Form 10-Q
period 2015-09-30
EQUITY BANCSHARES INC
filed 2015-12-23
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number 001-37624

EQUITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kansas	72-1532188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 East Kellogg Drive, Suite 200 Wichita, KS	67207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 316.612.6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of December 16, 2015
Class A Common Stock, par value $0.01 per share	7,150,017
Class B Non-Voting Common Stock, par value $0.01 per share	1,061,710

Important Notice about Information in this Quarterly Report

Unless we state otherwise or the context otherwise requires, references in this quarterly report to “we,” “our,” “us,” “the Company” and “Equity” refer to Equity Bancshares, Inc. and its consolidated subsidiaries, including Equity Bank, which we sometimes refer to as “Equity Bank,” “the Bank” or “our Bank.”

The information contained in this quarterly report is accurate only as of the date of this quarterly report and as of the dates specified herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains “forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).” These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Risk Factors” in our prospectus file with the Securities and Exchange Commission (“SEC”) pursuant to Rule 424(b) of the Securities Act on November 12, 2015, and in Item 1A – Risk Factors of this quarterly report.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but are not limited to, the following:

•	an economic downturn, especially one affecting our core market areas;

•	the occurrence of various events that negatively impact the real estate market, since a significant portion of our loan portfolio is secured by real estate;

•	difficult or unfavorable conditions in the market for financial products and services generally;

•	interest rate fluctuations, which could have an adverse effect on our profitability;

•	external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;

•	costs arising from the environmental risks associated with making loans secured by real estate;

•	losses resulting from a decline in the credit quality of the assets that we hold;

•	inadequacies in our allowance for loan losses, which could require us to take a charge to earnings and thereby adversely affect our financial condition;

•	inaccuracies or changes in the appraised value of real estate securing the loans that we originate, which could lead to losses if the real estate collateral is later foreclosed upon and sold at a price lower than the appraised value;

•	the costs of integrating the businesses we acquire, which may be greater than expected;

•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;

•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;

•	restraints on the ability of Equity Bank to pay dividends to us, which could limit our liquidity;

•	the loss of our largest loan and depositor relationships;

•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;

•	additional regulatory requirements and restrictions on our business, which could impose additional costs on us;

•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;

•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;

•	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;

•	the departure of key members of our management personnel or our inability to hire qualified management personnel;

•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;

•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;

•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;

•	the occurrence of adverse weather or manmade events, which could negatively affect our core markets or disrupt our operations;

•	an increase in FDIC deposit insurance assessments, which could adversely affect our earnings;

•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies; and

•	other factors that are discussed in “Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this quarterly report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements, expressed or implied, included in this quarterly report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

(Dollar amounts in thousands, except per share data)

	(Unaudited) September 30,	December 31,
	2015	2014
ASSETS
Cash and due from banks	$12,668	$31,193

Federal funds sold	10,525	514

Cash and cash equivalents	23,193	31,707

Interest-bearing time deposits in other banks	5,245	5,995
Available-for-sale securities	109,906	52,985
Held-to-maturity securities, fair value of $307,687 and $265,189	303,695	261,017
Loans held for sale	1,948	897
Loans, net of allowance for loan losses of $5,038 and $5,963	850,016	719,284
Other real estate owned, net	5,957	4,754
Premises and equipment, net	40,497	36,434
Bank owned life insurance	29,429	28,729
Federal Reserve Bank and Federal Home Loan Bank stock	14,052	4,312
Interest receivable	4,374	3,589
Goodwill	18,130	18,130
Core deposit intangible, net	926	1,107
Other	6,723	6,383

Total assets	$1,414,091	$1,175,323

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$37,467	$49,312
Savings, NOW, and money market	586,352	589,494
Time	403,698	342,160

Total deposits	1,027,517	980,966

Federal funds purchased and retail repurchase agreements	22,271	25,301
Federal Home Loan Bank advances	190,809	20,976
Bank stock loan	19,000	15,152
Subordinated debentures	9,174	8,941
Contractual obligations	3,003	3,146
Interest payable and other liabilities	16,263	3,112

Total liabilities	1,288,037	1,057,594

Commitments and contingent liabilities, see Notes 10 and 11

Stockholders’ equity, see Note 6
Preferred stock, Series C (liquidation preference of $16,372)	16,365	16,359
Common stock	78	76
Additional paid-in capital	98,876	98,398
Retained earnings	32,449	24,832
Accumulated other comprehensive loss	(1,801)	(2,281)
Employee stock loans	(258)	—
Treasury stock	(19,655)	(19,655)

Total stockholders’ equity	126,054	117,729

Total liabilities and stockholders’ equity	$1,414,091	$1,175,323

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2015	2014	2015	2014
Interest and dividend income
Loans, including fees	$10,642	$9,685	$31,636	$28,191
Securities, taxable	1,911	1,724	5,440	5,616
Securities, nontaxable	291	215	746	629
Federal funds sold and other	283	88	549	244

Total interest and dividend income	13,127	11,712	38,371	34,680
Interest expense
Deposits	1,284	1,073	3,409	3,033
Federal funds purchased and retail repurchase agreements	16	20	47	55
Federal Home Loan Bank advances	141	93	267	265
Bank stock loan	146	137	446	137
Subordinated debentures	162	157	480	475

Total interest expense	1,749	1,480	4,649	3,965

Net interest income	11,378	10,232	33,722	30,715
Provision for loan losses	537	300	1,867	1,200

Net interest income after provision for loan losses	10,841	9,932	31,855	29,515
Non-interest income
Service charges and fees	714	795	2,016	2,262
Debit card income	556	395	1,537	1,111
Mortgage banking	277	271	855	639
Increase in value of bank owned life insurance	234	242	700	716
Net gain on sale of available-for-sale securities	—	631	370	725
Other	425	539	1,510	1,643

Total non-interest income	2,206	2,873	6,988	7,096
Non-interest expense
Salaries and employee benefits	4,659	5,031	14,243	13,984
Net occupancy and equipment	1,010	1,173	3,248	3,548
Data processing	746	602	2,127	1,808
Professional fees	498	668	1,410	1,703
Advertising and business development	295	248	863	770
Telecommunications	203	195	582	576
FDIC insurance	217	177	568	543
Courier and postage	112	150	375	424
Amortization of core deposit intangible	61	69	182	247
Loan expense	94	104	272	248
Other real estate owned	64	76	200	73
Loss on debt extinguishment	—	—	316	—
Merger Expenses	77	—	77	—
Other	932	771	2,732	2,290

Total non-interest expense	8,968	9,264	27,195	26,214

Income before income tax	4,079	3,541	11,648	10,397
Provision for income taxes	1,343	1,108	3,902	3,189

Net income	2,736	2,433	7,746	7,208
Dividends and discount accretion on preferred stock	(43)	(101)	(129)	(666)

Net income allocable to common stockholders	$2,693	$2,332	$7,617	$6,542

Basic earnings per share	$0.43	$0.38	$1.21	$1.03

Diluted earnings per share	$0.43	$0.38	$1.21	$1.02

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$2,736	$2,433	$7,746	$7,208
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	826	63	555	399
Amortization of unrealized losses on held-to-maturity securities	167	186	590	529
Reclassification adjustment for net gains included in net income	—	(631)	(370)	(725)

Total other comprehensive income (loss)	993	(382)	775	203
Tax effect	(379)	162	(295)	(38)

Other comprehensive income (loss), net of tax	614	(220)	480	165

Comprehensive income	$3,350	$2,213	$8,226	$7,373

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2015 and 2014

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Series A & B	Series C	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2014	$15,540	$16,352	7,385,603	$76	$96,392	$16,553	$(2,606)	$(2,434)	$139,873
Net income	—	—	—	—	—	7,208	—	—	7,208
Other comprehensive income, net of tax effects	—	—	—	—	—	—	165	—	165
Accretion of discount on preferred stock	—	6	—	—	—	(6)	—	—	—
Retirement of preferred stock	(15,540)	—	—	—	—	—	—	—	(15,540)
Stock based compensation	—	—	—	—	805	—	—	—	805
Purchases of common stock for treasury	—	—	(1,320,660)	—	—	—	—	(17,220)	(17,220)
Cash dividends declared and accrued on preferred stock	—	—	—	—	—	(660)	—	—	(660)

Balance at September 30, 2014	$—	$16,358	6,064,943	$76	$97,197	$23,095	$(2,441)	$(19,654)	$114,631

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2015 and 2014

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock
	Series C	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Employee Stock Loans	Total Stockholders’ Equity
Balance at January 1, 2015	$16,359	6,067,511	$76	$98,398	$24,832	$(2,281)	$(19,655)	$—	$117,729
Net income	—	—	—	—	7,746	—	—	—	7,746
Other comprehensive income, net of tax effects	—	—	—	—	—	480	—	—	480
Accretion of discount on preferred stock	6	—	—	—	(6)	—	—	—	—
Stock based compensation	—	—	—	256	—	—	—	—	256
Common stock issued upon termination of restricted stock unit plan	—	203,216	2	222	—	—	—	(1,215)	(991)
Repayments on employee stock loans	—	—	—	—	—	—	—	957	957
Cash dividends declared and accrued on preferred stock	—	—	—	—	(123)	—	—	—	(123)

Balance at September 30, 2015	$16,365	6,270,727	$78	$98,876	$32,449	$(1,801)	$(19,655)	$(258)	$126,054

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	(Unaudited) September 30,
	2015	2014
Cash flows from operating activities
Net income	$7,746	$7,208
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	121	805
Depreciation	1,331	1,188
Provision for loan losses	1,867	1,200
Net accretion of purchase valuation adjustments	232	232
Amortization (accretion) of premiums and discounts on securities	1,714	1,505
Amortization of core deposits intangible	182	247
FHLB stock dividends	(232)	(24)
Loss (gain) on sales and valuation adjustments on other real estate owned	(41)	(280)
Net loss (gain) on sales of securities	(370)	(725)
Loss (gain) on disposal of premise and equipment	11	(134)
Loss (gain) on sales of loans	(720)	(499)
Originations of loans held for sale	(31,609)	(23,963)
Proceeds from the sale of loans held for sale	31,278	22,146
Increase in the value of bank owned life insurance	(700)	(686)
Change in fair value of derivatives recognized in earnings	13	28
Net change in:
Interest receivable	(785)	13
Other assets	(648)	2,055
Interest payable and other liabilities	2,112	(1,658)

Net cash provided by (used in) operating activities	11,502	8,658
Cash flows to investing activities
Purchases of available-for-sale securities	(83,968)	(31,253)
Purchases of held-to-maturity securities	(77,450)	(12,533)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	27,429	29,110
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	34,783	31,345
Net change in interest-bearing time deposits in other banks	750	(1,000)
Net change in loans	(124,941)	(50,870)
Purchase of premises and equipment	(5,420)	(2,848)
Proceeds from sale of premise and equipment	15	771
Net redemptions (purchases) of FHLB and FRB stock	(9,508)	(701)
Proceeds from sale of other real estate owned	1,616	3,996

Net cash provided by (used in) investing activities	(236,694)	(33,983)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	46,551	9,403
Net change in federal funds purchased and retail repurchase agreements	(3,030)	2,658
Net borrowings on Federal Home Loan Bank line of credit	174,265	26,633
Principal payments on Federal Home Loan Bank term advances	(4,432)	(132)
Borrowings on bank stock loan	5,014	15,540
Principal payments on bank stock loan	(1,166)	—
Issuance of employee stock loan	(1,215)	—
Principal payments on employee stock loan	957	—
Redemption of Series A and Series B preferred stock	—	(15,540)
Purchase of treasury stock	—	(17,220)
Net change in contractual obligations	(143)	(112)
Dividends paid on preferred stock	(123)	(763)

Net cash provided by (used in) financing activities	216,678	20,467

Net change in cash and cash equivalents	(8,514)	(4,858)
Cash and cash equivalents, beginning of period	31,707	20,620

Ending cash and cash equivalents	$23,193	$15,762

Supplemental cash flow information:
Interest paid	$4,711	$4,718
Income taxes paid, net of refunds	2,140	550
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	2,777	1,203
Preferred stock dividends payable at period end	41	41
Securities purchased but not settled	962	—
Loans purchased but not settled	10,078	—
Accrued compensation elected to be received as options, recognized as an increase in additional paid-in capital	135	—
Excess tax benefits as a result of the distribution of common stock in termination of the restricted stock unit plan recognized as an increase in additional paid-in capital	$224	$—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly owned subsidiary, Equity Bank (“Equity Bank”) and Equity Bank’s wholly owned subsidiary, SA Holdings, Inc. These entities are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2014. Operating results for nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015 or any other period.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers, which amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. ASU 2014-09 as originally issued is effective for annual reporting periods beginning after December 15, 2016 and early application is not permitted. In July 2015 the FASB deferred the effective date of this revenue recognition standard by one year to annual reporting periods beginning after December 15, 2017, and amended the ASU to permit early adoption. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In September 2015, FASB issued ASU 2015-16, Business Combinations – Simplifying the Accounting for Measurement-Period Adjustments, which amends how the change in provisional amounts are accounted for during the measurement period following a business combination. These amendments require that recognized adjustments to provisional amounts that are identified during the measurement period to be recognized during the period the adjustments are determined. In addition, disclosure is required of the amount recorded in current-period earnings by financial statement line item that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. The guidance is effective for fiscal years beginning after December 31, 2015, including interim periods within those fiscal years. The amendments should be applied prospectively with earlier application permitted for financial statements that have not been issued. The Company does not expect the implementation to have a significant impact on the consolidated financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
Available-for-sale securities
U.S. government-sponsored entities	$17,077	$58	$(11)	$17,124
Residential mortgage-backed securities (issued by government-sponsored entities)	87,792	718	(41)	88,469
Corporate	3,000	8	—	3,008
Small Business Administration loan pools	276	21	—	297
State and political subdivisions	505	4	—	509
Equity securities	500	—	(1)	499

	$109,150	$809	$(53)	$109,906

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2014
Available-for-sale securities
U.S. government-sponsored entities	$10,546	$16	$(162)	$10,400
Residential mortgage-backed securities (issued by government-sponsored entities)	35,867	680	(18)	36,529
Corporate	3,000	11	—	3,011
Small Business Administration loan pools	332	24	—	356
State and political subdivisions	2,169	24	—	2,193
Equity securities	500	—	(4)	496

	$52,414	$755	$(184)	$52,985

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,703	$—	$(15)	$2,688
Residential mortgage-backed (securities issued by government sponsored entities)	225,937	2,736	(217)	228,456
Corporate	12,981	145	(227)	12,899
Small Business Administration loan pools	2,863	23	(1)	2,885
State and political subdivisions	59,211	1,689	(141)	60,759

	$303,695	$4,593	$(601)	$307,687

December 31, 2014
Held-to-maturity securities
U.S. Government-sponsored entities	$2,800	$9	$—	$2,809
Residential mortgage-backed (securities issued by government sponsored entities)	195,458	2,795	(82)	198,171
Corporate	12,976	73	(270)	12,779
Small Business Administration loan pools	3,220	14	(10)	3,224
State and political subdivisions	46,563	1,663	(20)	48,206

	$261,017	$4,554	$(382)	$265,189

The table above presents unrealized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at September 30, 2015, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$3,286	$3,308
One to five years	12,867	12,912	15,609	16,002
Five to ten years	7,715	7,729	26,698	27,787
After ten years	276	297	32,165	32,134
Mortgage-backed securities	87,792	88,469	225,937	228,456

Total debt securities	$108,650	$109,407	$303,695	$307,687

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $284,283 at September 30, 2015 and $250,114 at December 31, 2014.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2015 and December 31, 2014:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2015
Available-for-sale securities
U.S. Government-sponsored entities	$4,989	$(11)	$—	$—	$4,989	$(11)
Residential mortgage-backed (issued by government-sponsored entities)	11,273	(41)	—	—	11,273	(41)
Corporate	—	—	—	—	—	—
Small Business Administration loan pools	—	—	—	—	—	—
State and political subdivisions	—	—	—	—	—	—
Equity securities	—	—	499	(1)	499	(1)

Total temporarily impaired securities	$16,262	$(52)	$499	$(1)	$16,761	$(53)

December 31, 2014
Available-for-sale securities
U.S. Government-sponsored entities	$6,777	$(162)	$—	$—	$6,777	$(162)
Residential mortgage-backed (issued by government-sponsored entities)	2,499	(18)	—	—	2,499	(18)
Corporate	—	—	—	—	—	—
Small Business Administration loan pools	—	—	—	—	—	—
State and political subdivisions	—	—	—	—	—	—
Equity securities	—	—	496	(4)	496	(4)

Total temporarily impaired securities	$9,276	$(180)	$496	$(4)	$9,772	$(184)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,688	$(14)	$—	$—	$2,688	$(14)
Residential mortgage-backed (issued by government-sponsored entities)	48,849	(278)	94,859	(895)	143,708	(1,173)
Corporate	9,883	(124)	3,016	(112)	12,899	(236)
Small Business Administration loan pools	1,321	(1)	1,565	(36)	2,886	(37)
State and political subdivisions	14,724	(169)	8,153	(207)	22,877	(376)

Total temporarily impaired securities	$77,465	$(586)	$107,593	$(1,250)	$185,058	$(1,836)

December 31, 2014
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$18,093	$(30)	$121,617	$(1,480)	$139,710	$(1,510)
Corporate	4,296	(141)	8,483	(231)	12,779	(372)
Small Business Administration loan pools	—	—	1,720	(58)	1,720	(58)
State and political subdivisions	1,930	(11)	15,160	(351)	17,090	(362)

Total temporarily impaired securities	$24,319	$(182)	$146,980	$(2,120)	$171,299	$(2,302)

As of September 30, 2015, the Company held 4 available-for-sale securities and 112 held-to-maturity securities in an unrealized loss position. The table above presents unrealized losses on held-to maturity securities since the date of the securities purchases, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation.

Unrealized losses on securities have not been recognized into income because the security issuers are of high credit quality, management does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the securities approach maturity.

The proceeds from sales and the associated gains and losses reclassified from other comprehensive income to income are listed below:

	Three Months Ended September 30,
	2015	2014
Proceeds	$—	$20,685
Gross gains	—	631
Gross losses	—	—
Income tax expense on net realized gains	—	241

	Nine Months Ended September 30,
	2015	2014
Proceeds	$17,105	$23,460
Gross gains	370	725
Gross losses	—	—
Income tax expense on net realized gains	142	277

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at September 30, 2015 and December 31, 2014 include:

	September, 2015	December 31, 2014
Commercial real estate	$371,488	$363,467
Commercial and industrial	255,233	183,100
Residential real estate	183,775	134,455
Agricultural real estate	18,104	17,083
Consumer	10,826	7,875
Agricultural	15,628	19,267

Total loans	855,054	725,247
Allowance for loan losses	(5,038)	(5,963)

Net loans	$850,016	$719,284

In 2015, the Company began a participatory relationship with another institution in mortgage finance loans. These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group. These loans are typically on the Company’s balance sheet for 10 to 20 days. The originator has mortgage lenders and purchase interests in individual loans they originate. As of September 30, 2015, the Company had balances of $20.0 million in mortgage finance loans classified as commercial and industrial.

Over-draft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $283 at September 30, 2015 and $224 at December 31, 2014.

The following tables present the activity in the allowance for loan losses by portfolio segment and class for the three months ended September 30, 2015 and 2014:

September 30, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$1,913	$2,228	$1,345	$25	$90	$42	$5,643
Provision for loan losses	(44)	493	20	(2)	68	2	537
Loans charged-off	(8)	(1,181)	(2)	—	(64)	—	(1,255)
Recoveries	79	—	18	—	15	1	113

Total ending allowance balance	$1,940	$1,540	$1,381	$23	$109	$45	$5,038

September 30, 2014	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,009	$1,478	$1,297	$153	$51	$114	$6,102
Provision for loan losses	225	(358)	358	8	52	15	300
Loans charged-off	(7)	—	(238)	—	(131)	(19)	(395)
Recoveries	4	4	11	—	80	1	100

Total ending allowance balance	$3,231	$1,124	$1,428	$161	$52	$111	$6,107

The following tables present the activity in the allowance for loan losses by portfolio segment and class for the nine months ended September 30, 2015 and 2014:

September 30, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,897	$1,559	$1,190	$148	$81	$88	$5,963
Provision for loan losses	387	1,164	321	(125)	164	(44)	1,867
Loans charged-off	(1,464)	(1,190)	(158)	—	(182)	—	(2,994)
Recoveries	120	7	28	—	46	1	202

Total ending allowance balance	$1,940	$1,540	$1,381	$23	$109	$45	$5,038

September 30, 2014	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,866	$990	$1,360	$217	$63	$118	$5,614
Provision for loan losses	303	145	736	(56)	61	11	1,200
Loans charged-off	(7)	(46)	(801)	—	(251)	(20)	(1,125)
Recoveries	69	35	133	—	179	2	418

Total ending allowance balance	$3,231	$1,124	$1,428	$161	$52	$111	$6,107

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio segment and class based on impairment method as of September 30, 2015 and December 31, 2014:

	Loan Balance			Allowance for Loan Losses
September 30, 2015	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$3,619	$367,869	$371,488	$219	$1,721	$1,940
Commercial and industrial	1,629	253,604	255,233	214	1,326	1,540
Residential real estate	1,263	182,512	183,775	166	1,215	1,381
Agricultural real estate	—	18,104	18,104	—	23	23
Consumer	26	10,800	10,826	2	107	109
Agricultural	—	15,628	15,628	—	45	45

Total	$6,537	$848,517	$855,054	$601	$4,437	$5,038

	Loan Balance			Allowance for Loan Losses
December 31, 2014	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial real estate	$7,267	$356,200	$363,467	$1,044	$1,853	$2,897
Commercial and industrial	1,710	181,390	183,100	523	1,036	1,559
Residential real estate	1,419	133,036	134,455	95	1,095	1,190
Agricultural real estate	259	16,824	17,083	16	132	148
Consumer	29	7,846	7,875	3	78	81
Agricultural	—	19,267	19,267	—	88	88

Total	$10,684	$714,563	$725,247	$1,681	$4,282	$5,963

The following tables present information related to impaired loans by segment and class of loans as of and for the nine months ended September 30, 2015 and the year ended December 31, 2014:

September 30, 2015	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$276	$275	$—	$945	$8
Commercial and industrial	1,507	812	—	599	11
Residential real estate	519	284	—	608	—
Agricultural real estate	—	—	—	66	—
Consumer	—	—	—	3	—
Agricultural	—	—	—	—	—

Subtotal	2,302	1,371	—	2,221	19

With an allowance recorded:
Commercial real estate	4,179	3,344	219	3,921	42
Commercial and industrial	1,318	817	214	1,655	23
Residential real estate	1,057	979	166	714	12
Agricultural real estate	—	—	—	78	—
Consumer	28	26	2	29	—
Agricultural	—	—	—	—	—

Subtotal	6,582	5,166	601	6,397	77

Total	$8,884	$6,537	$601	$8,618	$96

The above table presents interest income for the nine months ended September 30, 2015. Interest income recognized for the three months ended September 30, 2015 was not material. Interest income recognized in the above table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2014	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$2,496	$1,837	$—	$1,159	$64
Commercial and industrial	553	524	—	906	—
Residential real estate	778	523	—	1,055	—
Agricultural real estate	114	111	—	112	—
Consumer	—	—	—	5	—
Agricultural	—	—	—	—	—

Subtotal	3,941	2,995	—	3,237	64

With an allowance recorded:
Commercial real estate	5,717	5,430	1,044	5,504	21
Commercial and industrial	1,225	1,186	523	284	36
Residential real estate	988	896	95	1,526	14
Agricultural real estate	154	148	16	35	8
Consumer	30	29	3	11	2
Agricultural	—	—	—	12	—

Subtotal	8,114	7,689	1,681	7,372	81

Total	$12,055	$10,684	$1,681	$10,609	$145

The above table presents interest income for the twelve months ended December 31, 2014. Interest income recognized for the three and nine months ended September 30, 2014 was not material and the average impaired balance at September 30, 2014 is materially consistent with December 31, 2014. Interest income recognized in the above table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present the aging of the recorded investment in past due loans as of September 30, 2015 and December 31, 2014, by segment and class of loans:

September 30, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,084	$41	$—	$3,650	$365,713	$371,488
Commercial and industrial	224	—	438	1,629	252,942	255,233
Residential real estate	295	162	—	1,300	182,018	183,775
Agricultural real estate	—	99	—	—	18,005	18,104
Consumer	52	—	—	26	10,748	10,826
Agricultural	—	—	—	—	15,628	15,628

Total	$2,655	$302	$438	$6,605	$845,054	$855,054

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,010	$1,958	$—	$7,294	$353,205	$363,467
Commercial and industrial	83	165	39	1,710	181,103	183,100
Residential real estate	765	497	—	1,499	131,694	134,455
Agricultural real estate	—	—	—	258	16,825	17,083
Consumer	22	—	—	29	7,824	7,875
Agricultural	—	44	—	—	19,223	19,267

Total	$1,880	$2,664	$39	$10,790	$709,874	$725,247

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship. The Company uses the following definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The risk category of loans by class of loans is as follows as of September 30, 2015 and December 31, 2014:

September 30, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$359,760	$—	$11,728	$—	$371,488
Commercial and industrial	252,816	—	2,110	307	255,233
Residential real estate	181,813	—	1,962	—	183,775
Agricultural real estate	17,701	—	403	—	18,104
Consumer	10,800	—	26	—	10,826
Agricultural	15,511	—	117	—	15,628

Total	$838,401	$—	$16,346	$307	$855,054

December 31, 2014	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$340,224	$147	$23,096	$—	$363,467
Commercial and industrial	181,272	—	1,828	—	183,100
Residential real estate	132,285	—	2,170	—	134,455
Agricultural real estate	16,708	—	375	—	17,083
Consumer	7,846	—	29	—	7,875
Agricultural	15,432	—	3,835	—	19,267

Total	$693,767	$147	$31,333	$—	$725,247

Purchased Credit Impaired Loans

As part of previous acquisitions, the Company has acquired certain loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investments in purchase credit impaired loans as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Contractually required principal payments	$5,552	$7,278
Discount	(1,312)	(2,167)

Recorded investment	$4,240	$5,111

For the three month and nine month periods ended September 30, 2015 and 2014, no provision for loan losses was recorded for these loans. The accretable yield associated with these loans as of the period ended September 30, 2015 was $1,139. For the period ended December 31, 2014, the accretable yield was immaterial. For the three month and nine month periods ended September 30, 2015 and 2014 the interest income recognized on these loans was immaterial.

Troubled Debt Restructurings

Troubled debt restructured loans outstanding as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Accruing	Nonaccrual	Accruing	Nonaccrual
	(Dollars in thousands)
Commercial Real Estate	$—	$—	$—	$265

Total	$—	$—	$—	$265

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

Net cash settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense, based on the item being hedged. Net cash settlements on derivatives that do not qualify for hedge accounting are reported in non-interest income. Cash flows on hedges are classified in the cash flow statement the same as the cash flows of the items being hedged unless the derivative meets the criteria to be a financing derivative. All derivatives are recognized in the consolidated balance sheet at their fair values and are reported as either derivative assets or derivative liabilities net of accrued net settlements and collateral, if any. The individual derivative amounts are netted by counterparty when the netting requirements have been met. If these netted values are positive, they are classified as an asset and, if negative, they are classified as a liability.

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship. This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions. The Company also formally assesses, both at the hedge’s inception and on an ongoing basis (at least quarterly), whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items. The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm, or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that are accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will effect earnings.

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate. At September 30, 2015, the portfolio of interest rate swaps have a weighted average maturity of 10.2 years, a weighted average pay rate of 4.45% and a weighted average rate received of 2.92%. No interest rate swaps were outstanding at December 31, 2014.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management. This derivative is not designated as a hedging instrument but rather as a stand-alone derivative. At September 30, 2015, the interest rate cap had a term of 4.1 years and a cap rate of 4.50%. At December 31, 2014, the interest rate cap had a term of 4.9 years and a cap rate of 4.50%

Reconciliation of Derivative Fair Values and Gains/(Losses):

The notional amount of a derivative contract is a factor in determining periodic interest payments or cash flows received or paid. The notional amount of derivatives serves as a level of involvement in various types of derivatives. The notional amount does not represent the Company’s overall exposure to credit or market risk, generally, the exposure is significantly smaller.

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2015 and December 31, 2014:

	September 30, 2015			December 31, 2014
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$12,341	$—	$361	$—	$—	$—

Total derivatives designated as hedging relationships	12,341	—	361	—	—	—

Derivatives not designated as hedging instruments:
Interest rate caps/floors	3,206	2	—	3,399	11	—

Total derivatives not designated as hedging instruments	3,206	2	—	3,399	11	—

Total	$15,547	2	361	$3,399	11	—

Cash Collateral		—	(270)		—	—

Net amount presented in Balance Sheet		$2	$91		$11	$—

For the three months ended September 30, 2015 and 2014, the Company recorded net losses on derivatives and hedging activities:

	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—

Total net gain (loss) related to fair value hedge ineffectiveness	—	—

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	(3)	(2)

Total net gains (losses) related to derivatives not designated as hedging instruments	(3)	(2)

Net gains (losses) on derivatives and hedging activities	$(3)	$(2)

For the nine months ended September 30, 2015 and 2014, the Company recorded net losses on derivatives and hedging activities:

	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—

Total net gain (loss) related to fair value hedge ineffectiveness	—	—

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	(9)	(28)

Total net gains (losses) related to derivatives not designated as hedging instruments	(9)	(28)

Net gains (losses) on derivatives and hedging activities	$(9)	$(28)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three months ended September 30, 2015. No hedging relationships were outstanding during the three months ended September 30, 2014.

	September 30, 2015
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income

Commercial real estate loans	$(342)	$342	$—	$(37)

Total	$(342)	$342	$—	$(37)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine months ended September 30, 2015. No hedging relationships were outstanding during the nine months ended September 30, 2014.

	September 30, 2015
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income

Commercial real estate loans	$(357)	$357	$—	$(47)

Total	$(357)	$357	$—	$(47)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2015 and December 31, 2014 are as follows:

	September 30, 2015	December 31, 2014
Federal funds purchased	$—	$—
Retail repurchase agreements	22,271	25,301

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $27,063 and $32,983 at September 30, 2015 and December 31, 2014. The agreements are on a day-to-day basis and can be terminated on demand.

	September 30, 2015	December 31, 2014
Average daily balance during the period	$25,667	$28,058
Average interest rate during the period	0.24%	0.26%
Maximum month-end balance during the period	27,951	30,964
Weighted average interest rate at period-end	0.25%	0.25%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances.

	September 30, 2015	December 31, 2014
Federal Home Loan Bank line of credit advances	$190,809	$16,544
Federal Home Loan Bank fixed rate term advances	—	4,432

Total Federal Home Loan Bank advances	$190,809	$20,976

At September 30, 2015, the Company had $190,809 drawn against its line of credit at a weighted average rate of 0.29%. At December 31, 2014, the $16,544 drawn against the Federal Home Loan Bank line of credit was at a weighted average rate of 0.25%.

In February 2015, all of the Company’s Federal Home Loan Bank term advances were prepaid. The Company recorded a loss on debt extinguishment of $316 for the nine months ended September 30, 2015 in connection with the prepayment of the Federal Home Loan Bank term advances.

At September 30, 2015 and December 31, 2014, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $378 and $32,378. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. The letter of credit outstanding at September 30, 2015 matures on October 23, 2015.

The advances and letters of credit were collateralized by certain qualifying loans totaling $245,253 and $199,610 at September 30, 2015 and December 31, 2014. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $54,066 and $146,256 at September 30, 2015 and December 31, 2014.

Bank stock loan

In July 2014, the Company borrowed $15,540 from an unaffiliated financial institution, secured by the Company’s stock in Equity Bank. In September 2015, the Company amended and restated the loan and borrowed an additional $5,014. The loan bears interest at a fixed rate of 4.00% (computed on the basis of a 360-day year and the actual number of days elapsed) until July 2019, at which time the interest rate adjusts to Prime Rate, as designated as such in the “Money Rates” section of the Wall Street Journal (or any generally recognized successor), floating daily. Accrued interest and principal payments are due quarterly on the first day of January, April, July and October, with one final payment of unpaid principal and interest due in July 2021. The terms of the loan require the Company and Equity Bank to maintain minimum capital ratios and other covenants. The loan and accrued interest may be pre-paid at any time without penalty. In the event of default, the lender has the option to declare all outstanding balances as immediately due. The outstanding balance of the bank stock loan was $19,000 as of September 30, 2015 and $15,152 as of December 31, 2014. The Company recently completed an initial public offering and will use part of the proceeds to repay this borrowing, see Note 12.

Future principal repayments of the September 30, 2015 outstanding balance are as follows:

Due in one year or less	$2,018
Due after one year through two years	2,172
Due after two years through three years	2,172
Due after three years through four years	2,172
Due after four years through five years	2,172
Thereafter	8,294

Total	$19,000

The Company believes it is in compliance with the terms of the loan and has not been otherwise notified of noncompliance.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock. At September 30, 2015 and December 31, 2014 the Company had 16,372 shares of Series C, senior non-cumulative perpetual preferred stock with a par value $0.01 per share issued and outstanding. The Company recently completed an initial public offering and will use part of the proceeds to redeem the Series C preferred stock, see Note 12.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Common Class A”) and 5,000,000 shares of Class B non-voting (“Common Class B”), both of which have a par value of $0.01. At September 30, 2015 and December 31, 2014, the following shares were issued and held in treasury or were outstanding:

	September 30, 2015	December 31, 2014
Common Class A – issued	6,207,060	6,003,844
Common Class A – held in treasury	(1,271,043)	(1,271,043)

Common Class A – outstanding	4,936,017	4,732,801

Common Class B – issued	1,569,613	1,569,613
Common Class B – held in treasury	(234,903)	(234,903)

Common Class B – outstanding	1,334,710	1,334,710

Agreements with certain owners of Common Class B shares require the Company to issue Common Class A shares to replace an equal number of Common Class B shares in the event of a future transfer from the owner to an unaffiliated party. The Common Class B owner may require this exchange in certain stipulated transactions including the transfer of Common Class B shares to: (1) the Company or its bank subsidiary, (2) in a widespread public distribution, (3) a transfer in which no transferee receives two percent or more of any class of the Company’s voting securities, or (4) to a transferee that would control more than fifty percent of the Company’s voting securities without any transfer from the purchaser.

Restricted stock unit plan termination loans

In connection with the termination of the Company’s restricted stock unit plan (‘RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units. Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense. Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance. These loans totaling $258 at September 30, 2015, are collateralized with the shares received, have an initial maturity date of December 31, 2015 and an interest rate of 0.43%.

Accumulated other comprehensive income (loss)

At September 30, 2015 and December 31, 2014, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of September 30, 2015 and December 31, 2014 were as follows:

	Available-for-Sale Securities	Held-to-Maturity Securities	Accumulated Other Comprehensive Income
September 30, 2015
Net unrealized or unamortized gains (losses)	$756	$(3,668)	$(2,912)
Tax effect	(292)	1,403	1,111

	$464	$(2,265)	$(1,801)

December 31, 2014
Net unrealized or unamortized gains (losses)	$571	$(4,258)	$(3,687)
Tax effect	(222)	1,628	1,406

	$349	$(2,630)	$(2,281)

NOTE 7 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. The Company and Equity Bank have elected to exclude accumulated other comprehensive income items in computing regulatory capital. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2015, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as are asset growth and acquisitions, and capital restoration plans are required. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, Common equity Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. The most recent notification from the regulatory banking agencies categorized Equity Bank as “well capitalized” under the regulatory capital framework for prompt corrective action and there have been no events since that notification that the Company believes have changed Equity Bank’s category.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules became effective as applied to the Company and Equity Bank on January 1, 2015. An additional ratio, common equity Tier 1 capital to risk weighted assets, was added by these new rules. The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2015 (under the new rules) and December 31, 2014 (under the previous rules) are presented in the tables below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
September 30, 2015
Total capital to risk weighted assets
Equity Bancshares, Inc.	$115,894	11.58%	$80,069	8.0%	$	N/A	N/A
Equity Bank	125,573	12.53%	80,187	8.0%		100,234	10.0%

Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	110,856	11.08%	60,052	6.0%		N/A	N/A
Equity Bank	120,535	12.03%	60,140	6.0%		80,187	8.0%

Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	94,493	9.44%	45,039	4.5%		N/A	N/A
Equity Bank	120,535	12.03%	45,105	4.5%		65,152	6.5%

Tier 1 leverage to average assets
Equity Bancshares, Inc.	110,856	7.94%	55,854	4.0%		N/A	N/A
Equity Bank	120,535	8.62%	55,922	4.0%		69,903	5.0%

December 31, 2014
Total capital to risk weighted assets
Equity Bancshares, Inc.	$116,882	13.86%	$67,409	8.0%	$	N/A	N/A
Equity Bank	124,513	14.74%	67,573	8.0%		84,466	10.0%

Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	110,859	13.16%	33,704	4.0%		N/A	N/A
Equity Bank	118,550	14.04%	33,786	4.0%		50,680	6.0%

Tier 1 leverage to average assets
Equity Bancshares, Inc.	110,859	9.62%	46,085	4.0%		N/A	N/A
Equity Bank	118,550	10.28%	46,149	4.0%		57,686	5.0%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Basic:
Net income allocable to common stockholders	$2,693	$2,332

Weighted average common shares outstanding	6,270,727	6,064,943
Weighted average vested restricted stock units	—	35,092

Weighted average shares	6,270,727	6,100,035

Basic earnings per common share	$0.43	$0.38

Diluted:
Net income allocable to common stockholders	$2,693	$2,332

Weighted average common shares outstanding for:
Basic earnings per common share	6,270,727	6,100,035
Dilutive effects of the assumed exercise of stock options	24,860	—
Dilutive effects of the assumed redemption of RSU’s	—	62,642

Average shares and dilutive potential common shares	6,295,587	6,162,677

Diluted earnings per common share	$0.43	$0.38

Average outstanding stock options of 123,700 and 259,954 for the three month periods ended September 30, 2015 and 2014 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than or equal to the average market price of the common shares.

The following table presents earnings per share for the nine months ended September 30, 2015 and 2014:

	September 30, 2015	September 30, 2014
Basic:
Net income allocable to common stockholders	$7,617	$6,542

Weighted average common shares outstanding	6,161,303	6,330,894
Weighted average vested restricted stock units	109,424	35,092

Weighted average shares	6,270,727	6,365,986

Basic earnings per common share	$1.21	$1.03

Diluted:
Net income allocable to common stockholders	$7,617	$6,542

Weighted average common shares outstanding for:
Basic earnings per common share	6,270,727	6,365,986
Dilutive effects of the assumed exercise of stock options	19,675	—
Dilutive effects of the assumed redemption of RSU’s	—	62,642

Average shares and dilutive potential common shares	6,290,402	6,428,628

Diluted earnings per common share	$1.21	$1.02

Average outstanding stock options of 124,510 and 251,911 for the nine month periods ended September 30, 2015 and 2014 were not included in the computation of diluted earnings per share because the options’ exercise price was greater than or equal to the average market price of the common shares.

As described in Note 12, the Company issued additional shares during the fourth quarter of 2015. The above tables do not reflect the impact of the initial public offering.

NOTE 9 – FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments. Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. For disclosure purposes, the Company groups its financial and non-financial assets and liabilities into three different levels based on the nature of the instrument and the availability and reliability of the information that is used to determine fair value. The three levels of inputs that may be used to measure fair values are defined as follows:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Level 1 inputs are considered to be the most transparent and reliable. The Company assumes the use of the principal market to conduct a transaction of each particular asset or liability being measured and then considers the assumptions that market participants would use when pricing the asset or liability. Whenever possible, the Company first looks for quoted prices for identical assets or liabilities in active markets (level 1 inputs) to value each asset or liability. However, when inputs from identical assets or liabilities on active markets are not available, the Company utilizes market observable data for similar assets and liabilities. The Company maximizes the use of observable inputs and limits the use of unobservable inputs to occasions when observable inputs are not available. The need to use unobservable inputs generally results from the lack of market liquidity of the actual financial instrument or of the underlying collateral. Although, in some instances, third party price indications may be available, limited trading activity can challenge the implied value of those quotations.

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the hierarchy:

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of securities available-for-sale are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as level 1. For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company’s available-for-sale securities, including U.S. Government sponsored agencies, residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies), corporate securities, Small Business Administration securities, State and Political Subdivision securities, and equity securities are classified as level 2.

The fair values of interest rate swaps and interest rate caps are determined based on valuation pricing models using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the interest rate derivative. Cash collateral received from or delivered to a derivative counterparty is classified as level 1.

Assets and Liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2015
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$17,124	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	88,469	—
Corporate	—	3,008	—
Small Business Administration loan pools	—	297	—
State and political subdivisions	—	509	—
Equity securities	—	499	—
Interest rate caps (included in other assets)	—	2	—
Liabilities:
Interest rate swaps (included in other liabilities)	—	361	—
Cash collateral held by counterparty	(270)	—	—

Total derivative liabilities	(270)	361	—

	December 31, 2014
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$10,400	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	36,529	—
Corporate	—	3,011	—
Small Business Administration loan pools	—	356	—
State and political subdivisions	—	2,193	—
Equity securities	—	496	—
Interest rate caps (included in other assets)	—	11	—

The Company did not record any liabilities for which the fair value was measured on a recurring basis at December 31, 2014. There were no transfers between Levels during the nine months ended September 30, 2015 or the year ended December 31, 2014. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of impairment. The fair values of impaired loans with specific allocations of the allowance for loan losses are generally based on recent real estate appraisals of the collateral less estimated cost to sell. Declines in the fair values of other real estate owned subsequent to their initial acquisitions are also based on recent real estate appraisals less selling costs.

Real estate appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a non-recurring basis are summarized below:

	September 20, 2015
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$3,125
Commercial and industrial	—	—	603
Residential real estate	—	—	813
Other	—	—	24

Other real estate owned:
Commercial real estate	—	—	524
Residential real estate	—	—	540

	December 31, 2014
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$4,386
Commercial and industrial	—	—	663
Residential real estate	—	—	801
Other	—	—	158

Other real estate owned:
Commercial real estate	—	—	524
Residential real estate	—	—	646

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2015 or at December 31, 2014.

Valuations of impaired loans and other real estate owned utilize third party appraisals or broker price opinions, and are classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors, and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
September 30, 2015
Impaired loans	$4,565	Sales Comparison Approach	Adjustments for differences between comparable sales	6% - 29% (17%)
December 31, 2014
Impaired loans	$6,008	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 15% (7%)

Measurable inputs for other real estate owned are not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	September 30, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$23,193	$23,193	$23,193	$—	$—
Interest bearing deposits	5,245	5,245	—	5,245	—
Available-for-sale securities	109,906	109,906	—	109,906	—
Held-to-maturity securities	303,695	307,687	—	307,687	—
Loans held for sale	1,948	1,948	—	1,948	—
Loans, net of allowance for loan losses	850,016	840,193	—	—	840,193
Federal Reserve Bank and Federal Home Loan Bank stock	14,052	N/A	N/A	N/A	N/A
Interest receivable	4,374	4,374	—	4,374	—
Interest rate cap	2	2	—	2	—

Financial liabilities:
Deposits	$1,027,517	$1,032,819	$—	$1,032,819	$—
Federal funds purchased and retail repurchase agreements	22,271	22,271	—	22,271	—
Federal Home Loan Bank advances	190,809	190,809	—	190,809	—
Bank stock loan	19,000	19,000	—	19,000	—
Subordinated debentures	9,174	9,174	—	9,174	—
Contractual obligations	3,003	3,003	—	3,003	—
Interest payable	650	650	—	650	—

Interest rate swaps	361	361	—	361	—
Cash collateral held by derivative counterparty	(270)	(270)	(270)	—	—

Total derivative liabilities	91	91	(270)	361	—

	December 31, 2014
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$31,707	$31,707	$31,707	$—	$—
Interest bearing deposits	5,995	5,995	—	5,995	—
Available-for-sale securities	52,985	52,985	—	52,985	—
Held-to-maturity securities	261,017	265,189	—	265,189	—
Loans held for sale	897	897	—	897	—
Loans, net of allowance for loan losses	719,284	717,141	—	—	717,141
Federal Reserve Bank and Federal Home Loan Bank stock	4,312	N/A	N/A	N/A	N/A
Interest receivable	3,589	3,589	—	3,589	—
Interest rate caps	11	11	—	11	—

Financial liabilities:
Deposits	$980,966	$982,434	$—	$982,434	$—
Federal funds purchased and retail repurchase agreements	25,301	25,301	—	25,301	—
Federal Home Loan Bank advances	20,976	21,207	—	21,207	—
Bank stock loan	15,152	15,152	—	15,152	—
Subordinated debentures	8,941	8,941	—	8,941	—
Contractual obligations	3,146	3,146	—	3,146	—
Interest payable	631	631	—	631	—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents and interest-bearing deposits: The carrying amounts of cash and short-term instruments approximate fair values.

Held-to-maturity securities: The fair value of held-to-maturity securities are determined in a manner consistent with available-for-sale securities which has been previously discussed.

Loans held for sale: The fair values of loans held for sale are based on quoted market prices for loans with similar characteristics.

Loans: Fair values of variable rate loans that reprice frequently and with no significant change in credit risk are based on carrying values. Fair values of other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Federal Reserve Bank and Federal Home Loan Bank stock: It is not practical to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability.

Interest receivable and interest payable: The carrying amounts of accrued interest receivable and payable approximate their fair values.

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount). The carrying amount of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered.

Federal funds purchased and retail repurchase agreements: Federal funds purchased and retail repurchase agreements mature daily and may be terminated at any time. The carrying amounts of these financial instruments approximate their fair values.

Federal Home Loan Bank Advances: The carrying amounts of draws against the Company’s line of credit at the Federal Home Loan Bank approximate their fair values. The fair values of fixed rate term advances are determined using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements.

Bank stock loan: The fair value of the bank stock loan was estimated using a discounted cash flow analysis based on current borrowing rates for similar types of borrowing arrangements.

Subordinated debentures: Subordinated debentures are carried at the outstanding principal balance less an unamortized fair value adjustment from the date of assumption. The outstanding principal balance, net of this adjustment, approximates their fair value.

Contractual obligations: The carrying value of contractual obligations approximate their fair value.

The fair value of off-balance-sheet items is not considered material.

NOTE 10 – COMMITMENTS AND CREDIT RISK

The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and loans to businesses and consumers.

Commitments to Originate Loans and Available Lines of Credit: Commitments to originate loans and available lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments and lines of credit may expire without being drawn upon, the total commitment and lines of credit amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days, and which are intended for sale to investors in the secondary market.

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$21,132	$54,594	$9,791	$15,776
Mortgage loans in the process of origination	7,204	1,207	2,175	761
Unused lines of credit	47,972	57,166	32,447	48,290

The fixed rate loan commitments have interest rates ranging from 2.50% to 8.50% and maturities ranging from 4 months to 60 months.

Standby Letters of Credit: Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified pre-conditions are met. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The contractual amounts of standby letters of credit as of September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015		December 31, 2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$3,515	$1,209	$2,093	$616

NOTE 11 – LEGAL MATTERS

The Company is party to various matters of litigation in the ordinary course of business. The Company periodically reviews all outstanding pending or threatened legal proceedings and determines if such matters will have an adverse effect on the business, financial condition or results of operations or cash flows. A loss contingency is recorded when the outcome is probable and reasonably able to be estimated. The following loss contingencies have been identified by the Company as reasonably possible to result in an unfavorable outcome for the Company or the Bank.

Equity Bank is a party to a February 3, 2015 lawsuit filed against it by CitiMortgage, Inc. The lawsuit involves an alleged breach of contract related to loan repurchase obligations and damages of $2,700 plus pre-judgment and post-judgment interest. At this early stage of the litigation it is difficult to estimate any potential loss, however Equity Bank believes it has numerous and meritorious defenses to the claims and anticipates contesting the matter vigorously. The Company currently does not believe that it is probable that this legal matter will result in an unfavorable outcome for the Company or Equity Bank.

Equity Bank and U.S. Bank (“USB”) were parties to lawsuits filed against each other. These lawsuits involved loan-repurchase demands made by USB and allegations by Equity Bank that USB withheld servicing release premiums (profits) on loans sold by Equity Bank to USB, and also that USB had interfered with a 2012 business combination. In June 2015, Equity Bank and USB settled the lawsuits filed against each other.

Except for the above mentioned lawsuit and settlement, there have been no other claims for potential repurchase or indemnification demands regarding mortgage loans originated by Equity Bank and sold to investors. However, the Company believes there is possible risk it may face similar demands based on comparable demands loan aggregators are facing from their investors, including Government Sponsored Entities such as Freddie Mac and Fannie Mae, and or settlement agreements loan aggregators have entered into with those investors. The amount of potential loss and outcome of such possible litigation, if it were commenced, is uncertain and the Company would vigorously contest any claims.

NOTE 12 – SUBSEQUENT EVENTS

On July 27, 2015, the Company entered into a definitive agreement to acquire First Independence Corporation and its subsidiary, First Federal Savings & Loan of Independence, based in Independence, Kansas. The acquisition was completed on October 9, 2015 for aggregate cash consideration of $14,740 and First Federal Savings & Loan of Independence was merged into Equity Bank. The estimated fair values of assets acquired as of the acquisition date are $134,000; which include total loans valued at $89,962; securities of $29,355; core deposit intangible of $735 and goodwill of $570. The estimated fair values of liabilities assumed as of the acquisition date are $119,420; which include deposits of $87,251 and Federal Home Loan Bank advances of $31,603. Although the Company does not expect significant differences from estimated values, final valuations are not yet available. Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair values of identifiable assets acquired and liabilities assumed. Goodwill is not expected to be deductible for tax purposes. The Company has incurred expenses related to the acquisition of approximately $1,691. For the three and nine month periods ended September 30, 2015, merger expenses totaled $77.

On November 16, 2015, the Company completed an initial public offering of 2,231,000 shares of Class A common stock, $0.01 par value, at a price to the public of $22.50 per share, including 291,000 shares pursuant to the full exercise by the underwriters of their option to purchase additional shares of Class A common stock from the Company. The Company sold 1,941,000 shares of its Class A common stock and the selling stockholders named in the registration statement sold 290,000 shares of the Company’s Class A common stock (which included 273,000 shares of Class A common stock that were issued upon the automatic conversion of an equal number of shares of Class B common stock as a result of the offering). Gross proceeds paid to the Company were $43,673. The Company’s net proceeds are expected to be approximately $39,184 after the subtraction of underwriting discounts and commissions and estimated offering expenses, which are not yet finalized. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-207351), which was declared effective by the SEC on November 10, 2015. Proceeds from the initial public offering will be used for on-going operating expense, to redeem the Series C preferred stock and to repay the bank stock loan.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on November 12, 2015 (the “Prospectus”) and our consolidated financial statements and related notes appearing elsewhere in this quarterly report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Statement Regarding Forward-Looking statements.” Also, see the risk factors and other cautionary statements described under the heading “Risk Factors” included in the Prospectus and in Item 1A of this quarterly report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

This discussion and analysis of our financial condition and results of operation includes the following sections:

•	Overview – a general description of our business and financial highlights;

•	Critical Accounting Policies – a discussion of accounting policies that require critical estimates and assumptions;

•	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;

•	Financial Condition – an analysis of our financial position;

•	Liquidity and Capital Resources – an analysis of our cash flows and capital position; and

•	Non-GAAP Financial Measures – reconciliation of non-GAAP measures.

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 29 full service branches located in Kansas and Missouri. As of September 30, 2015, we had consolidated total assets of $1.41 billion, total loans held for investment of $850.0 million (net of allowances), total deposits of $1.03 billion and total stockholders’ equity of $126.1 million. During the three-month periods ended September 30, 2015 and September 30, 2014, net income was $2.7 million and $2.4 million. For the nine months ended September 30, 2015 and September 30, 2014 net income was $7.7 million compared to $7.2 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Statement of Income Data
Interest and dividend income	$13,127	$11,712	$38,371	$34,680
Interest expense	1,749	1,480	4,649	3,965
Net interest income	11,378	10,232	33,722	30,715
Provision for loan losses	537	300	1,867	1,200
Net gain on sale of securities	—	631	370	725
Other non-interest income	2,206	2,242	6,618	6,371
Non-interest expense	8,968	9,264	27,195	26,214
Income before income taxes	4,079	3,541	11,648	10,397
Provision for income taxes	1,343	1,108	3,902	3,189
Net income	2,736	2,433	7,746	7,208
Dividends and discount accretion on preferred Stock	(43)	(101)	(129)	(666)
Net income allocable to common stockholders	2,693	2,332	7,617	6,542
Basic earnings per share	0.43	0.38	1.21	1.03
Diluted earnings per share	0.43	0.38	1.21	1.02

Performance ratios - Annualized
Return on average assets (ROAA)	0.77%	0.82%	0.80%	0.83%
Return on average equity (ROAE)	8.78%	8.34%	8.56%	7.67%
Yield on loans	5.08%	5.49%	5.42%	5.64%
Cost of interest-bearing deposits	0.51%	0.46%	0.47%	0.44%
Net interest margin	3.46%	3.81%	3.79%	3.92%
Efficiency ratio	65.5%	74.3%	66.4%	70.7%
Non-interest income / average assets	0.62%	0.97%	0.72%	0.82%
Non-interest expense / average assets	2.52%	3.14%	2.81%	3.03%

	September 30, 2015	December 31, 2014
Balance Sheet Data (at period end)
Cash and cash equivalents	$23,193	$31,707
Securities available-for-sale	109,906	52,985
Securities held-to-maturity	303,695	261,017
Loans held for sale	1,948	897
Gross loans held for investment	855,054	725,247
Allowance for loan losses	5,038	5,963
Loans held for investment, net of allowance for loan losses	850,016	719,284
Goodwill and core deposit intangibles, net	19,056	19,237
Total assets	1,414,091	1,175,323
Total deposits	1,027,517	980,966
Borrowings	241,254	70,370
Total liabilities	1,288,037	1,057,594
Total stockholders’ equity	126,054	117,729
Tangible common equity	90,633	82,133

Capital Ratios
Tier 1 Leverage Ratio	7.94%	9.62%
Tier 1 Common Capital Ratio	9.44%	N/A
Tier 1 Risk Based Capital Ratio	11.08%	13.16%
Total Risk Based Capital Ratio	11.58%	13.86%
Equity / Assets	8.91%	10.02%
Book value per share	$17.49	$16.71
Tangible book value per share	$14.45	$13.54
Tangible common equity to tangible assets	6.50%	7.10%

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the December 31, 2014 audited financial statements included in our Prospectus. We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of previous charge-offs and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.

Purchased Credit Impaired Loans: As part of previous acquisitions, we acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination. These purchased credit impaired loans were recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually. We estimate the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of the expected cash flows is less than the carrying amount, a loss is recorded. If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Nonaccrual Loans: Generally, loans are designated as nonaccrual when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is well secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed against income. Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Impaired Loans: A loan is considered impaired when, based on current information and events, it is probable that we will be unable to collect all contractual principal and interest due according to the terms of the loan agreement. All loans are individually evaluated for impairment. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or on the value of the underlying collateral if the loan is collateral dependent. We evaluate the collectability of both principal and interest when assessing the need for a loss accrual.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Troubled Debt Restructurings: In cases where a borrower experiences financial difficulties and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan and classified as impaired. Generally, a nonaccrual loan that is a troubled debt restructuring remains on nonaccrual until such time that repayment of the remaining principal and interest is not in doubt, and the borrower has a period of satisfactory repayment performance.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. A loan review process, independent of the loan approval process, is utilized by management to verify loans are being made and administered in accordance with Company policy, to review loan risk grades and potential losses, to verify that potential problem loans are receiving adequate and timely corrective measures to avoid or reduce losses, and to assist in the verification of the adequacy of the loan loss reserve. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by us. This actual loss experience is then adjusted by comparing current conditions to the conditions that existed during the loss history. We consider the changes related to (i) lending policies, (ii) economic conditions, (iii) nature and volume of the loan segments, (iv) lending staff, (v) volume and severity of past due, non-accrual, and risk graded loans, (vi) loan review system, (vii) value of underlying collateral for collateral dependent loans, (viii) concentration levels and (ix) effects of other external factors.

There have been no material changes to our accounting policies related to the allowance for loan loss methodology from those disclosed in our Prospectus.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.

Core deposit intangibles: Core deposit intangibles are acquired customer relationships arising from whole bank and branch acquisitions. Core deposit intangibles are initially measured at fair value and then are amortized over their estimated useful lives using an accelerated method. The useful lives of the core deposits are estimated to generally be between seven and ten years.

Goodwill and core deposit intangibles are assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. We have selected December 31, as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life.

Emerging Growth Company: Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the Financial Accounting Standards Board (“FASB”) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. We have irrevocably elected to adopt new accounting standards within the public company adoption period.

We may take advantage of some of the reduced regulatory and reporting requirements that are available to us so long as the Company qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

Recent Acquisition:

On October 9, 2015, we closed our acquisition of First Independence Corporation and its wholly-owned subsidiary, First Federal Savings & Loan of Independence. We paid the shareholders of First Independence Corporation $14.7 million in cash as the merger consideration. As of the closing, First Independence Corporation operated through four branches and one loan production office, all in our geographic footprint and within approximately 150 miles from our Wichita headquarters. We closed the loan production office as it is not a part of our strategic direction. The estimated fair values of assets acquired as of the acquisition date are $134.0 million; which include total loans valued at $90.0 million; securities of $29.4 million; core deposit intangible of $735 thousand and goodwill of $570 thousand. The estimated fair values of liabilities assumed as of the acquisition date are $119.4 million; which include deposits of $87.3 million and Federal Home Loan Bank (“FHLB”) advances of $31.6 million. Although the Company does not expect significant differences from estimated values, final valuations are not yet available. Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair values of identifiable assets acquired and liabilities assumed. Goodwill is not expected to be deductible for tax purposes. The Company has incurred expenses related to the acquisition of approximately $1.7 million. For the three and nine month periods ended September 30, 2015, merger expenses totaled $77 thousand. In connection with our acquisition of First Independence Corporation we amended and restated our bank stock loan and increased our borrowings under it by $5.0 million, on the same terms as our previous bank stock loan. We used the proceeds from the increase in our bank stock loan and working capital necessary to close the acquisition.

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees and mortgage banking income. We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.

Changes in interest rates earned on interest-earning assets or incurred on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic change in net interest income. Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Kansas and Missouri, as well as developments affecting the consumer, commercial and real estate sectors within these markets.

Net Income

Three months ended September 30, 2015 compared with three months ended September 30, 2014:

During the three-month period ended September 30, 2015 net income was $2.7 million as compared to net income of $2.4 million during the three-month period ended September 30, 2014. Net income allocable to common stockholders was $2.7 million for the three months ended September 30, 2015, compared to $2.3 million for the three months ended September 30, 2014, an increase of $362 thousand, or 15.5%. During the three-month period ended September 30, 2015, increases in net interest income of $1.1 million and decreases in non-interest expense of $296 thousand were offset by a decrease in non-interest income of $667 thousand and an increase of $237 thousand in provision for loan losses when compared to the three-month period ended September 30, 2014. The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014:

Net income for the nine-month period ended September 30, 2015 was $7.7 million compared to $7.2 million for nine-month period ended September 30, 2014. Net income allocable to common stockholders was $7.6 million for the nine months ended September 30, 2015, compared to $6.5 million for the nine months ended September 30, 2014. During the nine-month period ended September 30, 2015, an increase in net interest income of $3.0 million was offset by $981 thousand in higher non-interest expenses, increase of $667 thousand in the provision for loan loss and decrease of $108 thousand in non-interest income when compared to the nine-month period ended September 30, 2014. The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Net Interest Income and Net Interest Margin Analysis

Net interest income is the difference between interest income on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. To evaluate net interest income, management measures and monitors (1) yields on loans and other interest-earning assets, (2) the costs of deposits and other funding sources, (3) the net interest spread and (4) net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources of funds. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change,” and it is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “yield/rate change.”

Three months ended September 30, 2015 compared with three months ended September 30, 2014: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average costs of interest-bearing liabilities for the three-month periods ended September 30, 2015 and 2014. The yields and costs are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2015			2014
(dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$830,682	$10,642	5.08%	$699,585	$9,685	5.49%
Taxable securities	351,156	1,911	2.16%	307,616	1,724	2.22%
Nontaxable securities	46,546	291	2.48%	37,657	215	2.26%
Federal funds sold and other	75,406	283	1.48%	20,563	88	1.75%

Total interest-earning assets	1,303,790	$13,127	3.99%	1,065,421	$11,712	4.36%

Non-interest-earning assets:
Other real estate owned, net	6,349			5,631
Premises and equipment, net	40,543			38,542
Bank owned life insurance	29,275			28,327
Goodwill and core deposit intangible, net	19,082			19,383
Other non-interest-earning assets	11,781			13,248

Total assets	$1,410,820			$1,170,552

Interest-bearing liabilities:
Savings, NOW and money market	$604,447	$391	0.26%	$563,138	$305	0.21%
Certificates of deposit	387,251	893	0.92%	367,299	768	0.83%

Total interest-bearing deposits	991,698	1,284	0.51%	930,437	1,073	0.46%
FHLB term and line of credit advances	210,136	141	0.27%	26,738	93	1.39%
Bank stock loan	14,167	146	4.10%	13,006	137	4.17%
Subordinated borrowings	9,140	162	7.01%	8,830	157	7.12%
Other borrowings	25,563	16	0.25%	28,962	20	0.26%

Total interest-bearing liabilities	1,250,704	$1,749	0.55%	1,007,973	$1,480	0.58%

Non-interest-bearing liabilities:
Non-interest-bearing checking accounts	28,831			39,387
Non-interest-bearing liabilities	7,691			7,486
Stockholders’ equity	123,594			115,706

Total liabilities and equity	$1,410,820			$1,170,552

Net interest income		$11,378			$10,232

Interest rate spread			3.44%			3.78%

Net interest margin(2)			3.46%			3.81%
Total cost of deposits, including non-interest bearing deposits	$1,020,528	$1,284	0.50%	$969,824	$1,073	0.44%

Average interest-earning assets to interest-bearing liabilities			104.24%			105.70%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)	Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three months ended September 30, 2015 and September 30, 2014.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2015 and September 30, 2014

	Increase (Decrease) Due to:		Total Increase /
(dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$1,719	$(762)	$957
Taxable securities	235	(48)	187
Nontaxable securities	54	22	76
Federal funds sold and other	210	(15)	195

Total interest-earning assets	$2,218	$(803)	$1,415

Interest-bearing liabilities:
Savings, NOW and money market	$24	$62	$86
Certificates of deposit	43	82	125

Total interest-bearing deposits	67	144	211
FHLB term and line of credit advances	178	(130)	48
Bank stock loan	12	(3)	9
Subordinated borrowings	8	(3)	5
Other borrowings	(3)	(1)	(4)

Total interest-bearing liabilities	$262	$7	$269

Net Interest Income	$1,956	$(810)	$1,146

(1)	The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the prior year’s volume. The changes attributable to both volume and rate, which cannot be segregated, have been allocated to the volume variance and the rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Net interest income before the provision for loan losses for the three months ended September 30, 2015 was $11.4 million compared with $10.2 million for the three months ended September 30, 2014, an increase of $1.1 million, or 11.2%. Interest income for the three months ended September 30, 2015 was $13.1 million, an increase of $1.4 million, or 12.1%, from $11.7 million for the three months ended September 30, 2014. Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period. Interest expense for the three months ended September 30, 2015 was $1.7 million, an increase of $269 thousand, or 18.2%, from $1.5 million for the three months ended September 30, 2014. The increase in interest expense was primarily due to an increase in the average volume of interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $10.6 million for the three months ended September 30, 2015, an increase of $957 thousand, or 9.9%, compared with the three months ended September 30, 2014. This increase was due to an increase in average loans, partially offset by a decrease in the average yield on the loan portfolio. The increase in average loan volume was primarily from increases in average loan volume of $73.0 million in commercial and industrial loans and $77.0 million in mortgage loans, which were partially offset by a decrease of $16.7 million in commercial real estate loans and $5.0 million in average loan volume of agricultural loans. The average yield on loans was 5.08% for the three months ended September 30, 2015 and 5.49% for the three months ended September 30, 2014. The average yield on loans excluding loan fees was 4.79% for the three months ended September 30, 2015 and 5.13% for the three months ended September 30, 2014. The decrease in yield excluding loan fees was primarily due to decreases in average yields on commercial loans, mortgage loans and agricultural loans. The decrease in yield on commercial loans was the result of loan growth in a lower interest rate environment and the payoff of higher-rate, higher-credit risk loans. The decrease in the yield on mortgage loans is due to the pay down of higher-rate older loans and origination of new loans in a low interest rate environment. The decrease in yield on agricultural loans was the result of pay downs of higher-rate, higher-credit risk loans. Interest income on all securities was $2.2 million for the quarter ending September 30, 2015, an increase of $263 thousand when compared to the quarter ending September 30, 2014. The increase was due to the increase of $52.4 million in average total securities, partially offset by a two basis point decrease in the average yield on the securities portfolio. The increase in the average volume of securities was due to the purchase of additional mortgage-backed and municipal securities.

Interest expense was $1.7 million for the three months ended September 30, 2015, an increase of $269 thousand over interest expense of $1.5 million for the three months ended September 30, 2014. The change in interest expense was primarily due to an increase of $242.7 million in the average volume of interest-bearing liabilities. Average savings, NOW and money market deposits increased $41.3 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and the average rate on these interest-bearing deposits increased from 0.21% to 0.26% for the same period. The average balance increase in interest-bearing deposits is the result of actively managing deposits as a funding vehicle and expansion of our customer base. The increase in rate on interest-bearing deposits is the result of actively managing the rates on this funding source to remain competitive in the market place. Average certificates of deposit increased $20.0 million for the three months ended September 30, 2015 compared to the three months ended September 30, 2014, and the average rate increased from 0.83% to 0.92% for the same period. The increase in interest expense on certificates of deposit was primarily due to the increase in longer term higher rate certificates of deposits. In February 2015, we prepaid older higher cost FHLB term advances and began using the FHLB line of credit advance option that resulted in a much lower funding cost and is pre-payable without a fee. Total cost of funds decreased three basis points to 0.55% for the three months ended September 30, 2015 from 0.58% for the three months ended September 30, 2014.

Net interest margin, defined as net interest income divided by average interest-earning assets, for the three months ended September 30, 2015 was 3.46%, a decrease of 35 basis points compared with 3.81% for the for the three months ended September 30, 2014. The decline in our net interest margin for the three months ended September 30, 2015 relates to our purchase of additional investment securities, our utilization of an existing “spread opportunity” and the increase in our 1-4 family loan portfolio. In anticipation of consummating the acquisition of First Independence Corporation, we purchased approximately $30.0 million in investment securities to replace First Independence Corporation’s investment portfolio of similar size that did not meet our investment criteria. We have since liquidated First Independence Corporation’s investment portfolio. The “spread opportunity” involves borrowing overnight on our line of credit with the FHLB and investing the proceeds in federal funds sold, resulting in a positive spread of approximately 25 basis points. We utilize the spread opportunity to generate income to help offset the costs associated with the First Independence Corporation merger and our initial public offering. We can reduce or terminate the spread opportunity each business day and we do not presently anticipate that this opportunity would be part of our core earnings stream or strategy. These changes for the three months ended September 30, 2015 resulted in an increase in net interest income of $1.1 million, an increase in average interest-earning assets of $238.4 million and a decrease in net interest margin of 35 basis points.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average costs of interest-bearing liabilities for the nine months ended September 30, 2015 and 2014. The yields and costs are calculated by dividing annualized income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2015			2014
(dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$780,182	$31,636	5.42%	$667,885	$28,191	5.64%
Taxable securities	323,195	5,440	2.25%	320,794	5,616	2.34%
Nontaxable securities	42,390	746	2.35%	36,829	629	2.28%
Federal funds sold and other	43,876	549	1.67%	22,933	244	1.47%

Total interest-earning assets	1,189,643	$38,371	4.31%	1,048,441	$34,680	4.42%

Non-interest-earning assets:
Other real estate owned, net	5,722			6,460
Premises and equipment, net	38,670			37,894
Bank owned life insurance	29,045			28,109
Goodwill and core deposit intangible, net	19,142			19,460
Other non-interest-earning assets	12,121			14,461

Total assets	$1,294,343			$1,154,825

Interest-bearing liabilities:
Savings, NOW and money market	$607,447	$1,105	0.24%	$556,059	$873	0.21%
Certificates of deposit	355,363	2,304	0.87%	371,959	2,160	0.78%

Total interest-bearing deposits	962,810	3,409	0.47%	928,018	3,033	0.44%
FHLB term and line of credit advances	122,874	267	0.29%	19,381	265	1.83%
Bank stock loan	14,517	446	4.11%	4,383	137	4.17%
Subordinated borrowings	9,063	480	7.08%	8,754	475	7.26%
Other borrowings	25,667	47	0.24%	28,005	55	0.26%

Total interest-bearing liabilities	1,134,931	$4,649	0.55%	988,541	$3,965	0.53%

Non-interest-bearing liabilities:
Non-interest-bearing checking accounts	31,278			32,831
Non-interest-bearing liabilities	7,179			7,857
Stockholders’ equity	120,955			125,596

Total liabilities and equity	$1,294,343			$1,154,825

Net interest income		$33,722			$30,715

Interest rate spread			3.76%			3.89%

Net interest margin(2)			3.79%			3.92%

Total cost of deposits, including non-interest bearing deposits	$994,088	$3,409	0.46%	$960,849	$3,033	0.42%

Average interest-earning assets to interest-bearing liabilities			104.82%			106.06%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earning assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)	Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the nine months ended September 30, 2015 and September 30, 2014.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2015 and September 30, 2014

	Increase (Decrease) Due to:		Total Increase
(dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$4,590	$(1,145)	$3,445
Taxable securities	42	(218)	(176)
Nontaxable securities	97	20	117
Federal funds sold and other	256	49	305

Total interest-earning assets	$4,985	$(1,294)	$3,691

Interest-bearing liabilities:
Savings, NOW and money market	$86	$146	$232
Certificates of deposit	(101)	245	144

Total interest-bearing deposits	(15)	391	376
FHLB term and line of credit advances	387	(385)	2
Bank stock loan	311	(2)	309
Subordinated borrowings	17	(12)	5
Other borrowings	(5)	(3)	(8)

Total interest-bearing liabilities	$695	$(11)	$684

Net Interest Income	$4,290	$(1,283)	$3,007

(1)	The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the prior year’s volume. The changes attributable to both volume and rate, which cannot be segregated, have been allocated to the volume variance and the rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Net interest income before the provision for loan losses for the nine months ended September 30, 2015 was $33.7 million compared with $30.7 million for the nine months ended September 30, 2014, an increase of $3.0 million, or 9.8%. The increase in net interest income is primarily due the increase in the volume of interest-earnings assets partially offset by a decrease in yields on interest-earning assets. The increase in average volume of interest-earning assets was primarily due to increases in loans and Federal funds sold and other. Interest expense for the nine months ended September 30, 2015 was $4.6 million, an increase of $684 thousand, or 17.3%, from the $4.0 million for the nine months ended September 30, 2014. The increase in interest expense was primarily due to an increase in the average volume of interest bearing liabilities.

Interest income was $38.4 million for the nine months ended September 30, 2015 and $34.7 million for the nine months ended September 30, 2014, an increase of $3.7 million or 10.6%. Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $31.7 million for the nine months ended September 30, 2015 an increase of $3.4 million, or 12.2%, compared to the nine months ended September 30, 2014. The increase in loan interest income was driven by the increase in average loan volume; however, the yield on the loan portfolio decreased 22 basis points from 5.64% for the nine months ended September 30, 2014 to 5.42% for the nine months ended September 30, 2015. One of the factors that lessened the decrease in loan yields was the increase in loan fees included in interest income. Loan fees for the nine months ended September 30, 2015 were $2.8 million compared to $1.8 million for the nine months ended September 30, 2014. The increase in loan fees was primarily due to increases in fees on mortgage loans and agricultural loans. The primary driver of the decrease in loan yields is the origination or purchase of commercial, commercial real estate and mortgage loans in a continually low interest rate environment.

Interest expense was $4.6 million for the nine months ended September 30, 2015, an increase of $684 thousand from the $4.0 million for the nine months ended September 30, 2014. Interest expense on savings, NOW and money market deposits was $1.1 million for the nine months ended September 30, 2015, an increase of 232 thousand from $873 thousand for the nine months ended September 30, 2014. Average certificates of deposit decreased $16.6 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 and the average rate increased from 0.78% to 0.87% for the same time period resulting in an increase in related interest expense of $144 thousand. Average balances of borrowings from the FHLB increased by $103.5 million from an average balance of $19.4 million for the nine months ended September 30, 2014 to an average balance of $122.9 million for the nine months ended September 30, 2015, resulting in an increase in interest expense of $2 thousand. In February 2015, we prepaid older higher cost FHLB term advances and began using the FHLB line of credit or LOC advance option that resulted in a much lower funding cost and is pre-payable without a fee. Interest expense on the bank stock loan for the nine months ended

September 30, 2015 was $446 thousand compared to $137 thousand for the nine months ended September 30, 2014. In July 2014, we borrowed $15.5 million secured by our stock in Equity Bank. The purpose of this bank stock loan was to redeem a like amount of preferred stock, which carried a 9.0% after-tax divided rate. Total cost of interest-bearing liabilities increased two basis points to 0.55% for the nine months ended September 30, 2015 from 0.53% for the nine months ended September 30, 2014.

Net interest margin, for the nine months ended September 30, 2015 was 3.79%, a decrease of 13 basis points compared with 3.92% for the nine months ended September 30, 2014. The decrease in net interest margin is largely the result of changes in mix and yield of interest-earning assets and cost of interest-bearing liabilities. The decline in our net interest margin for the nine months ended September 30, 2015 relates to our purchase of additional investment securities, our utilization of an existing “spread opportunity” and the increase in our 1-4 family loan portfolio. In anticipation of consummating the acquisition of First Independence Corporation, we purchased approximately $30.0 million in investment securities to replace First Independence Corporation’s investment portfolio of similar size that did not meet our investment criteria. We have since liquidated First Independence Corporation’s investment portfolio. The “spread opportunity” involves borrowing overnight on our line of credit with the FHLB and investing the proceeds in federal funds sold, resulting in a positive spread of approximately 25 basis points. We utilize the spread opportunity to generate income to help offset the costs associated with the First Independence Corporation merger and our initial public offering. We can reduce or terminate the spread opportunity each business day and we do not presently anticipate that this opportunity would be part of our core earnings stream or strategy. These changes for the nine months ended September 30, 2015 resulted in an increase in net interest income of $3.0 million, an increase in average interest-earning assets of $141.2 million and a decrease in net interest margin of 13 basis points.

Provision for Loan Losses

We maintain an allowance for loan losses for probable incurred credit losses. The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and subsequent recoveries of amounts previously charged-off, but is decreased by charge-offs when the collectability of a loan balance is unlikely. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, discounted cash flows, economic conditions, and other factors including regulatory guidance. As these factors change, the amount of the loan loss provision changes.

Three months ended September 30, 2015 compared with three months ended September 30, 2014: The provision for loan losses for the three months ended September 30, 2015 was $537 thousand compared with $300 thousand for the three months ended September 30, 2014. The increased provision of $237 thousand was primarily related to increased charge-offs on loans. Net charge-offs for the three months ended September 30, 2015 were $1.1 million compared to net charge-offs of $295 thousand for the three months ended September 30, 2014. For the three months ended September 30, 2015, gross charge-offs were $1.3 million offset by gross recoveries of $113 thousand. In comparison, gross charge-offs were $395 thousand for the three months ended September 30, 2014 offset by gross recoveries of $100 thousand.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014: The provision for loan losses for the nine months ended September 30, 2015 was $1.9 million compared with $1.2 million for the nine months ended September 30, 2014. The increased provision of $667 thousand was primarily related to increased charge-offs on loans. Net charge-offs for the nine months ended September 30, 2015 were $2.8 million compared to net charge-offs of $707 thousand for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, gross charge-offs were $3.0 million offset by gross recoveries of $202 thousand. In comparison, gross charge-offs were $1.1 million for the nine months ended September 30, 2014 offset by gross recoveries of $418 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, increases in the value of bank owned life insurance, the recovery of zero-basis purchased loans, investment referral income and net gains on the sale of available-for-sale securities. Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended September 30, 2015 compared with three months ended September 30, 2014: The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2015 and 2014:

Non-Interest Income

For the Three Months Ended September 30,

			2015 vs. 2014
(Dollars in thousands)	2015	2014	Change	%
Service charges and fees	$714	$795	$(81)	(10.2)%
Debit card income	556	395	161	40.8%
Mortgage banking	277	271	6	2.2%
Increase in value of bank owned life insurance	234	242	(8)	(3.3)%
Recovery on zero-basis purchased loans	11	198	(187)	(94.4)%
Investment referral income	154	109	45	41.3%
Other	260	232	28	12.1%

Sub-Total	2,206	2,242	(36)	(1.6)%
Net gain on sale of available-for-sale securities	—	631	(631)	(100.0)%

Total non-interest income	$2,206	$2,873	$(667)	(23.2)%

For the three months ended September 30, 2015, non-interest income totaled $2.2 million, a decrease of $667 thousand, or 23.2%, compared with the three months ended September 30, 2014. The decrease was primarily due to decreases in the net gain on sale of available-for-sale securities and recovery on zero-basis purchased loans. In connection with the First Community acquisition, we received the rights to certain loans that were previously charged off by First Community. At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis. Subsequent to acquisition we have received cash payments on such loans. The level of cash payments on these zero-basis loans is decreasing and this trend is expected to continue. Service charges and fees declined $81 thousand from $795 thousand at September 30, 2014 to $714 thousand at September 30, 2015, and debit card income increased $161 thousand for the same period from $395 thousand at September 30, 2014 to $556 thousand at September 30, 2015. Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers. In our experience, favorable customer economic conditions are inversely related to non-sufficient fund charges. As economic conditions improve, non-sufficient charges generally decrease because customers typically have more disposable income; however, this decrease is typically offset by fees generated from the increased debit card transaction volume associated with favorable economic conditions.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014: The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2015 and 2014:

Non-Interest Income

For the Nine Months Ended September 30,

			2015 vs. 2014
(Dollars in thousands)	2015	2014	Change	%
Service charges and fees	$2,016	$2,262	$(246)	(10.9)%
Debit card income	1,537	1,111	426	38.3%
Mortgage banking	855	639	216	33.8%
Increase in value of bank owned life insurance	700	716	(16)	(2.2)%
Recovery on zero-basis purchased loans	367	404	(37)	(9.2)%
Investment referral income	447	326	121	37.1%
Other	696	913	(217)	(23.8)%

Sub-Total	6,618	6,371	247	3.9%
Net gain on sale of available-for-sale securities	370	725	(355)	(49.0)%

Total non-interest income	$6,988	$7,096	$(108)	(1.5)%

For the nine months ended September 30, 2015, non-interest income totaled $7.0 million, a decrease of $108 thousand, or 1.5%, from $7.1 million for the nine months ended September 30, 2014. The decrease was primarily due to decreases in net gains on the sale of available-for-sale securities, service charges and fees and other, partially offset by increases in debit card income and mortgage banking. Service charges and fees are primarily impacted by non-sufficient fund charges, which are cyclical in nature and generally fluctuate with the change in volume of transactional deposit accounts and economic conditions impacting our customers. Service charges and fees declined $246 thousand from $2.3 million at September 30, 2014 to $2.0 million at September 30, 2015, and debit card income increased $426 thousand for the same period. In our experience, favorable customer economic conditions are inversely related to non-sufficient fund charges. As economic conditions improve, non-sufficient charges generally decrease because customers typically have more disposable income; however, this decrease is typically offset by fees generated from the increased debit card transaction volume associated with favorable economic conditions. Our mortgage banking fees increased due to greater mortgage loan sales during the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014.

Non-Interest Expense

Three months ended September 30, 2015 compared with three months ended September 30, 2014: For the three months ended September 30, 2015, non-interest expense totaled $9.0 million, a decrease of $296 thousand, or 3.2%, compared with the three months ended September 30, 2014. The overall decrease was primarily due to a decrease in salaries and employee benefits of $372 thousand, a decrease in net occupancy expense of $163 thousand and a decrease in professional fees of $170 thousand, partially offset by an increase in data processing of $144 thousand and an increase in other expense of $161 thousand. These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended September 30, 2015 and 2014.

Non-Interest Expense

For the Three Months Ended September 30,

			2015 vs. 2014
(Dollars in thousands)	2015	2014	Change	%
Salaries and employee benefits	$4,659	$5,031	$(372)	(7.4)%
Net occupancy and equipment	1,010	1,173	(163)	(13.9)%
Data processing	746	602	144	23.9%
Professional fees	498	668	(170)	(25.4)%
Advertising and business development	295	248	47	19.0%
Telecommunications	203	195	8	4.1%
FDIC insurance	217	177	40	22.6%
Courier and postage	112	150	(38)	(25.3)%
Amortization of core deposit intangible	61	69	(8)	(11.6)%
Loan expense	94	104	(10)	(9.6)%
Other real estate owned	64	76	(12)	(15.8)%
Other	932	771	161	20.9%

Sub-Total	8,891	9,264	(373)	(4.03)%
Merger expenses	77	0	77	100.0%

Total non-interest expense	$8,968	$9,264	$(296)	(3.2)%

Salaries and employee benefits: Salaries and benefits were $4.7 million for the three months ended September 30, 2015, as compared to $5.0 million for the three months ended September 31, 2014. Included in salaries and employee benefits is stock based compensation expense of $40 thousand in the three months ended September 30, 2015 and $514 thousand in the comparable period of 2014. The decrease of $474 thousand in stock based compensation is principally attributable to the 2014 termination of the restricted stock unit plan, or RSUP. There was no expense associated with the RSUP in 2015 compared with $358 thousand for the three months ended September 30, 2014. The $372 thousand decrease in total salaries and benefits expense when comparing the third quarters of 2015 and 2014 reflects the $474 thousand reduction in stock based compensation and $6 thousand reduction in contract labor costs partially offset by increases in salaries, commissions and benefits totaling $108 thousand. The $86 thousand increase in salaries and commissions reflect cost-of-living raises and the achievement of performance targets.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities. Occupancy expenses were $1.0 million during the three months ended September 30, 2015 and $1.2 million during the three months ended September 30, 2014. The majority of the decrease is due to the purchase of the corporate headquarters building in April 2015 and the construction of a new branch building in Wichita which was completed in November 2014 and replaced a rented space. Both building acquisitions resulted in decreases in building rent that were partially offset by an increase in depreciation expense.

Data processing: Data processing expenses were $746 thousand and $602 thousand for the three months ended September 30, 2015 and 2014. The increase of $144 thousand was due to increased debit card processing costs as usage has increased.

Professional fees: Professional fees, including regulatory assessments were $498 thousand for the three months ended September 30, 2015 and $668 thousand for the three months ended September 30, 2014. The decrease of $170 thousand, or 25.4%, is due to a decrease in legal fees of $226 thousand, offset by an increase in accounting fees of $20 thousand and the addition of investment advisory fees totaling $36 thousand that began in January 2015. The decrease in legal fees was primarily due to the settlement of the lawsuit with U.S. Bank in June 2015, as discussed in the Condensed Notes to Interim Consolidated Financials Statements, Note 11 – Legal Matters.

Other: Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate; and other operating expenses such as settlement of claims, were $932 thousand for the three months ended September 30, 2015 and $771 thousand for the three months ended September 30, 2014.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014: For the nine months ended September 30, 2015, non-interest expense totaled $27.2 million, an increase of $981 thousand, or 3.7%, compared with 2014. This increase was primarily due to an increase of $442 thousand in other expense, an increase of $319 thousand in data processing, an increase of $316 thousand in loss on debt extinguishment and an increase of $259 thousand in salaries and employee benefits, partially offset by a decrease of $300 thousand in net occupancy expense and a decrease of $293 thousand in professional fees. These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the nine months ended September 30, 2015 and 2014.

Non-Interest Expense

For the Nine Months Ended September 30,

			2015 vs. 2014
(Dollars in thousands)	2015	2014	Change	%
Salaries and employee benefits	$14,243	$13,984	$259	1.9%
Net occupancy and equipment	3,248	3,548	(300)	(8.5)%
Data processing	2,127	1,808	319	17.6%
Professional fees	1,410	1,703	(293)	(17.2)%
Advertising and business development	863	770	93	12.1%
Telecommunications	582	576	6	1.0%
FDIC insurance	568	543	25	4.6%
Courier and postage	375	424	(49)	(11.6)%
Amortization of core deposit intangible	182	247	(65)	(26.3)%
Loan expense	272	248	24	9.7%
Other real estate owned	200	73	127	174.0%
Other	2,732	2,290	442	19.3%

Sub-Total	26,802	26,214	588	2.2%
Merger expenses	77	—	77	100.0%
Loss on extinguishment of debt	316	—	316	100.0%

Total non-interest expense	$27,195	$26,214	$981	3.7%

Salaries and employee benefits: Salaries and benefits were $14.2 million for the nine months ended September 30, 2015, an increase of $259 thousand compared to the first nine months of 2014. Included in salaries and employee benefits is stock based compensation expense of $122 thousand in the first nine months of 2015 and $805 thousand in the comparable period of 2014. The decrease of $684 thousand in stock based compensation is principally attributable to the 2014 termination of the restricted stock unit plan, or RSUP. There was no expense associated with the RSUP for the nine months ended September 30, 2015, compared with $570 thousand for the nine months ended September 30, 2014. The $259 thousand increase in total salaries and benefits expense when comparing the nine-month periods of 2015 and 2014 reflects increases in salaries, commissions, incentives, bonuses and benefits totaling $988 thousand, partially offset by the $684 thousand reduction in stock based compensation and $46 thousand reduction in contract labor costs. The $361 thousand increase in salaries and the $432 thousand increase in commissions, incentives and bonuses reflect cost-of-living raises, increased loan production and the achievement of performance targets.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities. Occupancy expenses were $3.2 million for the nine months ended September 30, 2015, compared to $3.5 million for the nine months ended September 30, 2014. The majority of the decrease is due to the purchase of the corporate headquarters building in April 2015 and the construction of a new branch building in Wichita that replaced a rented space and was completed in November 2014, resulting in decreases in building rent that were partially offset by an increase in depreciation expense.

Data processing: Data processing expenses were $2.1 million for the nine months ended September 30, 2015, an increase of $319 thousand, or 17.6%, from the nine months ended September 30, 2014. The increase was due to increased debit card processing costs as usage increased.

Professional fees: Professional fees, including regulatory assessments, were $1.4 million for the nine months ended September 30, 2015 and $1.7 million for the nine months ended September 30, 2014. The decrease of $293 thousand, or 17.2%, is due to a decrease in legal fees of $523 thousand, offset by an increase in accounting fees of $75 thousand, an increase in consulting fees of $55 thousand and the addition of investment advisory fees totaling $94 thousand that began in January 2015. The decrease in legal fees was primarily due to the settlement of the lawsuit with U.S. Bank in June 2015, as discussed in the Condensed Notes to Interim Consolidated Financials Statements, Note 11 – Legal Matters.

Other real estate owned: For the nine months ended September 30, 2015 other real estate owned expenses were $241 thousand offset by gains on the sale of other real estate owned of $41 thousand. For the nine months ended September 30, 2014 other real estate owned expenses were $353 thousand offset by gains on the sale of other real estate owned of $280 thousand.

Other: Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate; and other operating expenses such as settlement of claims, were $2.7 million for the nine months ended September 30, 2015 and $2.3 million for the nine months ended September 30, 2014.

Loss on extinguishment of debt: We chose to incur a $316 thousand loss on extinguishment of debt in February 2015 due to the prepayment of all our FHLB term advances. The weighted average rate of the FHLB term advances was 3.82%. To the extent that additional funding is needed our FHLB line of credit has a lower cost of funds, 0.29% at September 30, 2015.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of our performance and is not defined under GAAP. Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses and loss on debt extinguishment by the sum of net interest income and non-interest income, excluding net gains on available-for-sale securities. Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Our efficiency ratio was 65.5% for the three months ended September 30, 2015, compared with 74.3% for the three months ended September 30, 2014. The decrease was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis”, as well as decreases in salaries and employee benefits associated with the RSUP termination in 2014.

Our efficiency ratio was 66.4% for the nine months ended September 30, 2015, compared with 70.7% for the nine months ended September 30, 2014. This decrease was primarily due to increased net interest income and non-interest income as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-interest Income.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income and the amount of other non-deductible expenses and available tax credits.

Three months ended September 30, 2015 compared with three months ended September 30, 2014: For the three months ended September 30, 2015, income tax expense was $1.3 million compared with $1.1 million for the three months ended September 30, 2014. The increase was primarily attributable to a higher effective income tax rate for the three months ended September 30, 2015. The effective income tax rate for the three months ended September 30, 2015 was 32.9% and for the three months ended September 30, 2014 was 31.3%, as compared to U.S. statutory rate of 35.0% for both periods. The effective income tax rate differed from the U.S. statutory rate primarily due to non-taxable income, non-deductible expenses and tax credits.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014: For the nine months ended September 30, 2015, income tax expense was $3.9 million compared with $3.2 million for the nine months ended September 30, 2014. The effective income tax rates for the nine months ended September 30, 2015 and 2014 were 33.5% and 30.7%, as compared to U.S. statutory rate of 35.0%. The effective income tax rate differed from the U.S. statutory rate primarily due to non-taxable income, non-deductible expenses and tax credits.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this quarterly report have been prepared in accordance with GAAP. These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation. Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services. However, other operating expenses do reflect general levels of inflation.

Financial Condition

Our total assets increased $238.8 million, or 20.3%, from $1.18 billion at December 31, 2014, to $1.41 billion at September 30, 2015. The increase in total assets was primarily from increases in net loans of $130.7 million, $99.6 million in investment securities and $9.7 million in Federal Reserve Bank and FHLB stock partially offset by a decrease of $8.5 million in cash and cash equivalents. Our total liabilities increased $230.4 million, or 21.8%, from $1.06 billion at December 31, 2014 to $1.29 billion at September 30, 2015. The increase in total liabilities was primarily from increases in FHLB advances of $169.8 million, $46.6 million in total deposits, $13.2 million in interest payable and other liabilities and a $3.8 million net increase in the bank stock loan. Our total stockholders’ equity increased $8.3 million, or 7.1%, from $117.7 million at December 31, 2014 to $126.1 million at September 30, 2015. The increase in total stockholders’ equity was primarily from retained earnings of $7.6 million.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. At September 30, 2015, our gross loans held for portfolio totaled $855.1 million, an increase of $129.8 million, or 17.9%, compared with December 31, 2014. This overall growth consisted of $72.1 million or 55.6% from commercial and industrial; $49.3 million or 38.0% from residential real estate; $9.2 million or 7.1% from real estate construction; $3.0 million or 2.3% from; and consumer $1.0 million or 0.8% from agricultural real estate, but were partially offset by decreases of $3.6 million or 2.8% from agricultural and $1.2 million or 0.9% from commercial real estate. We also had loans classified as held for sale totaling $1.9 million at September 30, 2015.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita and Kansas City MSAs, as well as various community markets throughout Kansas and Missouri. Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Kansas and Missouri. As of September 30, 2015, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At September 30, 2015, total loans were 83.2% of deposits and 60.5% of total assets. At December 31, 2014, total loans were 73.9% of deposits and 61.7% of total assets.

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions and overall growth in our markets. Our lending staff has been successful in building banking relationships with new customers. Several new lenders have been hired in our markets, and these employees have been successful in transitioning their former clients and attracting new clients. Lending activities originate from the efforts of our lenders, with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies located in the Wichita and Kansas City MSAs, as well as community markets in both Kansas and Missouri.

We provide commercial lines of credit, working capital loans, commercial real estate-backed loans (including loans secured by owner occupied commercial properties), term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, SBA loans, agricultural and agricultural real estate loans, letters of credit and other loan products to national and regional companies, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses. The types of loans we make to consumers include residential real estate loans, home equity loans, home equity lines of credit, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	September 30,		December 31,
	2015		2014
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$255,233	29.8%	$183,100	25.2%
Real estate loans:
Commercial real estate	321,887	37.7%	323,047	44.5%
Real estate construction	49,601	5.8%	40,420	5.6%
Residential real estate	183,775	21.5%	134,455	18.5%
Agricultural real estate	18,104	2.1%	17,083	2.4%

Total real estate loans	573,367	67.1%	515,005	71.0%
Consumer	10,826	1.3%	7,875	1.1%
Agricultural	15,628	1.8%	19,267	2.7%

Total loans held for investment	$855,054	100.0%	$725,247	100.0%

Total loans held for sale	$1,948	100.0%	$897	100.0%

Total loans (net of allowances)	$850,016	100.0%	$719,284	100.0%

Commercial and industrial: Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital, or meet other financing needs of the business. Our commercial and industrial portfolio totaled $255.2 million at September 30, 2015, an increase of $72.1 million, or 39.4%, compared to December 31, 2014. Of this growth, $31.8 million, or 44.1%, was a result of broadly syndicated shared national credit originations and $20.0 million, or 27.8%, was a result of mortgage finance loan participation. The remainder was a combination of loan originations within our target markets, principal repayment, and changes in the balances of revolving lines of credit.

Commercial real estate: Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans. Our commercial real estate loans were $321.9 million at September 30, 2015, a decrease of $1.2 million, or 0.4%, compared to December 31, 2014. The decrease was primarily due to principal repayments in excess of new loan originations.

Real estate construction: Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer. Our real estate construction portfolio totaled $49.6 million at September 30, 2015, an increase of $9.2 million, or 22.7%, compared to December 31, 2014.

Residential real estate: Residential real estate loans include loans secured by primary or secondary personal residences. Our residential real estate portfolio totaled $183.8 million at September 30, 2015, an increase of $49.3 million, or 36.7%, compared to December 31, 2014. During 2015, we purchased two pools of mortgage loans that represent $57.4 million of the increase that was partially offset by net payment activity in the existing residential real estate loans. These pools of mortgages were purchased to expand our loan portfolio and provide additional loan spread.

Agricultural real estate, Agricultural, Consumer and other: Agricultural real estate loans are loans related to farmland. Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced. Consumer loans are generally secured by consumer assets, but may be unsecured. These three loan pools form an immaterial portion of our overall loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2015 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2015
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$119,840	$92,655	$42,738	$255,233

Real Estate:
Commercial real estate	62,632	180,669	78,586	321,887
Real estate construction	21,258	21,022	7,321	49,601
Residential real estate	5,080	8,378	170,317	183,775
Agricultural real estate	4,388	6,986	6,730	18,104

Total real estate	93,358	217,055	262,954	573,367

Consumer	1,965	6,679	2,182	10,826
Agricultural	9,803	3,834	1,991	15,628

Total	$224,966	$320,223	$309,865	$855,054

Loans with a predetermined fixed interest rate	112,695	202,425	62,969	378,089
Loans with an adjustable/floating interest rate	112,271	117,798	246,896	476,965

Total	$224,966	$320,223	$309,865	$855,054

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2014 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2014
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$96,751	$61,268	$25,081	$183,100

Real Estate:
Commercial real estate	52,425	187,757	82,865	323,047
Real estate construction	14,224	18,660	7,536	40,420
Residential real estate	10,282	12,705	111,468	134,455
Agricultural real estate	3,616	6,399	7,068	17,083

Total real estate	80,547	225,521	208,937	515,005

Consumer	2,080	4,733	1,062	7,875
Agricultural	12,924	4,343	2,000	19,267

Total	$192,302	$295,865	$237,080	$725,247

Loans with a predetermined fixed interest rate	104,142	197,142	37,518	338,802
Loans with an adjustable/floating interest rate	88,160	98,723	199,562	386,445

Total	$192,302	$295,865	$237,080	$725,247

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	September 30 2015	December 31, 2014
Nonaccrual loans	$6,605	$10,525
Accruing loans 90 or more days past due	438	39
Restructured loans-nonaccrual	—	265
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	5,957	4,754

Total nonperforming assets	$13,000	$15,583

Ratios:
Nonperforming assets to total assets	0.92%	1.33%

Nonperforming assets to total loans plus OREO	1.51%	2.13%

Nonperforming assets (“NPAs”) include loans on nonaccrual status, accruing loans 90 or more days past due, restructured loans, and other real estate acquired through foreclosure. Impaired loans do not include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans” or “PCI loans”). See the “Critical Accounting Policies” section for information regarding the review of loans for determining the allowance for loan loss and impairment.

We had $7.0 million in nonperforming loans at September 30, 2015, compared with $10.8 million at December 31, 2014. The nonperforming loans at September 30, 2015 consisted of 47 separate credits and 35 separate borrowers. We had two non-performing loan relationships each with outstanding balances exceeding $1.0 million as of September 30, 2015.

There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by lenders, and also monitor delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Potential Problem Loans

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are analyzed individually and classified based on credit risk. Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship. We use the following definitions for risk ratings:

Pass: Loans classified as pass do not have any noted weaknesses and repayment of the loan is expected.

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

The risk category of loans by class of loans is as follows as of September 30, 2015:

Risk Category of Loans by Class

	As of September 30, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$252,816	$—	$2,110	$307	$255,233

Real estate:
Commercial real estate	312,256	—	9,631	—	321,887
Real estate construction	47,504	—	2,097	—	49,601
Residential real estate	181,813	—	1,962	—	183,775
Agricultural real estate	17,701	—	403	—	18,104

Total real estate	559,274	—	14,093	—	573,367

Consumer	10,800	—	26	—	10,826
Agricultural	15,511	—	117	—	15,628

Total	$838,401	$—	$16,346	$307	$855,054

The risk category of loans by class of loans is as follows as of December 31, 2014:

Risk Category of Loans by Class

	As of December 31, 2014
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$181,272	$—	$1,828	$—	$183,100

Real estate:
Commercial real estate	301,882	147	21,018	—	323,047
Real estate construction	38,342	—	2,078	—	40,420
Residential real estate	132,285	—	2,170	—	134,455
Agricultural real estate	16,708	—	375	—	17,083

Total real estate	489,217	147	25,641	—	515,005

Consumer	7,846	—	29	—	7,875
Agricultural	15,432	—	3,835	—	19,267

Total	$693,767	$147	$31,333	$—	$725,247

At September 30, 2015 loans considered pass rated credits increased to 98.1% of total loans from 95.7% of total loans at December 31, 2014. Classified loans were $16.7 million at September 30, 2015, a decrease of $14.8 million, or 47.1%, from $31.5 million at December 31, 2014. The decrease primarily resulted from our continued focus on resolving classified loans in a timely manner as well as economic improvement in our principal markets.

Generally, loans are designated as nonaccrual when either principal or interest payments are 90 days or more past due based on contractual terms, unless the loan is well secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed against income. Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured. Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

In accordance with applicable regulation, appraisals or evaluations are required to independently value real estate and, as an important element, to consider when underwriting loans secured in part or in whole by real estate. The value of real estate collateral provides additional support to the borrower’s credit capacity.

With respect to potential problem loans, all monitored and under-performing loans are reviewed and evaluated to determine if they are impaired. If we determine that a loan is impaired, then we evaluate the borrower’s overall financial condition to determine the need, if any for possible write downs or appropriate additions to the allowance for loan losses based on the unlikelihood of full repayment of principal and interest in accordance with the contractual terms or the net realizable value of the pledged collateral.

Allowance for loan losses

Please see “Critical Accounting Policies – Allowance for Loan Losses” for additional discussion of our allowance policy.

In connection with our review of the loan portfolio, risk elements attributable to particular loan types or categories are considered when assessing the quality of individual loans. Some of the risk elements include:

•	Commercial and industrial loans are dependent on the strength of the industries of the related borrowers and the success of their businesses. Commercial and industrial loans are advanced for equipment purchases, to provide working capital, or meet other financing needs of the business. These loans may be secured by accounts receivable, inventory, equipment, or other business assets. Financial information is obtained from the borrower to evaluate the debt service coverage and ability to repay the loans.

•	Commercial real estate loans are dependent on the industries tied to these loans as well as the local commercial real estate market. The loans are secured by the real estate, and appraisals are obtained to support the loan amount. An evaluation of the project’s cash flows is performed to evaluate the borrower’s ability to repay the loan at the time of origination and periodically updated during the life of the loan. Residential real estate loans are affected by the local residential real estate market, the local economy, and movement in interest rates. We evaluate the borrower’s repayment ability through a review of credit reports and debt to income ratios. Appraisals are obtained to support the loan amount.

•	Agricultural real estate loans are real estate loans related to farmland, and are affected by the value of farmland. We evaluate the borrower’s ability to repay based on cash flows from farming operations.

•	Consumer loans are dependent on the local economy. Consumer loans are generally secured by consumer assets, but may be unsecured. We evaluate the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios.

•	Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced and the market pricing at the time of sale.

Purchased credit impaired loans: As part of previous acquisitions, we acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination. These purchased credit impaired loans were recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Purchased credit impaired loans are accounted for individually. We estimate the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of the expected cash flows is less than the carrying amount, a loss is recorded. If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

The table below shows the contractually required principal loan payments and the associated purchase discount on our purchased credit impaired portfolio.

Recorded Investment in Purchased Credit Impaired Loans

	September 30,	December 31,
	2015	2014
	(Dollars in thousands)
Contractually required payments	$5,552	$7,278
Discount	(1,312)	(2,167)

Recorded investment	$4,240	$5,111

Analysis of allowance for loan and lease losses: At September 30, 2015, the allowance for loan losses totaled $5.0 million, or 0.59% of total loans. At December 31, 2014 the allowance for loan losses aggregated $6.0 million, or 0.82% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $4.4 million, or 0.52%, of the $848.5 million in loans collectively evaluated for impairment at September 30, 2015, compared to an allowance for loan losses of $4.3 million, or 0.60%, of the $714.6 million in loans collectively evaluated for impairment at December 31, 2014. The decrease was primarily related to a change in applied loss factors which are based in part on historical loss experience as well as changes in the composition and quality of our loan portfolio collectively evaluated for impairment. The changes in composition included purchases of broadly syndicated loans, mortgage finance loans, and residential real estate mortgage pools which have different characteristics than our originated loan portfolio at December 31, 2014.

Annualized net losses as a percentage of average loans increased to 0.55% for the three months ended September 30, 2015 as compared to 0.17% for the three months ended September 30, 2014. Annualized net losses as a percentage of average loans increased to 0.48% for the nine months ended September 30, 2015 as compared to 0.14% for the nine months ended September 30, 2014. While net charge-offs have increased during 2015, $1.5 million of the gross charge-offs had been previously identified and reserved for in the allowance for loan losses at December 31, 2014.

There have been no material changes to our accounting policies related to our allowance for loan loss methodology from those disclosed in our Prospectus.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan and Lease Losses

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Dollars in thousands)
Average loans outstanding(1)	$830,682	$699,585	$780,182	$667,885

Gross loans outstanding at end of period(1)	$855,054	$707,919	$855,054	$707,919

Allowance for loan losses at beginning of the period	$5,643	$6,102	$5,963	$5,614
Provision for loan losses	537	300	1,867	1,200
Charge-offs:
Commercial and industrial	(1,181)	—	(1,190)	(46)
Real estate:
Commercial real estate	(8)	(7)	(1,464)	(7)
Real estate construction	—	—	—	—
Residential real estate	(2)	(238)	(158)	(801)
Agricultural real estate	—	—	—	—
Consumer	(64)	(131)	(182)	(251)
Agricultural	—	(19)	—	(20)

Total charge-offs	(1,255)	(395)	(2,994)	(1,125)
Recoveries:
Commercial and industrial	—	4	7	35
Real estate:
Commercial real estate	79	4	118	55
Real estate construction	—	—	2	14
Residential real estate	18	11	28	133
Agricultural real estate	—	—	—	—
Consumer	15	80	46	179
Agricultural	1	1	1	2

Total recoveries	113	100	202	418

Net recoveries (charge-offs)	(1,142)	(295)	(2,792)	(707)

Allowance for loan losses at end of the period	$5,038	$6,107	$5,038	$6,107

Ratio of ALLL to end of period loans	0.59%	0.86%	0.59%	0.86%
Annualized ratio of net charge-offs (recoveries) to average loans	0.55%	0.17%	0.48%	0.14%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan and Lease Losses

	September 30,		December 31,
	2015		2014
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,540	30.6%	$1,559	26.1%

Real estate:
Commercial real estate	1,633	32.4%	2,298	38.5%
Real estate construction	307	6.1%	599	10.0%
Residential real estate	1,381	27.4%	1,190	20.0%
Agricultural real estate	23	0.5%	148	2.5%
Consumer	109	2.1%	81	1.4%
Agricultural	45	0.9%	88	1.5%

Total allowance for loan losses	$5,038	100.0%	$5,963	100.0%

Management believes that the allowance for loan losses at September 30, 2015 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2015.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2015, the carrying amount of investment securities totaled $413.6 million, an increase of $99.6 million, or 31.7%, compared with December 31, 2014. At September 30, 2015, securities represented 29.2% of total assets compared with 26.7% at December 31, 2014.

At the date of purchase, debt and equity securities are classified into one of two categories, held-to-maturity or available-for-sale. We do not purchase securities for trading purposes. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts, in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in total interest and dividend income. Also included in total interest and dividend income are dividends received on stock investments in the Federal Reserve Bank of Kansas City and the FHLB of Topeka. These stock investments are stated at cost.

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government-sponsored entities	$17,077	$17,124	$10,546	$10,400
Residential mortgage-backed securities (issued by government-sponsored entities)	87,792	88,469	35,867	36,529
Corporate	3,000	3,008	3,000	3,011
Small Business Administration loan pools	276	297	332	356
State and political subdivisions	505	509	2,169	2,193
Equity securities	500	499	500	496

Total available-for-sale securities	$109,150	$109,906	$52,414	$52,985

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	September 30, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government-sponsored entities	$2,703	$2,688	$2,800	$2,809
Residential mortgage-backed securities (issued by government-sponsored entities)	225,937	228,456	195,458	198,171
Corporate	12,981	12,899	12,976	12,779
Small Business Administration loan pools	2,863	2,885	3,220	3,224
State and political subdivisions	59,211	60,759	46,563	48,206

Total held-to-maturity securities	$303,695	$307,687	$261,017	$265,189

At September 30, 2015 and December 31, 2014, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2015 and December 31, 2014. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2015
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
Available-for-sale securities:
U.S. government-sponsored entities	$—	—%	$12,403	1.47%	$4,721	1.84%	$—	—%	$17,124	1.57%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	3,803	1.88%	500	1.93%	84,166	2.49%	88,469	2.46%
Corporate	—	—%	—	—%	3,008	1.34%	—	—%	3,008	1.34%
Small Business Administration loan pools	—	—%	—	—%	—	—%	297	4.70%	297	4.70%
State and political subdivisions	—	—%	509	1.50%	—	—%	—	—%	509	1.50%

Total available-for-sale securities	$—	—%	$16,715	1.57%	$8,229	1.66%	$84,463	2.50	$109,407	2.29%

Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$2,703	2.46%	$—	—%	$—	—%	$2,703	2.46%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,357	2.05%	8,788	2.57%	212,792	2.39%	225,937	2.39%
Corporate	—	—%	—	—%	5,386	2.74%	7,595	2.01%	12,981	2.31%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,863	2.58%	2,863	2.58%
State and political subdivisions	3,286	2.18%	12,906	2.57%	21,312	2.88%	21,707	3.10%	59,211	2.85%

Total held-to-maturity securities	$3,286	2.18%	$19,966	2.44%	$35,486	2.78%	$244,957	2.44%	$303,695	2.48%

Total debt securities	$3.286	2.18%	$36,681	2.04%	$43,715	2.57%	$329,420	2.46%	$413,102	2.43%

	December 31, 2014
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
Available-for-sale securities:
U.S. government-sponsored entities	$85	1.83%	$2,354	1.82%	$7,961	2.07%	$—	—%	$10,400	2.01%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,200	1.93%	6,634	2.52%	25,695	2.63%	36,529	2.53%
Corporate	—	—%	—	—%	3,011	1.24%	—	—%	3,011	1.24%
Small Business Administration loan pools	—	—%	—	—%	—	—%	356	4.49%	356	4.49%
State and political subdivisions	—	—%	567	1.33%	1,626	1.74%	—	—%	2,193	1.64%

Total available-for-sale securities	$85	1.83%	$7,121	1.85%	$19,232	2.07%	$26,051	2.65%	$52,489	2.33%

Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$2,800	2.47%	$—	—%	$—	—%	$2,800	2.47%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,431	2.01%	13,651	2.51%	177,376	2.58%	195,458	2.56%
Corporate	—	—%	—	—%	5,433	2.72%	7,543	1.92%	12,976	2.26%
Small Business Administration loan pools	—	—%	—	—%	—	—%	3,220	2.49%	3,220	2.49%
State and political subdivisions	4,426	1.83%	12,147	2.52%	23,677	2.85%	6,313	3.53%	46,563	2.76%

Total held-to-maturity securities	$4,426	1.83%	$19,378	2.39%	$42,761	2.73%	$194,452	2.58%	$261,017	2.58%

Total debt securities	$4,511	1.83%	$26,499	2.25%	$61,993	2.52%	$220,503	2.59%	$313,506	2.54%

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac. Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized and accreted over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally produce decreasing net yields as interest rates drop because home owners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will reflect higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion.

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At September 30, 2015 and December 31, 2014, 94.5% and 87.5% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.6 years and 4.6 years and a modified duration of 4.2 years and 4.2 years.

Deposits

Our lending and investing activities are primarily funded by deposits. A variety of deposit accounts are offered with a wide range of interest rates and terms including demand, savings, money market and time deposits. We rely primarily on competitive pricing policies, convenient locations, comprehensive marketing strategy and personalized service to attract and retain these deposits.

Composition of Deposits

	September 30,		December 31,
	2015		2014
	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing demand	$37,467	3.6%	$49,312	5.0%
Interest-bearing demand and NOW accounts	33,847	3.3%	51,987	5.3%
Savings and money market	552,505	53.8%	537,507	54.8%
Time	403,698	39.3%	342,160	34.9%

Total deposits	$1,027,517	100.0%	$980,966	100.0%

Average Deposit Balances and Average Rate Paid

	September 30,		September 30,
	2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand	$31,278	—%	$32,831	—%
Interest-bearing demand and NOW accounts	358,347	0.18%	314,821	0.17%
Savings and money market	249,100	0.33%	241,238	0.26%
Time	355,363	0.87%	371,959	0.78%

Total deposits	$994,088		$960,849

Total deposits at September 30, 2015 were $1.03 billion, an increase of $46.6 million, or 4.7%, compared to December 31, 2014, primarily due to a increases in time deposits of $61.5 million, or 18.0% and savings and money market deposits of $15.0 million, or 2.8%, partially offset by decreases in interest-bearing demand and NOW accounts of $18.1 million, or 34.9% and Non-interest bearing demand deposits of $11.8 million, or 24.0%. This increase in time deposits and savings and money market deposits is primarily from the addition of new public funds customers and the increase in existing public funds customer balances in these deposit products. The decrease in interest-bearing demand and NOW accounts deposits is primarily due to the migration of public funds customers to the Savings and money market deposits and time deposits. The decrease in non-interest bearing demand deposit accounts is primarily due to the migration of non-public funds customers migrating to savings and money market and interest-bearing demand and NOW accounts.

Included in the savings, NOW and money market deposits are brokered deposit balances of $4.4 million as of September 30, 2015 and $7.8 million as of December 31, 2014. These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large deposits into smaller amounts and place them in a network of other ICS banks to ensure that FDIC insurance coverage is gained on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding. Brokered certificates of deposit as of September 30, 2015 were $4.2 million and $12.9 million at December 31, 2014. Of those balances, $4.2 million at September 30, 2015 and $5.8 million at December 31, 2014 were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100,000 or more as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
3 months or less	$35,071	$57,152
Over 3 through 6 months	35,858	27,943
Over 6 through 12 months	99,269	47,896
Over 12 months	98,592	86,733

Total Time Deposits	$268,790	$219,724

Other Borrowed Funds

Federal funds purchased and retail repurchase agreements: We have available federal funds lines of credit with our correspondent banks. As of September 30, 2015 and December 31, 2014, there were no federal funds purchased outstanding. Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers. Retail repurchase agreements are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day. Retail repurchase agreements are secured by investment securities held by us totaling $27.1 million at September 30, 2015 and $32.6 million at December 31, 2014. The agreements are on a day-to-day basis and can be terminated on demand. At September 30, 2015 and December 31, 2014, we had retail repurchase agreements with banking customers of $22.3 million and $25.3 million.

FHLB advances: FHLB advances include both draws against our line of credit and fixed rate term advances. Each term advance is payable in full at its maturity date and contains provision for prepayment penalties. At September 30, 2015 we had no term advances with the FHLB. All term advances were paid in full during the first quarter of 2015 incurring $316 thousand in prepayment penalties in order to decrease future costs of funds. Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements. Our FHLB borrowings were collateralized by certain qualifying loans totaling $245.3 million at September 30, 2015. Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $54.1 million at September 30, 2015.

Bank stock loan: In July 2014, we borrowed $15.5 million from an unaffiliated financial institution, secured by our stock in Equity Bank. In September 2015, we amended and restated this loan and borrowed an additional $5.0 million. The original borrowing was to redeem the Series A and Series B preferred stock and the purpose of the additional borrowing was to provide liquidity for the purchase of First Independence Corporation. The terms of the original loan mirror the amended loan with the exception of the quarterly and final payment amounts. The loan bears interest at a fixed rate of 4.00% until July 2019, at which time the interest rate adjusts to Prime Rate, as designated as such in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily. Accrued interest and principal payments are due quarterly on the first day of January, April, July and October, with one final payment of unpaid principal and interest due in July 2021. The terms of the loan require the Company and Equity Bank to maintain minimum capital ratios and other covenants. The loan and accrued interest may be pre-paid at any time without penalty. In the event of default, the lender has the option to declare all outstanding balances as immediately due. The bank stock loan balance was $19.0 million at September 30, 2015 and $15.2 million at December 31, 2014.

Subordinated debentures: In conjunction with the 2012 acquisition of First Community, we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII,” respectively). The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035 or upon earlier redemption. The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037 or upon earlier redemption. The subordinated debentures balance was $9.2 million at September 30, 2015 and $8.9 million at December 31, 2014.

Liquidity and Capital Resources

Liquidity

Market and public confidence in our financial strength and financial institutions in general will largely determine access to appropriate levels of liquidity. This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for future funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis. We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily, weekly, and monthly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, we focus on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet its needs.

During the nine-month periods ended September 30, 2015 and September 30, 2014 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are FHLB borrowings and deposits and largest uses of funds are loans and securities. Average loans were $780.2 million for the nine months ended September 30, 2015, an increase of 14.5% over December 31, 2014 average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.6 years and a modified duration of 4.2 years at September 30, 2015.

Cash and cash equivalents were $23.2 million, a decrease of $8.5 million from the $31.7 million cash and cash equivalents at December 31, 2014. The net cash provided by operating activities of $11.5 million and the net cash provided by financing activities of $216.7 million were offset by the $236.7 million use of cash and cash equivalents for investing purposes, resulting in a net use of cash and cash equivalents of $8.5 million. During the first nine months of 2015 liquidity provided by operating activities, FHLB borrowings of maturities and sales of investment securities and deposit growth were used to grow loans by $125.0 million and purchase additional investment securities of $99.2 million, purchase additional FHLB and Federal Reserve Bank stock of $9.5 million and purchase premise and equipment of $5.4 million. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

Off-Balance Sheet Items

In the normal course of business, we enter into various transactions, which, in accordance with GAAP, are not included in our consolidated balance sheets. We enter into these transactions to meet the financing needs of our customers. These transactions include commitments to extend credit and standby and commercial letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the consolidated balance sheets. Our exposure to credit loss is represented by the contractual amounts of these commitments. The same credit policies and procedures are used in making these commitments as for on-balance sheet instruments.

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of September 30, 2015 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions Commitments

As of September 30, 2015

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Standby and performance letters of credit	$1,683	$3,036	$—	$5	$4,724
Commitments to extend credit	96,599	28,536	41,184	22,956	189,275

Total	$98,282	$31,572	$41,184	$22,961	$193,999

Standby and Performance Letters of Credit: Standby letters of credit are irrevocable commitments issued by us to guarantee the performance of a customer to a third party once specified pre-conditions are met. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.

        Commitments to Extend Credit: Commitments to originate loans and available lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since a portion of the commitments and lines of credit may expire without being drawn upon, the total commitment and lines of credit amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate. Mortgage loans in the process of origination represent amounts that we plans to fund within a normal period of 60 to 90 days, and which are intended for sale to investors in the secondary market.

Capital Resources

Capital management consists of providing equity to support our current and future operations. The federal bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As a bank holding company and a state-chartered-Fed-member bank, the Company and Equity Bank are subject to regulatory capital requirements.

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2015 and December 31, 2014, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as are asset growth and acquisitions, and capital restoration plans are required.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2015, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $126.1 million at September 30, 2015, an increase of $8.3 million, or 7.1%, compared with December 31, 2014. The increase was principally attributable to retained earnings of $7.6 million for the nine-month period, stock based compensation of $479 thousand and an increase in the value of the securities portfolio recognized in other accumulated comprehensive earnings of $480 thousand.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019. The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of September 30, 2015 to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

As of September 30, 2015

	Actual		Minimum Required for Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$115,894	11.58%	$80,069	8.00%	$	N/A	N/A
Tier 1 capital (to risk weighted assets)	110,856	11.08%	60,052	6.00%		N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	94,493	9.44%	45,039	4.50%		N/A	N/A
Tier 1 leverage capital (to average assets)	110,856	7.94%	55.854	4.00%		N/A	N/A

The Bank(2)
Total capital (to risk weighted assets)	$125,573	12.53%	$80,187	8.00%		$100,234	10.00%
Tier 1 capital (to risk weighted assets)	120,535	12.03%	60,140	6.00%		80,187	8.00%
Common equity tier 1 capital (to risk weighted assets)	120,535	12.03%	45,105	4.50%		65,152	6.50%
Tier 1 leverage capital (to average assets)	120,535	8.62%	55,922	4.00%		69,903	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC may require the Equity Bank to maintain capital ratios above the required minimums.

Non-GAAP Financial Measures

We identify certain financial measures discussed in this quarterly report as being “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with generally accepted accounting principles as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this quarterly report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this quarterly report may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures we have discussed in this quarterly report when comparing such non-GAAP financial measures.

Tangible Book Value Per Common Share and Tangible Book Value Per Diluted Common Share: Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock and goodwill and core deposit intangibles, net of accumulated amortization; (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding; and tangible book value per common share as tangible common equity (as described in clause (a)) divided by diluted shares of common stock outstanding. For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value.

Management believes that these measures are important to many investors who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and diluted tangible book value per common share and compares these values with book value per common share (dollars in thousands, except per share data):

	September 30, 2015	December 31, 2014
Total stockholders’ equity	$126,054	$117,729
Less: preferred stock	16,365	16,359
Less: goodwill	18,130	18,130
Less: core deposit intangibles, net	926	1,107

Tangible common equity	$90,633	$82,133

Common shares outstanding at period end	6,270,727	6,067,511

Diluted common shares outstanding at period end	6,296,227	6,285,628

Book value per common share	$17.49	$16.71

Tangible book value per common share	$14.45	$13.54

Diluted tangible book value per common share	$14.40	$13.07

Tangible Common Equity to Tangible Assets: Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less goodwill and core deposit intangibles, net of accumulated amortization; (b) tangible assets as total assets less goodwill and core deposit intangibles, net of accumulated amortization; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)). For common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

Management believes that this measure is important to many investors in the marketplace who are interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and total assets while not increasing tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets (dollars in thousands):

	September 30, 2015	December 31, 2014
Total stockholders’ equity	$126,054	$117,729
Less: preferred stock	16,365	16,359
Less: goodwill	18,130	18,130
Less: core deposit intangibles, net	926	1,107

Tangible common equity	$90,633	$82,133

Total assets	$1,414,091	$1,175,323
Less: goodwill	18,130	18,130
Less: core deposit intangibles, net	926	1,107

Tangible assets	$1,395,035	$1,156,086

Tangible common equity to tangible assets	6.50%	7.10%

Efficiency Ratio: The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate the efficiency ratio by dividing non-interest expense, excluding merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gains on the sale of available-for-sale securities. The GAAP-based efficiency ratio is non-interest expenses divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses, loss on debt extinguishment and net gains on the sale of available-for-sale securities.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Non-interest expense	$8,968	$9,264	$27,195	$26,214
Less: Merger expenses	77	—	77	—
Less: Loss on debt extinguishment	—	—	316	—

Non-interest expense, excluding merger expenses and loss on debt extinguishment	$8,891	$9,264	$26,802	$26,214

Net interest income	$11,378	$10,232	$33,722	$30,715

Non-interest income	$2,206	$2,873	$6,988	$7,096
Less: Net gains on security sales	—	631	370	725

Non-interest income, excluding net gains on security sales	$2,206	$2,242	$6,618	$6,371

Efficiency Ratio	65.5%	74.3%	66.4%	70.7%

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our asset-liability policy provides guidelines to management for effective funds management, and management has established a measurement system for monitoring net interest rate sensitivity position within established guidelines.

As a financial institution, the primary component of market risk is interest rate volatility. Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term to maturity. Interest rate risk is the potential of economic gains or losses due to future interest rate changes. These changes can be reflected in future net interest income and/or fair market values. The objective is to measure the effect on net interest income (NII) and economic value of equity (EVE) and to adjust the balance sheet to minimize the inherent risk, while at the same time maximizing income.

We manage exposure to interest rates by structuring the balance sheet in the ordinary course of business. We have the ability to enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk, however currently we do not have a material exposure to these instruments. We also have the ability to enter into interest rate swaps as an accommodation to our customers in connection with an interest rate swap program. Based upon the nature of its operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of certain members of senior management, in accordance with policies approved by the Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, securities purchase and sale activities, commitments to originate loans and the maturities of investment securities and borrowings. Additionally, the ALCO reviews liquidity, projected cash flows, maturities of deposits and consumer and commercial deposit activity.

ALCO uses a simulation analysis to monitor and manage the pricing and maturity of assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The simulation tests the sensitivity of NII and EVE. Contractual maturities and repricing opportunities of loans are incorporated in the simulation model as are prepayment assumptions, maturity data and call options within the investment securities portfolio. Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure the future NII and EVE. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

Management utilizes static balance sheet rate shocks to estimate the potential impact on various rate scenarios. This analysis estimates a percentage of change in the metric from the stable rate base scenario versus alternative scenarios of rising and falling market interest rates by instantaneously shocking a static balance sheet. The following table summarizes the simulated immediate change in net interest income for twelve months as of the dates indicated:

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2015	December 31, 2014
+300 basis points	(11.0)%	(4.3)%
+200 basis points	(6.9)%	(3.0)%
+100 basis points	(3.1)%	(1.5)%
0 basis points	—	—
-100 basis points	(5.5)%	(2.7)%

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2015	December 31, 2014
+300 basis points	(22.9)%	(12.1)%
+200 basis points	(12.7)%	(9.1)%
+100 basis points	(2.2)%	(5.2)%
0 basis points	—	—
-100 basis points	(2.4)%	(0.4)%

Item 4: Controls and Procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this quarterly report on Form 10-Q was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgement in evaluating its controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported with the time periods specified by the SEC’s rules and forms.

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this quarterly report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. See Note 11 of the Condensed Notes to Interim Consolidated Financial Statements under Item 1 to this report for a complete discussion of litigation matters.

Item 1A: Risk Factors

There has been no material changes in the Company’s risk factors previously disclosed in our Prospectus filed with the SEC pursuant to Rule 424(b) of the Securities Act on November 12, 2015.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

On November 16, 2015, we closed our initial offering issuing 1,940,000 shares of Class A common stock, $0.01 par value, at $22.50 per share for gross proceeds of $43.7 million. In addition, on November 12, 2015, the underwriters exercised their option to purchase an additional 291,000 shares of common stock from the Company at the initial public offering price of $22.50 per share for additional gross proceeds of $6.5 million, resulting in total gross proceeds of $50.2 million. Included in the initial offering shares were 290,000 shares of selling stock holders resulting in $6.5 million being paid directly to those shareholders. Gross proceeds paid to the Company were $43.7 million. Net proceeds paid to the Company are expected to be approximately $39.2 million based upon underwriting discounts and estimated offering expenses, which are not yet finalized. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-207351), which was declared effective by the SEC on November 10, 2015. Underwriters for the offering were Keefe, Bruyette & Woods, Inc., Stephens, Inc. and Sandler O’ Neill & Partners. The offering did not terminate until the sale of all of the shares offered. We made no payments to our directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our initial public offering as described in our Prospectus. Pending the redemption of all of the outstanding share of Series C preferred stock and repayment of the bank stock loan, we intend to invest the net proceeds in short-term investments.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None

Item 6: Exhibits

10.1	First Amendment to Loan and Security Agreement, dated September 30, 2015, between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.7.1 to Equity Bancshares, Inc.’s Registration Statement on Form S-1, filed with the SEC on October 27, 2015, File No. 333-207351).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith.
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Equity Bancshares, Inc.

December 23, 2015	By: /s/ Brad S. Elliott

Date	Brad S. Elliott

Chairman and Chief Executive Officer

December 23, 2015	By: /s/ Gregory H. Kossover

Date	Gregory H. Kossover

Executive Vice President and Chief Financial Officer

EQUITY BANCHSHARES, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	First Amendment to Loan and Security Agreement, dated September 30, 2015, between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.7.1 to Equity Bancshares, Inc.’s Registration Statement on Form S-1, filed with the SEC on October 27, 2015, File No. 333-207351).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.