Form 10-Q
period 2016-03-31
EQUITY BANCSHARES INC
filed 2016-05-16
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.    ☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer    ☐  Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of April 30, 2016
Class A Common Stock, par value $0.01 per share	7,154,705
Class B Non-Voting Common Stock, par value $0.01 per share	1,061,710

Important Notice about Information in this Quarterly Report

Unless we state otherwise or the context otherwise requires, references in this Quarterly Report to “we,” “our,” “us,” “the Company” and “Equity” refer to Equity Bancshares, Inc. and its consolidated subsidiaries, including Equity Bank, which we sometimes refer to as “Equity Bank,” “the Bank” or “our Bank.”

The information contained in this Quarterly Report is accurate only as of the date of this Quarterly Report on Form 10-Q and as of the dates specified herein.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A – Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2016, and in Item 1A – Risk Factors of this Quarterly Report.

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

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Quarterly Report. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Accordingly, you should not place undue reliance on any such forward-looking statements. Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and December 31, 2015

(Dollar amounts in thousands, except per share data)

	(Unaudited) March 31,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$23,926	$36,276
Federal funds sold	20,660	20,553

Cash and cash equivalents	44,586	56,829
Interest-bearing time deposits in other banks	5,245	5,245
Available-for-sale securities	113,821	130,810
Held-to-maturity securities, fair value of $306,840 and $312,802	301,931	310,539
Loans held for sale	3,200	3,504
Loans, net of allowance for loan losses of $5,980 and $5,506	932,075	954,849
Other real estate owned, net	5,894	5,811
Premises and equipment, net	38,871	39,147
Bank owned life insurance	32,806	32,555
Federal Reserve Bank and Federal Home Loan Bank stock	14,974	11,013
Interest receivable	4,353	4,540
Goodwill	18,130	18,130
Core deposit intangible, net	1,462	1,549
Other	11,381	11,206

Total assets	$1,528,729	$1,585,727

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$162,528	$157,834

Total non-interest-bearing deposits	162,528	157,834

Savings, NOW, and money market	641,125	619,468
Time	430,512	438,612

Total interest-bearing deposits	1,071,637	1,058,080

Total deposits	1,234,165	1,215,914
Federal funds purchased and retail repurchase agreements	21,802	20,762
Federal Home Loan Bank advances	99,538	145,439
Bank stock loan	—	18,612
Subordinated debentures	9,311	9,251
Contractual obligations	3,079	3,093
Interest payable and other liabilities	5,742	5,423

Total liabilities	1,373,637	1,418,494

Commitments and contingent liabilities, see Notes 10 and 11

Stockholders’ equity, see Note 6
Preferred stock, Series C (liquidation preference of $16,372)	—	16,372
Common stock	97	97
Additional paid-in capital	138,292	138,077
Retained earnings	38,394	34,955
Accumulated other comprehensive loss	(1,794)	(2,371)
Employee stock loans	(242)	(242)
Treasury stock	(19,655)	(19,655)

Total stockholders’ equity	155,092	167,233

Total liabilities and stockholders’ equity	$1,528,729	$1,585,727

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Three Months ended March 31, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2016	2015
Interest and dividend income
Loans, including fees	$11,841	$10,412
Securities, taxable	2,209	1,733
Securities, nontaxable	328	190
Federal funds sold and other	484	97

Total interest and dividend income	14,862	12,432
Interest expense
Deposits	1,607	1,036
Federal funds purchased and retail repurchase agreements	12	16
Federal Home Loan Bank advances	332	38
Bank stock loan	—	151
Subordinated debentures	153	158

Total interest expense	2,104	1,399

Net interest income	12,758	11,033
Provision for loan losses	723	725

Net interest income after provision for loan losses	12,035	10,308
Non-interest income
Service charges and fees	779	555
Debit card income	677	441
Mortgage banking	242	203
Increase in value of bank owned life insurance	251	235
Net gain on sale of available-for-sale securities	420	368
Other	329	595

Total non-interest income	2,698	2,397
Non-interest expense
Salaries and employee benefits	5,212	4,722
Net occupancy and equipment	1,094	1,106
Data processing	838	654
Professional fees	449	471
Advertising and business development	218	291
Telecommunications	231	181
FDIC insurance	258	176
Courier and postage	145	137
Amortization of core deposit intangible	87	60
Loan expense	92	60
Other real estate owned	66	65
Loss on debt extinguishment	58	316
Other	941	779

Total non-interest expense	9,689	9,018

Income before income taxes	5,044	3,687
Provision for income taxes	1,604	1,246

Net income	3,440	2,441
Dividends and discount accretion on preferred stock	(1)	(43)

Net income allocable to common stockholders	$3,439	$2,398

Basic earnings per share	$0.42	$0.38

Diluted earnings per share	$0.41	$0.38

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Three Months ended March 31, 2016 and 2015

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2016	2015
Net income	$3,440	$2,441
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,208	379
Amortization of unrealized losses on held-to-maturity securities	140	263
Reclassification adjustment for net gains included in net income	(420)	(368)

Total other comprehensive income (loss)	928	274
Tax effect	(351)	(104)

Other comprehensive income (loss), net of tax	577	170

Comprehensive income	$4,017	$2,611

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2016 and 2015

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock
	Series C	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Employee Stock Loans	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2015	$16,359	6,067,511	$76	$98,398	$24,832	$(2,281)	$—	$(19,655)	$117,729
Net income	—	—	—	—	2,441	—	—	—	2,441
Other comprehensive income, net of tax effects	—	—	—	—	—	170	—	—	170
Accretion of discount on preferred stock	2	—	—	—	(2)	—	—	—	—
Stock based compensation	—	—	—	175	—	—	—	—	175
Cash dividends declared and accrued on preferred stock	—	—	—	—	(41)	—	—	—	(41)

Balance at March 31, 2015	$16,361	6,067,511	$76	$98,573	$27,230	$(2,111)	$—	$(19,655)	$120,474

Balance at January 1, 2016	$16,372	8,211,727	$97	$138,077	$34,955	$(2,371)	$(242)	$(19,655)	$167,233
Net income	—	—	—	—	3,440	—	—	—	3,440
Other comprehensive income, net of tax effects	—	—	—	—	—	577	—	—	577
Retirement of preferred stock	(16,372)	—	—	—	—	—	—	—	(16,372)
Stock based compensation	—	—	—	215	—	—	—	—	215
Cash dividends declared and accrued on preferred stock	—	—	—	—	(1)	—	—	—	(1)

Balance at March 31, 2016	$—	8,211,727	$97	$138,292	$38,394	$(1,794)	$(242)	$(19,655)	$155,092

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	(Unaudited) March 31,
	2016	2015
Cash flows from operating activities
Net income	$3,440	$2,441
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	215	175
Depreciation	425	400
Provision for loan losses	723	725
Net accretion (amortization) of purchase valuation adjustments	28	(371)
Amortization of premiums and discounts on securities	564	457
Amortization of intangibles	88	60
Deferred income taxes	(22)	(28)
FHLB stock dividends	(162)	(13)
Loss (gain) on sales and valuation adjustments on other real estate owned	(2)	24
Net loss (gain) on sales of securities	(420)	(368)
Loss (gain) on disposal of premise and equipment	—	(9)
Loss (gain) on sales of loans	(199)	(176)
Originations of loans held for sale	(8,651)	(8,675)
Proceeds from the sale of loans held for sale	9,154	7,640
Increase in the value of bank owned life insurance	(251)	(235)
Change in fair value of derivatives recognized in earnings	4	6
Net change in:
Interest receivable	187	(103)
Other assets	(510)	216
Interest payable and other liabilities	(167)	1,172

Net cash provided by (used in) operating activities	4,444	3,338
Cash flows to investing activities
Purchases of available-for-sale securities	(10,200)	(24,230)
Purchases of held-to-maturity securities	(1,042)	(62,904)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	28,292	18,325
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	9,331	12,211
Net change in interest-bearing time deposits in other banks	—	2,727
Net change in loans	22,280	(18,770)
Purchase of premises and equipment	(149)	(92)
Proceeds from sale of premise and equipment	—	15
Net purchases of FHLB and FRB stock	(3,799)	(3,017)
Proceeds from sale of other real estate owned	252	444

Net cash provided by (used in) investing activities	44,965	(75,291)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	18,249	(14,439)
Net change in federal funds purchased and retail repurchase agreements	1,040	177
Net borrowings (payments) on Federal Home Loan Bank line of credit	(45,901)	72,197
Principal payments on Federal Home Loan Bank term advances	—	(4,432)
Principal payments on bank stock loan	(18,612)	(389)
Redemption of Series C preferred stock	(16,372)	—
Net change in contractual obligations	(14)	(41)
Dividends paid on preferred stock	(42)	(41)

Net cash provided by (used in) financing activities	(61,652)	53,032

Net change in cash and cash equivalents	(12,243)	(18,921)
Cash and cash equivalents, beginning of period	56,829	31,707

Ending cash and cash equivalents	$44,586	$12,786

Supplemental cash flow information:
Interest paid	$2,044	$1,471
Income taxes paid, net of refunds	86	600
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	333	475
Preferred stock dividends payable at period end	—	41
Securities purchased but not settled	—	2,477
Loans purchased but not settled	—	5,000

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly owned subsidiary, Equity Bank and Equity Bank’s wholly owned subsidiary, SA Holdings, Inc. These entities are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”) for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2016. Operating results for three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period. The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

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

In February 2016, FASB issued ASU 2016-02, Leases, with the intention of improving financial reporting about leasing transactions. The ASU requires all lessees to recognize lease assets and lease liabilities on the balance sheet. Lessor accounting is largely unchanged by the ASU, however disclosures about the amount, timing, and uncertainty of cash flows arising from leases are required of both lessees and lessors. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The modified retrospective approach provides for optional practical expedients when applying the ASU to leases that commenced before the effective date of the ASU. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements but expects that assets and liabilities will increase to reflect the impact of this standard.

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change how the Company accounts for certain aspects of share-based payments to employees. Under the guidance, excess tax benefits generated when the tax-return deductible compensation expense for the award exceeds the cumulative compensation cost recognized for financial reporting purposes will be recorded as an income tax benefit in the income statement rather than being recognized directly to additional paid-in capital. The accounting for an employee’s use of shares to satisfy the Company’s statutory income tax withholding obligation and for forfeitures is also changing. The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and all guidance will be applied prospectively. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Available-for-sale securities
U.S. government-sponsored entities	$12,102	$36	$(60)	$12,078
Residential mortgage-backed securities (issued by government-sponsored entities)	97,021	512	(10)	97,523
Corporate	3,000	—	(60)	2,940
Small Business Administration loan pools	250	21	—	271
State and political subdivisions	503	6	—	509
Equity securities	500	—	—	500

	$113,376	$575	$(130)	$113,821

December 31, 2015
Available-for-sale securities
U.S. government-sponsored entities	$17,090	$23	$(77)	$17,036
Residential mortgage-backed securities (issued by government-sponsored entities)	109,784	234	(497)	109,521
Corporate	3,000	—	(46)	2,954
Small Business Administration loan pools	275	22	—	297
State and political subdivisions	504	4	—	508
Equity securities	500	—	(6)	494

	$131,153	$283	$(626)	$130,810

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$2,636	$—	$(5)	$2,631
Residential mortgage-backed (securities issued by government sponsored entities)	223,033	3,169	(63)	226,139
Corporate	12,984	211	(921)	12,274
Small Business Administration loan pools	2,636	52	—	2,688
State and political subdivisions	60,642	2,478	(12)	63,108

	$301,931	$5,910	$(1,001)	$306,840

December 31, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,669	$—	$(26)	$2,643
Residential mortgage-backed (securities issued by government sponsored entities)	230,554	1,208	(769)	230,993
Corporate	12,983	135	(360)	12,758
Small Business Administration loan pools	2,863	17	(5)	2,875
State and political subdivisions	61,470	2,077	(14)	63,533

	$310,539	$3,437	$(1,174)	$312,802

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at March 31, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$100	$101	$2,458	$2,479
One to five years	7,770	7,811	14,799	15,224
Five to ten years	7,735	7,615	27,776	29,389
After ten years	250	271	33,865	33,609
Mortgage-backed securities	97,021	97,523	223,033	226,139

Total debt securities	$112,876	$113,321	$301,931	$306,840

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $329,380 at March 31, 2016 and $368,926 at December 31, 2015.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2016
Available-for-sale securities
U.S. Government-sponsored entities	$4,675	$(60)	$—	$—	$4,675	$(60)
Residential mortgage-backed (issued by government-sponsored entities)	14,534	(10)	—	—	14,534	(10)
Corporate	2,940	(60)	—	—	2,940	(60)

Total temporarily impaired securities	$22,149	$(130)	$—	$—	$22,149	$(130)

December 31, 2015
Available-for-sale securities
U.S. Government-sponsored entities	$9,923	$(77)	$—	$—	$9,923	$(77)
Residential mortgage-backed (issued by government-sponsored entities)	89,235	(497)	—	—	89,235	(497)
Corporate	2,954	(46)	—	—	2,954	(46)
Equity securities	—	—	494	(6)	494	(6)

Total temporarily impaired securities	$102,112	$(620)	$494	$(6)	$102,606	$(626)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$2,631	$(5)	$—	$—	$2,631	$(5)
Residential mortgage-backed (issued by government-sponsored entities)	59,953	(168)	51,571	(447)	111,524	(615)
Corporate	—	—	6,710	(921)	6,710	(921)
Small Business Administration loan pools	—	—	1,461	(14)	1,461	(14)
State and political subdivisions	5,785	(32)	520	(7)	6,305	(39)

Total temporarily impaired securities	$68,369	$(205)	$60,262	$(1,389)	$128,631	$(1,594)

December 31, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,643	$(26)	$—	$—	$2,643	$(26)
Residential mortgage-backed (issued by government-sponsored entities)	99,181	(1,077)	87,992	(1,629)	187,173	(2,706)
Corporate	5,505	(12)	7,253	(360)	12,758	(372)
Small Business Administration loan pools	1,315	(5)	1,560	(40)	2,875	(45)
State and political subdivisions	3,180	(29)	6,300	(77)	9,480	(106)

Total temporarily impaired securities	$111,824	$(1,149)	$103,105	$(2,106)	$214,929	$(3,255)

As of March 31, 2016, the Company held 5 available-for-sale securities and 64 held-to-maturity securities in an unrealized loss position. The tables above present unrealized losses on held-to maturity securities since the date of the securities purchases, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation.

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

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below:

	Three Months Ended March 31,
	2016	2015
Proceeds	$20,459	$17,105
Gross gains	420	368
Gross losses	—	—
Income tax expense on net realized gains	161	141

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at March 31, 2016 and December 31, 2015 include:

	March 31, 2016	December 31, 2015
Commercial real estate	$397,501	$397,017
Commercial and industrial	247,097	262,032
Residential real estate	243,727	250,216
Agricultural real estate	16,749	18,180
Consumer	17,487	17,103
Agricultural	15,494	15,807

Total loans	938,055	960,355
Allowance for loan losses	(5,980)	(5,506)

Net loans	$932,075	$954,849

In 2015, the Company began to participate in mortgage finance loans with another institution, “the originator.” These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group. These loans are typically on the Company’s balance sheet for 10 to 20 days. As of March 31, 2016 and December 31, 2015, the Company had balances of $2,605 and $18,852 in mortgage finance loans classified as commercial and industrial.

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. As of March 31, 2016 and December 31, 2015, residential real estate loans include $72,621 and $74,738 of purchased residential real estate loans from these pools of residential real estate loans.

Over-draft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $246 at March 31, 2016 and $280 at December 31, 2015.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended March 31, 2016 and 2015:

March 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Provision for loan losses	253	245	158	35	(3)	35	723
Loans charged-off	(34)	(55)	(48)	(23)	(128)	(3)	(291)
Recoveries	5	7	6	—	23	1	42

Total ending allowance balance	$2,275	$1,563	$1,940	$41	$79	$82	$5,980

March 31, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,897	$1,559	$1,190	$148	$81	$88	$5,963
Provision for loan losses	174	403	160	(10)	20	(22)	725
Loans charged-off	(28)	(6)	(84)	—	(60)	—	(178)
Recoveries	36	3	1	—	15	—	55

Total ending allowance balance	$3,079	$1,959	$1,267	$138	$56	$66	$6,565

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of March 31, 2016 and December 31, 2015:

March 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$325	$26	$60	$—	$18	$25	$454
Collectively evaluated for impairment	1,950	1,537	1,880	41	61	57	5,526
Purchase credit impaired loans	—	—	—	—	—	—	—

Total	$2,275	$1,563	$1,940	$41	$79	$82	$5,980

Loan Balance:
Individually evaluated for impairment	$3,561	$854	$1,363	$744	$179	$92	$6,793
Collectively evaluated for impairment	389,990	246,243	241,015	16,005	17,299	15,402	925,954
Purchase credit impaired loans	3,950	—	1,349	—	9	—	5,308

Total	$397,501	$247,097	$243,727	$16,749	$17,487	$15,494	$938,055

December 31, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$190	$6	$66	$—	$7	$—	$269
Collectively evaluated for impairment	1,861	1,360	1,758	29	180	49	5,237
Purchase credit impaired loans	—	—	—	—	—	—	—

Total	$2,051	$1,366	$1,824	$29	$187	$49	$5,506

Loan Balance:
Individually evaluated for impairment	$2,893	$1,182	$1,491	$—	$72	$95	$5,733
Collectively evaluated for impairment	389,756	260,850	247,368	18,180	17,000	15,712	948,866
Purchase credit impaired loans	4,368	—	1,357	—	31	—	5,756

Total	$397,017	$262,032	$250,216	$18,180	$17,103	$15,807	$960,355

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of and for the three months ended March 31, 2016:

	March 31, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$1,868	$1,502	$—	$563	$536	$—
Commercial and industrial	1,668	720	—	2,668	1,119	—
Residential real estate	1,159	699	—	984	585	—
Agricultural real estate	744	744	—	—	—	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	95	95	—

Subtotal	5,439	3,665	—	4,310	2,335	—

With an allowance recorded:
Commercial real estate	3,673	2,891	325	4,217	3,176	190
Commercial and industrial	136	134	26	93	63	6
Residential real estate	706	664	60	697	660	66
Agricultural real estate	—	—	—	—	—	—
Consumer	187	179	18	75	72	7
Agricultural	94	92	25	—	—	—

Subtotal	4,796	3,960	454	5,082	3,971	269

Total	$10,235	$7,625	$454	$9,392	$6,306	$269

The table below presents average recorded investment and interest income related to impaired loans for the three months ended March 31, 2016 and 2015. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of the three months ended
	March 31, 2016		March 31, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,068	$—	$1,380	$1
Commercial and industrial	944	—	507	—
Residential real estate	681	—	547	—
Agricultural real estate	186	—	110	—
Consumer	13	—	7	—
Agricultural	71	—	—	—

Subtotal	2,963	—	2,551	1

With an allowance recorded:
Commercial real estate	3,091	—	5,694	—
Commercial and industrial	107	—	1,340	4
Residential real estate	789	—	845	—
Agricultural real estate	—	—	148	—
Consumer	139	—	24	—
Agricultural	23	—	—	—

Subtotal	4,149	—	8,051	4

Total	$7,112	$—	$10,602	$5

The following tables present the aging of the recorded investment in past due loans as of March 31, 2016 and December 31, 2015, by portfolio and class of loans:

March 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$354	$—	$—	$4,960	$392,187	$397,501
Commercial and industrial	9	17	—	854	246,217	247,097
Residential real estate	156	671	—	2,200	240,700	243,727
Agricultural real estate	—	—	—	744	16,005	16,749
Consumer	66	63	—	188	17,170	17,487
Agricultural	—	152	—	92	15,250	15,494

Total	$585	$903	$—	$9,038	$927,529	$938,055

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$645	$108	$—	$4,448	$391,816	$397,017
Commercial and industrial	2	164	—	1,182	260,684	262,032
Residential real estate	166	545	35	2,369	247,101	250,216
Agricultural real estate	138	—	—	—	18,042	18,180
Consumer	96	97	—	103	16,807	17,103
Agricultural	—	—	—	95	15,712	15,807

Total	$1,047	$914	$35	$8,197	$950,162	$960,355

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

The risk category of loans by class of loans is as follows as of March 31, 2016 and December 31, 2015:

March 31, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$388,722	$—	$8,779	$—	$397,501
Commercial and industrial	246,078	—	1,019	—	247,097
Residential real estate	241,198	—	2,529	—	243,727
Agricultural real estate	15,636	—	1,113	—	16,749
Consumer	17,299	—	188	—	17,487
Agricultural	15,397	—	97	—	15,494

Total	$924,330	$—	$13,725	$—	$938,055

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$386,917	$—	$10,100	$—	$397,017
Commercial and industrial	260,669	—	1,363	—	262,032
Residential real estate	246,901	—	3,315	—	250,216
Agricultural real estate	17,810	—	370	—	18,180
Consumer	17,000	—	103	—	17,103
Agricultural	15,707	—	100	—	15,807

Total	$945,004	$—	$15,351	$—	$960,355

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investments in purchase credit impaired loans as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Contractually required principal payments	$6,962	$7,550
Discount	(1,654)	(1,794)

Recorded investment	$5,308	$5,756

The accretable yield associated with these loans was $838 and $935 as of March 31, 2016 and December 31, 2015. The interest income recognized on these loans for the three-month periods ended March 31, 2016 and 2015 was $152 and $166. For the three- month periods ended March 31, 2016 and 2015, no provision for loan losses was recorded for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of March 31, 2016 or December 31, 2015.

NOTE 4 – DERIVATIVE FINANCIAL INSTRUMENTS

The Company is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and its sources of funding these assets. The Company will periodically enter into interest rate swaps or interest rate caps/floors to manage certain interest rate risk exposure.

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate. At March 31, 2016, the portfolio of interest rate swaps had a weighted average maturity of 8.2 years, a weighted average pay rate of 3.82% and a weighted average rate received of 2.94%. At December 31, 2015, the portfolio of interest rate swaps had a weighted average maturity of 10.0 years, a weighted average pay rate of 4.45% and a weighted average rate received of 2.37%.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management. This derivative is not designated as a hedging instrument but rather as a stand-alone derivative. At March 31, 2016, the interest rate cap had a term of 3.7 years and a cap rate of 4.50%. At December 31, 2015, the interest rate cap had a term of 3.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2016 and December 31, 2015:

	March 31, 2016			December 31, 2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$21,242	$—	$774	$12,284	$—	$246

Total derivatives designated as hedging relationships	21,242	—	774	12,284	—	246

Derivatives not designated as hedging instruments:
Interest rate caps/floors	3,072	1	—	3,140	2	—

Total derivatives not designated as hedging instruments	3,072	1	—	3,140	2	—

Total	$24,314	1	774	$15,424	2	246

Cash collateral		—	(610)		—	(270)
Netting adjustments		—	—		24	24

Net amount presented in Balance Sheet		$1	$164		$26	$—

For the three-month periods ended March 31, 2016 and 2015, the Company recorded net losses on derivatives and hedging activities:

	March 31, 2016	March 31, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—

Total net gain (loss) related to fair value hedge ineffectiveness	—	—

Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	(1)	(5)

Total net gains (losses) related to derivatives not designated as hedging instruments	(1)	(5)

Net gains (losses) on derivatives and hedging activities	$(1)	$(5)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month period ended March 31, 2016. No fair value hedging relationships were outstanding at March 31, 2015.

	March 31, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(525)	$525	$—	$(39)

Total	$(525)	$525	$—	$(39)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Federal funds purchased	$—	$—
Retail repurchase agreements	21,802	20,762

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $23,415 and $25,756 at March 31, 2016 and December 31, 2015. The agreements are on a day-to-day basis and can be terminated on demand.

	March 31, 2016	December 31, 2015
Average daily balance during the period	$21,254	$24,853
Average interest rate during the period	0.24%	0.24%
Maximum month-end balance during the period	$21,802	$27,951
Weighted average interest rate at period-end	0.24%	0.24%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Federal Home Loan Bank line of credit advances	$99,538	$145,439
Federal Home Loan Bank fixed rate term advances	—	—

Total Federal Home Loan Bank advances	$99,538	$145,439

At March 31, 2016, the Company had $99,538 drawn against its line of credit at a weighted average rate of 0.54%. At December 31, 2015, the $145,439 drawn against the Federal Home Loan Bank line of credit was at a weighted average rate of 0.48%.

In February 2015, all of the Company’s Federal Home Loan Bank term advances were prepaid. The Company recorded a loss on debt extinguishment of $316 for the three months ended March 31, 2015 in connection with the prepayment of the Federal Home Loan Bank term advances.

At March 31, 2016 and December 31, 2015, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $5,000 and $0. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit. The letter of credit outstanding at March 31, 2016 matures on July 25, 2016.

The advances and letters of credit were collateralized by certain qualifying loans totaling $306,864 and $318,759 at March 31, 2016 and December 31, 2015. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $201,563 and $172,557 at March 31, 2016 and December 31, 2015.

Bank stock loan

In July 2014, the Company borrowed $15,540 from an unaffiliated financial institution, secured by the Company’s stock in Equity Bank. In September 2015, the Company amended and restated the loan agreement and borrowed an additional $5,014. At December 31, 2015, $18,612 was outstanding on the bank stock loan at a fixed rate of 4.00% (computed on the basis of a 360-day year and the actual number of days elapsed) until July 2019. This borrowing was repaid on January 4, 2016 using proceeds from the Company’s initial public offering (“IPO”).

On January 28, 2016, the Company entered into a new agreement with the same lender that provides for a maximum borrowing facility of $20,000, secured by the Company’s stock in Equity Bank. The borrowing facility will mature on January 26, 2017. Each draw of funds on the facility will create a separate note that is repayable over a term of five years. Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily. Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note. The Company is also required to pay an unused commitment fee in an amount equal to twenty basis points per annum on the unused portion of the maximum borrowing facility.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

NOTE 6 – STOCKHOLDERS’ EQUITY

On November 16, 2015, the Company completed an IPO of 2,231,000 shares of Class A common stock, $0.01 par value. The Company sold 1,941,000 shares and selling stockholders sold 290,000 shares, which included 273,000 shares of Class A common stock that were issued upon the automatic conversion of an equal number of shares of Class B common stock as a result of the offering. All shares issued and sold in the IPO were registered under the Securities Act pursuant to a Registration Statement on Form S-1, which was declared effective by the SEC on November 10, 2015. The Company’s net proceeds were $38,945 after subtraction of underwriting discounts and commissions and offering expenses.

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock. At December 31, 2015 the Company had 16,372 shares of Series C, senior non-cumulative perpetual preferred stock (“Series C preferred stock”) with a par value of $0.01 per share and a dividend rate of 1.0% issued and outstanding. The Company issued the Series C preferred stock having a per share liquidation amount of $1,000 per share to the United States Treasury as part of the Small Business Lending Fund. The Series C preferred stock qualified as Tier 1 capital. A portion of the proceeds of the IPO were used to redeem the Series C preferred stock on January 4, 2016 at liquidation amount of $16,372.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01. The following table presents shares that were issued and were held in treasury or were outstanding at March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
Class A common stock – issued	8,421,060	8,421,060
Class A common stock – held in treasury	(1,271,043)	(1,271,043)

Class A common stock – outstanding	7,150,017	7,150,017

Class B common stock – issued	1,296,613	1,296,613
Class B common stock – held in treasury	(234,903)	(234,903)

Class B common stock – outstanding	1,061,710	1,061,710

Agreements with certain owners of Class B common stock require the Company to issue Class A common stock to replace an equal number of Class B common stock in the event of a future transfer from the owner to an unaffiliated party. The Class B common stock owner may require this exchange in certain stipulated transactions including the transfer of shares of Class B common stock to: (1) the Company or its bank subsidiary, (2) in a widespread public distribution, (3) a transfer in which no transferee receives two percent or more of any class of the Company’s voting securities, or (4) to a transferee that would control more than fifty percent of the Company’s voting securities without any transfer from the purchaser.

Restricted stock unit plan termination loans

In connection with the termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units. Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense. Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance. These loans totaling $242 at March 31, 2016 and $242 at December 31, 2015, are collateralized with the shares received, have a maturity date of December 31, 2016 and an interest rate of 0.56%.

Accumulated other comprehensive income (loss)

At March 31, 2016 and December 31, 2015, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of March 31, 2016 and December 31, 2015 were as follows:

	Available- for-Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income
March 31, 2016
Net unrealized or unamortized gains (losses)	$445	$(3,351)	$(2,906)
Tax effect	(170)	1,282	1,112

	$275	$(2,069)	$(1,794)

December 31, 2015
Net unrealized or unamortized gains (losses)	$(343)	$(3,491)	$(3,834)
Tax effect	128	1,335	1,463

	$(215)	$(2,156)	$(2,371)

NOTE 7 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company and Equity Bank on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company and Equity Bank starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. Management believes as of March 31, 2016 and December 31, 2015, that the Company and Equity Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

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

As of March 31, 2016, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2016 and December 31, 2015 are presented in the tables below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
March 31, 2016
Total capital to risk weighted assets
Equity Bancshares, Inc.	$155,025	14.57%	$85,119	8.0%	$	N/A	N/A
Equity Bank	145,085	13.62%	85,228	8.0%		106,535	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	149,045	14.01%	63,839	6.0%		N/A	N/A
Equity Bank	139,105	13.06%	63,921	6.0%		85,228	8.0%

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	139,734	13.13%	47,879	4.5%		N/A	N/A
Equity Bank	139,105	13.06%	47,941	4.5%		69,248	6.5%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	149,045	9.10%	65,531	4.0%		N/A	N/A
Equity Bank	139,105	8.48%	65,587	4.0%		81,984	5.0%
December 31, 2015
Total capital to risk weighted assets
Equity Bancshares, Inc.	$156,358	14.35%	$87,146	8.0%	$	N/A	N/A
Equity Bank	139,275	12.77%	87,256	8.0%		109,070	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	150,852	13.85%	65,359	6.0%		N/A	N/A
Equity Bank	133,769	12.26%	65,442	6.0%		87,256	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	134,480	12.35%	49,019	4.5%		N/A	N/A
Equity Bank	133,769	12.26%	49,082	4.5%		70,896	6.5%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	150,852	9.47%	63,728	4.0%		N/A	N/A
Equity Bank	133,769	8.39%	63,790	4.0%		79,737	5.0%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three months ended March 31, 2016 and 2015:

	March 31, 2016	March 31, 2015
Basic:
Net income allocable to common stockholders	$3,439	$2,398

Weighted average common shares outstanding	8,211,727	6,067,511
Weighted average vested restricted stock units	—	203,216

Weighted average shares	8,211,727	6,270,727

Basic earnings per common share	$0.42	$0.38

Diluted:
Net income allocable to common stockholders	$3,439	$2,398

Weighted average common shares outstanding for:
Basic earnings per common share	8,211,727	6,270,727
Dilutive effects of the assumed exercise of stock options	112,201	16,145
Dilutive effects of the assumed redemption of RSU’s	—	—

Average shares and dilutive potential common shares	8,323,928	6,286,872

Diluted earnings per common share	$0.41	$0.38

Average outstanding stock options of 133,025 and 209,332 for the three-month periods ended March 31, 2016 and 2015 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$12,078	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	97,523	—
Corporate	—	2,940	—
Small Business Administration loan pools	—	271	—
State and political subdivisions	—	509	—
Equity securities	500	—	—
Derivative assets:
Derivative assets (included in other assets)	—	1	—

Total derivative assets	—	1	—

Total assets	$500	$113,322	$—

Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$774	$—
Cash collateral held by counterparty	(610)	—	—

Total derivative liabilities	(610)	774	—

Total liabilities	$(610)	$774	$—

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$17,036	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	109,521	—
Corporate	—	2,954	—
Small Business Administration loan pools	—	297	—
State and political subdivisions	—	508	—
Equity securities	—	494	—
Derivative assets:
Derivative assets (included in other assets)	—	2	—
Cash collateral held by counterparty	24	—	—

Total derivative assets	24	2	—

Total assets	$24	$130,812	$—

Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$246	$—
Cash collateral held by counterparty	(246)	—	—

Total derivative liabilities	(246)	246	—

Total liabilities	$(246)	$246	$—

There were no material transfers between Levels during the three months ended March 31, 2016 or the year ended December 31, 2015. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,566
Commercial and industrial	—	—	108
Residential real estate	—	—	604
Other	—	—	227
Other real estate owned:
Commercial real estate	—	—	524
Residential real estate	—	—	234

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,986
Commercial and industrial	—	—	57
Residential real estate	—	—	594
Other	—	—	65
Other real estate owned:
Commercial real estate	—	—	524
Residential real estate	—	—	387

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2016 or at December 31, 2015.

Valuations of impaired loans and other real estate owned utilize third party appraisals or broker price opinions, and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors, and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
March 31, 2016
Impaired loans	$3,505	Sales Comparison Approach	Adjustments for differences between comparable sales	6% -23% (17%)
December 31, 2015
Impaired loans	$3,702	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 29% (18%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	March 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$44,586	$44,586	$44,586	$—	$—
Interest bearing deposits	5,245	5,245	—	5,245	—
Available-for-sale securities	113,821	113,821	500	113,321	—
Held-to-maturity securities	301,931	306,840	—	306,840	—
Loans held for sale	3,200	3,200	—	3,200	—
Loans, net of allowance for loan losses	932,075	931,204	—	—	931,204
Federal Reserve Bank and Federal Home Loan Bank stock	14,974	N/A	N/A	N/A	N/A
Interest receivable	4,353	4,353	—	4,353	—
Derivative assets	1	1	—	1	—

Total derivative assets	1	1	—	1	—

Total assets	$1,420,186	$1,409,250	$45,086	$432,960	$931,204

Financial liabilities:
Deposits	$1,234,165	$1,240,322	$—	$1,240,322	$—
Federal funds purchased and retail repurchase agreements	21,802	21,802	—	21,802	—
Federal Home Loan Bank advances	99,538	99,538	—	99,538	—
Subordinated debentures	9,311	9,311	—	9,311	—
Contractual obligations	3,079	3,079	—	3,079	—
Interest payable	588	588	—	588	—
Derivative liabilities	774	774	—	774	—
Cash collateral held by derivative counterparty	(610)	(610)	(610)	—	—

Total derivative liabilities	164	164	(610)	774	—

Total liabilities	$1,368,647	$1,374,804	$(610)	$1,375,414	$—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$56,829	$56,829	$56,829	$—	$—
Interest bearing deposits	5,245	5,245	—	5,245	—
Available-for-sale securities	130,810	130,810	—	130,810	—
Held-to-maturity securities	310,539	312,802	—	312,802	—
Loans held for sale	3,504	3,504	—	3,504	—
Loans, net of allowance for loan losses	954,849	957,039	—	—	957,039
Federal Reserve Bank and Federal Home Loan Bank stock	11,013	N/A	N/A	N/A	N/A
Interest receivable	4,540	4,540	—	4,540	—
Derivative assets	2	2	—	2	—
Cash collateral held by derivative counterparty	24	24	24	—	—

Total derivative assets	26	26	24	2	—

Total assets	$1,477,355	$1,470,795	$56,853	$456,903	$957,039

Financial liabilities:
Deposits	$1,215,914	$1,220,657	$—	$1,220,657	$—
Federal funds purchased and retail repurchase agreements	20,762	20,762	—	20,762	—
Federal Home Loan Bank advances	145,439	145,439	—	145,439	—
Bank stock loan	18,612	18,612	—	18,612	—
Subordinated debentures	9,251	9,251	—	9,251	—
Contractual obligations	3,093	3,093	—	3,093	—
Interest payable	737	737	—	737	—
Derivative liabilities	246	246	—	246	—
Cash collateral held by derivative counterparty	(246)	(246)	(246)	—	—

Total derivative liabilities	—	—	(246)	246	—

Total liabilities	$1,413,808	$1,418,551	$(246)	$1,418,797	$—

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

Contractual obligations: The carrying value of contractual obligations approximates their fair value.

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$27,413	$50,002	$30,261	$55,694
Mortgage loans in the process of origination	10,185	3,744	5,116	1,941
Unused lines of credit	43,815	60,236	44,392	55,769

The fixed rate loan commitments have interest rates ranging from 2.15% to 8.50% and maturities ranging from 4 months to 60 months.

Standby Letters of Credit: Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified pre-conditions are met. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The contractual amounts of standby letters of credit as of March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$3,890	$1,083	$3,588	$1,253

NOTE 11 – LEGAL MATTERS

The Company is party to various matters of litigation in the ordinary course of business. The Company periodically reviews all outstanding pending or threatened legal proceedings and determines if such matters will have an adverse effect on the business, financial condition or results of operations or cash flows. A loss contingency is recorded when the outcome is probable and reasonably able to be estimated. The following loss contingency has been identified by the Company as reasonably possible to result in an unfavorable outcome for the Company or the Bank.

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

Except for the above mentioned lawsuit, there are no other outstanding claims for potential repurchase or indemnification demands regarding mortgage loans originated by Equity Bank and sold to investors. However, the Company believes there is possible risk it may face similar demands based on comparable demands loan aggregators are facing from their investors, including Government Sponsored Entities such as Freddie Mac and Fannie Mae, and or settlement agreements loan aggregators have entered into with those investors. The amount of potential loss and outcome of such possible litigation, if it were commenced, is uncertain and the Company would vigorously contest any claims.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 17, 2016 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Statement Regarding Forward-Looking statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A – Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

This discussion and analysis of our financial condition and results of operation includes the following sections:

•	Overview – a general description of our business and financial highlights;

•	Critical Accounting Policies – a discussion of accounting policies that require critical estimates and assumptions;

•	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;

•	Financial Condition – an analysis of our financial position;

•	Liquidity and Capital Resources – an analysis of our cash flows and capital position; and

•	Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 29 full service branches located in Kansas and Missouri. As of March 31, 2016, we had consolidated total assets of $1.53 billion, total loans held for investment of $932.1 million (net of allowances), total deposits of $1.07 billion and total stockholders’ equity of $155.1 million. During the three-month periods ended March 31, 2016 and March 31, 2015, net income was $3.4 million and $2.4 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$14,862	$14,430	$13,199	$12,967	$12,432
Interest expense	2,104	2,117	1,749	1,501	1,399
Net interest income	12,758	12,313	11,450	11,466	11,033
Provision for loan losses	723	1,180	537	605	725
Net gain on acquisition	—	682	—	—	—
Net gain on sales of and settlement of securities	420	386	—	2	368
Other non-interest income	2,278	2,257	2,032	2,046	2,029
Merger expenses	—	1,614	77	—	—
Loss on debt extinguishment	58	—	—	—	316
Other non-interest expense	9,631	10,050	8,789	9,027	8,702
Income before income taxes	5,044	2,794	4,079	3,882	3,687
Provision for income taxes	1,604	240	1,343	1,313	1,246
Net income	3,440	2,554	2,736	2,569	2,441
Dividends and discount accretion on preferred Stock	(1)	(48)	(43)	(43)	(43)
Net income allocable to common stockholders	3,439	2,506	2,693	2,526	2,398
Basic earnings per share	$0.42	$0.35	$0.43	$0.40	$0.38
Diluted earnings per share	$0.41	$0.34	$0.43	$0.40	$0.38

Balance Sheet Data (at period end)
Cash and cash equivalents	$44,586	$56,829	$23,193	$19,626	$12,786
Available-for-sale securities	113,821	130,810	109,906	72,103	59,245
Held-to-maturity securities	301,931	310,539	303,695	306,100	311,541

Loans held for sale	3,200	3,504	1,948	2,251	2,108
Gross loans held for investment	938,055	960,355	855,676	834,740	749,350
Allowance for loan losses	5,980	5,506	5,038	5,643	6,565
Loans held for investment, net of allowance for loan losses	932,075	954,849	850,638	829,097	742,785
Goodwill and core deposit intangibles, net	19,592	19,679	19,056	19,116	19,177
Mortgage servicing asset	28	29	—	—	—
Total assets	1,528,729	1,585,727	1,413,355	1,350,719	1,238,913
Total deposits	1,234,165	1,215,914	1,027,650	1,003,919	966,592
Borrowings	130,651	194,064	241,254	214,566	138,001
Total liabilities	1,373,637	1,418,494	1,287,301	1,228,971	1,118,439
Total stockholders’ equity	155,092	167,233	126,054	121,748	120,474
Tangible common equity*	135,472	131,153	90,633	86,269	84,936

Performance ratios
Return on average assets (ROAA) annualized	0.83%	0.63%	0.77%	0.80%	0.84%
Return on average equity (ROAE) annualized	8.99%	7.23%	8.78%	8.58%	8.31%
Return on average tangible common equity (ROATCE) annualized*	10.55%	9.18%	12.26%	12.02%	11.83%
Yield on loans annualized	5.04%	4.95%	5.11%	5.58%	5.72%
Cost of interest-bearing deposits annualized	0.61%	0.61%	0.57%	0.52%	0.49%
Net interest margin annualized	3.33%	3.26%	3.48%	3.89%	4.13%
Efficiency ratio*	64.05%	68.98%	65.19%	66.81%	66.62%
Non-interest income / average assets annualized	0.65%	0.82%	0.57%	0.64%	0.82%
Non-interest expense / average assets annualized	2.35%	2.87%	2.49%	2.82%	3.09%

Capital Ratios
Tier 1 Leverage Ratio	9.10%	9.47%	7.94%	8.44%	9.03%
Common Equity Tier 1 Capital Ratio	13.13%	12.35%	9.44%	9.47%	10.21%
Tier 1 Risk Based Capital Ratio	14.01%	13.85%	11.08%	11.17%	12.08%
Total Risk Based Capital Ratio	14.57%	14.35%	11.58%	11.76%	12.83%
Equity / Assets	10.15%	10.55%	8.92%	9.01%	9.72%
Tangible common equity to tangible assets*	8.98%	8.37%	6.50%	6.48%	6.96%
Book value per share	$18.89	$18.37	$17.49	$16.81	$17.16
Tangible common book value per share*	$16.50	$15.97	$14.45	$13.76	$14.00

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the December 31, 2015 audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 17, 2016. We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of previous charge-offs and an allowance for loan losses, and for purchased loans, net of unamortized purchase premiums and discounts. Interest income is accrued on the unpaid principal balance.

Purchased Credit Impaired Loans: As a part of acquisitions, we acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination. These purchased credit impaired loans were recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually. We estimate the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of the expected cash flows is less than the carrying amount, a loss is recorded. If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Goodwill and Core Deposit Intangibles: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Core deposit intangibles are acquired customer relationships arising from whole bank and branch acquisitions. Core deposit intangibles are initially measured at fair value and then are amortized over their estimated useful lives using an accelerated method. The useful lives of the core deposits are estimated to generally be between seven and ten years. Goodwill and core deposit intangibles are assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life.

Fair Value: Fair values of assets and liabilities are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, collateral values and other factors, especially in the absence of broad markets for particular assets and liabilities. Changes in assumptions or in market conditions could materially affect the estimates.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2016.

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income. We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses. On October 9, 2015 we completed our acquisition of First Independence Corporation and its subsidiary, First Federal Savings & Loan of Independence, Kansas, collectively referred to as “First Independence”. The acquisition of First Independence added four branch locations in southeast Kansas. Results of operations of First Independence were included in our financial results beginning October 10, 2015.

Changes in interest rates earned on interest-earning assets or incurred on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic change in net interest income. Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Kansas and Missouri, as well as developments affecting the commercial, consumer and real estate sectors within these markets.

Net Income

Three months ended March 31, 2016 compared with three months ended March 31, 2015:

Net income for the three months ended March 31, 2016 was $3.4 million as compared to net income of $2.4 million for the three months ended March 31, 2015. Net income allocable to common stockholders also was $3.4 million for the three months ended March 31, 2016, compared to $2.4 million for the three months ended March 31, 2015, an increase of $1.0 million, or 43.4%. On January 4, 2016, we redeemed the Series C preferred stock initially issued to the U.S. Treasury in 2011 as part of the Small Business Lending Fund. During 2015, the Series C preferred stock paid dividends at a rate of 1.0% on the $16.4 million outstanding. Net income allocable to common stock holders for the first quarter of 2016 increased $42 thousand due to redemption of the preferred stock. Also, during the three-month period ended March 31, 2016, increases in net interest income of $1.7 million and non-interest income of $301 thousand were partially offset by an increase in non-interest expense of $671 thousand when compared to the three-month period ended March 31, 2015. The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended March 31, 2016 compared with three months ended March 31, 2015: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three-month periods ended March 31, 2016 and 2015. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$944,366	$11,841	5.04%	$738,451	$10,412	5.72%
Taxable securities	376,406	2,209	2.36%	285,457	1,733	2.46%
Nontaxable securities	49,028	328	2.69%	36,055	190	2.14%
Federal funds sold and other	172,994	484	1.12%	22,668	97	1.73%

Total interest-earning assets	1,542,794	$14,862	3.87%	1,082,631	$12,432	4.66%

Non-interest-earning assets:
Other real estate owned, net	5,799			4,892
Premises and equipment, net	39,016			33,775
Bank owned life insurance	32,642			28,811
Goodwill and core deposit intangible, net	19,664			19,203
Other non-interest-earning assets	17,740			13,727

Total assets	$1,657,655			$1,183,039

Interest-bearing liabilities:
Interest-bearing demand deposits	$317,052	$204	0.26%	$274,082	$180	0.27%
Savings and money market	305,986	301	0.39%	245,302	172	0.28%

Savings, NOW and money market	623,038	505	0.33%	519,384	352	0.27%
Certificates of deposit	437,580	1,102	1.01%	337,308	684	0.82%

Total interest-bearing deposits	1,060,618	1,607	0.61%	856,692	1,036	0.49%
FHLB term and line of credit advances	248,952	332	0.54%	23,329	38	0.68%
Bank stock loan	613	—	0.09%	14,893	151	4.12%
Subordinated borrowings	9,278	153	6.65%	8,985	158	7.15%
Other borrowings	21,254	12	0.24%	26,146	16	0.24%

Total interest-bearing liabilities	1,340,715	$2,104	0.63%	930,045	$1,399	0.61%

Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	154,120			128,389
Non-interest-bearing liabilities	8,891			5,448
Stockholders’ equity	153,929			119,157

Total liabilities and stockholders’ equity	$1,657,655			$1,183,039

Net interest income		$12,758			$11,033

Interest rate spread			3.24%			4.05%

Net interest margin(2)			3.33%			4.13%

Total cost of deposits, including non-interest bearing deposits	$1,214,738	$1,607	0.53%	$985,081	$1,036	0.43%

Average interest-earning assets to interest-bearing liabilities			115.07%			116.41%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)	Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended March 31, 2016 and 2015.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2016 and 2015

	Increase (Decrease) Due to:		Total Increase / (Decrease)
(Dollars in thousands)	Volume(1)	Yield/Rate(1)
Interest-earning assets:
Loans	$2,673	$(1,244)	$1,429
Taxable securities	535	(59)	476
Nontaxable securities	79	59	138
Federal funds sold and other	431	(44)	387

Total interest-earning assets	$3,718	$(1,288)	$2,430

Interest-bearing liabilities:
Savings, NOW and money market	$77	$76	$153
Certificates of deposit	231	187	418

Total interest-bearing deposits	308	263	571
FHLB term and line of credit advances	303	(9)	294
Bank stock loan	(75)	(76)	(151)
Subordinated borrowings	5	(10)	(5)
Other borrowings	(3)	(1)	(4)

Total interest-bearing liabilities	$538	$167	$705

Net Interest Income	$3,180	$(1,455)	$1,725

(1)	The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average rate. Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the prior year’s volume. The changes attributable to both volume and rate, which cannot be segregated, have been allocated to the volume variance and the rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Net interest income before the provision for loan losses for the three months ended March 31, 2016 was $12.8 million compared with $11.0 million for the three months ended March 31, 2015, an increase of $1.7 million, or 15.6%. Interest income for the three months ended March 31, 2016 was $14.9 million, an increase of $2.4 million, or 19.5%, from $12.4 million for the three months ended March 31, 2015. Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period. Interest expense for the three months ended March 31, 2016 was $2.1 million, an increase of $705 thousand, or 50.4%, from $1.4 million for the three months ended March 31, 2015. The increase in interest expense was primarily due to an increase in the average volume of interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $11.8 million for the three months ended March 31, 2016, an increase of $1.4 million, or 13.7%, compared with the three months ended March 31, 2015. This increase was due to an increase in average loans, partially offset by a decrease in the average yield on the loan portfolio. The increase in average loan volume was primarily from increases in average loan volume of $137.3 million in mortgage loans, $47.9 million in commercial and industrial loans, $12.9 million in commercial real estate loans and $9.2 million in consumer loans which were partially offset by a decrease of $1.0 million in average loan volume of agricultural loans. The average yield on loans was 5.04% for the three months ended March 31, 2016 and 5.72% for the three months ended March 31, 2015. The average yield on loans excluding loan fees was 4.75% for the three months ended March 31, 2016 and 5.04% for the three months ended March 31, 2015. The decrease in yield excluding loan fees was primarily due to decreases in average yields on commercial loans, mortgage loans and agricultural loans. The decrease in yield on commercial loans was the result of loan growth in a lower interest rate environment and the payoff of older higher yielding loans. The decrease in the yield on mortgage loans is due to the pay down of higher-rate older loans and origination of new loans in a low interest rate environment. The decrease in yield on agricultural loans was the result of pay downs of higher-rate, higher-credit-risk loans. Interest income on all securities was $2.5 million for the quarter ended March 31, 2016, an increase of $614 thousand when compared to the quarter ended March 31, 2015. The increase was due to the increase in average total securities of $103.9 million, partially offset by a three basis point decrease in the average yield on the securities portfolio. The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities.

Interest expense was $2.1 million for the three months ended March 31, 2016, an increase of $705 thousand over interest expense of $1.4 million for the three months ended March 31, 2015. The change in interest expense was primarily due to an increase of $410.7 million in the average volume of interest-bearing liabilities. Average savings, NOW and money market deposits increased $103.7 million for the three months ended March 31, 2016 when compared to the three months ended March 31, 2015, and the average rate on these interest-bearing deposits increased from 0.27% to 0.33% for the same periods. The average balance increase in interest-bearing deposits is the result of actively managing deposits as a funding vehicle and expansion of our customer base. The increase in rate on interest-bearing deposits is the result of actively managing the rates on this funding source to remain competitive in the market place. Average certificates of deposit increased $100.3 million for the three months ended March 31, 2016 compared to the three months ended March 31, 2015, and the average rate increased from 0.82% to 1.01% for the same period. The increase in interest expense on certificates of deposit was primarily due to the increase in longer term higher rate certificates of deposits. In February 2015, we prepaid older higher cost FHLB term advances and began using the FHLB line of credit or LOC advance option, which is pre-payable without a fee and resulted in a much lower funding cost. In January 2016, we repaid our bank stock loan using $18.6 million of the proceeds from the 2015 IPO. Total cost of funds increased two basis points to 0.63% for the three months ended March 31, 2016 from 0.61% for the three months ended March 31, 2015.

Net interest margin, defined as net interest income divided by average interest-earning assets, was 3.33% for the three months ended March 31, 2016, a decrease of 80 basis points when compared with net interest margin of 4.13% for the three months ended March 31, 2015. The decline in our net interest margin for the three months ended March 31, 2016 is primarily due to the decrease in overall yield on interest-earnings assets and the continued utilization of an existing “leverage” or “spread” opportunity. The decrease in yield on interest-earning assets is primarily due to growth in a continually low interest rate environment and the pay down of older higher yielding assets. The spread opportunity involves borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions, resulting in a positive spread of approximately 43 basis points. We utilize the spread opportunity to generate additional income. We can reduce or terminate the spread opportunity each business day and we do not presently anticipate that this opportunity would be part of our core earnings stream or strategy. Our net interest margin without the spread opportunity would have been approximately 3.63% for the three months ended March 31, 2016. The spread opportunity did not begin until late June of 2015 and would not have impacted the net interest margin reported for the three months ended March 31, 2015. These changes, including the spread opportunity, resulted in an increase in net interest income of $1.7 million, an increase in average interest-earning assets of $460.2 million and a decrease in net interest margin of 80 basis points when comparing the three-month periods ended March 31, 2016 and 2015.

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

Three months ended March 31, 2016 compared with three months ended March 31, 2015: The provision for loan losses for the three months ended March 31, 2016 was $723 thousand compared with $725 thousand for the three months ended March 31, 2015. Net charge-offs for the three months ended March 31, 2016 were $249 thousand compared to net charge-offs of $123 thousand for the three months ended March 31, 2015. For the three months ended March 31, 2016, gross charge-offs were $291 thousand offset by gross recoveries of $42 thousand. In comparison, gross charge-offs were $178 thousand for the three months ended March 31, 2015 offset by gross recoveries of $55 thousand.

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

Three months ended March 31, 2016 compared with three months ended March 31, 2015: The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2016 and 2015:

Non-Interest Income

For the Three Months Ended March 31,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Service charges and fees	$779	$555	$224	40.4%
Debit card income	677	441	236	53.5%
Mortgage banking	242	203	39	19.2%
Increase in value of bank owned life insurance	251	235	16	6.8%
Investment referral income	123	156	(33)	(21.2)%
Recovery on zero-basis purchased loans	27	338	(311)	(92.0)%
Other	179	101	78	77.2%

Sub-Total	2,278	2,029	249	12.3%
Net gains on sales of and settlement of securities	420	368	52	14.1%

Total non-interest income	$2,698	$2,397	$301	12.6%

For the three months ended March 31, 2016, non-interest income totaled $2.7 million, an increase of $301 thousand, or 12.6%, compared with the three months ended March 31, 2015. The increase was primarily due to increases in service charges and fees and debit card income, partially offset by a decrease in recovery on zero-basis purchased loans. In connection with acquisitions, we receive the rights to certain loans that were previously charged off by the acquired bank. At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis. Subsequent to acquisition we have received cash payments on such loans. The level of cash payments on these zero-basis loans is decreasing and this trend is expected to continue. Service charges and fees increased $224 thousand from $555 thousand at March 31, 2015 to $779 thousand at March 31, 2016, and debit card income increased $236 thousand for the same period from $441 thousand at March 31, 2015 to $677 thousand at March 31, 2016. Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers. In addition, $161 thousand of the increase in service charges and fees and $173 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the First Independence acquisition.

Non-Interest Expense

Three months ended March 31, 2016 compared with three months ended March 31, 2015: For the three months ended March 31, 2016, non-interest expense totaled $9.7 million, an increase of $671 thousand, or 7.4%, compared with the three months ended March 31, 2015. The overall increase was primarily due to an increase in salaries and employee benefits of $490 thousand, an increase in data processing of $184 thousand and an increase in other expense of $162 thousand, partially offset by a decrease in loss on debt extinguishment of $258 thousand. Non-interest expense for the three-month period ended March 31, 2016 includes $456 thousand of incremental operating expenses attributable to the four branch locations acquired with the First Independence acquisition. These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended March 31, 2016 and 2015.

Non-Interest Expense

For the Three Months Ended March 31,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Salaries and employee benefits	$5,212	$4,722	$490	10.4%
Net occupancy and equipment	1,094	1,106	(12)	(1.1)%
Data processing	838	654	184	28.1%
Professional fees	449	471	(22)	(4.7)%
Advertising and business development	218	291	(73)	(25.1)%
Telecommunications	231	181	50	27.6%
FDIC insurance	258	176	82	46.6%
Courier and postage	145	137	8	5.8%
Loan expense	92	60	32	53.3%
Amortization of core deposit intangible	87	60	27	45.0%

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Other real estate owned	66	65	1	1.5%
Other	941	779	162	20.8%

Sub-Total	9,631	8,702	929	10.7%
Loss on debt extinguishment	58	316	(258)	(81.6)%

Total non-interest expense	$9,689	$9,018	$671	7.4%

Salaries and employee benefits: Salaries and benefits were $5.2 million for the three months ended March 31, 2016, as compared to $4.7 million for the three months ended March 31, 2015. The increase in salaries and benefits of $490 thousand includes approximately $277 thousand attributable to the First Independence acquisition, including $21 thousand associated with our assumption of obligations related to First Independence’s participation in the Pentegra Defined Benefit Plan for Financial Institutions. Included in salaries and employee benefits is stock based compensation expense of $68 thousand for the three months ended March 31, 2016 and $41 thousand in the comparable period of 2015. The increase of $27 thousand in stock based compensation is attributable to options granted at December 31, 2015. The remaining $186 thousand increase in salaries and benefits reflect cost-of-living raises and the addition of lending, customer service and operations staff.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities. Occupancy expenses were $1.1 million for the three months ended March 31, 2016 and $1.1 million for the three months ended March 31, 2015. The purchase of the corporate headquarters building in April 2015 resulted in a decrease in building rent but was offset by an increase in depreciation expense. In addition, the 2016 expenses include expenses for four branches that were part of the acquisition of First Independence Corporation.

Data processing: Data processing expenses were $838 thousand and $654 thousand for the three-month periods ended March 31, 2016 and 2015. The increase of $184 thousand was principally due to increased debit card processing costs as usage has increased.

Professional fees: Professional fees, including regulatory assessments were $449 thousand for the three months ended March 31, 2016 and $471 thousand for the three months ended March 31, 2015. Decreases in legal fees primarily related to the June 2015 settlement of a lawsuit were partially offset by increases in accounting fees associated with the reporting requirements of being a public company.

Other: Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $941 thousand for the three months ended March 31, 2016 and $779 thousand for the three months ended March 31, 2015. The $162 thousand increase in other non-interest expenses includes stock listing and transfer services and investor relations costs associated with being a public company as well as incremental operating costs attributable to the acquired First Independence branches.

Loss on extinguishment of debt: In the first quarter of 2015, we chose to incur a $316 thousand loss on extinguishment of debt due to the prepayment of all of our FHLB term advances. The weighted average rate of the FHLB term advances was 3.82%, and to the extent that additional funding is needed our FHLB line of credit has a lower cost of funds. In the first quarter of 2016, we paid our bank stock loan and wrote off the deferred debt issuance costs associated with this loan resulting in the loss on debt extinguishment in the first quarter of 2016.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of our performance and is not defined under GAAP. Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses and loss on debt extinguishment by the sum of net interest income and non-interest income, excluding net gains on sales of and settlement of securities. Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Our efficiency ratio was 64.1% for the three months ended March 31, 2016, compared with 66.6% for the three months ended March 31, 2015. The decrease was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis”, and increased non-interest income.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amounts of tax-exempt investment income, non-taxable life insurance income, non-deductible expenses and available federal income tax credits.

Three months ended March 31, 2016 compared with three months ended March 31, 2015: For the three months ended March 31, 2016, income tax expense was $1.6 million compared with $1.2 million for the three months ended March 31, 2015. The increase in income tax expense was primarily attributable to increased pre-tax income in 2016. Our effective tax rate for the first quarter of 2016 was 31.8% on income before income taxes as compared to 33.8% for the first quarter of 2015. The U.S. statutory rate was 35.0% for both periods. The lower effective income tax rate for 2016 is principally due to the benefit of increased income tax credits from investment in qualified affordable housing projects, including an additional project acquired in the First Independence acquisition.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this quarterly report have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Financial Condition

Our total assets decreased $57.0 million, or 3.6%, from $1.59 billion at December 31, 2015, to $1.53 billion at March 31, 2016. The decrease in total assets was primarily from decreases in net loans of $22.8 million, $25.6 million in investment securities and $12.2 million in cash and cash equivalents partially offset by an increase of $4.0 million in Federal Reserve Bank and FHLB stock. Our total liabilities decreased $44.9 million, or 3.2%, from $1.42 billion at December 31, 2015 to $1.37 billion at March 31, 2016. The decrease in total liabilities was primarily from decreases in FHLB advances of $45.9 million, repayment of the bank stock loan of $18.6 million, partially offset by increases in total deposits of $18.3 million and increases in federal funds purchased and retail repurchase agreements of $1.0 million. Our total stockholders’ equity decreased $12.1 million, or 7.3%, from $167.2 million at December 31, 2015 to $155.1 million at March 31, 2016. The decrease in total stockholders’ equity was primarily from redemption of Series C preferred stock of $16.4 million, partially offset by in increase in retained earnings of $3.4 million and an increase in the value of the securities portfolio recognized in other accumulated comprehensive earnings of $577 thousand.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. At March 31, 2016, our gross loans held for investment totaled $938.1 million, a decrease of $22.3 million, or 2.3%, compared with December 31, 2015. The overall decrease in loan volume consisted of decreases of $14.9 million from commercial and industrial; $6.5 million from residential real estate; $1.5 million from real estate construction; $1.4 million from agricultural real estate; and $313 thousand from agricultural, but were partially offset by increases of $2.0 million from commercial real estate and $384 thousand from consumer. We also had loans classified as held for sale totaling $3.2 million at March 31, 2016.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita and Kansas City MSAs, as well as various community markets throughout Kansas and Missouri. Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Kansas and Missouri. As of March 31, 2016, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At March 31, 2016, total loans were 76.0% of deposits and 61.4% of total assets. At December 31, 2015, total loans were 79.0% of deposits and 60.6% of total assets.

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions and overall growth in our markets. Several new lenders have been hired in our markets, and we believe these lenders have been successful in transitioning their former clients and attracting new clients. Lending activities originate from the efforts of our lenders, with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies located in the Wichita and Kansas City MSAs, as well as community markets in both Kansas and Missouri.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	March 31,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$247,097	26.3%	$262,032	27.3%
Real estate loans:
Commercial real estate	345,053	36.8%	343,096	35.7%
Real estate construction	52,448	5.6%	53,921	5.6%
Residential real estate	243,727	26.0%	250,216	26.1%
Agricultural real estate	16,749	1.8%	18,180	1.9%

Total real estate loans	657,977	70.2%	665,413	69.3%
Consumer	17,487	1.9%	17,103	1.8%
Agricultural	15,494	1.6%	15,807	1.6%

Total loans held for investment	$938,055	100.0%	$960,355	100.0%

Total loans held for sale	$3,200	100.0%	$3,504	100.0%

Total loans (net of allowances)	$932,075	100.0%	$954,849	100.0%

Commercial and industrial: Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital, or meet other financing needs of the business. Our commercial and industrial portfolio totaled $247.1 million at March 31, 2016, a decrease of $14.9 million, or 5.7%, compared to December 31, 2015. Excluding a decline in mortgage finance loan participation balances of $16.8 million, the commercial and industrial portfolio saw an increase of $1.9 million compared to December 31, 2015.

Commercial real estate: Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans. Our commercial real estate loans were $345.1 million at March 31, 2016, an increase of $2.0 million, or 0.6%, compared to December 31, 2015.

Real estate construction: Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer. Our real estate construction portfolio totaled $52.4 million at March 31, 2016, a decrease of $1.5 million, or 2.7%, compared to December 31, 2015.

Residential real estate: Residential real estate loans include loans secured by primary or secondary personal residences. Our residential real estate portfolio totaled $243.7 million at March 31, 2016, a decrease of $6.5 million, or 2.6%, compared to December 31, 2015. In the past, we have purchased pools of residential mortgages in an effort to diversify our loan portfolio and increase interest income. Our purchased residential real estate loans totaled $72.6 at March 31, 2016, a decrease of $2.1 compared to December 31, 2015, or 32.6% of the overall decrease in residential real estate loans.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2016 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2016
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$103,876	$104,925	$38,296	$247,097
Real Estate:
Commercial real estate	67,661	182,155	95,237	345,053
Real estate construction	22,144	21,547	8,757	52,448
Residential real estate	4,708	10,458	228,561	243,727
Agricultural real estate	4,663	5,582	6,504	16,749

Total real estate	99,176	219,742	339,059	657,977
Consumer	1,993	10,246	5,248	17,487
Agricultural	9,352	4,299	1,843	15,494

Total	$214,397	$339,212	$384,446	$938,055

Loans with a predetermined fixed interest rate	96,195	213,459	130,272	439,926
Loans with an adjustable/floating interest rate	118,202	125,753	254,174	498,129

Total	$214,397	$339,212	$384,446	$938,055

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2015 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2015
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$125,800	$93,842	$42,390	$262,032
Real Estate:
Commercial real estate	66,576	184,759	91,761	343,096
Real estate construction	23,455	22,537	7,929	53,921
Residential real estate	5,080	11,497	233,639	250,216
Agricultural real estate	4,984	6,452	6,744	18,180

Total real estate	100,095	225,245	340,073	665,413
Consumer	2,097	10,013	4,993	17,103
Agricultural	9,871	3,785	2,151	15,807

Total	$237,863	$332,885	$389,607	$960,355

Loans with a predetermined fixed interest rate	110,401	231,026	125,579	467,006
Loans with an adjustable/floating interest rate	127,462	101,859	264,028	493,349

Total	$237,863	$332,885	$389,607	$960,355

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans	$9,038	$8,197
Accruing loans 90 or more days past due	—	35
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	5,894	5,811

Total nonperforming assets	$14,932	$14,043

Ratios:
Nonperforming assets to total assets	0.98%	0.89%

Nonperforming assets to total loans plus OREO	1.58%	1.45%

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

We had $9.0 million in nonperforming loans at March 31, 2016, compared with $8.2 million at December 31, 2015. The nonperforming loans at March 31, 2016 consisted of 86 separate credits and 72 separate borrowers. We had one non-performing loan relationship with an outstanding balance in excess of $1.0 million as of March 31, 2016.

There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by lenders, and also monitor delinquency levels for any negative or adverse trends. There can be no assurance; however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Credit Quality Indicators

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

The risk category of loans by class of loans is as follows as of March 31, 2016:

Risk Category of Loans by Class

	As of March 31, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$246,078	$—	$1,019	$—	$247,097
Real estate:
Commercial real estate	336,741	—	8,312	—	345,053
Real estate construction	51,981	—	467	—	52,448
Residential real estate	241,198	—	2,529	—	243,727
Agricultural real estate	15,636	—	1,113	—	16,749

Total real estate	645,556	—	12,421	—	657,977
Consumer	17,299	—	188	—	17,487
Agricultural	15,397	—	97	—	15,494

Total	$924,330	$—	$13,725	$—	$938,055

The risk category of loans by class of loans is as follows as of December 31, 2015:

Risk Category of Loans by Class

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$260,669	$—	$1,363	$—	$262,032
Real estate:
Commercial real estate	333,609	—	9,487	—	343,096
Real estate construction	53,308	—	613	—	53,921
Residential real estate	246,901	—	3,315	—	250,216
Agricultural real estate	17,810	—	370	—	18,180

Total real estate	651,628	—	13,785	—	665,413
Consumer	17,000	—	103	—	17,103
Agricultural	15,707	—	100	—	15,807

Total	$945,004	$—	$15,351	$—	$960,355

At March 31, 2016, loans considered pass rated credits increased to 98.5% of total loans, up from 98.4% of total loans at December 31, 2015. Classified loans were $13.7 million at March 31, 2016, a decrease of $1.6 million, or 10.6%, from $15.4 million at December 31, 2015. The decrease primarily resulted from our continued focus on resolving classified loans in a timely manner.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At March 31, 2016, the Company had $4.7 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $7.1 million at December 31, 2015.

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

Recorded Investment in Purchased Credit Impaired Loans

	March 31,	December 31,
	2016	2015
	(Dollars in thousands)
Contractually required payments	$6,962	$7,550
Discount	(1,654)	(1,794)

Recorded investment	$5,308	$5,756

Analysis of allowance for loan losses: At March 31, 2016, the allowance for loan losses totaled $6.0 million, or 0.64% of total loans. At December 31, 2015 the allowance for loan losses aggregated $5.5 million, or 0.57% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $5.5 million, or 0.60% of the $926.0 million in loans collectively evaluated for impairment at March 31, 2016, compared to an allowance for loan losses of $5.2 million, or 0.55% of the $948.9 million in loans collectively evaluated for impairment at December 31, 2015. The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions, as well as changes in loan composition. Although we have very little direct exposure to the energy and agriculture sectors, tertiary effects of declines in these sectors could cause broad credit deterioration in our markets. The changes in composition included decreases in mortgage finance loans since December 31, 2015. The unique credit qualities of mortgage finance loans require lower reserves than other loan categories.

Annualized net losses as a percentage of average loans increased to 0.11% for the three months ended March 31, 2016, as compared to 0.07% for the three months ended March 31, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses

	As of and for the Three Months Ended March 31,
	2016	2015
	(Dollars in thousands)
Average loans outstanding	$944,366	$738,451

Gross loans outstanding at end of period(1)	$938,055	$749,350

Allowance for loan losses at beginning of the period	$5,506	$5,963
Provision for loan losses	723	725
Charge-offs:
Commercial and industrial	(55)	(6)
Real estate:
Commercial real estate	(34)	(28)
Real estate construction	—	—
Residential real estate	(48)	(84)
Agricultural real estate	(23)	—
Consumer	(128)	(60)
Agricultural	(3)	—

Total charge-offs	(291)	(178)
Recoveries:
Commercial and industrial	7	3
Real estate:
Commercial real estate	5	34
Real estate construction	—	2
Residential real estate	6	1
Agricultural real estate	—	—
Consumer	23	15
Agricultural	1	—

Total recoveries	42	55

Net recoveries (charge-offs)	(249)	(123)

Allowance for loan losses at end of the period	$5,980	$6,565

Ratio of allowance for loan losses to period-end loans	0.64%	0.88%
Annualized ratio of net charge-offs (recoveries) to average loans	0.11%	0.07%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	March 31,		December 31,
	2016		2015
	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,563	26.1%	$1,366	24.8%
Real estate:
Commercial real estate	1,933	32.3%	1,728	31.4%
Real estate construction	342	5.7%	323	5.9%
Residential real estate	1,940	32.5%	1,824	33.1%
Agricultural real estate	41	0.7%	29	0.5%
Consumer	79	1.3%	187	3.4%
Agricultural	82	1.4%	49	0.9%

Total allowance for loan losses	$5,980	100.0%	$5,506	100.0%

Management believes that the allowance for loan losses at March 31, 2016 was adequate to cover probable losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2016.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At March 31, 2016, the carrying amount of investment securities totaled $415.8 million, a decrease of $25.6 million, or 5.8%, compared with December 31, 2015. At March 31, 2016, securities represented 27.2% of total assets compared with 27.8% at December 31, 2015.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$12,102	$12,078	$17,090	$17,036
Residential mortgage-backed securities (issued by government-sponsored entities)	97,021	97,523	109,784	109,521
Corporate	3,000	2,940	3,000	2,954
Small Business Administration loan pools	250	271	275	297
State and political subdivisions	503	509	504	508
Equity securities	500	500	500	494

Total available-for-sale securities	$113,376	$113,821	$131,153	$130,810

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	March 31, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$2,636	$2,631	$2,669	$2,643
Residential mortgage-backed securities (issued by government-sponsored entities)	223,033	226,139	230,554	230,993
Corporate	12,984	12,274	12,983	12,758
Small Business Administration loan pools	2,636	2,688	2,863	2,875
State and political subdivisions	60,642	63,108	61,470	63,533

Total held-to-maturity securities	$301,931	$306,840	$310,539	$312,802

At March 31, 2016 and December 31, 2015, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2016 and December 31, 2015. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	March 31, 2016
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$101	1.26%	$7,302	1.52%	$4,675	2.15%	$—	—%	$12,078	1.76%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	3,756	1.91%	374	2.38%	93,393	2.84%	97,523	2.81%
Corporate	—	—%	—	—%	2,940	1.63%	—	—%	2,940	1.63%
Small Business Administration loan pools	—	—%	—	—%	—	—%	271	5.21%	271	5.21%
State and political subdivisions(1)	—	—%	509	1.50%	—	—%	—	—%	509	1.50%

Total available-for-sale securities	$101	1.26%	$11,567	1.65%	$7,989	1.97%	$93,664	2.85	$113,321	2.66%

Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$2,636	2.46%	$—	—%	$—	—%	$2,636	2.46%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,240	2.05%	5,765	2.69%	213,028	2.89%	223,033	2.87%
Corporate	—	—%	—	—%	5,353	2.74%	7,631	2.35%	12,984	2.51%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,636	2.61%	2,636	2.61%
State and political subdivisions(1)	2,458	2.45%	12,163	2.62%	22,423	2.91%	23,598	3.15%	60,642	2.93%

Total held-to-maturity securities	$2,458	2.45%	$19,039	2.57%	$33,541	2.85%	$246,893	2.89%	$301,931	2.86%

Total debt securities	$2,559	2.40%	$30,606	2.22%	$41,530	2.68%	$340,557	2.88%	$415,252	2.81%

(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2015
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$100	1.26%	$12,204	1.47%	$4,732	2.02%	$—	—%	$17,036	1.63%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	3,719	1.91%	456	2.47%	105,346	2.89%	109,521	2.86%
Corporate	—	—%	—	—%	2,954	1.51%	—	—%	2,954	1.51%
Small Business Administration loan pools	—	—%	—	—%	—	—%	297	5.21%	297	5.21%
State and political subdivisions(1)	—	—%	508	1.50%	—	—%	—	—%	508	1.50%

Total available-for-sale securities	$100	1.26%	$16,431	1.57%	$8,142	1.86%	$105,643	2.90%	$130,316	2.67%

Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$2,669	2.46%	$—	—%	$—	—%	$2,669	2.46%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,257	2.50%	5,869	2.68%	220,428	2.89%	230,554	2.87%
Corporate	—	—%	—	—%	5,370	2.74%	7,613	2.06%	12,983	2.34%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,863	2.61%	2,863	2.61%
State and political subdivisions(1)	3,741	2.41%	12,084	2.60%	22,731	2.90%	22,914	3.16%	61,470	2.91%

Total held-to-maturity securities	$3,741	2.41%	$19,010	2.55%	$33,970	2.84%	$253,818	2.88%	$310,539	2.85%

Total debt securities	$3,841	2.38%	$35,441	2.10%	$42,112	2.65%	$359,461	2.89%	$440,855	2.80%

(2)	The calculated yield is not calculated on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At March 31, 2016 and December 31, 2015, 95.6% and 95.8% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.4 years and 5.2 years and a modified duration of 4.0 years and 4.6 years.

Deposits

Our lending and investing activities are primarily funded by deposits. A variety of deposit accounts are offered with a wide range of interest rates and terms including demand, savings, money market and time deposits. We rely primarily on competitive pricing policies, convenient locations, comprehensive marketing strategy and personalized service to attract and retain these deposits.

The following table shows our composition of deposits at March 31, 2016 and December 31, 2015:

Composition of Deposits

	March 31,		December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$162,528	13.2%	$157,834	13.0%
Interest-bearing demand	305,063	24.7%	316,965	26.0%
Savings and money market	336,062	27.2%	302,503	24.9%
Time	430,512	34.9%	438,612	36.1%

Total deposits	$1,234,165	100.0%	$1,215,914	100.0%

Total deposits at March 31, 2016 were $1.23 billion, an increase of $18.3 million, or 1.5%, compared to total deposits of $1.22 billion at December 31, 2015. The increase in total deposits is primarily due to increases in savings and money market deposits of $33.6 million, or 11.1%, and in non-interest-bearing demand deposits of $4.7 million, or 3.0%, partially offset by decreases in interest-bearing demand and NOW accounts of $11.9 million, or 3.8%, and in time deposits of $8.1 million, or 1.8%. The increase in savings and money market deposits is principally due to an increase in a business money market account of one business deposit customer. The increase in non-interest-bearing demand deposits is primarily from consumer checking, escrow accounts and small business checking accounts. The decreases in interest-bearing demand and NOW accounts and in time deposits are primarily due to the use of tax monies by public funds customers.

Included in the savings and money market deposits are brokered deposit balances of $3.1 million as of March 31, 2016 and $3.9 million as of December 31, 2015. These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding. Brokered certificates of deposit as of March 31, 2016 were $4.4 million and $4.2 million at December 31, 2015. These balances were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100,000 or more as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(Dollars in thousands)
3 months or less	$45,143	$39,837
Over 3 through 6 months	65,387	42,803
Over 6 through 12 months	77,927	96,888
Over 12 months	78,192	99,086

Total Time Deposits	$266,649	$278,614

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities. Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements: We have available federal funds lines of credit with our correspondent banks. As of March 31, 2016 and December 31, 2015, there were no federal funds purchased outstanding. Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers. Retail repurchase agreements are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day. Retail repurchase agreements are secured by investment securities held by us totaling $23.4 million at March 31, 2016 and $25.8 million at December 31, 2015. The agreements are on a day-to-day basis and can be terminated on demand. At March 31, 2016 and December 31, 2015, we had retail repurchase agreements with banking customers of $21.8 million and $20.8 million.

FHLB advances: FHLB advances include both draws against our line of credit and fixed rate term advances. Each term advance is payable in full at its maturity date and contains provision for prepayment penalties. At March 31, 2016 and December 31, 2015 we had no term advances with the FHLB. Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements. Our FHLB borrowings were collateralized by certain qualifying loans totaling $306.9 million at March 31, 2016. Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $201.6 million at March 31, 2016.

Bank stock loan: In July 2014, we borrowed $15.5 million from an unaffiliated financial institution, secured by our stock in Equity Bank. In September 2015, we amended and restated the loan agreement and borrowed an additional $5.0 million. At December 31, 2015, $18.6 million was outstanding on the bank stock loan at a fixed rate of 4.00% (computed on the basis of a 360-day year and the actual number of days elapsed) until July 2019. This borrowing was repaid on January 4, 2016 using proceeds from our IPO.

On January 28, 2016, we entered into a new agreement with the same lender that provides for a maximum borrowing facility of $20.0 million, secured by our stock in Equity Bank. The borrowing facility will mature on January 26, 2017. Each draw of funds on the facility will create a separate note that is repayable over a term of five years. Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily. Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note. We are also required to pay an unused commitment fee in an amount equal to twenty basis points per annum on the unused portion of the maximum borrowing facility. We can use the proceeds from the borrowing facility to fund future acquisitions and for general corporate purposes approved by the lender.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. We believe we are in compliance with the terms of the borrowing facility and have not been otherwise notified of noncompliance.

Subordinated debentures: In conjunction with the 2012 acquisition of First Community, we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, FCB Capital Trust II (“CTII”) and FCB Capital Trust III (“CTIII”). The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035 or upon earlier redemption. The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037 or upon earlier redemption. The subordinated debentures balance was $9.3 million at March 31, 2016 and $9.3 million at December 31, 2015.

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

During the three-month periods ended March 31, 2016 and March 31, 2015 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are FHLB borrowings and deposits and largest uses of funds are loans and securities. Average loans were $944.4 million for the three months ended March 31, 2016, an increase of 15.7% over December 31, 2015 average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.6 years and a modified duration of 4.2 years at March 31, 2016.

Cash and cash equivalents were $44.6 million at March 31, 2016, a decrease of $12.2 million from the $56.8 million cash and cash equivalents at December 31, 2015. The net cash provided by operating activities of $4.4 million and the net cash provided by investing activities of $45.0 million were offset by the $61.7 million use of cash and cash equivalents for financing activities, resulting in a net use of cash and cash equivalents of $12.2 million. During the first three months of 2016 liquidity provided by operating activities, pay downs, sales and maturities of investment securities, pay down in loans and increased deposits were used to pay down FHLB borrowings by $45.9 million, pay off the bank stock loan in the amount of $18.6 million and redeem the Series C preferred stock in the amount of $16.4 million. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of March 31, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions Commitments

As of March 31, 2016

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$2,040	$2,928	$5	$—	$4,973
Commitments to extend credit	94,802	31,929	32,289	36,375	195,395

Total	$96,842	$34,857	$32,294	$36,375	$200,368

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2016 and December 31, 2015, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2016, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $155.1 million at March 31, 2016, a decrease of $12.1 million, or 7.3%, compared with December 31, 2015. The decrease was principally attributable to the redemption of Series C preferred stock of $16.4 million, partially offset by an increase in retained earnings of $3.4 million, an increase in the value of the securities portfolio recognized in other accumulated comprehensive earnings of $577 thousand, and stock based compensation of $215 thousand.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019. Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company and Equity Bank starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company’s ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers. The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of March 31, 2016 to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

As of March 31, 2016

	Actual		Minimum Required for Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$155,025	14.57%	$85,119	8.00%	$	N/A	N/A
Tier 1 capital (to risk weighted assets)	149,045	14.01%	63,839	6.00%		N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	139,734	13.13%	47,879	4.50%		N/A	N/A
Tier 1 leverage capital (to average assets)	149,045	9.10%	65,531	4.00%		N/A	N/A
The Bank(2)
Total capital (to risk weighted assets)	$145,085	13.62%	$85,228	8.00%		$106,535	10.00%
Tier 1 capital (to risk weighted assets)	139,105	13.06%	63,921	6.00%		85,228	8.00%
Common equity tier 1 capital (to risk weighted assets)	139,105	13.06%	47,941	4.50%		69,248	6.50%
Tier 1 leverage capital (to average assets)	139,105	8.48%	65,587	4.00%		81,984	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC may require the Equity Bank to maintain capital ratios above the required minimums

Non-GAAP Financial Measures

We identify certain financial measures discussed in this Quarterly Report as being “non-GAAP financial measures.” In accordance with the SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

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

Tangible Book Value Per Common Share and Tangible Book Value Per Diluted Common Share: Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization and mortgage servicing asset; (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding; and tangible book value per common share as tangible common equity (as described in clause (a)) divided by diluted shares of common stock outstanding. For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value.

Management believes that these measures are important to many investors who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and diluted tangible book value per common share and compares these values with book value per common share:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$155,092	$167,233	$126,054	$121,748	$120,474
Less: preferred stock	—	16,372	16,365	16,363	16,361
Less: goodwill	18,130	18,130	18,130	18,130	18,130
Less: core deposit intangibles, net	1,462	1,549	926	986	1,047
Less: mortgage servicing asset	28	29	—	—	—

Tangible common equity	$135,472	$131,153	$90,633	$86,269	$84,936

Common shares outstanding at period end	8,211,727	8,211,727	6,270,727	6,270,727	6,067,511

Diluted common shares outstanding at period end	8,317,882	8,332,762	6,296,227	6,289,407	6,287,518

Book value per common share	$18.89	$18.37	$17.49	$16.81	$17.16

Tangible book value per common share	$16.50	$15.97	$14.45	$13.76	$14.00

Tangible Common Equity to Tangible Assets: Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less goodwill; core deposit intangibles, net of accumulated amortization and mortgage servicing asset; (b) tangible assets as total assets less goodwill; core deposit intangibles, net of accumulated amortization and mortgage servicing asset; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)). For common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands)
Total stockholders’ equity	$155,092	$167,233	$126,054	$121,748	$120,474
Less: preferred stock	—	16,372	16,365	16,363	16,361
Less: goodwill	18,130	18,130	18,130	18,130	18,130
Less: core deposit intangibles, net	1,462	1,549	926	986	1,047
Less: mortgage servicing asset	28	29	—	—	—

Tangible common equity	$135,472	$131,153	$90,633	$86,269	$84,936

Total assets	$1,528,729	$1,585,727	$1,413,355	$1,350,719	$1,238,913
Less: goodwill	18,130	18,130	18,130	18,130	18,130
Less: core deposit intangibles, net	1,462	1,549	926	986	1,047
Less: mortgage servicing asset	28	29	—	—	—

Tangible assets	$1,509,109	$1,566,019	$1,394,299	$1,331,603	$1,219,736

Equity to assets	10.15%	10.55%	8.92%	9.01%	9.72%

Tangible common equity to tangible assets	8.98%	8.37%	6.50%	6.48%	6.96%

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average goodwill; core deposit intangibles, net of accumulated amortization; mortgage servicing asset and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus intangible asset amortization less tax effect on intangible assets amortization; and (c) return on average tangible common equity as annualized adjusted net income allocable to common stockholders (as described in clause (b)) average tangible common equity (as described in clause (a)). For common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

Management believes that this measure is important to many investors in the marketplace who are interested in earnings quality on tangible common equity. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and total assets while not increasing tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, return on average stockholders equity and return on average tangible common equity:

	As of and for the three months ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands)
Total average stockholders’ equity	$153,929	$140,207	$123,595	$120,066	$119,157
Less: average intangible assets and preferred stock	20,616	29,314	35,144	34,463	35,622

Average tangible common equity	$133,313	$110,893	$88,451	$85,603	$83,535

Net income allocable to common stockholders	$3,439	$2,506	$2,693	$2,526	$2,398
Amortization of intangible assets	88	93	61	61	60
Less: tax effect of intangible assets amortization	31	33	21	21	21

Adjusted net income allocable to common stockholders	$3,496	$2,566	$2,733	$2,566	$2,437

Return on total average stockholders’ equity (ROAE) annualized	8.99%	7.23%	8.78%	8.58%	8.31%

Return on average tangible common equity (ROATCE) annualized	10.55%	9.18%	12.26%	12.02%	11.83%

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

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses, loss on debt extinguishment, net gains on the sale of available-for-sale securities and net gain on acquisition.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio:

	Three months ended
	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
	(Dollars in thousands)
Non-interest expense	$9,689	$11,664	$8,866	$9,027	$9,018
Less: Merger expenses	—	1,614	77	—	—
Less: Loss on debt extinguishment	58	—	—	—	316

Non-interest expense, excluding merger expenses and loss on debt extinguishment	$9,631	$10,050	$8,789	$9,027	$8,702

Net interest income	$12,758	$12,313	$11,450	$11,466	$11,033

Non-interest income	$2,698	$3,325	$2,032	$2,048	$2,397
Less: net gains on security sales	420	386	—	2	368
Less: net gain on acquisition	—	682	—	—	—

Non-interest income, excluding net gains on security sales	$2,278	$2,257	$2,032	$2,046	$2,029

Net interest income plus non-interest income, excluding net gains on security transactions and net gains on acquisition	$15,036	$14,570	$13,482	$13,512	$13,062

Non-interest expense to net interest income plus non-interest income	62.69%	74.59%	65.76%	66.80%	67.15%

Efficiency Ratio	64.05%	68.98%	65.19%	66.81%	66.62%

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

We manage exposure to interest rates by structuring the balance sheet in the ordinary course of business. We have the ability to enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk; however, currently we do not have a material exposure to these instruments. We also have the ability to enter into interest rate swaps as an accommodation to our customers in connection with an interest rate swap program. Based upon the nature of its operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

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

The change in the impact of net interest income from the base case for March 31, 2016 and December 31, 2015, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment. The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates. These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage-backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing. Our mortgage-backed securities portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage-backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates. The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid. Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for March 31, 2016 and December 31, 2015 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities. However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario. Substantially all investments and approximately 46.8% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2016	December 31, 2015
+300 basis points	(6.8)%	(9.8)%
+200 basis points	(3.9)%	(6.1)%
+100 basis points	(1.5)%	(2.9)%
0 basis points	—	—
-100 basis points	(4.2)%	(4.0)%

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2016	December 31, 2015
+300 basis points	(14.1)%	(22.0)%
+200 basis points	(6.1)%	(12.3)%
+100 basis points	1.9%	(4.9)%
0 basis points	—	—
-100 basis points	(3.0)%	(3.4)%

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

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

Changes in internal control over financial reporting

There were no changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

From time to time we are a party to various litigation matters incidental to the conduct of our business. See “NOTE 11 – LEGAL MATTERS” of the Condensed Notes to Interim Consolidated Financial Statements under Item 1 to this Quarterly report for a complete discussion of litigation matters.

Item 1A: Risk Factors

There has been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2016.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

On November 16, 2015 we completed our IPO of 1,941,000 shares. All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1 (File No. 333-207351). In January 2016, a portion of the IPO net proceeds of $38.9 million were used to retire our Small Business Lending Fund obligation of $16.4 million and repay our bank stock loan of $18.6 million. We intend to use the remainder of the IPO proceeds for future growth.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None

Item 6: Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits following our signature pages and are incorporated by reference or attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Equity Bancshares, Inc.

May 16, 2016	By: /s/ Brad S. Elliott

Date	Brad S. Elliott
Chairman and Chief Executive Officer

May 16, 2016	By: /s/ Gregory H. Kossover

Date	Gregory H. Kossover
Executive Vice President and Chief Financial Officer

EQUITY BANCHSHARES, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	Second Amended and Restate Articles of Incorporation of Equity Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with SEC on May 3, 2016).

10.1	Equity Bancshares, Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A filed with SEC on March 28, 2016).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.