Form 10-Q
period 2016-06-30
EQUITY BANCSHARES INC
filed 2016-08-15
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of July 31, 2016
Class A Common Stock, par value $0.01 per share	7,321,984
Class B Non-Voting Common Stock, par value $0.01 per share	897,431

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 17, 2016, and in Item 1A – Risk Factors of this Quarterly Report.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2016 and December 31, 2015

(Dollar amounts in thousands, except per share data)

	(Unaudited) June 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$25,413	$36,276
Federal funds sold	20,789	20,553
Cash and cash equivalents	46,202	56,829
Interest-bearing time deposits in other banks	5,245	5,245
Available-for-sale securities	74,976	130,810
Held-to-maturity securities, fair value of $324,425 and $312,802	317,509	310,539
Loans held for sale	4,002	3,504
Loans, net of allowance for loan losses of $6,030 and $5,506	974,080	954,849
Other real estate owned, net	4,898	5,811
Premises and equipment, net	39,103	39,147
Bank owned life insurance	33,052	32,555
Federal Reserve Bank and Federal Home Loan Bank stock	10,875	11,013
Interest receivable	4,323	4,540
Goodwill	18,130	18,130
Core deposit intangible, net	1,376	1,549
Other	11,086	11,206
Total assets	$1,544,857	$1,585,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$157,896	$157,834
Total non-interest-bearing deposits	157,896	157,834
Savings, NOW, and money market	595,272	619,468
Time	443,599	438,612
Total interest-bearing deposits	1,038,871	1,058,080
Total deposits	1,196,767	1,215,914
Federal funds purchased and retail repurchase agreements	22,782	20,762
Federal Home Loan Bank advances	147,648	145,439
Bank stock loan	—	18,612
Subordinated debentures	9,371	9,251
Contractual obligations	2,831	3,093
Interest payable and other liabilities	7,270	5,423
Total liabilities	1,386,669	1,418,494
Commitments and contingent liabilities, see Notes 10 and 11
Stockholders’ equity, see Note 6
Preferred stock, Series C (liquidation preference of $16,372)	—	16,372
Common stock	97	97
Additional paid-in capital	138,480	138,077
Retained earnings	41,240	34,955
Accumulated other comprehensive loss	(1,732)	(2,371)
Employee stock loans	(242)	(242)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	158,188	167,233
Total liabilities and stockholders’ equity	$1,544,857	$1,585,727

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$11,551	$10,737	$23,392	$21,149
Securities, taxable	1,987	1,796	4,196	3,529
Securities, nontaxable	332	265	660	455
Federal funds sold and other	510	169	994	266
Total interest and dividend income	14,380	12,967	29,242	25,399
Interest expense
Deposits	1,670	1,090	3,277	2,126
Federal funds purchased and retail repurchase agreements	14	14	26	30
Federal Home Loan Bank advances	345	88	677	126
Bank stock loan	—	149	—	300
Subordinated debentures	157	160	310	318
Total interest expense	2,186	1,501	4,290	2,900
Net interest income	12,194	11,466	24,952	22,499
Provision for loan losses	532	605	1,255	1,330
Net interest income after provision for loan losses	11,662	10,861	23,697	21,169
Non-interest income
Service charges and fees	807	615	1,586	1,170
Debit card income	728	540	1,405	981
Mortgage banking	335	375	577	578
Increase in value of bank owned life insurance	246	231	497	466
Net gain from securities transactions	59	2	479	370
Other	277	285	606	880
Total non-interest income	2,452	2,048	5,150	4,445
Non-interest expense
Salaries and employee benefits	5,246	4,862	10,458	9,584
Net occupancy and equipment	1,068	1,020	2,162	2,126
Data processing	869	727	1,707	1,381
Professional fees	568	441	1,017	912
Advertising and business development	330	277	548	568
Telecommunications	287	198	518	379
FDIC insurance	255	175	513	351
Courier and postage	158	126	303	263
Amortization of core deposit intangible	86	61	173	121
Loan expense	168	118	260	178
Other real estate owned	(58)	56	8	121
Loss on debt extinguishment	—	—	58	316
Other	964	966	1,905	1,745
Total non-interest expense	9,941	9,027	19,630	18,045
Income before income taxes	4,173	3,882	9,217	7,569
Provision for income taxes	1,327	1,313	2,931	2,559
Net income	2,846	2,569	6,286	5,010
Dividends and discount accretion on preferred stock	—	(43)	(1)	(86)
Net income allocable to common stockholders	$2,846	$2,526	$6,285	$4,924
Basic earnings per share	$0.35	$0.40	$0.77	$0.79
Diluted earnings per share	$0.34	$0.40	$0.75	$0.78

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months ended June 30, 2016 and 2015

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$2,846	$2,569	$6,286	$5,010
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	425	(650)	1,633	(271)
Amortization of unrealized losses on held-to-maturity securities	152	160	292	423
Reclassification adjustment for net gains included in net income	(473)	(2)	(893)	(370)
Total other comprehensive income (loss)	104	(492)	1,032	(218)
Tax effect	(42)	188	(393)	84
Other comprehensive income (loss), net of tax	62	(304)	639	(134)
Comprehensive income	$2,908	$2,265	$6,925	$4,876

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2016 and 2015

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock
	Series C	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Employee Stock Loans	Treasury Stock	Total Stockholders’ Equity
Balance at January 1, 2015	$16,359	6,067,511	$76	$98,398	$24,832	$(2,281)	$—	$(19,655)	$117,729
Net income	—	—	—	—	5,010	—	—	—	5,010
Other comprehensive income, net of tax effects	—	—	—	—	—	(134)	—	—	(134)
Accretion of discount on preferred stock	4	—	—	—	(4)	—	—	—	—
Stock based compensation	—	—	—	216	—	—	—	—	216
Common stock issued upon termination of restricted stock unit plan, net of employee stock loans	—	203,216	2	222	—	—	(1,215)	—	(991)
Cash dividends declared and accrued on preferred stock	—	—	—	—	(82)	—	—	—	(82)
Balance at June 30, 2015	$16,363	6,270,727	$78	$98,836	$29,756	$(2,415)	$(1,215)	$(19,655)	$121,748
Balance at January 1, 2016	$16,372	8,211,727	$97	$138,077	$34,955	$(2,371)	$(242)	$(19,655)	$167,233
Net income	—	—	—	—	6,286	—	—	—	6,286
Other comprehensive income, net of tax effects	—	—	—	—	—	639	—	—	639
Retirement of preferred stock	(16,372)	—	—	—	—	—	—	—	(16,372)
Stock based compensation	—	—	—	282	—	—	—	—	282
Common stock issued upon exercise of stock options	—	7,688	—	121	—	—	—	—	121
Cash dividends declared and accrued on preferred stock	—	—	—	—	(1)	—	—	—	(1)
Balance at June 30, 2016	$—	8,219,415	$97	$138,480	$41,240	$(1,732)	$(242)	$(19,655)	$158,188

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	(Unaudited) June 30,
	2016	2015
Cash flows from operating activities
Net income	$6,286	$5,010
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	282	216
Depreciation	841	817
Provision for loan losses	1,255	1,330
Net accretion (amortization) of purchase valuation adjustments	192	(272)
Amortization of premiums and discounts on securities	1,265	1,074
Amortization of intangibles	176	121
Deferred income taxes	(34)	(57)
FHLB stock dividends	(327)	(96)
Loss (gain) on sales and valuation adjustments on other real estate owned	(142)	18
Net loss (gain) on securities transactions	(479)	(370)
Loss (gain) on disposal of premise and equipment	(39)	(9)
Loss (gain) on sales of loans	(496)	(492)
Originations of loans held for sale	(21,987)	(22,341)
Proceeds from the sale of loans held for sale	21,985	21,479
Increase in the value of bank owned life insurance	(497)	(466)
Change in fair value of derivatives recognized in earnings	4	16
Net change in:
Interest receivable	217	(389)
Other assets	(314)	4
Interest payable and other liabilities	(918)	359
Net cash provided by (used in) operating activities	7,270	5,952
Cash flows to investing activities
Purchases of available-for-sale securities	(25,576)	(44,543)
Purchases of held-to-maturity securities	(25,811)	(69,064)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	82,774	25,066
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	19,677	23,419
Net change in interest-bearing time deposits in other banks	―	250
Net change in loans	(21,038)	(107,860)
Purchase of premises and equipment	(863)	(5,117)
Proceeds from sale of premise and equipment	175	15
Net redemption (purchase) of FHLB and FRB stock	465	(6,555)
Proceeds from sale of other real estate owned	2,391	538
Net cash provided by (used in) investing activities	32,194	(183,851)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(19,153)	22,986
Net change in federal funds purchased and retail repurchase agreements	2,020	(1,062)
Net borrowings (payments) on Federal Home Loan Bank line of credit	2,209	150,312
Principal payments on Federal Home Loan Bank term advances	―	(4,432)
Principal payments on bank stock loan	(18,612)	(777)
Issuance of employee stock loans	—	(1,215)
Proceeds from the exercise of employee stock options	109	—
Redemption of Series C preferred stock	(16,372)	—
Net change in contractual obligations	(262)	(136)
Dividends paid on preferred stock	(42)	(82)
Excess tax benefits recognized in termination of restricted stock unit plan	—	224
Excess tax benefits recognized on exercise of employee stock options	12	—
Net cash provided by (used in) financing activities	(50,091)	165,818
Net change in cash and cash equivalents	(10,627)	(12,081)
Cash and cash equivalents, beginning of period	56,829	31,707
Ending cash and cash equivalents	$46,202	$19,626
Supplemental cash flow information:
Interest paid	$4,167	$2,877
Income taxes paid, net of refunds	1,580	2,090
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	1,336	2,543
Preferred stock dividends payable at period end	―	41
Securities purchased but not settled	1,954	—
Loans purchased but not settled	―	5,000

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2016

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2016.  Operating results for six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets. For loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities. The Company will be required to use a new forward-looking expected loss model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice, but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans. The ASU is effective for the Company beginning in the first quarter of 2020.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Available-for-sale securities
U.S. government-sponsored entities	$4,745	$—	$(26)	$4,719
Residential mortgage-backed securities (issued by government-sponsored entities)	65,584	466	(57)	65,993
Corporate	3,000	—	(19)	2,981
Small Business Administration loan pools	249	22	—	271
State and political subdivisions	501	7	—	508
Equity securities	500	4	—	504
	$74,579	$499	$(102)	$74,976
December 31, 2015
Available-for-sale securities
U.S. government-sponsored entities	$17,090	$23	$(77)	$17,036
Residential mortgage-backed securities (issued by government-sponsored entities)	109,784	234	(497)	109,521
Corporate	3,000	—	(46)	2,954
Small Business Administration loan pools	275	22	—	297
State and political subdivisions	504	4	—	508
Equity securities	500	—	(6)	494
	$131,153	$283	$(626)	$130,810

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$2,188	$—	$—	$2,188
Residential mortgage-backed (securities issued by government sponsored entities)	233,302	4,058	(4)	237,356
Corporate	12,985	279	(546)	12,718
Small Business Administration loan pools	2,636	61	—	2,697
State and political subdivisions	66,398	3,078	(10)	69,466
	$317,509	$7,476	$(560)	$324,425
December 31, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,669	$—	$(26)	$2,643
Residential mortgage-backed (securities issued by government sponsored entities)	230,554	1,208	(769)	230,993
Corporate	12,983	135	(360)	12,758
Small Business Administration loan pools	2,863	17	(5)	2,875
State and political subdivisions	61,470	2,077	(14)	63,533
	$310,539	$3,437	$(1,174)	$312,802

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at June 30, 2016, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$2,259	$2,277
One to five years	501	508	19,722	20,447
Five to ten years	7,745	7,699	22,366	23,941
After ten years	249	272	39,860	40,404
Mortgage-backed securities	65,584	65,993	233,302	237,356
Total debt securities	$74,079	$74,472	$317,509	$324,425

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $295,301 at June 30, 2016 and $368,926 at December 31, 2015.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2016
Available-for-sale securities
U.S. Government-sponsored entities	$4,719	$(26)	$—	$—	$4,719	$(26)
Residential mortgage-backed (issued by government-sponsored entities)	10,306	(57)	—	—	10,306	(57)
Corporate	2,981	(19)	—	—	2,981	(19)
Total temporarily impaired securities	$18,006	$(102)	$—	$—	$18,006	$(102)
December 31, 2015
Available-for-sale securities
U.S. Government-sponsored entities	$9,923	$(77)	$—	$—	$9,923	$(77)
Residential mortgage-backed (issued by government-sponsored entities)	89,235	(497)	—	—	89,235	(497)
Corporate	2,954	(46)	—	—	2,954	(46)
Equity securities	—	—	494	(6)	494	(6)
Total temporarily impaired securities	$102,112	$(620)	$494	$(6)	$102,606	$(626)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2016
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	10,469	(15)	35,829	(189)	46,298	(204)
Corporate	—	—	7,103	(546)	7,103	(546)
Small Business Administration loan pools	—	—	1,467	(8)	1,467	(8)
State and political subdivisions	2,725	(10)	—	—	2,725	(10)
Total temporarily impaired securities	$13,194	$(25)	$44,399	$(743)	$57,593	$(768)
December 31, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,643	$(26)	$—	$—	$2,643	$(26)
Residential mortgage-backed (issued by government-sponsored entities)	99,181	(1,077)	87,992	(1,629)	187,173	(2,706)
Corporate	5,505	(12)	7,253	(360)	12,758	(372)
Small Business Administration loan pools	1,315	(5)	1,560	(40)	2,875	(45)
State and political subdivisions	3,180	(29)	6,300	(77)	9,480	(106)
Total temporarily impaired securities	$111,824	$(1,149)	$103,105	$(2,106)	$214,929	$(3,255)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of June 30, 2016, the Company held 4 available-for-sale securities and 29 held-to-maturity securities in an unrealized loss position.

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

During the three months ended June 30, 2016, the Company recorded an other-than-temporary impairment loss in the amount of $415, reflected in net gains from securities transactions.  The impairment loss reflects the difference between the amortized cost of the Company’s investment in AgriBank 9.125% subordinated notes, due July 2019 and the fair value attributable to AgriBank’s redemption call of those notes.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Proceeds	$50,499	$12,702	$70,957	$29,807
Gross gains	473	2	893	370
Gross losses	—	—	—	—
Income tax expense on net realized gains	181	1	342	142

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at June 30, 2016 and December 31, 2015 include:

	June 30, 2016	December 31, 2015
Commercial real estate	$413,499	$397,017
Commercial and industrial	253,468	262,032
Residential real estate	262,387	250,216
Agricultural real estate	16,565	18,180
Consumer	17,899	17,103
Agricultural	16,292	15,807
Total loans	980,110	960,355
Allowance for loan losses	(6,030)	(5,506)
Net loans	$974,080	$954,849

The Company has participated in mortgage finance loans with another institution, “the originator.”  These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group.  These loans are typically on the Company’s balance sheet for 10 to 20 days.  The Company ceased participation in the program during 2016, and at June 30, 2016 and December 31, 2015, the Company had balances of $- and $18,852 in mortgage finance loans classified as commercial and industrial.

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  In the quarter ended June 30, 2016, the Company purchased a pool of residential real estate loans totaling $19,641.  As of June 30, 2016 and December 31, 2015, residential real estate loans include $88,326 and $74,738 of purchased residential real estate loans from these pools of residential real estate loans.

Over-draft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $301 at June 30, 2016 and $280 at December 31, 2015.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended June 30, 2016 and 2015:

June 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,275	$1,563	$1,940	$41	$79	$82	$5,980
Provision for loan losses	196	16	157	—	182	(19)	532
Loans charged-off	(190)	(7)	(200)	—	(153)	—	(550)
Recoveries	27	2	20	—	19	—	68
Total ending allowance balance	$2,308	$1,574	$1,917	$41	$127	$63	$6,030

June 30, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,079	$1,959	$1,267	$138	$56	$66	$6,565
Provision for loan losses	256	267	143	(113)	76	(24)	605
Loans charged-off	(1,428)	(2)	(72)	—	(59)	—	(1,561)
Recoveries	6	4	7	—	17	—	34
Total ending allowance balance	$1,913	$2,228	$1,345	$25	$90	$42	$5,643

The following tables present the activity in the allowance for loan losses by class for the six-month periods ended June 30, 2016 and 2015:

June 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Provision for loan losses	449	261	315	35	179	16	1,255
Loans charged-off	(224)	(62)	(248)	(23)	(281)	(3)	(841)
Recoveries	32	9	26	—	42	1	110
Total ending allowance balance	$2,308	$1,574	$1,917	$41	$127	$63	$6,030

June 30, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,897	$1,559	$1,190	$148	$81	$88	$5,963
Provision for loan losses	430	670	303	(123)	96	(46)	1,330
Loans charged-off	(1,456)	(8)	(156)	—	(119)	—	(1,739)
Recoveries	42	7	8	—	32	—	89
Total ending allowance balance	$1,913	$2,228	$1,345	$25	$90	$42	$5,643

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of June 30, 2016 and December 31, 2015:

June 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$238	$6	$73	$—	$26	$—	$343
Collectively evaluated for impairment	2,070	1,568	1,844	41	101	63	5,687
Purchase credit impaired loans	—	—	—	—	—	—	—
Total	$2,308	$1,574	$1,917	$41	$127	$63	$6,030
Loan Balance:
Individually evaluated for impairment	$2,029	$770	$1,710	$656	$314	$236	$5,715
Collectively evaluated for impairment	407,569	252,698	259,411	15,909	17,576	16,056	969,219
Purchase credit impaired loans	3,901	—	1,266	—	9	—	5,176
Total	$413,499	$253,468	$262,387	$16,565	$17,899	$16,292	$980,110

December 31, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consume	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$190	$6	$66	$—	$7	$—	$269
Collectively evaluated for impairment	1,861	1,360	1,758	29	180	49	5,237
Purchase credit impaired loans	—	—	—	—	—	—	—
Total	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Loan Balance:
Individually evaluated for impairment	$2,893	$1,182	$1,491	$—	$72	$95	$5,733
Collectively evaluated for impairment	389,756	260,850	247,368	18,180	17,000	15,712	948,866
Purchase credit impaired loans	4,368	—	1,357	—	31	—	5,756
Total	$397,017	$262,032	$250,216	$18,180	$17,103	$15,807	$960,355

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of June 30, 2016 and December 31, 2015.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	June 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$4,179	$1,962	$—	$563	$536	$—
Commercial and industrial	1,668	710	—	2,668	1,119	—
Residential real estate	1,169	921	—	984	585	—
Agricultural real estate	696	656	—	—	—	—
Consumer	115	50	—	—	—	—
Agricultural	241	236	—	95	95	—
Subtotal	8,068	4,535	—	4,310	2,335	—

With an allowance recorded:
Commercial real estate	927	897	238	4,217	3,176	190
Commercial and industrial	66	60	6	93	63	6
Residential real estate	823	789	73	697	660	66
Agricultural real estate	—	—	—	—	—	—
Consumer	319	264	26	75	72	7
Agricultural	—	—	—	—	—	—
Subtotal	2,135	2,010	343	5,082	3,971	269
Total	$10,203	$6,545	$343	$9,392	$6,306	$269

The table below presents average recorded investment and interest income related to impaired loans for the three months ended June 30, 2016 and 2015.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,464	$4	$795	$7
Commercial and industrial	716	—	555	7
Residential real estate	652	3	675	—
Agricultural real estate	698	—	83	—
Consumer	14	—	—	—
Agricultural	104	1	―	—
Subtotal	3,648	8	2,108	14

With an allowance recorded:
Commercial real estate	2,036	4	3,513	5
Commercial and industrial	117	—	1,690	22
Residential real estate	911	3	611	2
Agricultural real estate	—	—	84	—
Consumer	217	5	38	—
Agricultural	61	—	—	—
Subtotal	3,342	12	5,936	29
Total	$6,990	$20	$8,044	$43

The table below presents average recorded investment and interest income related to impaired loans for the six months ended June 30, 2016 and 2015.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the six months ended
	June 30, 2016		June 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,233	$4	$1,091	$8
Commercial and industrial	845	―	536	7
Residential real estate	662	3	627	—
Agricultural real estate	399	—	95	—
Consumer	16	—	4	—
Agricultural	100	1	―	—
Subtotal	3,255	8	2,353	15
With an allowance recorded:
Commercial real estate	2,516	4	4,441	5
Commercial and industrial	109	―	1,514	26
Residential real estate	877	3	719	2
Agricultural real estate	―	—	111	—
Consumer	177	5	30	—
Agricultural	35	—	—	—
Subtotal	3,714	12	6,815	33
Total	$6,969	$20	$9,168	$48

The following tables present the aging of the recorded investment in past due loans as of June 30, 2016 and December 31, 2015, by portfolio and class of loans:

June 30, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$840	$—	$—	$3,403	$409,256	$413,499
Commercial and industrial	135	—	—	770	252,563	253,468
Residential real estate	137	824	—	2,467	258,959	262,387
Agricultural real estate	—	—	—	656	15,909	16,565
Consumer	72	2	—	323	17,502	17,899
Agricultural	—	—	—	236	16,056	16,292
Total	$1,184	$826	$—	$7,855	$970,245	$980,110

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$645	$108	$—	$4,448	$391,816	$397,017
Commercial and industrial	2	164	—	1,182	260,684	262,032
Residential real estate	166	545	35	2,369	247,101	250,216
Agricultural real estate	138	—	—	—	18,042	18,180
Consumer	96	97	—	103	16,807	17,103
Agricultural	—	—	—	95	15,712	15,807
Total	$1,047	$914	$35	$8,197	$950,162	$960,355

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

The risk category of loans by class of loans is as follows as of June 30, 2016 and December 31, 2015:

June 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$406,266	$—	$7,233	$—	$413,499
Commercial and industrial	252,826	—	642	—	253,468
Residential real estate	259,592	—	2,795	—	262,387
Agricultural real estate	15,552	—	1,013	—	16,565
Consumer	17,587	—	312	—	17,899
Agricultural	16,052	—	240	—	16,292
Total	$967,875	$—	$12,235	$—	$980,110

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$386,917	$—	$10,100	$—	$397,017
Commercial and industrial	260,669	—	1,363	—	262,032
Residential real estate	246,901	—	3,315	—	250,216
Agricultural real estate	17,810	—	370	—	18,180
Consumer	17,000	—	103	—	17,103
Agricultural	15,707	—	100	—	15,807
Total	$945,004	$—	$15,351	$—	$960,355

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchase credit impaired loans as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Contractually required principal payments	$6,759	$7,550
Discount	(1,583)	(1,794)
Recorded investment	$5,176	$5,756

The accretable yield associated with these loans was $818 and $935 as of June 30, 2016 and December 31, 2015.  The interest income recognized on these loans for the three-month and six-month periods ended June 30, 2016 and 2015 was $86, $238, $204 and $371.  For the three-month and six-month periods ended June 30, 2016 and 2015, no provision for loan losses was recorded for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of June 30, 2016 or December 31, 2015.

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

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At June 30, 2016, the portfolio of interest rate swaps had a weighted average maturity of 8.0 years, a weighted average pay rate of 3.79% and a weighted average rate received of 2.92%.  At December 31, 2015, the portfolio of interest rate swaps had a weighted average maturity of 10.0 years, a weighted average pay rate of 4.45% and a weighted average rate received of 2.37%.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At June 30, 2016, the interest rate cap had a term of 3.4 years and a cap rate of 4.50%. At December 31, 2015, the interest rate cap had a term of 3.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$20,872	$—	$1,098	$12,284	$—	$246
Total derivatives designated as hedging relationships	20,872	—	1,098	12,284	—	246
Derivatives not designated as hedging instruments:
Interest rate caps/floors	3,003	—	—	3,140	2	—
Total derivatives not designated as hedging instruments	3,003	—	—	3,140	2	—
Total	$23,875	—	1,098	$15,424	2	246
Cash collateral		—	(1,160)		—	(270)
Netting adjustments		62	62		24	24
Net amount presented in Balance Sheet		$62	$—		$26	$—

For the three-month and six-month periods ended June 30, 2016 and 2015, the Company recorded net losses on derivatives and hedging activities:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	(1)	(1)	(2)	(6)
Total net gains (losses) related to derivatives not designated as hedging instruments	(1)	(1)	(2)	(6)
Net gains (losses) on derivatives and hedging activities	$(1)	$(1)	$(2)	$(6)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended June 30, 2016 and 2015.

	June 30, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(325)	$325	$—	$(47)
Total	$(325)	$325	$—	$(47)

	June 30, 2015
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(15)	$15	$—	$(10)
Total	$(15)	$15	$—	$(10)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six-month periods ended June 30, 2016 and 2015.

	June 30, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(850)	$850	$—	$(86)
Total	$(850)	$850	$—	$(86)

	June 30, 2015
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(15)	$15	$—	$(10)
Total	$(15)	$15	$—	$(10)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Federal funds purchased	$—	$—
Retail repurchase agreements	22,782	20,762

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $23,993 and $25,756 at June 30, 2016 and December 31, 2015.  The agreements are on a day-to-day basis and can be terminated on demand.

	June 30, 2016	December 31, 2015
Year-to-date average daily balance during the period	$21,742	$24,853
Maximum month-end balance during the period	$22,782	$27,951
Weighted average interest rate at period-end	0.26%	0.24%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Federal Home Loan Bank line of credit advances	$147,648	$145,439
Federal Home Loan Bank fixed rate term advances	—	—
Total Federal Home Loan Bank advances	$147,648	$145,439

At June 30, 2016, the Company had $147,648 drawn against its line of credit at a weighted average rate of 0.54%.  At December 31, 2015, the $145,439 drawn against the Federal Home Loan Bank line of credit was at a weighted average rate of 0.48%.

In February 2015, all of the Company’s Federal Home Loan Bank term advances were prepaid.  The Company recorded a loss on debt extinguishment of $316 for the six months ended June 30, 2015 in connection with the prepayment of the Federal Home Loan Bank term advances.

At June 30, 2016 and December 31, 2015, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $5,000 and $0.  These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.  The letter of credit outstanding at June 30, 2016 matures on July 25, 2016.

The advances and letters of credit were collateralized by certain qualifying loans totaling $303,252 and $318,759 at June 30, 2016 and December 31, 2015.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $149,841 and $172,557 at June 30, 2016 and December 31, 2015.

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

The following table presents shares that were issued and were held in treasury or were outstanding at June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
Class A common stock – issued	8,593,027	8,421,060
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	7,321,984	7,150,017
Class B common stock – issued	1,132,334	1,296,613
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	897,431	1,061,710

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

Restricted stock unit plan termination loans

In connection with the termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units.  Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense.  Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance.  These loans totaling $242 at June 30, 2016 and $242 at December 31, 2015, are collateralized with the shares received, have a maturity date of December 31, 2016 and an interest rate of 0.56%.

Accumulated other comprehensive income (loss)

At June 30, 2016 and December 31, 2015, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of June 30, 2016 and December 31, 2015 were as follows:

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income
June 30, 2016
Net unrealized or unamortized gains (losses)	$397	$(3,199)	$(2,802)
Tax effect	(152)	1,222	1,070
	$245	$(1,977)	$(1,732)
December 31, 2015
Net unrealized or unamortized gains (losses)	$(343)	$(3,491)	$(3,834)
Tax effect	128	1,335	1,463
	$(215)	$(2,156)	$(2,371)

NOTE 7 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  Management believes as of June 30, 2016 and December 31, 2015, that the Company and Equity Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

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

As of June 30, 2016, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2016 and December 31, 2015 are presented in the tables below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Purposes			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
June 30, 2016
Total capital to risk weighted assets
Equity Bancshares, Inc.	$158,238	14.45%	$87,598	8.0%	$	N/A	N/A
Equity Bank	144,892	13.22%	87,707	8.0%		109,634	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	152,208	13.90%	65,698	6.0%		N/A	N/A
Equity Bank	138,862	12.67%	65,780	6.0%		87,707	8.0%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	142,837	13.04%	49,274	4.5%		N/A	N/A
Equity Bank	138,862	12.67%	49,335	4.5%		71,262	6.5%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	152,208	9.32%	65,352	4.0%		N/A	N/A
Equity Bank	138,862	8.49%	65,407	4.0%		81,759	5.0%
December 31, 2015
Total capital to risk weighted assets
Equity Bancshares, Inc.	$156,358	14.35%	$87,146	8.0%	$	N/A	N/A
Equity Bank	139,275	12.77%	87,256	8.0%		109,070	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	150,852	13.85%	65,359	6.0%		N/A	N/A
Equity Bank	133,769	12.26%	65,442	6.0%		87,256	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	134,480	12.35%	49,019	4.5%		N/A	N/A
Equity Bank	133,769	12.26%	49,082	4.5%		70,896	6.5%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	150,852	9.47%	63,728	4.0%		N/A	N/A
Equity Bank	133,769	8.39%	63,790	4.0%		79,737	5.0%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six months ended June 30, 2016 and 2015:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Basic:
Net income allocable to common stockholders	$2,846	$2,526	$6,285	$4,924
Weighted average common shares outstanding	8,216,097	6,143,438	8,213,912	6,105,684
Weighted average vested restricted stock units	—	127,289	—	165,043
Weighted average shares	8,216,097	6,270,727	8,213,912	6,270,727
Basic earnings per common share	$0.35	$0.40	$0.77	$0.79
Diluted:
Net income allocable to common stockholders	$2,846	$2,526	$6,285	$4,924
Weighted average common shares outstanding for:
Basic earnings per common share	8,216,097	6,270,727	8,213,912	6,270,727
Dilutive effects of the assumed exercise of stock options	113,202	18,021	112,703	17,083
Average shares and dilutive potential common shares	8,329,299	6,288,748	8,326,615	6,287,810
Diluted earnings per common share	$0.34	$0.40	$0.75	$0.78

Average outstanding stock options of 128,921 and 209,263 for the three-month periods ended June 30, 2016 and 2015 and 130,973 and 209,297 for the six-month periods ended June 30, 2016 and 2015 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$4,719	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	65,993	—
Corporate	—	2,981	—
Small Business Administration loan pools	—	271	—
State and political subdivisions	—	508	—
Equity securities	504	—	—
Derivative assets:
Derivative assets	—	—	—
Cash collateral held by counterparty	62	—	—
Total derivative assets (included in other assets)	62	—	—
Total assets	$566	$74,472	$—
Liabilities:
Derivative liabilities:
Interest rate swaps	$—	$1,098	$—
Cash collateral held by counterparty	(1,098)	—	—
Total derivative liabilities (included in other liabilities)	(1,098)	1,098	—
Total liabilities	$(1,098)	$1,098	$—

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$17,036	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	109,521	—
Corporate	—	2,954	—
Small Business Administration loan pools	—	297	—
State and political subdivisions	—	508	—
Equity securities	—	494	—
Derivative assets:
Derivative assets (included in other assets)	—	2	—
Cash collateral held by counterparty	24	—	—
Total derivative assets	24	2	—
Total assets	$24	$130,812	$—
Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$246	$—
Cash collateral held by counterparty	(246)	—	—
Total derivative liabilities	(246)	246	—
Total liabilities	$(246)	$246	$—

There were no material transfers between levels during the six months ended June 30, 2016 or the year ended December 31, 2015. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of impairment.  The fair value of impaired securities is determined as discussed previously for available-for-sale securities.  The fair values of impaired loans with specific allocations of the allowance for loan losses are generally based on recent real estate appraisals of the collateral less estimated cost to sell.  Declines in the fair values of other real estate owned subsequent to their initial acquisitions are also based on recent real estate appraisals less selling costs.

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

Assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2016
	(Level 1)	(Level 2)	(Level 3)
Held-to-maturity securities:
U.S. government-sponsored entities	$—	$2,188	$—
Impaired loans:
Commercial real estate	$—	$—	$659
Commercial and industrial	—	—	54
Residential real estate	—	—	716
Other	—	—	238
Other real estate owned:
Commercial real estate	—	—	524
Residential real estate	—	—	288

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,986
Commercial and industrial	—	—	57
Residential real estate	—	—	594
Other	—	—	65
Other real estate owned:
Commercial real estate	—	—	524
Residential real estate	—	—	387

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2016 or at December 31, 2015.

Valuations of impaired loans and other real estate owned utilize third party appraisals or broker price opinions, and were classified as Level 3 due to the significant judgment involved.  Appraisals may include the utilization of unobservable inputs, subjective factors, and quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
June 30, 2016
Impaired loans	$1,667	Sales Comparison Approach	Adjustments for differences between comparable sales	6%-10% (8%)
December 31, 2015
Impaired loans	$3,702	Sales Comparison Approach	Adjustments for differences between comparable sales	7% -29% (18%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	June 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$46,202	$46,202	$46,202	$—	$—
Interest bearing deposits	5,245	5,245	—	5,245	—
Available-for-sale securities	74,976	74,976	504	74,472	—
Held-to-maturity securities	317,509	324,425	—	324,425	—
Loans held for sale	4,002	4,002	—	4,002	—
Loans, net of allowance for loan losses	974,080	973,266	—	—	973,266
Federal Reserve Bank and Federal Home Loan Bank stock	10,875	N/A	N/A	N/A	N/A
Interest receivable	4,323	4,323	—	4,323	—
Derivative assets	—	—	—	—	—
Cash collateral held by derivative counterparty	62	62	62	—	—
Total derivative assets	62	62	62	—	—
Total assets	$1,437,274	$1,432,501	$46,768	$412,467	$973,266
Financial liabilities:
Deposits	$1,196,767	$1,203,618	$—	$1,203,618	$—
Federal funds purchased and retail repurchase agreements	22,782	22,782	—	22,782	—
Federal Home Loan Bank advances	147,648	147,648	—	147,648	—
Subordinated debentures	9,371	9,371	—	9,371	—
Contractual obligations	2,831	2,831	—	2,831	—
Interest payable	558	558	—	558	—
Derivative liabilities	1,098	1,098	—	1,098	—
Cash collateral held by derivative counterparty	(1,098)	(1,098)	(1,098)	—	—
Total derivative liabilities	—	—	(1,098)	1,098	—
Total liabilities	$1,379,957	$1,386,808	$(1,098)	$1,387,906	$—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$56,829	$56,829	$56,829	$—	$—
Interest bearing deposits	5,245	5,245	—	5,245	—
Available-for-sale securities	130,810	130,810	—	130,810	—
Held-to-maturity securities	310,539	312,802	—	312,802	—
Loans held for sale	3,504	3,504	—	3,504	—
Loans, net of allowance for loan losses	954,849	957,039	—	—	957,039
Federal Reserve Bank and Federal Home Loan Bank stock	11,013	N/A	N/A	N/A	N/A
Interest receivable	4,540	4,540	—	4,540	—
Derivative assets	2	2	—	2	—
Cash collateral held by derivative counterparty	24	24	24	—	—
Total derivative assets	26	26	24	2	—
Total assets	$1,477,355	$1,470,795	$56,853	$456,903	$957,039
Financial liabilities:
Deposits	$1,215,914	$1,220,657	$—	$1,220,657	$—
Federal funds purchased and retail repurchase agreements	20,762	20,762	—	20,762	—
Federal Home Loan Bank advances	145,439	145,439	—	145,439	—
Bank stock loan	18,612	18,612	—	18,612	—
Subordinated debentures	9,251	9,251	—	9,251	—
Contractual obligations	3,093	3,093	—	3,093	—
Interest payable	737	737	—	737	—
Derivative liabilities	246	246	—	246	—
Cash collateral held by derivative counterparty	(246)	(246)	(246)	—	—
Total derivative liabilities	—	—	(246)	246	—
Total liabilities	$1,413,808	$1,418,551	$(246)	$1,418,797	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$27,581	$56,792	$30,261	$55,694
Mortgage loans in the process of origination	11,071	2,783	5,116	1,941
Unused lines of credit	40,969	70,466	44,392	55,769

The fixed rate loan commitments have interest rates ranging from 2.15% to 8.50% and maturities ranging from 4 months to 60 months.

Standby Letters of Credit: Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified pre-conditions are met.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The contractual amounts of standby letters of credit as of June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$4,286	$551	$3,588	$1,253

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

NOTE 12 – SUBSEQUENT EVENTS

On July 14, 2016, the Company entered into a definitive reorganization agreement pursuant to which it will acquire Community First Bancshares, Inc. (CFBI) through the merger of CFBI with and into the Company, with the Company surviving the merger.  CFBI is the holding company of Community First Bank, which has five branch locations in Arkansas: Harrison (2), Berryville, Eureka Springs, and Pea Ridge.  The transaction is expected to close in the fourth quarter of 2016, subject to customary closing conditions, including the receipt of regulatory approval and the approvals of the Company’s and CFBI’s stockholders.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 17, 2016 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 29 full service branches located in Kansas and Missouri.  As of June 30, 2016, we had consolidated total assets of $1.54 billion, total loans held for investment of $974.1 million (net of allowances), total deposits of $1.20 billion and total stockholders’ equity of $158.2 million.  During the three-month periods ended June 30, 2016 and June 30, 2015, net income was $2.8 million and $2.6 million and for the six-month periods ended June 30, 2016 and June 30, 2015, net income was $6.3 million and $5.0 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$14,380	$14,862	$14,430	$13,199	$12,967
Interest expense	2,186	2,104	2,117	1,749	1,501
Net interest income	12,194	12,758	12,313	11,450	11,466
Provision for loan losses	532	723	1,180	537	605
Net gain on acquisition	—	—	682	—	—
Net gain from securities transactions	59	420	386	—	2
Other non-interest income	2,393	2,278	2,257	2,032	2,046
Merger expenses	—	—	1,614	77	—
Loss on debt extinguishment	—	58	—	—	—
Other non-interest expense	9,941	9,631	10,050	8,789	9,027
Income before income taxes	4,173	5,044	2,794	4,079	3,882
Provision for income taxes	1,327	1,604	240	1,343	1,313
Net income	2,846	3,440	2,554	2,736	2,569
Dividends and discount accretion on preferred stock	—	(1)	(48)	(43)	(43)
Net income allocable to common stockholders	2,846	3,439	2,506	2,693	2,526
Basic earnings per share	$0.35	$0.42	$0.35	$0.43	$0.40
Diluted earnings per share	$0.34	$0.41	$0.34	$0.43	$0.40
Balance Sheet Data (at period end)
Cash and cash equivalents	$46,202	$44,586	$56,829	$23,193	$19,626
Available-for-sale securities	74,976	113,821	130,810	109,906	72,103
Held-to-maturity securities	317,509	301,931	310,539	303,695	306,100
Loans held for sale	4,002	3,200	3,504	1,948	2,251
Gross loans held for investment	980,110	938,055	960,355	855,676	834,740
Allowance for loan losses	6,030	5,980	5,506	5,038	5,643
Loans held for investment, net of allowance for loan losses	974,080	932,075	954,849	850,638	829,097
Goodwill and core deposit intangibles, net	19,506	19,592	19,679	19,056	19,116
Mortgage servicing asset	26	28	29	—	—
Total assets	1,544,857	1,528,729	1,585,727	1,413,355	1,350,719
Total deposits	1,196,767	1,234,165	1,215,914	1,027,650	1,003,919
Borrowings	179,801	130,651	194,064	241,254	214,566
Total liabilities	1,386,669	1,373,637	1,418,494	1,287,301	1,228,971
Total stockholders’ equity	158,188	155,092	167,233	126,054	121,748
Tangible common equity*	138,656	135,472	131,153	90,633	86,269
Performance ratios
Return on average assets (ROAA) annualized	0.69%	0.83%	0.63%	0.77%	0.80%
Return on average equity (ROAE) annualized	7.32%	8.99%	7.23%	8.78%	8.58%
Return on average tangible common equity (ROATCE) annualized*	8.64%	10.55%	9.18%	12.26%	12.02%
Yield on loans annualized	4.89%	5.04%	4.95%	5.11%	5.58%
Cost of interest-bearing deposits annualized	0.64%	0.61%	0.61%	0.57%	0.52%
Net interest margin annualized	3.18%	3.33%	3.26%	3.48%	3.89%
Efficiency ratio*	68.15%	64.05%	68.98%	65.19%	66.81%
Non-interest income / average assets annualized	0.60%	0.65%	0.82%	0.57%	0.64%
Non-interest expense / average assets annualized	2.42%	2.35%	2.87%	2.49%	2.82%
Capital Ratios
Tier 1 Leverage Ratio	9.32%	9.10%	9.47%	7.94%	8.44%
Common Equity Tier 1 Capital Ratio	13.04%	13.13%	12.35%	9.44%	9.47%
Tier 1 Risk Based Capital Ratio	13.90%	14.01%	13.85%	11.08%	11.17%
Total Risk Based Capital Ratio	14.45%	14.57%	14.35%	11.58%	11.76%
Equity / Assets	10.24%	10.15%	10.55%	8.92%	9.01%
Tangible common equity to tangible assets*	9.09%	8.98%	8.37%	6.50%	6.48%
Book value per share	$19.25	$18.89	$18.37	$17.49	$16.81
Tangible common book value per share*	$16.87	$16.50	$15.97	$14.45	$13.76
Tangible common book value per diluted share*	$16.64	$16.29	$15.74	$14.39	$13.72

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2015 audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 17, 2016.  We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgements and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgements and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

Business Combinations: We apply the acquisition method of accounting for business combinations.  Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition date fair values.  We use valuation techniques appropriate for the asset or liability being measured in determining these fair values.  Any excess of the purchase price over amounts allocated to assets acquired, including identified intangible assets and liabilities assumed is recorded as goodwill.  Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized.  Acquisition-related costs are expensed as incurred.

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

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On October 9, 2015, we completed our acquisition of First Independence Corporation and its subsidiary, First Federal Savings & Loan of Independence, Kansas, collectively referred to as “First Independence”.  The acquisition of First Independence added four branch locations in southeast Kansas.  Results of operations of First Independence were included in our financial results beginning October 10, 2015.

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

Net Income

Three months ended June 30, 2016 compared with three months ended June 30, 2015:

Net income for the three months ended June 30, 2016 was $2.8 million as compared to net income of $2.6 million for the three months ended June 30, 2015.  Net income allocable to common stockholders also was $2.8 million for the three months ended June 30, 2016, compared to $2.5 million for the three months ended June 30, 2015, an increase of $320 thousand, or 12.7%.  On January 4, 2016, we redeemed the Series C preferred stock initially issued to the U.S. Treasury in 2011 as part of the Small Business Lending Fund.  During 2015, the Series C preferred stock paid dividends at a rate of 1.0% on the $16.4 million outstanding.  Net income allocable to common stock holders for the second quarter of 2016 increased $43 thousand due to redemption of the preferred stock.  Also, during the three-month period ended June 30, 2016, increases in net interest income of $728 thousand and non-interest income of $404 thousand were partially offset by an increase in non-interest expense of $917 thousand when compared to the three-month period ended June 30, 2015.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Six months ended June 30, 2016 compared with six months ended June 30, 2015:

Net income for the six months ended June 30, 2016 was $6.3 million as compared to net income of $5.0 million for the six months ended June 30, 2015.  Net income allocable to common stockholders also was $6.3 million for the six months ended June 30, 2016, compared to $4.9 million for the six months ended June 30, 2015, an increase of $1.4 million, or 27.6%.  On January 4, 2016, we redeemed the Series C preferred stock initially issued to the U.S. Treasury in 2011 as part of the Small Business Lending Fund.  During 2015, the Series C preferred stock paid dividends at a rate of 1.0% on the $16.4 million outstanding.  Net income allocable to common stock holders for the first six months of 2016 increased $85 thousand due to redemption of the preferred stock.  Also, during the six-month period ended June 30, 2016, increases in net interest income of $2.4 million and non-interest income of $705 thousand were partially offset by an increase in non-interest expense of $1.6 million when compared to the six-month period ended June 30, 2015.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended June 30, 2016 compared with three months ended June 30, 2015: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three-month periods ended June 30, 2016 and 2015.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$950,243	$11,551	4.89%	$772,215	$10,737	5.58%
Taxable securities	362,724	1,987	2.20%	332,251	1,796	2.17%
Nontaxable securities	49,371	332	2.71%	44,454	265	2.39%
Federal funds sold and other	179,067	510	1.15%	32,973	169	2.06%
Total interest-earning assets	1,541,405	$14,380	3.75%	1,181,893	$12,967	4.40%
Non-interest-earning assets:
Other real estate owned, net	6,069			5,907
Premises and equipment, net	38,861			36,730
Bank owned life insurance	32,890			29,044
Goodwill and core deposit intangible, net	19,570			19,143
Other non-interest-earning assets	16,522			12,388
Total assets	$1,655,317			$1,285,105
Interest-bearing liabilities:
Interest-bearing demand deposits	$295,516	$198	0.27%	$258,913	$160	0.25%
Savings and money market	313,545	323	0.41%	244,407	202	0.33%
Savings, NOW and money market	609,061	521	0.34%	503,320	362	0.29%
Certificates of deposit	436,723	1,149	1.06%	340,981	728	0.86%
Total interest-bearing deposits	1,045,784	1,670	0.64%	844,301	1,090	0.52%
FHLB term and line of credit advances	253,067	345	0.55%	133,103	88	0.26%
Bank stock loan	—	—	0.00%	14,498	149	4.11%
Subordinated borrowings	9,334	157	6.74%	9,062	160	7.08%
Other borrowings	22,230	14	0.24%	25,301	14	0.24%
Total interest-bearing liabilities	1,330,415	$2,186	0.66%	1,026,265	$1,501	0.59%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	159,077			132,270
Non-interest-bearing liabilities	9,422			6,504
Stockholders’ equity	156,403			120,066
Total liabilities and stockholders’ equity	$1,655,317			$1,285,105
Net interest income		$12,194			$11,466
Interest rate spread			3.09%			3.81%
Net interest margin(2)			3.18%			3.89%
Total cost of deposits, including non-interest bearing deposits	$1,204,861	$1,670	0.56%	$976,571	$1,090	0.45%
Average interest-earning assets to interest-bearing liabilities			115.86%			115.16%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended June 30, 2016 and 2015.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2016 and 2015

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$2,274	$(1,460)	$814
Taxable securities	167	24	191
Nontaxable securities	31	36	67
Federal funds sold and other	447	(106)	341
Total interest-earning assets	$2,919	$(1,506)	$1,413
Interest-bearing liabilities:
Savings, NOW and money market	$89	$70	$159
Certificates of deposit	230	191	421
Total interest-bearing deposits	319	261	580
FHLB term and line of credit advances	117	140	257
Bank stock loan	(149)	—	(149)
Subordinated borrowings	5	(8)	(3)
Other borrowings	—	—	—
Total interest-bearing liabilities	$292	$393	$685
Net Interest Income	$2,627	$(1,899)	$728

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

Net interest income before the provision for loan losses for the three months ended June 30, 2016 was $12.2 million compared with $11.5 million for the three months ended June 30, 2015, an increase of $728 thousand, or 6.4%.  Interest income for the three months ended June 30, 2016 was $14.4 million, an increase of $1.4 million, or 10.9%, from $13.0 million for the three months ended June 30, 2015.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the three months ended June 30, 2016 was $2.2 million, an increase of $685 thousand, or 45.6%, from $1.5 million for the three months ended June 30, 2015.  The increase in interest expense was primarily due to an increase in the average rate paid on interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $11.6 million for the three months ended June 30, 2016, an increase of $814 thousand, or 7.6%, compared with the three months ended June 30, 2015.  This increase was due to an increase in average loans, partially offset by a decrease in the average yield on the loan portfolio.  The increase in average loan volume was primarily from increases in average loan volume of $119.1 million in mortgage loans, $26.5 million in commercial real estate loans, $21.8 million in commercial and industrial loans, $9.0 million in consumer loans and $1.7 million in average loan volume of agricultural loans.  The average yield on loans was 4.89% for the three months ended June 30, 2016 and 5.58% for the three months ended June 30, 2015.  The average yield on loans excluding loan fees was 4.64% for the three months ended June 30, 2016 and 5.10% for the three months ended June 30, 2015.  The decrease in yield excluding loan fees was primarily due to decreases in average yields on commercial loans, mortgage loans and agricultural loans.  The decrease in yield on commercial loans was the result of loan growth in a lower interest rate environment and the payoff of older higher yielding loans.  The decrease in the yield on mortgage loans is due to the pay down of higher-rate older loans and origination and purchase of new loans in a low interest rate environment.  The decrease in yield on agricultural loans was the result of pay downs of higher-rate, higher-credit-risk loans.  Interest income on all securities was $2.3 million for the quarter ended June 30, 2016, an increase of $258 thousand when compared to the quarter ended June 30, 2015.  The increase was due to the increase in average total securities of $35.4 million and a seven basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities and municipal securities.

Interest expense was $2.2 million for the three months ended June 30, 2016, an increase of $685 thousand over interest expense of $1.5 million for the three months ended June 30, 2015.  The change in interest expense was primarily due to an increase of $304.2 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $105.7 million for the three months ended June 30, 2016 when compared to the three months ended June 30, 2015, and the average rate on these interest-bearing deposits increased from 0.29% to 0.34% for the same periods.  The average balance increase in interest-bearing deposits is the result of actively managing deposits as a funding vehicle and expansion of our customer base.  The increase in rate on interest-bearing deposits is the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $95.7 million for the three months ended June 30, 2016 compared to the three months ended June 30, 2015, and the average rate increased from 0.86% to 1.06% for the same period.  The increase in interest expense on certificates of deposit was primarily due to the increase in longer term higher rate certificates of deposits.  In February 2015, we prepaid older higher cost FHLB term advances and began using the FHLB line of credit advance option, which is pre-payable without a fee and resulted in a much lower funding cost.  In January 2016, we repaid our bank stock loan using $18.6 million of the proceeds from the 2015 IPO.  Total cost of funds increased seven basis points to 0.66% for the three months ended June 30, 2016 from 0.59% for the three months ended June 30, 2015.

Net interest margin was 3.18% for the three months ended June 30, 2016, a decrease of 71 basis points when compared with net interest margin of 3.89% for the three months ended June 30, 2015.  The decline in our net interest margin for the three months ended June 30, 2016 is primarily due to the decrease in overall yield on interest-earnings assets and the continued utilization of an existing “leverage” or “spread” opportunity.  The decrease in yield on interest-earning assets is primarily due to growth in a continually low interest rate environment and the pay down of older higher yielding assets.  The spread opportunity involves borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions, resulting in a positive spread of approximately 43 basis points.  We utilize the spread opportunity to generate additional income.  We can reduce or terminate the spread opportunity each business day and we do not presently anticipate that this opportunity would be part of our core earnings stream or strategy.  Our net interest margin without the spread opportunity would have been approximately 3.48% for the three months ended June 30, 2016.  The spread opportunity did not begin until late June of 2015 and would have only a minimal impacted to the net interest margin reported for the three months ended June 30, 2015.  These changes, including the spread opportunity, resulted in an increase in net interest income of $728 thousand, an increase in average interest-earning assets of $370.2 million and a decrease in net interest margin of 71 basis points when comparing the three-month periods ended June 30, 2016 and 2015.

Six months ended June 30, 2016 compared with six months ended June 30, 2015: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six-month periods ended June 30, 2016 and 2015.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$947,305	$23,392	4.97%	$755,426	$21,149	5.65%
Taxable securities	369,565	4,196	2.28%	308,983	3,529	2.30%
Nontaxable securities	49,200	660	2.70%	40,278	455	2.28%
Federal funds sold and other	176,031	994	1.14%	27,849	266	1.93%
Total interest-earning assets	1,542,101	$29,242	3.81%	1,132,536	$25,399	4.52%
Non-interest-earning assets:
Other real estate owned, net	5,934			5,403
Premises and equipment, net	38,938			35,261
Bank owned life insurance	32,766			28,928
Goodwill and core deposit intangible, net	19,617			19,173
Other non-interest-earning assets	17,130			13,053
Total assets	$1,656,486			$1,234,354
Interest-bearing liabilities:
Interest-bearing demand deposits	$306,284	$400	0.26%	$266,455	$332	0.25%
Savings and money market	309,766	627	0.41%	244,852	381	0.31%
Savings, NOW and money market	616,050	1,027	0.34%	511,307	713	0.28%
Certificates of deposit	437,151	2,250	1.03%	339,155	1,413	0.84%
Total interest-bearing deposits	1,053,201	3,277	0.63%	850,462	2,126	0.50%
FHLB term and line of credit advances	251,009	677	0.54%	78,519	126	0.32%
Bank stock loan	307	—	0.09%	14,694	300	4.11%
Subordinated borrowings	9,306	310	6.69%	9,024	318	7.11%
Other borrowings	21,742	26	0.24%	25,721	30	0.24%
Total interest-bearing liabilities	1,335,565	$4,290	0.65%	978,420	$2,900	0.60%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	156,598			130,340
Non-interest-bearing liabilities	9,157			5,980
Stockholders’ equity	155,166			119,614
Total liabilities and stockholders’ equity	$1,656,486			$1,234,354
Net interest income		$24,952			$22,499
Interest rate spread			3.16%			3.92%
Net interest margin(2)			3.25%			4.01%
Total cost of deposits, including non-interest bearing deposits	$1,209,799	$3,277	0.54%	$980,802	$2,126	0.44%
Average interest-earning assets to interest-bearing liabilities			115.46%			115.75%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the six-month periods ended June 30, 2016 and 2015.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2016 and 2015

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$4,939	$(2,696)	$2,243
Taxable securities	688	(21)	667
Nontaxable securities	111	94	205
Federal funds sold and other	878	(150)	728
Total interest-earning assets	$6,616	$(2,773)	$3,843
Interest-bearing liabilities:
Savings, NOW and money market	$167	$147	$314
Certificates of deposit	461	376	837
Total interest-bearing deposits	628	523	1,151
FHLB term and line of credit advances	420	131	551
Bank stock loan	(150)	(150)	(300)
Subordinated borrowings	10	(18)	(8)
Other borrowings	(4)	—	(4)
Total interest-bearing liabilities	$904	$486	$1,390
Net Interest Income	$5,712	$(3,259)	$2,453

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

Net interest income before the provision for loan losses for the six months ended June 30, 2016 was $25.0 million compared with $22.5 million for the six months ended June 30, 2015, an increase of $2.5 million, or 10.9%.  Interest income for the six months ended June 30, 2016 was $29.2 million, an increase of $3.8 million, or 15.1%, from $25.4 million for the six months ended June 30, 2015.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the six months ended June 30, 2016 was $4.3 million, an increase of $1.4 million, or 47.9%, from $2.9 million for the six months ended June 30, 2015.  The increase in interest expense was primarily due to an increase in the average volume of interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $23.4 million for the six months ended June 30, 2016, an increase of $2.2 million, or 10.6%, compared with the six months ended June 30, 2015.  This increase was due to an increase in average loans, partially offset by a decrease in the average yield on the loan portfolio.  The increase in average loan volume was primarily from increases in average loan volume of $128.1 million in mortgage loans, $34.4 million in commercial and industrial loans, $19.9 million in commercial real estate loans, $9.9 million in consumer loans and $334 thousand in average loan volume of agricultural loans.  The average yield on loans was 4.97% for the six months ended June 30, 2016 and 5.65% for the six months ended June 30, 2015.  The average yield on loans excluding loan fees was 4.67% for the six months ended June 30, 2016 and 5.07% for the six months ended June 30, 2015.  The decrease in yield excluding loan fees was primarily due to decreases in average yields on commercial loans, mortgage loans and agricultural loans.  The decrease in yield on commercial loans was the result of loan growth in a lower interest rate environment and the payoff of older higher yielding loans.  The decrease in the yield on mortgage loans is due to the pay down of higher-rate older loans and origination and purchase of new loans in a low interest rate environment.  The decrease in yield on agricultural loans was the result of pay downs of higher-rate, higher-credit-risk loans.  Interest income on all securities was $4.9 million for the six-months ended June 30, 2016, an increase of $872 thousand when compared to the six-months ended June 30, 2015.  The increase was due to the increase in average total securities of $69.5 million and a three basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities and municipal securities.

Interest expense was $4.3 million for the six months ended June 30, 2016, an increase of $1.4 million over interest expense of $2.9 million for the six months ended June 30, 2015.  The change in interest expense was primarily due to an increase of $357.1 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $104.7 million for the six months ended June 30, 2016 when compared to the six months ended June 30, 2015, and the average rate on these interest-bearing deposits increased from 0.50% to 0.63% for the same periods.  The average balance increase in interest-bearing deposits is the result of actively managing deposits as a funding vehicle and expansion of our customer base.  The increase in rate on interest-bearing deposits is the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $98.0 million for the six months ended June 30, 2016 compared to the six months ended June 30, 2015, and the average rate increased from 0.84% to 1.03% for the same period.  The increase in interest expense on certificates of deposit was primarily due to the increase in longer term higher rate certificates of deposits.  In February 2015, we prepaid older higher cost FHLB term advances and began using the FHLB line of credit advance option, which is pre-payable without a fee and resulted in a much lower funding cost.  In January 2016, we repaid our bank stock loan using $18.6 million of the proceeds from the 2015 IPO.  Total cost of funds increased five basis points to 0.65% for the six months ended June 30, 2016 from 0.60% for the three months ended June 30, 2015.

Net interest margin was 3.25% for the six months ended June 30, 2016, a decrease of 76 basis points when compared with net interest margin of 4.01% for the six months ended June 30, 2015.  The decline in our net interest margin for the six months ended June 30, 2016 is primarily due to the decrease in overall yield on interest-earnings assets and the continued utilization of an existing “leverage” or “spread” opportunity.  The decrease in yield on interest-earning assets is primarily due to growth in a continually low interest rate environment and the pay down of older higher yielding assets.  The spread opportunity involves borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions, resulting in a positive spread of approximately 43 basis points.  We utilize the spread opportunity to generate additional income.  We can reduce or terminate the spread opportunity each business day and we do not presently anticipate that this opportunity would be part of our core earnings stream or strategy.  Our net interest margin without the spread opportunity would have been approximately 3.55% for the six months ended June 30, 2016.  The spread opportunity did not begin until late June of 2015 and would have only a minimal impacted to the net interest margin reported for the six months ended June 30, 2015.  These changes, including the spread opportunity, resulted in an increase in net interest income of $2.5 million, an increase in average interest-earning assets of $409.6 million and a decrease in net interest margin of 76 basis points when comparing the six-month periods ended June 30, 2016 and 2015.

Provision for Loan Losses

We maintain an allowance for loan losses for probable incurred credit losses.  The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and subsequent recoveries of amounts previously charged-off, but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, discounted cash flows, economic conditions, and other factors including regulatory guidance, as described in ”Financial Condition—Allowance for loan losses.”  As these factors change, the amount of the loan loss provision changes.

Three months ended June 30, 2016 compared with three months ended June 30, 2015: The provision for loan losses for the three months ended June 30, 2016 was $532 thousand compared with $605 thousand for the three months ended June 30, 2015.  Net charge-offs for the three months ended June 30, 2016 were $482 thousand compared to net charge-offs of $1.5 million for the three months ended June 30, 2015. For the three months ended June 30, 2016, gross charge-offs were $550 thousand offset by gross recoveries of $68 thousand.  In comparison, gross charge-offs were $1.6 million for the three months ended June 30, 2015 offset by gross recoveries of $34 thousand.

Six months ended June 30, 2016 compared with six months ended June 30, 2015: The provision for loan losses for the six months ended June 30, 2016 was $1.3 million compared with $1.3 million for the six months ended June 30, 2015.  Net charge-offs for the six months ended June 30, 2016 were $731 thousand compared to net charge-offs of $1.7 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, gross charge-offs were $841 thousand offset by gross recoveries of $110 thousand.  In comparison, gross charge-offs were $1.7 million for the six months ended June 30, 2015 offset by gross recoveries of $89 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, increases in the value of bank owned life insurance, investment referral income, the recovery of zero-basis purchased loans, and net gain from securities transactions.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended June 30, 2016 compared with three months ended June 30, 2015: The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2016 and 2015:

Non-Interest Income

For the Three Months Ended June 30,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Service charges and fees	$807	$615	$192	31.2%
Debit card income	728	540	188	34.8%
Mortgage banking	335	375	(40)	(10.7)%
Increase in value of bank owned life insurance	246	231	15	6.5%
Investment referral income	120	136	(16)	(11.8)%
Recovery on zero-basis purchased loans	15	18	(3)	(16.7)%
Other	142	131	11	8.4%
Sub-Total	2,393	2,046	347	17.0%
Net gain from securities transactions	59	2	57	2,850.0%
Total non-interest income	$2,452	$2,048	$404	19.7%

For the three months ended June 30, 2016, non-interest income totaled $2.5 million, an increase of $404 thousand, or 19.7%, compared with the three months ended June 30, 2015.  The increase was primarily due to increases in service charges and fees and debit card income, partially offset by decreases in mortgage banking and recovery on zero-basis purchased loans.  Service charges and fees increased $192 thousand from $615 thousand at June 30, 2015 to $807 thousand at June 30, 2016, and debit card income increased $188 thousand for the same period from $540 thousand at June 30, 2015 to $728 thousand at June 30, 2016. Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers. In addition, $163 thousand of the increase in service charges and fees and $151 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the First Independence acquisition.

Six months ended June 30, 2016 compared with six months ended June 30, 2015: The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2016 and 2015:

Non-Interest Income

For the Six Months Ended June 30,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Service charges and fees	$1,586	$1,170	$416	35.6%
Debit card income	1,405	981	424	43.2%
Mortgage banking	577	578	(1)	(0.2)%
Increase in value of bank owned life insurance	497	466	31	6.7%
Investment referral income	243	293	(50)	(17.1)%
Recovery on zero-basis purchased loans	41	356	(315)	(88.5)%
Other	322	231	91	39.4%
Sub-Total	4,671	4,075	596	14.6%
Net gain from securities transactions	479	370	109	29.5%
Total non-interest income	$5,150	$4,445	$705	15.9%

For the six months ended June 30, 2016, non-interest income totaled $5.2 million, an increase of $705 thousand, or 15.9%, compared with the six months ended June 30, 2015.  The increase was primarily due to increases in service charges and fees and debit card income, partially offset by a decrease in recovery on zero-basis purchased loans.  In connection with acquisitions, we receive the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to acquisition, we have received cash payments on such loans.  Timing and receipt of such payments, if any, are not easily predictable.  Service charges and fees increased $416 thousand from $1.2 million at June 30, 2015 to $1.6 million at June 30, 2016, and debit card income increased $424 thousand for the same period from $981 thousand at June 30, 2015 to $1.4 million at June 30, 2016.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  In addition, $324 thousand of the increase in service charges and fees and $324 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the First Independence acquisition.

Non-Interest Expense

Three months ended June 30, 2016 compared with three months ended June 30, 2015: For the three months ended June 30, 2016, non-interest expense totaled $9.9 million, an increase of $914 thousand, or 10.1%, compared with the three months ended June 30, 2015.  The overall increase was primarily due to an increase in salaries and employee benefits of $384 thousand, an increase in data processing of $142 thousand and an increase in professional fees of $127 thousand, partially offset by a decrease in other real estate owned of $114 thousand.  Non-interest expense for the three-month period ended June 30, 2016 includes $430 thousand of incremental operating expenses attributable to the four branch locations acquired with the First Independence acquisition.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended June 30, 2016 and 2015.

Non-Interest Expense

For the Three Months Ended June 30,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Salaries and employee benefits	$5,246	$4,862	$384	7.9%
Net occupancy and equipment	1,068	1,020	48	4.7%
Data processing	869	727	142	19.5%
Professional fees	568	441	127	28.8%
Advertising and business development	330	277	53	19.1%
Telecommunications	287	198	89	44.9%
FDIC insurance	255	175	80	45.7%
Courier and postage	158	126	32	25.4%
Loan expense	168	118	50	42.4%
Amortization of core deposit intangible	86	61	25	41.0%
Other real estate owned	(58)	56	(114)	(203.6)%
Other	964	966	(2)	(0.2)%
Sub-Total	9,941	9,027	914	10.1%
Loss on debt extinguishment	—	—	—	—
Total non-interest expense	$9,941	$9,027	$914	10.1%

Salaries and employee benefits: Salaries and benefits were $5.2 million for the three months ended June 30, 2016, as compared to $4.9 million for the three months ended June 30, 2015.  The increase in salaries and benefits of $384 thousand includes approximately $287 thousand attributable to the First Independence acquisition, including $21 thousand associated with our assumption of obligations related to First Independence’s participation in the Pentegra Defined Benefit Plan for Financial Institutions.  Included in salaries and employee benefits is stock based compensation expense of $67 thousand for the three months ended June 30, 2016 and $41 thousand in the comparable period of 2015.  The increase of $26 thousand in stock based compensation is attributable to options granted at December 31, 2015.  The remaining $71 thousand increase in salaries and benefits reflect cost-of-living/merit raises and the addition of lending, customer service and operations staff.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $1.1 million for the three months ended June 30, 2016 and $1.0 million for the three months ended June 30, 2015. The purchase of the corporate headquarters building in April 2015 resulted in a decrease in building rent but was offset by an increase in depreciation expense.  In addition, the 2016 expenses include expenses for four branches that were part of the acquisition of First Independence.

Data processing: Data processing expenses were $869 thousand and $727 thousand for the three-month periods ended June 30, 2016 and 2015.  The increase of $142 thousand was principally due to increased debit card processing costs as usage has increased.

Professional fees: Professional fees, including regulatory assessments were $568 thousand for the three months ended June 30, 2016 and $441 thousand for the three months ended June 30, 2015.  Included in second-quarter-2016 professional fees was $87 thousand related to a prospective acquisition which did not result in a definitive agreement.   Other increases in professional fees are associated with the reporting requirements of being a public company.

Other real estate owned: Other real estate owned expenses, including provision for unrealized losses were $100 thousand for the three months ended June 30, 2016, offset by gains on the sale of other real estate owned of $158 thousand.  For the three months ended June 30, 2015, other real estate owned expenses, including provision for unrealized losses were $78 thousand, offset by gains on the sale of other real estate owned of $22 thousand.

Other: Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $964 thousand for the three months ended June 30, 2016 and $966 thousand for the three months ended June 30, 2015.  The $2 thousand decrease in other non-interest expenses was attributable to a settlement of $180 thousand, offset by stock listing and transfer services and investor relations costs associated with being a public company, increased deposit customer program expenses associated with additional deposit customers taking advantage of the benefit of free ATM usage anywhere in the United States, as well as incremental operating costs attributable to the acquired First Independence branches.

Six months ended June 30, 2016 compared with six months ended June 30, 2015: For the six months ended June 30, 2016, non-interest expense totaled $19.6 million, an increase of $1.6 million, or 8.8%, compared with the six months ended June 30, 2015.  The overall increase was primarily due to an increase in salaries and employee benefits of $874 thousand, an increase in data processing of $326 thousand, an increase in FDIC insurance of $162 and an increase in other expense of $160 thousand, partially offset by decreases in loss on debt extinguishment of $258 thousand and other real estate owned of $113 thousand.  Non-interest expense for the six-month period ended June 30, 2016 includes $899 thousand of incremental operating expenses attributable to the four branch locations acquired with the First Independence acquisition.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the six months ended June 30, 2016 and 2015.

Non-Interest Expense

For the Six Months Ended June 30,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Salaries and employee benefits	$10,458	$9,584	$874	9.1%
Net occupancy and equipment	2,162	2,126	36	1.7%
Data processing	1,707	1,381	326	23.6%
Professional fees	1,017	912	105	11.5%
Advertising and business development	548	568	(20)	(3.5)%
Telecommunications	518	379	139	36.7%
FDIC insurance	513	351	162	46.1%
Courier and postage	303	263	40	15.2%
Loan expense	260	178	82	46.1%
Amortization of core deposit intangible	173	121	52	43.0%
Other real estate owned	8	121	(113)	(93.4)%
Other	1,905	1,745	160	9.2%
Sub-Total	19,572	17,729	1,843	10.4%
Loss on debt extinguishment	58	316	(258)	(81.6)%
Total non-interest expense	$19,630	$18,045	$1,585	8.8%

Salaries and employee benefits: Salaries and benefits were $10.5 million for the six months ended June 30, 2016, as compared to $9.6 million for the six months ended June 30, 2015.  The increase in salaries and benefits of $874 thousand includes approximately $567 thousand attributable to the First Independence acquisition, including $42 thousand associated with our assumption of obligations related to First Independence’s participation in the Pentegra Defined Benefit Plan for Financial Institutions.  Included in salaries and employee benefits is stock-based compensation expense of $135 thousand for the six months ended June 30, 2016 and $81 thousand in the comparable period of 2015.  The increase of $54 thousand in stock-based compensation is attributable to options granted at December 31, 2015.  The remaining $253 thousand increase in salaries and benefits reflect cost-of-living/merit raises and the addition of lending, customer service and operations staff.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $2.2 million for the six months ended June 30, 2016 and $2.1 million for the six months ended June 30, 2015. The purchase of the corporate headquarters building in April 2015 resulted in a decrease in building rent but was offset by an increase in depreciation expense.  In addition, the 2016 expenses include expenses for four branches that were part of the acquisition of First Independence.

Data processing: Data processing expenses were $1.7 million and $1.4 million for the six-month periods ended June 30, 2016 and 2015.  The increase of $326 thousand was principally due to increased debit card processing costs as usage has increased.

Professional fees: Professional fees, including regulatory assessments were $1.1million for the six months ended June 30, 2016 and $912 thousand for the six months ended June 30, 2015.  Increased legal expenses associated with a 2016 prospective acquisition, which did not result in a definitive agreement, were partially offset by reduced legal fees related to the June 2015 settlement of a lawsuit. Other increases in professional fees are principally associated with the reporting requirements of being a public company.

Other real estate owned: Other real estate owned expenses, including provision for unrealized losses were $168 thousand for the six months ended June 30, 2016, offset by gains on the sale of other real estate owned of $160 thousand.  For the six months ended June 30, 2015, other real estate owned expenses, including provision for unrealized losses were $190 thousand, offset by gains on the sale of other real estate owned of $69 thousand.

Other: Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; deposit customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $1.9 million for the six months ended June 30, 2016 and $1.7 million for the six months ended June 30, 2015.  The $160 thousand increase in other non-interest expenses includes stock listing and transfer services and investor relations costs associated with being a public company, increased deposit customer program expenses associated with additional deposit customers taking advantage of the benefit of free ATM usage anywhere in the United States, as well as incremental operating costs attributable to the acquired First Independence branches.

Loss on extinguishment of debt: In the first quarter of 2015, we chose to incur a $316 thousand loss on extinguishment of debt due to the prepayment of all of our FHLB term advances.  The weighted average rate of the FHLB term advances was 3.82%, and to the extent that additional funding was needed our FHLB line of credit has a lower cost of funds.  In the first quarter of 2016, we paid our bank stock loan and wrote off the deferred debt issuance costs associated with this loan resulting in the loss on debt extinguishment in the first six months of 2016.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of our performance and is not defined under GAAP.  Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses and loss on debt extinguishment by the sum of net interest income and non-interest income, excluding net gain from securities transactions.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Our efficiency ratio was 68.1% for the three months ended June 30, 2016, compared with 66.8% for the three months ended June 30, 2015.  The increase was primarily due to increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Our efficiency ratio was 66.1% for the six months ended June 30, 2016, compared with 66.7% for the six months ended June 30, 2015.  The decrease was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” and increased non-interest income.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amounts of tax-exempt investment income, non-taxable life insurance income, non-deductible expenses and available federal income tax credits.

Three months ended June 30, 2016 compared with three months ended June 30, 2015: For the three months ended June 30, 2016, income tax expense was $1.3 million compared with $1.3 million for the three months ended June 30, 2015.  Although income before income taxes was higher in the second quarter of 2016 as compared to the second quarter of 2015, our effective tax rate for the second quarter of 2016 was lower at 31.8% as compared to 33.8% for the second quarter of 2015.  The U.S. statutory rate was 35.0% for both periods.  The lower effective income tax rate for 2016 is principally due to the benefit of increased income tax credits from investment in qualified affordable housing projects, including additional tax credits acquired in the First Independence acquisition.

Six months ended June 30, 2016 compared with six months ended June 30, 2015: For the six months ended June 30, 2016, income tax expense was $2.9 million compared with $2.6 million for the six months ended June 30, 2015.  The increase in income tax expense was primarily attributable to increased pre-tax income in 2016, partially offset by a lower effective tax rate in 2016 as compared to 2015.  Our effective tax rate for the first six months of 2016 was 31.8% as compared to 33.8% for the first six months of 2015.  The U.S. statutory rate was 35.0% for both periods.  The lower effective income tax rate for the first six months of 2016 is principally due to the benefit of increased income tax credits from investment in qualified affordable housing projects, including additional tax credits acquired in the First Independence acquisition.

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

Financial Condition

Our total assets decreased $40.9 million, or 2.6%, from $1.59 billion at December 31, 2015, to $1.54 billion at June 30, 2016.  The decrease in total assets was primarily from decreases of $48.9 million in investment securities and $10.6 million in cash and cash equivalents partially offset by an increase of $19.2 million in net loans held for investment.  Our total liabilities decreased $31.8 million, or 2.2%, from $1.42 billion at December 31, 2015 to $1.39 billion at June 30, 2016. The decrease in total liabilities was primarily from decreases in total deposits of $19.1 million and repayment of the bank stock loan of $18.6 million, partially offset by increases in FHLB advance of $2.2 million and increases in federal funds purchased and retail repurchase agreements of $2.0 million. Our total stockholders’ equity decreased $9.0 million, or 5.4%, from $167.2 million at December 31, 2015 to $158.2 million at June 30, 2016.  The decrease in total stockholders’ equity was primarily from redemption of Series C preferred stock of $16.4 million, partially offset by an increase in retained earnings of $6.3 million, an increase in the value of the securities portfolio recognized in other accumulated comprehensive earnings of $639 thousand and an increase additional paid-in capital of $403 thousand.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At June 30, 2016, our gross loans held for portfolio totaled $980.1 million, an increase of $19.8 million, or 2.1%, compared with December 31, 2015. The overall increase in loan volume consisted of $17.8 million, or 90.2%, from real estate construction; $12.2 million, or 61.6%, from residential real estate; $796 thousand, or 4.0%, from consumer; and $485 thousand, or 2.5%, from agricultural, but were partially offset by decreases of $8.6 million, or 43.4%, from commercial and industrial; $1.6 million, or 8.2%, from agricultural real estate; and $1.3 million, or 6.7%, from commercial real estate. We also had loans classified as held for sale totaling $4.0 million at June 30, 2016.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita and Kansas City MSAs, as well as various community markets throughout Kansas and Missouri.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Kansas and Missouri.  As of June 30, 2016, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At June 30, 2016, total loans were 81.9% of deposits and 63.4% of total assets.  At December 31, 2015, total loans were 79.0% of deposits and 60.6% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	June 30,		December 31,
	2016		2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$253,468	25.8%	$262,032	27.3%
Real estate loans:
Commercial real estate	341,766	34.9%	343,096	35.7%
Real estate construction	71,733	7.3%	53,921	5.6%
Residential real estate	262,387	26.8%	250,216	26.1%
Agricultural real estate	16,565	1.7%	18,180	1.9%
Total real estate loans	692,451	70.7%	665,413	69.3%
Consumer	17,899	1.8%	17,103	1.8%
Agricultural	16,292	1.7%	15,807	1.6%
Total loans held for investment	$980,110	100.0%	$960,355	100.0%
Total loans held for sale	$4,002	100.0%	$3,504	100.0%
Total loans (net of allowances)	$974,080	100.0%	$954,849	100.0%

Commercial and industrial: Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital, or meet other financing needs of the business.  Our commercial and industrial portfolio totaled $253.5 million at June 30, 2016, a decrease of $8.6 million, or 3.3%, compared to December 31, 2015.  Excluding a decline in mortgage finance loan participation balances of $18.9 million, the commercial and industrial portfolio saw an increase of $10.3 million compared to December 31, 2015.

Commercial real estate: Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Our commercial real estate loans were $341.8 million at June 30, 2016, a decrease of $1.3 million, or 0.4%, compared to December 31, 2015.

Real estate construction: Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer. Our real estate construction portfolio totaled $71.7 million at June 30, 2016, an increase of $17.8 million, or 33.0%, compared to December 31, 2015.

Residential real estate: Residential real estate loans include loans secured by primary or secondary personal residences.  Our residential real estate portfolio totaled $262.4 million at June 30, 2016, an increase of $12.2 million, or 4.9%, compared to December 31, 2015.  In May 2016, we purchased a pool of residential mortgages totaling $19.7 million in an effort to diversify our loan portfolio and increase interest income.  Our purchased residential real estate loans totaled $88.3 at June 30, 2016, an increase of $13.6 compared to December 31, 2015, or 111.6% of the overall increase in residential real estate loans.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2016 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2016
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$92,078	$119,015	$42,375	$253,468
Real Estate:
Commercial real estate	77,261	173,298	91,207	341,766
Real estate construction	30,278	32,592	8,863	71,733
Residential real estate	5,654	8,464	248,269	262,387
Agricultural real estate	5,266	4,920	6,379	16,565
Total real estate	118,459	219,274	354,718	692,451
Consumer	1,926	10,535	5,438	17,899
Agricultural	10,071	4,486	1,735	16,292
Total	$222,534	$353,310	$404,266	$980,110
Loans with a predetermined fixed interest rate	106,091	210,082	131,181	447,354
Loans with an adjustable/floating interest rate	116,443	143,228	273,085	532,756
Total	$222,534	$353,310	$404,266	$980,110

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

The risk category of loans by class of loans is as follows as of June 30, 2016:

Risk Category of Loans by Class

	As of June 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$252,826	$—	$642	$—	$253,468
Real estate:
Commercial real estate	335,011	―	6,755	―	341,766
Real estate construction	71,255	―	478	―	71,733
Residential real estate	259,592	―	2,795	―	262,387
Agricultural real estate	15,552	―	1,013	―	16,565
Total real estate	681,410	―	11,041	―	692,451
Consumer	17,587	―	312	―	17,899
Agricultural	16,052	―	240	―	16,292
Total	$967,875	$—	$12,235	$—	$980,110

The risk category of loans by class of loans is as follows as of December 31, 2015:

Risk Category of Loans by Class

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$260,669	$—	$1,363	$—	$262,032
Real estate:
Commercial real estate	333,609	—	9,487	—	343,096
Real estate construction	53,308	—	613	—	53,921
Residential real estate	246,901	—	3,315	—	250,216
Agricultural real estate	17,810	—	370	—	18,180
Total real estate	651,628	—	13,785	—	665,413
Consumer	17,000	—	103	—	17,103
Agricultural	15,707	—	100	—	15,807
Total	$945,004	$—	$15,351	$—	$960,355

At June 30, 2016, loans considered pass rated credits increased to 98.8% of total loans, up from 98.4% of total loans at December 31, 2015.  Classified loans were $12.2 million at June 30, 2016, a decrease of $3.1 million, or 20.3%, from $15.4 million at December 31, 2015.  The decrease primarily resulted from our continued focus on resolving classified loans in a timely manner as well as economic improvement in our principal markets.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans	$7,855	$8,197
Accruing loans 90 or more days past due	―	35
Restructured loans-accruing	―	―
OREO acquired through foreclosure, net	4,898	5,811
Total nonperforming assets	$12,753	$14,043
Ratios:
Nonperforming assets to total assets	0.83%	0.89%
Nonperforming assets to total loans plus OREO	1.29%	1.45%

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

We had $7.9 million in nonperforming loans at June 30, 2016, compared with $8.2 million at December 31, 2015. The nonperforming loans at June 30, 2016 consisted of 96 separate credits and 82 separate borrowers.  We had no non-performing loan relationships with an outstanding balance in excess of $1.0 million as of June 30, 2016.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At June 30, 2016, the Company had $4.4 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $7.1 million at December 31, 2015.

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

Recorded Investment in Purchased Credit Impaired Loans

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
Contractually required payments	$6,759	$7,550
Discount	(1,583)	(1,794)
Recorded investment	$5,176	$5,756

Analysis of allowance for loan losses: At June 30, 2016, the allowance for loan losses totaled $6.0 million, or 0.62% of total loans.  At December 31, 2015 the allowance for loan losses aggregated $5.5 million, or 0.57% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $5.7 million, or 0.59%, of the $969.2 million in loans collectively evaluated for impairment at June 30, 2016, compared to an allowance for loan losses of $5.2 million, or 0.55% of the $948.9 million in loans collectively evaluated for impairment at December 31, 2015.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio. The changes in composition included decreases in mortgage finance loans since December 31, 2015.  The unique credit qualities of mortgage finance loans require lower reserves than other loan categories.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans decreased to 0.20% for the three months ended June 30, 2016, as compared to 0.79% for the three months ended June 30, 2015.  Annualized net losses as a percentage of average loans decreased to 0.16% for the six months ended June 30, 2016, as compared to 0.44% for the six months ended June 30, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Average loans outstanding	$950,243	$772,215	$947,305	$755,426
Gross loans outstanding at end of period(1)	$980,110	$834,740	$980,110	$834,740
Allowance for loan losses at beginning of the period	$5,980	$6,565	$5,506	$5,963
Provision for loan losses	532	605	1,255	1,330
Charge-offs:
Commercial and industrial	(7)	(2)	(62)	(8)
Real estate:
Commercial real estate	(190)	(1,428)	(224)	(1,456)
Real estate construction	―	―	―	―
Residential real estate	(200)	(72)	(248)	(156)
Agricultural real estate	―	―	(23)	―
Consumer	(153)	(59)	(281)	(119)
Agricultural		―	(3)	―
Total charge-offs	(550)	(1,561)	(841)	(1,739)
Recoveries:
Commercial and industrial	2	4	9	7
Real estate:
Commercial real estate	27	4	32	40
Real estate construction	―	2	―	2
Residential real estate	20	7	26	8
Agricultural real estate	―	—	―	―
Consumer	19	17	42	32
Agricultural	―	―	1	―
Total recoveries	68	34	110	89
Net recoveries (charge-offs)	(482)	(1,527)	(731)	(1,650)
Allowance for loan losses at end of the period	$6,030	$5,643	$6,030	$5,643
Ratio of allowance to period-ended loans	0.62%	0.68%	0.62%	0.68%
Annualized ratio of net charge-offs (recoveries) to average loans	0.20%	0.79%	0.16%	0.44%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	June 30, 2016		December 31, 2015
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,574	26.1%	$1,366	24.8%
Real estate:
Commercial real estate	1,839	30.5%	1,728	31.4%
Real estate construction	469	7.8%	323	5.9%
Residential real estate	1,917	31.8%	1,824	33.1%
Agricultural real estate	41	0.7%	29	0.5%
Consumer	127	2.1%	187	3.4%
Agricultural	63	1.0%	49	0.9%
Total allowance for loan losses	$6,030	100.0%	$5,506	100.0%

Management believes that the allowance for loan losses at June 30, 2016 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2016.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At June 30, 2016, the carrying amount of investment securities totaled $392.5 million, a decrease of $48.9 million, or 11.1%, compared with December 31, 2015.  At June 30, 2016, securities represented 25.4% of total assets compared with 27.8% at December 31, 2015.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$4,745	$4,719	$17,090	$17,036
Residential mortgage-backed securities (issued by government-sponsored entities)	65,584	65,993	109,784	109,521
Corporate	3,000	2,981	3,000	2,954
Small Business Administration loan pools	249	271	275	297
State and political subdivisions	501	508	504	508
Equity securities	500	504	500	494
Total available-for-sale securities	$74,579	$74,976	$131,153	$130,810

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	June 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$2,188	$2,188	$2,669	$2,643
Residential mortgage-backed securities (issued by government-sponsored entities)	233,302	237,356	230,554	230,993
Corporate	12,985	12,718	12,983	12,758
Small Business Administration loan pools	2,636	2,697	2,863	2,875
State and political subdivisions	66,398	69,466	61,470	63,533
Total held-to-maturity securities	$317,509	$324,425	$310,539	$312,802

At June 30, 2016 and December 31, 2015, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2016 and December 31, 2015.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	June 30, 2016
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$—	—%	$—	—%	$4,719	2.17%	$—	—%	$4,719	2.17%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	3,718	1.90%	340	2.38%	61,935	2.74%	65,993	2.69%
Corporate	—	—%	—	—%	2,981	1.65%	—	—%	2,981	1.65%
Small Business Administration loan pools	—	—%	—	—%	—	—%	271	5.21%	271	5.21%
State and political subdivisions(1)	—	—%	508	1.50%	—	—%	—	—%	508	1.50%
Total available-for-sale securities	$—	—	$4,226	1.85%	$8,040	1.99%	$62,206	2.75	$74,472	2.62%
Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$2,188	2.46%	$—	—%	$—	—%	$2,188	2.46%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,224	2.50%	5,659	2.70%	223,419	2.87%	233,302	2.86%
Corporate	—	—%	5,337	2.74%	—	—%	7,648	2.37%	12,985	2.52%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,636	2.61%	2,636	2.61%
State and political subdivisions(1)	2,259	2.56%	12,197	2.62%	22,366	2.94%	29,576	3.07%	66,398	2.93%
Total held-to-maturity securities	$2,259	2.56%	$23,946	2.61%	$28,025	2.89%	$263,279	2.88%	$317,509	2.86%
Total debt securities	$2,259	2.56%	$28,172	2.49%	$36,065	2.69%	$325,485	2.85%	$391,981	2.81%

(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2015
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government- sponsored entities	$100	1.26%	$12,204	1.47%	$4,732	2.02%	$—	—%	$17,036	1.63%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	3,719	1.91%	456	2.47%	105,346	2.89%	109,521	2.86%
Corporate	—	—%	—	—%	2,954	1.51%	—	—%	2,954	1.51%
Small Business Administration loan pools	—	—%	—	—%	—	—%	297	5.21%	297	5.21%
State and political subdivisions(1)	—	—%	508	1.50%	—	—%	—	—%	508	1.50%
Total available-for-sale securities	$100	1.26%	$16,431	1.57%	$8,142	1.86%	$105,643	2.90%	$130,316	2.67%
Held-to-maturity securities:
U.S. government- sponsored entities	$—	—%	$2,669	2.46%	$—	—%	$—	—%	$2,669	2.46%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	4,257	2.50%	5,869	2.68%	220,428	2.89%	230,554	2.87%
Corporate	—	—%	—	—%	5,370	2.74%	7,613	2.06%	12,983	2.34%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,863	2.61%	2,863	2.61%
State and political subdivisions(1)	3,741	2.41%	12,084	2.60%	22,731	2.90%	22,914	3.16%	61,470	2.91%
Total held-to-maturity securities	$3,741	2.41%	$19,010	2.55%	$33,970	2.84%	$253,818	2.88%	$310,539	2.85%
Total debt securities	$3,841	2.38%	$35,441	2.10%	$42,112	2.65%	$359,461	2.89%	$440,855	2.80%

(2)	The calculated yield is not calculated on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At June 30, 2016 and December 31, 2015, 95.3% and 95.8% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 3.7 years and 5.2 years and a modified duration of 3.5 years and 4.6 years.

Deposits

Our lending and investing activities are primarily funded by deposits.  A variety of deposit accounts are offered with a wide range of interest rates and terms including demand, savings, money market and time deposits. We rely primarily on competitive pricing policies, convenient locations, comprehensive marketing strategy and personalized service to attract and retain these deposits.

The following table shows our composition of deposits at June 30, 2016 and December 31, 2015:

Composition of Deposits

	June 30,		December 31,
	2016		2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$157,896	13.2%	$157,834	13.0%
Interest-bearing demand	291,818	24.4%	316,965	26.0%
Savings and money market	303,454	25.3%	302,503	24.9%
Time	443,599	37.1%	438,612	36.1%
Total deposits	$1,196,767	100.0%	$1,215,914	100.0%

Total deposits at June 30, 2016 were $1.20 billion, a decrease of $19.1 million, or 1.6%, compared to total deposits of $1.22 billion at December 31, 2015.  The decrease in total deposits is primarily due to decreases in interest-bearing demand deposits of $25.1 million, or 7.9%, partially offset by increases in time deposits of $5.0 million, or 1.1%, and savings and money market deposits of $951 thousand, or 0.3%. The increase in non-interest-bearing demand deposits is primarily from consumer checking, escrow accounts and small business checking accounts.  The decrease in interest-bearing demand accounts is due to the use of tax monies by public funds customers.  The increase in time deposits is primarily due to customers migrating to term deposits and the attractiveness of our rates in our market partially offset by reductions in public funds customer balances as the tax monies are expended.

Included in the savings and money market deposits are brokered deposit balances of $3.1 million as of June 30, 2016 and $3.9 million as of December 31, 2015.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding. Brokered certificates of deposit as of June 30, 2016 were $4.0 million and $4.2 million at December 31, 2015.  These balances were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100 or more as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(Dollars in thousands)
3 months or less	$68,598	$39,837
Over 3 through 6 months	36,328	42,803
Over 6 through 12 months	77,868	96,888
Over 12 months	95,484	99,086
Total Time Deposits	$278,278	$278,614

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements: We have available federal funds lines of credit with our correspondent banks. As of June 30, 2016 and December 31, 2015, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  Retail repurchase agreements are secured by investment securities held by us totaling $24.0 million at June 30, 2016 and $25.8 million at December 31, 2015.  The agreements are on a day-to-day basis and can be terminated on demand.  At June 30, 2016 and December 31, 2015, we had retail repurchase agreements with banking customers of $22.8 million and $20.8 million.

FHLB advances: FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  At June 30, 2016 and December 31, 2015 we had no term advances with the FHLB.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  Our FHLB borrowings were collateralized by certain qualifying loans totaling $303.3 million at June 30, 2016.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $149.8 million at June 30, 2016.

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

On January 28, 2016, we entered into a new agreement with the same lender that provides for a maximum borrowing facility of $20.0 million, secured by our stock in Equity Bank.  The borrowing facility will mature on January 26, 2017.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  We are also required to pay an unused commitment fee in an amount equal to twenty basis points per annum on the unused portion of the maximum borrowing facility.  We can use the proceeds from the borrowing facility to fund future acquisitions and for general corporate purposes approved by the lender.  At June 30, 2016, no borrowings were outstanding on the bank stock loan.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  We believe we are in compliance with the terms of the borrowing facility and have not been otherwise notified of noncompliance.

Subordinated debentures: In conjunction with the 2012 acquisition of First Community, we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, FCB Capital Trust II (“CTII”) and FCB Capital Trust III (“CTIII”).  The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035 or upon earlier redemption.  The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% on the stated liquidation amount of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037 or upon earlier redemption. The subordinated debentures balance was $9.4 million at June 30, 2016 and $9.3 million at December 31, 2015.

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

During the six-month periods ended June 30, 2016 and June 30, 2015 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $947.3 million for the six months ended June 30, 2016, an increase of 16.1% over December 31, 2015 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 3.7 years and a modified duration of 3.5 years at June 30, 2016.

Cash and cash equivalents were $46.2 million at June 30, 2016, a decrease of $10.6 million from the $56.8 million cash and cash equivalents at December 31, 2015.  The net cash provided by operating activities of $7.3 million and the net cash provided by investing activities of $32.2 million were offset by the $50.1 million use of cash and cash equivalents for financing activities, resulting in a net use of cash and cash equivalents of $10.6 million.  Cash and cash equivalents at January 1, 2016 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first six months of 2016 were used to originate or purchase loans, to redeem deposits, pay off the bank stock loan in the amount of $18.6 million and redeem the Series C preferred stock in the amount of $16.4 million.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of June 30, 2016 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions Commitments

As of June 30, 2016

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$3,464	$1,368	$5	$—	$4,837
Commitments to extend credit	92,183	35,573	35,369	46,537	209,662
Total	$95,647	$36,941	$35,374	$46,537	$214,499

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2016 and December 31, 2015, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of June 30, 2016, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $158.2 million at June 30, 2016, a decrease of $9.0 million, or 5.4%, compared with December 31, 2015.  The decrease was principally attributable to the redemption of Series C preferred stock of $16.4 million, partially offset by an increase in retained earnings of $6.3 million, an increase in the value of the securities portfolio recognized in other accumulated comprehensive earnings of $639 thousand, stock based compensation of $282 thousand and common stock issued upon exercise of stock options of $121.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations.  These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of June 30, 2016 to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

As of June 30, 2016

	Actual		Minimum Required for Capital Adequacy Purposes			To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$158,238	14.45%	$87,598	8.00%	$	N/A	N/A
Tier 1 capital (to risk weighted assets)	152,208	13.90%	65,698	6.00%		N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	142,837	13.04%	49,274	4.50%		N/A	N/A
Tier 1 leverage capital (to average assets)	152,208	9.32%	65,352	4.00%		N/A	N/A

The Bank(2)
Total capital (to risk weighted assets)	$144,892	13.22%	$87,707	8.00%		$109,634	10.00%
Tier 1 capital (to risk weighted assets)	138,862	12.67%	65,780	6.00%		87,707	8.00%
Common equity tier 1 capital (to risk weighted assets)	138,862	12.67%	49,335	4.50%		71,262	6.50%
Tier 1 leverage capital (to average assets)	138,862	8.49%	65,407	4.00%		81,759	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and diluted tangible book value per common share and compares these values with book value per common share:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$158,188	$155,092	$167,233	$126,054	$121,748
Less: preferred stock	—	—	16,372	16,365	16,363
Less: goodwill	18,130	18,130	18,130	18,130	18,130
Less: core deposit intangibles, net	1,376	1,462	1,549	926	986
Less: mortgage servicing asset	26	28	29	—	—
Tangible common equity	$138,656	$135,472	$131,153	$90,633	$86,269
Common shares outstanding at period end	8,219,415	8,211,727	8,211,727	6,270,727	6,270,727
Diluted common shares outstanding at period end	8,334,445	8,317,882	8,332,762	6,296,227	6,289,407
Book value per common share	$19.25	$18.89	$18.37	$17.49	$16.81
Tangible book value per common share	$16.87	$16.50	$15.97	$14.45	$13.76
Tangible book value per diluted common share	$16.64	$16.29	$15.74	$14.39	$13.72

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Total stockholders’ equity	$158,188	$155,092	$167,233	$126,054	$121,748
Less: preferred stock	—	—	16,372	16,365	16,363
Less: goodwill	18,130	18,130	18,130	18,130	18,130
Less: core deposit intangibles, net	1,376	1,462	1,549	926	986
Less: mortgage servicing asset	26	28	29	—	—
Tangible common equity	$138,656	$135,472	$131,153	$90,633	$86,269
Total assets	$1,544,857	$1,528,729	$1,585,727	$1,413,355	$1,350,719
Less: goodwill	18,130	18,130	18,130	18,130	18,130
Less: core deposit intangibles, net	1,376	1,462	1,549	926	986
Less: mortgage servicing asset	26	28	29	—	—
Tangible assets	$1,525,325	$1,509,109	$1,566,019	$1,394,299	$1,331,603
Equity to assets	10.24%	10.15%	10.55%	8.92%	9.01%
Tangible common equity to tangible assets	9.09%	8.98%	8.37%	6.50%	6.48%

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

The following table reconciles, as of the dates set forth below, return on average stockholders equity and return on average tangible common equity:

	As of and for the three months ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Total average stockholders’ equity	$156,403	$153,929	$140,207	$123,595	$120,066
Less: average intangible assets and preferred stock	21,309	20,616	29,314	35,144	34,463
Average tangible common equity	$135,094	$133,313	$110,893	$88,451	$85,603
Net income allocable to common stockholders	$2,846	$3,439	$2,506	$2,693	$2,526
Amortization of intangible assets	88	88	93	61	61
Less: tax effect of intangible assets amortization	31	31	33	21	21
Adjusted net income allocable to common stockholders	$2,903	$3,496	$2,566	$2,733	$2,566
Return on total average stockholders’ equity (ROAE) annualized	7.32%	8.99%	7.23%	8.78%	8.58%
Return on average tangible common equity (ROATCE) annualized	8.64%	10.55%	9.18%	12.26%	12.02%

Efficiency Ratio: The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate the efficiency ratio by dividing non-interest expense, excluding merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gain from securities transactions.  The GAAP-based efficiency ratio is non-interest expenses divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses, loss on debt extinguishment, net gain from securities transactions and net gain on acquisition.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio:

	Three months ended
	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
	(Dollars in thousands)
Non-interest expense	$9,941	$9,689	$11,664	$8,866	$9,027
Less: Merger expenses	—	—	1,614	77	—
Less: Loss on debt extinguishment	—	58	—	—	—
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$9,941	$9,631	$10,050	$8,789	$9,027
Net interest income	$12,194	$12,758	$12,313	$11,450	$11,466
Non-interest income	$2,452	$2,698	$3,325	$2,032	$2,048
Less: net gain from securities transactions	59	420	386	—	2
Less: net gain on acquisition	—	—	682	—	—
Non-interest income, excluding net gain from securities transactions and net gain on acquisition	$2,393	$2,278	$2,257	$2,032	$2,046
Net interest income plus non-interest income, excluding net gain from securities transactions and net gains on acquisition	$14,587	$15,036	$14,570	$13,482	$13,512
Non-interest expense to net interest income plus non-interest income	67.88%	62.69%	74.59%	65.76%	66.80%
Efficiency Ratio	68.15%	64.05%	68.98%	65.19%	66.81%

Item 3: Quantitative and Qualitative Disclosures About Market Risk

Our asset-liability policy provides guidelines to management for effective funds management, and management has established a measurement system for monitoring net interest rate sensitivity position within established guidelines.

As a financial institution, the primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term held-to-maturity.  Interest rate risk is the potential of economic gains or losses due to future interest rate changes.  These changes can be reflected in future net interest income and/or fair market values.  The objective is to measure the effect on net interest income (“NII”) and economic value of equity (“EVE”) and to adjust the balance sheet to minimize the inherent risk, while at the same time maximizing income.

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

The change in the impact of net interest income from the base case for June 30, 2016 and December 31, 2015, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage back security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for June 30, 2016 and December 31, 2015 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 46.2% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2016	December 31, 2015
+300 basis points	(6.1)%	(9.8)%
+200 basis points	(3.1)%	(6.1)%
+100 basis points	(0.8)%	(2.9)%
0 basis points	—	—
-100 basis points	(3.5)%	(4.0)%

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2016	December 31, 2015
+300 basis points	(10.6)%	(22.0)%
+200 basis points	(2.7)%	(12.3)%
+100 basis points	5.1%	(4.9)%
0 basis points	—	—
-100 basis points	(2.2)%	(3.4)%

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None

Item 6: Exhibits

The information required by this Item 6 is set forth in the Index to Exhibits following our signature page and is incorporated by reference or attached hereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Equity Bancshares, Inc.

August 15, 2016	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 15, 2016	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer

EQUITY BANCHSHARES, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Reorganization, dated as of July 14, 2016, by and between Equity Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with SEC on July 14, 2016).

10.1

Form of Voting Agreement, dated as of July 14, 2016, by and among Equity Bancshares, Inc., Brad S. Elliott, Community First Bancshares, Inc. and the stockholders party thereto (incorporated by reference to Exhibit A to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with SEC on July 14, 2016).

10.2

Form of Director Support Agreement, dated as of July 14, 2016, by and between Equity Bancshares, Inc. and each of the directors of Community First Bancshares, Inc. (incorporated by reference to Exhibit B to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with SEC on July 14, 2016).

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