Form 10-Q
period 2016-09-30
EQUITY BANCSHARES INC
filed 2016-11-14
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37624

EQUITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kansas	72-1532188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 East Kellogg Drive, Suite 300 Wichita, KS	67207
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 8, 2016
Class A Common Stock, par value $0.01 per share	7,326,410
Class B Non-Voting Common Stock, par value $0.01 per share	893,005

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
•

external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits, which may have an adverse impact on our financial condition;

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

•	the costs of integrating the businesses we acquire, which may be greater than expected;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;
•	restraints on the ability of Equity Bank to pay dividends to us, which could limit our liquidity;
•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;
•	additional regulatory requirements and restrictions on our business, which could impose additional costs on us;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;

•	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•	the departure of key members of our management personnel or our inability to hire qualified management personnel;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	the occurrence of adverse weather or manmade events, which could negatively affect our core markets or disrupt our operations;
•	an increase in FDIC deposit insurance assessments, which could adversely affect our earnings;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies; and
•	other factors that are discussed in “Item 1A - Risk Factors.”

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and December 31, 2015

(Dollar amounts in thousands)

	(Unaudited) September 30,	December 31,
	2016	2015
ASSETS
Cash and due from banks	$20,925	$36,276
Federal funds sold	922	20,553
Cash and cash equivalents	21,847	56,829
Interest-bearing time deposits in other banks	4,995	5,245
Available-for-sale securities	102,391	130,810
Held-to-maturity securities, fair value of $358,225 and $312,802	349,915	310,539
Loans held for sale	3,071	3,504
Loans, net of allowance for loan losses of $6,080 and $5,506	949,990	954,849
Other real estate owned, net	5,647	5,811
Premises and equipment, net	39,909	39,147
Bank owned life insurance	33,301	32,555
Federal Reserve Bank and Federal Home Loan Bank stock	11,587	11,013
Interest receivable	4,712	4,540
Goodwill	18,130	18,130
Core deposit intangible, net	1,289	1,549
Other	10,298	11,206
Total assets	$1,557,082	$1,585,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$169,368	$157,834
Total non-interest-bearing deposits	169,368	157,834
Savings, NOW, and money market	571,255	619,468
Time	437,109	438,612
Total interest-bearing deposits	1,008,364	1,058,080
Total deposits	1,177,732	1,215,914
Federal funds purchased and retail repurchase agreements	25,382	20,762
Federal Home Loan Bank advances	168,756	145,439
Bank stock loan	—	18,612
Subordinated debentures	9,431	9,251
Contractual obligations	2,831	3,093
Interest payable and other liabilities	11,702	5,423
Total liabilities	1,395,834	1,418,494
Commitments and contingent liabilities, see Notes 10 and 11
Stockholders’ equity, see Note 6
Preferred stock, Series C (liquidation preference of $16,372)	—	16,372
Common stock	97	97
Additional paid-in capital	138,546	138,077
Retained earnings	43,911	34,955
Accumulated other comprehensive loss	(1,409)	(2,371)
Employee stock loans	(242)	(242)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	161,248	167,233
Total liabilities and stockholders’ equity	$1,557,082	$1,585,727

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months ended September 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2016	2015	2016	2015
Interest and dividend income
Loans, including fees	$11,493	$10,713	$34,885	$31,862
Securities, taxable	1,855	1,912	6,051	5,441
Securities, nontaxable	383	291	1,043	746
Federal funds sold and other	519	283	1,513	549
Total interest and dividend income	14,250	13,199	43,492	38,598
Interest expense
Deposits	1,707	1,283	4,984	3,409
Federal funds purchased and retail repurchase agreements	16	17	42	47
Federal Home Loan Bank advances	386	141	1,063	267
Bank stock loan	—	146	—	446
Subordinated debentures	159	162	469	480
Total interest expense	2,268	1,749	6,558	4,649
Net interest income	11,982	11,450	36,934	33,949
Provision for loan losses	104	537	1,359	1,867
Net interest income after provision for loan losses	11,878	10,913	35,575	32,082
Non-interest income
Service charges and fees	851	653	2,437	1,823
Debit card income	722	556	2,127	1,537
Mortgage banking	442	277	1,019	855
Increase in value of bank owned life insurance	249	234	746	700
Net gain from securities transactions	—	—	479	370
Other	263	312	869	1,192
Total non-interest income	2,527	2,032	7,677	6,477
Non-interest expense
Salaries and employee benefits	5,391	4,659	15,849	14,243
Net occupancy and equipment	1,159	952	3,321	3,078
Data processing	883	746	2,590	2,127
Professional fees	527	498	1,544	1,410
Advertising and business development	353	295	901	863
Telecommunications	285	203	803	582
FDIC insurance	240	217	753	568
Courier and postage	179	112	482	375
Amortization of core deposit intangible	87	61	260	182
Loan expense	153	94	413	272
Other real estate owned	156	53	164	174
Loss on debt extinguishment	—	—	58	316
Merger expenses	237	77	237	77
Other	1,084	899	2,989	2,644
Total non-interest expense	10,734	8,866	30,364	26,911
Income before income taxes	3,671	4,079	12,888	11,648
Provision for income taxes	1,000	1,343	3,931	3,902
Net income	2,671	2,736	8,957	7,746
Dividends and discount accretion on preferred stock	—	(43)	(1)	(129)
Net income allocable to common stockholders	$2,671	$2,693	$8,956	$7,617
Basic earnings per share	$0.32	$0.43	$1.09	$1.21
Diluted earnings per share	$0.32	$0.43	$1.07	$1.21

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months ended September 30, 2016 and 2015

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$2,671	$2,736	$8,957	$7,746
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	355	826	1,988	555
Amortization of unrealized losses on held-to-maturity securities	165	167	457	590
Reclassification adjustment for net gains included in net income	—	—	(893)	(370)
Total other comprehensive income (loss)	520	993	1,552	775
Tax effect	(197)	(379)	(590)	(295)
Other comprehensive income (loss), net of tax	323	614	962	480
Comprehensive income	$2,994	$3,350	$9,919	$8,226

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2016 and 2015

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock		Additional		Accumulated Other	Employee		Total
	Series C	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2015	$16,359	6,067,511	$76	$98,398	$24,832	$(2,281)	$—	$(19,655)	$117,729
Net income	—	—	—	—	7,746	—	—	—	7,746
Other comprehensive income, net of tax effects	—	—	—	—	—	480	—	—	480
Accretion of discount on preferred stock	6	—	—	—	(6)	—	—	—	—
Stock based compensation	—	—	—	256	—	—	—	—	256
Common stock issued upon termination of restricted stock unit plan, net of employee stock loans	—	203,216	2	222	—	—	(1,215)	—	(991)
Repayment on employee stock loans	—	—	—	—	—	—	957	—	957
Cash dividends declared and accrued on preferred stock	—	—	—	—	(123)	—	—	—	(123)
Balance at September 30, 2015	$16,365	6,270,727	$78	$98,876	$32,449	$(1,801)	$(258)	$(19,655)	$126,054

Balance at January 1, 2016	$16,372	8,211,727	$97	$138,077	$34,955	$(2,371)	$(242)	$(19,655)	$167,233
Net income	—	—	—	—	8,957	—	—	—	8,957
Other comprehensive income, net of tax effects	—	—	—	—	—	962	—	—	962
Retirement of preferred stock	(16,372)	—	—	—	—	—	—	—	(16,372)
Stock based compensation	—	—	—	348	—	—	—	—	348
Common stock issued upon exercise of stock options	—	7,688	—	121	—	—	—	—	121
Cash dividends declared and accrued on preferred stock	—	—	—	—	(1)	—	—	—	(1)
Balance at September 30, 2016	$—	8,219,415	$97	$138,546	$43,911	$(1,409)	$(242)	$(19,655)	$161,248

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	(Unaudited) September 30,
	2016	2015
Cash flows from operating activities
Net income	$8,957	$7,746
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	348	256
Depreciation	1,258	1,240
Provision for loan losses	1,359	1,867
Net accretion (amortization) of purchase valuation adjustments	445	49
Amortization of premiums and discounts on securities	2,011	1,714
Amortization of intangibles	264	182
Deferred income taxes	(56)	(85)
FHLB stock dividends	(511)	(232)
Loss (gain) on sales and valuation adjustments on other real estate owned	(129)	(41)
Net loss (gain) on securities transactions	(479)	(370)
Loss (gain) on disposal of premise and equipment	(40)	11
Loss (gain) on sales of loans	(883)	(719)
Originations of loans held for sale	(36,037)	(31,608)
Proceeds from the sale of loans held for sale	37,354	31,278
Increase in the value of bank owned life insurance	(746)	(700)
Change in fair value of derivatives recognized in earnings	8	13
Net change in:
Interest receivable	(172)	(786)
Other assets	265	(552)
Interest payable and other liabilities	104	1,902
Net cash provided by (used in) operating activities	13,320	11,165
Cash flows to investing activities
Purchases of available-for-sale securities	(56,056)	(83,968)
Purchases of held-to-maturity securities	(69,959)	(77,450)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	86,066	27,429
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	34,472	34,783
Net change in interest-bearing time deposits in other banks	250	750
Net change in loans	1,457	(124,751)
Purchase of premises and equipment	(2,086)	(5,420)
Proceeds from sale of premise and equipment	208	15
Net redemption (purchase) of FHLB and FRB stock	(63)	(9,507)
Proceeds from sale of other real estate owned	2,830	1,613
Net cash provided by (used in) investing activities	(2,881)	(236,506)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(38,191)	46,473
Net change in federal funds purchased and retail repurchase agreements	4,620	(3,030)
Net borrowings (payments) on Federal Home Loan Bank line of credit	23,317	174,265
Principal payments on Federal Home Loan Bank term advances	―	(4,432)
Proceeds from bank stock loan	―	5,014
Principal payments on bank stock loan	(18,612)	(1,166)
Issuance of employee stock loans	—	(1,215)
Principal payments on employee stock loans	—	957
Proceeds from the exercise of employee stock options	109	—
Redemption of Series C preferred stock	(16,372)	—
Net change in contractual obligations	(262)	(143)
Dividends paid on preferred stock	(42)	(123)
Excess tax benefits recognized in termination of restricted stock unit plan	—	224
Excess tax benefits recognized on exercise of employee stock options	12	—
Net cash provided by (used in) financing activities	(45,421)	216,824
Net change in cash and cash equivalents	(34,982)	(8,517)
Cash and cash equivalents, beginning of period	56,829	31,707

	(Unaudited) September 30,
	2016	2015
Ending cash and cash equivalents	$21,847	$23,190
Supplemental cash flow information:
Interest paid	$6,375	$4,711
Income taxes paid, net of refunds	2,080	2,140
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	2,537	2,777
Preferred stock dividends payable at period end	—	41
Securities purchased but not settled	5,458	962
Loans purchased but not settled	—	10,078

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly owned subsidiary, Equity Bank, and Equity Bank’s wholly owned subsidiary, SA Holdings, Inc.  These entities are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 17, 2016.  Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016 or any other period.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets. This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities. The Company will be required to use a new forward-looking expected loss model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice, but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans. The ASU is effective for the Company beginning in the first quarter of 2020.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements.

In August 2016, FASB issued accounting standards update No. 2016-15, Statement of Cash Flows (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2017; however early adoption is permitted. Management is currently in the process of evaluating the impact of the update on the Company’s statement of cash flows.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Available-for-sale securities
U.S. government-sponsored entities	$4,756	$27	—	$4,783
Residential mortgage-backed securities (issued by government-sponsored entities)	92,672	689	—	93,361
Corporate	3,000	10	—	3,010
Small Business Administration loan pools	211	18	—	229
State and political subdivisions	500	7	—	507
Equity securities	500	1	—	501
	$101,639	$752	$—	$102,391
December 31, 2015
Available-for-sale securities
U.S. government-sponsored entities	$17,090	$23	$(77)	$17,036
Residential mortgage-backed securities (issued by government-sponsored entities)	109,784	234	(497)	109,521
Corporate	3,000	—	(46)	2,954
Small Business Administration loan pools	275	22	—	297
State and political subdivisions	504	4	—	508
Equity securities	500	—	(6)	494
	$131,153	$283	$(626)	$130,810

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2016
Held-to-maturity securities
Residential mortgage-backed (securities issued by government sponsored entities)	$257,008	$5,294	$(4)	$262,298
Corporate	12,987	289	(221)	13,055
Small Business Administration loan pools	2,399	66	—	2,465
State and political subdivisions	77,521	2,941	(55)	80,407
	$349,915	$8,590	$(280)	$358,225
December 31, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,669	$—	$(26)	$2,643
Residential mortgage-backed (securities issued by government sponsored entities)	230,554	1,208	(769)	230,993
Corporate	12,983	135	(360)	12,758
Small Business Administration loan pools	2,863	17	(5)	2,875
State and political subdivisions	61,470	2,077	(14)	63,533
	$310,539	$3,437	$(1,174)	$312,802

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at September 30, 2016, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$3,103	$3,123
One to five years	500	507	16,941	17,664
Five to ten years	7,756	7,793	22,105	23,660
After ten years	211	229	50,758	51,480
Mortgage-backed securities	92,672	93,361	257,008	262,298
Total debt securities	$101,139	$101,890	$349,915	$358,225

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $296,479 at September 30, 2016 and $368,926 at December 31, 2015.

At September 30, 2016, we had no available-for-sale securities with unrealized losses. The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2016 and December 31, 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2015
Available-for-sale securities
U.S. Government-sponsored entities	$9,923	$(77)	$—	$—	$9,923	$(77)
Residential mortgage-backed (issued by government-sponsored entities)	89,235	(497)	—	—	89,235	(497)
Corporate	2,954	(46)	—	—	2,954	(46)
Equity securities	—	—	494	(6)	494	(6)
Total temporarily impaired securities	$102,112	$(620)	$494	$(6)	$102,606	$(626)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2016
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$6,594	$(4)	$11,513	$(98)	$18,107	$(102)
Corporate	—	—	7,445	(221)	7,445	(221)
Small Business Administration loan pools	—	—	1,357	(2)	1,357	(2)
State and political subdivisions	9,272	(57)	—	—	9,272	(57)
Total temporarily impaired securities	$15,866	$(61)	$20,315	$(321)	$36,181	$(382)
December 31, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,643	$(26)	$—	$—	$2,643	$(26)
Residential mortgage-backed (issued by government-sponsored entities)	99,181	(1,077)	87,992	(1,629)	187,173	(2,706)
Corporate	5,505	(12)	7,253	(360)	12,758	(372)
Small Business Administration loan pools	1,315	(5)	1,560	(40)	2,875	(45)
State and political subdivisions	3,180	(29)	6,300	(77)	9,480	(106)
Total temporarily impaired securities	$111,824	$(1,149)	$103,105	$(2,106)	$214,929	$(3,255)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of September 30, 2016, the Company held 0 available-for-sale securities and 25 held-to-maturity securities in an unrealized loss position.

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

During the nine months ended September 30, 2016, the Company recorded an other-than-temporary impairment loss in the amount of $414, reflected in net gains from securities transactions.  The impairment loss reflects the difference between the amortized cost of the Company’s investment in AgriBank 9.125% subordinated notes, due July 2019 and the fair value attributable to AgriBank’s redemption call of those notes.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Proceeds	$—	$—	$70,957	$17,105
Gross gains	—	—	893	370
Gross losses	—	—	—	—
Income tax expense on net realized gains	—	—	342	142

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at September 30, 2016 and December 31, 2015 include:

	September 30, 2016	December 31, 2015
Commercial real estate	$417,496	$397,017
Commercial and industrial	234,977	262,032
Residential real estate	252,919	250,216
Agricultural real estate	15,991	18,180
Consumer	17,870	17,103
Agricultural	16,817	15,807
Total loans	956,070	960,355
Allowance for loan losses	(6,080)	(5,506)
Net loans	$949,990	$954,849

The Company has participated in mortgage finance loans with another institution, (the “originator”).  These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group.  These loans are typically on the Company’s balance sheet for 10 to 20 days.  The Company ceased participation in the program during 2016, and at September 30, 2016 and December 31, 2015, the Company had balances of $0 and $18,852 in mortgage finance loans classified as commercial and industrial.

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  In the first nine months of 2016, the Company purchased a pool of residential real estate loans totaling $19,641.  As of September 30, 2016 and December 31, 2015, residential real estate loans include $80,371 and $74,738 of purchased residential real estate loans from these pools of residential real estate loans.

Over-draft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $256 at September 30, 2016 and $280 at December 31, 2015.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended September 30, 2016 and 2015:

September 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,308	$1,574	$1,917	$41	$127	$63	$6,030
Provision for loan losses	307	(126)	(285)	(2)	207	3	104
Loans charged-off	(52)	(11)	(30)	—	(96)	—	(189)
Recoveries	32	26	51	1	25	—	135
Total ending allowance balance	$2,595	$1,463	$1,653	$40	$263	$66	$6,080

September 30, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$1,913	$2,228	$1,345	$25	$90	$42	$5,643
Provision for loan losses	(44)	493	20	(2)	68	2	537
Loans charged-off	(8)	(1,181)	(2)	—	(64)	—	(1,255)
Recoveries	79	—	18	—	15	1	113
Total ending allowance balance	$1,940	$1,540	$1,381	$23	$109	$45	$5,038

The following tables present the activity in the allowance for loan losses by class for the nine-month periods ended September 30, 2016 and 2015:

September 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Provision for loan losses	756	135	30	33	386	19	1,359
Loans charged-off	(276)	(73)	(278)	(23)	(377)	(3)	(1,030)
Recoveries	64	35	77	1	67	1	245
Total ending allowance balance	$2,595	$1,463	$1,653	$40	$263	$66	$6,080

September 30, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,897	$1,559	$1,190	$148	$81	$88	$5,963
Provision for loan losses	387	1,164	321	(125)	164	(44)	1,867
Loans charged-off	(1,464)	(1,190)	(158)	—	(182)	—	(2,994)
Recoveries	120	7	28	—	46	1	202
Total ending allowance balance	$1,940	$1,540	$1,381	$23	$109	$45	$5,038

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of September 30, 2016 and December 31, 2015:

September 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$354	$6	$101	$—	$26	$—	$487
Collectively evaluated for impairment	2,241	1,457	1,552	40	237	66	5,593
Purchase credit impaired loans	—	—	—	—	—	—	—
Total	$2,595	$1,463	$1,653	$40	$263	$66	$6,080
Loan Balance:
Individually evaluated for impairment	$2,031	$715	$2,345	$447	$309	$31	$5,878
Collectively evaluated for impairment	412,421	234,262	249,336	15,544	17,552	16,786	945,901
Purchase credit impaired loans	3,044	—	1,238	—	9	—	4,291
Total	$417,496	$234,977	$252,919	$15,991	$17,870	$16,817	$956,070

December 31, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$190	$6	$66	$—	$7	$—	$269
Collectively evaluated for impairment	1,861	1,360	1,758	29	180	49	5,237
Purchase credit impaired loans	—	—	—	—	—	—	—
Total	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Loan Balance:
Individually evaluated for impairment	$2,893	$1,182	$1,491	$—	$72	$95	$5,733
Collectively evaluated for impairment	389,756	260,850	247,368	18,180	17,000	15,712	948,866
Purchase credit impaired loans	4,368	—	1,357	—	31	—	5,756
Total	$397,017	$262,032	$250,216	$18,180	$17,103	$15,807	$960,355

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of September 30, 2016 and December 31, 2015.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	September 30, 2016			December 31, 2015
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,325	$1,208	$—	$563	$536	$—
Commercial and industrial	1,660	660	—	2,668	1,119	—
Residential real estate	1,580	1,336	—	984	585	—
Agricultural real estate	494	447	—	—	—	—
Consumer	115	49	—	—	—	—
Agricultural	36	32	—	95	95	—
Subtotal	7,210	3,732	—	4,310	2,335	—
With an allowance recorded:
Commercial real estate	892	859	354	4,217	3,176	190
Commercial and industrial	61	54	6	93	63	6
Residential real estate	1,052	1,009	101	697	660	66
Agricultural real estate	—	—	—	—	—	—
Consumer	316	260	26	75	72	7
Agricultural	—	—	—	—	—	—
Subtotal	2,321	2,182	487	5,082	3,971	269
Total	$9,531	$5,914	$487	$9,392	$6,306	$269

The tables below present average recorded investment and interest income related to impaired loans for the three months and nine months ended September 30, 2016 and 2015.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,760	$2	$606	$—
Commercial and industrial	697	—	744	4
Residential real estate	1,004	12	563	—
Agricultural real estate	589	—	—	—
Consumer	49	—	—	—
Agricultural	184	—	—	—
Subtotal	4,283	14	1,913	4
With an allowance recorded:
Commercial real estate	849	10	2,705	37
Commercial and industrial	57	—	1,985	—
Residential real estate	931	10	704	10
Agricultural real estate	—	—	—	—
Consumer	263	1	27	—
Agricultural	—	5	—	—
Subtotal	2,100	26	5,421	47
Total	$6,383	$40	$7,334	$51

	As of and for the nine months ended
	September 30, 2016		September 30, 2015
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,385	$6	$945	$8
Commercial and industrial	799	―	599	11
Residential real estate	776	15	608	—
Agricultural real estate	449	—	66	—
Consumer	26	—	3	—
Agricultural	121	1	―	—
Subtotal	3,556	22	2,221	19
With an allowance recorded:
Commercial real estate	1,998	14	3,921	42
Commercial and industrial	93	—	1,655	26
Residential real estate	903	13	714	12
Agricultural real estate	―	—	78	—
Consumer	202	6	29	—
Agricultural	24	5	—	—
Subtotal	3,220	38	6,397	80
Total	$6,776	$60	$8,618	$99

The following tables present the aging of the recorded investment in past due loans as of September 30, 2016 and December 31, 2015, by portfolio and class of loans:

September 30, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,007	$7	$—	$2,570	$413,912	$417,496
Commercial and industrial	89	1,080	—	715	233,093	234,977
Residential real estate	118	42	—	3,077	249,682	252,919
Agricultural real estate	223	—	—	447	15,321	15,991
Consumer	71	—	—	317	17,482	17,870
Agricultural	23	—	—	31	16,763	16,817
Total	$1,531	$1,129	$—	$7,157	$946,253	$956,070

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$645	$108	$—	$4,448	$391,816	$397,017
Commercial and industrial	2	164	—	1,182	260,684	262,032
Residential real estate	166	545	35	2,369	247,101	250,216
Agricultural real estate	138	—	—	—	18,042	18,180
Consumer	96	97	—	103	16,807	17,103
Agricultural	—	—	—	95	15,712	15,807
Total	$1,047	$914	$35	$8,197	$950,162	$960,355

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship.  The Company uses the following definitions for risk ratings:

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

The risk category of loans by class of loans is as follows as of September 30, 2016 and December 31, 2015:

September 30, 2016	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$410,949	$—	$6,547	$—	$417,496
Commercial and industrial	232,461	—	2,516	—	234,977
Residential real estate	249,516	—	3,403	—	252,919
Agricultural real estate	15,187	—	804	—	15,991
Consumer	17,553	—	317	—	17,870
Agricultural	16,474	—	343	—	16,817
Total	$942,140	$—	$13,930	$—	$956,070

December 31, 2015	Pass	Special Mention	Substandard	Doubtful	Total
Commercial real estate	$386,917	$—	$10,100	$—	$397,017
Commercial and industrial	260,669	—	1,363	—	262,032
Residential real estate	246,901	—	3,315	—	250,216
Agricultural real estate	17,810	—	370	—	18,180
Consumer	17,000	—	103	—	17,103
Agricultural	15,707	—	100	—	15,807
Total	$945,004	$—	$15,351	$—	$960,355

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchase credit impaired loans as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Contractually required principal payments	$5,734	$7,550
Discount	(1,443)	(1,794)
Recorded investment	$4,291	$5,756

The accretable yield associated with these loans was $798 and $935 as of September 30, 2016 and December 31, 2015.  The interest income recognized on these loans for the three-month and nine-month periods ended September 30, 2016 and 2015 was $196, $434, $223 and $593.  For the three-month and nine-month periods ended September 30, 2016 and 2015, no provision for loan losses was recorded for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of September 30, 2016 or December 31, 2015.

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

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At September 30, 2016, the portfolio of interest rate swaps had a weighted average maturity of 7.8 years, a weighted average pay rate of 5.03% and a weighted average rate received of 3.77%.  At December 31,

2015, the portfolio of interest rate swaps had a weighted average maturity of 10.0 years, a weighted average pay rate of 4.45% and a weighted average rate received of 2.37%.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At September 30, 2016, the interest rate cap had a term of 3.1 years and a cap rate of 4.50%. At December 31, 2015, the interest rate cap had a term of 3.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$20,501	$—	$1,003	$12,284	$—	$246
Total derivatives designated as hedging relationships	20,501	—	1,003	12,284	—	246
Derivatives not designated as hedging instruments:
Interest rate caps/floors	2,935	1	—	3,140	2	—
Total derivatives not designated as hedging instruments	2,935	1	—	3,140	2	—
Total	$23,436	1	1,003	$15,424	2	246
Cash collateral		—	(1,160)		—	(270)
Netting adjustments		157	157		24	24
Net amount presented in Balance Sheet		$158	$—		$26	$—

For the three-month and nine-month periods ended September 30, 2016 and 2015, the Company recorded net gains/(losses) on derivatives and hedging activities:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	1	(3)	(1)	(9)
Total net gains (losses) related to derivatives not designated as hedging instruments	1	(3)	(1)	(9)
Net gains (losses) on derivatives and hedging activities	$1	$(3)	$(1)	$(9)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended September 30, 2016 and 2015.

	September 30, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$100	$(100)	$—	$(50)
Total	$100	$(100)	$—	$(50)

	September 30, 2015
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(342)	$342	$—	$(37)
Total	$(342)	$342	$—	$(37)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine-month periods ended September 30, 2016 and 2015.

	September 30, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(750)	$750	$—	$(136)
Total	$(750)	$750	$—	$(136)

	September 30, 2015
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(357)	$357	$—	$(47)
Total	$(357)	$357	$—	$(47)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Federal funds purchased	$—	$—
Retail repurchase agreements	25,382	20,762

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $25,027 and $25,756 at September 30, 2016 and December 31, 2015.  The agreements are on a day-to-day basis and can be terminated on demand.

	September 30, 2016	December 31, 2015
Year-to-date average daily balance during the period	$22,680	$24,853
Maximum month-end balance during the period	$25,382	$27,951
Weighted average interest rate at period-end	0.28%	0.24%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Federal Home Loan Bank line of credit advances	$168,756	$145,439
Federal Home Loan Bank fixed rate term advances	—	—
Total Federal Home Loan Bank advances	$168,756	$145,439

At September 30, 2016, the Company had $168,756 drawn against its line of credit at a weighted average rate of 0.54%.  At December 31, 2015, the $145,439 drawn against the Federal Home Loan Bank line of credit was at a weighted average rate of 0.48%.

In February 2015, all of the Company’s Federal Home Loan Bank term advances were prepaid.  The Company recorded a loss on debt extinguishment of $316 for the nine months ended September 30, 2015 in connection with the prepayment of the Federal Home Loan Bank term advances.

The advances were collateralized by certain qualifying loans totaling $336,666 and $318,759 at September 30, 2016 and December 31, 2015.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $167,146 and $172,557 at September 30, 2016 and December 31, 2015.

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

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At December 31, 2015, the Company had 16,372 shares of Series C, senior non-cumulative perpetual preferred stock (“Series C preferred stock”) with a par value of $0.01 per share and a dividend rate of 1.0% issued and outstanding.  The Company issued the Series C preferred stock having a per share liquidation amount of $1,000 per share to the United States Treasury as part of the Small Business Lending Fund.  The Series C preferred stock qualified as Tier 1 capital.  A portion of the proceeds of the IPO were used to redeem the Series C preferred stock on January 4, 2016 at liquidation amount of $16,372.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
Class A common stock – issued	8,593,027	8,421,060
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	7,321,984	7,150,017
Class B common stock – issued	1,132,334	1,296,613
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	897,431	1,061,710

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

Restricted stock unit plan termination loans

In connection with the termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units.  Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense.  Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance.  These loans totaling $242 at September 30, 2016 and $242 at December 31, 2015, are collateralized with the shares received, have a maturity date of December 31, 2016 and have an interest rate of 0.56%.

Accumulated other comprehensive income (loss)

At September 30, 2016 and December 31, 2015, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of September 30, 2016 and December 31, 2015 were as follows:

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income
September 30, 2016
Net unrealized or unamortized gains (losses)	$752	$(3,034)	$(2,282)
Tax effect	(288)	1,161	873
	$464	$(1,873)	$(1,409)
December 31, 2015
Net unrealized or unamortized gains (losses)	$(343)	$(3,491)	$(3,834)
Tax effect	128	1,335	1,463
	$(215)	$(2,156)	$(2,371)

NOTE 7 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  Management believes as of September 30, 2016 and December 31, 2015, that the Company and Equity Bank meet all capital adequacy requirements to which they are subject, including the capital conservation buffer requirement.

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

As of September 30, 2016, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2016 and December 31, 2015 are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total capital to risk weighted assets
Equity Bancshares, Inc.	$161,156	15.02%	$85,863	8.0%	$ N/A	N/A
Equity Bank	145,121	13.50%	85,968	8.0%	107,460	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	155,076	14.45%	64,397	6.0%	N/A	N/A
Equity Bank	139,041	12.94%	64,476	6.0%	85,968	8.0%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	145,645	13.57%	48,298	4.5%	N/A	N/A
Equity Bank	139,041	12.94%	48,357	4.5%	69,849	6.5%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	155,076	9.42%	65,882	4.0%	N/A	N/A
Equity Bank	139,041	8.44%	65,935	4.0%	82,419	5.0%
December 31, 2015
Total capital to risk weighted assets
Equity Bancshares, Inc.	$156,358	14.35%	$87,146	8.0%	$ N/A	N/A
Equity Bank	139,275	12.77%	87,256	8.0%	109,070	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	150,852	13.85%	65,359	6.0%	N/A	N/A
Equity Bank	133,769	12.26%	65,442	6.0%	87,256	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	134,480	12.35%	49,019	4.5%	N/A	N/A
Equity Bank	133,769	12.26%	49,082	4.5%	70,896	6.5%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	150,852	9.47%	63,728	4.0%	N/A	N/A
Equity Bank	133,769	8.39%	63,790	4.0%	79,737	5.0%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine months ended September 30, 2016 and 2015:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Basic:
Net income allocable to common stockholders	$2,671	$2,693	$8,956	$7,617
Weighted average common shares outstanding	8,219,415	6,270,727	8,215,760	6,161,303
Weighted average vested restricted stock units	—	—	—	109,424
Weighted average shares	8,219,415	6,270,727	8,215,760	6,270,727
Basic earnings per common share	$0.32	$0.43	$1.09	$1.21
Diluted:
Net income allocable to common stockholders	$2,671	$2,693	$8,956	$7,617
Weighted average common shares outstanding for:
Basic earnings per common share	8,219,415	6,270,727	8,215,760	6,270,727
Dilutive effects of the assumed exercise of stock options	128,151	24,860	117,853	19,675
Average shares and dilutive potential common shares	8,347,566	6,295,587	8,333,613	6,290,402
Diluted earnings per common share	$0.32	$0.43	$1.07	$1.21

Average outstanding stock options of 87,992 and 123,700 for the three-month periods ended September 30, 2016 and 2015 and 88,536 and 124,506 for the nine-month periods ended September 30, 2016 and 2015 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the hierarchy:

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of securities available-for-sale are carried at fair value on a recurring basis.  To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as Level 1.  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company’s available-for-sale securities, including U.S. Government sponsored agencies, residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies), corporate securities, Small Business Administration securities, and State and Political Subdivision securities are classified as Level 2.

The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the interest rate derivative.  Cash collateral received from or delivered to a derivative counterparty is classified as Level 1.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$4,783	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	93,361	—
Corporate	—	3,010	—
Small Business Administration loan pools	—	229	—
State and political subdivisions	—	507	—
Equity securities	501	—	—
Derivative assets:
Derivative assets	—	1	—
Cash collateral held by counterparty	157	—	—
Total derivative assets (included in other assets)	157	1	—
Total assets	$658	$101,891	$—
Liabilities:
Derivative liabilities:
Interest rate swaps	$—	$1,003	$—
Cash collateral held by counterparty	(1,003)	—	—
Total derivative liabilities (included in other liabilities)	(1,003)	1,003	—
Total liabilities	$(1,003)	$1,003	$—

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$17,036	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	109,521	—
Corporate	—	2,954	—
Small Business Administration loan pools	—	297	—
State and political subdivisions	—	508	—
Equity securities	—	494	—
Derivative assets:
Derivative assets (included in other assets)	—	2	—
Cash collateral held by counterparty	24	—	—
Total derivative assets	24	2	—
Total assets	$24	$130,812	$—
Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$246	$—
Cash collateral held by counterparty	(246)	—	—
Total derivative liabilities	(246)	246	—
Total liabilities	$(246)	$246	$—

There were no material transfers between levels during the nine months ended September 30, 2016 or the year ended December 31, 2015. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2016
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$505
Commercial and industrial	—	—	48
Residential real estate	—	—	908
Other	—	—	234
Other real estate owned:
Commercial real estate	—	—	523
Residential real estate	—	—	445

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,986
Commercial and industrial	—	—	57
Residential real estate	—	—	594
Other	—	—	65
Other real estate owned:
Commercial real estate	—	—	524
Residential real estate	—	—	387

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2016 or at December 31, 2015.

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

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
September 30, 2016
Impaired loans	$1,695	Sales Comparison Approach	Adjustments for differences between comparable sales	6%-10% (8%)
December 31, 2015
Impaired loans	$3,702	Sales Comparison Approach	Adjustments for differences between comparable sales	7%-29% (18%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	September 30, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$21,847	$21,847	$21,847	$—	$—
Interest bearing deposits	4,995	4,995	—	4,995	—
Available-for-sale securities	102,391	102,391	501	101,890	—
Held-to-maturity securities	349,915	358,225	—	358,225	—
Loans held for sale	3,071	3,071	—	3,071	—
Loans, net of allowance for loan losses	949,990	946,120	—	—	946,120
Federal Reserve Bank and Federal Home Loan Bank stock	11,587	N/A	N/A	N/A	N/A
Interest receivable	4,712	4,712	—	4,712	—
Derivative assets	—	—	—	—	—
Cash collateral held by derivative counterparty	157	157	157	—	—
Total derivative assets	157	157	157	—	—
Total assets	$1,448,665	$1,441,518	$22,505	$472,893	$946,120
Financial liabilities:
Deposits	$1,177,732	$1,184,476	$—	$1,184,476	$—
Federal funds purchased and retail repurchase agreements	25,382	25,382	—	25,382	—
Federal Home Loan Bank advances	168,756	168,756	—	168,756	—
Subordinated debentures	9,431	9,431	—	9,431	—
Contractual obligations	2,831	2,831	—	2,831	—
Interest payable	567	567	—	567	—
Derivative liabilities	1,003	1,003	—	1,003	—
Cash collateral held by derivative counterparty	(1,003)	(1,003)	(1,003)	—	—
Total derivative liabilities	—	—	(1,003)	1,003	—
Total liabilities	$1,384,699	$1,391,443	$(1,003)	$1,392,446	$—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$56,829	$56,829	$56,829	$—	$—
Interest bearing deposits	5,245	5,245	—	5,245	—
Available-for-sale securities	130,810	130,810	—	130,810	—
Held-to-maturity securities	310,539	312,802	—	312,802	—
Loans held for sale	3,504	3,504	—	3,504	—
Loans, net of allowance for loan losses	954,849	957,039	—	—	957,039
Federal Reserve Bank and Federal Home Loan Bank stock	11,013	N/A	N/A	N/A	N/A
Interest receivable	4,540	4,540	—	4,540	—
Derivative assets	2	2	—	2	—
Cash collateral held by derivative counterparty	24	24	24	—	—
Total derivative assets	26	26	24	2	—
Total assets	$1,477,355	$1,470,795	$56,853	$456,903	$957,039
Financial liabilities:
Deposits	$1,215,914	$1,220,657	$—	$1,220,657	$—
Federal funds purchased and retail repurchase agreements	20,762	20,762	—	20,762	—
Federal Home Loan Bank advances	145,439	145,439	—	145,439	—
Bank stock loan	18,612	18,612	—	18,612	—
Subordinated debentures	9,251	9,251	—	9,251	—
Contractual obligations	3,093	3,093	—	3,093	—
Interest payable	737	737	—	737	—
Derivative liabilities	246	246	—	246	—
Cash collateral held by derivative counterparty	(246)	(246)	(246)	—	—
Total derivative liabilities	—	—	(246)	246	—
Total liabilities	$1,413,808	$1,418,551	$(246)	$1,418,797	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$18,118	$48,342	$30,261	$55,694
Mortgage loans in the process of origination	7,899	1,085	5,116	1,941
Unused lines of credit	26,396	61,265	44,392	55,769

The fixed rate loan commitments have interest rates ranging from 3.01% to 12.0% and maturities ranging from 1 month to 133 months.

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

The contractual amounts of standby letters of credit as of September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$4,301	$591	$3,588	$1,253

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

NOTE 12 – SUBSEQUENT EVENTS

On July 14, 2016, the Company entered into a definitive agreement pursuant to which it will acquire Community First Bancshares, Inc. (“CFBI”) through the merger of CFBI with and into the Company, with the Company surviving the merger.  CFBI is the holding company of Community First Bank, which has five branch locations in Arkansas: Harrison (2), Berryville, Eureka Springs, and Pea Ridge.  After receiving the necessary regulatory approvals and the approvals of CFBI’s and the Company’s stockholders, the transaction closed on November 10, 2016.

On October 20, 2016, the Company entered into a definitive merger agreement to acquire all the common stock of Prairie State Bancshares, Inc. (“Prairie”), headquartered in Hoxie, Kansas, the holding company of State Bank. Prairie conducts business through three State Bank branches located in Hoxie, Grinnell and Quinter, Kansas. The transaction is expected to close in the first quarter of 2017, subject to customary closing conditions, including the receipt of regulatory approval and the approval of Prairie’s stockholders.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 29 full service branches located in Kansas and Missouri.  As of September 30, 2016, we had consolidated total assets of $1.56 billion, total loans held for investment of $950.0 million (net of allowances), total deposits of $1.18 billion and total stockholders’ equity of $161.2 million.  During the three-month periods ended September 30, 2016 and September 30, 2015, net income was $2.7 million and $2.7 million and for the nine-month periods ended September 30, 2016 and September 30, 2015, net income was $9.0 million and $7.7 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$14,250	$14,380	$14,862	$14,430	$13,199
Interest expense	2,268	2,186	2,104	2,117	1,749
Net interest income	11,982	12,194	12,758	12,313	11,450
Provision for loan losses	104	532	723	1,180	537
Net gain on acquisition	—	—	—	682	—
Net gain from securities transactions	—	59	420	386	—
Other non-interest income	2,527	2,393	2,278	2,257	2,032
Merger expenses	237	—	—	1,614	77
Loss on debt extinguishment	—	—	58	—	—
Other non-interest expense	10,497	9,941	9,631	10,050	8,789
Income before income taxes	3,671	4,173	5,044	2,794	4,079
Provision for income taxes	1,000	1,327	1,604	240	1,343
Net income	2,671	2,846	3,440	2,554	2,736
Dividends and discount accretion on preferred stock	—	—	(1)	(48)	(43)
Net income allocable to common stockholders	2,671	2,846	3,439	2,506	2,693
Basic earnings per share	$0.32	$0.35	$0.42	$0.35	$0.43
Diluted earnings per share	$0.32	$0.34	$0.41	$0.34	$0.43
Balance Sheet Data (at period end)
Cash and cash equivalents	$21,847	$46,202	$44,586	$56,829	$23,193
Available-for-sale securities	102,391	74,976	113,821	130,810	109,906
Held-to-maturity securities	349,915	317,509	301,931	310,539	303,695
Loans held for sale	3,071	4,002	3,200	3,504	1,948
Gross loans held for investment	956,070	980,110	938,055	960,355	855,676
Allowance for loan losses	6,080	6,030	5,980	5,506	5,038
Loans held for investment, net of allowance for loan losses	949,990	974,080	932,075	954,849	850,638
Goodwill and core deposit intangibles, net	19,419	19,506	19,592	19,679	19,056
Mortgage servicing asset	25	26	28	29	—
Total assets	1,557,082	1,544,857	1,528,729	1,585,727	1,413,355
Total deposits	1,177,732	1,196,767	1,234,165	1,215,914	1,027,650
Borrowings	203,569	179,801	130,651	194,064	241,254
Total liabilities	1,395,834	1,386,669	1,373,637	1,418,494	1,287,301
Total stockholders’ equity	161,248	158,188	155,092	167,233	126,054
Tangible common equity*	141,804	138,656	135,472	131,153	90,633
Performance ratios
Return on average assets (ROAA) annualized	0.64%	0.69%	0.83%	0.63%	0.77%
Return on average equity (ROAE) annualized	6.65%	7.32%	8.99%	7.23%	8.78%
Return on average tangible common equity (ROATCE) annualized*	7.94%	8.64%	10.55%	9.18%	12.26%
Yield on loans annualized	4.72%	4.89%	5.04%	4.95%	5.11%
Cost of interest-bearing deposits annualized	0.66%	0.64%	0.61%	0.61%	0.57%
Net interest margin annualized	3.06%	3.18%	3.33%	3.26%	3.48%
Efficiency ratio*	72.35%	68.15%	64.05%	68.98%	65.19%
Non-interest income / average assets annualized	0.60%	0.60%	0.65%	0.82%	0.57%
Non-interest expense / average assets annualized	2.56%	2.42%	2.35%	2.87%	2.49%
Capital Ratios
Tier 1 Leverage Ratio	9.42%	9.32%	9.10%	9.47%	7.94%
Common Equity Tier 1 Capital Ratio	13.57%	13.04%	13.13%	12.35%	9.44%
Tier 1 Risk Based Capital Ratio	14.45%	13.90%	14.01%	13.85%	11.08%

Total Risk Based Capital Ratio	15.02%	14.45%	14.57%	14.35%	11.58%
Equity / Assets	10.36%	10.24%	10.15%	10.55%	8.92%
Tangible common equity to tangible assets*	9.22%	9.09%	8.98%	8.37%	6.50%
Book value per share	$19.62	$19.25	$18.89	$18.37	$17.49
Tangible common book value per share*	$17.25	$16.87	$16.50	$15.97	$14.45
Tangible common book value per diluted share*	$16.95	$16.64	$16.29	$15.74	$14.39

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

Emerging Growth Company: Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.  We have irrevocably elected to adopt new accounting standards within the public company adoption period.

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

Net Income

Three months ended September 30, 2016 compared with three months ended September 30, 2015:

Net income for the three months ended September 30, 2016 was $2.7 million as compared to net income of $2.7 million for the three months ended September 30, 2015.  Net income allocable to common stockholders also was $2.7 million for the three months ended September 30, 2016, compared to $2.7 million for the three months ended September 30, 2015, a decrease of $22 thousand, or 0.8%.  On January 4, 2016, we redeemed the Series C preferred stock initially issued to the U.S. Treasury in 2011 as part of the Small Business Lending Fund.  During 2015, the Series C preferred stock paid dividends at a rate of 1.0% on the $16.4 million outstanding.  Net income allocable to common stock holders for the third quarter of 2016 increased $43 thousand due to redemption of the preferred stock.  Also, during the three-month period ended September 30, 2016, increases in net interest income of $532 thousand and non-interest income of $495 thousand were offset by an increase in non-interest expense of $1.9 million when compared to the three-month period ended September 30, 2015.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015:

Net income for the nine months ended September 30, 2016 was $9.0 million as compared to net income of $7.7 million for the nine months ended September 30, 2015.  Net income allocable to common stockholders also was $9.0 million for the nine months ended September 30, 2016, compared to $7.6 million for the nine months ended September 30, 2015, an increase of $1.3 million, or 17.6%.  On January 4, 2016, we redeemed the Series C preferred stock initially issued to the U.S. Treasury in 2011 as part of the Small Business Lending Fund.  During 2015, the Series C preferred stock paid dividends at a rate of 1.0% on the $16.4 million outstanding.  Net income allocable to common stock holders for the first nine months of 2016 increased $128 thousand due to redemption of the preferred stock.  Also, during the nine-month period ended September 30, 2016, increases in net interest income of $3.0 million and non-interest income of $1.2 million were partially offset by an increase in non-interest expense of $3.5 million when compared to the nine-month period ended September 30, 2015.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended September 30, 2016 compared with three months ended September 30, 2015: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2016 and 2015.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$968,402	$11,493	4.72%	$831,553	$10,713	5.11%
Taxable securities	357,365	1,855	2.07%	351,156	1,912	2.16%
Nontaxable securities	57,011	383	2.67%	46,546	291	2.48%
Federal funds sold and other	172,733	519	1.20%	75,406	283	1.49%
Total interest-earning assets	1,555,511	$14,250	3.65%	1,304,661	$13,199	4.01%
Non-interest-earning assets:
Other real estate owned, net	5,004			6,349
Premises and equipment, net	39,523			38,130
Bank owned life insurance	33,138			29,275
Goodwill and core deposit intangible, net	19,483			19,082
Other non-interest-earning assets	15,875			12,575
Total assets	$1,668,534			$1,410,072
Interest-bearing liabilities:
Interest-bearing demand deposits	$278,061	$192	0.28%	$241,726	$142	0.23%
Savings and money market	304,999	316	0.41%	257,729	248	0.38%
Savings, NOW and money market	583,060	508	0.35%	499,455	390	0.31%
Certificates of deposit	439,095	1,199	1.09%	387,251	893	0.92%
Total interest-bearing deposits	1,022,155	1,707	0.66%	886,706	1,283	0.57%
FHLB term and line of credit advances	280,254	386	0.55%	210,136	141	0.27%
Bank stock loan	—	—	0.00%	14,167	146	4.10%
Subordinated borrowings	9,392	159	6.76%	9,140	162	7.01%
Other borrowings	24,535	16	0.26%	25,563	17	0.25%
Total interest-bearing liabilities	1,336,336	$2,268	0.68%	1,145,712	$1,749	0.61%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	162,562			133,949
Non-interest-bearing liabilities	9,749			6,816
Stockholders’ equity	159,887			123,595
Total liabilities and stockholders’ equity	$1,668,534			$1,410,072
Net interest income		$11,982			$11,450
Interest rate spread			2.97%			3.40%
Net interest margin(2)			3.06%			3.48%
Total cost of deposits, including non-interest bearing deposits	$1,184,717	$1,707	0.57%	$1,020,655	$1,283	0.50%
Average interest-earning assets to interest-bearing liabilities			116.40%			113.87%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended September 30, 2016 and 2015.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2016 and 2015

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$1,669	$(889)	$780
Taxable securities	32	(89)	(57)
Nontaxable securities	70	22	92
Federal funds sold and other	302	(66)	236
Total interest-earning assets	$2,073	$(1,022)	$1,051
Interest-bearing liabilities:
Savings, NOW and money market	$70	$48	$118
Certificates of deposit	130	176	306
Total interest-bearing deposits	200	224	424
FHLB term and line of credit advances	60	185	245
Bank stock loan	(146)	—	(146)
Subordinated borrowings	3	(6)	(3)
Other borrowings	(1)	—	(1)
Total interest-bearing liabilities	$116	$403	$519
Net Interest Income	$1,957	$(1,425)	$532

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

Net interest income before the provision for loan losses for the three months ended September 30, 2016 was $12.0 million compared with $11.5 million for the three months ended September 30, 2015, an increase of $532 thousand, or 4.6%.  Interest income for the three months ended September 30, 2016 was $14.3 million, an increase of $1.1 million, or 8.0%, from $13.2 million for the three months ended September 30, 2015.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the three months ended September 30, 2016 was $2.3 million, an increase of $519 thousand, or 29.7%, from $1.7 million for the three months ended September 30, 2015.  The increase in interest expense was primarily due to an increase in the average rate paid on interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $11.5 million for the three months ended September 30, 2016, an increase of $780 thousand, or 7.3%, compared with the three months ended September 30, 2015.  This increase was due to an increase in average loans, partially offset by a decrease in the average yield on the loan portfolio.  The increase in average loan volume was primarily from increases in average loan volume of $83.1 million in mortgage loans, $39.3 million in commercial real estate loans, $6.7 million in commercial and industrial loans and $8.0 million in consumer loans.  The average yield on loans was 4.72% for the three months ended September 30, 2016 and 5.11% for the three months ended September 30, 2015.  The average yield on loans excluding loan fees was 4.57% for the three months ended September 30, 2016 and 4.82% for the three months ended September 30, 2015.  The decrease in yield excluding loan fees was primarily due to decreases in average yields on commercial loans, mortgage loans and agricultural loans.  The decrease in yield on commercial loans was the result of loan growth in a lower interest rate environment and the payoff of older higher yielding loans.  The decrease in the yield on mortgage loans is due to the pay down of higher-rate older loans and origination and purchase of new loans in a low interest rate environment.  The decrease in yield on agricultural loans was the result of pay downs of higher-rate, higher-credit-risk loans.  Interest income on all securities was $2.2 million for the quarter ended September 30, 2016, an increase of $35 thousand when compared to the quarter ended September 30, 2015.  The increase was due to the increase in average total securities of $16.7 million and a five basis point decrease in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities and municipal securities.

Interest expense was $2.3 million for the three months ended September 30, 2016, an increase of $519 thousand over interest expense of $1.7 million for the three months ended September 30, 2015.  The change in interest expense was primarily due to an increase of $190.6 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $83.6 million for the three months ended September 30, 2016 when compared to the three months ended September 30, 2015, and the average rate on these interest-bearing deposits increased from 0.31% to 0.35% for the same periods.  The average balance increase in interest-bearing deposits is the result of actively managing deposits as a funding vehicle and expansion of our customer base.  The increase in rate on interest-bearing deposits was the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $51.8 million for the three months ended September 30, 2016 compared to the three months ended September 30, 2015, and the average rate increased from 0.92% to 1.09% for the same period.  The increase in interest expense on certificates of deposit was primarily due to the increase in longer term higher rate certificates of deposits.  In February 2015, we prepaid older higher cost FHLB term advances and began using the FHLB line of credit advance option, which is pre-payable without a fee and resulted in a much lower funding cost.  In January 2016, we repaid our bank stock loan using $18.6 million of the proceeds from the 2015 IPO.  Total cost of funds increased seven basis points to 0.68% for the three months ended September 30, 2016 from 0.61% for the three months ended September 30, 2015.

Net interest margin was 3.06% for the three months ended September 30, 2016, a decrease of 42 basis points when compared with net interest margin of 3.48% for the three months ended September 30, 2015. The decline in our net interest margin for the three months ended September 30, 2016 is primarily due to the decrease in overall yield on interest-earnings assets and the continued utilization of an existing “leverage” or “spread” opportunity. The decrease in yield on interest-earning assets is primarily due to growth in a continually low interest rate environment, lower loan originations, and the pay down of older higher yielding assets. The spread opportunity involves borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions. We utilize the spread opportunity to generate additional income.  We can reduce or terminate the spread opportunity each business day and we do not presently anticipate that this opportunity will be part of our core earnings stream or strategy. Our net interest margin without the spread opportunity would have been approximately 3.33% for the three months ended September 30, 2016 and 3.58% for the three months ended September 30, 2015. These changes, including the spread opportunity, resulted in an increase in net interest income of $532 thousand, an increase in average interest-earning assets of $250.9 million and a decrease in net interest margin of 42 basis points when comparing the three-month periods ended September 30, 2016 and 2015.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine-month periods ended September 30, 2016 and 2015.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2016			2015
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$954,388	$34,885	4.88%	$781,080	$31,862	5.45%
Taxable securities	365,469	6,051	2.21%	323,195	5,441	2.25%
Nontaxable securities	51,822	1,043	2.69%	42,390	746	2.35%
Federal funds sold and other	174,923	1,513	1.16%	43,876	549	1.67%
Total interest-earning assets	1,546,602	$43,492	3.76%	1,190,541	$38,598	4.33%
Non-interest-earning assets:
Other real estate owned, net	5,622			5,722
Premises and equipment, net	39,135			36,228
Bank owned life insurance	32,891			29,045
Goodwill and core deposit intangible, net	19,572			19,142
Other non-interest-earning assets	16,678			12,893
Total assets	$1,660,500			$1,293,571
Interest-bearing liabilities:
Interest-bearing demand deposits	$296,807	$593	0.27%	$258,122	$475	0.25%
Savings and money market	308,165	943	0.41%	249,192	629	0.34%
Savings, NOW and money market	604,972	1,536	0.34%	507,314	1,104	0.29%
Certificates of deposit	437,804	3,448	1.05%	355,363	2,305	0.87%
Total interest-bearing deposits	1,042,776	4,984	0.64%	862,677	3,409	0.53%
FHLB term and line of credit advances	260,829	1,063	0.54%	122,874	267	0.29%
Bank stock loan	204	—	0.09%	14,517	446	4.11%
Subordinated borrowings	9,335	469	6.72%	9,063	480	7.08%
Other borrowings	22,680	42	0.25%	25,668	47	0.24%
Total interest-bearing liabilities	1,335,824	$6,558	0.66%	1,034,799	$4,649	0.60%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	158,601			131,556
Non-interest-bearing liabilities	9,324			6,261
Stockholders’ equity	156,751			120,955
Total liabilities and stockholders’ equity	$1,660,500			$1,293,571
Net interest income		$36,934			$33,949
Interest rate spread			3.10%			3.73%
Net interest margin(2)			3.19%			3.81%
Total cost of deposits, including non-interest bearing deposits	$1,201,377	$4,984	0.55%	$994,233	$3,409	0.46%
Average interest-earning assets to interest-bearing liabilities			115.78%			115.05%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the nine-month periods ended September 30, 2016 and 2015.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2016 and 2015

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$6,569	$(3,546)	$3,023
Taxable securities	700	(90)	610
Nontaxable securities	180	117	297
Federal funds sold and other	1,181	(217)	964
Total interest-earning assets	$8,630	$(3,736)	$4,894
Interest-bearing liabilities:
Savings, NOW and money market	$241	$191	$432
Certificates of deposit	594	549	1,143
Total interest-bearing deposits	835	740	1,575
FHLB term and line of credit advances	448	348	796
Bank stock loan	(224)	(222)	(446)
Subordinated borrowings	14	(25)	(11)
Other borrowings	(5)	—	(5)
Total interest-bearing liabilities	$1,068	$841	$1,909
Net Interest Income	$7,562	$(4,577)	$2,985

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

Net interest income before the provision for loan losses for the nine months ended September 30, 2016 was $36.9 million compared with $33.9 million for the nine months ended September 30, 2015, an increase of $3.0 million, or 8.8%.  Interest income for the nine months ended September 30, 2016 was $43.5 million, an increase of $4.9 million, or 12.7%, from $38.6 million for the nine months ended September 30, 2015.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the nine months ended September 30, 2016 was $6.6 million, an increase of $1.9 million, or 41.1%, from $4.6 million for the nine months ended September 30, 2015.  The increase in interest expense was primarily due to an increase in the average volume of interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $34.9 million for the nine months ended September 30, 2016, an increase of $3.0 million, or 9.5%, compared with the nine months ended September 30, 2015.  This increase was due to an increase in average loans, partially offset by a decrease in the average yield on the loan portfolio.  The increase in average loan volume was primarily from increases in average loan volume of $112.9 million in mortgage loans, $25.0 million in commercial and industrial loans, $26.4 million in commercial real estate loans, and $8.7 million in consumer loans.  The average yield on loans was 4.88% for the nine months ended September 30, 2016 and 5.45% for the nine months ended September 30, 2015.  The average yield on loans excluding loan fees was 4.66% for the nine months ended September 30, 2016 and 4.98% for the nine months ended September 30, 2015.  The decrease in yield excluding loan fees was primarily due to decreases in average yields on commercial loans, mortgage loans and agricultural loans.  The decrease in yield on commercial loans was the result of loan growth in a lower interest rate environment and the payoff of older higher yielding loans.  The decrease in the yield on mortgage loans is due to the pay down of higher-rate older loans and origination and purchase of new loans in a low interest rate environment.  The decrease in yield on agricultural loans was the result of pay downs of higher-rate, higher-credit-risk loans.  Interest income on all securities was $7.1 million for the nine-months ended September 30, 2016, an increase of $907 thousand when compared to the nine-months ended September 30, 2015.  The increase was due to the increase in average total securities of $51.7 million and a one basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities and municipal securities.

Interest expense was $6.6 million for the nine months ended September 30, 2016, an increase of $1.9 million over interest expense of $4.6 million for the nine months ended September 30, 2015.  The change in interest expense was primarily due to an increase of $301.0 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $97.7 million for the nine months ended September 30, 2016 when compared to the nine months ended September 30, 2015, and the average rate on these interest-bearing deposits increased from 0.29% to 0.34% for the same periods.  The average balance increase in interest-bearing deposits was the result of actively managing deposits as a funding vehicle and expansion of our customer base.  The increase in rate on interest-bearing deposits is the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $82.4 million for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015, and the average rate increased from 0.87% to 1.05% for the same period.  The increase in interest expense on certificates of deposit was primarily due to the increase in longer term higher rate certificates of deposits.  In February 2015, we prepaid older higher cost FHLB term advances and began using the FHLB line of credit advance option, which is pre-payable without a fee and resulted in a much lower funding cost.  In January 2016, we repaid our bank stock loan using $18.6 million of the proceeds from the 2015 IPO.  Total cost of funds increased six basis points to 0.66% for the nine months ended September 30, 2016 from 0.60% for the nine months ended September 30, 2015.

Net interest margin was 3.19% for the nine months ended September 30, 2016, a decrease of 62 basis points when compared with net interest margin of 3.81% for the nine months ended September 30, 2015.  The decline in our net interest margin for the nine months ended September 30, 2016 is primarily due to the decrease in overall yield on interest-earnings assets and the continued utilization of an existing “leverage” or “spread” opportunity.  The decrease in yield on interest-earning assets is primarily due to growth in a continually low interest rate environment, lower loan originations, and the pay down of older higher yielding assets.  The spread opportunity involves borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions.  We utilize the spread opportunity to generate additional income and can reduce or terminate the spread opportunity each business day and we do not presently anticipate that this opportunity will be part of our core earnings stream or strategy.  Our net interest margin without the spread opportunity would have been approximately 3.48% for the nine months ended September 30, 2016 and 3.85% for the nine months ended September 30, 2015. These changes, including the spread opportunity, resulted in an increase in net interest income of $3.0 million, an increase in average interest-earning assets of $356.1 million and a decrease in net interest margin of 62 basis points when comparing the nine-month periods ended September 30, 2016 and 2015.

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

Three months ended September 30, 2016 compared with three months ended September 30, 2015: The provision for loan losses for the three months ended September 30, 2016 was $104 thousand compared with $537 thousand for the three months ended September 30, 2015.  Net charge-offs for the three months ended September 30, 2016 were $54 thousand compared to net charge-offs of $1.1 million for the three months ended September 30, 2015. For the three months ended September 30, 2016, gross charge-offs were $189 thousand offset by gross recoveries of $135 thousand.  In comparison, gross charge-offs were $1.3 million for the three months ended September 30, 2015 offset by gross recoveries of $113 thousand.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015: The provision for loan losses for the nine months ended September 30, 2016 was $1.4 million compared with $1.9 million for the nine months ended September 30, 2015.  Net charge-offs for the nine months ended September 30, 2016 were $785 thousand compared to net charge-offs of $2.8 million for the nine months ended September 30, 2015. For the nine months ended September 30, 2016, gross charge-offs were $1.0 million offset by gross recoveries of $245 thousand.  In comparison, gross charge-offs were $3.0 million for the nine months ended September 30, 2015 offset by gross recoveries of $202 thousand.

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

Three months ended September 30, 2016 compared with three months ended September 30, 2015: The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2016 and 2015:

Non-Interest Income

For the Three Months Ended September 30,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Service charges and fees	$851	$653	$198	30.3%
Debit card income	722	556	166	29.9%
Mortgage banking	442	277	165	59.6%
Increase in value of bank owned life insurance	249	234	15	6.4%
Investment referral income	95	154	(59)	-38.3%
Recovery on zero-basis purchased loans	28	11	17	154.5%
Other	140	147	(7)	-4.8%
Sub-Total	2,527	2,032	495	24.4%
Net gain from securities transactions	—	—	—	—
Total non-interest income	$2,527	$2,032	$495	24.4%

For the three months ended September 30, 2016, non-interest income totaled $2.5 million, an increase of $495 thousand, or 24.4%, compared with the three months ended September 30, 2015.  The increase was primarily due to increases in service charges and fees, debit card income, and mortgage banking income, partially offset by a decrease in investment referral income.  Service charges and fees increased $198 thousand from $653 thousand at September 30, 2015 to $851 thousand at September 30, 2016, debit card income increased $166 thousand for the same period from $556 thousand at September 30, 2015 to $722 thousand at September 30, 2016, and mortgage banking increased $165 thousand from $277 at September 30, 2015 to $442 thousand at September 30, 2016. Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers. In addition, $167 thousand of the increase in service charges and fees and $148 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the First Independence acquisition. The increase in mortgage banking income was associated with greater mortgage loan sales in the current quarter.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015: The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2016 and 2015:

Non-Interest Income

For the Nine Months Ended September 30,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Service charges and fees	$2,437	$1,823	$614	33.7%
Debit card income	2,127	1,537	590	38.4%
Mortgage banking	1,019	855	164	19.2%
Increase in value of bank owned life insurance	746	700	46	6.6%
Investment referral income	337	447	(110)	-24.6%
Recovery on zero-basis purchased loans	70	367	(297)	-80.9%
Other	462	378	84	22.2%
Sub-Total	7,198	6,107	1,091	17.9%
Net gain from securities transactions	479	370	109	29.5%
Total non-interest income	$7,677	$6,477	$1,200	18.5%

For the nine months ended September 30, 2016, non-interest income totaled $7.7 million, an increase of $1.2 million, or 18.5%, compared with the nine months ended September 30, 2015.  The increase was primarily due to increases in service charges and fees, debit card income, and mortgage banking income, partially offset by decreases in investment referral income and recovery on zero-basis purchased loans. In connection with acquisitions, we receive the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to acquisition, we have received cash payments on certain of these loans.  Timing and receipt of such payments, if any, are not easily predictable.  Service charges and fees increased $614 thousand from $1.8 million at September 30, 2015 to $2.4 million at September 30, 2016, and debit card income increased $590 thousand for the same period from $1.5 million at September 30, 2015 to $2.1 million at September 30, 2016.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  In addition, $491 thousand of the increase in service charges and fees and $472 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the First Independence acquisition.

Non-Interest Expense

Three months ended September 30, 2016 compared with three months ended September 30, 2015: For the three months ended September 30, 2016, non-interest expense totaled $10.7 million, an increase of $1.9 million, or 21.1%, compared with the three months ended September 30, 2015.  The overall increase was primarily due to an increase in salaries and employee benefits of $732 thousand, an increase in net occupancy and equipment of $207 thousand, an increase in other expense of $185 thousand, an increase in merger expenses of $160 thousand, an increase in data processing of $137 thousand and an increase in other real estate owned of $103 thousand.  Non-interest expense for the three-month period ended September 30, 2016 includes $456 thousand of incremental operating expenses attributable to the four branch locations acquired with the First Independence acquisition.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended September 30, 2016 and 2015.

Non-Interest Expense

For the Three Months Ended September 30,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Salaries and employee benefits	$5,391	$4,659	$732	15.7%
Net occupancy and equipment	1,159	952	207	21.7%
Data processing	883	746	137	18.4%
Professional fees	527	498	29	5.8%
Advertising and business development	353	295	58	19.7%
Telecommunications	285	203	82	40.4%
FDIC insurance	240	217	23	10.6%
Courier and postage	179	112	67	59.8%
Loan expense	153	94	59	62.8%
Amortization of core deposit intangible	87	61	26	42.6%
Other real estate owned	156	53	103	194.3%
Other	1,084	899	185	20.6%
Sub-Total	10,497	8,789	1,708	19.4%
Merger expenses	237	77	160	207.8%
Loss on debt extinguishment	—	—	—	—
Total non-interest expense	$10,734	$8,866	$1,868	21.1%

Salaries and employee benefits: Salaries and benefits were $5.4 million for the three months ended September 30, 2016, as compared to $4.7 million for the three months ended September 30, 2015.  The increase in salaries and benefits of $732 thousand includes approximately $278 thousand attributable to the First Independence acquisition.  Included in salaries and employee benefits is stock based compensation expense of $67 thousand for the three months ended September 30, 2016 and $40 thousand in the comparable period of 2015.  The increase of $27 thousand in stock based compensation is attributable to options granted at December 31, 2015.  The remaining $387 thousand increase in salaries and benefits reflect cost-of-living/merit raises and the addition of lending, customer service and operations staff.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $1.2 million for the three months ended September 30, 2016 and $1.0 million for the three months ended September 30, 2015. The purchase of the corporate headquarters building in April 2015 resulted in a decrease in building rent but was offset by an increase in depreciation expense.  In addition, the 2016 expenses include expenses for four branches that were part of the acquisition of First Independence.

Data processing: Data processing expenses were $883 thousand and $746 thousand for the three-month periods ended September 30, 2016 and 2015.  The increase of $137 thousand was principally due to increased debit card processing costs as usage has increased.

Professional fees: Professional fees, including regulatory assessments were $527 thousand for the three months ended September 30, 2016 and $498 thousand for the three months ended September 30, 2015.  Other increases in professional fees are associated with the reporting requirements of being a public company.

Other real estate owned: Other real estate owned expenses, including provision for unrealized losses were $169 thousand for the three months ended September 30, 2016, offset by gains on the sale of other real estate owned of $13 thousand.  For the three months ended September 30, 2015, other real estate owned expenses, including provision for unrealized losses were $112 thousand, offset by gains on the sale of other real estate owned of $59 thousand.

Other: Other non-interest expenses, which consist of, subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $1.1 million for the three months ended September 30, 2016 and $899 thousand for the three months ended September 30, 2015.  The $185 thousand increase in other non-interest expenses was attributable to a settlement of $180 thousand, offset by stock listing and transfer services and investor relations costs associated with being a public company, increased deposit customer program expenses associated with additional deposit customers taking advantage of the benefit of free ATM usage anywhere in the United States, as well as incremental operating costs attributable to the acquired First Independence branches.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015: For the nine months ended September 30, 2016, non-interest expense totaled $30.4 million, an increase of $3.5 million, or 12.8%, compared with the nine months ended September 30, 2015.  The overall increase was primarily due to an increase in salaries and employee benefits of $1.6 million, an increase in data processing of $463 thousand, an increase in other expense of $345 thousand, an increase in net occupancy and equipment of $243 thousand, an increase in telecommunications of $221 thousand, an increase in FDIC insurance of $185 and an increase in merger expense of $160 thousand, partially offset by a decrease in loss on debt extinguishment of $258 thousand.  Non-interest expense for the nine-month period ended September 30, 2016 includes $1.3 million of incremental operating expenses attributable to the four branch locations acquired with the First Independence acquisition.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the nine months ended September 30, 2016 and 2015.

Non-Interest Expense

For the Nine Months Ended September 30,

			2016 vs. 2015
(Dollars in thousands)	2016	2015	Change	%
Salaries and employee benefits	$15,849	$14,243	$1,606	11.3%
Net occupancy and equipment	3,321	3,078	243	7.9%
Data processing	2,590	2,127	463	21.8%
Professional fees	1,544	1,410	134	9.5%
Advertising and business development	901	863	38	4.4%
Telecommunications	803	582	221	38.0%
FDIC insurance	753	568	185	32.6%
Courier and postage	482	375	107	28.5%
Loan expense	413	272	141	51.8%
Amortization of core deposit intangible	260	182	78	42.9%
Other real estate owned	164	174	(10)	-5.7%
Other	2,989	2,644	345	13.0%
Sub-Total	30,069	26,518	3,551	13.4%
Merger expenses	237	77	160	207.8%
Loss on debt extinguishment	58	316	(258)	-81.6%
Total non-interest expense	$30,364	$26,911	$3,453	12.8%

Salaries and employee benefits: Salaries and benefits were $15.9 million for the nine months ended September 30, 2016, as compared to $14.2 million for the nine months ended September 30, 2015.  The increase in salaries and benefits of $1.6 million includes approximately $809 thousand attributable to the First Independence acquisition.  Included in salaries and employee benefits is stock-based compensation expense of $202 thousand for the nine months ended September 30, 2016 and $122 thousand in the comparable period of 2015.  The increase of $80 thousand in stock-based compensation is attributable to options granted at December 31, 2015.  The remaining $595 thousand increase in salaries and benefits reflect cost-of-living/merit raises and the addition of lending, customer service and operations staff.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $3.3 million for the nine months ended September 30, 2016 and $3.1 million for the nine months ended September 30, 2015. The purchase of the corporate headquarters building in April 2015 resulted in a decrease in building rent but was offset by an increase in depreciation expense.  In addition, the 2016 expenses include expenses for four branches that were part of the acquisition of First Independence.

Data processing: Data processing expenses were $2.6 million and $2.1 million for the nine-month periods ended September 30, 2016 and 2015.  The increase of $463 thousand was principally due to increased debit card processing costs as usage has increased.

Professional fees: Professional fees, including regulatory assessments were $1.5 million for the nine months ended September 30, 2016 and $1.4 million for the nine months ended September 30, 2015.  Increases in professional fees are principally associated with the reporting requirements of being a public company.

Other real estate owned: Other real estate owned expenses, including provision for unrealized losses were $337 thousand for the nine months ended September 30, 2016, offset by gains on the sale of other real estate owned of $173 thousand.  For the nine months ended September 30, 2015, other real estate owned expenses, including provision for unrealized losses were $302 thousand, offset by gains on the sale of other real estate owned of $128 thousand.

Other: Other non-interest expenses, which consist of, subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; deposit customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $3.0 million for the nine months ended September 30, 2016 and $2.6 million for the nine months ended September 30, 2015.  The $345 thousand increase in other non-interest expenses includes stock listing and transfer services and investor relations costs associated with being a public company, increased deposit customer program expenses associated with additional deposit customers taking advantage of the benefit of free ATM usage anywhere in the United States, as well as incremental operating costs attributable to the acquired First Independence branches.

Loss on extinguishment of debt: In the first quarter of 2015, we chose to incur a $316 thousand loss on extinguishment of debt due to the prepayment of all of our FHLB term advances.  The weighted average rate of the FHLB term advances was 3.82%, and to the extent that additional funding was needed our FHLB line of credit has a lower cost of funds.  In the first quarter of 2016, we paid our bank stock loan and wrote off the deferred debt issuance costs associated with this loan resulting in the loss on debt extinguishment in the first nine months of 2016.

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

Our efficiency ratio was 72.4% for the three months ended September 30, 2016, compared with 65.2% for the three months ended September 30, 2015.  The increase was primarily due to increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Our efficiency ratio was 68.1% for the nine months ended September 30, 2016, compared with 66.2% for the nine months ended September 30, 2015.  The decrease was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” and increased non-interest expense.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amounts of tax-exempt investment income, non-taxable life insurance income, non-deductible expenses and available federal income tax credits.

Three months ended September 30, 2016 compared with three months ended September 30, 2015: For the three months ended September 30, 2016, income tax expense was $1.0 million compared with $1.3 million for the three months ended September 30, 2015.  Our effective tax rate for the third quarter of 2016 was lower at 27.2% as compared to 32.9% for the third quarter of 2015.  The U.S. statutory rate was 35.0% for both periods.  The lower effective income tax rate for 2016 reflects a reduction in the estimated effective tax rate expected to be applicable for the full year of 2016 from 31.8% to 30.5%.  At September 30, 2016, the effective tax expected to be applicable for the full year of 2016 was reduced to reflect lower anticipated income before taxes and proportionately higher tax-exempt income.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015: For the nine months ended September 30, 2016, income tax expense was $3.9 million compared with $3.9 million for the nine months ended September 30, 2015.  Our effective tax rate for the first nine months of 2016 was 30.5% as compared to 33.5% for the first nine months of 2015.  The effective tax rates for each of the comparable periods reflect the levels of tax-exempt income, non-taxable life insurance income and federal income tax credits estimated to be included in our financial results for the applicable full fiscal years.  The lower effective tax rate in 2016 is principally due to the benefit of higher levels of tax-exempt income and increased income tax credits from investments in qualified affordable housing projects, including an additional project acquired in the First Independence acquisition.

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

Financial Condition

Our total assets decreased $28.6 million, or 1.8%, from $1.59 billion at December 31, 2015, to $1.56 billion at September 30, 2016.  The decrease in total assets was primarily from decreases of $35.0 million in cash and cash equivalents and $4.9 million in net loans held for investment partially offset by an increase of $11.0 million in investment securities. Our total liabilities decreased $22.7 million, or 1.6%, from $1.42 billion at December 31, 2015 to $1.40 billion at September 30, 2016. The decrease in total liabilities was primarily from decreases in total deposits of $38.2 million and repayment of the bank stock loan of $18.6 million, partially offset by increases in FHLB advances of $23.3 million, increases in interest payable and other liabilities of $6.3 million, and increases in federal funds purchased and retail repurchase agreements of $4.6 million. Our total stockholders’ equity decreased $6.0 million, or 3.6%, from $167.2 million at December 31, 2015 to $161.2 million at September 30, 2016.  The decrease in total stockholders’ equity was primarily from redemption of Series C preferred stock of $16.4 million, partially offset by an increase in retained earnings of $9.0 million, an increase in the value of the securities portfolio recognized in other accumulated comprehensive earnings of $962 thousand and an increase in additional paid-in capital of $469 thousand.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At September 30, 2016, our gross loans held for portfolio totaled $956.1 million, a decrease of $4.3 million, or 0.4%, compared with December 31, 2015. The overall decrease in loan volume consisted of $27.1 million from commercial and industrial, $8.9 million from commercial real estate, and $2.2 million from agricultural real estate, but were partially offset by increases of $29.4 million from real estate construction, $2.7 million from residential real estate, $1.0 million from agricultural and $767 thousand from consumer. We also had loans classified as held for sale totaling $3.1 million at September 30, 2016.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita and Kansas City Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Kansas and Missouri.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Kansas and Missouri.  As of September 30, 2016, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At September 30, 2016, total loans were 81.2% of deposits and 61.4% of total assets.  At December 31, 2015, total loans were 79.0% of deposits and 60.6% of total assets.

The organic, or non-acquired, changes in our loan portfolio are attributable to our ability to attract new customers from other financial institutions and overall growth in our markets.  Several new lenders have been hired in our markets, and we believe these lenders have been successful in transitioning their former clients and attracting new clients.  Lending activities originate from the efforts of our lenders, with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies located in the Wichita and Kansas City MSAs, as well as community markets in both Kansas and Missouri.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	September 30, 2016		December 31, 2015
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$234,977	24.6%	$262,032	27.3%
Real estate loans:
Commercial real estate	334,213	35.0%	343,096	35.7%
Real estate construction	83,283	8.7%	53,921	5.6%
Residential real estate	252,919	26.5%	250,216	26.1%
Agricultural real estate	15,991	1.7%	18,180	1.9%
Total real estate loans	921,383	96.5%	665,413	96.6%
Consumer	17,870	1.9%	17,103	1.8%
Agricultural	16,817	1.6%	15,807	1.6%
Total loans held for investment	$956,070	100.0%	$960,355	100.0%
Total loans held for sale	$3,071	100.0%	$3,504	100.0%
Total loans (net of allowances)	$949,990	100.0%	$954,849	100.0%

Commercial and industrial: Commercial and industrial loans include loans used to purchase fixed assets, provide working capital, or meet other financing needs of the business.  Our commercial and industrial portfolio totaled $235.0 million at September 30, 2016, a decrease of $27.1 million, or 10.3%, compared to December 31, 2015.  Excluding a decline in mortgage finance loan participation balances of $18.9 million, the commercial and industrial portfolio saw a decrease of $8.2 million compared to December 31, 2015.

Commercial real estate: Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Our commercial real estate loans were $334.2 million at September 30, 2016, a decrease of $8.9 million, or 2.6%, compared to December 31, 2015.

Real estate construction: Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer. Our real estate construction portfolio totaled $83.3 million at September 30, 2016, an increase of $29.4 million, or 54.5%, compared to December 31, 2015.

Residential real estate: Residential real estate loans include loans secured by primary or secondary personal residences.  Our residential real estate portfolio totaled $252.9 million at September 30, 2016, an increase of $2.7 million, or 1.1%, compared to December 31, 2015.  In May 2016, we purchased a pool of residential mortgages totaling $19.7 million in an effort to diversify our loan portfolio and increase interest income.  Our purchased residential real estate loans totaled $80.4 million at September 30, 2016, an increase of $5.6 million compared to December 31, 2015, or 208.4% of the overall increase in residential real estate loans.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2016 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2016
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$96,175	$100,028	$38,774	$234,977
Real Estate:
Commercial real estate	67,735	165,522	100,956	334,213
Real estate construction	34,406	35,823	13,054	83,283
Residential real estate	6,179	6,890	239,850	252,919
Agricultural real estate	4,639	5,173	6,179	15,991
Total real estate	112,959	213,408	360,039	686,406
Consumer	1,794	10,477	5,599	17,870
Agricultural	10,175	4,984	1,658	16,817
Total	$221,103	$328,897	$406,070	$956,070
Loans with a predetermined fixed interest rate	101,583	200,556	128,365	430,504
Loans with an adjustable/floating interest rate	119,520	128,341	277,705	525,566
Total	$221,103	$328,897	$406,070	$956,070

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

Credit Quality Indicators

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. Loans are analyzed individually and classified based on credit risk.  Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship.  We use the following definitions for risk ratings:

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

The risk category of loans by class of loans is as follows as of September 30, 2016:

Risk Category of Loans by Class

	As of September 30, 2016
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$232,461	$—	$2,516	$—	$234,977
Real estate:
Commercial real estate	328,402	—	5,811	—	334,213
Real estate construction	82,547	—	736	—	83,283
Residential real estate	249,516	—	3,403	—	252,919
Agricultural real estate	15,187	—	804	—	15,991
Total real estate	675,652	—	10,754	—	686,406
Consumer	17,553	—	317	—	17,870
Agricultural	16,474	—	343	—	16,817
Total	$942,140	$—	$13,930	$—	$956,070

The risk category of loans by class of loans is as follows as of December 31, 2015:

Risk Category of Loans by Class

	As of December 31, 2015
	Pass	Special Mention	Substandard	Doubtful	Total
	(Dollars in thousands)
Commercial and industrial	$260,669	$—	$1,363	$—	$262,032
Real estate:
Commercial real estate	333,609	—	9,487	—	343,096
Real estate construction	53,308	—	613	—	53,921
Residential real estate	246,901	—	3,315	—	250,216
Agricultural real estate	17,810	—	370	—	18,180
Total real estate	651,628	—	13,785	—	665,413
Consumer	17,000	—	103	—	17,103
Agricultural	15,707	—	100	—	15,807
Total	$945,004	$—	$15,351	$—	$960,355

At September 30, 2016, loans considered pass rated credits increased to 98.5% of total loans, up from 98.4% of total loans at December 31, 2015.  Classified loans were $13.9 million at September 30, 2016, a decrease of $1.4 million, or 9.3%, from $15.4 million at December 31, 2015.  The decrease primarily resulted from our continued focus on resolving classified loans in a timely manner.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Nonaccrual loans	$7,157	$8,197
Accruing loans 90 or more days past due	—	35
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	5,647	5,811
Total nonperforming assets	$12,804	$14,043
Ratios:
Nonperforming assets to total assets	0.82%	0.89%
Nonperforming assets to total loans plus OREO	1.33%	1.45%

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

We had $7.2 million in nonperforming loans at September 30, 2016, compared with $8.2 million at December 31, 2015. The nonperforming loans at September 30, 2016 consisted of 93 separate credits and 82 separate borrowers.  We had no non-performing loan relationships with an outstanding balance in excess of $1.0 million as of September 30, 2016.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At September 30, 2016, the Company had $6.8 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $7.1 million at December 31, 2015.

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

In connection with our review of the loan portfolio, risk elements attributable to particular loan types or categories are considered when assessing the quality of individual loans.  Some of the risk elements include:

•

Commercial and industrial loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.  Commercial and industrial loans are advanced for equipment purchases, to provide working capital, or to meet other financing needs of the business.  These loans may be secured by accounts receivable, inventory, equipment, or other business assets.  Financial information is obtained from the borrower to evaluate the debt service coverage and ability to repay the loans.

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

Recorded Investment in Purchased Credit Impaired Loans

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
Contractually required payments	$5,734	$7,550
Discount	(1,443)	(1,794)
Recorded investment	$4,291	$5,756

Analysis of allowance for loan losses: At September 30, 2016, the allowance for loan losses totaled $6.1 million, or 0.64% of total loans.  At December 31, 2015, the allowance for loan losses aggregated $5.5 million, or 0.57% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $5.6 million, or 0.59%, of the $945.9 million in loans collectively evaluated for impairment at September 30, 2016, compared to an allowance for loan losses of $5.2 million, or 0.55% of the $948.9 million in loans collectively evaluated for impairment at December 31, 2015.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio. The changes in composition included decreases in mortgage finance loans since December 31, 2015.  The unique credit qualities of mortgage finance loans require lower reserves than other loan categories.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans decreased to 0.02% for the three months ended September 30, 2016, as compared to 0.38% for the three months ended September 30, 2015.  Annualized net losses as a percentage of average loans decreased to 0.11% for the nine months ended September 30, 2016, as compared to 0.48% for the nine months ended September 30, 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Dollars in thousands)
Average loans outstanding	$968,402	$831,553	$954,388	$781,080
Gross loans outstanding at end of period(1)	$956,070	$855,676	$956,070	$855,676
Allowance for loan losses at beginning of the period	$6,030	$5,643	$5,506	$5,963
Provision for loan losses	104	537	1,359	1,867
Charge-offs:
Commercial and industrial	(11)	(1,181)	(73)	(1,190)
Real estate:
Commercial real estate	(52)	(8)	(276)	(1,464)
Real estate construction	—	—	—	—
Residential real estate	(30)	(2)	(278)	(158)
Agricultural real estate	—	—	(23)	―
Consumer	(96)	(64)	(377)	(182)
Agricultural		―	(3)	—
Total charge-offs	(189)	(1,255)	(1,030)	(2,994)
Recoveries:
Commercial and industrial	26	—	35	7
Real estate:
Commercial real estate	32	79	64	118
Real estate construction	—	—	—	2
Residential real estate	51	18	77	28
Agricultural real estate	1	—	1	—
Consumer	25	15	67	46
Agricultural	—	1	1	1
Total recoveries	135	113	245	202
Net recoveries (charge-offs)	(54)	(1,142)	(785)	(2,792)
Allowance for loan losses at end of the period	$6,080	$5,038	$6,080	$5,038
Ratio of allowance to period-ended loans	0.64%	0.59%	0.64%	0.59%
Annualized ratio of net charge-offs (recoveries) to average loans	0.02%	0.55%	0.11%	0.48%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	September 30, 2016		December 31, 2015
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,463	24.1%	$1,366	24.8%
Real estate:
Commercial real estate	1,965	32.3%	1,728	31.4%
Real estate construction	630	10.4%	323	5.9%
Residential real estate	1,653	27.2%	1,824	33.1%
Agricultural real estate	40	0.7%	29	0.5%
Consumer	263	4.3%	187	3.4%
Agricultural	66	1.1%	49	0.9%
Total allowance for loan losses	$6,080	100.0%	$5,506	100.0%

Management believes that the allowance for loan losses at September 30, 2016 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2016.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At September 30, 2016, the carrying amount of investment securities totaled $452.3 million, a decrease of $11.0 million, or 2.5%, compared with December 31, 2015.  At September 30, 2016, securities represented 29.0% of total assets compared with 27.8% at December 31, 2015.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$4,756	$4,783	$17,090	$17,036
Residential mortgage-backed securities (issued by government-sponsored entities)	92,672	93,361	109,784	109,521
Corporate	3,000	3,010	3,000	2,954
Small Business Administration loan pools	211	229	275	297
State and political subdivisions	500	507	504	508
Equity securities	500	501	500	494
Total available-for-sale securities	$101,639	$102,391	$131,153	$130,810

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	September 30, 2016		December 31, 2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$—	$—	$2,669	$2,643
Residential mortgage-backed securities (issued by government-sponsored entities)	257,008	262,298	230,554	230,993
Corporate	12,987	13,055	12,983	12,758
Small Business Administration loan pools	2,399	2,465	2,863	2,875
State and political subdivisions	77,521	80,407	61,470	63,533
Total held-to-maturity securities	$349,915	$358,225	$310,539	$312,802

At September 30, 2016 and December 31, 2015, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2016 and December 31, 2015.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2016
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$—	—%	$—	—%	$4,783	2.37%	$—	—%	$4,783	2.37%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	3,669	1.88%	303	2.38%	89,389	2.63%	93,361	2.60%
Corporate	—	—%	—	—%	3,010	1.85%	—	—%	3,010	1.85%
Small Business Administration loan pools	—	—%	—	—%	—	—%	229	5.21%	229	5.21%
State and political subdivisions(1)	—	—%	507	1.50%	—	—%	—	—%	507	1.50%
Total available-for-sale securities	$—	—	$4,176	1.84%	$8,096	2.18%	$89,618	2.63	$101,890	2.56%
Held-to-maturity securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	—%	$4,208	2.50	$5,554	2.71	$247,246	2.82	$257,008	2.82
Corporate	—	—%	5,321	2.74%	—	—%	7,666	2.48%	12,987	2.59%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,399	2.61%	2,399	2.61%
State and political subdivisions(1)	3,103	2.60%	11,620	2.62%	22,105	2.98%	40,693	2.97%	77,521	2.90%
Total held-to-maturity securities	$3,103	2.60%	$21,149	2.62%	$27,659	2.92%	$298,004	2.83%	$349,915	2.83%
Total debt securities	$3,103	2.60%	$25,325	2.49%	$35,755	2.75%	$387,622	2.79%	$451,805	2.77%

(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2015
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government- sponsored entities	$100	1.26%	$12,204	1.47%	$4,732	2.02%	$—	—%	$17,036	1.63%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	3,719	1.91%	456	2.47%	105,346	2.89%	109,521	2.86%
Corporate	—	—%	—	—%	2,954	1.51%	—	—%	2,954	1.51%
Small Business Administration loan pools	—	—%	—	—%	—	—%	297	5.21%	297	5.21%
State and political subdivisions(1)	—	—%	508	1.50%	—	—%	—	—%	508	1.50%
Total available-for-sale securities	$100	1.26%	$16,431	1.57%	$8,142	1.86%	$105,643	2.90%	$130,316	2.67%
Held-to-maturity securities:
U.S. government- sponsored entities	$—	—%	$2,669	2.46%	$—	—%	$—	—%	$2,669	2.46%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	4,257	2.50%	5,869	2.68%	220,428	2.89%	230,554	2.87%
Corporate	—	—%	—	—%	5,370	2.74%	7,613	2.06%	12,983	2.34%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,863	2.61%	2,863	2.61%
State and political subdivisions(1)	3,741	2.41%	12,084	2.60%	22,731	2.90%	22,914	3.16%	61,470	2.91%
Total held-to-maturity securities	$3,741	2.41%	$19,010	2.55%	$33,970	2.84%	$253,818	2.88%	$310,539	2.85%
Total debt securities	$3,841	2.38%	$35,441	2.10%	$42,112	2.65%	$359,461	2.89%	$440,855	2.80%

(2)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At September 30, 2016 and December 31, 2015, 96.1% and 95.8% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.3 years and 5.2 years and a modified duration of 3.9 years and 4.6 years.

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

The following table shows our composition of deposits at September 30, 2016 and December 31, 2015:

Composition of Deposits

	September 30, 2016		December 31, 2015
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$169,368	14.4%	$157,834	13.0%
Interest-bearing demand	264,249	22.4%	316,965	26.0%
Savings and money market	307,006	26.1%	302,503	24.9%
Time	437,109	37.1%	438,612	36.1%
Total deposits	$1,177,732	100.0%	$1,215,914	100.0%

Total deposits at September 30, 2016 were $1.18 billion, a decrease of $38.2 million, or 3.1%, compared to total deposits of $1.22 billion at December 31, 2015. The decrease in total deposits is primarily due to decreases in interest-bearing demand deposits of $52.7 million, or 16.6%, partially offset by increases in non-interest-bearing deposits of $11.5 million, or 7.3%, and savings and money market deposits of $4.5 million, or 1.5%. The increase in non-interest-bearing demand deposits is primarily from consumer checking, escrow accounts and small business checking accounts.  The decrease in interest-bearing demand accounts is due to the use of tax monies by public funds customers.  The increase in time deposits is primarily due to customers migrating to term deposits and the attractiveness of our rates in our market partially offset by reductions in public funds customer balances as the tax monies are expended.

Included in the savings and money market deposits are brokered deposit balances of $3.0 million as of September 30, 2016 and $3.9 million as of December 31, 2015.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding. Brokered certificates of deposit as of September 30, 2016 were $4.0 million and $4.2 million at December 31, 2015.  These balances were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100 or more as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(Dollars in thousands)
3 months or less	$39,606	$39,837
Over 3 through 6 months	44,223	42,803
Over 6 through 12 months	72,306	96,888
Over 12 months	116,604	99,086
Total Time Deposits	$272,739	$278,614

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements: We have available federal funds lines of credit with our correspondent banks. As of September 30, 2016 and December 31, 2015, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  Retail repurchase agreements are secured by investment securities held by us totaling $25.0 million at September 30, 2016 and $25.8 million at December 31, 2015.  The agreements are on a day-to-day basis and can be terminated on demand.  At September 30, 2016 and December 31, 2015, we had retail repurchase agreements with banking customers of $25.4 million and $20.8 million.

FHLB advances: FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  At September 30, 2016 and December 31, 2015 we had no term advances with the FHLB.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  Our FHLB borrowings were collateralized by certain qualifying loans totaling $336.7 million at September 30, 2016.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $167.1 million at September 30, 2016.

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

On January 28, 2016, we entered into a new agreement with the same lender that provides for a maximum borrowing facility of $20.0 million, secured by our stock in Equity Bank.  The borrowing facility will mature on January 26, 2017.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  We are also required to pay an unused commitment fee in an amount equal to twenty basis points per annum on the unused portion of the maximum borrowing facility.  We can use the proceeds from the borrowing facility to fund future acquisitions and for general corporate purposes approved by the lender.  At September 30, 2016, no borrowings were outstanding on the bank stock loan.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  We believe we are in compliance with the terms of the borrowing facility and have not been otherwise notified of noncompliance.

Subordinated debentures: In conjunction with the 2012 acquisition of First Community Bancshares, Inc., we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, FCB Capital Trust II (“CTII”) and FCB Capital Trust III (“CTIII”).  The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035 or upon earlier redemption.  The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% on the stated liquidation amount of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037 or upon earlier redemption. The subordinated debentures balance was $9.4 million at September 30, 2016 and $9.3 million at December 31, 2015.

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

During the nine-month periods ended September 30, 2016 and September 30, 2015 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $954.4 million for the nine months ended September 30, 2016, an increase of 22.2% over December 31, 2015 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 4.5 years and a modified duration of 4.1 years at September 30, 2016.

Cash and cash equivalents were $21.8 million at September 30, 2016, a decrease of $35.0 million from the $56.8 million cash and cash equivalents at December 31, 2015.  The net cash provided by operating activities of $13.3 million were offset by net cash used in investing activities of $2.9 million and net cash used in financing activities of $45.4 million, resulting in a net use of cash and cash equivalents of $35.0 million.  Cash and cash equivalents at January 1, 2016 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first nine months of 2016 were used to originate or purchase loans, to redeem deposits, pay off the bank stock loan in the amount of $18.6 million and redeem the Series C preferred stock in the amount of $16.4 million.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of September 30, 2016 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions Commitments

As of September 30, 2016

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$3,553	$1,313	$26	$—	$4,892
Commitments to extend credit	92,454	15,622	33,268	21,761	163,105
Total	$96,007	$16,935	$33,294	$21,761	$167,997

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2016 and December 31, 2015, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of September 30, 2016, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $161.2 million at September 30, 2016, a decrease of $6.0 million, or 3.6%, compared with December 31, 2015.  The decrease was principally attributable to the redemption of Series C preferred stock of $16.4 million, partially offset by an increase in retained earnings of $9.0 million, an increase in the value of the securities portfolio recognized in other accumulated comprehensive earnings of $962 thousand, stock based compensation of $348 thousand and common stock issued upon exercise of stock options of $121 thousand.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations.  These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of September 30, 2016 to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

As of September 30, 2016

	Actual		Minimum Required for Capital Adequacy Purposes		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$161,156	15.02%	$85,863	8.00%	$ N/A	N/A
Tier 1 capital (to risk weighted assets)	155,076	14.45%	64,397	6.00%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	145,645	13.57%	48,298	4.50%	N/A	N/A
Tier 1 leverage capital (to average assets)	155,076	9.42%	65,882	4.00%	N/A	N/A
The Bank(2)
Total capital (to risk weighted assets)	$145,121	13.50%	$85,968	8.00%	$107,460	10.00%
Tier 1 capital (to risk weighted assets)	139,041	12.94%	64,476	6.00%	85,968	8.00%
Common equity tier 1 capital (to risk weighted assets)	139,041	12.94%	48,357	4.50%	69,849	6.50%
Tier 1 leverage capital (to average assets)	139,041	8.44%	65,935	4.00%	82,419	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
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

Tangible Book Value Per Common Share and Tangible Book Value Per Diluted Common Share: Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization and mortgage servicing asset; (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding; and tangible book value per diluted common share as tangible common equity (as described in clause (a)) divided by diluted shares of common stock outstanding.  For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value.

Management believes that these measures are important to many investors who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets.  Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and tangible book value per diluted common share and compares these values with book value per common share:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$161,248	$158,188	$155,092	$167,233	$126,054
Less: preferred stock	—	—	—	16,372	16,365
Less: goodwill	18,130	18,130	18,130	18,130	18,130
Less: core deposit intangibles, net	1,289	1,376	1,462	1,549	926
Less: mortgage servicing asset	25	26	28	29	—
Tangible common equity	$141,804	$138,656	$135,472	$131,153	$90,633
Common shares outstanding at period end	8,219,415	8,219,415	8,211,727	8,211,727	6,270,727
Diluted common shares outstanding at period end	8,365,283	8,334,445	8,317,882	8,332,762	6,296,227
Book value per common share	$19.62	$19.25	$18.89	$18.37	$17.49
Tangible book value per common share	$17.25	$16.87	$16.50	$15.97	$14.45
Tangible book value per diluted common share	$16.95	$16.64	$16.29	$15.74	$14.39

Tangible Common Equity to Tangible Assets: Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization and mortgage servicing asset; (b) tangible assets as total assets less goodwill, core deposit intangibles, net of accumulated amortization and mortgage servicing asset; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)).  For tangible common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Total stockholders’ equity	$161,248	$158,188	$155,092	$167,233	$126,054
Less: preferred stock	—	—	—	16,372	16,365
Less: goodwill	18,130	18,130	18,130	18,130	18,130
Less: core deposit intangibles, net	1,289	1,376	1,462	1,549	926
Less: mortgage servicing asset	25	26	28	29	—
Tangible common equity	$141,804	$138,656	$135,472	$131,153	$90,633
Total assets	$1,557,082	$1,544,857	$1,528,729	$1,585,727	$1,413,355
Less: goodwill	18,130	18,130	18,130	18,130	18,130
Less: core deposit intangibles, net	1,289	1,376	1,462	1,549	926
Less: mortgage servicing asset	25	26	28	29	—
Tangible assets	$1,537,638	$1,525,325	$1,509,109	$1,566,019	$1,394,299
Equity to assets	10.36%	10.24%	10.15%	10.55%	8.92%
Tangible common equity to tangible assets	9.22%	9.09%	8.98%	8.37%	6.50%

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) average tangible common equity as total average stockholders’ equity less average goodwill, core deposit intangibles, net of accumulated amortization, mortgage servicing asset and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus intangible asset amortization less tax effect on intangible assets amortization; and (c) return on average tangible common equity as annualized adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Management believes that this measure is important to many investors in the marketplace who are interested in earnings quality on tangible common equity.  Goodwill and other intangible assets have the effect of increasing total stockholders’ equity while not increasing tangible common equity.

The following table reconciles, as of the dates set forth below, return on average stockholders equity and return on average tangible common equity:

	As of and for the three months ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Total average stockholders’ equity	$159,887	$156,403	$153,929	$140,207	$123,595
Less: average intangible assets and preferred stock	23,116	21,309	20,616	29,314	35,144
Average tangible common equity	$136,771	$135,094	$133,313	$110,893	$88,451
Net income allocable to common stockholders	$2,671	$2,846	$3,439	$2,506	$2,693
Amortization of intangible assets	88	88	88	93	61
Less: tax effect of intangible assets amortization	31	31	31	33	21
Adjusted net income allocable to common stockholders	$2,728	$2,903	$3,496	$2,566	$2,733
Return on total average stockholders’ equity (ROAE) annualized	6.65%	7.32%	8.99%	7.23%	8.78%
Return on average tangible common equity (ROATCE) annualized	7.94%	8.64%	10.55%	9.18%	12.26%

Efficiency Ratio: The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate the efficiency ratio by dividing non-interest expense, excluding merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gain from securities transactions and net gain on acquisition.  The GAAP-based efficiency ratio is non-interest expenses divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses, loss on debt extinguishment, net gain from securities transactions and net gain on acquisition.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio:

	Three months ended
	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
	(Dollars in thousands)
Non-interest expense	$10,734	$9,941	$9,689	$11,664	$8,866
Less: Merger expenses	237	—	—	1,614	77
Less: Loss on debt extinguishment	—	—	58	—	—
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$10,497	$9,941	$9,631	$10,050	$8,789
Net interest income	$11,982	$12,194	$12,758	$12,313	$11,450
Non-interest income	$2,527	$2,452	$2,698	$3,325	$2,032
Less: net gain from securities transactions	—	59	420	386	—
Less: net gain on acquisition	—	—	—	682	—
Non-interest income, excluding net gain from securities transactions and net gain on acquisition	$2,527	$2,393	$2,278	$2,257	$2,032
Net interest income plus non-interest income, excluding net gain from securities transactions and net gains on acquisition	$14,509	$14,587	$15,036	$14,570	$13,482
Non-interest expense to net interest income plus non-interest income	73.98%	67.88%	62.69%	74.59%	65.76%
Efficiency Ratio	72.35%	68.15%	64.05%	68.98%	65.19%

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

We manage exposure to interest rates by structuring the balance sheet in the ordinary course of business.  We have the ability to enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk; however, currently we do not have a material exposure to these instruments.  We also have the ability to enter into interest rate swaps as an accommodation to our customers in connection with an interest rate swap program.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

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

The change in the impact of net interest income from the base case for September 30, 2016 and December 31, 2015, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for September 30, 2016 and December 31, 2015 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 45.5% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2016	December 31, 2015
+300 basis points	(6.1)%	(9.8)%
+200 basis points	(3.1)%	(6.1)%
+100 basis points	(0.8)%	(2.9)%
0 basis points	—	—
-100 basis points	(3.5)%	(4.0)%

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2016	December 31, 2015
+300 basis points	(10.6)%	(22.0)%
+200 basis points	(2.7)%	(12.3)%
+100 basis points	5.1%	(4.9)%
0 basis points	—	—
-100 basis points	(2.2)%	(3.4)%

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management was required to apply judgement in evaluating its controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 17, 2016.

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

Equity Bancshares, Inc.

November 14, 2016	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 14, 2016	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer

EQUITY BANCSHARES, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger by and among Equity Bancshares, Inc., Prairie Merger Sub, Inc. and Prairie State Bancshares, Inc., dated as of October 20, 2016 (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on October 20, 2016).

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