Form 10-K
period 2016-12-31
EQUITY BANCSHARES INC
filed 2017-03-16
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $97.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 9, 2017
Class A Common Stock, par value $0.01 per share	11,158,545
Class B Non-Voting Common Stock, par value $0.01 per share	558,227

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2017 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Part I

Item 1: Business

Our Company

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 34 full service branches located in Arkansas, Kansas and Missouri. As of December 31, 2016, we had, on a consolidated basis, total assets of $2.19 billion, total deposits of $1.63 billion, total loans (net of allowances) of $1.38 billion and total stockholders’ equity of $258.0 million.

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

•

October 2015 – Acquired First Independence Corporation of Independence, the registered savings and loan holding company for First Federal Savings & Loan of Independence, based in Independence, Kansas. First Independence operated four full service branches in Southeastern Kansas. At the time of acquisition, First Independence had consolidated total assets of $135.0 million, total deposits of $87.1 million and total loans of $89.9 million.

•

November 2016 – Acquired Community First Bancshares, Inc. in Harrison, Arkansas, which increased our deposits by $375.4 million. At the time of acquisition, Community First had total assets of $462.9 million and five locations in Arkansas.

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

As a result of these strategic and organic growth efforts, since our inception through December 31, 2016, we have expanded our team of full-time equivalent employees from 19 to 415, and our network of branches from two to 34. We believe that we are well positioned to continue to be a strategic consolidator of community banks, while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

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

•

Enhance the Performance of the Banks We Acquire. We strive to successfully integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations. As a result of our acquisition history, we believe we have developed an experienced approach to integration that seeks to identify and execute on such synergies, particularly in the areas of technology, data processing, compliance and human resources, while generating earnings growth. We believe that our experience and reputation as a successful integrator and acquirer will allow us to continue to capitalize on additional opportunities within our markets in the future.

•

Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share. We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City and Wichita, and stable community markets within Western Kansas, Western Missouri, Topeka and Northern Arkansas. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets. The following table shows our total deposits and loans (net of allowances) in our community markets and our metropolitan markets as of December 31, 2016, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$472,282	29%	$760,983	55%
Community markets(3)	$1,158,169	71%	$622,622	45%

(1)	Amounts in thousands.
(2)	Represents 10 branches located in the Wichita and Kansas City metropolitan statistical areas, or MSAs.
(3)	Represents 24 branches located outside of the Wichita and Kansas City MSAs.

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

•

Focus on Commercial Banking. We are primarily a commercial bank. As measured by outstanding balances as of December 31, 2016, commercial loans composed over 68.1% of our loan portfolio, and within our commercial loan portfolio, 63.0% of such loans were commercial real estate loans and 37.0% were commercial and industrial loans. We believe we have developed strong commercial relationships in our markets across a diversified range of sectors, including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate. We believe we have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards. Our relationship-based approach seeks to grow lending relationships with our customers as they expand their businesses, including geographically and through cross-selling our various other banking products, such as our deposit and treasury management products. We have a growing presence in attractive commercial banking markets, such as Wichita and Kansas City, which we believe present significant opportunities to continue to increase our business banking activities.

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

Recent Developments

On March 10, 2017, we completed our acquisition of Prairie State Bancshares, Inc., a Kansas corporation (“Prairie”), pursuant to the terms of the Agreement and Plan of Merger, dated October 20, 2016, by and between the Company, Prairie Merger Sub, Inc., a wholly-owned subsidiary of the Company (the “Merger Sub”), and Prairie (the “Prairie Merger Agreement”). At the effective time of the merger (the “Effective Time”), the Merger Sub merged with and into Prairie, with Prairie surviving the merger as a wholly-owned subsidiary of the Company. Following the Effective Time, Prairie was merged into the Company, with the Company surviving the merger. Subsequently, State Bank, Prairie’s wholly-owned banking subsidiary, was merged into Equity Bank, with Equity Bank surviving the merger. Pursuant to the Prairie Merger Agreement, at the Effective Time the Company issued an aggregate of 479,468 shares of its Class A common stock and paid $12.3 million to the stockholders of Prairie as consideration under the terms of the Prairie Merger Agreement. For more information, see “Note 25 – SUBSEQUENT EVENTS” in the Notes to Consolidated Financial Statements.

Our Banking Services

A general description of the range of commercial banking products and other services we offer follows.

Lending Activities

We offer a variety of loans, including commercial and industrial, commercial real estate-backed loans (including loans secured by owner occupied commercial properties), commercial lines of credit, working capital loans, term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, agricultural, government guaranteed loans, letters of credit and other loan products to national and regional companies, restaurant franchisees, hoteliers, real estate developers, manufacturing and industrial companies, agribusiness companies and other businesses. We also offer various consumer loans to individuals and professionals including residential real estate loans, home equity loans, home equity lines of credit (“HELOCs”), installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit. Lending activities originate from the relationships and efforts of our bankers, with an emphasis on providing banking solutions tailored to meet our customers’ needs while maintaining our underwriting standards.

At December 31, 2016, we had total loans of $1.38 billion (net of allowances), representing 62.8% of our total assets. For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City and Wichita. Our loan portfolio consists primarily of commercial and industrial loans, which were $348.5 million and constituted 25.3% of our total loans net of allowances as of December 31, 2016, commercial real estate loans, which were $478.8 million and constituted 34.6% of our total loans net of allowances as of December 31, 2016, and residential real estate loans, which were $338.4 million and constituted 24.4% of our total loans net of allowances as of December 31, 2016. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas and Missouri. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses. Management believes the allowance for loan losses is adequate to cover incurred losses in our loan portfolio as of December 31, 2016.

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

Large Credit Relationships. As of December 31, 2016, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $175.8 million, or 12.6% of total loans. See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

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

The Bank’s legal lending limit as of December 31, 2016 on loans to a single borrower was $49.1 million. However, we typically maintain an in-house limit of $15.0 million for loans to a single borrower. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

From time to time we have purchased pools of residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, and increase our yield. These loans purchased typically have an adjustable rate with a fixed period of no more than 10-years, and are collateralized by one-to-four family residential real estate. We have a defined set of credit guidelines that we use when evaluating these credits. Although these loans were originated and underwritten by another institution, our mortgage and credit departments do their own independent review of these loans. These loans typically are secured by collateral outside of our branch footprint.

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

Generally, our agricultural real estate loans amortize over periods not in excess of 20 years and have a loan-to-value ratio of 80%. We also originate agricultural real estate loans directly and through programs sponsored by the Farmers Home Administration, an agency of the United States Department of Agriculture (“FHA”), which provides a partial guarantee on loans underwritten to FHA standards. Agricultural real estate loans generally carry higher interest rates and have shorter terms than 1-4 family residential real estate loans. Agricultural real estate loans, however, entail additional credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. We generally require farmers to obtain multi-peril crop insurance coverage through a program partially subsidized by the Federal government to help mitigate the risk of crop failures.

Agricultural operating loans may be originated  at an adjustable- or fixed-rate of interest and generally for a term of up to 7 years. In the case of agricultural operating loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed rates of interest for a term of up to 5 years. We typically originate agricultural operating loans on the basis of the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business. As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment. A significant number of agricultural borrowers with these types of loans may qualify for relief under a chapter of the U.S. Bankruptcy Code that is designed specifically for the reorganization of financial obligations of family farmers and which provides certain preferential procedures to agricultural borrowers compared to traditional bankruptcy proceedings pursuant to other chapters of the U.S. Bankruptcy Code.

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

We design our consumer deposit products specifically for the lifestyles of clients in the communities we serve. Some accounts emphasize and reward debit card usage, while others appeal to higher deposit customers. We also utilize Flight, which is our customer relationship management system, to assist our personnel in deepening and expanding current relationships by providing timely identification of potential needs. It also serves as a methodical tool to track customer onboarding and retention actions by account officers. While we do not actively solicit wholesale deposits for funding purposes and do not partner with deposit brokers, we do participate in the CDARS service via Promontory Interfinancial Network as an option for our customers to place funds.

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

Our Markets

We currently conduct banking operations through our 34 full service branches located in Arkansas, Kansas and Missouri. We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets. In particular, we believe our markets provide us with access to low cost, stable core deposits in smaller community markets that we can use to fund commercial loan growth in metropolitan areas.

We believe our existing and target markets are among some of the most attractive in the Midwestern United States. Our markets are home to thousands of manufacturing and trade jobs, and have experienced recent growth in the healthcare, consumer services and technology sectors. We believe the central geographic footprint of our markets provides numerous industrial plants, facilities and manufacturing businesses with a central shipping location from which they can distribute their products. In addition, many of the jobs within these industries in our market are highly specialized, and as a result, employees receive a premium in wages. For example, according to the Bureau of Labor Statistics, during 2014 manufacturing employees in Kansas City, our largest market, received an annual average salary that was 10% higher than the annual average salary received by aerospace engineers in the United States. Our markets also serve as the corporate headquarters for Koch Industries Inc., Hallmark Cards, Inc., H&R Block, Inc., Sprint Corporation, Cerner Corporation, AMC Entertainment Holdings, Inc., Garmin International, Inc., Cessna Aircraft Company, Seaboard Corporation, Cargill Meat Solutions and The Coleman Company and host a major presence for companies across a variety of industries, including Spirit AeroSystems, Inc., Bombardier Learjet, Collective Brands, Inc., FedEx, Flexsteel, Hills Pet Nutrition, Inc., Textron Aviation Services, Tyson Foods, Dairy Farmers of America, Honeywell, Bayer Corporation and Dean & Deluca, Inc. We understand the community banking needs of the businesses and individuals within our markets and have focused on developing a commercial and personal banking platform to service such needs.

The markets in which we operate have generally experienced stable population growth over the past five years, with modest population growth expected over the next five years. Wichita is the largest MSA in Kansas with a population of over 649,000, and Kansas City is the 30th largest MSA in the U.S. with a population of more than 2 million as of December 31, 2016. In addition, over the next five years our markets are projected to experience moderate compounded annual growth in consumer and commercial deposits. Our markets are stable and have weathered various economic cycles relatively well. According to the FDIC, the aggregate noncurrent loans as a percentage of loans for all reporting institutions in both Kansas and Missouri were less than those of the United States during pre-recession periods (2005-2007), the most recent recession years (2008-2011) and post-recession years (2012-2014). More specifically, reporting banks nationwide posted average quarterly figures of 0.85%, 4.12% and 3.02% in the respective aforementioned time periods, while Kansas posted average quarterly figures of 0.78%, 2.76%, 1.53%, respectively, and Missouri posted average quarterly figures of 0.70%, 2.86%, and 1.77%, respectively.

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

Employees

As of December 31, 2016, we had approximately 415 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

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

7701 East Kellogg Drive, Suite 300

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

Pursuant to the FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2016, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

As of December 31, 2016, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

Our commercial banking operations are primarily concentrated in Arkansas, Kansas and Missouri. As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of our markets. Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these markets. Although our customers’ business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations. Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

As of December 31, 2016, our ten largest loan relationships totaled over $175.8 million in loan exposure, or 12.6% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2016, our ten largest non-brokered depositors accounted for $224.6 million in deposits, or approximately 13.8% of our total deposits. Further, our non-brokered deposit account balance was $1.62 billion, or approximately 99.5% of our total deposits, as of December 31, 2016. Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

Our loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and, a slowdown in housing. If we see negative economic conditions develop in the United States as a whole or our Arkansas, Kansas and Missouri markets, we could experience higher delinquencies and loan charge-offs, which would reduce our net income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.

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

The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets. Most of the real estate securing our loans is located in our Arkansas, Kansas and Missouri markets. Because the value of this collateral depends upon local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties, and local governmental regulation, adverse changes in any of these factors in our markets could cause a decline in the value of the collateral securing a significant portion of our loan portfolio. Further, the concentration of real estate collateral in these three markets limits our ability to diversify the risk of such occurrences.

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

A significant portion of our business is generated in our Arkansas, Kansas and Missouri markets, which have been, and may continue to be, susceptible to natural disasters, such as tornadoes, droughts, floods and other severe weather events. These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and increase the risk of delinquencies, foreclosures, or loss on loans originated by us, damage our banking facilities and offices, and negatively impact our growth strategy. Such weather events could disrupt operations, result in damage to properties, and negatively affect the local economies in the markets where we operate. We cannot predict whether or to what extent damage that may be caused by future weather or manmade events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans, and an increase in delinquencies, foreclosures, or loan losses. Our business or results of operations may be adversely affected by these and other negative effects of natural or manmade disasters. Further, severe weather, natural disasters, acts of war or terrorism, and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies, or defaults that could result in a higher level of nonperforming assets, net charge-offs, and provision for loan losses. Such risks could also impair the value of collateral securing loans and hurt our deposit base.

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

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had no balance as of December 31, 2016. This loan has a maximum lending commitment of $30.0 million. If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset. In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

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

We are subject to supervision and regulation by federal and state banking agencies that periodically conduct examinations of our business, including compliance with laws and regulations – specifically, our subsidiary, Equity Bank, is subject to examination by the Federal Reserve and the OSBC, and we are subject to examination by the Federal Reserve. Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business. If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate. These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers, or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance. If we become subject to such a regulatory action, it could have a material adverse effect on our business, financial condition, and results of operations.

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

Our directors and executive officers, as a group, beneficially owned approximately 16.2% of our outstanding Class A common stock as of December 31, 2016. As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies. The interests of our directors and executive officers may not be consistent with your interests as a stockholder. This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 11, 2017. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207. Including our principal executive offices, as of December 31, 2016, we operated a total of 34 branches, consisting of four branches in the Wichita, Kansas metropolitan area, six branches in the Kansas City metropolitan area, three branches in Topeka, Kansas, ten branches in Western Missouri, two branches in Western Kansas, four branches in Southeast Kansas and five branches in Northern Arkansas. Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities. We believe all of our facilities are suitable for our operational needs. The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2016:

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Other Wichita Branches:
225 West Central Andover, Kansas 67002	Leased
1555 North Webb Road Wichita, Kansas 67206	Owned
10222 West Central Wichita, Kansas 67212	Owned

Kansas City Branches:
6200 Northwest 63rd Terrace Kansas City, Missouri 64151	Owned
8880 West 151st Street Overland Park, Kansas 66221	Owned
4551 West 107th Street, Suite 210 Overland Park, Kansas 66207	Leased
909 Northeast Rice Road Lee’s Summit, Missouri 64086	Leased
301 Southeast Main Street Lee’s Summit, Missouri 64063	Owned
1251 Southwest Oldham Parkway Lee’s Summit, Missouri 64081	Owned

Western Missouri Branches:
1919 Highway 13 Higginsville, Missouri 64037	Owned
300 South Miller Street Sweet Springs, Missouri 65351	Owned
612 North Maguire Warrensburg, Missouri 64093	Owned
1110 South Mitchell Street Warrensburg, Missouri 64093	Leased
200 North State Street Knob Noster, Missouri 65336	Owned
920 Thompson Boulevard Sedalia, Missouri 65301	Owned

Address	Owned/Leased
504 West Benton Street Windsor, Missouri 65360	Owned
615 East Ohio Street Clinton, Missouri 64735	Owned
100 East Main Street Warsaw, Missouri 65355	Owned
1601 Commercial Street Warsaw, Missouri 65355	Owned

Topeka Branches:
701 South Kansas Avenue Topeka, Kansas 66603	Owned
507 West 8th Street Topeka, Kansas 66603	Owned
3825 Southwest 29th Street Topeka, Kansas 66614	Leased

Western Kansas Branches:
2428 Vine Street Hays, Kansas 67601	Owned
916 Washington Street Ellis, Kansas 67637	Owned

Southeast Kansas Branches:
902 McArthur Rd Coffeyville, Kansas 67337	Owned
112 East Myrtle Street Independence, Kansas 67301	Owned
801 Main Neodesha, Kansas 66757	Owned
102 North Broadway Street Pittsburg, Kansas 66762	Owned

Northern Arkansas Branches:
200 East Ridge Avenue Harrison, Arkansas 72601	Owned
1304 Highway 62/65 North(1) Harrison, Arkansas 72601	Leased
911 West Trimble Avenue Berryville, Arkansas 72616	Owned
107 West Van Buren Eureka Springs, Arkansas 72632	Leased
198 Slack Street Pea Ridge, Arkansas 72751	Owned

(1)The building at this location is owned but the land is on a long term lease expiring in January 2030.

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Markets under the symbol “EQBK”. Our common stock has no public trading history prior to November 11, 2015. At March 9, 2017, there were 11,158,545 shares of our Class A common stock, outstanding, 558,227 shares of our Class B common stock outstanding, 271 stockholders of record for the Company’s Class A common stock and three stockholders of record for the Company’s Class B common stock.

The following table sets forth, for the periods indicated, the high and low intraday sales prices for our Class A common stock as reported by the NASDAQ Global Select Market:

	High	Low
Quarter ended December 31, 2015 (beginning November 11, 2015)	$24.93	$16.00
Quarter ended March 31, 2016	$24.10	$19.72
Quarter ended June 30, 2016	$23.94	$19.81
Quarter ended September 30, 2016	$26.27	$20.77
Quarter ended December 31, 2016	$38.03	$23.94
Quarter ended March 31, 2017 (through March 9, 2017)	$35.24	$31.76

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2016:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders(2)	387,135		18.46	505,974
Equity compensation plans not approved by security holders	203,700	(1)	13.32	—
Total	590,835		$16.69	505,974

(1)	Includes 203,700 options to purchase common stock outstanding under our 2006 Non-Qualified Stock Option Plan.
(2)

All securities remaining available for future issuance were available under our Amended and Restated 2013 Stock Incentive Plan as of December 31, 2016. No securities remained available for future issuance under our 2006 Non-Qualified Stock Option Plan.

Performance Graph

The following performance graph compares total stockholders return on the Company’s common stock for the period beginning at the close of trading November 11, 2015 to December 31, 2016, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period. The performance graph assumes $100 is invested on November 11, 2015, in the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

On December 20, 2016, the Company and certain selling stockholders of the Company, who are funds affiliated with Patriot Financial Partner, L.P. and Endecott Management Company (the Selling Stockholders”), severally and not jointly and severally, entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain institutional and accredited investors (the “Investors”).  Pursuant to the Purchase Agreement, the Investors agreed to purchase an aggregate of 1,090,000 shares of our Class A common stock, par value $0.01 per share, at a purchase price of $32.50 per share which consisted of 770,000 shares of Class A common stock that were issued by the Company and 320,000 shares of the Company’s Class B common stock, par value $0.01, which were converted into an equal number of shares of Class A common stock upon transfer to the Investors.  The gross proceeds to the Company were approximately $25.0 million and underwriter fees paid by the Company were $1.3 million. The net proceeds were used by the Company to repay debt under its line of credit and to provide working capital for the Company’s growth strategies.  The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders.  The issuance of the shares of Class A common stock by the Company pursuant to the Purchase Agreement to the institutional and “accredited investors” (as that term is defined under rule 501 of Regulation D) was exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer involving a public offering. In connection with the Purchase agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) between the Company and each of the Investors. The Company filed a Form S-3 registration statement pursuant to the terms of the Registration Rights Agreement on January 17, 2017, which was declared effective by the SEC on January 27, 2017.

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 6: Selected Financial Data

The following table sets forth selected historical consolidated financial and other data as of and for the years ended December 31, 2016, 2015, 2014 and 2013. Our historical results are not necessarily indicative of any future period. The performance, asset quality and capital ratios are unaudited and derived from our audited and unaudited financial statements as of and for the periods presented. Average balances have been calculated using daily averages, unless otherwise denoted.

You should read the selected consolidated financial data set forth below in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	Years Ended December 31,
	2016	2015	2014	2013
Statement of Income Data
Interest and dividend income	$61,799	$53,028	$46,794	$46,845
Interest expense	9,202	6,766	5,433	5,610
Net interest income	52,597	46,262	41,361	41,235
Provision for loan losses	2,119	3,047	1,200	2,583
Net gain on acquisition	—	682	—	—
Net gain on sale and settlement of securities	479	756	986	500
Other non-interest income	9,987	8,364	7,688	7,392
Merger expense	5,294	1,691	—	—
Loss on extinguishment of debt	58	316	—	—
Other non-interest expense	41,723	36,568	35,645	35,137
Income before income taxes	13,869	14,442	13,190	11,407
Provision for income taxes	4,495	4,142	4,203	3,534
Net income	9,374	10,300	8,987	7,873
Dividends and discount accretion on preferred Stock	(1)	(177)	(708)	(978)
Net income allocable to common stockholders	9,373	10,123	8,279	6,895
Basic earnings per share	1.09	1.55	1.31	0.93
Diluted earnings per share	1.07	1.54	1.30	0.92
Balance Sheet Data (at period end)
Cash and cash equivalents	$35,095	$56,829	$31,707	$20,620
Securities available-for-sale	95,732	130,810	52,985	65,450
Securities held-to-maturity	465,709	310,539	261,017	284,407
Loans held for sale	4,830	3,504	897	347
Gross loans held for investment	1,383,605	960,355	725,876	660,294
Allowance for loan losses	6,432	5,506	5,963	5,614
Loans held for investment, net of allowance for loan losses	1,377,173	954,849	719,913	654,680
Goodwill and core deposit intangibles, net	63,589	19,679	19,237	19,600
Mortgage servicing asset	23	29	—	—
Total assets	2,192,192	1,585,727	1,174,515	1,139,897
Total deposits	1,630,451	1,215,914	981,177	947,319
Borrowings	293,909	194,064	70,370	43,365
Total liabilities	1,934,228	1,418,494	1,056,786	1,000,024
Total stockholders’ equity	257,964	167,233	117,729	139,873
Tangible common equity*	194,352	131,153	82,133	88,381
Performance ratios
Return on average assets (ROAA)	0.55%	0.75%	0.78%	0.67%
Return on average equity (ROAE)	5.55%	8.19%	7.30%	5.71%
Return on average tangible common equity (ROATCE)*	6.75%	9.66%	9.99%	8.27%
Yield on loans	4.98%	5.31%	5.63%	5.63%
Cost of interest-bearing deposits	0.65%	0.55%	0.49%	0.53%
Net interest margin	3.30%	3.65%	3.92%	3.87%
Efficiency ratio*	66.67%	66.94%	72.67%	72.26%
Non-interest income / average assets	0.61%	0.71%	0.75%	0.67%
Non-interest expense / average assets	2.74%	2.81%	3.08%	2.99%
Capital Ratios
Tier 1 Leverage Ratio	11.81%	9.47%	9.62%	11.59%
Common Equity Tier 1 Capital Ratio	13.34%	12.35%	N/A	N/A
Tier 1 Risk Based Capital Ratio	14.25%	13.85%	13.16%	17.01%
Total Risk Based Capital Ratio	14.67%	14.35%	13.86%	17.74%
Equity / Assets	11.77%	10.55%	10.02%	12.27%
Book value per share	$22.09	$18.37	$16.71	$14.62
Tangible book value per share*	$16.64	$15.97	$13.54	$11.97
Tangible common equity to tangible assets*	9.13%	8.37%	7.11%	7.89%

*Indicator non-GAAP financial measure. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for reconciliation to the most directly comparable GAAP measure.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 34 full service branches located in Arkansas, Kansas and Missouri. As of December 31, 2016, we had, on a consolidated basis, total assets of $2.19 billion, total deposits of $1.63 billion, total loans held for investment of $1.38 billion (net of allowances) and total stockholders’ equity of $258.0 million. Net income for the year ended December 31, 2016 was $9.4 million compared to $10.3 million for the prior year ended December 31, 2015, a decrease of $926 thousand, or 9.0%.

History and Background

Since 2003, we have completed a series of ten acquisitions and two charter consolidations. We have sought to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations. In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire. Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically. In addition, we have focused on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships. We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross-selling our depository products to our loan customers.

Our principal objective is to continue to increase stockholder value and generate consistent earnings growth by expanding our commercial banking franchise both organically and through strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share. We believe our geographic footprint, which is strategically split between growing metropolitan markets, such as Kansas City and Wichita, and stable community markets within Western Kansas, Western Missouri, Topeka and Northern Arkansas, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets. We strive to provide an enhanced banking experience for our customers by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based customer service of a community bank.

Highlights for the Year Ended December 31, 2016

•	Net income allocable to common stockholders of $9.4 million for the year ended December 31, 2016, compared to $10.1 million for the previous year ended December 31, 2015, a 7.4% decrease.
•	Total loans held for investment of $1.38 billion at December 31, 2016, compared to $954.8 million at December 31, 2015, an increase of $423.3 million, or 44.1%.
•	Total deposits of $1.63 billion at December 31, 2016, compared to $1.22 billion at December 31, 2015, an increase of $414.5 million, or 34.1%.
•	Total assets of $2.19 billion at December 31, 2016, compared to $1.59 billion at December 31, 2015, an increase of $606.5 million, or 38.2%.
•	Book value per common share of $22.09 at December 31, 2016, compared to $18.37 at December 31, 2015, an increase of $3.72, or 20.3%.
•	Tangible book value per common share of $16.64 at December 31, 2016, compared to $15.97 at December 31, 2015, an increase of $0.67, or 4.2%.

We completed our acquisition of Community First Bancshares, Inc. (“Community First”) of Harrison, Arkansas on November 10, 2016. Community First had total assets of $462.9 million, net loans of $354.1 million, and total deposits of $375.4 million.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in the December 31, 2016 notes to consolidated financial statements “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES”. We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of previous charge-offs and an allowance for loan losses, and for purchased loans, net of unamortized purchase premiums and discounts. Interest income is accrued on the unpaid principal balance.

Purchased Credit Impaired Loans: As a part of previous acquisitions, we acquired certain loans for which there was, at acquisition, evidence of deterioration of credit quality since origination. These purchased credit impaired loans were recorded at the acquisition date fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually. We estimate the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of the expected cash flows is less than the carrying amount, a loss is recorded. If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Changes in interest rates earned on interest-earning assets or incurred on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic change in net interest income. Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Kansas and Missouri, as well as developments affecting the consumer, commercial and real estate sectors within these markets.

Net Income

Year ended December 31, 2016 compared with year ended December 31, 2015:

Net income for the year ended December 31, 2016 was $9.4 million compared to $10.3 million for year ended December 31, 2015. Net income allocable to common stockholders was $9.4 million for the year ended December 31, 2016, compared to $10.1 million for the year ended December 31, 2015, a decrease of $750 thousand, or 7.4%. During the year ended December 31, 2016, increases in net interest income of $6.3 million, non-interest income of $664 thousand and a reduction of $928 thousand in the provision for loan loss were offset by $8.5 million in higher non-interest expenses when compared to the year ended December 31, 2015. The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2016, 2015 and 2014. The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2016			December 31, 2015			December 31, 2014
(dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$1,009,918	$50,272	4.98%	$816,427	$43,361	5.31%	$682,717	$38,406	5.63%
Taxable securities	382,616	8,111	2.12%	336,905	7,634	2.27%	310,936	7,204	2.32%
Nontaxable securities	59,735	1,654	2.77%	43,769	1,057	2.41%	36,900	839	2.27%
Federal funds sold and other	140,415	1,762	1.25%	71,224	976	1.37%	23,770	345	1.45%
Total interest-earning assets	1,592,684	$61,799	3.88%	1,268,325	$53,028	4.18%	1,054,323	$46,794	4.44%
Non-interest-earning assets
Other real estate owned, net	6,167			5,742			6,054
Premises and equipment, net	40,800			36,983			35,400
Bank owned life insurance	33,415			29,816			28,225
Goodwill and core deposit intangible, net	25,749			19,505			19,423
Other non-interest-earning assets	18,397			13,839			15,352
Total assets	$1,717,212			$1,374,210			$1,158,777
Interest-bearing liabilities:
Interest-bearing demand deposits	$314,515	$890	0.28%	$259,007	$633	0.24%	$224,009	$556	0.25%
Savings and money market	317,394	1,317	0.41%	261,195	918	0.35%	241,291	640	0.27%
Savings, NOW and money market	631,909	2,207	0.35%	520,202	1,551	0.30%	465,300	1,196	0.26%
Certificates of deposit	453,045	4,835	1.07%	374,846	3,375	0.90%	366,168	2,888	0.79%
Total interest-bearing deposits	1,084,954	7,042	0.65%	895,048	4,926	0.55%	831,468	4,084	0.49%
FHLB term and line of credit advances	250,282	1,400	0.56%	157,801	495	0.31%	23,328	345	1.48%
Bank stock loan	989	31	3.09%	15,581	641	4.11%	7,097	295	4.16%
Subordinated borrowings	9,948	671	6.74%	9,102	643	7.06%	8,793	634	7.22%
Other borrowings	22,599	58	0.26%	24,862	61	0.24%	28,516	75	0.26%
Total interest-bearing liabilities	1,368,772	$9,202	0.67%	1,102,394	$6,766	0.61%	899,202	$5,433	0.60%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	169,514			138,933			129,007
Non-interest-bearing liabilities	10,103			7,075			7,387
Stockholders’ equity	168,823			125,808			123,181
Total liabilities and stockholders’ equity	$1,717,212			$1,374,210			$1,158,777
Net interest income		$52,597			$46,262			$41,361
Interest rate spread			3.21%			3.57%			3.84%
Net interest margin(2)			3.30%			3.65%			3.92%
Total cost of deposits, including non-interest bearing deposits	$1,254,468	$7,042	0.56%	$1,033,981	$4,926	0.48%	$960,475	$4,084	0.43%
Average interest-earning assets to interest-bearing liabilities			116.36%			115.05%			117.25%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing net interest income by average interest-earning assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2016 as compared to the year ended December 31, 2015, and the year ended December 31, 2015 as compared to the year ended December 31, 2014.

Analysis of Changes in Net Interest Income

	2016 vs. 2015			2015 vs. 2014
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets:
Loans	$9,767	$(2,856)	$6,911	$7,180	$(2,225)	$4,955
Taxable securities	990	(513)	477	591	(161)	430
Nontaxable securities	426	171	597	163	55	218
Federal funds sold and other	875	(89)	786	651	(20)	631
Total interest-earning assets	$12,058	$(3,287)	$8,771	$8,585	$(2,351)	$6,234
Interest-bearing liabilities:
Savings, NOW and money market	$365	$291	$656	$151	$204	$355
Certificates of deposit	773	687	1,460	70	417	487
Total interest-bearing deposits	1,138	978	2,116	221	621	842
FHLB term and line of credit advances	388	517	905	610	(460)	150
Bank stock loan	(482)	(128)	(610)	349	(3)	346
Subordinated borrowings	58	(30)	28	22	(13)	9
Other borrowings	(6)	3	(3)	(9)	(5)	(14)
Total interest-bearing liabilities	$1,096	$1,340	$2,436	$1,193	$140	$1,333
Net Interest Income	$10,962	$(4,627)	$6,335	$7,392	$(2,491)	$4,901

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

Year ended December 31, 2016 compared with year ended December 31, 2015:

Net interest income before the provision for loan losses for the year ended December 31, 2016 was $52.6 million compared with $46.3 million for the year ended December 31, 2015, an increase of $6.3 million, or 13.7%. The increase in net interest income is primarily due to the increase in the volume of interest-earnings assets partially offset by a decrease in yields on interest-earning assets. The increase in average volume of interest-earning assets was primarily due to increases in loans, investment securities and Federal funds sold and other. Interest expense for the year ended December 31, 2016 was $9.2 million, an increase of $2.4 million, or 36.0%, from the interest expense of $6.8 million for the year ended December 31, 2015. The increase in interest expense was primarily due to an increase in the average volume and rates of interest bearing liabilities incurred to fund the increased volume of interest-earning assets.

Interest income was $61.8 million for the year ended December 31, 2016 and $53.0 million for the year ended December 31, 2015, an increase of $8.8 million, or 16.5%. Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $50.3 million for the year ended December 31, 2016, an increase of $6.9 million, or 15.9%, compared to the year ended December 31, 2015. The increase in loan interest income was driven by the increase in average loan volume; however, the yield on the loan portfolio decreased 33 basis points from 5.31% for the year ended December 31, 2015 to 4.98% for the year ended December 31, 2016. Loan fees for the year ended December 31, 2016 were $2.4 million compared to $3.4 million for the year ended December 31, 2015. The primary driver of the decrease in loan yields is the origination or purchase of commercial, commercial real estate and mortgage loans in a low interest rate environment and the pay off of older higher yielding loans.

Interest expense was $9.2 million for the year ended December 31, 2016, an increase of $2.4 million from the $6.8 million for the year ended December 31, 2015. Interest expense on savings, NOW and money market deposits was $2.2 million for the year ended December 31, 2016, an increase of $656 thousand from $1.6 million for the year ended December 31, 2015. Average certificates of deposit increased $78.2 million for the year ended December 31, 2016 compared to the year ended December 31, 2015 and the average rate increased from 0.90% to 1.07% for the same time period resulting in an increase in related interest expense of $1.5 million. Average balances of borrowings from the FHLB increased by $92.5 million from an average balance of $157.8 million for the year ended December 31, 2015 to an average balance of $250.3 million for the year ended December 31, 2016, resulting in an increase in interest expense of $905 thousand. In February 2015, we prepaid older higher cost FHLB term advances and began using the FHLB line of credit or LOC advance option, which is pre-payable without a fee and resulted in a much lower funding cost. Interest expense on our bank stock loan for the year ended December 31, 2016 was $31 thousand compared to $641 thousand for the year ended December 31, 2015. Total cost of interest-bearing liabilities increased six basis points to 0.67% for the year ended December 31, 2016 from 0.61% for the year ended December 31, 2015.

Net interest margin, for the year ended December 31, 2016 was 3.30%, a decrease of 35 basis points compared with 3.65% for the year ended December 31, 2015. The decrease in net interest margin is largely the result of changes in mix and yield of interest-earning assets and cost of interest-bearing liabilities. The decline in our net interest margin for the year ended December 31, 2016 relates to our purchase of additional investment securities, our utilization of an available “spread opportunity” and the increase in our 1-4 family loan portfolio, which contributed to a decline in yield on our loan portfolio. The “spread opportunity” involved borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions, resulting in a decrease in net interest margin of 0.21% for 2016 and 0.10% for 2015. We utilized the spread opportunity to generate additional income. We terminated the spread opportunity at September 30, 2016. These changes for the year ended December 31, 2016 resulted in an increase in net interest income of $6.3 million, an increase in average interest-earning assets of $324.4 million and a decrease in net interest margin of 35 basis points.

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

Net interest margin, for the year ended December 31, 2015 was 3.65%, a decrease of 27 basis points compared with 3.92% for the year ended December 31, 2014. The decrease in net interest margin is largely the result of changes in mix and yield of interest-earning assets and cost of interest-bearing liabilities. The decline in our net interest margin for the year ended December 31, 2015 relates to our purchase of additional investment securities, our utilization of an available “spread opportunity” and the increase in our 1-4 family loan portfolio, which contributed to a decline in yield on our loan portfolio. In anticipation of consummating the acquisition of First Independence, we purchased approximately $30.0 million in investment securities to replace First Independence’s investment portfolio of similar size that did not meet our investment criteria. We have since liquidated First Independence’s investment portfolio. The “spread opportunity” involved borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions, resulting in a positive spread of approximately 25 basis points. We utilized the spread opportunity to generate income to help offset the costs associated with the First Independence merger and our initial public offering. We could reduce or terminate the spread opportunity each business day. We suspended the utilization of this strategy effective October 1, 2016. These changes for the year ended December 31, 2015 resulted in an increase in net interest income of $4.9 million, an increase in average interest-earning assets of $213.7 million and a decrease in net interest margin of 27 basis points.

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

Year ended December 31, 2016 compared with year ended December 31, 2015:

The provision for loan losses for the year ended December 31, 2016 was $2.1 million compared with $3.0 million for the year ended December 31, 2015. The decreased provision of $928 thousand was primarily related to decreased charge-offs and increased recoveries on loans as compared to the previous year. Net charge-offs for the year ended December 31, 2016 were $1.2 million compared to net charge-offs of $3.5 million for the year ended December 31, 2015. For the year ended December 31, 2016, gross charge-offs were $1.7 million offset by gross recoveries of $527 thousand. In comparison, gross charge-offs were $3.7 million for the year ended December 31, 2015 offset by gross recoveries of $237 thousand.

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

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2016, 2015 and 2014:

Non-Interest Income

For the Years Ended December 31,

				2016 vs. 2015		2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	Change	%	Change	%
Service charges and fees	$3,552	$2,708	$2,737	$844	31.2%	$(29)	(1.1)%
Debit card income	2,898	2,161	1,462	737	34.1%	699	47.8%
Mortgage banking	1,394	1,088	894	306	28.1%	194	21.7%
Increase in value of bank owned life insurance	1,000	957	960	43	4.5%	(3)	(0.3)%
Investment referral income	418	571	475	(153)	(26.8)%	96	20.2%
Recovery on zero-basis purchased loans	102	393	500	(291)	(74.0)%	(107)	(21.4)%
Other	623	486	660	137	28.2%	(174)	(26.4)%
Sub-Total	9,987	8,364	7,688	1,623	19.4%	676	8.8%
Net gain on acquisition	—	682	—	(682)	(100.0)%	682	100.0%
Net gains on sales of and settlement of securities	479	756	986	(277)	(36.6)%	(230)	(23.3)%
Total non-interest income	$10,466	$9,802	$8,674	$664	6.8%	$1,128	13.0%

Year ended December 31, 2016 compared with year ended December 31, 2015:

For the year ended December 31, 2016, non-interest income totaled $10.5 million, an increase of $663 thousand, or 6.8%, from $9.8 million for the year ended December 31, 2015. The increase was primarily due to increases in service charges and fees, debit card income, and mortgage banking income, partially offset by decreases in net gain on acquisition, recovery of zero-basis purchased loans, and net gains on sales of and settlement of securities. Service charges and fees increased $844 thousand during the twelve months ended December 31, 2016, as compared to the same time period during 2015, mainly due to an increase in non-sufficient fund charges. Debit card income was $2.9 million for the year ended December 31, 2016, an increase of $737 thousand, or 34.1%, from $2.2 million for the year ended December 31, 2015. Mortgage banking increased largely due to an increase in proceeds received from investors on the sale of mortgage loans. The recognized amounts of the identifiable net assets acquired, including deferred tax assets associated with NOL and tax credit carryforwards, exceeded the cash consideration exchanged in the First Independence acquisition resulting in the net gain on acquisition in 2015. In connection with acquisitions, we received the rights to certain loans that were previously charged off by the acquired bank. At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis. Subsequent to the acquisitions, we have received cash payments on several of these loans. No interest has been accrued as cash flow payments have not been expected prior to receipt. Cash receipts on these zero-basis loans totaled $102 thousand and $393 thousand for the years ended December 31, 2016 and 2015. For the year ended December 31, 2016 gains on sales of and settlement of securities amounted to $893 thousand. During 2016, the Company recorded an other-than-temporary impairment loss in the amount of $414 thousand, resulting in a net gain on sales of and settlement of securities of $479 thousand. The impairment loss reflected the difference between the amortized cost of the Company’s investment in AgriBank’s 9.125% subordinated notes, due July 2019 and the fair value attributed to AgriBank’s redemption call of those notes. For the year ended December 31, 2015 gains on sales of and settlement of securities amounted to $370 thousand. During 2015, the Company received $386 thousand in connection with the bankruptcy settlement related to a political subdivision security written off in 2011, resulting in a net gain on sales of and settlement of securities of $756 thousand.

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

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2016, 2015 and 2014.

Non-Interest Expense

For the Year Ended December 31,

				2016 vs. 2015		2015 vs. 2014
(Dollars in thousands)	2016	2015	2014	Change	%	Change	%
Salaries and employee benefits	$21,951	$19,202	$19,621	$2,749	14.3%	$(419)	(2.1)%
Net occupancy and equipment	4,586	4,155	4,536	431	10.4%	(381)	(8.4)%
Data processing	3,568	2,939	2,530	629	21.4%	409	16.2%
Professional fees	2,075	2,086	2,279	(11)	(0.5)%	(193)	(8.5)%
Advertising and business development	1,198	1,199	1,057	(1)	(0.1)%	142	13.4%
Telecommunications	1,101	811	755	290	35.8%	56	7.4%
FDIC insurance	894	840	727	54	6.4%	113	15.5%
Courier and postage	683	544	562	139	25.6%	(18)	(3.2)%
Free nation-wide ATM expense	672	468	389	204	43.6%	79	20.3%
Amortization of core deposit intangible	413	275	363	138	50.2%	(88)	(24.2)%
Loan expense	599	388	327	211	54.4%	61	18.7%
Other real estate owned	386	287	21	99	34.5%	266	1266.7%
Other	3,597	3,374	2,478	223	6.6%	896	36.2%
Sub-Total	41,723	36,568	35,645	5,155	14.1%	923	2.6%
Merger expenses	5,294	1,691	—	3,603	213.1%	1,691	100.0%
Loss on extinguishment of debt	58	316	—	(258)	(81.6)%	316	100.0%
Total non-interest expense	$47,075	$38,575	$35,645	$8,500	22.0%	$2,930	8.2%

Year ended December 31, 2016 compared with year ended December 31, 2015:

For the year ended December 31, 2016, non-interest expense totaled $47.1 million, an increase of $8.5 million, or 22.0%, compared to December 31, 2015. This increase was primarily due to increases in merger expenses of $3.6 million, salaries and employee benefits of $2.7 million, data processing of $629 thousand, net occupancy and equipment of $431 thousand, telecommunications of $290 thousand, other expense of $223 thousand, loan expense of $211 thousand, and free nation-wide ATM costs of $204 thousand, partially offset by a decrease of $258 thousand in loss on extinguishment of debt. These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits: Salaries and benefits were $22.0 million for the year ended December 31, 2016, an increase of $2.7 million compared to the year ended December 31, 2015. There was a $2.3 million increase in salaries for year ended December 31, 2016 as compared to year ended December 31, 2015, which reflects the full year effect of the First Independence merger, the November 2016 addition of staff related to the merger with Community First, as well as additions to lending, customer service, and operations staff. In addition, during the same time period, there was an increase in benefits cost of $351 thousand. Included in salaries and employee benefits is stock based compensation expense of $268 thousand in the year ended December 31, 2016 and $162 thousand for the year ended December 31, 2015.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, net of incidental rental income of excess facilities. Occupancy expenses were $4.6 million for the year ended December 31, 2016, compared to $4.2 million for the year ended December 31, 2015. The majority of the increase is due to a full year of expenses related to the acquisition of First Independence and the subsequent addition of four branches in Southeast Kansas. In addition, due to the acquisition of Community First, there were five additional branches added in November 2016.

Data processing: Data processing expenses were $3.6 million for the year ended December 31, 2016, an increase of $629 thousand, or 21.4%, from the year ended December 31, 2015. The increase was principally due to increased debit card processing costs as usage increased.

Professional fees: Professional fees, including regulatory assessments, were $2.1 million for the year ended December 31, 2016 and $2.1 million for the year ended December 31, 2015. The decrease of $11 thousand, or 0.5%, principally is due to a decrease in legal fees of $135 thousand and consulting fees of $66 thousand, offset by an increase in accounting fees of $135 thousand and an increase in other professional fees of $55 thousand. The decrease in legal fees was primarily due to the settlement of the lawsuit with U.S. Bank in June 2015, as discussed in the Notes to Consolidated Financials Statements, “NOTE 23 – LEGAL MATTERS.” The offsetting increases in professional fees are principally attributable to the reporting requirements of being a public company.

Other real estate owned: As detailed in “NOTE 5 – OTHER REAL ESTATE OWNED” in the Notes to Consolidated Financial Statements other real estate owned expenses, including provision for unrealized losses were $542 thousand for the year ended December 31, 2016, offset by gains on the sale of other real estate owned of $156 thousand. For the year ended December 31, 2015 other real estate owned expenses, including provision for unrealized losses were $418 thousand offset by gains on the sale of other real estate owned of $131 thousand.

Other: Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets; losses net of gains on the sale of repossessed assets other than real estate; and other operating expenses such as settlement of claims, were $3.6 million for the year ended December 31, 2016 and $3.4 million for the year ended December 31, 2015.

Merger expenses: Merger expenses include legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses. On November 10, 2016, we acquired Community First Bancshares, Inc., based in Harrison, Arkansas. Merger expenses of $5.3 million for the year ended December 31, 2016 are mostly related to this merger. On October 9, 2015, we acquired First Independence Corporation and its subsidiary, First Federal Savings & Loan of Independence, based in Independence, Kansas. Merger expenses of $1.7 million for the year ended December 31, 2015 are related to this merger.

Loss on extinguishment of debt: In the first quarter of 2016, we repaid our bank stock loan and wrote off the deferred debt issuance costs associated with this loan resulting in a $58 thousand loss on debt extinguishment. In the first quarter of 2015, we chose to incur a $316 thousand loss on extinguishment of debt due to the prepayment of all our FHLB term advances. The weighted average rate of the FHLB term advances was 3.82%.

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

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of our performance and is not defined under GAAP. Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses and loss on debt extinguishment by the sum of net interest income and non-interest income, excluding net gains on sales of and settlement of securities and gain on acquisition. Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The ratio defined under GAAP that is most comparable to the efficiency ratio is non-interest expense to net interest income plus non-interest income which is discussed in “Results of Operations – Non-GAAP Financial Measures.”

The Company’s non-interest expense to net interest income plus non-interest income was 74.65% for the year ended December 31, 2016, compared with 68.81% for the year ended December 31, 2015. This decline was primarily due to increased non-interest expense, partially offset by increased net interest income and non-interest income as discussed in “Results of Operations – Non-GAAP Financial Measures.” Our efficiency ratio was 66.7% for the year ended December 31, 2016, compared with 66.9% for the year ended December 31, 2015. This improvement was primarily due to increased net interest income and non-interest income as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

The Company’s non-interest expense to net interest income plus non-interest income was 68.81% for the year ended December 31, 2015, compared with 71.24% for the year ended December 31, 2014. This improvement was primarily due to increased net interest income and non-interest income as discussed in “Results of Operations – Non-GAAP Financial Measures.” Our efficiency ratio was 66.9% for the year ended December 31, 2015, compared with 72.7% for the year ended December 31, 2014. This improvement was primarily due to increased net interest income and non-interest income as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount non-deductible expenses and available tax credits.

Year ended December 31, 2016 compared with year ended December 31, 2015:

For the year ended December 31, 2016, income tax expense was $4.5 million compared with $4.1 million for the year ended December 31, 2015. The effective income tax rates for the years ended December 31, 2016 and 2015 were 32.4% and 28.7%, as compared to the U.S. statutory rate of 35.0%. As detailed in “NOTE 15 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rate differed from the U.S. statutory rate primarily due to non-taxable income, non-deductible expenses and tax credits.

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

Financial Condition

Overview

Our total assets increased $606.5 million, or 38.2%, from $1.59 billion at December 31, 2015, to $2.19 billion at December 31, 2016. The increase in total assets was primarily from increases in net loans of $422.3 million, $120.1 million in investment securities, $40.7 million in goodwill, $15.5 million in bank owned life insurance, $11.4 million in premises and equipment, and $5.6 million in Federal Reserve Bank and FHLB stock, partially offset by a decrease of $21.7 million in cash and cash equivalents. Included in the above changes are the assets of Community First, which totaled $462.9 million at acquisition. Our total liabilities increased $515.7 million, or 36.4%, from $1.42 billion at December 31, 2015 to $1.93 billion at December 31, 2016. The increase in total liabilities was primarily from increases in total deposits of $414.5 million and FHLB advances of $114.1 million, partially offset by decreases of $18.6 million from the pay off of the bank stock loan. Our total stockholders’ equity increased $90.7 million, or 54.3%, from $167.2 million at December 31, 2015 to $258.0 million at December 31, 2016.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets. At December 31, 2016, our gross loans held for investment portfolio totaled $1.38 billion, an increase of $423.3 million, or 44.1%, compared with December 31, 2015. Excluding the acquisition of Community First, gross loans held for investment increased by $86.6 million, or 9.0%, compared with December 31, 2015. Overall growth consisted of $135.7 million or 39.6% from commercial real estate, $88.2 million or 35.2% from residential real estate, $86.4 million or 33.0% from commercial and industrial, $60.4 million or 112.0% from real estate construction, $23.8 million or 139.2% from consumer, $20.2 million or 110.8% from agricultural real estate, and $8.6 million or 54.4% from agricultural. We also had loans classified as held for sale totaling $4.8 million at December 31, 2016.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita and Kansas City MSAs, as well as various community markets throughout Arkansas, Kansas and Missouri. Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas and Missouri. As of December 31, 2016, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At December 31, 2015, our gross loan held for investment portfolio totaled $960.4 million, an increase of $234.5 million, or 32.3%, compared with $725.9 million at December 31, 2014. Excluding the acquisition of First Independence, gross loans held for investment increased by $144.6 million, or 19.9%, compared with December 31, 2014. Overall growth consisted of $115.8 million, or 49.4% from residential real estate, $78.9 million or 33.7% from commercial and industrial, $19.4 million or 8.3% from commercial real estate, $13.5 million or 5.8% from real estate construction, $9.2 million or 3.9% from consumer, $1.1 million or 0.5% from agricultural real estate, but were partially offset by a decrease of $3.5 million or 1.5% from agricultural. We also had loans classified as held for sale totaling $3.5 million at December 31, 2015.

At December 31, 2016, gross total loans were 84.9% of deposits and 63.1% of total assets. At December 31, 2015, gross total loans were 79.0% of deposits and 60.6% of total assets.

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions and overall growth in our markets. Our lending staff has been successful in building banking relationships with new customers. Several new lenders have been hired in our markets, and these employees have been successful in transitioning their former clients and attracting new clients. Lending activities originate from the efforts of our lenders, with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies located in the Wichita and Kansas City MSAs, as well as community markets in Arkansas, Kansas, and Missouri.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	December 31,
	2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$348,465	25.2%	$262,032	27.3%	$183,100	25.2%	$139,365	21.1%
Real estate loans:
Commercial real estate	478,815	34.6%	343,096	35.7%	323,676	44.6%	310,165	47.0%
Real estate construction	114,293	8.3%	53,921	5.6%	40,420	5.6%	31,347	4.8%
Residential real estate	338,387	24.4%	250,216	26.1%	134,455	18.5%	125,395	19.0%
Agricultural real estate	38,331	2.8%	18,180	1.9%	17,083	2.3%	22,092	3.3%
Total real estate loans	969,826	70.1%	665,413	69.3%	515,634	71.0%	488,999	74.1%
Consumer	40,902	2.9%	17,103	1.8%	7,875	1.1%	7,961	1.2%
Agricultural	24,412	1.8%	15,807	1.6%	19,267	2.7%	23,969	3.6%
Total loans held for investment	$1,383,605	100.0%	$960,355	100.0%	$725,876	100.0%	$660,294	100.0%
Total loans held for sale	$4,830	100.0%	$3,504	100.0%	$897	100.0%	$347	100.0%
Total loans held for investment (net of allowances)	$1,377,173	100.0%	$954,849	100.0%	$719,913	100.0%	$654,680	100.0%

Commercial and industrial: Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital, or meet other financing needs of the business. Our commercial and industrial portfolio totaled $348.5 million at December 31, 2016, an increase of $86.4 million, or 33.0%, compared to December 31, 2015. Of this growth, $37.6 million, or 43.5%, was a result of loans acquired through Community First. The remainder was a combination of loan originations within our target markets and changes in the balances of revolving lines of credit, partially offset by reductions of broadly syndicated shared national credit originations and mortgage finance loan participations.

Commercial real estate: Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans. Our commercial real estate loans were $478.8 million at December 31, 2016, an increase of $135.7 million, or 39.6%, compared to December 31, 2015. The increase was primarily due to $139.0 million in commercial real estate loans acquired through Community First, partially offset by a combination of loan originations within our target markets and principal repayment.

Real estate construction: Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer. Our real estate construction portfolio totaled $114.3 million at December 31, 2016, an increase of $60.4 million, or 112.0%, compared to December 31, 2015. The increase in real estate construction loans is primarily related to $32.5 million in real estate construction loans acquired through Community First and increased originations.

Residential real estate: Residential real estate loans include loans secured by primary or secondary personal residences. Our residential real estate portfolio totaled $338.4 million at December 31, 2016, an increase of $88.2 million, or 35.2%, compared to December 31, 2015. During 2016, we purchased two pools of mortgage loans that represent $38.4 million of the increase that was partially offset by net payment activity in the existing residential real estate loans. During 2015, we purchased three pools of mortgage loans totaling $60.3 million. These pools of mortgages were purchased to expand our loan portfolio and provide additional loan income. Additionally, the acquisition of Community First added $76.8 million in residential real estate loans as of December 31, 2016.

Agricultural real estate, Agricultural, Consumer and other: Agricultural real estate loans are loans related to farmland. Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced. Consumer loans are generally secured by consumer assets, but may be unsecured. These three loan pools represent 7.5% of our overall loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2016 and December 31, 2015 are summarized in the following tables:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2016
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$115,467	$130,409	$102,589	$348,465
Real Estate:
Commercial real estate	74,721	262,774	141,320	478,815
Real estate construction	45,375	52,105	16,813	114,293
Residential real estate	11,141	16,780	310,466	338,387
Agricultural real estate	7,381	18,973	11,977	38,331
Total real estate	138,618	350,632	480,576	969,826
Consumer	6,662	26,814	7,426	40,902
Agricultural	12,723	9,400	2,289	24,412
Total	$273,470	$517,255	$592,880	$1,383,605
Loans with a predetermined fixed interest rate	154,518	364,177	194,905	713,600
Loans with an adjustable/floating interest rate	118,952	153,078	397,975	670,005
Total	$273,470	$517,255	$592,880	$1,383,605

	As of December 31, 2015
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$125,800	$93,842	$42,390	$262,032
Real Estate:
Commercial real estate	66,576	184,759	91,761	343,096
Real estate construction	23,455	22,537	7,929	53,921
Residential real estate	5,080	11,497	233,639	250,216
Agricultural real estate	4,984	6,452	6,744	18,180
Total real estate	100,095	225,245	340,073	665,413
Consumer	2,097	10,013	4,993	17,103
Agricultural	9,871	3,785	2,151	15,807
Total	$237,863	$332,885	$389,607	$960,355
Loans with a predetermined fixed interest rate	110,401	231,026	125,579	467,006
Loans with an adjustable/floating interest rate	127,462	101,859	264,028	493,349
Total	$237,863	$332,885	$389,607	$960,355

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	As of December 31,
	2016	2015	2014	2013
Nonaccrual loans	$22,693	$8,197	$10,790	$12,985
Accruing loans 90 or more days past due	—	35	39	174
Restructured loans-accruing	—	—	—	—
OREO acquired through foreclosure, net	8,656	5,811	4,754	7,332
Total nonperforming assets	$31,349	$14,043	$15,583	$20,491
Ratios:
Nonperforming assets to total assets	1.43%	0.89%	1.33%	1.80%
Nonperforming assets to total loans plus OREO	2.25%	1.45%	2.13%	3.07%

Nonperforming assets (“NPAs”) include loans on nonaccrual status, accruing loans 90 or more days past due, restructured loans, and other real estate acquired through foreclosure.

We had $22.7 million in nonperforming loans at December 31, 2016, compared with $8.2 million at December 31, 2015. The nonperforming loans at December 31, 2016 consisted of 193 separate credits and 144 separate borrowers. We had four nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2016. Substantially all of the increase in nonperforming assets was a result of the Community First acquisition. There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by lenders, and also monitor delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Pass: Loans classified as pass do not have any noted weaknesses and repayment of the loan is expected. These loans are considered unclassified.

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of our credit position at some future date. These loans are considered classified.

Substandard : Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. These loans are considered classified.

Doubtful : Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These loans are considered classified.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At December 31, 2016, the Company had $9.5 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $7.1 million at December 31, 2015.

The risk category of loans by class of loans is as follows as of December 31, 2016 and December 31, 2015:

Risk Category of Loans by Class

	As of December 31, 2016
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$341,307	$7,158	$348,465
Real estate:
Commercial real estate	464,095	14,720	478,815
Real estate construction	111,975	2,318	114,293
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Total real estate	945,558	24,268	969,826
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	$1,383,605

	As of December 31, 2015
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$260,669	$1,363	$262,032
Real estate:
Commercial real estate	333,609	9,487	343,096
Real estate construction	53,308	613	53,921
Residential real estate	246,901	3,315	250,216
Agricultural real estate	17,810	370	18,180
Total real estate	651,628	13,785	665,413
Consumer	17,000	103	17,103
Agricultural	15,707	100	15,807
Total	$945,004	$15,351	$960,355

At December 31, 2016, loans considered unclassified decreased to 97.7% of total loans from 98.4% of total loans at December 31, 2015. Classified loans were $32.2 million at December 31, 2016, an increase of $16.9 million, or 109.9%, from $15.4 million at December 31, 2015. Substantially all of the increase was a result of the Community First acquisition.

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

Recorded Investment in Purchased Credit Impaired Loans

	December 31,	December 31,	December 31,
	2016	2015	2014
	(Dollars in thousands)
Contractually required payments	$27,413	$7,550	$7,278
Discount	(8,914)	(1,794)	(2,167)
Recorded investment	$18,499	$5,756	$5,111

Analysis of allowance for loan and lease losses: At December 31, 2016, the allowance for loan losses totaled $6.4 million, or 0.46% of total loans. At December 31, 2015 the allowance for loan losses aggregated $5.5 million, or 0.57% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $5.8 million, or 0.42%, of the $1.37 billion in loans collectively evaluated for impairment at December 31, 2016, compared to an allowance for loan losses of $5.2 million, or 0.55%, of the $948.9 million in loans collectively evaluated for impairment at December 31, 2015, and an allowance for loan losses of $4.3 million, or 0.60%, of the $711.0 million in loans collectively evaluated for impairment at December 31, 2014. The decrease was primarily related to a change in applied loss factors which are based in part on historical loss experience as well as changes in the composition and quality of our loan portfolio collectively evaluated for impairment. The changes in composition included purchased loans, outside of business combinations, which have different characteristics than our originated loan portfolio at December 31, 2015.

Net losses as a percentage of average loans decreased to 0.12% for the twelve months ended December 31, 2016 as compared to 0.43% for the twelve months ended December 31, 2015, and 0.13% for the twelve months ended December 31, 2014. While net charge-offs increased during 2015, $1.5 million of these gross charge-offs had been previously identified and specifically reserved for in the allowance for loan losses as of December 31, 2014.

There have been no material changes to our accounting policies related to our allowance for loan loss methodology during 2016 and 2015.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan and Lease Losses

	As of and for the Twelve Months Ended December 31,
	2016	2015	2014	2013
	(Dollars in thousands)
Average loans outstanding(1)	$1,006,745	$813,970	$680,982	$698,447
Gross loans outstanding at end of period(1)	$1,383,605	$960,355	$725,876	$660,295
Allowance for loan losses at beginning of the period	$5,506	$5,963	$5,614	$4,471
Provision for loan losses	2,119	3,047	1,200	2,583
Charge-offs:
Commercial and industrial	(226)	(1,468)	(46)	(126)
Real estate:
Commercial real estate	(557)	(1,668)	(241)	(920)
Real estate construction	—	—	—	(6)
Residential real estate	(299)	(296)	(668)	(522)
Agricultural real estate	(23)	—	—	—
Consumer	(584)	(309)	(360)	(374)
Agricultural	(31)	—	(19)	(37)
Total charge-offs	(1,720)	(3,741)	(1,334)	(1,985)
Recoveries:
Commercial and industrial	41	23	36	39
Real estate:
Commercial real estate	201	126	72	29
Real estate construction	—	2	16	30
Residential real estate	165	31	139	292
Agricultural real estate	23	—	—	—
Consumer	96	53	218	154
Agricultural	1	2	2	1
Total recoveries	527	237	483	545
Net recoveries (charge-offs)	(1,193)	(3,504)	(851)	(1,440)
Allowance for loan losses at end of the period	$6,432	$5,506	$5,963	$5,614
Ratio of ALLL to end of period loans(1)	0.46%	0.57%	0.82%	0.85%
Ratio of net charge-offs (recoveries) to average loans	0.12%	0.43%	0.13%	0.21%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated. The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan and Lease Losses

	December 31,
	2016		2015		2014
	Amount	% of Total Loans	Amount	% of Total Loans	Amount	% of Total Loans
	(Dollars in thousands)		(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$1,881	29.3%	$1,366	24.8%	$1,559	26.1%
Real estate:
Commercial real estate	1,808	28.1%	1,728	31.4%	2,298	38.5%
Real estate construction	612	9.5%	323	5.9%	599	10.0%
Residential real estate	1,765	27.4%	1,824	33.1%	1,190	20.0%
Agricultural real estate	35	0.6%	29	0.5%	148	2.5%
Consumer	266	4.1%	187	3.4%	81	1.4%
Agricultural	65	1.0%	49	0.9%	88	1.5%
Total allowance for loan losses	$6,432	100.0%	$5,506	100.0%	$5,963	100.0%

Management believes that the allowance for loan losses at December 31, 2016 was adequate to cover probable incurred losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2016.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At December 31, 2016, the carrying amount of investment securities totaled $561.4 million, an increase of $120.1 million, or 27.2%, compared with December 31, 2015. At December 31, 2016, securities represented 25.6% of total assets compared with 27.8% at December 31, 2015.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	December 31, 2016		December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government-sponsored entities	$4,766	$4,782	$17,090	$17,036	$10,546	$10,400
Residential mortgage-backed securities (issued by government-sponsored entities)	88,257	86,703	109,784	109,521	35,867	36,529
Corporate	3,000	3,039	3,000	2,954	3,000	3,011
Small Business Administration loan pools	210	223	275	297	332	356
State and political subdivisions	499	499	504	508	2,169	2,193
Equity securities	500	486	500	494	500	496
Total available-for-sale securities	$97,232	$95,732	$131,153	$130,810	$52,414	$52,985

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	December 31, 2016		December 31, 2015		December 31, 2014
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
U.S. government-sponsored entities	$998	$965	$2,669	$2,643	$2,800	$2,809
Residential mortgage-backed securities (issued by government-sponsored entities)	338,749	334,733	230,554	230,993	195,458	198,171
Corporate	12,988	13,099	12,983	12,758	12,976	12,779
Small Business Administration loan pools	2,398	2,382	2,863	2,875	3,220	3,224
State and political subdivisions	110,576	109,977	61,470	63,533	46,563	48,206
Total held-to-maturity securities	$465,709	$461,156	$310,539	$312,802	$261,017	$265,189

At December 31, 2016, 2015 and 2014, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2016 and December 31, 2015. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2016
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
Available-for-sale securities:
U.S. government-sponsored entities	$—	—%	$—	—%	$4,782	2.48%	$—	—%	$4,782	2.48%
Residential mortgage-backed securities (issued by government- sponsored entities)	—	—%	3,601	1.87%	270	2.38%	82,832	2.66%	86,703	2.63%
Corporate	—	—%	—	—%	3,039	1.96%	—	—%	3,039	1.96%
Small Business Administration loan pools	—	—%	—	—%	—	—%	223	5.21%	223	5.21%
State and political subdivisions(1)	—	—%	499	1.50%	—	—%	—	—%	499	1.50%
Total available-for-sale securities	$—	—%	$4,100	1.83%	$8,091	2.29%	$83,055	2.67%	$95,246	2.60%
Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,190	2.50%	8,751	2.75%	325,808	2.75%	338,749	2.74%
Corporate	—	—%	5,304	2.74%	—	—%	7,684	2.64%	12,988	2.68%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,398	2.61%	2,398	2.61%
State and political subdivisions(1)	2,812	2.49%	15,122	2.86%	30,942	3.06%	61,700	3.28%	110,576	3.14%
Total held-to-maturity securities	$2,812	2.49%	$25,614	2.73%	$39,693	2.99%	$397,590	2.83%	$465,709	2.83%
Total debt securities	$2,812	2.49%	$29,714	2.60%	$47,784	2.87%	$480,645	2.80%	$560,955	2.79%

(1)	The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2015
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
Available-for-sale securities:
U.S. government-sponsored entities	$100	1.26%	$12,204	1.47%	$4,732	2.02%	$—	—%	$17,036	1.63%
Residential mortgage-backed securities (issued by government- sponsored entities)	—	—%	3,719	1.91%	456	2.47%	105,346	2.89%	109,521	2.86%
Corporate	—	—%	—	—%	2,954	1.51%	—	—%	2,954	1.51%
Small Business Administration loan pools	—	—%	—	—%	—	—%	297	5.21%	297	5.21%
State and political subdivisions(1)	—	—%	508	1.50%	—	—%	—	—%	508	1.50%
Total available-for-sale securities	$100	1.26%	$16,431	1.57%	$8,142	1.86%	$105,643	2.90%	$130,316	2.67%
Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$2,669	2.46%	$—	—%	$—	—%	$2,669	2.46%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,257	2.50%	5,869	2.68%	220,428	2.89%	230,554	2.87%
Corporate	—	—%	—	—%	5,370	2.74%	7,613	2.06%	12,983	2.34%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,863	2.61%	2,863	2.61%
State and political subdivisions(1)	3,741	2.41%	12,084	2.60%	22,731	2.90%	22,914	3.16%	61,470	2.91%
Total held-to-maturity securities	$3,741	2.41%	$19,010	2.55%	$33,970	2.84%	$253,818	2.88%	$310,539	2.85%
Total debt securities	$3,841	2.38%	$35,441	2.10%	$42,112	2.65%	$359,461	2.89%	$440,855	2.80%

(1)	The calculated yield is not calculated on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At December 31, 2016 and December 31, 2015, 96.0% and 95.8% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.4 years and 5.2 years and a modified duration of 4.8 years and 4.6 years.

Deposits

Our lending and investing activities are primarily funded by deposits. A variety of deposit accounts are offered with a wide range of interest rates and terms including demand, savings, money market and time deposits. We rely primarily on competitive pricing policies, convenient locations, comprehensive marketing strategy and personalized service to attract and retain these deposits.

The following table shows our composition of deposits at December 31, 2016, 2015 and 2014 (dollars in thousands):

Composition of Deposits

	2016		2015		2014
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
Non-interest-bearing demand	$207,668	12.8%	$157,834	13.0%	$128,919	13.1%
Interest-bearing demand and NOW accounts	492,583	30.2%	316,965	26.0%	271,117	27.6%
Savings and money market	377,042	23.1%	302,503	24.9%	238,981	24.4%
Time	553,158	33.9%	438,612	36.1%	342,160	34.9%
Total deposits	$1,630,451	100.0%	$1,215,914	100.0%	$981,177	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2016, 2015 and 2014 (dollars in thousands):

Average Deposit Balances and Average Rate Paid

	2016		2015		2014
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
Non-interest-bearing demand	$169,514	—%	$138,933	—%	$129,007	—%
Interest-bearing demand and NOW accounts	314,515	0.28%	259,007	0.25%	224,009	0.25%
Savings and money market	317,394	0.41%	261,195	0.34%	241,291	0.27%
Time	453,045	1.07%	374,846	0.90%	366,168	0.79%
Total deposits	$1,254,468		$1,033,981		$960,475

Total deposits at December 31, 2016 were $1.63 billion, an increase of $414.5 million, or 34.1%, compared to December 31, 2015. All deposit categories reflect increases including: interest-bearing demand and NOW accounts of $175.6 million, or 55.4%, time deposits of $114.5 million, or 26.1%, savings and money market deposits of $74.5 million, or 24.6%, and non-interest bearing demand deposits of $49.8 million, or 31.6%. As part of the Community First merger we assumed non-interest-bearing demand deposits of $53.4 million, interest-bearing demand and NOW accounts of $160.5 million, savings and money market deposits of $64.1 million and time deposits of $97.5 million. The increases in time deposits and interest-bearing demand and NOW accounts, excluding the impact of the merger, are primarily due to the addition of new public-fund customers and the increase in existing public-fund customer balances in these deposit products. The increases in savings and money market deposits and non-interest-bearing demand deposits, excluding the impact of the merger, are due to our ongoing business development efforts.

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

Included in savings and money market deposits at December 31, 2016, 2015 and 2014 are brokered deposit balances of $2.7 million, $3.9 million, and $7.8 million. These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure that FDIC insurance coverage is gained on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding. Brokered certificates of deposit as of December 31, 2016, 2015, and 2014 were $5.4 million, $4.2 million, and $12.9 million. Of these balances, $5.4 million at December 31, 2016, $4.2 million at December 31, 2015 and $5.8 million at December 31, 2014 were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100,000 or more as of December 31, 2016 and December 31, 2015 (dollars in thousands):

	December 31, 2016	December 31, 2015
3 months or less	$52,799	$39,837
Over 3 through 6 months	41,555	42,803
Over 6 through 12 months	96,606	96,888
Over 12 months	138,860	99,086
Total Time Deposits	$329,820	$278,614

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities. Short-term borrowing and long-term borrowing consist of funds from the FHLB, federal funds purchased and retail repurchase agreements, a bank stock loan and subordinated debentures.

The following table presents our short-term borrowings at the dates indicated (dollars in thousands):

(Dollars in thousands)	Federal funds purchased and retail repurchase agreements	FHLB Line of Credit
December 31, 2016:
Amount outstanding at year-end	$20,637	$259,588
Weighted average interest rate at year-end	0.27%	0.72%
Maximum month-end balance during the year	$25,382	$292,756
Average balance outstanding during the year	$22,599	$250,282
Weighted average interest rate during the year	0.26%	0.56%
December 31, 2015:
Amount outstanding at year-end	$20,762	$145,439
Weighted average interest rate at year-end	0.24%	0.48%
Maximum month-end balance during the year	$27,951	$260,939
Average balance outstanding during the year	$24,862	$156,085
Weighted average interest rate during the year	0.24%	0.29%
December 31, 2014:
Amount outstanding at year-end	$25,301	$16,544
Weighted average interest rate at year-end	0.25%	0.25%
Maximum month-end balance during the year	$31,159	$43,150
Average balance outstanding during the year	$28,516	$14,841
Weighted average interest rate during the year	0.26%	0.24%

Federal funds purchased and retail repurchase agreements: We have available federal funds lines of credit with our correspondent banks. As of December 31, 2016 and December 31, 2015, there were no federal funds purchased outstanding. Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers. Retail repurchase agreements are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day. Retail repurchase agreements are secured by investment securities held by us totaling $23.4 million at December 31, 2016 and $25.8 million at December 31, 2015. The agreements are on a day-to-day basis and can be terminated on demand. At December 31, 2016 and December 31, 2015, we had retail repurchase agreements with banking customers of $20.6 million and $20.8 million.

FHLB advances: FHLB advances include both draws against our line of credit and fixed rate term advances. Each term advance is payable in full at its maturity date and contains provision for prepayment penalties. At December 31, 2016 and December 31, 2015 we had no term advances with the FHLB. All term advances were paid in full during the first quarter of 2015 incurring $316 thousand in prepayment penalties in order to decrease future costs of funds. Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements. Our FHLB borrowings were collateralized by certain qualifying loans totaling $454.0 million at December 31, 2016. Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $193.7 million at December 31, 2016.

Bank stock loan: In July 2014, we borrowed $15.5 million from an unaffiliated financial institution, secured by our stock in Equity Bank. In September 2015, we amended and restated this loan and borrowed an additional $5.0 million. The original borrowing was to redeem the Series A and Series B preferred stock and the purpose of the additional borrowing was to provide liquidity for the purchase of First Independence Corporation. At December 31, 2015, $18.6 million was outstanding on the bank stock loan at a fixed rate of 4.00% (computed on the basis of a 360 day year and the actual number of days elapsed) resetting until July 2019. This borrowing was repaid on January 4, 2016 using proceeds from the Company’s initial public offering (“IPO”).

On January 28, 2016, we entered into a new agreement with the same lender that provided for a maximum borrowing facility of $20.0 million, secured by our stock in Equity Bank. At December 31, 2016, there was no outstanding balance on this loan. The borrowing facility matured on January 26, 2017 and was subsequently extended, at which time we entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30.0 million, secured by our stock in Equity Bank. The borrowing facility will mature on March 12, 2018. Each draw of funds on the facility will create a separate note that is repayable over a term of five years. Each note will bear interest at a variable interest rate equal to the Prime Rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily. Accrued interest and principal payments are due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note. We are also required to pay an unused commitment fee in an amount equal to twenty basis points per annum on the unused portion of the maximum borrowing facility. The terms of the loan require us and Equity Bank to maintain minimum capital ratios and other covenants. The loan and accrued interest may be pre-paid at any time without penalty. In the event of default, the lender has the option to declare all outstanding balances as immediately due.

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

In conjunction with the 2016 acquisition of Community First Bancshares, Inc., we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, Community First (AR) Statutory Trust I, (“CFSTI”). The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032 or upon earlier redemption.

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $13.7 million at December 31, 2016 and $9.3 million at December 31, 2015.

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

During the years ended December 31, 2016, 2015, and 2014 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit, borrowings from the FHLB, in 2015 the issuance of common stock in our initial public offering or IPO and in 2016 issuance of common stock in private placement.

Our largest sources of funds are FHLB borrowings and deposits and our largest uses of funds are the origination or purchases of loans and securities purchases. Average loans were $1.01 billion for the year ended December 31, 2016, an increase of 23.7% over average loans of $816.4 million for the year ended December 31, 2015. Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 5.7 years and a modified duration of 5.0 years at December 31, 2016. In January 2016, $35.0 million of the proceeds from the November 2015 IPO were used to repay the bank stock loan of $18.6 million and to repurchase the Series C Preferred Stock at liquidation preference of $16.4 million. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships. In January 2016, we entered into a lending agreement with another financial institution providing for a maximum borrowing capacity of $20.0 million. The borrowing facility matured on January 26, 2017 and was subsequently extended, at which time we entered into a new agreement with the same lender that provides for a maximum borrowing capacity of $30.0 million. This agreement, which is secured by Equity Bank stock, can be used to fund future acquisitions and for general corporate purposes.

Cash Flow Overview

Cash and cash equivalents were $35.1 million at December 31, 2016, a decrease of $21.7 million from the $56.8 million cash and cash equivalents at December 31, 2015. The net cash provided by operating activities of $15.5 million and the net cash provided by financing activities of $103.4 million were offset by the $140.7 million use of cash and cash equivalents for investing purposes, resulting in net proceeds of cash and cash equivalents of $21.7 million for the year ended December 31, 2015. The net cash used in investing activities was principally related to loan portfolio growth, purchase of investment securities in excess of the cash flows generated by maturities, pay-downs, calls and sales of and settlement of securities and purchase of additional bank owned life insurance.  During 2016 liquidity provided by operating activities, FHLB borrowings and deposit growth were used to grow loans by $73.9 million and purchase additional investment securities of $48.2 million, purchase additional FHLB and Federal Reserve Bank stock of $2.0 million and purchase premise and equipment of $2.8 million. The purchase of net non-cash assets of Community First Bancshares, Inc. used $3.0 million cash and cash equivalents which was funded by available cash and $6.0 million additional borrowings on the bank stock loan.

Cash and cash equivalents were $56.8 million at December 31, 2015, an increase of $25.1 million from the $31.7 million cash and cash equivalents at December 31, 2014. The net cash provided by operating activities of $13.6 million plus the net cash provided by financing activities of $278.4 million were offset by the $266.9 million use of cash and cash equivalents for investing purposes, resulting in net proceeds of cash and cash equivalents of $25.1 million for the year ended December 31, 2015. The net cash used in investing activities was principally related to loan portfolio growth and the purchase of investment securities in excess of the cash flows generated by maturities, pay-downs, call and sales of and settlement of securities.  During 2015 liquidity provided by operating activities, FHLB borrowings and deposit growth were used to grow loans by $150.6 million and purchase additional investment securities of $99.7 million, purchase additional FHLB and Federal Reserve Bank stock of $4.9 million and purchase premise and equipment of $5.7 million.  The purchase of net non-cash assets of First Independence use $9.0 million of cash and cash equivalents which was funded by available cash and $5.0 million of additional borrowings on the bank stock loan.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of December 31, 2016 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions Commitments

As of December 31, 2016

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Standby and performance letters of credit	$6,527	$1,979	$25	$—	$8,531
Commitments to extend credit	103,767	38,241	17,434	39,207	198,649
Total	$110,294	$40,220	$17,459	$39,207	$207,180

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2016 (other than securities sold under repurchase agreements). These obligations consist of our future cash payments associated with contractual obligations pursuant to FHLB advances, time deposit contracts, borrowed funds, and non-cancelable future operating leases. Payments related to leases are based on actual payments specified in underlying contracts.

Other contractual obligations represent commitments made by us to make capital investments in limited-liability entities that invest in qualified affordable housing projects. Payments on these obligations are made as requested by the managers of the limited-liability entities, however the table below includes an estimate of the anticipated timing of payments pursuant to these commitments.

Contractual Obligations

As of December 31, 2016

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Certificates and other time deposits	$299,996	$171,712	$78,263	$3,187	$553,158
Subordinated debentures	—	—	—	13,684	13,684
FHLB advances	259,588	—	—	—	259,588
Other contractual obligation commitments	604	1,038	837	25	2,504
Non-cancelable future operating leases	652	587	302	2,928	4,469
Total	$560,840	$173,337	$79,402	$19,824	$833,403

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2016 and December 31, 2015, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2016, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $258.0 million at December 31, 2016, an increase of $90.7 million, or 54.3%, compared with December 31, 2015. The increase was principally attributable to common stock issuance as part of the merger with Community First Bancshares, net of issuance expenses of $73.7 million, common stock issuance in connection with our private placement, net of issuance expenses of $23.6 million, retained earnings of $9.4 million for the year ended December 31, 2016, stock based compensation of $553 thousand and common stock issued upon exercise of stock options of $125 thousand, partially offset by the retirement of preferred stock of $16.4 million and change in accumulated other comprehensive loss of $331 thousand.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations under Basel III. These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019. The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of December 31, 2016, to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

As of December 31, 2016

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$221,779	14.67%	$130,372	8.625%	$158,714	10.50%	$ N/A	N/A
Tier 1 capital (to risk weighted assets)	215,347	14.25%	100,141	6.625%	128,483	8.50%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	201,663	13.34%	77,468	5.125%	105,809	7.00%	N/A	N/A
Tier 1 leverage capital (to average assets)	215,347	11.81%	72,920	4.000%	72,920	4.00%	N/A	N/A
The Bank(2)
Total capital (to risk weighted assets)	$196,478	13.01%	$130,283	8.625%	$158,606	10.50%	$151,053	10.00%
Tier 1 capital (to risk weighted assets)	190,046	12.58%	100,073	6.625%	128,395	8.50%	120,842	8.00%
Common equity tier 1 capital (to risk weighted assets)	190,046	12.58%	77,415	5.125%	105,737	7.00%	98,184	6.50%
Tier 1 leverage capital (to average assets)	190,046	10.42%	72,924	4.000%	72,924	4.00%	91,155	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC may require the Equity Bank to maintain capital ratios above the required minimums.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and diluted tangible book value per common share and compares these values with book value per common share (dollars in thousands, except per share data):

	December 31, 2016	December 31, 2015	December 31, 2014
Total stockholders’ equity	$257,964	$167,233	$117,729
Less: preferred stock	—	16,372	16,359
Less: goodwill	58,874	18,130	18,130
Less: core deposit intangibles, net	4,715	1,549	1,107
Less: mortgage servicing asset	23	29	—
Tangible common equity	$194,352	$131,153	$82,133
Common shares outstanding at period end	11,680,308	8,211,727	6,067,511
Diluted common shares outstanding at period end	11,873,480	8,332,762	6,285,628
Book value per common share	$22.09	$18.37	$16.71
Tangible book value per common share	$16.64	$15.97	$13.54
Tangible book value per diluted common share	$16.37	$15.74	$13.07

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets (dollars in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Total stockholders’ equity	$257,964	$167,233	$117,729
Less: preferred stock	—	16,372	16,359
Less: goodwill	58,874	18,130	18,130
Less: core deposit intangibles, net	4,715	1,549	1,107
Less: mortgage servicing asset	23	29	—
Tangible common equity	$194,352	$131,153	$82,133
Total assets	$2,192,192	$1,585,727	$1,174,515
Less: goodwill	58,874	18,130	18,130
Less: core deposit intangibles, net	4,715	1,549	1,107
Less: mortgage servicing asset	23	29	—
Tangible assets	$2,128,580	$1,566,019	$1,155,278
Equity / assets	11.77%	10.55%	10.02%
Tangible common equity to tangible assets	9.13%	8.37%	7.11%

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus amortization of core deposit intangible less tax effect of amortization of core deposit intangible (tax rates used in this calculation were 35% for 2016, 2015, and 2014) (c) return on average tangible common equity as adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Management believes that this measure is important to many investors in the marketplace because it measures the return on equity, exclusive of the effects of intangible assets on earnings and capital. Goodwill and other intangible assets have the effect of increasing average stockholders’ equity and, through amortization, decreasing net income allocable to common stockholders while not increasing average tangible common equity or decreasing adjusted net income allocable to common stockholders.

The following table reconciles, as of the dates set forth below, total average stockholders’ equity to average tangible common equity and net income allocable to common stockholders to adjusted net income allocable to common stockholders (dollars in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Total average stockholders’ equity	$168,823	$125,808	$123,181
Less: average intangible assets and preferred stock	25,883	19,165	37,924
Average tangible common equity	$142,940	$106,643	$85,257
Net income allocable to common	$9,373	$10,123	$8,279
Amortization of intangible assets	419	275	363
Less: Tax effect of intangible asset amortization	147	96	127
Adjusted net income allocable to common stockholders	$9,645	$10,302	$8,515
Return on average equity (ROAE)	5.55%	8.19%	7.30%
Return on average tangible common equity (ROATCE)	6.75%	9.66%	9.99%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio (dollars in thousands):

	December 31, 2016	December 31, 2015	December 31, 2014
Non-interest expense	$47,075	$38,575	$35,645
Less: merger expenses	5,294	1,691	—
Less: loss on debt extinguishment	58	316	—
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$41,723	$36,568	$35,645
Net interest income	$52,597	$46,262	$41,361
Non-interest income	$10,466	$9,802	$8,674
Less: net gains on sales of and settlement of securities	479	756	986
Less: net gain on acquisition	—	682	—
Non-interest income, excluding net gains on security transactions and on acquisition	$9,987	$8,364	$7,688
Non-interest expense to net interest income plus non-interest income	74.65%	68.81%	71.24%
Efficiency Ratio	66.67%	66.94%	72.67%

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

The change in the impact of net interest income from the base case for December 31, 2016 and 2015, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment. The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates. These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing. Our mortgage back security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments will increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates. The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid. Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2016 and 2015 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities. However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario. Substantially all investments and approximately 51.8% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

The following table summarizes the simulated immediate change in net interest income for twelve months as of the dates indicated:

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	December 31, 2016	December 31, 2015
+300 basis points	(11.2)%	(9.8)%
+200 basis points	(6.9)%	(6.1)%
+100 basis points	(3.2)%	(2.9)%
0 basis points	—	—
-100 basis points	(0.6)%	(4.0)%

	Impact on Economic Value of Equity
Change in prevailing interest rates	December 31, 2016	December 31, 2015
+300 basis points	(22.4)%	(22.0)%
+200 basis points	(12.9)%	(12.3)%
+100 basis points	(3.8)%	(4.9)%
0 basis points	—	—
-100 basis points	2.7%	(3.4)%

Item 8: Financial Statements and Supplementary Data

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-50 of this Annual Report on Form 10-K.

Audited Financial Statements

The following tables present supplementary quarterly financial information (unaudited) for the years ended December 31, 2016 and 2015 (in thousands, except per share data). This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest and dividend income	$18,307	$14,250	$14,380	$14,862
Total interest expense	2,644	2,268	2,186	2,104
Net interest income(1)	15,663	11,982	12,194	12,758
Provision for loan loss	760	104	532	723
Net interest income after provision for loan loss	14,903	11,878	11,662	12,035
Total non-interest income	2,789	2,527	2,452	2,698
Total non-interest expense(1)	16,711	10,734	9,941	9,689
Provision for income taxes	564	1,000	1,327	1,604
Net income	$417	$2,671	$2,846	$3,440
Basic Earnings per share	$0.04	$0.32	$0.35	$0.42
Diluted earnings per share	$0.04	$0.32	$0.34	$0.41

	2015
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
Total interest and dividend income	$14,430	$13,199	$12,967	$12,432
Total interest expense	2,117	1,749	1,501	1,399
Net interest income	12,313	11,450	11,466	11,033
Provision for loan loss	1,180	537	605	725
Net interest income after provision for loan loss	11,133	10,913	10,861	10,308
Total non-interest income	3,325	2,032	2,048	2,397
Total non-interest expense	11,664	8,866	9,027	9,018
Provision for income taxes	240	1,343	1,313	1,246
Net income	$2,554	$2,736	$2,569	$2,441
Basic Earnings per share	$0.35	$0.43	$0.40	$0.38
Diluted earnings per share	$0.34	$0.43	$0.40	$0.38

(1) For additional information see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

Report on Management’s Assessment of Internal Control Over Financial Reporting

Management of the Company is responsible for internal control over financial reporting as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

As of December 31, 2016, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2016.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to the rules of the Securities and Exchange Commission for an Emerging Growth Company.

Item 9B: Other Information

None

Part III

Item 10: Directors, Executive Officer and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held in April 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held in April 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held in April 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held in April 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2017 Annual Meeting of Stockholders to be held in April 2017, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

The information required by this Item 15(a)(3) is set forth in the Exhibit Index immediately following our signature pages. The exhibits listed herein will be furnished upon written request to Equity Bancshares, Inc., 7701 East Kellogg Drive, Suite 300, Wichita, Kansas 67207, Attention: Investor Relations, and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

b)	Exhibits

The exhibits listed in Item 15(a)(3) are incorporated by reference or attached hereto.

c)	Excluded Financial Statements

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 16, 2017

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

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 16, 2017
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory H. Kossover	Director, Executive Vice President and Chief	March 16, 2017
Gregory H. Kossover	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gary C. Allerheiligen	Director	March 16, 2017
Gary C. Allerheiligen

/s/ James L. Berglund	Director	March 16, 2017
James L. Berglund

/s/ Jeff A. Bloomer	Director	March 16, 2017
Jeff A. Bloomer

/s/ Dan R. Bowers	Director	March 16, 2017
Dan R. Bowers

/s/ Roger A. Buller	Director	March 16, 2017
Roger A. Buller

/s/ Michael R. Downing	Director	March 16, 2017
Michael R. Downing

/s/ P. John Eck	Director	March 16, 2017
P. John Eck

/s/ Gregory L. Gaeddert	Director	March 16, 2017
Gregory L. Gaeddert

/s/ Michael B. High	Director	March 16, 2017
Michael B. High

/s/ Randee R. Koger	Director	March 16, 2017
Randee R. Koger

/s/ Jerry P. Maland	Director	March 16, 2017
Jerry P. Maland

/s/ Shawn D. Penner	Director	March 16, 2017
Shawn D. Penner

/s/ Harvey R. Sorensen	Director	March 16, 2017
Harvey R. Sorensen

EQUITY BANCSHARES, INC.

INDEX TO EXHIBITS

Exhibit No.	Description

2.1 3.1

Agreement and Plan of Merger by and among Equity Bancshares, Inc., Prairie Merger Sub, Inc. and Prairie State Bancshares, Inc., dated as of October 20, 2016 (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on October 20, 2016).

Second Amended and Restated Articles of Incorporation of Equity Bancshares, Inc. (incorporated by reference to Exhibit 3.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on May 3, 2016).

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

10.2†

Equity Bancshares, Inc. Amended and Restated 2013 Stock Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 28, 2016).

10.3†

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Equity Bancshares, Inc.’s Registration Statement on Form S-1, filed with the SEC on October 9, 2015, File No. 333-207351).

10.4†

Amended and Restated Employment Agreement, dated November 14, 2016, between Equity Bank, Equity Bancshares, Inc. and Brad S. Elliott (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on November 15, 2016).

10.5†

Amended and Restated Employment Agreement, dated November 14, 2016, among Equity Bank, Equity Bancshares, Inc. and Gregory H. Kossover (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on November 15, 2016).

10.6†

Employment Agreement, dated January 26, 2017, among Equity Bank, Equity Bancshares, Inc. and Wendell Bontrager. (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on January 26, 2016).

10.7

Amended Loan and Security Agreement, dated March 13, 2017, between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2017).

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

10.10

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

10.12

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

10.14†

Form of Market President Incentive Plan (incorporated by reference to Exhibit 10.28 to Equity Bancshares, Inc.’s Registration Statement on Form S-1, filed with the SEC on October 9, 2015, File No. 333-207351).

10.15†	Equity Bancshares, Inc. Annual Executive Incentive Plan (incorporated by reference to Exhibit 10.3 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on November 15, 2016).

10.16

Form of Securities Purchase Agreement, dated as of December 19, 2016 (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on December 22, 2016).

10.17

Form of Registration Rights Agreement, dated as of December 19, 2016 (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on December 22, 2016).

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

Report of Independent Registered Public Accounting Firm

Board of Directors

Equity Bancshares, Inc.

Wichita, Kansas

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ Crowe Chizek LLP

Dallas, Texas

March 16, 2017

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	2016	2015
ASSETS
Cash and due from banks	$34,137	$36,276
Federal funds sold	958	20,553
Cash and cash equivalents	35,095	56,829
Interest-bearing time deposits in other banks	3,750	5,245
Available-for-sale securities	95,732	130,810
Held-to-maturity securities, fair value of $461,156 and $312,802	465,709	310,539
Loans held for sale	4,830	3,504
Loans, net of allowance for loan losses of $6,432 and $5,506	1,377,173	954,849
Other real estate owned, net	8,656	5,811
Premises and equipment, net	50,515	39,147
Bank owned life insurance	48,055	32,555
Federal Reserve Bank and Federal Home Loan Bank stock	16,652	11,013
Interest receivable	6,991	4,540
Goodwill	58,874	18,130
Core deposit intangible, net	4,715	1,549
Other	15,445	11,206
Total assets	$2,192,192	$1,585,727
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$207,668	$157,834
Total non-interest-bearing deposits	207,668	157,834
Savings, NOW, and money market	869,625	619,468
Time	553,158	438,612
Total interest-bearing deposits	1,422,783	1,058,080
Total deposits	1,630,451	1,215,914
Federal funds purchased and retail repurchase agreements	20,637	20,762
Federal Home Loan Bank advances	259,588	145,439
Bank stock loan	—	18,612
Subordinated debentures	13,684	9,251
Contractual obligations	2,504	3,093
Interest payable and other liabilities	7,364	5,423
Total liabilities	1,934,228	1,418,494
Commitments and contingent liabilities, see Notes 22 and 23
Stockholders’ equity, see Note 14
Preferred stock, Series C (liquidation preference of $16,372)	—	16,372
Common stock	132	97
Additional paid-in capital	236,103	138,077
Retained earnings	44,328	34,955
Accumulated other comprehensive loss	(2,702)	(2,371)
Employee stock loans	(242)	(242)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	257,964	167,233
Total liabilities and stockholders’ equity	$2,192,192	$1,585,727

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	2016	2015	2014
Interest and dividend income
Loans, including fees	$50,272	$43,361	$38,406
Securities, taxable	8,111	7,634	7,204
Securities, nontaxable	1,654	1,057	839
Federal funds sold and other	1,762	976	345
Total interest and dividend income	61,799	53,028	46,794
Interest expense
Deposits	7,042	4,926	4,084
Federal funds purchased and retail repurchase agreements	58	61	75
Federal Home Loan Bank advances	1,400	495	345
Bank stock loan	31	641	295
Subordinated debentures	671	643	634
Total interest expense	9,202	6,766	5,433

Net interest income	52,597	46,262	41,361
Provision for loan losses	2,119	3,047	1,200
Net interest income after provision for loan losses	50,478	43,215	40,161
Non-interest income
Service charges and fees	3,552	2,708	2,737
Debit card income	2,898	2,161	1,462
Mortgage banking	1,394	1,088	894
Increase in value of bank owned life insurance	1,000	957	960
Net gain on acquisition	—	682	—
Net gains on sales of and settlement of securities	479	756	986
Other	1,143	1,450	1,635
Total non-interest income	10,466	9,802	8,674
Non-interest expense
Salaries and employee benefits	21,951	19,202	19,621
Net occupancy and equipment	4,586	4,155	4,536
Data processing	3,568	2,939	2,530
Professional fees	2,075	2,086	2,279
Advertising and business development	1,198	1,199	1,057
Telecommunications	1,101	811	755
FDIC insurance	894	840	727
Courier and postage	683	544	562
Free nationwide ATM cost	672	468	389
Amortization of core deposit intangible	413	275	363
Loan expense	599	388	327
Other real estate owned	386	287	21
Loss on debt extinguishment	58	316	—
Merger expenses	5,294	1,691	—
Other	3,597	3,374	2,478
Total non-interest expense	47,075	38,575	35,645
Income before income tax	13,869	14,442	13,190
Provision for income taxes	4,495	4,142	4,203
Net income	9,374	10,300	8,987
Dividends and discount accretion on preferred stock	(1)	(177)	(708)
Net income allocable to common stockholders	$9,373	$10,123	$8,279
Basic earnings per share	$1.09	$1.55	$1.31
Diluted earnings per share	$1.07	$1.54	$1.30

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	2016	2015	2014
Net income	$9,374	$10,300	$8,987
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(264)	(544)	663
Amortization of unrealized losses on held-to-maturity securities	615	767	703
Reclassification adjustment for net gains included in net income	(893)	(370)	(986)
Total other comprehensive income (loss)	(542)	(147)	380
Tax effect	211	57	(55)
Other comprehensive income (loss), net of tax	(331)	(90)	325
Comprehensive income	$9,043	$10,210	$9,312

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	Preferred Stock		Common Stock
	Series A & B	Series C	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (loss)	Treasury Stock	Employee Stock Loans	Total Stockholders’ Equity
Balance at January 1, 2014	$15,540	$16,352	7,385,603	$76	$96,392	$16,553	$(2,606)	$(2,434)	$—	$139,873
Net income	—	—	—	—	—	8,987	—	—	—	8,987
Other comprehensive income, net of tax effects	—	—	—	—	—	—	325	—	—	325
Accretion of discount on preferred stock	—	7	—	—	—	(7)	—	—	—	—
Retirement of preferred stock	(15,540)	—	—	—	—	—	—	—	—	(15,540)
Stock based compensation, see Note 19	—	—	2,568	—	2,006	—	—	—	—	2,006
Purchases of common stock for treasury	—	—	(1,320,660)	—	—	—	—	(17,221)	—	(17,221)
Cash dividends declared and accrued on preferred stock	—	—	—	—	—	(701)	—	—	—	(701)
Balance at December 31, 2014	$—	$16,359	6,067,511	$76	$98,398	$24,832	$(2,281)	$(19,655)	$—	$117,729
Net income	—	—	—	—	—	10,300	—	—	—	10,300
Other comprehensive income, net of tax effects	—	—	—	—	—	—	(90)	—	—	(90)
Accretion of discount on preferred stock	—	13	—	—	—	(13)	—	—	—	—
Stock based compensation, see Note 19	—	—	—	—	531	—	—	—	—	531
Common stock issued upon termination of restricted stock unit plan, net of employee stock loans	—	—	203,216	2	222	—	—	—	(1,215)	(991)
Repayments on employee stock loans	—	—	—	—	—	—	—	—	973	973
Common stock issued in initial public offering, net of issuance expenses of $4,728	—	—	1,941,000	19	38,926	—	—	—	—	38,945
Cash dividends declared and accrued on preferred stock	—	—	—	—	—	(164)	—	—	—	(164)
Balance at December 31, 2015	$—	$16,372	8,211,727	$97	$138,077	$34,955	$(2,371)	$(19,655)	$(242)	$167,233
Net income	—	—	—	—	—	9,374	—	—	—	9,374
Other comprehensive income, net of tax effects	—	—	—	—	—	—	(331)	—	—	(331)
Retirement of preferred stock	—	(16,372)	—	—	—	—	—	—	—	(16,372)
Stock based compensation, see Note 19	—	—	953	—	553	—	—	—	—	553
Common stock issued upon exercise of stock options	—	—	7,938	—	125	—	—	—	—	125
Common stock issued in connection with the acquisition of Community First Bancshares, net of issuance expenses of $549	—	—	2,689,690	27	73,713	—	—	—	—	73,740

Common stock issued in connection with a private placement, net of issuance expenses of $1,382	—	—	770,000	8	23,635	—	—	—	—	23,643
Cash dividends declared and accrued on preferred stock	—	—	—	—	—	(1)	—	—	—	(1)
Balance at December 31, 2016	$—	$—	11,680,308	$132	$236,103	$44,328	$(2,702)	$(19,655)	$(242)	$257,964

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	2016	2015	2014
Cash flows from operating activities
Net income	$9,374	$10,300	$8,987
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	553	531	2,006
Depreciation	1,764	1,672	1,499
Provision for loan losses	2,119	3,047	1,200
Net amortization (accretion) of purchase valuation adjustments	615	(380)	(123)
Amortization (accretion) of premiums and discounts on securities	3,049	2,309	1,268
Amortization of intangible assets	419	275	363
Deferred income taxes	909	2,427	963
FHLB stock dividends	(657)	(407)	(43)
Loss (gain) on sales and valuation adjustments on other real estate owned	(112)	(44)	(376)
Net loss (gain) on sales of and settlements of securities	(479)	(756)	(986)
Loss (gain) on disposal of premise and equipment	(42)	11	(36)
Loss (gain) on sales of buildings held for sale	—	—	(112)
Loss (gain) on sales of branches	—	—	20
Loss (gain) on sales of loans	(1,198)	(903)	(717)
Originations of loans held for sale	(51,369)	(41,407)	(31,845)
Proceeds from the sale of loans held for sale	51,241	39,703	32,012
Increase in the value of bank owned life insurance	(1,000)	(957)	(960)
Change in fair value of derivatives recognized in earnings	6	13	33
Gain on acquisition	—	(682)	—
Net change in:
Interest receivable	(544)	(751)	176
Other assets	885	(2,551)	3,361
Interest payable and other liabilities	15	2,170	(3,015)
Net cash provided by operating activities	15,548	13,620	13,675
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(56,391)	(108,997)	(30,266)
Purchases of held-to-maturity securities	(134,745)	(97,103)	(15,343)
Proceeds from sales, calls, pay-downs, and maturities of available-for- sale securities	90,459	60,088	46,638
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	51,439	46,322	35,208
Net change in interest-bearing time deposits in other banks	1,495	750	(2,000)
Net change in loans	(73,932)	(150,625)	(68,566)
Purchase of premises and equipment	(2,796)	(5,736)	(4,676)
Proceeds from sale of premises and equipment	209	15	1,054
Proceeds from sale of buildings held for sale	—	—	749
Net redemptions (purchases) of FHLB and FRB stock	(1,973)	(4,875)	(19)
Proceeds from sale of other real estate owned	3,017	2,266	4,368
Purchase of bank owned life insurance	(14,500)	—	—
Redemption of bank owned life insurance	—	—	30
Net cash transferred in branch sale	—	—	(13,755)
Net cash paid for acquisition of First Independence	—	(9,046)	—
Net cash paid for acquisition of Community First	(2,971)	—	—
Net cash (used in) investing activities	(140,689)	(266,941)	(46,578)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	39,082	147,952	51,850
Net change in federal funds purchased and retail repurchase agreements	(4,150)	(4,539)	(149)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	114,149	128,895	16,544
Principal repayments on Federal Home Loan Bank term advances	(25,221)	(36,035)	(4,852)
Borrowings on bank stock loan	6,000	5,014	15,540
Principal repayments on bank stock loan	(33,218)	(1,554)	(388)
Proceeds from issuance of common stock, net	23,643	38,945	—

Proceeds from exercise of employee stock options	112	—	—
Issuance of employee stock loan	—	(1,215)	—
Principal payments on employee stock loan	—	973	—
Redemption of Series A and Series B preferred stock	(16,372)	—	(15,540)
Purchase of treasury stock	—	—	(17,221)
Net change in contractual obligations	(589)	(53)	(990)
Dividends paid on preferred stock	(42)	(164)	(804)
Excess tax benefits as a result of the distribution of common stock in termination of the restricted stock unit plan recognized as an increase in additional paid-in capital	—	224	—
Excess tax benefits as a result of the exercise of employee stock options	13	—	—
Net cash provided by (used in) financing activities	103,407	278,443	43,990
Net change in cash and cash equivalents	(21,734)	25,122	11,087
Cash and cash equivalents, beginning of period	56,829	31,707	20,620
Ending cash and cash equivalents	$35,095	$56,829	$31,707
Supplemental cash flow information:
Interest paid	$8,943	$6,670	$6,294
Income taxes paid, net of refunds	3,212	2,938	1,623
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	3,006	3,164	1,414
Fair value of securities transferred from held-to-maturity to available-for-sale	—	—	6,188
Preferred stock dividends payable at period end	—	41	41
Deposits transferred in branch sale	—	—	17,014
Premises and equipment transferred in branch sale	—	—	3,085
Total fair value of assets acquired in purchase of First Independence, net of cash	—	129,341	—
Total fair value of liabilities acquired in purchase of First Independence	—	119,613	—
Total fair value of assets acquired in purchase of Community First, net of cash	462,936	—	—
Total fair value of liabilities acquired in purchase of Community First	419,641	—	—

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

The Company is primarily engaged in providing a full range of banking, mortgage banking, and financial services to individual and corporate customers generally in Arkansas, Kansas and Missouri. Equity Bank competes with a variety of other financial institutions including large regional banks, community banks and thrifts as well as credit unions and other non-traditional lenders.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield basis without anticipating prepayments, except for certain securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Loans : Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of previous charge-offs and an allowance for loan losses, and for purchased loans, net of unamortized purchase premiums and discounts. Interest income is accrued on the unpaid principal balance.

Purchased Credit Impaired Loans. As a part of acquisitions, the Company acquired certain loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination. These purchased credit impaired loans were recorded at the acquisition date fair value, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchase credit impaired loans are accounted for individually. The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan (accretable yield). The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference). Over the life of the loan, expected cash flows continue to be estimated. If the present value of the expected cash flows is less than the carrying amount, a loss is recorded. If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

There have been no material changes to the Company’s accounting policies related to its allowance for loan loss methodology during 2016 and 2015.

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

Goodwill and Core Deposit Intangibles: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Core deposit intangibles are acquired customer relationships arising from whole bank and branch acquisitions. Core deposit intangibles are initially measured at fair value and then amortized over their estimated useful lives using an accelerated method. The useful lives of the core deposits are estimated to generally be between seven and ten years. Goodwill and core deposit intangibles are assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. The Company has selected December 31 as the date to perform its annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life.

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

Derivatives : The Company is exposed to interest-rate risk primarily from the effect of interest rate changes on its interest-earning assets and its sources of funding these assets. The Company will periodically enter into interest rate swaps or interest rate caps/floors to manage certain interest rate risk exposure.

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

Income Taxes : Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position will be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination. The Company does not expect the total amount of unrecognized tax benefits to materially change in the next twelve months.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. During 2016 there was $1 paid to the Missouri Department of Revenue. No such interest or penalties were incurred in 2015 or 2014.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Additional discussion of loss contingencies at December 31, 2016 is presented in a subsequent note.

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

Reclassifications : Some items in the prior year financial statements were reclassified to conform to the current presentation. Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for years ended December 31, 2016, 2015 and 2014.

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

Recent Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period.  The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements but no material impact is expected.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The main provisions of the update are to eliminate the available-for-sale classification of accounting for equity securities and to adjust fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price.  The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those years.  Generally, early adoption of the amendments in this update is not permitted.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of this new accounting standard but does not expect a material impact to its financial statements.

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

In March 2016, FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which will change how the Company accounts for certain aspects of share-based payments to employees.  Under the guidance, excess tax benefits generated when the tax-return deductible compensation expense for the award exceeds the cumulative compensation cost recognized for financial reporting purposes will be recorded as an income tax benefit in the income statement rather than being recognized directly to additional paid-in capital.  The accounting for an employee’s use of shares to satisfy the Company’s statutory income tax withholding obligation and for forfeitures is also changing.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016 and all guidance will be applied prospectively.  The Company will adopt this standard in the first quarter of 2017. The adoption of this standard is not expected to have a material effect on the company’s operating results or financial condition.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets. This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities. The Company will be required to use a new forward-looking expected loss model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice, but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans. The ASU is effective for the Company beginning in the first quarter of 2020.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently gathering the historical loss data by portfolio and class of financial instrument to estimate the life of financial instrument credit loss and is developing the supporting system requirements to routinely generate the reported values. At this time an estimate of the impact to the Company’s financial statements is not known.

In August 2016, FASB issued accounting standards update No. 2016-15, Statement of Cash Flows (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow. The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2017; however early adoption is permitted. Management is currently in the process of evaluating the impact of this new accounting standard but does not expect a material impact to its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which will simplify the subsequent measurement of goodwill. Goodwill and other intangibles must be assessed for impairment annually. If an entity’s assessment determines that the fair value of an entity is less than its carrying amount, including goodwill, currently, the measurement of goodwill impairment requires that the entity’s identifiable net assets be valued following procedures similar to determining the fair value of assets acquired and liabilities assumed in a business combination. Under ASU 2017-04, goodwill impairment is measured to the extent that the carrying amount of an entity exceeds its fair value. The amendments in this update are effective for the Company’s annual goodwill impairment tests beginning in 2020. The amendments will be applied on a prospective basis. The Company is currently evaluating the impact of this new accounting standard but does not expect a material impact to its financial statements.

NOTE 2 – BUSINESS COMBINATIONS AND BRANCH SALES

Business Combinations:

On November 10, 2016, the Company acquired 100% of the outstanding common shares of Community First Bancshares, Inc., based in Harrison, Arkansas, referred to as “Community First”. Results of operations of Community First were included in the Company’s results of operations beginning November 11, 2016. Acquisition-related costs associated with this merger were $4,616 and are included in merger expenses in the Company’s income statement for the year ended December 31, 2016, which was $3,402 on an after-tax basis.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is complete except for final valuation over purchase credit impaired loans. The fair value of  consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $40,744. Goodwill resulted from a combination of expected synergies, expansion in northern Arkansas with the addition of five branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated. The following table summarizes the consideration paid for Community First and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of consideration:
Common Stock	$74,289
Cash	9,750
$84,039
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$7,328
Held-to maturity securities	73,967
Federal Reserve Bank and Federal Home Loan Bank stock	3,009
Loans	354,071
Premises and equipment	10,400
Core deposit intangible	3,579
Other real estate owned	2,744
Deferred tax asset, net	4,084
Interest receivable	1,907
Other assets	1,847
Total assets acquired	462,936
Deposits	375,431
Federal funds purchased and retail repurchase agreements	4,025
Federal Home Loan Bank advances	25,221
Bank stock loan	8,606
Subordinated debentures	4,187
Interest payable and other liabilities	2,171
Total liabilities assumed	419,641
Total identifiable net assets	43,295
Goodwill	40,744
$84,039

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date. The fair value adjustments were determined using discounted contractual cash flows. However, the Company believes that all contractual cash flows related to these financial instruments will be collected. As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination. Cash flows associated with purchase credit impaired loans are not considered reasonably predictable and as such these loans are considered nonaccrual.

Although the final valuation over purchase credit impaired loans remains open, the following table presents the best available information about the loans acquired in the Community First acquisition as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired
Contractually required principal	$343,785	$22,069
Non-accretable difference (expected losses)	—	(6,568)
Cash flows expected to be collected	343,785	15,501
Accretable yield	(4,036)	(1,179)
Fair value of acquired loans	$339,749	$14,322

The following table presents the carrying value of the loans acquired in the Community First acquisition by class, as of the date of acquisition:

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$167,906	$9,069	$176,975
Commercial and industrial	38,307	3,522	41,829
Residential real estate	79,832	893	80,725
Agricultural real estate	22,984	838	23,822
Consumer	23,818	—	23,818
Agricultural	6,902	—	6,902
Fair value of acquired loans	$339,749	$14,322	$354,071

Assuming that the acquisition would have taken place on January 1, 2015, total combined revenue would have been $93,121 for year ended December 31, 2016 and $91,729 for year ended December 31, 2015. Net income would have been $19,815 and $17,527 at December 31, 2016 and 2015. The proforma amounts disclosed exclude merger expense from non-interest expense, which is considered a material non recurring adjustment. Separate revenue and earnings of the former Community First are not available subsequent to the business combination.

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

NOTE 3 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2016
Available-for-sale securities
U.S. government-sponsored entities	$4,766	$16	$—	$4,782
Residential mortgage-backed securities (issued by government-sponsored entities)	88,257	93	(1,647)	86,703
Corporate	3,000	39	—	3,039
Small Business Administration loan pools	210	13	—	223
State and political subdivisions	499	—	—	499
Equity securities	500	—	(14)	486
	$97,232	$161	$(1,661)	$95,732
December 31, 2015
Available-for-sale securities
U.S. government-sponsored entities	$17,090	$23	$(77)	$17,036
Residential mortgage-backed securities (issued by government-sponsored entities)	109,784	234	(497)	109,521
Corporate	3,000	—	(46)	2,954
Small Business Administration loan pools	275	22	—	297
State and political subdivisions	504	4	—	508
Equity securities	500	—	(6)	494
	$131,153	$283	$(626)	$130,810

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(33)	$965
Residential mortgage-backed securities (issued by government sponsored entities)	338,749	686	(4,702)	334,733
Corporate	12,988	139	(28)	13,099
Small Business Administration loan pools	2,398	1	(17)	2,382
State and political subdivisions	110,576	1,211	(1,810)	109,977
	$465,709	$2,037	$(6,590)	$461,156
December 31, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,669	$—	$(26)	$2,643
Residential mortgage-backed securities (issued by government sponsored entities)	230,554	1,208	(769)	230,993
Corporate	12,983	135	(360)	12,758
Small Business Administration loan pools	2,863	17	(5)	2,875
State and political subdivisions	61,470	2,077	(14)	63,533
	$310,539	$3,437	$(1,174)	$312,802

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at December 31, 2016, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$2,812	$3,006
One to five years	499	499	21,423	21,785
Five to ten years	7,766	7,821	30,942	31,495
After ten years	210	223	71,783	70,137
Mortgage-backed securities	88,257	86,703	338,749	334,733
Total debt securities	$96,732	$95,246	$465,709	$461,156

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $439,208 at December 31, 2016 and $368,926 at December 31, 2015. At year-end 2016 and 2015, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2016 and 2015:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2016
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$77,414	$(1,647)	$—	$—	$77,414	$(1,647)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$77,414	$(1,647)	$486	$(14)	$77,900	$(1,661)
December 31, 2015
Available-for-sale securities
U.S. Government-sponsored entities	$9,923	$(77)	$—	$—	$9,923	$(77)
Residential mortgage-backed (issued by government-sponsored entities)	89,235	(497)	—	—	89,235	(497)
Corporate	2,954	(46)	—	—	2,954	(46)
Equity securities	—	—	494	(6)	494	(6)
Total temporarily impaired securities	$102,112	$(620)	$494	$(6)	$102,606	$(626)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$965	$(33)	$—	$—	$965	$(33)
Residential mortgage-backed (issued by government-sponsored entities)	291,003	(5,922)	10,801	(426)	301,804	(6,348)
Corporate	5,407	(16)	3,166	(28)	8,573	(44)
Small Business Administration loan pools	1,068	(2)	1,314	(45)	2,382	(47)
State and political subdivisions	65,220	(2,122)	—	—	65,220	(2,122)
Total temporarily impaired securities	$363,663	$(8,095)	$15,281	$(499)	$378,944	$(8,594)
December 31, 2015
Held-to-maturity securities
U.S. Government-sponsored entities	$2,643	$(26)	$—	$—	$2,643	$(26)
Residential mortgage-backed (issued by government-sponsored entities)	99,181	(1,077)	87,992	(1,629)	187,173	(2,706)
Corporate	5,505	(12)	7,253	(360)	12,758	(372)
Small Business Administration loan pools	1,315	(5)	1,560	(40)	2,875	(45)
State and political subdivisions	3,180	(29)	6,300	(77)	9,480	(106)
Total temporarily impaired securities	$111,824	$(1,149)	$103,105	$(2,106)	$214,929	$(3,255)

As of December 31, 2016, the Company held 21 available-for-sale securities and 324 held-to-maturity securities in an unrealized loss position. The tables above present unrealized losses on held-to-maturity securities since the date of the securities purchases, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation.

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

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below:

	2016	2015	2014
Proceeds	$70,957	$17,105	$36,627
Gross gains	893	370	986
Gross losses	—	—	—
Income tax expense on net realized gains	342	142	377

Included in net gains on sales of and settlement of securities in the Company’s consolidated statement of income for 2016 the Company recorded an other-than-temporary impairment loss in the amount of $414.  The impairment loss reflects the difference between the amortized cost of the Company’s investment in AgriBank 9.125% subordinated notes, due July 2019 and the fair value attributable to AgriBank’s redemption call of those notes.

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at December 31, 2016 and 2015 include:

	2016	2015
Commercial real estate	$593,108	$397,017
Commercial and industrial	348,465	262,032
Residential real estate	338,387	250,216
Agricultural real estate	38,331	18,180
Consumer	40,902	17,103
Agricultural	24,412	15,807
Total loans	1,383,605	960,355
Allowance for loan losses	(6,432)	(5,506)
Net loans	$1,377,173	$954,849

The Company participates in mortgage finance loans with another institution, “the originator.” These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group. These loans are typically on the Company’s balance sheet for 10 to 20 days. As of December 31, 2016 and December 31, 2015 the Company had balances of $10,000 and $18,852 in mortgage finance loans classified as commercial and industrial.

During 2016 the Company purchased two pools of residential real estate loans totaling $38,362. During 2015 the Company purchased three pools of residential real estate loans totaling $60,271. As of December 31, 2016 and 2015, residential real estate loans include $90,705 and $74,738 of purchased residential real estate loans from these pools.

Over-draft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $567 and $280 at December 31, 2016 and 2015.

The following tables present the activity in the allowance for loan losses by class for the years ended December 31, 2016, 2015 and 2014:

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Provision for loan losses	725	700	75	6	567	46	2,119
Loans charged-off	(557)	(226)	(299)	(23)	(584)	(31)	(1,720)
Recoveries	201	41	165	23	96	1	527
Total ending allowance balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432

December 31, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,897	$1,559	$1,190	$148	$81	$88	$5,963
Provision for loan losses	694	1,252	899	(119)	362	(41)	3,047
Loans charged-off	(1,668)	(1,468)	(296)	—	(309)	—	(3,741)
Recoveries	128	23	31	—	53	2	237
Total ending allowance balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506

December 31, 2014	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,866	$990	$1,360	$217	$63	$118	$5,614
Provision for loan losses	184	579	359	(69)	160	(13)	1,200
Loans charged-off	(241)	(46)	(668)	—	(360)	(19)	(1,334)
Recoveries	88	36	139	—	218	2	483
Total ending allowance balance	$2,897	$1,559	$1,190	$148	$81	$88	$5,963

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of December 31, 2016 and 2015:

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$270	$22	$288	$2	$45	$—	$627
Collectively evaluated for impairment	2,150	1,859	1,477	33	221	65	5,805
Purchase credit impaired loans	—	—	—	—	—	—	—
Total	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Loan Balance:
Individually evaluated for impairment	$3,182	$550	$3,321	$834	$429	$3	$8,319
Collectively evaluated for impairment	577,863	344,414	332,962	36,668	40,471	24,409	1,356,787
Purchase credit impaired loans	12,063	3,501	2,104	829	2	—	18,499
Total	$593,108	$348,465	$338,387	$38,331	$40,902	$24,412	$1,383,605

December 31, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$190	$6	$66	$—	$7	$—	$269
Collectively evaluated for impairment	1,861	1,360	1,758	29	180	49	5,237
Purchase credit impaired loans	—	—	—	—	—	—	—
Total	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Loan Balance:
Individually evaluated for impairment	$2,893	$1,182	$1,491	$—	$72	$95	$5,733
Collectively evaluated for impairment	389,756	260,850	247,368	18,180	17,000	15,712	948,866
Purchase credit impaired loans	4,368	—	1,357	—	31	—	5,756
Total	$397,017	$262,032	$250,216	$18,180	$17,103	$15,807	$960,355

The following table presents information related to impaired loans, excluding those purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of and for the year ended December 31, 2016:

December 31, 2016	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$904	$676	$—	$2,764	$6
Commercial and industrial	510	309	—	1,475	—
Residential real estate	1,230	980	—	957	15
Agricultural real estate	824	812	—	872	27
Consumer	53	51	—	35	—
Agricultural	—	—	—	67	1
Subtotal	3,521	2,828	—	6,170	49
With an allowance recorded:
Commercial real estate	4,493	2,506	270	1,792	20
Commercial and industrial	265	240	22	122	1
Residential real estate	2,433	2,341	288	1,336	32
Agricultural real estate	23	23	2	6	—
Consumer	449	378	45	271	9
Agricultural	3	3	—	24	5
Subtotal	7,666	5,491	627	3,551	67
Total	$11,187	$8,319	$627	$9,721	$116

The above table presents interest income for the twelve months ended December 31, 2016. Interest income recognized in the above table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

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

The following tables present the aging of the recorded investment in past due loans as of December 31, 2016 and 2015, by portfolio and class of loans:

December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,955	$788	$—	$12,258	$577,107	$593,108
Commercial and industrial	419	—	—	4,051	343,995	348,465
Residential real estate	368	847	—	4,285	332,887	338,387
Agricultural real estate	—	—	—	1,664	36,667	38,331
Consumer	303	43	—	432	40,124	40,902
Agricultural	52	—	—	3	24,357	24,412
Total	$4,097	$1,678	$—	$22,693	$1,355,137	$1,383,605

December 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$645	$108	$—	$4,448	$391,816	$397,017
Commercial and industrial	2	164	—	1,182	260,684	262,032
Residential real estate	166	545	35	2,369	247,101	250,216
Agricultural real estate	138	—	—	—	18,042	18,180
Consumer	96	97	—	103	16,807	17,103
Agricultural	—	—	—	95	15,712	15,807
Total	$1,047	$914	$35	$8,197	$950,162	960,355

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. Consumer loans are considered unclassified credits unless downgraded due to payment status or reviewed as part of a larger credit relationship. The Company uses the following definitions for risk ratings:

Pass: Loans classified as pass do not have any noted weaknesses and repayment of the loan is expected. These loans are considered unclassified.

Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date. These loans are considered classified.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. These loans are considered classified.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable. These loans are considered classified.

The risk category of loans by class of loans is as follows as of December 31, 2016 and 2015:

December 31, 2016	Unclassified	Classified	Total
Commercial real estate	$576,070	$17,038	$593,108
Commercial and industrial	341,307	7,158	348,465
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	1,383,605

December 31, 2015	Unclassified	Classified	Total
Commercial real estate	$386,917	$10,100	$397,017
Commercial and industrial	260,669	1,363	262,032
Residential real estate	246,901	3,315	250,216
Agricultural real estate	17,810	370	18,180
Consumer	17,000	103	17,103
Agricultural	15,707	100	15,807
Total	$945,004	$15,351	960,355

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investments in purchased credit impaired loans as of December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Contractually required principal payments	$27,413	$7,550	$7,278
Discount	(8,914)	(1,794)	(2,167)
Recorded investment	$18,499	$5,756	$5,111

The accretable yield associated with these loans as of December 31, 2016 was $1,063. As of December 31, 2015, the accretable yield was $935, and the accretable yield as of December 31, 2014 was $265. The interest income recognized on these loans for the year ended December 31, 2016 was $1,237. For the years ended December 31, 2015 and 2014 the interest income recognized was $866 and $331. For the years ended December 31, 2016, 2015 and 2014, no provision for loan losses was recorded for these loans.

Troubled Debt Restructurings

The company had no material loans modified under troubled debt restructurings as of December 31, 2016 and 2015.

NOTE 5 – OTHER REAL ESTATE OWNED

Changes in other real estate owned for the years ended December 31, 2016 and 2015 were as follows:

	2016	2015
Beginning of year	$5,811	$4,754
Transfers in	3,006	3,164
Acquired in acquisition	2,744	115
Gain on sales	156	131
Proceeds from sales	(3,017)	(2,266)
	8,700	5,898
Additions to valuation reserve	(44)	(87)
Recorded investment	$8,656	$5,811

Expenses related to other real estate owned for the years ended December 31, 2016, 2015 and 2014 were as follows:

	2016	2015	2014
Net loss (gain) on sales	$(156)	$(131)	$(505)
Provision for unrealized losses	44	87	129
Operating expenses, net of rental income	498	331	397
	$386	$287	$21

The balance of real estate owned includes $1,938 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2016 and $1,256 at December 31, 2015. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,006 at December 31, 2016 and $1,896 at December 31, 2015.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows:

	2016	2015
Land	$10,709	$9,823
Buildings and improvements	41,645	31,597
Furniture, fixtures and equipment	9,537	7,385
	61,891	48,805
Less: accumulated depreciation	(11,376)	(9,658)
Premises and equipment, net	$50,515	$39,147

Operating Leases

The Company leases certain branch properties under operating leases. Rent expense was $554, $545 and $882 for 2016, 2015 and 2014. Rent commitments at December 31, 2016, before considering renewal options that generally are present, were as follows:

Due in one year or less	$652
Due after one year through two years	410
Due after two years through three years	177
Due after three years through four years	162
Due after four years through five years	140
Thereafter	2,928
Total	$4,469

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

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2016 and 2015 were as follows:

	Goodwill	Core Deposit
Balance as of January 1, 2015	$18,130	$1,107
Acquired in acquisition	—	717
Amortization	—	(275)
Balance as of December 31, 2015	18,130	1,549
Acquired in acquisition	40,744	3,579
Amortization	—	(413)
Balance as of December 31, 2016	$58,874	$4,715

Estimated amortization expense for each of the following five years and thereafter is:

Expensed in one year or less	$748
Expensed after one year through two years	748
Expensed after two years through three years	737
Expensed after three years through four years	530
Expensed after four years through five years	451
Thereafter	1,501
Total	$4,715

NOTE 8 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2016, 2015 and 2014, the balances of the investments in qualified affordable housing projects were $4,983, $4,939 and $4,280. These balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $2,504, $3,093 and $3,146 at December 31, 2016, 2015 and 2014. The Company expects to fulfill these commitments during the years 2017 through 2024.

During the years ended December 31, 2016, 2015 and 2014, the Company recognized amortization expense of $296, $224 and $248, which was included within pretax income on the consolidated statements of income. Additionally, during the years ended December 31, 2016, 2015 and 2014, the Company recognized tax credits from its investment in affordable housing tax credits of $625, $435 and $399.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate. At December 31, 2016, the portfolio of interest rate swaps had a weighted average maturity of 9.0 years, a weighted average pay rate of 4.82% and a weighted average rate received of 3.50%. At December 31, 2015, the portfolio of interest rate swaps had a weighted average maturity of 10.0 years, a weighted average pay rate of 4.45% and a weighted average rate received of 2.37%.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management. This derivative is not designated as a hedging instrument but rather as a stand-alone derivative. At December 31, 2016, the interest rate cap had a term of 2.9 years and a cap rate of 4.50%. At December 31, 2015, the interest rate cap had a term of 3.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2016 and December 31, 2015:

	December 31, 2016			December 31, 2015
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$15,923	$—	$39	$12,284	$—	$246
Total derivatives designated as hedging relationships	15,923	—	39	12,284	—	246
Derivatives not designated as hedging instruments:
Interest rate caps/floors	2,865	1	—	3,140	2	—
Total derivatives not designated as hedging instruments	2,865	1	—	3,140	2	—
Total	$18,788	1	39	$15,424	2	246
Cash Collateral		—	(190)		—	(270)
Netting adjustments		151	151		24	24
Net amount presented in Balance Sheet		$152	$—		$26	$—

For the years ended December 31, 2016, 2015 and 2014, the Company recorded net losses on derivatives and hedging activities:

	2016	2015	2014
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	(1)	(9)	(33)
Total net gains (losses) related to derivatives not designated as hedging instruments	(1)	(9)	(33)
Net gains (losses) on derivatives and hedging activities	$(1)	$(9)	$(33)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2016 and 2015. No hedging relationships were outstanding during the year ended December 31, 2014.

	December 31, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$211	$(211)	$—	$(199)
Total	$211	$(211)	$—	$(199)

	December 31, 2015
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(242)	$242	$—	$(82)
Total	$(242)	$242	$—	$(82)

NOTE 10 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $158,932 and $150,188 as of December 31, 2016 and 2015.

At December 31, 2016 and 2015, brokered deposits of $5,427 and $4,150 were included in the company’s time deposit balance. Of the $5,427 in brokered deposits at December 31, 2016, all were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships.

At December 31, 2016, the scheduled maturities of time deposits are as follows:

Due in one year or less	$299,996
Due after one year through two years	131,853
Due after two years through three years	39,859
Due after three years through four years	48,092
Due after four years through five years	30,171
Thereafter	3,187
Total	$553,158

NOTE 11 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2016 and 2015:

	2016	2015
Federal funds purchased	$—	$—
Retail repurchase agreements	$20,637	$20,762

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $23,389 and $25,756 at December 31, 2016 and December 31, 2015. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2016 and 2015:

	2016	2015
Average daily balance during the period	$22,599	$24,862
Average interest rate during the period	0.26%	0.24%
Maximum month-end balance during the period	$25,382	$27,951
Weighted average interest rate at period-end	0.27%	0.24%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of December 31, 2016 and 2015 were as follows:

	2016	2015
Federal Home Loan Bank line of credit advances	$259,588	$145,439
Federal Home Loan Bank fixed rate term advances	—	—
Total Federal Home Loan Bank advances	$259,588	$145,439

At December 31, 2016 and 2015, the Company had $259,588 and $145,439 drawn against its line of credit at a weighted average rate of 0.72% and 0.48%.

In February 2015, all of the Company’s Federal Home Loan Bank term advances were prepaid. The Company recorded a loss on debt extinguishment of $316 for the year ended December 31, 2015 in connection with the prepayment of the Federal Home Loan Bank term advances.

At December 31, 2016 and 2015, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $0 and $0. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $454,025 and $318,759 at December 31, 2016 and 2015. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $193,674 and $172,557 at December 31, 2016 and 2015.

Bank stock loan:

In July 2014, the Company borrowed $15,540 from an unaffiliated financial institution, secured by the Company’s stock in Equity Bank. In September 2015, the Company amended and restated the loan agreement and borrowed an additional $5,014. At December 31, 2015, $18,612 was outstanding on the bank stock loan at a fixed rate of 4.00% (computed on the basis of a 360 day year and the actual number of days elapsed) resetting until July 2019. This borrowing was repaid on January 4, 2016 using proceeds from the Company’s initial public offering (“IPO”).

On January 28, 2016, the Company entered into a new agreement with the same lender that provided for a maximum borrowing facility of $20,000, secured by the Company’s stock in Equity Bank. At December 31, 2016, there was no outstanding balance on this loan. The borrowing facility matured on January 26, 2017 and was subsequently extended, at which time the Company entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank. The borrowing facility will mature on March 12, 2018. Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily. Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note. The company is also required to pay an unused commitment fee in an amount equal to twenty basis points per annum on the unused portion of the maximum borrowing facility.

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

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2016 and 2015. The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% (2.88% at December 31, 2016 and 2.32% at December 31, 2015) on the stated liquidation amount of the trust preferred securities. As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTII. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035 or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015 at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

On March 30, 2007, CTIII, an unconsolidated subsidiary of the Company, issued $5,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2016 and 2015. The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% (2.85% at December 31, 2016 and 2.40% at December 31, 2015) on the stated liquidation amount of the trust preferred securities. As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTIII. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037 or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to FCB were used by CTIII to purchase $5,155 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

In conjunction with the 2016 acquisition of Community First Bancshares, Inc. (CFBI), the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries, Community First (AR) Statutory Trust I, (“CFSTI”). The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032 or upon earlier redemption.

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

As a part of the acquisition of FCB, the Company recorded the debentures at an estimated fair value of $8,270. As part of the acquisition of CFBI, the Company recorded the debentures at an estimated fair value of $4,187. The initial fair value adjustments will be amortized against earnings on a prospective basis. At December 31, 2016 and 2015, the contractual balance and the unamortized fair value adjustments were as follows:

	2016	2015
Contractual balance	$20,620	$15,465
Unamortized fair value adjustment	(6,936)	(6,214)
Net book value	$13,684	$9,251

Subordinated debentures are included in Tier 1 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

NOTE 13 – CONTRACTUAL OBLIGATIONS

At December 31, 2016 and 2015, the Company had contractual obligations of $2,504 and $3,093. Contractual obligations represent commitments made by the Company to make capital investments in limited-liability entities that invest in qualified affordable housing projects. The Company expects to fulfill these commitments during the years 2017 through 2024.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.

On August 11, 2011, as part of the Small Business Lending Fund (“SBLF”), the Company entered into an SBLF Purchase Agreement with the United States Treasury. Under the SBLF Purchase Agreement, the Company issued the Series C preferred stock having a per share liquidation amount of $1,000 per share. The Series C preferred stock qualified as Tier 1 capital and paid quarterly dividends at a rate of 1.0% at December 31, 2015. At December 31, 2015, there were 16,372 shares of senior non-cumulative perpetual preferred stock, Series C (the Series C preferred stock) issued and outstanding. A portion of the proceeds of the IPO were used to redeem the Series C preferred stock on January 4, 2016 at liquidation amount of $16,372.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share. At December 31, 2016 and 2015, the following table presents shares that were issued and were held in treasury or were outstanding:

	2016	2015
Class A common stock – issued	12,393,124	8,421,060
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	11,122,081	7,150,017
Class B common stock – issued	793,130	1,296,613
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	558,227	1,061,710

Treasury stock is stated at cost, determined by the first-in, first-out method.

On November 10, 2016, the Company completed its acquisition of Community First Bancshares, Inc. (“Community”) of Harrison, Arkansas. There were a total of 2,689,690 shares of Class A common stock issued in connection with this acquisition.

The Company closed a private placement of 770,000 shares of its Class A common stock at $32.50 per share on December 20, 2016. The net proceeds of $23.6 million, after offering costs of $1.4 million, were used to pay off the Company’s $6.0 million line of credit and will provide working capital for continuing growth strategies.

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

Restricted stock unit plan termination loans

In connection with termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units. Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense. Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance. These loans totaling $242 at December 31, 2016, are collateralized with the shares received, have a maturity date of December 31, 2017 and an interest rate of 0.56%.

Accumulated other comprehensive income (loss)

For the years ended December 31, 2016 and 2015, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation. During 2016, 2015 and 2014, gains of $893, $370 and $986 were reclassified from accumulated other comprehensive income to net gains on sales of and settlement of securities within the consolidated statement of income and $615, $767 and $703 of accretion expense were reclassified from accumulated other comprehensive income to taxable interest income on securities within the consolidated statement of income.

Components of accumulated other comprehensive income as of December 31, 2016 and 2015 were as follows:

	Available -for-Sale Securities	Held-to -Maturity Securities	Accumulated Other Comprehensive Income
December 31, 2016
Net unrealized or unamortized gains (losses)	$(1,500)	$(2,876)	$(4,376)
Tax effect	574	1,100	$1,674
	$(926)	$(1,776)	$(2,702)
December 31, 2015
Net unrealized or unamortized gains (losses)	$(343)	$(3,491)	$(3,834)
Tax effect	128	1,335	1,463
	$(215)	$(2,156)	$(2,371)

NOTE 15 – INCOME TAXES

Income tax expense was as follows:

	2016	2015	2014
Current	$3,586	$1,715	$3,240
Deferred	844	2,414	854
Change in valuation allowance	65	13	109
Income tax expense	$4,495	$4,142	$4,203

A reconciliation of income tax expense at the U.S. federal statutory rate (35% in 2016, 2015 and 2014) to the Company’s actual income tax expense is shown below:

	2016	2015	2014
Computed at the statutory rate	$4,854	$5,055	$4,617
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	449	457	398
Tax-exempt interest	(576)	(370)	(294)
Non-taxable life insurance income	(350)	(335)	(326)
Non-deductible expenses	689	167	90
Federal tax credits	(625)	(435)	(290)
Gain on acquisition	—	(239)	—
Change in valuation allowance	65	13	109
Other	(11)	(171)	(101)
Income tax expense	$4,495	$4,142	$4,203

The deferred tax effects of unrealized or unamortized gains and losses on securities are recorded directly to stockholders’ equity as part of other comprehensive income. In addition, during 2015, in connection with the termination of the Company’s restricted stock unit plan, tax benefits of $224 were recorded directly to additional paid-in capital.

Components of deferred tax assets and liabilities are as follows:

	2016	2015
Deferred tax assets
Allowance for loan losses	$2,460	$2,106
Net unrealized or unamortized losses on securities	1,674	1,463
Tax credit carryforwards	974	1,111
Accrued compensation	1,450	937
Net operating loss carryforwards	880	862
Other real estate owned	1,764	560
Acquired loans fair market value adjustments	4,279	448
Other	616	446
Gross deferred tax assets	14,097	7,933
Deferred tax liabilities
Assumed debt fair market value adjustments	2,608	2,336
Goodwill amortization	1,685	1,551
Depreciation	2,153	1,383
Federal Home Loan Bank stock dividends	882	596
Core deposit intangibles	1,715	476
Other	360	344
Gross deferred tax liabilities	9,403	6,686
State valuation allowance	(382)	(317)
Net deferred tax asset	$4,312	$930

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. In 2016, the Company recognized deferred tax assets of $6,621 and deferred tax liabilities of $2,537 for temporary differences associated with the acquisition of Community First. In 2015, the Company recognized deferred tax assets, net of state valuation allowance of $3,023 and deferred tax liabilities of $488 for temporary differences, net operating loss carryforwards, and tax credit carryforwards associated with the acquisition of First Independence. The acquired federal net operating losses total $1,295 at December 31, 2016 and will expire between 2030 and 2031. Acquired federal tax credits totaling $974 will expire between 2027 and 2034. The utilization of these net operating loss and tax credit carryforwards are not expected to be limited by internal revenue code sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Arkansas, Kansas, Missouri, and Iowa. Commercial banks are not allowed to file consolidated Kansas returns with non-bank consolidated group members. The Company has unused state operating loss carryforwards of approximately $12,006 that expire between 2017 and 2026 resulting from the separate Kansas returns of the Company and SA Holdings, Inc. These operating losses, as well as certain deferred tax assets, have a full valuation allowance recorded against them resulting in a zero carrying value. In connection with the acquisition of First Independence, the Company acquired Kansas net operating losses useable against Kansas bank income. At December 31, 2016, the Kansas net operating loss carryforward useable against Kansas bank income totaled $4,038 with expiration dates between 2019 and 2022. The utilization of this acquired Kansas net operating loss carryforward is expected to be limited, and a valuation allowance has been recorded against the portion which is expected to expire unused. In establishing a valuation allowance management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. The Company is no longer subject to examination by taxing authorities for years before 2012. At December 31, 2016 there were no examinations in any jurisdiction.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019. The Basel III rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of December 31, 2016, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2016, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2016 and 2015 are presented in the tables below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2016
Total capital to risk weighted assets
Equity Bancshares, Inc.	$221,779	14.67%	$130,372	8.625%	$158,714	10.5%	$	N/A	N/A
Equity Bank	196,478	13.01%	130,283	8.625%	158,606	10.5%		151,053	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	215,347	14.25%	100,141	6.625%	128,483	8.5%		N/A	N/A
Equity Bank	190,046	12.58%	100,073	6.625%	128,395	8.5%		120,842	8.0%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	201,663	13.34%	77,468	5.125%	105,809	7.0%		N/A	N/A
Equity Bank	190,046	12.58%	77,415	5.125%	105,737	7.0%		98,184	6.5%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	215,347	11.81%	72,920	4.000%	72,920	4.0%		N/A	N/A
Equity Bank	190,046	10.42%	72,924	4.000%	72,924	4.0%		91,155	5.0%

	Actual		Minimum Required for Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2015
Total capital to risk weighted assets
Equity Bancshares, Inc.	$156,358	14.35%	$87,146	8.0%	$	N/A	N/A
Equity Bank	139,275	12.77%	87,256	8.0%		109,070	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	150,852	13.85%	65,359	6.0%		N/A	N/A
Equity Bank	133,769	12.26%	65,442	6.0%		87,256	8.0%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	134,480	12.35%	49,019	4.5%		N/A	N/A
Equity Bank	133,769	12.26%	49,082	4.5%		70,896	6.5%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	150,852	9.47%	63,728	4.0%		N/A	N/A
Equity Bank	133,769	8.39%	63,790	4.0%		79,737	5.0%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 17 – RELATED-PARTY TRANSACTIONS

At December 31, 2016 and 2015, the Company had loans outstanding to executive officers, directors, significant stockholders, and their affiliates (related parties), in the amount of $3,713 and $5,032. Changes during 2016 were as follows:

2016
Balance at January 1, 2016	$5,032
New loans/advances	714
Effect of changes in composition of related parties	1
Repayments	(2,034)
Balance at December 31, 2016	$3,713

At December 31, 2016 and 2015, the Company had deposits from executive officers, directors, significant stockholders, and their affiliates (related parties), in the amount of $5,351 and $3,003.

NOTE 18 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to $18 of their compensation. Contributions to the profit sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors. Employer contributions charged to expense for 2016, 2015 and 2014 were $479, $414 and $341.

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

The Pentegra Defined Benefit Plan covered substantially all officers and employees of First Independence who began employment prior to December 31, 2009, with 57 participants retaining benefits under the plan.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Company.

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30. The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2015.

The following table presents the net pension cost and funded status of the Company relating to the Pentegra Defined Benefit Plan since the date of acquisition (dollar amounts in thousands):

	2016	2015
Net pension cost charged to salaries and employee benefits	$71	$16
Pentegra defined benefit plan funded status as of July 1	104.12%	107.01%
First Independence’s funded status as of July 1	97.75%	100.93%
Contributions paid to the plan	$62	$50

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2016.

NOTE 19 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2013 Stock Incentive Plan (the Plan) permits the grant of non-qualified stock options and shares to its employees and directors for up to 900,000 shares of common stock. The Plan replaced the 2006 Non-qualified Stock Option Plan (2006 Plan). Under the 2006 Plan there were 203,700 and 205,700 fully vested and exercisable options outstanding at December 31, 2016 and 2015. No new grants of options may be made under the 2006 Plan. The Company believes that stock-based awards better align the interests of its employees with those of its stockholders. Under the Company’s director compensation policy, directors may elect to receive all or a portion of their fees in cash, Company stock, or non-qualified stock options. During the year ended December 31, 2016 the Company recognized directors compensation expense of $32 and issued 953 shares of Company stock pursuant to certain directors’ elections under the Company’s director compensation policy. There were no directors’ elections for payment of director compensation in Company stock in the year ended December 31, 2015. During the year ended December 31, 2014 the Company recognized directors compensation expense of $37 and issued 2,568 shares of Company stock pursuant to certain directors’ elections under the Company’s director compensation policy.

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2016 and 2015:

December 31, 2016	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	561,995	$15.93	8	$4,194
Granted	49,467	25.44	10	—
Exercised	(7,938)	(14.21)	(7)	—
Forfeited or expired	(12,689)	(18.82)	(10)	—
Outstanding at end of year	590,835	16.69	7	10,017
Fully vested and expected to vest	590,835	16.69	7	10,017
Exercisable at end of year	453,180	15.89	7	7,943

December 31, 2015	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	390,856	$13.55	8	$428
Granted	173,889	21.25	10	—
Exercised	—	—	—	—
Forfeited or expired	(2,750)	(14.25)	(10)	—
Outstanding at end of year	561,995	15.93	8	4,194
Fully vested and expected to vest	561,995	15.93	8	4,194
Exercisable at end of year	351,700	14.79	7	3,024

The fair values of stock options granted during the years ended December 31, 2016, 2015 and 2014 were estimated to be $5.10 per share, $5.39 per share and $3.58 per share. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected stock price volatility is based on the historical volatility of the SNL Bank Index. The expected term of options granted is based on the Simplified Method. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2016	2015	2014
Risk free rate	1.58%	1.92%	1.84%
Market value of stock on grant date	$25.44	$21.25	$13.99
Expected term (in years)	5.0	5.8	5.7
Expected volatility	19.08%	21.49%	22.50%
Dividend rate	—%	—%	—%

Compensation expense for stock options is recognized as the options vest. Total stock option compensation cost that has been charged against income was $374, $397, and $445 for 2016, 2015, and 2014. The total income tax benefit was $143, $152 and $170. At December 31, 2016 there was $576 of unrecognized compensation expense related to non-vested stock options granted under the Plan. Unrecognized compensation expense at December 31, 2016 will be recognized over a remaining weighted average period of 4 years.

Remaining options available to be granted under the Plan were 505,974 at December 31, 2016.

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

The Company recognized stock based compensation expense attributable to the RSUP of $0, $0 and $1,524 for the years ended December 31, 2016, 2015 and 2014. The total income tax benefit was $0, $0 and $590. As of December 31, 2016, there was $0 unrecognized compensation cost related to non-vested shares granted under the RSUP.

NOTE 20 – EARNINGS PER SHARE

Earnings per share were computed as follows:

	2016	2015	2014
Basic:
Net income allocable to common stockholders	$9,373	$10,123	$8,279
Weighted average common shares outstanding	8,624,108	6,433,503	6,263,867
Weighted average vested restricted stock units	—	81,843	35,553
Weighted average shares	8,624,108	6,515,346	6,299,420
Basic earnings per common share	$1.09	$1.55	$1.31
Diluted:
Net income allocable to common stockholders	$9,373	$10,123	$8,279
Weighted average common shares outstanding for:
Basic earnings per common share	8,624,108	6,515,346	6,299,420
Dilutive effects of the assumed exercise of stock options	131,418	44,675	565
Dilutive effects of the assumed redemption of RSU’s	—	—	73,298
Average shares and dilutive potential common shares	8,755,526	6,560,021	6,373,283
Diluted earnings per common share	$1.07	$1.54	$1.30

Average outstanding stock options of 92, 365 and 206,010 for the years ending December 31, 2016, 2015 and 2014 were not included in the computation of diluted earnings per share because the options’ were antidilutive.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$4,782	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	86,703	—
Corporate	—	3,039	—
Small Business Administration loan pools	—	223	—
State and political subdivisions	—	499	—
Equity securities	486	—	—
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	151	—	—
Total derivative assets	151	1	—
Total assets	637	95,247	—
Liabilities:
Derivative liabilities (included in other liabilities)	—	39	—
Cash collateral held by counterparty	(39)	—	—
Total derivative liabilities	(39)	39	—
Total liabilities	(39)	39	—

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$17,036	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	109,521	—
Corporate	—	2,954	—
Small Business Administration loan pools	—	297	—
State and political subdivisions	—	508	—
Equity securities	—	494	—
Derivative assets (included in other assets)	—	2	—
Cash collateral held by counterparty	24	—	—
Total derivative assets	24	2	—
Total assets	24	130,812	—
Liabilities:
Derivative liabilities (included in other liabilities)	—	246	—
Cash collateral held by counterparty	(246)	—	—
Total derivative liabilities	(246)	246	—
Total liabilities	(246)	246	—

There were no transfers between Levels during 2016 or 2015. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below:

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,250
Commercial and industrial	—	—	218
Residential real estate	—	—	2,593
Other	—	—	362
Other real estate owned:
Commercial real estate	—	—	2,400
Residential real estate	—	—	429

	December 31, 2015
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,986
Commercial and industrial	—	—	57
Residential real estate	—	—	594
Other	—	—	65
Other real estate owned:
Commercial real estate	—	—	524
Residential real estate	—	—	387

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2016 and 2015.

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

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2016
Impaired loans	$5,423	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 26% (9%)
December 31, 2015
Impaired loans	$3,702	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 29% (18%)

Measurable inputs for other real estate owned are not material.

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated:

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,095	$35,095	$35,095	$—	$—
Interest-bearing deposits	3,750	3,750	—	3,750	—
Available-for-sale securities	95,732	95,732	486	95,246	—
Held-to-maturity securities	465,709	461,156	—	461,156	—
Loans held for sale	4,830	4,830	—	4,830	—
Loans, net of allowance for loan losses	1,377,173	1,374,700	—	—	1,374,700
Federal Reserve Bank and Federal Home Loan Bank stock	16,652	N/A	N/A	N/A	N/A
Interest receivable	6,991	6,991	—	6,991	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	151	151	151	—	—
Total derivative assets	152	152	151	1	—
Total assets	2,006,084	1,982,406	35,732	571,974	1,374,700
Financial liabilities:
Deposits	$1,630,451	$1,635,881	$—	$1,635,881	$—
Federal funds purchased and retail repurchase agreements	20,637	20,637	—	20,637	—
Federal Home Loan Bank advances	259,588	259,588	—	259,588	—
Subordinated debentures	13,684	13,684	—	13,684	—
Contractual obligations	2,504	2,504	—	2,504	—
Interest payable	728	728	—	728	—
Derivative liabilities	39	39	—	39	—
Cash collateral held by derivative counterparty	(39)	(39)	(39)	—	—
Total derivative liabilities	—	—	(39)	39	—
Total liabilities	1,927,592	1,933,022	(39)	1,933,061	—

	December 31, 2015
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$56,829	$56,829	$56,829	$—	$—
Interest-bearing deposits	5,245	5,245	—	5,245	—
Available-for-sale securities	130,810	130,810	—	130,810	—
Held-to-maturity securities	310,539	312,802	—	312,802	—
Loans held for sale	3,504	3,504	—	3,504	—
Loans, net of allowance for loan losses	954,849	957,039	—	—	957,039
Federal Reserve Bank and Federal Home Loan Bank stock	11,013	N/A	N/A	N/A	N/A
Interest receivable	4,540	4,540	—	4,540	—
Derivative assets	2	2	—	2	—
Cash collateral held by derivative counterparty	24	24	24	—	—
Total derivative assets	26	26	24	2	—
Total assets	1,477,355	1,470,795	56,853	456,903	957,039
Financial liabilities:
Deposits	$1,215,914	$1,220,657	$—	$1,220,657	$—
Federal funds purchased and retail repurchase agreements	20,762	20,762	—	20,762	—
Federal Home Loan Bank advances	145,439	145,439	—	145,439	—
Bank stock loan	18,612	18,612	—	18,612	—
Subordinated debentures	9,251	9,251	—	9,251	—
Contractual obligations	3,093	3,093	—	3,093	—
Interest payable	737	737	—	737	—
Derivative liabilities	246	246	—	246	—
Cash collateral held by derivative counterparty	(246)	(246)	(246)	—	—
Total derivative liabilities	—	—	(246)	246	—
Total liabilities	1,413,808	1,418,551	(246)	1,418,797	—

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

Loans : Fair values of variable rate loans that reprice frequently and with no significant change in credit risk are based on carrying values. Fair values of other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

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

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$24,988	$50,362	$30,261	$55,694
Mortgage loans in the process of origination	7,267	2,696	5,116	1,941
Unused lines of credit	45,251	68,085	44,392	55,769

The fixed rate loan commitments have interest rates ranging from 2.97% to 7.99% and maturities ranging from 1 month to 129 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified pre-conditions are met. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The contractual amounts of standby letters of credit as of December 31, 2016 and 2015 were as follows:

	December 31, 2016		December 31, 2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$5,762	$2,769	$3,588	$1,253

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

NOTE 24 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is the condensed financial information as to financial position, results of operations, and cash flows of the Parent Company:

CONSOLIDATED BALANCE SHEET

	2016	2015
ASSETS
Cash and due from banks	$20,611	$43,912
Investment in Equity Bank	246,822	150,152
Other real estate owned, net	267	—
Other assets	5,234	1,678
Total assets	$272,934	$195,742
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$14,970	$28,509
Stockholders’ equity	257,964	167,233
Total liabilities and stockholders’ equity	$272,934	$195,742

CONDENSED STATEMENT OF INCOME

	2016	2015	2014
Dividend from Equity Bank	$9,500	$10,500	$7,700
Other income	1	2	—
Total income	9,501	10,502	7,700
Expenses
Interest expense	701	1,284	929
Other expenses	2,408	1,336	744
Total expenses	3,109	2,620	1,673
Income (loss) before income tax and equity in undistributed income of subsidiaries	6,392	7,882	6,027
Income tax benefit	859	858	529
Income (loss) before equity in undistributed income (loss) of subsidiaries	7,251	8,740	6,556
Equity in undistributed income of Equity Bank	2,123	1,560	2,431
Net income	9,374	10,300	8,987
Dividends and discount accretion on preferred stock	(1)	(177)	(708)
Net income allocable to common stockholders	$9,373	$10,123	$8,279

CONDENSED STATEMENT OF CASH FLOWS

	2016	2015	2014
Cash flows from operating activities
Net income	$9,374	$10,300	$8,987
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	553	531	2,006
Equity in undistributed income of Equity Bank	(2,123)	(1,560)	(2,431)
Net amortization of purchase valuation adjustments	246	301	301
Net change in:
Other assets	(1,529)	(344)	(776)
Interest payable and other liabilities	(409)	397	(410)
Net cash from (to) operating activities	6,112	9,625	7,677
Cash flows (to) from investing activities
Purchase stock of Community First, net of holding company cash acquired	(9,549)	(14,585)	—
Net cash (used in) investing activities	(9,549)	(14,585)	—
Cash flows (to) from financing activities
Borrowings on bank stock loan	6,000	5,014	15,540
Principal payments on bank stock loan	(33,218)	(1,554)	(388)
Proceeds from the issuance of common stock, net	23,643	38,945	—
Proceeds from exercise of employee stock options	112	—	—
Issuance of employee stock loan	—	(1,215)	—
Principal payments on employee stock loan	—	973	—
Redemption of Series A and Series B preferred stock	—	—	(15,540)
Redemption of Series C preferred stock	(16,372)	—	—
Purchase of treasury stock	—	—	(17,221)
Dividends paid on preferred stock	(42)	(164)	(804)
Excess tax benefits as a result of the distribution of common stock in termination of the restricted stock unit plan	—	224	—
Excess tax benefits recognized on exercise of employee stock options	13	—	—
Net cash provided by (used in) financing activities	(19,864)	42,223	(18,413)
Net change in cash and cash equivalents	(23,301)	37,263	(10,736)
Cash and cash equivalents, beginning of period	43,912	6,649	17,385
Ending cash and cash equivalents	$20,611	$43,912	$6,649

NOTE 25 – SUBSEQUENT EVENTS

On March 10, 2017, the Company acquired all of the common stock of Prairie State Bancshares, Inc. and its subsidiary State Bank, based in Hoxie, Kansas for aggregate consideration of $27,497, consisting of 479,468 shares of the Company’s common stock valued at $15,242 and cash of $12,255. The final fair values of assets and liabilities are not yet available. In their December 31, 2016, unaudited Consolidated Report of Condition, Prairie reported total assets of $151,373, which included total loans of $133,017 and securities of $4,373. At December 31, 2016, total liabilities of $130,705 were reported by Prairie, which included deposits of $130,333. The Company anticipates there will be goodwill and core deposit intangibles recorded with this acquisition. Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair values of identifiable assets acquired and liabilities assumed. Acquisition-related costs of $678 are included in merger expenses in the Company’s income statement for the year ended December 31, 2016. Acquisition-related costs were $494 on an after-tax basis.