Form 10-Q
period 2017-03-31
EQUITY BANCSHARES INC
filed 2017-05-10
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

                                                   Non-accelerated filer (Do not check if a smaller reporting company)                       ☐

                                                                                                                   Smaller reporting company                        ☐

                                                                                                                   Emerging growth company                        ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 1, 2017
Class A Common Stock, par value $0.01 per share	12,017,724
Class B Non-Voting Common Stock, par value $0.01 per share	186,513

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2017, and in Item 1A – Risk Factors of this Quarterly Report.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and December 31, 2016

(Dollar amounts in thousands)

	(Unaudited) March 31,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$34,300	$34,137
Federal funds sold	1,021	958
Cash and cash equivalents	35,321	35,095
Interest-bearing time deposits in other banks	4,488	3,750
Available-for-sale securities	103,178	95,732
Held-to-maturity securities, fair value of $515,594 and $461,156	519,239	465,709
Loans held for sale	4,021	4,830
Loans, net of allowance for loan losses of $7,048 and $6,432	1,511,528	1,377,173
Other real estate owned, net	8,202	8,656
Premises and equipment, net	53,637	50,515
Bank owned life insurance	48,411	48,055
Federal Reserve Bank and Federal Home Loan Bank stock	15,565	16,652
Interest receivable	9,189	6,991
Goodwill	64,521	58,874
Core deposit intangible, net	5,954	4,715
Other	16,002	15,445
Total assets	$2,399,256	$2,192,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$275,519	$207,668
Total non-interest-bearing deposits	275,519	207,668
Savings, NOW, and money market	923,747	869,625
Time	621,824	553,158
Total interest-bearing deposits	1,545,571	1,422,783
Total deposits	1,821,090	1,630,451
Federal funds purchased and retail repurchase agreements	17,699	20,637
Federal Home Loan Bank advances	257,068	259,588
Subordinated debentures	13,754	13,684
Contractual obligations	2,489	2,504
Interest payable and other liabilities	7,950	7,364
Total liabilities	2,120,050	1,934,228
Commitments and contingent liabilities, see Notes 10 and 11
Stockholders’ equity, see Note 6
Common stock	137	132
Additional paid-in capital	252,197	236,103
Retained earnings	49,192	44,328
Accumulated other comprehensive loss	(2,495)	(2,702)
Employee stock loans	(170)	(242)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	279,206	257,964
Total liabilities and stockholders’ equity	$2,399,256	$2,192,192

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months ended March 31, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2017	2016
Interest and dividend income
Loans, including fees	$19,400	$11,841
Securities, taxable	2,724	2,209
Securities, nontaxable	785	328
Federal funds sold and other	306	484
Total interest and dividend income	23,215	14,862
Interest expense
Deposits	2,576	1,607
Federal funds purchased and retail repurchase agreements	12	12
Federal Home Loan Bank advances	502	332
Subordinated debentures	232	153
Total interest expense	3,322	2,104
Net interest income	19,893	12,758
Provision for loan losses	1,095	723
Net interest income after provision for loan losses	18,798	12,035
Non-interest income
Service charges and fees	1,152	779
Debit card income	1,005	677
Mortgage banking	485	242
Increase in value of bank owned life insurance	355	251
Net gain from securities transactions	13	420
Other	329	329
Total non-interest income	3,339	2,698
Non-interest expense
Salaries and employee benefits	7,806	5,212
Net occupancy and equipment	1,499	1,094
Data processing	1,161	838
Professional fees	516	449
Advertising and business development	518	218
Telecommunications	361	231
FDIC insurance	106	258
Courier and postage	226	145
Free nationwide ATM cost	212	152
Amortization of core deposit intangible	209	87
Loan expense	177	92
Other real estate owned	205	66
Loss on debt extinguishment	—	58
Merger expenses	926	—
Other	1,304	789
Total non-interest expense	15,226	9,689
Income before income taxes	6,911	5,044
Provision for income taxes	2,047	1,604
Net income	4,864	3,440
Dividends and discount accretion on preferred stock	—	(1)
Net income allocable to common stockholders	$4,864	$3,439
Basic earnings per share	$0.41	$0.42
Diluted earnings per share	$0.40	$0.41

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months ended March 31, 2017 and 2016

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2017	2016
Net income	$4,864	$3,440
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	212	1,208
Amortization of unrealized losses on held-to-maturity securities	137	140
Reclassification adjustment for net gains included in net income	(13)	(420)
Total other comprehensive income (loss)	336	928
Tax effect	(129)	(351)
Other comprehensive income (loss), net of tax	207	577
Comprehensive income	$5,071	$4,017

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2017 and 2016

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock		Additional		Accumulated Other	Employee		Total
	Series C	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2016	$16,372	8,211,727	$97	$138,077	$34,955	$(2,371)	$(242)	$(19,655)	$167,233
Net income	—	—	—	—	3,440	—	—	—	3,440
Other comprehensive income, net of tax effects	—	—	—	—	—	577	—	—	577
Retirement of preferred stock	(16,372)								(16,372)
Stock based compensation	—	—	—	215	—	—	—	—	215
Cash dividends declared and accrued on preferred stock	—	—	—	—	(1)	—	—	—	(1)
Balance at March 31, 2016	$—	8,211,727	$97	$138,292	$38,394	$(1,794)	$(242)	$(19,655)	$155,092

Balance at January 1, 2017	$—	11,680,308	$132	$236,103	$44,328	$(2,702)	$(242)	$(19,655)	$257,964
Net income	—	—	—	—	4,864	—	—	—	4,864
Other comprehensive income, net of tax effects	—	—	—	—	—	207	—	—	207
Stock based compensation	—	—	—	494	—	—	—	—	494
Common stock issued upon exercise of stock options	—	40,834	—	692	—	—	—	—	692
Common stock issued under stock based incentive plan	—	1,630	—	—	—	—	—	—	—
Repayments on employee stock loans	—	—	—	—	—	—	72	—	72
Issuance of common stock in connection with the acquisition of Prairie State Bancshares, net of issuance expenses of $329	—	479,465	5	14,908	—	—	—	—	14,913
Balance at March 31, 2017	$—	12,202,237	$137	$252,197	$49,192	$(2,495)	$(170)	$(19,655)	$279,206

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	(Unaudited) March 31,
	2017	2016
Cash flows from operating activities
Net income	$4,864	$3,440
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	386	215
Depreciation	585	425
Provision for loan losses	1,095	723
Net accretion (amortization) of purchase valuation adjustments	1,780	28
Amortization of premiums and discounts on securities	723	564
Amortization of intangibles	211	88
Deferred income taxes	(53)	(22)
FHLB stock dividends	(182)	(162)
Loss (gain) on sales and valuation adjustments on other real estate owned	30	(2)
Net loss (gain) on securities transactions	(13)	(420)
Loss (gain) on disposal of premise and equipment	2	—
Loss (gain) on sales of loans	(412)	(199)
Originations of loans held for sale	(17,230)	(8,651)
Proceeds from the sale of loans held for sale	18,450	9,154
Increase in the value of bank owned life insurance	(356)	(251)
Change in fair value of derivatives recognized in earnings	—	4
Net change in:
Interest receivable	130	187
Other assets	(634)	(510)
Interest payable and other liabilities	449	(167)
Net cash provided by (used in) operating activities	9,825	4,444
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(13,660)	(10,200)
Purchases of held-to-maturity securities	(62,978)	(1,042)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	6,303	28,292
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	13,383	9,331
Net change in interest-bearing time deposits in other banks	(738)	—
Net change in loans	(7,040)	22,280
Purchase of premises and equipment	(1,286)	(149)
Proceeds from sale of premise and equipment	1	—
Net redemption (purchase) of FHLB and FRB stock	1,467	(3,799)
Proceeds from sale of other real estate owned	425	252
Purchase of Prairie, net of cash acquired	(6,005)	—
Net cash provided by (used in) investing activities	(70,128)	44,965
Cash flows (to) from financing activities
Net increase (decrease) in deposits	65,238	18,249
Net change in federal funds purchased and retail repurchase agreements	(2,938)	1,040
Net borrowings (payments) on Federal Home Loan Bank line of credit	(2,520)	(45,901)
Principal payments on bank stock loan	—	(18,612)
Proceeds from the exercise of employee stock options	692	—
Principal payments on employee stock loans	72	—
Redemption of Series C preferred stock	—	(16,372)
Net change in contractual obligations	(15)	(14)
Dividends paid on preferred stock	—	(42)
Net cash provided by (used in) financing activities	60,529	(61,652)
Net change in cash and cash equivalents	226	(12,243)
Cash and cash equivalents, beginning of period	35,095	56,829
Ending cash and cash equivalents	$35,321	$44,586
Supplemental cash flow information:
Interest paid	$2,863	$2,044
Income taxes paid, net of refunds	(78)	86

Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	—	333
Total fair value of assets acquired in purchase of Prairie, net of cash	146,509
Total fair value of liabilities assumed in purchase of Prairie, net of cash	125,591

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.  Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

Effective January 1, 2017, the Company adopted the provisions of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. In accordance with ASU 2016-09, excess tax benefits and excess tax deficiencies, which are generated when the tax-return deduction for a share-based payment award differs from the compensation cost recognized for financial reporting purposes, are recognized as income tax benefits or expense in the income statement in the period in which the excess tax benefits occur. The provision for income taxes for the three months ended March 31, 2017, was reduced by excess income tax benefits of $207 associated with stock options exercised during the period. This reduction in the provision for income taxes increased net income $207 or $0.02 per fully diluted share. ASU 2016-09 was adopted on a prospective basis. Prior to the adoption of ASU 2016-09, excess tax benefits were recognized in additional paid in capital, however there were no excess tax benefits recognized in the three months ended March 31, 2016.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amended existing guidance related to revenue from contracts with customers. This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer. These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period.  The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application. The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements, although no material impact is expected it will modify disclosures.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The main provisions of the update are to eliminate the available-for-sale classification of accounting for equity securities and to adjust fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price.  The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those years.  Generally, early adoption of the amendments in this update is not permitted.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of this new accounting standard but does not expect a material impact on its financial statements.

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

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, this update shortens the amortization period of certain callable debt securities held at a premium to the earliest call date.  The amendments in this update are effective for the Company’s fiscal year beginning after December 15, 2018, and interim periods within that fiscal year; however, early adoption is permitted.  If early adoption of this update is elected by the Company, any adjustments will be reflected as of the beginning of the fiscal year.  The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and the Company will be required to provide change in accounting principle disclosures.  The Company is currently evaluating the impact of this new accounting guidance and an estimate of the impact to the Company’s financial statements is not known, at this time.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Available-for-sale securities
U.S. government-sponsored entities	$4,776	$50	$—	$4,826
Residential mortgage-backed securities (issued by government-sponsored entities)	95,523	133	(1,561)	94,095
Corporate	3,000	77	—	3,077
Small Business Administration loan pools	183	10	—	193
State and political subdivisions	497	4	—	501
Equity securities	500	—	(14)	486
	$104,479	$274	$(1,575)	$103,178
December 31, 2016
Available-for-sale securities
U.S. government-sponsored entities	$4,766	$16	$—	$4,782
Residential mortgage-backed securities (issued by government-sponsored entities)	88,257	93	(1,647)	86,703
Corporate	3,000	39	—	3,039
Small Business Administration loan pools	210	13	—	223
State and political subdivisions	499	—	—	499
Equity securities	500	—	(14)	486
	$97,232	$161	$(1,661)	$95,732

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(27)	$971
Residential mortgage-backed (securities issued by government sponsored entities)	367,545	837	(4,205)	364,177
Corporate	22,989	173	(16)	23,146
Small Business Administration loan pools	2,230	2	(10)	2,222
State and political subdivisions	125,477	1,224	(1,623)	125,078
	$519,239	$2,236	$(5,881)	$515,594
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(33)	$965
Residential mortgage-backed (securities issued by government sponsored entities)	338,749	686	(4,702)	334,733
Corporate	12,988	139	(28)	13,099
Small Business Administration loan pools	2,398	1	(17)	2,382
State and political subdivisions	110,576	1,211	(1,810)	109,977
	$465,709	$2,037	$(6,590)	$461,156

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at March 31, 2017, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$2,817	$2,829
One to five years	497	501	23,114	23,573
Five to ten years	7,776	7,903	47,537	48,263
After ten years	183	193	78,226	76,752
Mortgage-backed securities	95,523	94,095	367,545	364,177
Total debt securities	$103,979	$102,692	$519,239	$515,594

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $433,689 at March 31, 2017 and $439,208 at December 31, 2016.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2017
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$71,035	$(1,561)	$—	$—	$71,035	$(1,561)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$71,035	$(1,561)	$486	$(14)	$71,521	$(1,575)
December 31, 2016
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$77,414	$(1,647)	$—	$—	$77,414	$(1,647)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$77,414	$(1,647)	$486	$(14)	$77,900	$(1,661)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$971	$(27)	$—	$—	$971	$(27)
Residential mortgage-backed (issued by government-sponsored entities)	289,350	(5,286)	10,517	(433)	299,867	(5,719)
Corporate	—	—	1,354	(16)	1,354	(16)
Small Business Administration loan pools	—	—	1,220	(40)	1,220	(40)
State and political subdivisions	63,898	(1,793)	10	(1)	63,908	(1,794)
Total temporarily impaired securities	$354,219	$(7,106)	$13,101	$(490)	$367,320	$(7,596)
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$965	$(33)	$—	$—	$965	$(33)
Residential mortgage-backed (issued by government-sponsored entities)	291,003	(5,922)	10,801	(426)	301,804	(6,348)
Corporate	5,407	(16)	3,166	(28)	8,573	(44)
Small Business Administration loan pools	1,068	(2)	1,314	(45)	2,382	(47)
State and political subdivisions	65,220	(2,122)	—	—	65,220	(2,122)
Total temporarily impaired securities	$363,663	$(8,095)	$15,281	$(499)	$378,944	$(8,594)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of March 31, 2017, the Company held 18 available-for-sale securities and 342 held-to-maturity securities in an unrealized loss position.

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

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below:

	Three Months Ended March 31,
	2017	2016
Proceeds	$3,439	$20,459
Gross gains	13	420
Gross losses	—	—
Income tax expense on net realized gains	4	161

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at March 31, 2017 and December 31, 2016 include:

	March 31, 2017	December 31, 2016
Commercial real estate	$615,941	$593,108
Commercial and industrial	366,648	348,465
Residential real estate	329,549	338,387
Agricultural real estate	61,644	38,331
Consumer	42,067	40,902
Agricultural	102,727	24,412
Total loans	1,518,576	1,383,605
Allowance for loan losses	(7,048)	(6,432)
Net loans	$1,511,528	$1,377,173

The Company has participated in mortgage finance loans with another institution, (the “originator”).  These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group.  These loans are typically on the Company’s balance sheet for 10 to 20 days.  As of March 31, 2017 and December 31, 2016, the Company had balances of $10,000 and $10,000 in mortgage finance loans classified as commercial and industrial.

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. As of March 31, 2017 and December 31, 2016, residential real estate loans include $87,317 and $90,705 of purchased residential real estate loans from these pools of residential real estate loans.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $3,541 at March 31, 2017, and $3,043 at December 31, 2016.

Over-draft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $585 at March 31, 2017 and $567 at December 31, 2016.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended March 31, 2017 and 2016:

March 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Provision for loan losses	167	188	316	31	352	41	1,095
Loans charged-off	(63)	(13)	(211)	—	(359)	(41)	(687)
Recoveries	68	3	5	—	132	—	208
Total ending allowance balance	$2,592	$2,059	$1,875	$66	$391	$65	$7,048

March 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Provision for loan losses	253	245	158	35	(3)	35	723
Loans charged-off	(34)	(55)	(48)	(23)	(128)	(3)	(291)
Recoveries	5	7	6	—	23	1	42
Total ending allowance balance	$2,275	$1,563	$1,940	$41	$79	$82	$5,980

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of March 31, 2017 and December 31, 2016:

March 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$255	$56	$245	$22	$40	$2	$620
Collectively evaluated for impairment	2,336	2,003	1,569	38	350	63	6,359
Purchase credit impaired loans	1	—	61	6	1	—	69
Total	$2,592	$2,059	$1,875	$66	$391	$65	$7,048
Loan Balance:
Individually evaluated for impairment	$3,755	$1,642	$2,716	$216	$401	$21	$8,751
Collectively evaluated for impairment	599,775	360,580	324,770	57,985	41,659	98,346	1,483,115
Purchase credit impaired loans	12,411	4,426	2,063	3,443	7	4,360	26,710
Total	$615,941	$366,648	$329,549	$61,644	$42,067	$102,727	$1,518,576

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$270	$22	$288	$2	$45	$—	$627
Collectively evaluated for impairment	2,150	1,859	1,477	33	221	65	5,805
Purchase credit impaired loans	—	—	—	—	—	—	—
Total	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Loan Balance:
Individually evaluated for impairment	$3,182	$550	$3,321	$834	$429	$3	$8,319
Collectively evaluated for impairment	577,863	344,414	332,962	36,668	40,471	24,409	1,356,787
Purchase credit impaired loans	12,063	3,501	2,104	829	2	—	18,499
Total	$593,108	$348,465	$338,387	$38,331	$40,902	$24,412	$1,383,605

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of March 31, 2017 and December 31, 2016.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	March 31, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$1,423	$1,194	$—	$904	$676	$—
Commercial and industrial	1,127	1,042	—	510	309	—
Residential real estate	519	263	—	1,230	980	—
Agricultural real estate	—	—	—	824	812	—
Consumer	29	—	—	53	51	—
Agricultural	1	1	—	—	—	—
Subtotal	3,099	2,500	—	3,521	2,828	—
With an allowance recorded:
Commercial real estate	4,696	2,572	256	4,493	2,506	270
Commercial and industrial	745	600	56	265	240	22
Residential real estate	3,296	3,054	306	2,433	2,341	288
Agricultural real estate	380	280	28	23	23	2
Consumer	512	408	41	449	378	45
Agricultural	21	21	2	3	3	—
Subtotal	9,650	6,935	689	7,666	5,491	627
Total	$12,749	$9,435	$689	$11,187	$8,319	$627

The tables below present average recorded investment and interest income related to impaired loans for the three months ended March 31, 2017 and 2016.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	March 31, 2017		March 31, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$936	$7	$1,068	$—
Commercial and industrial	676	4	944	—
Residential real estate	621	4	681	—
Agricultural real estate	406	—	186	—
Consumer	26	1	13	—
Agricultural	—	—	71	—
Subtotal	2,665	16	2,963	—
With an allowance recorded:
Commercial real estate	2,538	2	3,091	—
Commercial and industrial	420	1	107	—
Residential real estate	2,698	2	789	—
Agricultural real estate	151	—	—	—
Consumer	393	—	139	—
Agricultural	12	—	23	—
Subtotal	6,212	5	4,149	—
Total	$8,877	$21	$7,112	$—

The following tables present the aging of the recorded investment in past due loans as of March 31, 2017 and December 31, 2016, by portfolio and class of loans:

March 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$752	$225	$—	$10,427	$604,537	$615,941
Commercial and industrial	1,202	6,968	—	6,062	352,416	366,648
Residential real estate	970	68	—	3,702	324,809	329,549
Agricultural real estate	120	57	—	3,176	58,291	61,644
Consumer	283	41	—	408	41,335	42,067
Agricultural	294	15	—	4,381	98,037	102,727
Total	$3,621	$7,374	$—	$28,156	$1,479,425	$1,518,576

December 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,955	$788	$—	$12,258	$577,107	$593,108
Commercial and industrial	419	—	—	4,051	343,995	348,465
Residential real estate	368	847	—	4,285	332,887	338,387
Agricultural real estate	—	—	—	1,664	36,667	38,331
Consumer	303	43	—	432	40,124	40,902
Agricultural	52	—	—	3	24,357	24,412
Total	$4,097	$1,678	$—	$22,693	$1,355,137	$1,383,605

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

The risk category of loans by class of loans is as follows as of March 31, 2017 and December 31, 2016:

March 31, 2017	Unclassified	Classified	Total
Commercial real estate	$598,366	$17,575	$615,941
Commercial and industrial	350,464	16,184	366,648
Residential real estate	325,534	4,015	329,549
Agricultural real estate	57,613	4,031	61,644
Consumer	41,618	449	42,067
Agricultural	97,882	4,845	102,727
Total	$1,471,477	$47,099	$1,518,576

December 31, 2016	Unclassified	Classified	Total
Commercial real estate	$576,070	$17,038	$593,108
Commercial and industrial	341,307	7,158	348,465
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	$1,383,605

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchase credit impaired loans as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Contractually required principal payments	$38,006	$27,413
Discount	(11,296)	(8,914)
Recorded investment	$26,710	$18,499

The accretable yield associated with these loans was $1,602 and $1,063 as of March 31, 2017 and December 31, 2016.  The interest income recognized on these loans for the three month periods ended March 31, 2017 and 2016 was $422 and $152.  For the three month periods ended March 31, 2017 and 2016, there was a provision for loan losses of $69  and $0 recorded for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of March 31, 2017 or December 31, 2016.

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

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At March 31, 2017, the portfolio of interest rate swaps had a weighted average maturity of 8.8 years, a weighted average pay rate of 4.82% and a weighted average rate received of 3.71%.  At December 31, 2016, the portfolio of interest rate swaps had a weighted average maturity of 9.0 years, a weighted average pay rate of 4.82% and a weighted average rate received of 3.50%.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At March 31, 2017, the interest rate cap had a term of 2.6 years and a cap rate of 4.50%. At December 31, 2016, the interest rate cap had a term of 2.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$15,758	$123	$92	$15,923	$—	$39
Total derivatives designated as hedging relationships	15,758	123	92	15,923	—	39
Derivatives not designated as hedging instruments:
Interest rate caps/floors	2,817	2	—	2,865	1	—
Total derivatives not designated as hedging instruments	2,817	2	—	2,865	1	—
Total	$18,575	125	92	$18,788	1	39
Cash collateral held by counterparty		190	—		—	(190)
Netting adjustments		(92)	(92)		151	151
Net amount presented in Balance Sheet		$223	$—		$152	$—

For the three-month periods ended March 31, 2017 and 2016, the Company recorded net gains/(losses) on derivatives and hedging activities:

	Three months ended
	March 31, 2017	March 31, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	(1)	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	(1)	(1)
Net gains (losses) on derivatives and hedging activities	$(1)	$(1)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended March 31, 2017 and 2016.

	March 31, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$70	$(70)	$—	$(47)
Total	$70	$(70)	$—	$(47)

	March 31, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(525)	$525	$—	$(39)
Total	$(525)	$525	$—	$(39)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Federal funds purchased	$—	$—
Retail repurchase agreements	17,699	20,637

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $22,435 and $23,389 at March 31, 2017 and December 31, 2016.  The agreements are on a day-to-day basis and can be terminated on demand.

	March 31, 2017	December 31, 2016
Year-to-date average daily balance during the period	$20,111	$22,599
Maximum month-end balance during the period	$19,712	$25,382
Weighted average interest rate at period-end	0.26%	0.27%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Federal Home Loan Bank line of credit advances	$257,068	$259,588
Federal Home Loan Bank fixed rate term advances	—	—
Total Federal Home Loan Bank advances	$257,068	$259,588

At March 31, 2017, the Company had $257,068 drawn against its line of credit at a weighted average rate of 0.97%.  At December 31, 2016, the $259,588 drawn against the Federal Home Loan Bank line of credit was at a weighted average rate of 0.72%.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $441,982 and $454,025 at March 31, 2017 and December 31, 2016.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $184,601 and $193,674 at March 31, 2017 and December 31, 2016.

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

On January 28, 2016, the Company entered into a new agreement with the same lender that provided for a maximum borrowing facility of $20,000, secured by the Company’s stock in Equity Bank. At December 31, 2016, there was no outstanding balance on this loan. The borrowing facility matured on January 26, 2017, and was subsequently extended, at which time the Company entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank. At March 31, 2017, there was no outstanding balance on this loan. The borrowing facility will mature on March 12, 2018. Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to twenty basis points per annum on the unused portion of the maximum borrowing facility.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock. At March 31, 2017 and December 31, 2016, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
Class A common stock – issued	13,286,767	12,393,124
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	12,015,724	11,122,081
Class B common stock – issued	421,416	793,130
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	186,513	558,227

Treasury stock is stated at cost, determined by the first-in, first-out method.

On March 10, 2017, the Company completed its acquisition of Prairie State Bancshares, Inc. (“Prairie”) of Hoxie, Kansas. There were a total of 479,465 shares of Class A common stock issued in connection with this acquisition.

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

Restricted stock unit plan termination loans

In May 2015, in connection with the termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued to employees with vested restricted stock units. Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance. These loans totaling $170 at March 31, 2017 and $242 at December 31, 2016, are collateralized with the shares received, have a maturity date of December 31, 2017 and have an interest rate of 0.96%.

Accumulated other comprehensive income (loss)

At March 31, 2017 and December 31, 2016, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of March 31, 2017 and December 31, 2016 were as follows:

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income
March 31, 2017
Net unrealized or unamortized gains (losses)	$(1,301)	$(2,739)	$(4,040)
Tax effect	498	1,047	$1,545
	$(803)	$(1,692)	$(2,495)
December 31, 2016
Net unrealized or unamortized gains (losses)	$(1,500)	$(2,876)	$(4,376)
Tax effect	574	1,100	1,674
	$(926)	$(1,776)	$(2,702)

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

As of March 31, 2017, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2017 and December 31, 2016 are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total capital to risk weighted assets
Equity Bancshares, Inc.	$235,240	13.93%	$156,251	9.25%	$177,366	10.50%	$ N/A	N/A
Equity Bank	221,668	13.12%	156,257	9.25%	177,373	10.50%	168,927	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	228,192	13.51%	122,467	7.25%	143,582	8.50%	N/A	N/A
Equity Bank	214,620	12.70%	122,472	7.25%	143,588	8.50%	135,141	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	214,438	12.69%	97,129	5.75%	118,244	7.00%	N/A	N/A
Equity Bank	214,620	12.70%	97,133	5.75%	118,249	7.00%	109,802	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	228,192	10.52%	86,778	4.00%	86,778	4.00%	N/A	N/A
Equity Bank	214,620	9.90%	86,717	4.00%	86,717	4.00%	108,396	5.00%
December 31, 2016
Total capital to risk weighted assets
Equity Bancshares, Inc.	$221,779	14.67%	$130,372	8.63%	$158,714	10.50%	$ N/A	N/A
Equity Bank	196,478	13.01%	130,283	8.63%	158,606	10.50%	151,053	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	215,347	14.25%	100,141	6.63%	128,483	8.50%	N/A	N/A
Equity Bank	190,046	12.58%	100,073	6.63%	128,395	8.50%	120,842	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	201,663	13.34%	77,468	5.13%	105,809	7.00%	N/A	N/A
Equity Bank	190,046	12.58%	77,415	5.13%	105,737	7.00%	98,184	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	215,347	11.81%	72,920	4.00%	72,920	4.00%	N/A	N/A
Equity Bank	190,046	10.42%	72,924	4.00%	72,924	4.00%	91,155	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three months ended March 31, 2017 and 2016:

	Three months ended
	March 31, 2017	March 31, 2016
Basic:
Net income allocable to common stockholders	$4,864	$3,439
Weighted average common shares outstanding	11,813,068	8,211,727
Weighted average vested restricted stock units	751	—
Weighted average shares	11,813,819	8,211,727
Basic earnings per common share	$0.41	$0.42
Diluted:
Net income allocable to common stockholders	$4,864	$3,439
Weighted average common shares outstanding for:
Basic earnings per common share	11,813,819	8,211,727
Dilutive effects of the assumed exercise of stock options	266,304	112,201
Dilutive effects of the assumed vesting of restricted stock units	1,169	—
Average shares and dilutive potential common shares	12,081,292	8,323,928
Diluted earnings per common share	$0.40	$0.41

Average outstanding stock options of 120,234 and 133,025 for the three-month periods ended March 31, 2017 and 2016 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	March 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$4,826	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	94,095	—
Corporate	—	3,077	—
Small Business Administration loan pools	—	193	—
State and political subdivisions	—	501	—
Equity securities	486	—	—
Derivative assets:
Derivative assets	—	125	—
Cash collateral held by counterparty	190	—	—
Netting adjustments	—	(92)	—
Total derivative assets (included in other assets)	190	33	—
Total assets	$676	$102,725	$—
Liabilities:
Derivative liabilities:
Derivative liabilities	$—	$92	$—
Netting adjustments	—	(92)	—
Total derivative liabilities (included in other liabilities)	—	—	—
Total liabilities	$—	$—	$—

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$4,782	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	86,703	—
Corporate	—	3,039	—
Small Business Administration loan pools	—	223	—
State and political subdivisions	—	499	—
Equity securities	486	—	—
Derivative assets:
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	151	—	—
Total derivative assets	151	1	—
Total assets	$637	$95,247	$—
Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$39	$—
Cash collateral held by counterparty	(39)	—	—
Total derivative liabilities	(39)	39	—
Total liabilities	$(39)	$39	$—

There were no material transfers between levels during the three months ended March 31, 2017 or the year ended December 31, 2016. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below:

	March 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,316
Commercial and industrial	—	—	544
Residential real estate	—	—	2,748
Other	—	—	638
Other real estate owned:
Commercial real estate	—	—	2,253
Residential real estate	—	—	463

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,236
Commercial and industrial	—	—	218
Residential real estate	—	—	2,053
Other	—	—	357
Other real estate owned:
Commercial real estate	—	—	2,400
Residential real estate	—	—	429

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2017 or at December 31, 2016.

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

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
March 31, 2017
Impaired loans	$6,246	Sales Comparison Approach	Adjustments for differences between comparable sales	19%-33% (7%)
December 31, 2016
Impaired loans	$4,864	Sales Comparison Approach	Adjustments for differences between comparable sales	7%-29% (18%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	March 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,321	$35,321	$35,321	$—	$—
Interest bearing deposits	4,488	4,488	—	4,488	—
Available-for-sale securities	103,178	103,178	486	102,692	—
Held-to-maturity securities	519,239	515,594	—	515,594	—
Loans held for sale	4,021	4,021	—	4,021	—
Loans, net of allowance for loan losses	1,511,528	1,518,953	—	—	1,518,953
Federal Reserve Bank and Federal Home Loan Bank stock	15,565	N/A	N/A	N/A	N/A
Interest receivable	9,189	9,189	—	9,189	—
Derivative assets	125	125	—	125	—
Cash collateral held by derivative counterparty	190	190	190
Netting adjustments	(92)	(92)	—	(92)	—
Total derivative assets	223	223	190	33	—
Total assets	$2,202,752	$2,190,967	$35,997	$636,017	$1,518,953
Financial liabilities:
Deposits	$1,821,090	$1,827,545	$—	$1,827,545	$—
Federal funds purchased and retail repurchase agreements	17,699	17,699	—	17,699	—
Federal Home Loan Bank advances	257,068	257,068	—	257,068	—
Subordinated debentures	13,754	13,754	—	13,754	—
Contractual obligations	2,489	2,489	—	2,489	—
Interest payable	1,080	1,080	—	1,080	—
Derivative liabilities	92	92	—	92	—
Netting adjustments	(92)	(92)	—	(92)	—
Total derivative liabilities	—	—	—	—	—
Total liabilities	$2,113,180	$2,119,635	$—	$2,119,635	$—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,095	$35,095	$35,095	$—	$—
Interest bearing deposits	3,750	3,750	—	3,750	—
Available-for-sale securities	95,732	95,732	486	95,246	—
Held-to-maturity securities	465,709	461,156	—	461,156	—
Loans held for sale	4,830	4,830	—	4,830	—
Loans, net of allowance for loan losses	1,377,173	1,374,700	—	—	1,374,700
Federal Reserve Bank and Federal Home Loan Bank stock	16,652	N/A	N/A	N/A	N/A
Interest receivable	6,991	6,991	—	6,991	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	151	151	151	—	—
Total derivative assets	152	152	151	1	—
Total assets	$2,006,084	$1,982,406	$35,732	$571,974	$1,374,700
Financial liabilities:
Deposits	$1,630,451	$1,635,881	$—	$1,635,881	$—
Federal funds purchased and retail repurchase agreements	20,637	20,637	—	20,637	—
Federal Home Loan Bank advances	259,588	259,588	—	259,588	—
Subordinated debentures	13,684	13,684	—	13,684	—
Contractual obligations	2,504	2,504	—	2,504	—
Interest payable	728	728	—	728	—
Derivative liabilities	39	39	—	39	—
Cash collateral held by derivative counterparty	(39)	(39)	(39)	—	—
Total derivative liabilities	—	—	(39)	39	—
Total liabilities	$1,927,592	$1,933,022	$(39)	$1,933,061	$—

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

Deposits: The fair values disclosed for demand deposits are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount).  The carrying amount of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date.  Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered.

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$16,169	$45,008	$24,988	$50,362
Mortgage loans in the process of origination	8,720	7,135	7,267	2,696
Unused lines of credit	54,188	84,863	45,251	68,085

The fixed rate loan commitments have interest rates ranging from 3.75% to 7.99% and maturities ranging from 1 month to 125 months.

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

The contractual amounts of standby letters of credit as of March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$5,504	$2,776	$5,762	$2,769

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

NOTE 12 – BUSINESS COMBINATIONS

On March 10, 2017, the Company acquired 100% of the outstanding common shares of Prairie State Bancshares, Inc., based in Hoxie, Kansas, referred to as “Prairie”.  Results of operations of Prairie were included in the Company’s results of operations beginning March 11, 2017.  There were acquisition-related costs of $926 associated with this merger ($572 on an after-tax basis) that were included in merger expenses in the Company’s income statement for the three months ended March 31, 2017.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is preliminary.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $5,647.  Goodwill resulted from a combination of expected synergies, expansion in western Kansas with the addition of three branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated. The following table summarizes the consideration paid for Prairie and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of consideration:
Common stock	$15,242
Cash	12,255
27,497

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	6,579
Available-for-sale securities	3,427
Held-to-maturity securities	971
Federal Reserve Bank and Federal Home Loan Bank stock	198
Loans	130,063
Premises and equipment	2,424
Core deposit intangible	1,448
Other assets	2,331
Total assets acquired	147,441
Deposits	125,353
Interest payable and other liabilities	238
Total liabilities assumed	125,591
Total identifiable net assets	21,850
Goodwill	5,647
$27,497

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered impaired as of the acquisition date. Although the final valuation is not complete, the fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Cash flows associated with purchase credit impaired loans are not considered reasonably predictable and as such these loans are classified nonaccrual.

Although the final valuation over non-purchase credit impaired loans remains open, the following table presents the best available information about the loans acquired in the Prairie acquisition as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired
Contractually required principal	$123,519	$11,430
Non-accretable difference (expected losses)	—	(2,673)
Cash flows expected to be collected	123,519	8,757
Accretable yield	(2,213)	—
Fair value of acquired loans	$121,306	$8,757

The following table presents the carrying value of the loans acquired in the Prairie acquisition by class, as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired	Total
Commercial real estate	$9,224	$144	$9,368
Commercial and industrial	11,269	974	12,243
Residential real estate	137	—	137
Agricultural real estate	25,593	2,960	28,553
Consumer	1,451	—	1,451
Agricultural	73,632	4,679	78,311
Fair value of acquired loans	$121,306	$8,757	$130,063

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2017 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report.  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 37 full service branches located in Arkansas, Kansas and Missouri.  As of March 31, 2017, we had consolidated total assets of $2.40 billion, total loans held for investment of $1.51 billion (net of allowances), total deposits of $1.82 billion and total stockholders’ equity of $279.2 million.  During the three-month periods ended March 31, 2017 and March 31, 2016, net income was $4.9 million and $3.4 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$23,215	$18,307	$14,250	$14,380	$14,862
Interest expense	3,322	2,644	2,268	2,186	2,104
Net interest income	19,893	15,663	11,982	12,194	12,758
Provision for loan losses	1,095	760	104	532	723
Net gain from securities transactions	13	—	—	59	420
Other non-interest income	3,326	2,789	2,527	2,393	2,278
Merger expenses	926	5,057	237	—	—
Loss on debt extinguishment	—	—	—	—	58
Other non-interest expense	14,300	11,654	10,497	9,941	9,631
Income before income taxes	6,911	981	3,671	4,173	5,044
Provision for income taxes	2,047	564	1,000	1,327	1,604
Net income	4,864	417	2,671	2,846	3,440
Dividends and discount accretion on preferred stock	—	—	—	—	(1)
Net income allocable to common stockholders	4,864	417	2,671	2,846	3,439
Basic earnings per share	$0.41	$0.04	$0.32	$0.35	$0.42
Diluted earnings per share	$0.40	$0.04	$0.32	$0.34	$0.41
Balance Sheet Data (at period end)
Cash and cash equivalents	$35,321	$35,095	$21,847	$46,202	$44,586
Available-for-sale securities	103,178	95,732	102,391	74,976	113,821
Held-to-maturity securities	519,239	465,709	349,915	317,509	301,931
Loans held for sale	4,021	4,830	3,071	4,002	3,200
Gross loans held for investment	1,518,576	1,383,605	956,070	980,110	938,055
Allowance for loan losses	7,048	6,432	6,080	6,030	5,980
Loans held for investment, net of allowance for loan losses	1,511,528	1,377,173	949,990	974,080	932,075
Goodwill and core deposit intangibles, net	70,475	63,589	19,419	19,506	19,592
Other intangible assets	1,315	23	25	26	28
Total assets	2,399,256	2,192,192	1,557,082	1,544,857	1,528,729
Total deposits	1,821,090	1,630,451	1,177,732	1,196,767	1,234,165
Borrowings	288,521	293,909	203,569	179,801	130,651
Total liabilities	2,120,050	1,934,228	1,395,834	1,386,669	1,373,637
Total stockholders’ equity	279,206	257,964	161,248	158,188	155,092
Tangible common equity*	207,416	194,352	141,804	138,656	135,472
Performance ratios
Return on average assets (ROAA) annualized	0.88%	0.09%	0.64%	0.69%	0.83%
Return on average equity (ROAE) annualized	7.45%	0.81%	6.65%	7.32%	8.99%
Return on average tangible common equity (ROATCE) annualized*	10.17%	1.28%	7.94%	8.64%	10.55%
Yield on loans annualized	5.61%	5.21%	4.72%	4.89%	5.04%
Cost of interest-bearing deposits annualized	0.72%	0.68%	0.66%	0.64%	0.61%
Net interest margin annualized	3.96%	3.60%	3.06%	3.18%	3.33%
Efficiency ratio*	61.59%	63.16%	72.35%	68.15%	64.05%
Non-interest income / average assets annualized	0.61%	0.59%	0.60%	0.60%	0.65%

Non-interest expense / average assets annualized	2.76%	3.52%	2.56%	2.42%	2.35%
Capital Ratios
Tier 1 Leverage Ratio	10.52%	11.81%	9.42%	9.32%	9.10%
Common Equity Tier 1 Capital Ratio	12.69%	13.34%	13.57%	13.04%	13.13%
Tier 1 Risk Based Capital Ratio	13.51%	14.25%	14.45%	13.90%	14.01%
Total Risk Based Capital Ratio	13.93%	14.67%	15.02%	14.45%	14.57%
Equity / Assets	11.64%	11.77%	10.36%	10.24%	10.15%
Tangible common equity to tangible assets*	8.91%	9.13%	9.22%	9.09%	8.98%
Book value per share	$22.88	$22.09	$19.62	$19.25	$18.89
Tangible common book value per share*	$17.00	$16.64	$17.25	$16.87	$16.50
Tangible common book value per diluted share*	$16.66	$16.37	$16.95	$16.64	$16.29

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2016 audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.  We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgements and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgements and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

Business Combinations:  We apply the acquisition method of accounting for business combinations.  Under the acquisition method, the acquiring entity in a business combination recognizes 100% of the assets acquired and liabilities assumed at their acquisition-date fair values.  We use valuation techniques appropriate for the asset or liability being measured in determining these fair values.  Any excess of the purchase price over amounts allocated to assets acquired, including identified intangible assets and liabilities assumed is recorded as goodwill.  Where amounts allocated to assets acquired and liabilities assumed is greater than the purchase price, a bargain purchase gain is recognized.  Acquisition-related costs are expensed as incurred.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On November 10, 2016, we completed our acquisition of Community First Bancshares, Inc. of Harrison, Arkansas.  The acquisition of Community First added five branch locations in northern Arkansas. Results of operations of Community First were included in our financial results beginning November 11, 2016. On March 10, 2017, we completed our acquisition of Prairie State Bancshares, Inc. of Hoxie, Kansas.  The acquisition of Prairie added an additional three branch locations in western Kansas.  Results of operations of Prairie were included in our financial results beginning March 11, 2017.

Changes in interest rates earned on interest-earning assets or incurred on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic change in net interest income.  Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.  Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Kansas and Missouri, as well as developments affecting the commercial, consumer and real estate sectors within these markets.

Net Income

Three months ended March 31, 2017 compared with three months ended March 31, 2016:

Net income for the three months ended March 31, 2017 was $4.9 million as compared to net income of $3.4 million for the three months ended March 31, 2016.  Net income allocable to common stockholders also was $4.9 million for the three months ended March 31, 2017, compared to $3.4 million for the three months ended March 31, 2016, an increase of $1.4 million, or 41.4%.  On January 4, 2016, we redeemed the Series C preferred stock initially issued to the U.S. Treasury in 2011 as part of the Small Business Lending Fund.  The Series C preferred stock paid dividends at a rate of 1.0% on the $16.4 million outstanding.  Net income allocable to common stock holders for the first quarter of 2017 increased $1 thousand due to redemption of the preferred stock.  Also, during the three-month period ended March 31, 2017, increases in net interest income of $7.1 million and non-interest income of $641 thousand were partially offset by an increase in non-interest expense of $5.5 million when compared to the three-month period ended March 31, 2016.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended March 31, 2017 compared with three months ended March 31, 2016:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2017 and 2016.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$1,403,076	$19,400	5.61%	$944,366	$11,841	5.04%
Taxable securities	476,563	2,724	2.32%	376,406	2,209	2.36%
Nontaxable securities	103,904	785	3.06%	49,028	328	2.69%
Federal funds sold and other	52,634	306	2.36%	172,994	484	1.12%
Total interest-earning assets	2,036,177	$23,215	4.62%	1,542,794	$14,862	3.87%
Non-interest-earning assets:
Other real estate owned, net	8,491			5,799
Premises and equipment, net	51,487			39,016
Bank owned life insurance	48,179			32,642
Goodwill and core deposit intangible, net	65,185			19,664
Other non-interest-earning assets	26,734			17,740
Total assets	$2,236,253			$1,657,655
Interest-bearing liabilities:
Interest-bearing demand deposits	$475,697	$502	0.43%	$317,052	$204	0.26%
Savings and money market	405,482	440	0.44%	305,986	301	0.40%
Savings, NOW and money market	881,179	942	0.43%	623,038	505	0.33%
Certificates of deposit	576,928	1,634	1.15%	437,580	1,102	1.01%
Total interest-bearing deposits	1,458,107	2,576	0.72%	1,060,618	1,607	0.61%
FHLB term and line of credit advances	255,251	502	0.80%	248,952	332	0.54%
Bank stock loan	—	—	0.00%	613	—	0.09%
Subordinated borrowings	13,712	232	6.87%	9,278	153	6.65%
Other borrowings	20,111	12	0.25%	21,254	12	0.24%
Total interest-bearing liabilities	1,747,181	$3,322	0.77%	1,340,715	$2,104	0.63%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	215,142			154,120
Non-interest-bearing liabilities	9,194			8,891
Stockholders’ equity	264,736			153,929
Total liabilities and stockholders’ equity	$2,236,253			$1,657,655
Net interest income		$19,893			$12,758
Interest rate spread			3.85%			3.24%
Net interest margin(2)			3.96%			3.33%
Total cost of deposits, including non-interest bearing deposits	$1,673,249	$2,576	0.62%	$1,214,738	$1,607	0.53%
Average interest-earning assets to interest-bearing liabilities			116.54%			115.07%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended March 31, 2017 and 2016.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2017 and 2016

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$6,240	$1,319	$7,559
Taxable securities	574	(59)	515
Nontaxable securities	410	47	457
Federal funds sold and other	(480)	302	(178)
Total interest-earning assets	$6,744	$1,609	$8,353
Interest-bearing liabilities:
Savings, NOW and money market	$235	$202	$437
Certificates of deposit	382	150	532
Total interest-bearing deposits	617	352	969
FHLB term and line of credit advances	9	161	170
Bank stock loan	—	—	—
Subordinated borrowings	75	4	79
Other borrowings	(1)	1	—
Total interest-bearing liabilities	$700	$518	$1,218
Net Interest Income	$6,044	$1,091	$7,135

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

Net interest income before the provision for loan losses for the three months ended March 31, 2017 was $19.9 million compared with $12.8 million for the three months ended March 31, 2016, an increase of $7.1 million, or 55.9%. Interest income for the three months ended March 31, 2017 was $23.2 million, an increase of $8.4 million, or 56.2%, from $14.9 million for the three months ended March 31, 2016.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the three months ended March 31, 2017 was $3.3 million, an increase of $1.2 million, or 57.9%, from $2.1 million for the three months ended March 31, 2016.  The increase in interest expense was due to increases in average volume of interest-bearing liabilities and the average rate paid on interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $19.4 million for the three months ended March 31, 2017; an increase of $7.6 million, or 63.8%, compared with the three months ended March 31, 2016.  This increase was due to increases in average loans and average yield on the loan portfolio.  The increase in average loan volume was primarily from increases in average loan volume of $181.6 million in commercial real estate loans, $123.2 million in mortgage loans, $75.0 million in commercial and industrial loans, $55.3 million in agriculture loans and $23.6 million in consumer loans.  The average yield on loans was 5.61% for the three months ended March 31, 2017 and 5.04% for the three months ended March 31, 2016.  The average yield on loans excluding loan fees was 5.36% for the three months ended March 31, 2017 and 4.75% for the three months ended March 31, 2016.  The increase in yield excluding loan fees was primarily due to increases in average yields on mortgage loans, commercial loans, agriculture loans and consumer loans partially offset by a slight decrease in average yields on commercial real estate loans.  Purchase accounting amortization was $1.7 million higher for the three month period ended March 31, 2017, as compared to the three month period ended March 31, 2016, due mainly to loans acquired in the Community First and Prairie mergers.  Interest income on all securities was $3.5 million for the quarter ended March 31, 2017; an increase of $972 thousand when compared to the quarter ended March 31, 2016.  The increase was due to the increase in average total securities of $155.0 million and a five basis point decrease in the average yield on the securities portfolio.  The increase in the average volume of securities was largely due to the purchase of additional mortgage-backed securities and municipal securities.

Interest expense was $3.3 million for the three months ended March 31, 2017, an increase of $1.2 million over interest expense of $2.1 million for the three months ended March 31, 2016.  The change in interest expense was primarily due to an increase of $406.5 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $258.1 million for the three months ended March 31, 2017 when compared to the three months ended March 31, 2016, and the average rate on these interest-bearing deposits increased from 0.33% to 0.43% for the same periods.  The average balance increase in interest-bearing deposits is the result of the Community First and Prairie acquisitions, actively managing deposits as a funding vehicle and expansion of our customer base.  The increase in rate on interest-bearing deposits was the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $139.3 million for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, and the average rate increased from 1.01% to 1.15% for the same period.  The increase in interest expense on certificates of deposit was primarily due to the rising interest rate environment and public funds certificates of deposits.  In January 2016, we repaid our bank stock loan using $18.6 million of the proceeds from the 2015 IPO.  Total cost of funds increased fourteen basis points to 0.77% for the three months ended March 31, 2017 from 0.63% for the three months ended March 31, 2016.

Net interest margin was 3.96% for the three months ended March 31, 2017; an increase of 63 basis points when compared with net interest margin of 3.33% for the three months ended March 31, 2016.  The increase in our net interest margin for the three months ended March 31, 2017 is primarily due to the increase in overall yield on interest-earnings assets.  Also, during the first quarter of 2016, we utilized a “leverage” or “spread” opportunity.  The spread opportunity involved borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions.  Our net interest margin without the spread opportunity would have been approximately 3.63% for the three months ended March 31, 2016.  The spread opportunity was terminated at September 30, 2016 and would not have impacted the net interest margin reported for the three months ended March 31, 2017.  These changes resulted in an increase in net interest income of $7.1 million, an increase in average interest-earning assets of $493.4 million and an increase in net interest margin of 63 basis points when comparing the three-month periods ended March 31, 2017 and 2016.

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

Three months ended March 31, 2017 compared with three months ended March 31, 2016:  The provision for loan losses for the three months ended March 31, 2017 was $1.1 million compared with $723 thousand for the three months ended March 31, 2016.  Net charge-offs for the three months ended March 31, 2017 were $479 thousand compared to net charge-offs of $249 thousand for the three months ended March 31, 2016.  For the three months ended March 31, 2017, gross charge-offs were $687 thousand offset by gross recoveries of $208 thousand.  In comparison, gross charge-offs were $291 thousand for the three months ended March 31, 2016 offset by gross recoveries of $42 thousand.

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

Three months ended March 31, 2017 compared with three months ended March 31, 2016:  The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2017 and 2016:

Non-Interest Income

For the Three Months Ended March 31,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Service charges and fees	$1,152	$779	$373	47.9%
Debit card income	1,005	677	328	48.4%
Mortgage banking	485	242	243	100.4%
Increase in value of bank owned life insurance	355	251	104	41.4%
Investment referral income	100	123	(23)	-18.7%
Recovery on zero-basis purchased loans	52	27	25	92.6%
Other	177	179	(2)	-1.1%
Sub-Total	3,326	2,278	1,048	46.0%
Net gain from securities transactions	13	420	(407)	-96.9%
Total non-interest income	$3,339	$2,698	$641	23.8%

For the three months ended March 31, 2017, non-interest income totaled $3.3 million, an increase of $641 thousand, or 23.8%, compared with the three months ended March 31, 2016.  The increase was primarily due to increases in service charges and fees, debit card income, mortgage banking income, and an increase in value of bank owned life insurance.  Service charges and fees increased $373 thousand from $779 thousand at March 31, 2016 to $1.2 million at March 31, 2017, debit card income increased $328 thousand for the same period from $677 thousand at March 31, 2016 to $1.0 million at March 31, 2017, mortgage banking increased $243 thousand from $242 thousand at March 31, 2016 to $485 thousand at March 31, 2017, and the value of bank owned life insurance increased $104 thousand from $251 thousand at March 31, 2016 to $355 thousand at March 31, 2017.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  In addition, $353 thousand of the increase in service charges and fees and $288 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the Community First acquisition.  The acquisition of Prairie, in March 2017, contributed $11 thousand in service charges and fees and $17 thousand in debit card income.  The increase in mortgage banking income was associated with greater mortgage loan sales in the current quarter.

Non-Interest Expense

Three months ended March 31, 2017 compared with three months ended March 31, 2016:  For the three months ended March 31, 2017, non-interest expense totaled $15.2 million, an increase of $5.5 million, or 57.1%, compared with the three months ended March 31, 2016.  The overall increase was primarily due to an increase in salaries and employee benefits of $2.6 million, an increase in merger expense of $926 thousand, an increase in other expense of $515 thousand, an increase in net occupancy and equipment of $405 thousand, an increase in data processing of $323 thousand, an increase in advertising and business development of $300 thousand, an increase in other real estate owned of $139 thousand, an increase in telecommunications of $130 thousand, and an increase in amortization of core deposit intangibles of $122 thousand.  These first quarter 2017 increased expenses were partially offset by a decrease in FDIC insurance of $152 thousand.  Non-interest expense for the three-month period ended March 31, 2017 includes $1.8 million of incremental operating expenses attributable to the five branch locations acquired with the Community First acquisition and $112 thousand attributable to the three branch locations acquired with the March 2017 Prairie acquisition.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended March 31, 2017 and 2016.

Non-Interest Expense

For the Three Months Ended March 31,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Salaries and employee benefits	$7,806	$5,212	$2,594	49.8%
Net occupancy and equipment	1,499	1,094	405	37.0%
Data processing	1,161	838	323	38.5%
Professional fees	516	449	67	14.9%
Advertising and business development	518	218	300	137.6%
Telecommunications	361	231	130	56.3%
FDIC insurance	106	258	(152)	-58.9%
Free nationwide ATM cost	226	145	81	55.9%
Courier and postage	212	152	60	39.5%
Loan expense	177	92	85	92.4%
Amortization of core deposit intangible	209	87	122	140.2%
Other real estate owned	205	66	139	210.6%
Other	1,304	789	515	65.3%
Sub-Total	14,300	9,631	4,669	48.5%
Merger expenses	926	—	926	100.0%
Loss on debt extinguishment	—	58	(58)	-100.0%
Total non-interest expense	$15,226	$9,689	$5,537	57.1%

Salaries and employee benefits:  Salaries and benefits were $7.8 million for the three months ended March 31, 2017, as compared to $5.2 million for the three months ended March 31, 2016.  The increase in salaries and benefits of $2.6 million includes approximately $1.2 million directly allocable to the Community First acquisition and $65 thousand directly allocable to the March 2017 Prairie acquisition.  Included in salaries and employee benefits is stock based compensation expense of $112 thousand for the three months ended March 31, 2017 and $68 thousand in the comparable period of 2016.  The remaining $1.4 million increase in salaries and benefits reflect cost-of-living/merit raises and the addition of operations staff indirectly attributable to acquisitions.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $1.5 million for the three months ended March 31, 2017 and $1.1 million for the three months ended March 31, 2016.  The 2017 expenses include expenses for five branches that were part of the acquisition of Community First and three branches that were part of the March 2017 acquisition of Prairie.

Data processing:  Data processing expenses were $1.2 million and $838 thousand for the three month periods ended March 31, 2017 and 2016.  The increase of $323 thousand was principally due to increased debit card processing costs as usage has increased.

Advertising and business development:  Advertising and business development expenses were $518 thousand for the three month period ended March 31, 2017, compared to $218 thousand for the three month period ended March 31, 2016.  The $300 thousand increase was largely attributable to the increased coverage area related to the Community First acquisition.

Telecommunications:  Telecommunications expenses were $361 thousand and $231 thousand for the three month periods ended March 31, 2017 and 2016.  Approximately $69 thousand of the increase was due to the addition of five branch locations in Arkansas related to the Community First acquisition.

Other real estate owned:  Other real estate owned expenses, including provision for unrealized losses were $205 thousand for the three months ended March 31, 2017.  During the first quarter of 2017 there was a loss on the sale of other real estate owned of $28 thousand.  For the three months ended March 31, 2016, other real estate owned expenses, including provision for unrealized losses were $68 thousand.

Other:  Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $1.3 million for the three months ended March 31, 2017 and $789 thousand for the three months ended March 31, 2016.  The $515 thousand increase in other non-interest expenses includes incremental operating costs attributable to the acquired Community First.

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

Our efficiency ratio was 61.6% for the three months ended March 31, 2017, compared with 64.1% for the three months ended March 31, 2016.  The decrease was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amounts of tax-exempt investment income, non-taxable life insurance income, non-deductible expenses and available federal income tax credits.

Three months ended March 31, 2017 compared with three months ended March 31, 2016:  For the three months ended March 31, 2017, income tax expense was $2.0 million compared with $1.6 million for the three months ended March 31, 2016.  The effective tax rate for the quarter ended March 31, 2017, was 29.6% as compared to 31.8% for the comparable period ended March 31, 2016.  The lower effective tax rate in the first quarter of 2017 is principally attributable to $207 thousand of excess tax benefits associated with the exercise of stock options during the quarter.  In accordance with ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, excess tax benefits, which are generated when the tax-return deduction for a share-based payment award differs from the compensation cost recognized for financial reporting purposes, are recorded as income tax benefits in the income statement in the period in which they occur.  Prior to the adoption of ASU 2016-09, excess tax benefits associated with share-based awards were recognized in additional paid in capital, however there were no excess tax benefits recognized in the three months ended March 31, 2016.

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

Financial Condition

Our total assets increased $207.1 million, or 9.4%, from $2.19 billion at December 31, 2016, to $2.40 billion at March 31, 2017. The increase in total assets was primarily from increases of $53.5 million in held-to-maturity securities and $134.4 million in net loans held for investment.  Our total liabilities increased $185.8 million, or 9.6%, from $1.93 billion at December 31, 2016 to $2.12 billion at March 31, 2017.  The increase in total liabilities was primarily from increases in total deposits of $190.6 million partially offset by a $2.9 million decrease in federal funds purchased and retail repurchase agreements and a $2.5 million decrease in FHLB advances.  Our total stockholders’ equity increased $21.2 million, or 8.2%, from $258.0 million at December 31, 2016 to $279.2 million at March 31, 2017.  The increase in total stockholders’ equity was primarily from an increase in additional paid-in capital of $16.1 million, largely related to the Prairie acquisition, and an increase in retained earnings of $4.9 million.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At March 31, 2017, our gross loans held for portfolio totaled $1.52 billion, an increase of $135.0 million, or 9.8%, compared with December 31, 2016.  The overall increase in loan volume consisted of $78.3 million from agricultural; $23.3 million from agricultural real estate; $18.2 million from commercial and industrial; $12.5 million from real estate construction; $10.4 million from commercial real estate; and $1.2 million from consumer, but were partially offset by a decrease of $8.8 million from residential real estate.  We also had loans classified as held for sale totaling $4.0 million at March 31, 2017 and $4.8 million at December 31, 2016.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita and Kansas City Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas and Missouri.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas and Missouri.  As of March 31, 2017, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At March 31, 2017, total loans were 83.4% of deposits and 63.3% of total assets.  At December 31, 2016, total loans were 84.9% of deposits and 63.1% of total assets.

The organic, or non-acquired, changes in our loan portfolio are attributable to our ability to attract new customers from other financial institutions and overall growth in our markets.  Several new lenders have been hired in our markets, and we believe these lenders have been successful in transitioning their former clients and attracting new clients.  Lending activities originate from the efforts of our lenders, with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies located in the Wichita and Kansas City MSAs, as well as community markets in Arkansas, Kansas and Missouri.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	March 31, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$366,648	24.1%	$348,465	25.2%
Real estate loans:
Commercial real estate	489,171	32.2%	478,815	34.6%
Real estate construction	126,770	8.3%	114,293	8.3%
Residential real estate	329,549	21.7%	338,387	24.4%
Agricultural real estate	61,644	4.1%	38,331	2.8%
Total real estate loans	1,007,134	66.3%	1,318,291	70.1%
Consumer	42,067	2.8%	40,902	2.9%
Agricultural	102,727	6.8%	24,412	1.8%
Total loans held for investment	$1,518,576	100.0%	$1,383,605	100.0%
Total loans held for sale	$4,021	100.0%	$4,830	100.0%
Total loans (net of allowances)	$1,511,528	100.0%	$1,377,173	100.0%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, provide working capital, or meet other financing needs of the business.  Our commercial and industrial portfolio totaled $366.6 million at March 31, 2017, an increase of $18.2 million, or 5.2%, compared to December 31, 2016.  Of this growth, $12.2 million, or 67.2%, was a result of loans acquired through Prairie.  The remainder was a combination of loan originations within our target markets and changes in the balances of revolving lines of credit, partially offset by reductions of broadly syndicated national credit originations.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Our commercial real estate loans were

$489.2 million at March 31, 2017, an increase of $10.4 million, or 2.2%, compared to December 31, 2016. Of this growth, $9.4 million, or 90.4%, was a result of loans acquired through Prairie.

Real estate construction:  Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer.  Our real estate construction portfolio totaled $126.8 million at March 31, 2017, an increase of $12.5 million, or 10.9%, compared to December 31, 2016.

Residential real estate:  Residential real estate loans include loans secured by primary or secondary personal residences.  Our residential real estate portfolio totaled $329.5 million at March 31, 2017, a decrease of $8.8 million, or 2.6%, compared to December 31, 2016.  Our purchased residential real estate loans totaled $87.3 million at March 31, 2017, a decrease of $3.4 million compared to December 31, 2016, or 38.6% of the overall decrease in residential real estate loans.  The balance of the decrease is mostly attributable to net payment activity in existing residential real estate loans.

Agricultural real estate, Agricultural, Consumer and other:  Agricultural real estate loans are loans related to farmland. Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  Consumer loans are generally secured by consumer assets, but may be unsecured.  Combined these three loan pools increased $102.8 million, or 99.2%, from $103.6 million at December 31, 2016 to $206.4 million at March 31, 2017.  The increase in these loan pools was due to the addition of $108.3 million from the Prairie acquisition, partially offset by normal payment activity.  These three loan pools represent 13.7% of our overall loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2017 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2017
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$118,534	$160,792	$87,322	$366,648
Real Estate:
Commercial real estate	90,547	259,347	139,277	489,171
Real estate construction	50,120	56,020	20,630	126,770
Residential real estate	12,353	13,464	303,732	329,549
Agricultural real estate	15,192	29,169	17,283	61,644
Total real estate	168,212	358,000	480,922	1,007,134
Consumer	7,294	28,361	6,412	42,067
Agricultural	79,109	18,729	4,889	102,727
Total	$373,149	$565,882	$579,545	$1,518,576
Loans with a predetermined fixed interest rate	216,779	351,628	183,099	751,506
Loans with an adjustable/floating interest rate	156,370	214,254	396,446	767,070
Total	$373,149	$565,882	$579,545	$1,518,576

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2016 are summarized in the following table:

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

The risk category of loans by class of loans is as follows as of March 31, 2017:

Risk Category of Loans by Class

	As of March 31, 2017
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$350,464	$16,184	$366,648
Real estate:
Commercial real estate	473,771	15,400	489,171
Real estate construction	124,595	2,175	126,770
Residential real estate	325,534	4,015	329,549
Agricultural real estate	57,613	4,031	61,644
Total real estate	981,513	25,621	1,007,134
Consumer	41,618	449	42,067
Agricultural	97,882	4,845	102,727
Total	$1,471,477	$47,099	$1,518,576

The risk category of loans by class of loans is as follows as of December 31, 2016:

Risk Category of Loans by Class

	As of December 31, 2016
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$341,307	$7,158	$348,465
Real estate:
Commercial real estate	464,095	14,720	478,815
Real estate construction	111,975	2,318	114,293
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Total real estate	945,558	24,268	969,826
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	$1,383,605

At March 31, 2017, loans considered unclassified credits decreased to 96.9% of total loans, down from 97.7% of total loans at December 31, 2016.  Classified loans were $47.1 million at March 31, 2017, an increase of $14.9 million, or 46.2%, from $32.2 million at December 31, 2016. Of this increase, $8.9 million was directly attributable to loans acquired with the Prairie merger.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$28,156	$22,693
Accruing loans 90 or more days past due	—	—
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	8,202	8,656
Total nonperforming assets	$36,358	$31,349
Ratios:
Nonperforming assets to total assets	1.52%	1.43%
Nonperforming assets to total loans plus OREO	2.38%	2.25%

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

We had $28.2 million in nonperforming loans at March 31, 2017, compared with $22.7 million at December 31, 2016.  The nonperforming loans at March 31, 2017 consisted of 214 separate credits and 154 separate borrowers.  We had six non-performing loan relationships with an outstanding balance in excess of $1.0 million as of March 31, 2017.  There were $8.7 million non-performing loans that were directly related to the Prairie acquisition.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At March 31, 2017, the Company had $18.9 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $9.5 million at December 31, 2016.  Of this $9.4 million increase, loans related to the Prairie merger accounted for $1.6 million.  The balance is primarily due to one loan that, while not having indication of financial deterioration, was placed on the watch list due to potential legal issues associated with the borrower.

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

The Company also monitors the aging of loans less than 90 days past due as reported in “NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.  There were $3.6 million loans 30-59 days past due and $7.4 million loans 60-89 days past due at March 31, 2017, compared to $4.1 million loans 30-59 days past due and $1.7 million loans 60-89 days past due at December 31, 2016.  The increase in loans 60-89 days past due is primarily due to the delinquency of one borrower not related to the Prairie merger.

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

Recorded Investment in Purchased Credit Impaired Loans

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
Contractually required payments	$38,006	$27,413
Discount	(11,296)	(8,914)
Recorded investment	$26,710	$18,499

Analysis of allowance for loan losses:  At March 31, 2017, the allowance for loan losses totaled $7.0 million, or 0.46% of total loans.  At December 31, 2016, the allowance for loan losses aggregated $6.4 million, or 0.46% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $6.4 million, or 0.43%, of the $1.48 billion in loans collectively evaluated for impairment at March 31, 2017, compared to an allowance for loan losses of $5.8 million, or 0.43% of the $1.36 billion in loans collectively evaluated for impairment at December 31, 2016.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans increased to 0.14% for the three months ended March 31 2017, as compared to 0.11% for the three months ended March 31, 2016.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses

	As of and for the Three Months Ended March 31,
	2017	2016
	(Dollars in thousands)
Average loans outstanding	$1,403,076	$944,366
Gross loans outstanding at end of period(1)	$1,518,576	$938,055
Allowance for loan losses at beginning of the period	$6,432	$5,506
Provision for loan losses	1,095	723
Charge-offs:
Commercial and industrial	(13)	(55)
Real estate:
Commercial real estate	(28)	(29)
Real estate construction	(103)	(6)
Residential real estate	(144)	(47)
Agricultural real estate	—	(23)
Consumer	(359)	(128)
Agricultural	(40)	(3)
Total charge-offs	(687)	(291)
Recoveries:
Commercial and industrial	3	7
Real estate:
Commercial real estate	20	—
Real estate construction	1	2
Residential real estate	52	9
Agricultural real estate	—	—
Consumer	132	23
Agricultural	—	1
Total recoveries	208	42
Net recoveries (charge-offs)	(479)	(249)
Allowance for loan losses at end of the Period	$7,048	$5,980
Ratio of allowance to period-ended loans	0.46%	0.64%
Annualized ratio of net charge-offs (recoveries) to average loans	0.14%	0.11%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	March 31, 2017		December 31, 2016
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$2,059	29.2%	$1,881	29.3%
Real estate:
Commercial real estate	1,882	26.7%	1,808	28.1%
Real estate construction	710	10.1%	612	9.5%
Residential real estate	1,875	26.6%	1,765	27.5%
Agricultural real estate	66	0.9%	35	0.5%
Consumer	391	5.5%	266	4.1%
Agricultural	65	0.9%	65	1.0%
Total allowance for loan losses	$7,048	100.0%	$6,432	100.0%

Management believes that the allowance for loan losses at March 31, 2017 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2017.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At March 31, 2017, the carrying amount of investment securities totaled $622.4 million, an increase of $61.0 million, or 10.9%, compared with December 31, 2016.  At March 31, 2017, securities represented 25.9% of total assets compared with 25.6% at December 31, 2016.

At the date of purchase, debt and equity securities are classified into one of two categories, held-to-maturity or available-for-sale.  We do not purchase securities for trading purposes.  At each reporting date, the appropriateness of the classification is reassessed.  Investments in debt securities are classified as held-to-maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts, in the financial statements only if management has the positive intent and ability to hold those securities to maturity.  Debt securities not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized.  Interest earned on securities is included in total interest and dividend income.  Also included in total interest and dividend income are dividends received on stock investments in the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka.  These stock investments are stated at cost.

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$4,776	$4,826	$4,766	$4,782
Residential mortgage-backed securities (issued by government-sponsored entities)	95,523	94,095	88,257	86,703
Corporate	3,000	3,077	3,000	3,039
Small Business Administration loan pools	183	193	210	223
State and political subdivisions	497	501	499	499
Equity securities	500	486	500	486
Total available-for-sale securities	$104,479	$103,178	$97,232	$95,732

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	March 31, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$998	$971	$998	$965
Residential mortgage-backed securities (issued by government-sponsored entities)	367,545	364,177	338,749	334,733
Corporate	22,989	23,146	12,988	13,099
Small Business Administration loan pools	2,230	2,222	2,398	2,382
State and political subdivisions	125,477	125,078	110,576	109,977
Total held-to-maturity securities	$519,239	$515,594	$465,709	$461,156

At March 31, 2017 and December 31, 2016, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2017 and December 31, 2016.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	March 31, 2017
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$—	—%	$—	—%	$4,826	2.65%	$—	—%	$4,826	2.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	3,567	1.83%	242	2.38%	90,286	2.77%	94,095	2.73%
Corporate	—	—%	—	—%	3,077	2.13%	—	—%	3,077	2.13%
Small Business Administration loan pools	—	—%	—	—%	—	—%	193	5.21%	193	5.21%
State and political subdivisions(1)	—	—%	501	1.50%	—	—%	—	—%	501	1.50%
Total available-for-sale securities	$—	—	$4,068	1.79%	$8,145	2.45%	$90,479	2.77	$102,692	2.71%
Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,172	2.47%	10,195	2.75%	353,178	2.80%	367,545	2.79%
Corporate	—	—%	5,287	2.74%	17,702	4.53%	—	—%	22,989	4.12%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,230	2.61%	2,230	2.61%
State and political subdivisions(1)	2,817	2.45%	16,829	2.85%	29,835	3.10%	75,996	3.24%	125,477	3.13%
Total held-to-maturity securities	$2,817	2.45%	$27,286	2.73%	$57,732	3.47%	$431,404	2.88%	$519,239	2.93%
Total debt securities	$2,817	2.45%	$31,354	2.61%	$65,877	3.35%	$521,883	2.86%	$621,931	2.90%

(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2016
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government- sponsored entities	$—	—%	$—	—%	$4,782	2.48%	$—	—%	$4,782	2.48%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	3,601	1.87%	270	2.38%	82,832	2.66%	86,703	2.63%
Corporate	—	—%	—	—%	3,039	1.96%	—	—%	3,039	1.96%
Small Business Administration loan pools	—	—%	—	—%	—	—%	223	5.21%	223	5.21%
State and political subdivisions(1)	—	—%	499	1.50%	—	—%	—	—%	499	1.50%
Total available-for-sale securities	$—	—%	$4,100	1.83%	$8,091	2.29%	$83,055	2.67%	$95,246	2.60%
Held-to-maturity securities:
U.S. government- sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	4,190	2.50%	8,751	2.75%	325,808	2.75%	338,749	2.74%
Corporate	—	—%	5,304	2.74%	—	—%	7,684	2.64%	12,988	2.68%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,398	2.61%	2,398	2.61%
State and political subdivisions(1)	2,812	2.49%	15,122	2.86%	30,942	3.06%	61,700	3.28%	110,576	3.14%
Total held-to-maturity securities	$2,812	2.49%	$25,614	2.73%	$39,693	2.99%	$397,590	2.83%	$465,709	2.83%
Total debt securities	$2,812	2.49%	$29,714	2.60%	$47,784	2.87%	$480,645	2.80%	$560,955	2.79%

(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At March 31, 2017 and December 31, 2016, 96.1% and 96.0% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.4 years and 5.4 years and a modified duration of 4.8 years and 4.8 years.

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

The following table shows our composition of deposits at March 31, 2017 and December 31, 2016:

Composition of Deposits

	March 31, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$275,519	15.1%	$207,668	12.8%
Interest-bearing demand	456,118	25.1%	492,583	30.2%
Savings and money market	467,629	25.7%	377,042	23.1%
Time	621,824	34.1%	553,158	33.9%
Total deposits	$1,821,090	100.0%	$1,630,451	100.0%

Total deposits at March 31, 2017 were $1.82 billion, an increase of $190.6 million, or 11.7%, compared to total deposits of $1.63 billion at December 31, 2016.  The increase in total deposits is primarily due to increases in non-interest-bearing demand deposits of $67.9 million, or 32.7%, savings and money market deposits of $90.6 million, or 24.0%, and time deposits of $68.7 million, or 12.4%, partially offset by decreases in interest-bearing deposits of $36.5 million, or 7.4%.  The Prairie acquisition added $30.8 million in non-interest bearing deposits, $49.3 million in savings deposits, and $45.3 million in time deposits.  The remaining increase in non-interest-bearing demand deposits is primarily from an increase in small business checking and public fund customer balances.  The decrease in interest-bearing demand accounts is largely due to the decrease in public fund balances related to distribution of tax monies at the local level.  The remaining increase in savings and money market deposits is mainly a result of ongoing business development efforts.  The remaining increase in time deposits is primarily the result of growth in public funds customer balances.

Included in the savings and money market deposits are brokered deposit balances of $2.9 million as of March 31, 2017 and $2.7 million as of December 31, 2016.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of March 31, 2017 were $3.9 million and $5.4 million at December 31, 2016.  These balances were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100 or more as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(Dollars in thousands)
3 months or less	$56,920	$52,799
Over 3 through 6 months	50,482	41,555
Over 6 through 12 months	109,878	96,606
Over 12 months	161,139	138,860
Total Time Deposits	$378,419	$329,820

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements:  We have available federal funds lines of credit with our correspondent banks. As of March 31, 2017 and December 31, 2016, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction. We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day.  Retail repurchase agreements are secured by investment securities held by us totaling $22.4 million at March 31, 2017 and $23.4 million at December 31, 2016.  The agreements are on a day-to-day basis and can be terminated on demand.  At March 31, 2017 and December 31, 2016, we had retail repurchase agreements with banking customers of $17.7 million and $20.6 million.

FHLB advances:  FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  At March 31, 2017 and December 31, 2016 we had no term advances with the FHLB.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  Our FHLB borrowings were collateralized by certain qualifying loans totaling $442.0 million at March 31, 2017.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $184.6 million at March 31, 2017.

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

On January 28, 2016, we entered into a new agreement with the same lender that provides for a maximum borrowing facility of $20.0 million, secured by our stock in Equity Bank.  At December 31, 2016, there was no outstanding balance on this loan.  The borrowing facility matured on January 26, 2017, and was subsequently extended, at which time we entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30.0 million, secured by our stock in Equity Bank.  At March 31, 2017, there was no outstanding balance on this loan.  The borrowing facility will mature on March 12, 2018.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  We are also required to pay an unused commitment fee in an amount equal to twenty basis points per annum on the unused portion of the maximum borrowing facility.  We can use the proceeds from the borrowing facility to fund future acquisitions and for general corporate purposes approved by the lender.

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

In conjunction with the 2016 acquisition of Community First Bancshares, Inc., we assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary that is controlled by us, Community First (AR) Statutory Trust I, (“CFSTI”).  The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% on the stated liquidation amount of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032, or upon earlier redemption.

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $13.8 million at March 31, 2017 and $13.7 million at December 31, 2016.

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

During the three-month periods ended March 31, 2017 and March 31, 2016 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Year to date average loans were $1.40 billion as of March 31, 2017, an increase of 38.9% over year to date average loans as of December 31, 2016.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 6.2 years and a modified duration of 5.3 years at March 31, 2017.

Cash and cash equivalents were $35.3 million at March 31, 2017, an increase of $226 thousand from the $35.1 million cash and cash equivalents at December 31, 2016.  The net cash provided by operating activities of $9.7 million and net cash provided by financing activities of $60.6 million were offset by net cash used in investing activities of $70.1 million, resulting in a net change of cash and cash equivalents of $226 thousand.  Cash and cash equivalents at January 1, 2017 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and increase in deposits during the first three months of 2017 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of March 31, 2017 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions Commitments

As of March 31, 2017

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$6,936	$1,319	$25	$—	$8,280
Commitments to extend credit	130,041	27,037	13,004	46,001	216,083
Total	$136,977	$28,356	$13,029	$46,001	$224,363

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2017 and December 31, 2016, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2017, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $279.2 million at March 31, 2017, an increase of $21.2 million, or 8.2%, compared with December 31, 2016. The increase was principally attributable to common stock of $14.9 million, net of issuance expenses, issued as part of the merger with Prairie State Bancshares, Inc., retained earnings of $4.9 million for the three months ended March 31, 2017, common stock issued upon the exercise of stock options of $692 thousand, stock based compensation of $494 thousand, and a change in accumulated other comprehensive income of $207 thousand.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations. These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019. Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers. The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of March 31, 2017, to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

As of March 31, 2017

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio			Amount	Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$235,240	13.93%	$156,251	9.25%	$177,366	10.50%	$ N/A	N/A
Tier 1 capital (to risk weighted assets)	228,192	13.51%	122,467	7.25%	143,582	8.50%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	214,438	12.69%	97,129	5.75%	118,244	7.00%	N/A	N/A
Tier 1 leverage capital (to average assets)	228,192	10.52%	86,778	4.00%	86,778	4.00%	N/A	N/A
The Bank(2)
Total capital (to risk weighted assets)	$221,668	13.12%	$156,257	9.25%	$177,373	10.50%	$168,927	10.00%
Tier 1 capital (to risk weighted assets)	214,620	12.70%	122,472	7.25%	143,588	8.50%	135,141	8.00%
Common equity tier 1 capital (to risk weighted assets)	214,620	12.70%	97,133	5.75%	118,249	7.00%	109,802	6.50%
Tier 1 leverage capital (to average assets)	214,620	9.90%	86,717	4.00%	86,717	4.00%	108,396	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC may require Equity Bank to maintain capital ratios above the required minimums

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

Tangible Book Value Per Common Share and Tangible Book Value Per Diluted Common Share: Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization and other intangibles, net of amortization; (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding; and tangible book value per diluted common share as tangible common equity (as described in clause (a)) divided by diluted shares of common stock outstanding. For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and tangible book value per diluted common share and compares these values with book value per common share:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$279,206	$257,964	$161,248	$158,188	$155,092
Less: preferred stock	—	—	—	—	—
Less: goodwill	64,521	58,874	18,130	18,130	18,130
Less: core deposit intangibles, net	5,954	4,715	1,289	1,376	1,462
Less: mortgage servicing asset, net	22	23	25	26	28
Less: naming rights, net	1,293	—	—	—	—
Tangible common equity	$207,416	$194,352	$141,804	$138,656	$135,472
Common shares outstanding at period end	12,202,237	11,680,308	8,219,415	8,219,415	8,211,727
Diluted common shares outstanding at period end	12,450,315	11,873,480	8,365,283	8,334,445	8,317,882
Book value per common share	$22.88	$22.09	$19.62	$19.25	$18.89
Tangible book value per common share	$17.00	$16.64	$17.25	$16.87	$16.50
Tangible book value per diluted common share	$16.66	$16.37	$16.95	$16.64	$16.29

Tangible Common Equity to Tangible Assets: Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization and other intangibles, net of amortization; (b) tangible assets as total assets less goodwill, core deposit intangibles, net of accumulated amortization and other intangibles, net of amortization; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)). For tangible common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands)
Total stockholders’ equity	$279,206	$257,964	$161,248	$158,188	$155,092
Less: preferred stock	—	—	—	—	—
Less: goodwill	64,521	58,874	18,130	18,130	18,130
Less: core deposit intangibles, net	5,954	4,715	1,289	1,376	1,462
Less: mortgage servicing asset, net	22	23	25	26	28
Less: naming rights, net	1,293	—	—	—	—
Tangible common equity	$207,416	$194,352	$141,804	$138,656	$135,472
Total assets	$2,399,256	$2,192,192	$1,557,082	$1,544,857	$1,528,729
Less: goodwill	64,521	58,874	18,130	18,130	18,130
Less: core deposit intangibles, net	5,954	4,715	1,289	1,376	1,462
Less: mortgage servicing asset	22	23	25	26	28
Less: naming rights	1,293	—	—	—	—
Tangible assets	$2,327,466	$2,128,580	$1,537,638	$1,525,325	$1,509,109
Equity to assets	11.64%	11.77%	10.36%	10.24%	10.15%
Tangible common equity to tangible assets	8.91%	9.13%	9.22%	9.09%	8.98%

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average goodwill, core deposit intangibles, net of accumulated amortization, mortgage servicing asset, net of amortization, naming rights, net of amortization, and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus intangible asset amortization less tax effect on intangible assets amortization; and (c) return on average tangible common equity as annualized adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Management believes that this measure is important to many investors in the marketplace who are interested in earnings quality on tangible common equity. Goodwill and other intangible assets have the effect of increasing total stockholders’ equity while not increasing tangible common equity.

The following table reconciles, as of the dates set forth below, return on average stockholders equity and return on average tangible common equity:

	As of and for the three months ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands)
Total average stockholders’ equity	$264,736	$204,773	$159,887	$156,403	$153,929
Less: average intangible assets and preferred stock	65,185	44,144	23,116	21,309	20,616
Average tangible common equity	$199,551	$160,629	$136,771	$135,094	$133,313
Net income allocable to common stockholders	$4,864	$417	$2,671	$2,846	$3,439
Amortization of intangible assets	218	155	88	88	88
Less: tax effect of intangible assets amortization	76	54	31	31	31
Adjusted net income allocable to common stockholders	$5,006	$518	$2,728	$2,903	$3,496
Return on total average stockholders’ equity (ROAE) annualized	7.45%	0.81%	6.65%	7.32%	8.99%
Return on average tangible common equity (ROATCE) annualized	10.17%	1.28%	7.94%	8.64%	10.55%

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

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses, loss on debt extinguishment and net gain from securities transactions.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio:

	Three months ended
	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
	(Dollars in thousands)
Non-interest expense	$15,226	$16,711	$10,734	$9,941	$9,689
Less: Merger expenses	926	5,057	237	—	—
Less: Loss on debt extinguishment	—	—	—	—	58
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$14,300	$11,654	$10,497	$9,941	$9,631
Net interest income	$19,893	$15,663	$11,982	$12,194	$12,758
Non-interest income	$3,339	$2,789	$2,527	$2,452	$2,698
Less: net gain from securities transactions	13	—	—	59	420
Non-interest income, excluding net gain from securities transactions	$3,326	$2,789	$2,527	$2,393	$2,278
Net interest income plus non-interest income, excluding net gain from securities transactions	$23,219	$18,452	$14,509	$14,587	$15,036
Non-interest expense to net interest income plus non-interest income	65.54%	90.56%	73.98%	67.88%	62.69%
Efficiency Ratio	61.59%	63.16%	72.35%	68.15%	64.05%

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

The change in the impact of net interest income from the base case for March 31, 2017 and December 31, 2016, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment. The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates. These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing. Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates. The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid. Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for March 31, 2017 and December 31, 2016 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities. However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario. Substantially all investments and approximately 49.9% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2017	December 31, 2016
+300 basis points	(9.2)%	(11.2)%
+200 basis points	(5.5)%	(6.9)%
+100 basis points	(2.5)%	(3.2)%
0 basis points	—	—
-100 basis points	(1.0)%	(0.6)%

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2017	December 31, 2016
+300 basis points	(22.4)%	(22.4)%
+200 basis points	(14.0)%	(12.9)%
+100 basis points	(6.0)%	(3.8)%
0 basis points	—	—
-100 basis points	(0.6)%	2.7%

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

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2017.

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

Equity Bancshares, Inc.

May 10, 2017	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

May 10, 2017	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer

EQUITY BANCSHARES, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
10.1*	Amended and Restated Employment Agreement between Julie Huber and Equity Bancshares, Inc., dated as of December 15, 2014.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.