Form 10-Q
period 2017-06-30
EQUITY BANCSHARES INC
filed 2017-08-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

                                                         Large accelerated filer   ☐                                             Accelerated filer    ☒

                                                         Non-accelerated filer (Do not check is a smaller reporting company)         ☐

                                                                                                                            Smaller reporting company        ☐

                                                                                                                            Emerging growth company        ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 4, 2017
Class A Common Stock, par value $0.01 per share	12,019,806
Class B Non-Voting Common Stock, par value $0.01 per share	186,513

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and December 31, 2016

(Dollar amounts in thousands)

	(Unaudited) June 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$24,193	$34,137
Federal funds sold	19	958
Cash and cash equivalents	24,212	35,095
Interest-bearing time deposits in other banks	4,241	3,750
Available-for-sale securities	92,435	95,732
Held-to-maturity securities, fair value of $531,296 and $461,156	532,159	465,709
Loans held for sale	3,463	4,830
Loans, net of allowance for loan losses of $7,568 and $6,432	1,521,828	1,377,173
Other real estate owned, net	11,714	8,656
Premises and equipment, net	54,693	50,515
Bank owned life insurance	48,765	48,055
Federal Reserve Bank and Federal Home Loan Bank stock	19,795	16,652
Interest receivable	9,062	6,991
Goodwill	64,587	58,874
Core deposit intangible, net	5,719	4,715
Other	15,951	15,445
Total assets	$2,408,624	$2,192,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$262,508	$207,668
Total non-interest-bearing deposits	262,508	207,668
Savings, NOW, and money market	901,396	869,625
Time	655,773	553,158
Total interest-bearing deposits	1,557,169	1,422,783
Total deposits	1,819,677	1,630,451
Federal funds purchased and retail repurchase agreements	21,069	20,637
Federal Home Loan Bank advances	257,408	259,588
Subordinated debentures	13,825	13,684
Contractual obligations	2,211	2,504
Interest payable and other liabilities	8,376	7,364
Total liabilities	2,122,566	1,934,228
Commitments and contingent liabilities, see Notes 10 and 11
Stockholders’ equity, see Note 6
Common stock	137	132
Additional paid-in capital	252,469	236,103
Retained earnings	55,546	44,328
Accumulated other comprehensive loss	(2,269)	(2,702)
Employee stock loans	(170)	(242)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	286,058	257,964
Total liabilities and stockholders’ equity	$2,408,624	$2,192,192

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$20,662	$11,551	$40,062	$23,392
Securities, taxable	3,224	1,987	5,948	4,196
Securities, nontaxable	862	332	1,647	660
Federal funds sold and other	334	510	640	994
Total interest and dividend income	25,082	14,380	48,297	29,242
Interest expense
Deposits	2,894	1,670	5,470	3,277
Federal funds purchased and retail repurchase agreements	13	14	25	26
Federal Home Loan Bank advances	734	345	1,236	677
Subordinated debentures	242	157	474	310
Total interest expense	3,883	2,186	7,205	4,290
Net interest income	21,199	12,194	41,092	24,952
Provision for loan losses	628	532	1,723	1,255
Net interest income after provision for loan losses	20,571	11,662	39,369	23,697
Non-interest income
Service charges and fees	1,224	807	2,376	1,586
Debit card income	1,205	728	2,210	1,405
Mortgage banking	540	335	1,025	577
Increase in value of bank owned life insurance	354	246	709	497
Net gain from securities transactions	83	59	96	479
Other	556	277	885	606
Total non-interest income	3,962	2,452	7,301	5,150
Non-interest expense
Salaries and employee benefits	8,236	5,246	16,042	10,458
Net occupancy and equipment	1,519	1,068	3,018	2,162
Data processing	1,191	869	2,352	1,707
Professional fees	462	568	978	1,017
Advertising and business development	624	330	1,142	548
Telecommunications	330	287	691	518
FDIC insurance	219	255	325	513
Courier and postage	236	158	462	303
Free nationwide ATM cost	233	163	445	315
Amortization of core deposit intangible	235	86	444	173
Loan expense	282	168	459	260
Other real estate owned	70	(58)	275	8
Loss on debt extinguishment	—	—	—	58
Merger expenses	136	—	1,062	—
Other	1,358	801	2,662	1,590
Total non-interest expense	15,131	9,941	30,357	19,630
Income before income taxes	9,402	4,173	16,313	9,217
Provision for income taxes	3,048	1,327	5,095	2,931
Net income	6,354	2,846	11,218	6,286
Dividends and discount accretion on preferred stock	—	—	—	(1)
Net income allocable to common stockholders	$6,354	$2,846	$11,218	$6,285
Basic earnings per share	$0.52	$0.35	$0.93	$0.77
Diluted earnings per share	$0.51	$0.34	$0.91	$0.75

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months ended June 30, 2017 and 2016

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$6,354	$2,846	$11,218	$6,286
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	321	425	533	1,633
Amortization of unrealized losses on held-to-maturity securities	127	152	264	292
Reclassification adjustment for net gains included in net income	(83)	(473)	(96)	(893)
Total other comprehensive income (loss)	365	104	701	1,032
Tax effect	(139)	(42)	(268)	(393)
Other comprehensive income (loss), net of tax	226	62	433	639
Comprehensive income	$6,580	$2,908	$11,651	$6,925

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2017 and 2016

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock		Additional		Accumulated Other	Employee		Total
	Series C	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2016	$16,372	8,211,727	$97	$138,077	$34,955	$(2,371)	$(242)	$(19,655)	$167,233
Net income	—	—	—	—	6,286	—	—	—	6,286
Other comprehensive income, net of tax effects	—	—	—	—	—	639	—	—	639
Retirement of preferred stock	(16,372)	—	—	—	—	—	—	—	(16,372)
Stock based compensation	—	—	—	282	—	—	—	—	282
Common stock issued upon exercise of stock options	—	7,688	—	121	—	—	—	—	121
Cash dividends declared and accrued on preferred stock	—	—	—	—	(1)	—	—	—	(1)
Balance at June 30, 2016	$—	8,219,415	$97	$138,480	$41,240	$(1,732)	$(242)	$(19,655)	$158,188

Balance at January 1, 2017	$—	11,680,308	$132	$236,103	$44,328	$(2,702)	$(242)	$(19,655)	$257,964
Net income	—	—	—	—	11,218	—	—	—	11,218
Other comprehensive income, net of tax effects	—	—	—	—	—	433	—	—	433
Stock based compensation	—	3,712	—	732	—	—	—	—	732
Common stock issued upon exercise of stock options	—	42,834	—	726	—	—	—	—	726
Repayments on employee stock loans	—	—	—	—	—	—	72	—	72
Issuance of common stock in connection with the acquisition of Prairie State Bancshares, net of issuance expenses of $329	—	479,465	5	14,908	—	—	—	—	14,913
Balance at June 30, 2017	$—	12,206,319	$137	$252,469	$55,546	$(2,269)	$(170)	$(19,655)	$286,058

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	(Unaudited) June 30,
	2017	2016
Cash flows from operating activities
Net income	$11,218	$6,286
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	732	282
Depreciation	1,197	841
Provision for loan losses	1,723	1,255
Net (accretion) amortization of purchase valuation adjustments	(2,749)	192
Amortization of premiums and discounts on securities	1,225	1,265
Amortization of intangibles	447	176
Deferred income taxes	(53)	(34)
FHLB stock dividends	(380)	(327)
Loss (gain) on sales and valuation adjustments on other real estate owned	(14)	(142)
Net loss (gain) on securities transactions	(96)	(479)
Loss (gain) on disposal of premise and equipment	(10)	(39)
Loss (gain) on sales of loans	(856)	(496)
Originations of loans held for sale	(35,180)	(21,987)
Proceeds from the sale of loans held for sale	37,402	21,985
Increase in the value of bank owned life insurance	(710)	(497)
Change in fair value of derivatives recognized in earnings	(1)	4
Net change in:
Interest receivable	257	217
Other assets	(716)	(314)
Interest payable and other liabilities	604	(918)
Net cash provided by (used in) operating activities	14,040	7,270
Cash flows to investing activities
Purchases of available-for-sale securities	(13,660)	(25,576)
Purchases of held-to-maturity securities	(89,853)	(25,811)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	17,452	82,774
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	26,877	19,677
Net change in interest-bearing time deposits in other banks	(491)	—
Net change in loans	(17,212)	(21,038)
Purchase of premises and equipment	(2,955)	(863)
Proceeds from sale of premise and equipment	13	175
Net redemption (purchase) of FHLB and FRB stock	(2,565)	465
Proceeds from sale of other real estate owned	932	2,391
Purchase of Prairie, net of cash acquired	(6,005)	—
Net cash provided by (used in) investing activities	(87,467)	32,194
Cash flows (to) from financing activities
Net increase (decrease) in deposits	63,786	(19,153)
Net change in federal funds purchased and retail repurchase agreements	432	2,020
Net borrowings (payments) on Federal Home Loan Bank line of credit	(2,180)	2,209
Principal payments on bank stock loan	—	(18,612)
Principal payments on employee stock loans	73	—
Proceeds from the exercise of employee stock options	726	109
Redemption of Series C preferred stock	—	(16,372)
Net change in contractual obligations	(293)	(262)
Dividends paid on preferred stock	—	(42)
Excess tax benefits recognized on exercise of employee stock options	—	12
Net cash provided by (used in) financing activities	62,544	(50,091)
Net change in cash and cash equivalents	(10,883)	(10,627)

Cash and cash equivalents, beginning of period	35,095	56,829
Ending cash and cash equivalents	$24,212	$46,202
Supplemental cash flow information:
Interest paid	$6,441	$4,167
Income taxes paid, net of refunds	2,922	1,580
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	3,976	1,336
Securities purchased but not settled	1,161	1,954
Total fair value of assets acquired in purchase of Prairie, net of cash	146,509	—
Total fair value of liabilities assumed in purchase of Prairie, net of cash	125,591	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2017

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.  Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

Effective January 1, 2017, the Company adopted the provisions of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.  In accordance with ASU 2016-09, excess tax benefits and excess tax deficiencies, which are generated when the tax-return deduction for a share-based payment award differs from the compensation cost recognized for financial reporting purposes, are recognized as income tax benefits or expense in the income statement in the period in which the excess tax benefits occur.  The provision for income taxes for the six months ended June 30, 2017, was reduced by excess income tax benefits of $216 associated with stock options exercised during the period.  This reduction in the provision for income taxes increased net income $216 or $0.02 per fully diluted share.  ASU 2016-09 was adopted on a prospective basis.  Prior to the adoption of ASU 2016-09, excess tax benefits were recognized in additional paid in capital.  There was $12 excess tax benefits recognized in the six months ended June 30, 2016.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amended existing guidance related to revenue from contracts with customers.  This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer.  These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period.  The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements, although no material impact is expected, it will modify disclosures.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments.  The main provisions of the update are to eliminate the available-for-sale classification of accounting for equity securities and to adjust fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price.  The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those years.  Generally, early adoption of the amendments in this update is not permitted.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The Company is currently evaluating the impact of this new accounting standard, but does not expect a material impact on its financial statements.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets. This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company will be required to use a new forward-looking expected loss model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice, but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  The ASU is effective for the Company beginning in the first quarter of 2020.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently gathering the historical loss data by portfolio and class of financial instrument to estimate the life of financial instrument credit loss and is evaluating the supporting system requirements to routinely generate the reported values.  At this time an estimate of the impact to the Company’s financial statements is not known.

In August 2016, FASB issued accounting standards update No. 2016-15, Statement of Cash Flows (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow.  The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2017; however early adoption is permitted.  Management is currently in the process of evaluating the impact of this new accounting standard, but does not expect a material impact to its financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which will simplify the subsequent measurement of goodwill.  Goodwill and other intangibles must be assessed for impairment annually.  If an entity’s assessment determines that the fair value of an entity is less than its carrying amount, including goodwill, currently, the measurement of goodwill impairment requires that the entity’s identifiable net assets be valued following procedures similar to determining the fair value of assets acquired and liabilities assumed in a business combination.  Under ASU 2017-04, goodwill impairment is measured to the extent that the carrying amount of an entity exceeds its fair value.  The amendments in this update are effective for the Company’s annual goodwill impairment tests beginning in 2020.  The amendments will be applied on a prospective basis.  The Company is currently evaluating the impact of this new accounting standard, but does not expect a material impact to its financial statements.

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

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$92,320	$193	$(1,259)	$91,254
Small Business Administration loan pools	182	11	—	193
State and political subdivisions	496	3	—	499
Equity securities	500	—	(11)	489
	$93,498	$207	$(1,270)	$92,435
December 31, 2016
Available-for-sale securities
U.S. Government-sponsored entities	$4,766	$16	$—	$4,782
Residential mortgage-backed securities (issued by government-sponsored entities)	88,257	93	(1,647)	86,703
Corporate	3,000	39	—	3,039
Small Business Administration loan pools	210	13	—	223
State and political subdivisions	499	—	—	499
Equity securities	500	—	(14)	486
	$97,232	$161	$(1,661)	$95,732

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(10)	$988
Residential mortgage-backed (securities issued by government sponsored entities)	$382,278	$1,000	$(3,371)	379,907
Corporate	22,990	445	—	23,435
Small Business Administration loan pools	2,229	8	(6)	2,231
State and political subdivisions	123,664	1,802	(731)	124,735
	$532,159	$3,255	$(4,118)	$531,296
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(33)	$965
Residential mortgage-backed (securities issued by government sponsored entities)	338,749	686	(4,702)	334,733
Corporate	12,988	139	(28)	13,099
Small Business Administration loan pools	2,398	1	(17)	2,382
State and political subdivisions	110,576	1,211	(1,810)	109,977
	$465,709	$2,037	$(6,590)	$461,156

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at June 30, 2017, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$196	$196	$3,111	$3,121
One to five years	300	303	23,434	23,931
Five to ten years	—	—	46,005	47,194
After ten years	182	193	77,331	77,143
Mortgage-backed securities	92,320	91,254	382,278	379,907
Total debt securities	$92,998	$91,946	$532,159	$531,296

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $438,442 at June 30, 2017 and $439,208 at December 31, 2016.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$66,189	$(1,259)	$—	$—	$66,189	$(1,259)
Equity securities	—	—	489	(11)	489	(11)
Total temporarily impaired securities	$66,189	$(1,259)	$489	$(11)	$66,678	$(1,270)
December 31, 2016
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$77,414	$(1,647)	$—	$—	$77,414	$(1,647)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$77,414	$(1,647)	$486	$(14)	$77,900	$(1,661)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$989	$(10)	$—	$—	$989	$(10)
Residential mortgage-backed (issued by government-sponsored entities)	286,377	(4,346)	10,272	(380)	296,649	(4,726)
Small Business Administration loan pools	—	—	1,226	(34)	1,226	(34)
State and political subdivisions	41,285	(765)	—	—	41,285	(765)
Total temporarily impaired securities	$328,651	$(5,121)	$11,498	$(414)	$340,149	$(5,535)
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$965	$(33)	$—	$—	$965	$(33)
Residential mortgage-backed (issued by government-sponsored entities)	291,003	(5,922)	10,801	(426)	301,804	(6,348)
Corporate	5,407	(16)	3,166	(28)	8,573	(44)
Small Business Administration loan pools	1,068	(2)	1,314	(45)	2,382	(47)
State and political subdivisions	65,220	(2,122)	—	—	65,220	(2,122)
Total temporarily impaired securities	$363,663	$(8,095)	$15,281	$(499)	$378,944	$(8,594)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of June 30, 2017, the Company held 19 available-for-sale securities and 247 held-to-maturity securities in an unrealized loss position.

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

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Proceeds	$3,083	$50,499	$6,522	$70,957
Gross gains	83	473	96	893
Gross losses	—	—	—	—
Income tax expense on net realized gains	32	181	37	342

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at June 30, 2017 and December 31, 2016 include:

	June 30, 2017	December 31, 2016
Commercial real estate	$640,539	$593,108
Commercial and industrial	360,687	348,465
Residential real estate	326,097	338,387
Agricultural real estate	69,371	38,331
Consumer	43,241	40,902
Agricultural	89,461	24,412
Total loans	1,529,396	1,383,605
Allowance for loan losses	(7,568)	(6,432)
Net loans	$1,521,828	$1,377,173

The Company has participated in mortgage finance loans with another institution, (the “originator”).  These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group.  These loans are typically on the Company’s balance sheet for 10 to 20 days.  As of June 30, 2017 and December 31, 2016, the Company had balances of $10,000 and $10,000 in mortgage finance loans classified as commercial and industrial.

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  As of June 30, 2017 and December 31, 2016, residential real estate loans include $82,239 and $90,705 of purchased residential real estate loans from these pools of residential real estate loans.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $2,518 at June 30, 2017, and $3,043 at December 31, 2016.

Over-draft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $894 at June 30, 2017 and $567 at December 31, 2016.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended June 30, 2017 and 2016:

June 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,592	$2,059	$1,875	$66	$391	$65	$7,048
Provision for loan losses	(245)	397	58	46	298	74	628
Loans charged-off	(29)	(409)	(27)	(3)	(242)	—	(710)
Recoveries	406	23	93	—	75	5	602
Total ending allowance balance	$2,724	$2,070	$1,999	$109	$522	$144	$7,568

June 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,275	$1,563	$1,940	$41	$79	$82	$5,980
Provision for loan losses	196	16	157	—	182	(19)	532
Loans charged-off	(190)	(7)	(200)	—	(153)	—	(550)
Recoveries	27	2	20	—	19	—	68
Total ending allowance balance	$2,308	$1,574	$1,917	$41	$127	$63	$6,030

The following tables present the activity in the allowance for loan losses by class for the six-month periods ended June 30, 2017 and 2016:

June 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Provision for loan losses	(78)	585	374	77	650	115	1,723
Loans charged-off	(92)	(422)	(238)	(3)	(601)	(41)	(1,397)
Recoveries	474	26	98	—	207	5	810
Total ending allowance balance	$2,724	$2,070	$1,999	$109	$522	$144	$7,568

June 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Provision for loan losses	449	261	315	35	179	16	1,255
Loans charged-off	(224)	(62)	(248)	(23)	(281)	(3)	(841)
Recoveries	32	9	26	—	42	1	110
Total ending allowance balance	$2,308	$1,574	$1,917	$41	$127	$63	$6,030

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of June 30, 2017 and December 31, 2016:

June 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$204	$51	$358	$34	$35	$28	$710
Collectively evaluated for impairment	2,515	2,019	1,592	69	486	116	6,797
Purchase credit impaired loans	5	—	49	6	1	—	61
Total	$2,724	$2,070	$1,999	$109	$522	$144	$7,568
Loan Balance:
Individually evaluated for impairment	$2,837	$1,542	$3,979	$398	$352	$292	$9,400
Collectively evaluated for impairment	627,923	354,760	320,081	65,255	42,883	85,326	1,496,228
Purchase credit impaired loans	9,779	4,385	2,037	3,718	6	3,843	23,768
Total	$640,539	$360,687	$326,097	$69,371	$43,241	$89,461	$1,529,396

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$270	$22	$288	$2	$45	$—	$627
Collectively evaluated for impairment	2,150	1,859	1,477	33	221	65	5,805
Purchase credit impaired loans	—	—	—	—	—	—	—
Total	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Loan Balance:
Individually evaluated for impairment	$3,182	$550	$3,321	$834	$429	$3	$8,319
Collectively evaluated for impairment	577,863	344,414	332,962	36,668	40,471	24,409	1,356,787
Purchase credit impaired loans	12,063	3,501	2,104	829	2	—	18,499
Total	$593,108	$348,465	$338,387	$38,331	$40,902	$24,412	$1,383,605

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of June 30, 2017 and December 31, 2016.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	June 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$1,023	$1,005	$—	$904	$676	$—
Commercial and industrial	1,231	1,025	—	510	309	—
Residential real estate	648	397	—	1,230	980	—
Agricultural real estate	62	62	—	824	812	—
Consumer	29	—	—	53	51	—
Agricultural	12	12	—	—	—	—
Subtotal	3,005	2,501	—	3,521	2,828	—
With an allowance recorded:
Commercial real estate	2,388	1,884	209	4,493	2,506	270
Commercial and industrial	545	517	51	265	240	22
Residential real estate	4,330	4,072	407	2,433	2,341	288
Agricultural real estate	503	399	40	23	23	2
Consumer	458	358	36	449	378	45
Agricultural	280	280	28	3	3	—
Subtotal	8,504	7,510	771	7,666	5,491	627
Total	$11,509	$10,011	$771	$11,187	$8,319	$627

The tables below present average recorded investment and interest income related to impaired loans for the three months and six months ended June 30, 2017 and 2016.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,099	$—	$1,464	$4
Commercial and industrial	1,034	—	716	—
Residential real estate	330	1	652	3
Agricultural real estate	31	12	698	—
Consumer	—	—	14	—
Agricultural	7	—	104	1
Subtotal	2,501	13	3,648	8
With an allowance recorded:
Commercial real estate	2,229	7	2,036	4
Commercial and industrial	558	—	117	—
Residential real estate	3,563	13	911	3
Agricultural real estate	339	—	—	—
Consumer	383	2	217	5
Agricultural	150	—	61	—
Subtotal	7,222	22	3,342	12
Total	$9,723	$35	$6,990	$20

	As of and for the six months ended
	June 30, 2017		June 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$841	$7	$1,233	$4
Commercial and industrial	667	3	845	—
Residential real estate	688	1	662	3
Agricultural real estate	437	12	399	—
Consumer	26	—	16	—
Agricultural	6	—	100	1
Subtotal	2,665	23	3,255	8
With an allowance recorded:
Commercial real estate	2,195	9	2,516	4
Commercial and industrial	378	1	109	—
Residential real estate	3,207	15	877	3
Agricultural real estate	211	—	—	—
Consumer	368	2	177	5
Agricultural	141	—	35	—
Subtotal	6,500	27	3,714	12
Total	$9,165	$50	$6,969	$20

The following tables present the aging of the recorded investment in past due loans as of June 30, 2017 and December 31, 2016, by portfolio and class of loans:

June 30, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$651	$14	$250	$6,980	$632,644	$640,539
Commercial and industrial	255	387	—	5,922	354,123	360,687
Residential real estate	18	709	—	4,849	320,521	326,097
Agricultural real estate	26	—	—	3,638	65,707	69,371
Consumer	293	91	—	358	42,499	43,241
Agricultural	608	—	21	4,135	84,697	89,461
Total	$1,851	$1,201	$271	$25,882	$1,500,191	$1,529,396

December 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,955	$788	$—	$12,258	$577,107	$593,108
Commercial and industrial	419	—	—	4,051	343,995	348,465
Residential real estate	368	847	—	4,285	332,887	338,387
Agricultural real estate	—	—	—	1,664	36,667	38,331
Consumer	303	43	—	432	40,124	40,902
Agricultural	52	—	—	3	24,357	24,412
Total	$4,097	$1,678	$—	$22,693	$1,355,137	$1,383,605

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

The risk category of loans by class of loans is as follows as of June 30, 2017 and December 31, 2016:

June 30, 2017	Unclassified	Classified	Total
Commercial real estate	$616,362	$24,177	$640,539
Commercial and industrial	346,510	14,177	360,687
Residential real estate	321,091	5,006	326,097
Agricultural real estate	63,906	5,465	69,371
Consumer	42,871	370	43,241
Agricultural	85,168	4,293	89,461
Total	$1,475,908	$53,488	$1,529,396

December 31, 2016	Unclassified	Classified	Total
Commercial real estate	$576,070	$17,038	$593,108
Commercial and industrial	341,307	7,158	348,465
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	$1,383,605

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchase credit impaired loans as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Contractually required principal payments	$32,584	$27,413
Discount	(8,816)	(8,914)
Recorded investment	$23,768	$18,499

The remaining estimated accretable yield associated with these loans was $1,920 and $1,063 as of June 30, 2017 and December 31, 2016.  The interest income recognized on these loans for the three-month and six-month periods ended June 30, 2017 and 2016 was $699, $1,412, $86 and $238.  For the three-month and six periods ended June 30, 2017 there was an $8 provision for loan loss reversal and a $61 provision for loan losses recorded for these loans. For the three and six-month periods ended June 30, 2016, there was a provision for loan losses of $0 and $0 recorded for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of June 30, 2017 or December 31, 2016.

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

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At June 30, 2017, the portfolio of interest rate swaps had a weighted average maturity of 9.1 years, a weighted average pay rate of 4.93% and a weighted average rate received of 3.83%.  At December 31, 2016, the portfolio of interest rate swaps had a weighted average maturity of 9.0 years, a weighted average pay rate of 4.82% and a weighted average rate received of 3.50%.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At June 30, 2017, the interest rate cap had a term of 2.4 years and a cap rate of 4.50%. At December 31, 2016, the interest rate cap had a term of 2.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$17,432	$—	$206	$15,923	$—	$39
Total derivatives designated as hedging relationships	17,432	—	206	15,923	—	39
Derivatives not designated as hedging instruments:
Interest rate caps/floors	2,745	—	—	2,865	1	—
Total derivatives not designated as hedging instruments	2,745	—	—	2,865	1	—
Total	$20,177	—	206	$18,788	1	39
Cash collateral		—	(190)		—	(190)
Netting adjustments		—	—		151	151
Net amount presented in Balance Sheet		$—	$16		$152	$—

For the three-month and six-month periods ended June 30, 2017 and 2016, the Company recorded net gains/(losses) on derivatives and hedging activities:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	—	(1)	(1)	(2)
Total net gains (losses) related to derivatives not designated as hedging instruments	—	(1)	(1)	(2)
Net gains (losses) on derivatives and hedging activities	$—	$(1)	$(1)	$(2)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended June 30, 2017 and 2016.

	June 30, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(162)	$162	$—	$(37)
Total	$(162)	$162	$—	$(37)

	June 30, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(325)	$325	$—	$(47)
Total	$(325)	$325	$—	$(47)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six-month periods ended June 30, 2017 and 2016.

	June 30, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(93)	$93	$—	$(84)
Total	$(93)	$93	$—	$(84)

	June 30, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(850)	$850	$—	$(86)
Total	$(850)	$850	$—	$(86)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Federal funds purchased	$—	$—
Retail repurchase agreements	21,069	20,637

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $21,829 and $23,389 at June 30, 2017 and December 31, 2016.  The agreements are on a day-to-day basis and can be terminated on demand.

	June 30, 2017	December 31, 2016
Year-to-date average daily balance during the period	$20,133	$22,599
Maximum month-end balance during the period	$22,782	$25,382
Weighted average interest rate at period-end	0.25%	0.27%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Federal Home Loan Bank line of credit advances	$257,408	$259,588
Federal Home Loan Bank fixed rate term advances	—	—
Total Federal Home Loan Bank advances	$257,408	$259,588

At June 30, 2017, the Company had $257,408 drawn against its line of credit at a weighted average rate of 1.24%.  At December 31, 2016, the $259,588 drawn against the Federal Home Loan Bank line of credit was at a weighted average rate of 0.72%.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $467,472 and $454,025 at June 30, 2017 and December 31, 2016.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $204,561 and $193,674 at June 30, 2017 and December 31, 2016.

Bank stock loan

On January 28, 2016, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $20,000, secured by the Company’s stock in Equity Bank.  At December 31, 2016, there was no outstanding balance on this loan.  The borrowing facility matured on January 26, 2017, and was subsequently extended, at which time the Company entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank.  At June 30, 2017, there was no outstanding balance on this loan.  The borrowing facility will mature on March 12, 2018.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At June 30, 2017 and December 31, 2016, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Class A common stock – issued	13,290,849	12,393,124
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	12,019,806	11,122,081
Class B common stock – issued	421,416	793,130
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	186,513	558,227

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

Restricted stock unit plan termination loans

In May 2015, in connection with the termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued to employees with vested restricted stock units.  Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance.  These loans totaling $170 at June 30, 2017 and $242 at December 31, 2016, are collateralized with the shares received, have a maturity date of December 31, 2017 and have an interest rate of 0.96%.

Accumulated other comprehensive income (loss)

At June 30, 2017 and December 31, 2016, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of June 30, 2017 and December 31, 2016 were as follows:

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income
June 30, 2017
Net unrealized or unamortized gains (losses)	$(1,063)	$(2,612)	$(3,675)
Tax effect	407	999	1,406
	$(656)	$(1,613)	$(2,269)
December 31, 2016
Net unrealized or unamortized gains (losses)	$(1,500)	$(2,876)	$(4,376)
Tax effect	574	1,100	1,674
	$(926)	$(1,776)	$(2,702)

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

As of June 30, 2017, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2017 and December 31, 2016 are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total capital to risk weighted assets
Equity Bancshares, Inc.	$242,616	14.34%	$156,517	9.25%	$177,667	10.50%	$ N/A	N/A
Equity Bank	224,162	13.25%	156,522	9.25%	177,674	10.50%	169,213	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	235,048	13.89%	122,675	7.25%	143,826	8.50%	N/A	N/A
Equity Bank	216,594	12.80%	122,680	7.25%	143,831	8.50%	135,371	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	221,223	13.07%	97,294	5.75%	118,445	7.00%	N/A	N/A
Equity Bank	216,594	12.80%	97,298	5.75%	118,449	7.00%	109,989	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	235,048	10.15%	92,628	4.00%	92,628	4.00%	N/A	N/A
Equity Bank	216,594	9.35%	92,634	4.00%	92,634	4.00%	115,793	5.00%
December 31, 2016
Total capital to risk weighted assets
Equity Bancshares, Inc.	$221,779	14.67%	$130,372	8.63%	$158,714	10.50%	$ N/A	N/A
Equity Bank	196,478	13.01%	130,283	8.63%	158,606	10.50%	151,053	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	215,347	14.25%	100,141	6.63%	128,483	8.50%	N/A	N/A
Equity Bank	190,046	12.58%	100,073	6.63%	128,395	8.50%	120,842	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	201,663	13.34%	77,468	5.13%	105,809	7.00%	N/A	N/A
Equity Bank	190,046	12.58%	77,415	5.13%	105,737	7.00%	98,184	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	215,347	11.81%	72,920	4.00%	72,920	4.00%	N/A	N/A
Equity Bank	190,046	10.42%	72,924	4.00%	72,924	4.00%	91,155	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six months ended June 30, 2017 and 2016:

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Basic:
Net income allocable to common stockholders	$6,354	$2,846	$11,218	$6,285
Weighted average common shares outstanding	12,205,095	8,216,097	12,010,538	8,213,912
Weighted average vested restricted stock units	—	—	—	—
Weighted average shares	12,205,095	8,216,097	12,010,538	8,213,912
Basic earnings per common share	$0.52	$0.35	$0.93	$0.77
Diluted:
Net income allocable to common stockholders	$6,354	$2,846	$11,218	$6,285
Weighted average common shares outstanding for:
Basic earnings per common share	12,205,095	8,216,097	12,010,538	8,213,912
Dilutive effects of the assumed exercise of stock options	239,764	113,202	253,618	112,703
Average shares and dilutive potential common shares	12,444,859	8,329,299	12,264,156	8,326,615
Diluted earnings per common share	$0.51	$0.34	$0.91	$0.75

Average outstanding stock options of 205,269 and 128,921 for the three-month periods ended June 30, 2017 and 2016 and 162,986 and 130,973 for the six-month periods ended June 30, 2017 and 2016 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	June 30, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$91,254	$—
Small Business Administration loan pools	—	193	—
State and political subdivisions	—	499	—
Equity securities	489	—	—
Total assets	$489	$91,946	$—
Liabilities:
Derivative liabilities:
Interest rate swaps	$—	$206	$—
Cash collateral held by counterparty	(190)	—	—
Total derivative liabilities (included in other liabilities)	(190)	206	—
Total liabilities	$(190)	$206	$—

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$4,782	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	86,703	—
Corporate	—	3,039	—
Small Business Administration loan pools	—	223	—
State and political subdivisions	—	499	—
Equity securities	486	—	—
Derivative assets:
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	151	—	—
Total derivative assets	151	1	—
Total assets	$637	$95,247	$—
Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$39	$—
Cash collateral held by counterparty	(39)	—	—
Total derivative liabilities	(39)	39	—
Total liabilities	$(39)	$39	$—

There were no material transfers between levels during the six months ended June 30, 2017 or the year ended December 31, 2016. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below:

	June 30, 2017
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$1,675
Commercial and industrial	—	—	466
Residential real estate	—	—	3,665
Agricultural real estate	—	—	359
Other	—	—	574
Other real estate owned:
Commercial real estate	—	—	2,251
Residential real estate	—	—	479

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,236
Commercial and industrial	—	—	218
Residential real estate	—	—	2,053
Agricultural real estate	—	—	21
Other	—	—	336
Other real estate owned:
Commercial real estate	—	—	2,400
Residential real estate	—	—	429

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2017 or at December 31, 2016.

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

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
June 30, 2017
Impaired loans	$6,739	Sales Comparison Approach	Adjustments for differences between comparable sales	23%-31% (4%)
December 31, 2016
Impaired loans	$4,864	Sales Comparison Approach	Adjustments for differences between comparable sales	7%-26% (9%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	June 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$24,212	$24,212	$24,212	$—	$—
Interest bearing deposits	4,241	4,241	—	4,241	—
Available-for-sale securities	92,435	92,435	489	91,946	—
Held-to-maturity securities	532,159	531,296	—	531,296	—
Loans held for sale	3,463	3,463	—	3,463	—
Loans, net of allowance for loan losses	1,521,828	1,532,981	—	—	1,532,981
Federal Reserve Bank and Federal Home Loan Bank stock	19,795	N/A	N/A	N/A	N/A
Interest receivable	9,062	9,062	—	9,062	—
Total assets	$2,207,195	$2,197,690	$24,701	$640,008	$1,532,981
Financial liabilities:
Deposits	$1,819,677	$1,826,240	$—	$1,826,240	$—
Federal funds purchased and retail repurchase agreements	21,069	21,069	—	21,069	—
Federal Home Loan Bank advances	257,408	257,408	—	257,408	—
Subordinated debentures	13,825	13,825	—	13,825	—
Contractual obligations	2,211	2,211	—	2,211	—
Interest payable	1,268	1,268	—	1,268	—
Derivative liabilities	206	206	—	206	—
Cash collateral held by derivative counterparty	(190)	(190)	(190)	—	—
Total derivative liabilities	16	16	(190)	206	—
Total liabilities	$2,115,474	$2,122,037	$(190)	$2,122,227	$—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,095	$35,095	$35,095	$—	$—
Interest bearing deposits	3,750	3,750	—	3,750	—
Available-for-sale securities	95,732	95,732	486	95,246	—
Held-to-maturity securities	465,709	461,156	—	461,156	—
Loans held for sale	4,830	4,830	—	4,830	—
Loans, net of allowance for loan losses	1,377,173	1,374,700	—	—	1,374,700
Federal Reserve Bank and Federal Home Loan Bank stock	16,652	N/A	N/A	N/A	N/A
Interest receivable	6,991	6,991	—	6,991	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	151	151	151	—	—
Total derivative assets	152	152	151	1	—
Total assets	$2,006,084	$1,982,406	$35,732	$571,974	$1,374,700
Financial liabilities:
Deposits	$1,630,451	$1,635,881	$—	$1,635,881	$—
Federal funds purchased and retail repurchase agreements	20,637	20,637	—	20,637	—
Federal Home Loan Bank advances	259,588	259,588	—	259,588	—
Subordinated debentures	13,684	13,684	—	13,684	—
Contractual obligations	2,504	2,504	—	2,504	—
Interest payable	728	728	—	728	—
Derivative liabilities	39	39	—	39	—
Cash collateral held by derivative counterparty	(39)	(39)	(39)	—	—
Total derivative liabilities	—	—	(39)	39	—
Total liabilities	$1,927,592	$1,933,022	$(39)	$1,933,061	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$14,393	$61,151	$24,988	$50,362
Mortgage loans in the process of origination	9,321	4,599	7,267	2,696
Unused lines of credit	60,524	82,678	45,251	68,085

The fixed rate loan commitments have interest rates ranging from 3.75% to 6.99% and maturities ranging from 1 month to 122 months.

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

The contractual amounts of standby letters of credit as of June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$4,399	$2,799	$5,762	$2,769

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

NOTE 12 – SUBSEQUENT EVENTS

On July 14, 2017, the Company entered into an agreement and plan of reorganization with Eastman National Bancshares, Inc. (ENBI).  ENBI is the holding company of The Eastman National Bank (Eastman), which has four branch locations in Oklahoma:  Ponca City (3) and Newkirk.  The transaction is expected to close in the fourth quarter of 2017, subject to customary closing conditions, including the receipt of regulatory approval and the approval of ENBI’s stockholders.  In their June 30, 2017, unaudited Consolidated Report of Condition, Eastman reported total assets of $258,130, which included total loans of $183,940 and securities of $62,358.  At June 30, 2017, total liabilities of $231,717 were reported by Eastman, which included deposits of $221,120.  Eastman reported $3,021 in net income before income taxes for the six months ended June 30, 2017.  The Company anticipates there will be goodwill and core deposit intangibles recorded with this acquisition.  Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair values of identifiable assets acquired and liabilities assumed.

Also on July 14, 2017, the Company entered into an agreement and plan of reorganization with Cache Holdings, Inc. (CHI).  CHI is the holding company of Patriot Bank, which has one branch location in Tulsa, Oklahoma.  This transaction also is expected to close in the fourth quarter of 2017, subject to customary closing conditions, including the receipt of regulatory approval and the approval of CHI’s stockholders.  In their June 30, 2017, unaudited Consolidated Balance Sheets, CHI reported total assets of $346,705, which included total loans of $327,666.  At June 30, 2017, total liabilities of $312,462 were reported by CHI, which included deposits of $288,245.  CHI reported $3,635 in net income before income taxes for the six months ended June 30, 2017.  The Company anticipates there will be goodwill and core deposit intangibles recorded with this acquisition.

NOTE 13 – BUSINESS COMBINATIONS

On March 10, 2017, the Company acquired 100% of the outstanding common shares of Prairie State Bancshares, Inc., based in Hoxie, Kansas, referred to as “Prairie”.  Results of operations of Prairie were included in the Company’s results of operations beginning March 11, 2017.  There were acquisition-related costs of $926 associated with this merger ($572 on an after-tax basis) that were included in merger expenses in the Company’s income statement for the three and six months ended June 30, 2017.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is complete.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $5,713.  Goodwill resulted from a combination of expected synergies, expansion in western Kansas with the addition of three branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for Prairie and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of consideration:
Common stock	$15,242
Cash	12,255
27,497

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	6,579
Available-for-sale securities	3,427
Held-to-maturity securities	971
Federal Reserve Bank and Federal Home Loan Bank stock	198
Loans	129,997
Premises and equipment	2,424
Core deposit intangible	1,448
Other assets	2,331
Total assets acquired	147,375
Deposits	125,353
Interest payable and other liabilities	238
Total liabilities assumed	125,591
Total identifiable net assets	21,784
Goodwill	5,713
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

The following table presents information about the loans acquired in the Prairie acquisition as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired
Contractually required principal	$123,519	$11,430
Non-accretable difference (expected losses)	—	(2,673)
Cash flows expected to be collected	123,519	8,757
Accretable yield	(2,279)	—
Fair value of acquired loans	$121,240	$8,757

The following table presents the carrying value of the loans acquired in the Prairie acquisition by class, as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired	Total
Commercial real estate	$9,224	$144	$9,368
Commercial and industrial	11,203	974	12,177
Residential real estate	137	—	137
Agricultural real estate	25,593	2,960	28,553
Consumer	1,451	—	1,451
Agricultural	73,632	4,679	78,311
Fair value of acquired loans	$121,240	$8,757	$129,997

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 37 full service branches located in Arkansas, Kansas and Missouri.  As of June 30, 2017, we had consolidated total assets of $2.41 billion, total loans held for investment of $1.52 billion (net of allowances), total deposits of $1.82 billion and total stockholders’ equity of $286.1 million.  During the three-month periods ended June 30, 2017 and June 30, 2016, net income was $6.4 million and $2.8 million and for the six-month periods ended June 30, 2017 and June 30, 2016, net income was $11.2 million and $6.3 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$25,082	$23,215	$18,307	$14,250	$14,380
Interest expense	3,883	3,322	2,644	2,268	2,186
Net interest income	21,199	19,893	15,663	11,982	12,194
Provision for loan losses	628	1,095	760	104	532
Net gain from securities transactions	83	13	—	—	59
Other non-interest income	3,879	3,326	2,789	2,527	2,393
Merger expenses	136	926	5,057	237	—
Other non-interest expense	14,995	14,300	11,654	10,497	9,941
Income before income taxes	9,402	6,911	981	3,671	4,173
Provision for income taxes	3,048	2,047	564	1,000	1,327
Net income	6,354	4,864	417	2,671	2,846
Net income allocable to common stockholders	6,354	4,864	417	2,671	2,846
Basic earnings per share	$0.52	$0.41	$0.04	$0.32	$0.35
Diluted earnings per share	$0.51	$0.40	$0.04	$0.32	$0.34
Balance Sheet Data (at period end)
Cash and cash equivalents	$24,212	$35,321	$35,095	$21,847	$46,202
Available-for-sale securities	92,435	103,178	95,732	102,391	74,976
Held-to-maturity securities	532,159	519,239	465,709	349,915	317,509
Loans held for sale	3,463	4,021	4,830	3,071	4,002
Gross loans held for investment	1,529,396	1,518,576	1,383,605	956,070	980,110
Allowance for loan losses	7,568	7,048	6,432	6,080	6,030
Loans held for investment, net of allowance for loan losses	1,521,828	1,511,528	1,377,173	949,990	974,080
Goodwill and core deposit intangibles, net	70,306	70,475	63,589	19,419	19,506
Other intangible assets	1,302	1,315	23	25	26
Total assets	2,408,624	2,399,256	2,192,192	1,557,082	1,544,857
Total deposits	1,819,677	1,821,090	1,630,451	1,177,732	1,196,767
Borrowings	292,302	288,521	293,909	203,569	179,801
Total liabilities	2,122,566	2,120,050	1,934,228	1,395,834	1,386,669
Total stockholders’ equity	286,058	279,206	257,964	161,248	158,188
Tangible common equity*	214,450	207,416	194,352	141,804	138,656
Performance ratios
Return on average assets (ROAA) annualized	1.07%	0.88%	0.09%	0.64%	0.69%
Return on average equity (ROAE) annualized	9.00%	7.45%	0.81%	6.65%	7.32%
Return on average tangible common equity (ROATCE) annualized*	12.36%	10.17%	1.28%	7.94%	8.64%
Yield on loans annualized	5.45%	5.61%	5.21%	4.72%	4.89%
Cost of interest-bearing deposits annualized	0.75%	0.72%	0.68%	0.66%	0.64%
Net interest margin annualized	3.91%	3.96%	3.60%	3.06%	3.18%
Efficiency ratio*	59.79%	61.59%	63.16%	72.35%	68.15%
Non-interest income / average assets annualized	0.67%	0.61%	0.59%	0.60%	0.60%
Non-interest expense / average assets annualized	2.55%	2.76%	3.52%	2.56%	2.42%
Capital Ratios
Tier 1 Leverage Ratio	10.15%	10.52%	11.81%	9.42%	9.32%
Common Equity Tier 1 Capital Ratio	13.07%	12.69%	13.34%	13.57%	13.04%

Tier 1 Risk Based Capital Ratio	13.89%	13.51%	14.25%	14.45%	13.90%
Total Risk Based Capital Ratio	14.34%	13.93%	14.67%	15.02%	14.45%
Equity / Assets	11.88%	11.64%	11.77%	10.36%	10.24%
Tangible common equity to tangible assets*	9.18%	8.91%	9.13%	9.22%	9.09%
Book value per share	$23.44	$22.88	$22.09	$19.62	$19.25
Tangible common book value per share*	$17.57	$17.00	$16.64	$17.25	$16.87
Tangible common book value per diluted share*	$17.24	$16.66	$16.37	$16.95	$16.64

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

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On November 10, 2016, we completed our acquisition of Community First Bancshares, Inc., of Harrison, Arkansas.  The acquisition of Community First added five branch locations in northern Arkansas.  Results of operations of Community First were included in our financial results beginning November 11, 2016.  On March 10, 2017, we completed our acquisition of Prairie State Bancshares, Inc. of Hoxie, Kansas.  The acquisition of Prairie added an additional three branch locations in western Kansas.  Results of operations of Prairie were included in our financial results beginning March 11, 2017.

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

Net Income

Three months ended June 30, 2017 compared with three months ended June 30, 2016:

Net income for the three months ended June 30, 2017 was $6.4 million as compared to net income of $2.8 million for the three months ended June 30, 2016.  Net income allocable to common stockholders also was $6.4 million for the three months ended June 30, 2017, compared to $2.8 million for the three months ended June 30, 2016, an increase of $3.5 million, or 123.3%.  During the three-month period ended June 30, 2017, increases in net interest income of $9.0 million and non-interest income of $1.5 million were partially offset by an increase in non-interest expense of $5.2 million when compared to the three-month period ended June 30, 2016.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Six months ended June 30, 2017 compared with six months ended June 30, 2016:

Net income for the six months ended June 30, 2017 was $11.2 million as compared to net income of $6.3 million for the six months ended June 30, 2016.  Net income allocable to common stockholders also was $11.2 million for the six months ended June 30, 2017, compared to $6.3 million for the six months ended June 30, 2016, an increase of $4.9 million, or 78.5%.  On January 4, 2016, we redeemed the Series C preferred stock initially issued to the U.S. Treasury in 2011 as part of the Small Business Lending Fund.  The Series C preferred stock paid dividends at a rate of 1.0% on the $16.4 million outstanding.  Net income allocable to common stockholders was decreased by $1 thousand during the first six months of 2016 due to redemption of the preferred stock.  During the six-month period ended June 30, 2017, increases in net interest income of $16.1 million and non-interest income of $2.2 million were partially offset by an increase in non-interest expense of $10.7 million when compared to the six-month period ended June 30, 2016.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended June 30, 2017 compared with three months ended June 30, 2016: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2017 and 2016.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$1,519,289	$20,662	5.45%	$950,243	$11,551	4.89%
Taxable securities	500,758	3,224	2.58%	362,724	1,987	2.20%
Nontaxable securities	113,156	862	3.06%	49,371	332	2.71%
Federal funds sold and other	42,314	334	3.16%	179,067	510	1.15%
Total interest-earning assets	2,175,517	$25,082	4.62%	1,541,405	$14,380	3.75%
Non-interest-earning assets:
Other real estate owned, net	8,417			6,069
Premises and equipment, net	54,100			38,861
Bank owned life insurance	48,532			32,890
Goodwill and core deposit intangible, net	71,720			19,570
Other non-interest-earning assets	24,599			16,522
Total assets	$2,382,885			$1,655,317
Interest-bearing liabilities:
Interest-bearing demand deposits	$435,712	$516	0.48%	$295,516	$198	0.27%
Savings and money market	470,375	592	0.51%	313,545	323	0.41%
Savings, NOW and money market	906,087	1,108	0.49%	609,061	521	0.34%
Certificates of deposit	633,676	1,786	1.13%	436,723	1,149	1.06%
Total interest-bearing deposits	1,539,763	2,894	0.75%	1,045,784	1,670	0.64%
FHLB term and line of credit advances	275,643	734	1.07%	253,067	345	0.55%
Subordinated borrowings	13,790	242	7.03%	9,334	157	6.74%
Other borrowings	20,155	13	0.25%	22,230	14	0.24%
Total interest-bearing liabilities	1,849,351	$3,883	0.84%	1,330,415	$2,186	0.66%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	241,418			159,077
Non-interest-bearing liabilities	8,929			9,422
Stockholders’ equity	283,187			156,403
Total liabilities and stockholders’ equity	$2,382,885			$1,655,317
Net interest income		$21,199			$12,194
Interest rate spread			3.78%			3.09%
Net interest margin(2)			3.91%			3.18%
Total cost of deposits, including non-interest bearing deposits	$1,781,181	$2,894	0.65%	$1,204,861	$1,670	0.56%
Average interest-earning assets to interest-bearing liabilities			117.64%			115.86%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended June 30, 2017 and 2016.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2017 and 2016

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$7,603	$1,508	$9,111
Taxable securities	847	390	1,237
Nontaxable securities	481	49	530
Federal funds sold and other	(597)	421	(176)
Total interest-earning assets	$8,334	$2,368	$10,702
Interest-bearing liabilities:
Savings, NOW and money market	$309	$278	$587
Certificates of deposit	550	87	637
Total interest-bearing deposits	859	365	1,224
FHLB term and line of credit advances	33	356	389
Subordinated borrowings	78	7	85
Other borrowings	(1)	—	(1)
Total interest-bearing liabilities	$969	$728	$1,697
Net Interest Income	$7,365	$1,640	$9,005

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

Net interest income before the provision for loan losses for the three months ended June 30, 2017 was $21.2 million compared with $12.2 million for the three months ended June 30, 2016, an increase of $9.0 million, or 73.8%.  Interest income for the three months ended June 30, 2017 was $25.1 million, an increase of $10.7 million, or 74.4%, from $14.4 million for the three months ended June 30, 2016.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the three months ended June 30, 2017 was $3.9 million, an increase of $1.7 million, or 77.6%, from $2.2 million for the three months ended June 30, 2016.  The increase in interest expense was primarily due to an increase the average volume of interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $20.7 million for the three months ended June 30, 2017; an increase of $9.1 million, or 78.9%, compared with the three months ended June 30, 2016.  This increase was due to an increase in average loans and to a lesser extent, an increase in the average yield on the loan portfolio.  The increase in average loan volume was primarily from the Community First and Prairie acquisitions.  Average loan volume increased $192.2 million in commercial real estate loans, $130.6 million in agricultural loans, $111.8 million in commercial and industrial loans, $109.7 million in mortgage loans, and $24.8 million in consumer loans.  The average yield on loans was 5.45% for the three months ended June 30, 2017 and 4.89% for the three months ended June 30, 2016.  The average yield on loans excluding loan fees was 5.22% for the three months ended June 30, 2017 and 4.67% for the three months ended June 30, 2016.  The increase in yield excluding loan fees was primarily due to an overall increasing rate environment and amortization of merger related fair value adjustment accretion. Interest income on all securities was $4.1 million for the quarter ended June 30, 2017; an increase of $1.8 million when compared to the quarter ended June 30, 2016.  The increase was due to the increase in average total securities of $201.8 million and a 41 basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities, corporate securities, and municipal securities.

Interest expense was $3.9 million for the three months ended June 30, 2017, an increase of $1.7 million over interest expense of $2.2 million for the three months ended June 30, 2016.  The change in interest expense was primarily due to an increase of $518.9 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $297.0 million for the three months ended June 30, 2017 when compared to the three months ended June 30, 2016, and the average rate on these interest-bearing deposits increased from 0.34% to 0.49% for the same periods.  The average balance increase in interest-bearing deposits is primarily due to the Community First and Prairie acquisitions and to a lesser extent, the result of actively managing deposits as a funding vehicle and expansion of our customer base.  The increase in rate on interest-bearing deposits was the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $197.0 million for the three months ended June 30, 2017 compared to the three months ended June 30, 2016, and the average rate increased from 1.06% to 1.13% for the same period.  The increase in interest expense on certificates of deposit was primarily due to an overall increasing rate environment.  Total cost of funds increased 18 basis points to 0.84% for the three months ended June 30, 2017 from 0.66% for the three months ended June 30, 2016.

Net interest margin was 3.91% for the three months ended June 30, 2017; an increase of 73 basis points when compared with net interest margin of 3.18% for the three months ended June 30, 2016. The increase in our net interest margin for the three months ended June 30, 2017 is primarily due to the increase in overall yield on interest-earnings assets.  Also, during the second quarter of 2016, we utilized a “leverage” or “spread” opportunity.  The spread opportunity involved borrowing overnight on our line of credit with the Federal Home Loan Bank (“FHLB”) and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions. Our net interest margin would have been approximately 3.48% without the spread opportunity for the three months ended June 30, 2016.  The spread opportunity was terminated at September 30, 2016 and would not have impacted the net interest margin reported for the three months ended June 30, 2017.  These changes resulted in an increase in net interest income of $9.0 million, an increase in average interest-earning assets of $634.1 million and an increase in net interest margin of 73 basis points when comparing the three-month periods ended June 30, 2017 and 2016.

Six months ended June 30, 2017 compared with six months ended June 30, 2016: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six-month periods ended June 30, 2017 and 2016.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$1,461,503	$40,062	5.53%	$947,305	$23,392	4.97%
Taxable securities	488,727	5,948	2.45%	369,565	4,196	2.28%
Nontaxable securities	108,556	1,647	3.06%	49,200	660	2.70%
Federal funds sold and other	47,445	640	2.72%	176,031	994	1.14%
Total interest-earning assets	2,106,231	$48,297	4.62%	1,542,101	$29,242	3.81%
Non-interest-earning assets:
Other real estate owned, net	8,453			5,934
Premises and equipment, net	52,801			38,938
Bank owned life insurance	48,357			32,766
Goodwill and core deposit intangible, net	68,471			19,617
Other non-interest-earning assets	25,649			17,130
Total assets	$2,309,962			$1,656,486
Interest-bearing liabilities:
Interest-bearing demand deposits	$455,594	$1,018	0.45%	$306,284	$400	0.26%
Savings and money market	438,108	1,033	0.48%	309,766	627	0.41%
Savings, NOW and money market	893,702	2,051	0.46%	616,050	1,027	0.34%
Certificates of deposit	605,459	3,419	1.14%	437,151	2,250	1.03%
Total interest-bearing deposits	1,499,161	5,470	0.74%	1,053,201	3,277	0.63%
FHLB term and line of credit advances	265,503	1,236	0.94%	251,009	677	0.54%
Bank stock loan	—	—	—	307	—	0.09%
Subordinated borrowings	13,751	474	6.95%	9,306	310	6.69%
Other borrowings	20,133	25	0.25%	21,742	26	0.24%
Total interest-bearing liabilities	1,798,548	$7,205	0.81%	1,335,565	$4,290	0.65%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	228,346			156,598
Non-interest-bearing liabilities	9,058			9,157
Stockholders’ equity	274,010			155,166
Total liabilities and stockholders’ equity	$2,309,962			$1,656,486
Net interest income		$41,092			$24,952
Interest rate spread			3.81%			3.16%
Net interest margin(2)			3.93%			3.25%
Total cost of deposits, including non-interest bearing deposits	$1,727,507	$5,470	0.64%	$1,209,799	$3,277	0.54%
Average interest-earning assets to interest-bearing Liabilities			117.11%			115.46%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the six-month periods ended June 30, 2017 and 2016.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2017 and 2016

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$13,859	$2,811	$16,670
Taxable securities	1,433	319	1,752
Nontaxable securities	891	96	987
Federal funds sold and other	(1,073)	719	(354)
Total interest-earning assets	$15,110	$3,945	$19,055
Interest-bearing liabilities:
Savings, NOW and money market	$541	$483	$1,024
Certificates of deposit	933	236	1,169
Total interest-bearing deposits	1,474	719	2,193
FHLB term and line of credit advances	41	518	559
Subordinated borrowings	153	11	164
Other borrowings	(2)	1	(1)
Total interest-bearing liabilities	$1,666	$1,249	$2,915
Net Interest Income	$13,444	$2,696	$16,140

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

Net interest income before the provision for loan losses for the six months ended June 30, 2017 was $41.1 million compared with $25.0 million for the six months ended June 30, 2016, an increase of $16.1 million, or 64.7%.  Interest income for the six months ended June 30, 2017 was $48.3 million, an increase of $19.1 million, or 65.2%, from $29.2 million for the six months ended June 30, 2016.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period, primarily from the Community First and Prairie acquisitions.  Interest expense for the six months ended June 30, 2017 was $7.2 million, an increase of $2.9 million, or 67.9%, from $4.3 million for the six months ended June 30, 2016.  The increase in interest expense was primarily due to an increase in the average volume of interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $40.1 million for the six months ended June 30, 2017; an increase of $16.7 million, or 71.3%, compared with the six months ended June 30, 2016.  This increase was due to an increase in average loans and to a lesser extent, an increase in the average yield on the loan portfolio.  The increase in average loan volume was primarily from loans acquired in the Community First and Prairie acquisitions.  Loans increased an average of $187.0 million in commercial real estate loans, $93.5 million in commercial and industrial loans, $93.2 million in agricultural loans, $116.4 million in mortgage loans, and $24.2 million in consumer loans.  The average yield on loans was 5.53% for the six months ended June 30, 2017 and 4.97% for the six months ended June 30, 2016.  The average yield on loans excluding loan fees was 5.29% for the six months ended June 30, 2017 and 4.71% for the six months ended June 30, 2016.  The increase in yield excluding loan fees was primarily due to an overall increasing rate environment and amortization of merger related fair value adjustment accretion.  Interest income on all securities was $7.6 million for the six-months ended June 30, 2017; an increase of $2.7 million when compared to the six-months ended June 30, 2016.  The increase was due to the increase in average total securities of $178.5 million and a 23 basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities, corporate securities, and municipal securities.

Interest expense was $7.2 million for the six months ended June 30, 2017, an increase of $2.9 million over interest expense of $4.3 million for the six months ended June 30, 2016.  The change in interest expense was primarily due to an increase of $463.0 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $277.7 million for the six months ended June 30, 2017 when compared to the six months ended June 30, 2016, and the average rate on these interest-bearing deposits increased from 0.34% to 0.46% for the same periods.  The average balance increase in interest-bearing deposits was primarily a result of the Community First and Prairie acquisitions.  Additionally, we have grown our interest-bearing deposits by actively managing them as a funding vehicle and expanding our customer base.  The increase in rate on interest-bearing deposits is the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $168.3 million for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, and the average rate increased from 1.03% to 1.14% for the same period.  The increase in interest expense on certificates of deposit was primarily due to an overall increasing rate environment.  Primarily due to the factors discussed above, total cost of funds increased 16 basis points to 0.81% for the six months ended June 30, 2017 from 0.65% for the six months ended June 30, 2016.

Net interest margin was 3.93% for the six months ended June 30, 2017; an increase of 68 basis points when compared with net interest margin of 3.25% for the six months ended June 30, 2016.  The increase in our net interest margin for the six months ended June 30, 2017 is primarily due to the increase in overall yield on interest-earnings assets.  Also, during the first six months of 2016, we utilized a “leverage” or “spread” opportunity.  The spread opportunity involved borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions.  Our net interest margin without the spread opportunity would have been approximately 3.55% for the six months ended June 30, 2016. The spread opportunity was terminated at September 30, 2016 and would not have impacted the net interest margin reported for the six months ended June 30, 2017.  These changes resulted in an increase in net interest income of $16.1 million, an increase in average interest-earning assets of $564.1 million and an increase in net interest margin of 68 basis points when comparing the six-month periods ended June 30, 2017 and 2016.

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

Three months ended June 30, 2017 compared with three months ended June 30, 2016: The provision for loan losses for the three months ended June 30, 2017 was $628 thousand compared with $532 thousand for the three months ended June 30, 2016.  Net charge-offs for the three months ended June 30, 2017 were $108 thousand compared to net charge-offs of $482 thousand for the three months ended June 30, 2016. For the three months ended June 30, 2017, gross charge-offs were $710 thousand offset by gross recoveries of $602 thousand.  In comparison, gross charge-offs were $550 thousand for the three months ended June 30, 2016 offset by gross recoveries of $68 thousand.

Six months ended June 30, 2017 compared with six months ended June 30, 2016: The provision for loan losses for the six months ended June 30, 2017 was $1.7 million compared with $1.3 million for the six months ended June 30, 2016.  Net charge-offs for the six months ended June 30, 2017 were $587 thousand compared to net charge-offs of $731 thousand for the six months ended June 30, 2016. For the six months ended June 30, 2017, gross charge-offs were $1.4 million offset by gross recoveries of $810 thousand.  In comparison, gross charge-offs were $841 thousand for the six months ended June 30, 2016 offset by gross recoveries of $110 thousand.

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

Three months ended June 30, 2017 compared with three months ended June 30, 2016: The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2017 and 2016:

Non-Interest Income

For the Three Months Ended June 30,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Service charges and fees	$1,224	$807	$417	51.7%
Debit card income	1,205	728	477	65.5%
Mortgage banking	540	335	205	61.2%
Increase in value of bank owned life insurance	354	246	108	43.9%
Investment referral income	107	120	(13)	-10.8%
Recovery on zero-basis purchased loans	65	15	50	333.3%
Other	384	142	242	170.4%
Sub-Total	3,879	2,393	1,486	62.1%
Net gain from securities transactions	83	59	24	40.7%
Total non-interest income	$3,962	$2,452	$1,510	61.6%

For the three months ended June 30, 2017, non-interest income totaled $4.0 million, an increase of $1.5 million, or 61.6%, compared with the three months ended June 30, 2016.  The increase was primarily due to increases in debit card income, service charges and fees, other income, mortgage banking income, and increase in value of bank owned life insurance.  Debit card income increased $477 thousand from $728 thousand at June 30, 2016 to $1.2 million at June 30, 2017, service charges and fees income increased $417 thousand for the same period from $807 thousand at June 30, 2016 to $1.2 million at June 30, 2017, other income increased $242 thousand from $142 thousand at June 30, 2016 to $384 thousand at June 30, 2017, mortgage banking income increased $205 thousand for the same period from $335 thousand at June 30, 2016 to $540 thousand at June 30, 2017, and increase in value of bank owned life insurance increased $108 thousand from $246 thousand at June 30, 2016 to $354 thousand at June 30, 2017.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers. Other income includes such items as wire fees, ATM surcharge fees, safe deposit box fees, and other miscellaneous fees.  In addition, $336 thousand of the increase in service charges and fees and $338 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the Community First acquisition. The acquisition of Prairie, in March 2017, contributed $64 thousand in service charges and fees and $32 thousand in debit card income.  The increase in mortgage banking income was associated with greater mortgage loan sales in the current quarter.

Six months ended June 30, 2017 compared with six months ended June 30, 2016: The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2017 and 2016:

Non-Interest Income

For the Six Months Ended June 30,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Service charges and fees	$2,376	$1,586	$790	49.8%
Debit card income	2,210	1,405	805	57.3%
Mortgage banking	1,025	577	448	77.6%
Increase in value of bank owned life insurance	709	497	212	42.7%
Investment referral income	208	243	(35)	-14.4%
Recovery on zero-basis purchased loans	117	41	76	185.4%
Other	560	322	238	73.9%
Sub-Total	7,205	4,671	2,534	54.2%
Net gain from securities transactions	96	479	(383)	-80.0%
Total non-interest income	$7,301	$5,150	$2,151	41.8%

For the six months ended June 30, 2017, non-interest income totaled $7.3 million, an increase of $2.2 million, or 41.8%, compared with the six months ended June 30, 2016.  The increase was primarily due to increases in debit card income, service charges and fees, mortgage banking income, other income, and increase in value of bank owned life insurance.  In connection with acquisitions, we receive the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to acquisition, we have received cash payments on certain of these loans.  Timing and receipt of such payments, if any, are not easily predictable.

Debit card income increased $805 thousand from $1.4 million at June 30, 2016 to $2.2 million at June 30, 2017, service charges and fees income increased $790 thousand for the same period from $1.6 million at June 30, 2016 to $2.4 million at June 30, 2017, mortgage banking income increased $448 thousand from $577 thousand at June 30, 2016 to $1.0 million at June 30, 2017, other income increased $238 thousand for the same period from $322 thousand at June 30, 2016 to $560 thousand at June 30, 2017, and increase in value of bank owned life insurance increased $212 thousand from $497 thousand at June 30, 2016 to $709 thousand at June 30, 2017.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  In addition, $672 thousand of the increase in service charges and fees and $625 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the Community First acquisition.  The March 2017 Prairie acquisition contributed $75 thousand in service charges and fees and $50 thousand in debit card income.

Non-Interest Expense

Three months ended June 30, 2017 compared with three months ended June 30, 2016: For the three months ended June 30, 2017, non-interest expense totaled $15.1 million, an increase of $5.2 million, or 52.2%, compared with the three months ended June 30, 2016.  The overall increase was primarily due to an increase in salaries and employee benefits of $3.0 million, an increase in other expense of $557 thousand, an increase in net occupancy and equipment of $451 thousand, an increase in data processing of $322 thousand, and an increase in advertising and business development of $294 thousand.  Non-interest expense for the three-month period ended June 30, 2017 includes $2.0 million of incremental operating expenses attributable to the five branch locations acquired with the Community First acquisition and $511 thousand attributable to the three branch locations acquired with the March 2017 Prairie acquisition.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended June 30, 2017 and 2016.

Non-Interest Expense

For the Three Months Ended June 30,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Salaries and employee benefits	$8,236	$5,246	$2,990	57.0%
Net occupancy and equipment	1,519	1,068	451	42.2%
Data processing	1,191	869	322	37.1%
Professional fees	462	568	(106)	-18.7%
Advertising and business development	624	330	294	89.1%
Telecommunications	330	287	43	15.0%
FDIC insurance	219	255	(36)	-14.1%
Courier and postage	236	158	78	49.4%
Free nationwide ATM cost	233	163	70	42.9%
Loan expense	282	168	114	67.9%
Amortization of core deposit intangible	235	86	149	173.3%
Other real estate owned	70	(58)	128	-220.7%
Other	1,358	801	557	69.5%
Sub-Total	14,995	9,941	5,054	50.8%
Merger expenses	136	—	136	100.0%
Total non-interest expense	$15,131	$9,941	$5,190	52.2%

Salaries and employee benefits: Salaries and benefits were $8.2 million for the three months ended June 30, 2017, as compared to $5.2 million for the three months ended June 30, 2016.  The increase in salaries and benefits of $3.0 million includes approximately $1.2 million directly allocable to the Community First acquisition and $330 thousand directly allocable to the Prairie acquisition.  Included in salaries and employee benefits is stock based compensation expense of $133 thousand for the three months ended June 30, 2017 and $67 thousand in the comparable period of 2016.  The remaining $1.7 million increase in salaries and benefits reflect cost-of-living/merit raises and the addition of lending, customer service and operations staff.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $1.5 million for the three months ended June 30, 2017 and $1.1 million for the three months ended June 30, 2016. The 2017 expenses include expenses of $286 thousand for five branches that were part of the acquisition of Community First and $46 thousand for three branches that were part of the March 2017 acquisition of Prairie.

Data processing: Data processing expenses were $1.2 million and $869 thousand for the three-month periods ended June 30, 2017 and 2016.  The increase of $322 thousand was principally due to increased debit card processing costs as usage has increased.

Advertising and business development: Advertising and business development expenses were $624 thousand for the three months ended June 30, 2017 and $330 thousand for the three months ended June 30, 2016.  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously mentioned mergers.

Other real estate owned: Other real estate owned expenses, including provision for unrealized losses were $142 thousand for the three months ended June 30, 2017, offset by gains on the sale of other real estate owned of $72 thousand.  For the three months ended June 30, 2016, other real estate owned expenses, including provision for unrealized losses were $100 thousand, offset by gains on the sale of other real estate owned of $158 thousand.

Other: Other non-interest expenses, which consist of, subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $1.4 million for the three months ended June 30, 2017 and $801 thousand for the three months ended June 30, 2016.  The $557 thousand increase in other non-interest expenses includes incremental operating costs attributable to the acquired Community First and Prairie branches.

Six months ended June 30, 2017 compared with six months ended June 30, 2016: For the six months ended June 30, 2017, non-interest expense totaled $30.4 million, an increase of $10.7 million, or 54.6%, compared with the six months ended June 30, 2016.  The overall increase was primarily due to an increase in salaries and employee benefits of $5.6 million, an increase in other expense of $1.1 million, an increase in merger expenses of $1.1 million, an increase in net occupancy and expense of $856 thousand, an increase in data processing of $645 thousand, an increase in advertising and business development of $594 thousand, an increase in amortization of core deposit intangible of $271 thousand, and an increase in other real estate owned expenses of $267 thousand.  Non-interest expense for the six-month period ended June 30, 2017 includes $3.8 million of incremental operating expenses directly allocable to the five branch locations acquired with the Community First acquisition and $622 thousand of incremental operating expenses directly allocable to the Prairie acquisition.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the six months ended June 30, 2017 and 2016.

Non-Interest Expense

For the Six Months Ended June 30,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Salaries and employee benefits	$16,042	$10,458	$5,584	53.4%
Net occupancy and equipment	3,018	2,162	856	39.6%
Data processing	2,352	1,707	645	37.8%
Professional fees	978	1,017	(39)	-3.8%
Advertising and business development	1,142	548	594	108.4%
Telecommunications	691	518	173	33.4%
FDIC insurance	325	513	(188)	-36.6%
Courier and postage	462	303	159	52.5%
Free nationwide ATM cost	445	315	130	41.3%
Loan expense	459	260	199	76.5%
Amortization of core deposit intangible	444	173	271	156.6%
Other real estate owned	275	8	267	3337.5%
Other	2,662	1,590	1,072	67.4%
Sub-Total	29,295	19,572	9,723	49.7%
Merger expenses	1,062	—	1,062	100.0%
Loss on debt extinguishment	—	58	(58)	-100.0%
Total non-interest expense	$30,357	$19,630	$10,727	54.6%

Salaries and employee benefits: Salaries and benefits were $16.0 million for the six months ended June 30, 2017, as compared to $10.5 million for the six months ended June 30, 2016.  The increase in salaries and benefits of $5.6 million includes approximately $2.4 million allocable to the Community First acquisition and $395 thousand allocable to the Prairie acquisition.  Included in salaries and employee benefits is stock-based compensation expense of $244 thousand for the six months ended June 30, 2017 and $135 thousand in the comparable period of 2016.  The remaining $2.9 million increase in salaries and benefits reflect cost-of-living/merit raises and the addition of lending, customer service and operations staff.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $3.0 million for the six months ended June 30, 2017 and $2.2 million for the six months ended June 30, 2016. The 2017 expenses include expenses of $556 thousand for five branches that were part of the acquisition of Community First and expenses of $58 thousand for three branches that were part of the acquisition of Prairie.

Data processing: Data processing expenses were $2.4 million and $1.7 million for the six-month periods ended June 30, 2017 and 2016.  The increase of $645 thousand was principally due to increased debit card processing costs as usage has increased.

Advertising and business development: Advertising and business development expenses were $1.1 million for the six months ended June 30, 2017 and $548 thousand for the six months ended June 30, 2016.  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously described mergers.

Other real estate owned: Other real estate owned expenses, including provision for unrealized losses were $319 thousand for the six months ended June 30, 2017, offset by gains on the sale of other real estate owned of $44 thousand.  For the six months ended June 30, 2016, other real estate owned expenses, including provision for unrealized losses were $168 thousand, offset by gains on the sale of other real estate owned of $160 thousand.

Other: Other non-interest expenses, which consist of, subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; deposit customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $2.7 million for the six months ended June 30, 2017 and $1.6 million for the six months ended June 30, 2016.  The $1.1 million increase in other non-interest expenses includes incremental operating costs attributable to the acquired Community First and Prairie branches.

Merger expenses: Merger expenses were $1.1 million for the six months ended June 30, 2017. There were no merger expenses during the first six months of 2016.  The $1.1 million in merger expenses for the six month period ended June 30, 2017 consisted of $136 thousand associated with the acquisition of Community First and $926 thousand associated with the acquisition of Prairie.

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

Our efficiency ratio was 59.8% for the three months ended June 30, 2017, compared with 68.2% for the three months ended June 30, 2016.  The decrease was primarily due to increased net interest income, partially offset by increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Our efficiency ratio was 60.7% for the six months ended June 30, 2017, compared with 66.1% for the six months ended June 30, 2016.  The decrease was primarily due to increased net interest income, partially offset by increased non-interest expense, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” and increased non-interest expense.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amounts of tax-exempt investment income, non-taxable life insurance income, non-deductible expenses and available federal income tax credits.

Three months ended June 30, 2017 compared with three months ended June 30, 2016: For the three months ended June 30, 2017, income tax expense was $3.0 million compared with $1.3 million for the three months ended June 30, 2016.  Our effective tax rate for the second quarter of 2017 was higher at 32.4% as compared to 31.8% for the second quarter of 2016.  The U.S. statutory rate was 35.0% for both periods.

Six months ended June 30, 2017 compared with six months ended June 30, 2016: For the six months ended June 30, 2017, income tax expense was $5.1 million compared with $2.9 million for the six months ended June 30, 2016.  Our effective tax rate for the first six months of 2017 was 31.2% as compared to 31.8% for the first six months of 2016.  The effective tax rates for each of the comparable periods reflect the levels of tax-exempt income, non-taxable life insurance income and federal income tax credits estimated to be included in our financial results for the applicable full fiscal years.

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

Financial Condition

Our total assets increased $216.4 million, or 9.9%, from $2.19 billion at December 31, 2016, to $2.41 billion at June 30, 2017.  The increase in total assets was primarily from increases of $144.7 million in net loans held for investment, primarily acquired in the Prairie acquisition, and $66.5 million in held-to-maturity securities. Our total liabilities increased $188.3 million, or 9.7%, from $1.93 billion at December 31, 2016 to $2.12 billion at June 30, 2017. The increase in total liabilities was primarily from increases in total deposits of $189.2 million, largely due to the Prairie acquisition.  Our total stockholders’ equity increased $28.1 million, or 10.9%, from $258.0 million at December 31, 2016 to $286.1 million at June 30, 2017.  The increase in total stockholders’ equity was primarily from an increase in additional paid-in capital of $16.4 million, largely related to the Prairie acquisition, and an increase in retained earnings of $11.2 million.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At June 30, 2017, our gross loans held for portfolio totaled $1.53 billion, an increase of $145.8 million, or 10.5%, primarily acquired in the Prairie acquisition, compared with December 31, 2016. The overall increase in loan volume consisted of $65.0 million from agricultural, $37.2 million from commercial real estate, $31.0 from agricultural real estate, $12.2 million from commercial and industrial, $10.2 million from real estate construction, and $2.3 million from consumer, partially offset by a decrease of $12.3 million in residential real estate.  We also had loans classified as held for sale totaling $3.5 million at June 30, 2017.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita and Kansas City Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas and Missouri.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas and Missouri.  As of June 30, 2017, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At June 30, 2017, gross total loans were 84.0% of deposits and 63.5% of total assets.  At December 31, 2016, gross total loans were 84.9% of deposits and 63.1% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	June 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$360,687	23.6%	$348,465	25.2%
Real estate loans:
Commercial real estate	515,998	33.8%	478,815	34.6%
Real estate construction	124,541	8.1%	114,293	8.3%
Residential real estate	326,097	21.3%	338,387	24.4%
Agricultural real estate	69,371	4.5%	38,331	2.8%
Total real estate loans	1,036,007	67.7%	969,826	70.1%
Consumer	43,241	2.8%	40,902	2.9%
Agricultural	89,461	5.9%	24,412	1.8%
Total loans held for investment	$1,529,396	100.0%	$1,383,605	100.0%
Total loans (net of allowances)	$1,521,828	100.0%	$1,377,173	100.0%
Total loans held for sale	$3,463	100.0%	$4,830	100.0%

Commercial and industrial: Commercial and industrial loans include loans used to purchase fixed assets, provide working capital, or meet other financing needs of the business.  Our commercial and industrial portfolio totaled $360.7 million at June 30, 2017, an increase of $12.2 million, or 3.5%, compared to December 31, 2016.

Commercial real estate: Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Our commercial real estate loans were $516.0 million at June 30, 2017, an increase of $37.2 million, or 7.8%, compared to December 31, 2016.

Real estate construction: Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer. Our real estate construction portfolio totaled $124.5 million at June 30, 2017, an increase of $10.2 million, or 9.0%, compared to December 31, 2016.

Residential real estate: Residential real estate loans include loans secured by primary or secondary personal residences.  Our residential real estate portfolio totaled $326.1 million at June 30, 2017, a decrease of $12.3 million, or 3.6%, compared to December 31, 2016.  Our purchased residential real estate loans totaled $82.2 million at June 30, 2017, a decrease of $8.5 million compared to December 31, 2016, or 68.9% of the overall decrease in residential real estate loans.

Agricultural real estate, Agricultural, Consumer and other: Agricultural real estate loans are loans related to farmland.  Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced. Consumer loans are generally secured by consumer assets, but may be unsecured.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2017 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2017
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$114,223	$157,925	$88,539	$360,687
Real Estate:
Commercial real estate	87,915	274,849	153,234	515,998
Real estate construction	49,739	46,225	28,577	124,541
Residential real estate	8,835	12,357	304,905	326,097
Agricultural real estate	23,912	27,877	17,582	69,371
Total real estate	170,401	361,308	504,298	1,036,007
Consumer	7,416	28,944	6,881	43,241
Agricultural	65,528	18,635	5,298	89,461
Total	$357,568	$566,812	$605,016	$1,529,396
Loans with a predetermined fixed interest rate	202,839	348,830	192,735	744,404
Loans with an adjustable/floating interest rate	154,729	217,982	412,281	784,992
Total	$357,568	$566,812	$605,016	$1,529,396

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

The risk category of loans by class of loans is as follows as of June 30, 2017:

Risk Category of Loans by Class

	As of June 30, 2017
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$346,510	$14,177	$360,687
Real estate:
Commercial real estate	505,433	10,565	515,998
Real estate construction	110,929	13,612	124,541
Residential real estate	321,091	5,006	326,097
Agricultural real estate	63,906	5,465	69,371
Total real estate	1,001,359	34,648	1,036,007
Consumer	42,871	370	43,241
Agricultural	85,168	4,293	89,461
Total	$1,475,908	$53,488	$1,529,396

The risk category of loans by class of loans is as follows as of December 31, 2016:

Risk Category of Loans by Class

	As of December 31, 2016
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$341,307	$7,158	$348,465
Real estate:
Commercial real estate	464,095	14,720	478,815
Real estate construction	111,975	2,318	114,293
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Total real estate	945,558	24,268	969,826
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	$1,383,605

At June 30, 2017, loans considered pass rated credits decreased to 96.5% of total loans, down from 97.7% of total loans at December 31, 2016.  Classified loans were $53.5 million at June 30, 2017, an increase of $21.3 million, or 66.0%, from $32.2 million at December 31, 2016.  Of this increase, $7.7 million was directly attributable to loans acquired with the Prairie merger.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$25,882	$22,693
Accruing loans 90 or more days past due	271	—
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	11,714	8,656
Total nonperforming assets	$37,867	$31,349
Ratios:
Nonperforming assets to total assets	1.57%	1.43%
Nonperforming assets to total loans plus OREO	2.46%	2.25%

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

We had $26.2 million in nonperforming loans at June 30, 2017, compared with $22.7 million at December 31, 2016. The nonperforming loans at June 30, 2017 consisted of 212 separate credits and 155 separate borrowers.  We had four non-performing loan relationships with an outstanding balance in excess of $1.0 million as of June 30, 2017.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At June 30, 2017, the Company had $27.3 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $9.5 million at December 31, 2016.

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

Recorded Investment in Purchased Credit Impaired Loans

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
Contractually required payments	$32,584	$27,413
Discount	(8,816)	(8,914)
Recorded investment	$23,768	$18,499

Analysis of allowance for loan losses: At June 30, 2017, the allowance for loan losses totaled $7.6 million, or 0.49% of total loans.  At December 31, 2016, the allowance for loan losses aggregated $6.4 million, or 0.46% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $6.8 million, or 0.45%, of the $1.50 billion in loans collectively evaluated for impairment at June 30, 2017, compared to an allowance for loan losses of $5.8 million, or 0.43% of the $1.36 billion in loans collectively evaluated for impairment at December 31, 2016.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio. Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans decreased to 0.03% for the three months ended June 30, 2017, as compared to 0.20% for the three months ended June 30, 2016.  Annualized net losses as a percentage of average loans decreased to 0.08% for the six months ended June 30, 2017, as compared to 0.16% for the six months ended June 30, 2016.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Average loans outstanding	$1,519,289	$950,243	$1,461,503	$947,305
Gross loans outstanding at end of period(1)	$1,529,396	$980,110	$1,529,396	$980,110
Allowance for loan losses at beginning of the period	$7,048	$5,980	$6,432	$5,506
Provision for loan losses	628	532	1,723	1,255
Charge-offs:
Commercial and industrial	(409)	(7)	(422)	(62)
Real estate:
Commercial real estate	(29)	(190)	(92)	(224)
Real estate construction	—	—	—	—
Residential real estate	(27)	(200)	(238)	(248)
Agricultural real estate	(3)	—	(3)	(23)
Consumer	(242)	(153)	(601)	(281)
Agricultural	―	―	(41)	(3)
Total charge-offs	(710)	(550)	(1,397)	(841)
Recoveries:
Commercial and industrial	23	2	26	9
Real estate:
Commercial real estate	406	27	474	32
Real estate construction	—	—	—	—
Residential real estate	93	20	98	26
Agricultural real estate	—	—	—	—
Consumer	75	19	207	42
Agricultural	5	—	5	1
Total recoveries	602	68	810	110
Net recoveries (charge-offs)	(108)	(482)	(587)	(731)
Allowance for loan losses at end of the period	$7,568	$6,030	$7,568	$6,030
Ratio of allowance to period-ended loans	0.49%	0.62%	0.49%	0.62%
Annualized ratio of net charge-offs (recoveries) to average loans	0.03%	0.20%	0.08%	0.16%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	June 30, 2017		December 31, 2016
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$2,070	27.4%	$1,881	29.3%
Real estate:
Commercial real estate	2,074	27.4%	1,808	28.1%
Real estate construction	650	8.6%	612	9.5%
Residential real estate	1,999	26.4%	1,765	27.4%
Agricultural real estate	109	1.4%	35	0.6%
Consumer	522	6.9%	266	4.1%
Agricultural	144	1.9%	65	1.0%
Total allowance for loan losses	$7,568	100.0%	$6,432	100.0%

Management believes that the allowance for loan losses at June 30, 2017 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2017.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At June 30, 2017, the carrying amount of investment securities totaled $624.6 million, an increase of $63.2 million, or 11.2%, compared with December 31, 2016.  At June 30, 2017, securities represented 25.9% of total assets compared with 25.6% at December 31, 2016.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$—	$—	$4,766	$4,782
Residential mortgage-backed securities (issued by government-sponsored entities)	92,320	91,254	88,257	86,703
Corporate	—	—	3,000	3,039
Small Business Administration loan pools	182	193	210	223
State and political subdivisions	496	499	499	499
Equity securities	500	489	500	486
Total available-for-sale securities	$93,498	$92,435	$97,232	$95,732

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	June 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$998	$988	$998	$965
Residential mortgage-backed securities (issued by government-sponsored entities)	382,278	379,907	338,749	334,733
Corporate	22,990	23,435	12,988	13,099
Small Business Administration loan pools	2,229	2,231	2,398	2,382
State and political subdivisions	123,664	124,735	110,576	109,977
Total held-to-maturity securities	$532,159	$531,296	$465,709	$461,156

At June 30, 2017 and December 31, 2016, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2017 and December 31, 2016.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	June 30, 2017
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	—%	$3,538	1.83%	$218	2.38%	$87,498	2.76%	$91,254	2.72%
Small Business Administration loan pools	—	—%	—	—%	—	—%	193	5.21%	193	5.21%
State and political subdivisions(1)	196	1.11%	303	1.76%	—	—%	—	—%	499	1.50%
Total available-for-sale securities	$196	1.11%	$3,841	1.83%	$218	2.38%	$87,691	2.77%	$91,946	2.72%
Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	6,422	2.62%	12,893	2.65%	362,963	2.82%	382,278	2.82%
Corporate	—	—%	5,270	2.74%	17,720	4.59%	—	—%	22,990	4.17%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,229	2.61%	2,229	2.61%
State and political subdivisions(1)	3,111	2.49%	17,166	2.86%	28,285	3.08%	75,102	3.24%	123,664	3.13%
Total held-to-maturity securities	$3,111	2.49%	$29,856	2.74%	$58,898	3.44%	$440,294	2.89%	$532,159	2.94%
Total debt securities	$3,307	2.41%	$33,697	2.64%	$59,116	3.44%	$527,985	2.87%	$624,105	2.91%

(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2016
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government- sponsored entities	$—	—%	$—	—%	$4,782	2.48%	$—	—%	$4,782	2.48%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	3,601	1.87%	270	2.38%	82,832	2.66%	86,703	2.63%
Corporate	—	—%	—	—%	3,039	1.96%	—	—%	3,039	1.96%
Small Business Administration loan pools	—	—%	—	—%	—	—%	223	5.21%	223	5.21%
State and political subdivisions(1)	—	—%	499	1.50%	—	—%	—	—%	499	1.50%
Total available-for-sale securities	$—	—%	$4,100	1.83%	$8,091	2.29%	$83,055	2.67%	$95,246	2.60%
Held-to-maturity securities:
U.S. government- sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	4,190	2.50%	8,751	2.75%	325,808	2.75%	338,749	2.74%
Corporate	—	—%	5,304	2.74%	—	—%	7,684	2.64%	12,988	2.68%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,398	2.61%	2,398	2.61%
State and political subdivisions(1)	2,812	2.49%	15,122	2.86%	30,942	3.06%	61,700	3.28%	110,576	3.14%
Total held-to-maturity securities	$2,812	2.49%	$25,614	2.73%	$39,693	2.99%	$397,590	2.83%	$465,709	2.83%
Total debt securities	$2,812	2.49%	$29,714	2.60%	$47,784	2.87%	$480,645	2.80%	$560,955	2.79%

(2)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At June 30, 2017 and December 31, 2016, 95.1% and 96.0% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.7 years and 5.4 years and a modified duration of 4.2 years and 4.8 years.

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

The following table shows our composition of deposits at June 30, 2017 and December 31, 2016:

Composition of Deposits

	June 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$262,508	14.4%	$207,668	12.8%
Interest-bearing demand	422,306	23.2%	492,583	30.2%
Savings and money market	479,090	26.3%	377,042	23.1%
Time	655,773	36.1%	553,158	33.9%
Total deposits	$1,819,677	100.0%	$1,630,451	100.0%

Total deposits at June 30, 2017 were $1.82 billion, an increase of $189.2 million, or 11.6%, compared to total deposits of $1.63 billion at December 31, 2016.  The increase in total deposits is primarily due to increases in non-interest-bearing demand deposits of $54.8 million, or 26.4%, savings and money market deposits of $102.0 million, or 27.1%, and time deposits of $102.6 million, or 18.6%, partially offset by decreases in interest-bearing deposits of $70.3 million, or 14.3%.  The Prairie acquisition added $30.8 million in non-interest-bearing deposits, $49.3 million in savings deposits, and $45.3 million in time deposits.  The remaining increase in non-interest-bearing demand deposits is primarily from small business checking, basic checking, commercial analysis checking and public fund customer balances.  The decrease in interest-bearing demand accounts is largely due to the decrease in public fund balances related to distribution of tax monies at the local level.  The remaining increase in savings and money market deposits is mainly a result of ongoing business development.  The remaining increase in time deposits is primarily the result of growth in public funds customer balances.

Included in the savings and money market deposits are brokered deposit balances of $2.8 million as of June 30, 2017 and $2.7 million as of December 31, 2016.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding. Brokered certificates of deposit as of June 30, 2017 were $4.1 million and $5.4 million at December 31, 2016.  These balances were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(Dollars in thousands)
3 months or less	$64,046	$52,799
Over 3 through 6 months	67,351	41,555
Over 6 through 12 months	115,497	96,606
Over 12 months	167,948	138,860
Total Time Deposits	$414,842	$329,820

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements: We have available federal funds lines of credit with our correspondent banks. As of June 30, 2017 and December 31, 2016, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  Retail repurchase agreements are secured by investment securities held by us totaling $21.8 million at June 30, 2017 and $23.4 million at December 31, 2016.  The agreements are on a day-to-day basis and can be terminated on demand.  At June 30, 2017 and December 31, 2016, we had retail repurchase agreements with banking customers of $21.1 million and $20.6 million.

FHLB advances: FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  At June 30, 2017 and December 31, 2016 we had no term advances with the FHLB.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  Our FHLB borrowings were collateralized by certain qualifying loans totaling $467.5 million at June 30, 2017.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $204.6 million at June 30, 2017.

Bank stock loan: On January 28, 2016, we entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $20.0 million, secured by our stock in Equity Bank.  At December 31, 2016, there was no outstanding balance on this loan.  The borrowing facility matured on January 26, 2017, and was subsequently extended, at which time we entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30.0 million, secured by our stock in Equity Bank.  At June 30, 2017, there was no outstanding balance on this loan.  The borrowing facility will mature on March 12, 2018.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  We are also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility. We can use the proceeds from the borrowing facility to fund future acquisitions and for general corporate purposes approved by the lender.

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

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $13.8 million at June 30, 2017 and $13.7 million at December 31, 2016.

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

During the six-month periods ended June 30, 2017 and 2016 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $1.46 billion for the six months ended June 30, 2017, an increase of 44.7% over December 31, 2016 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 5.2 years and a modified duration of 4.6 years at June 30, 2017.

Cash and cash equivalents were $24.2 million at June 30, 2017, a decrease of $10.9 million from the $35.1 million cash and cash equivalents at December 31, 2016.  The net cash provided by operating activities of $14.0 million and net cash provided by financing activities of $62.5 million were offset by net cash used in investing activities of $87.5 million, resulting in a net use of cash and cash equivalents of $10.9 million.  Cash and cash equivalents at January 1, 2017 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first six months of 2017 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of June 30, 2017 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions Commitments

As of June 30, 2017

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$6,478	$695	$25	$—	$7,198
Commitments to extend credit	155,232	19,308	23,234	34,892	232,666
Total	$161,710	$20,003	$23,259	$34,892	$239,864

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2017 and December 31, 2016, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of June 30, 2017, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $286.1 million at June 30, 2017, an increase of $28.1 million, or 10.9%, compared with December 31, 2016.  The increase was attributable to common stock of $14.9 million, net of issuance expenses, issued as part of the merger with Prairie State Bancshares, Inc., retained earnings of $11.2 million for the six months ended June 30, 2017, common stock issued upon the exercise of stock options of $726 thousand, stock based compensation of $732 thousand, a change in accumulated other comprehensive income of $433 thousand, and repayments on employee stock loans of $72 thousand.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations.  These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of June 30, 2017 to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

As of June 30, 2017

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$242,616	14.34%	$156,517	9.25%	$177,667	10.50%	$ N/A	N/A
Tier 1 capital (to risk weighted assets)	235,048	13.89%	122,675	7.25%	143,826	8.50%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	221,223	13.07%	97,294	5.75%	118,445	7.00%	N/A	N/A
Tier 1 leverage capital (to average assets)	235,048	10.15%	92,628	4.00%	92,628	4.00%	N/A	N/A
The Bank(2)
Total capital (to risk weighted assets)	$224,162	13.25%	$156,522	9.25%	$177,674	10.50%	$169,213	10.00%
Tier 1 capital (to risk weighted assets)	216,594	12.80%	122,680	7.25%	143,831	8.50%	135,371	8.00%
Common equity tier 1 capital (to risk weighted assets)	216,594	12.80%	97,298	5.75%	118,449	7.00%	109,989	6.50%
Tier 1 leverage capital (to average assets)	216,594	9.35%	92,634	4.00%	92,634	4.00%	115,793	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and tangible book value per diluted common share and compares these values with book value per common share:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$286,058	$279,206	$257,964	$161,248	$158,188
Less: goodwill	64,587	64,521	58,874	18,130	18,130
Less: core deposit intangibles, net	5,719	5,954	4,715	1,289	1,376
Less: mortgage servicing asset, net	20	22	23	25	26
Less: naming rights, net	1,282	1,293	—	—	—
Tangible common equity	$214,450	$207,416	$194,352	$141,804	$138,656
Common shares outstanding at period end	12,206,319	12,202,237	11,680,308	8,219,415	8,219,415
Diluted common shares outstanding at period end	12,441,429	12,450,315	11,873,480	8,365,283	8,334,445
Book value per common share	23.44	$22.88	$22.09	$19.62	$19.25
Tangible book value per common share	17.57	$17.00	$16.64	$17.25	$16.87
Tangible book value per diluted common share	17.24	$16.66	$16.37	$16.95	$16.64

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Total stockholders’ equity	$286,058	$279,206	$257,964	$161,248	$158,188
Less: goodwill	64,587	64,521	58,874	18,130	18,130
Less: core deposit intangibles, net	5,719	5,954	4,715	1,289	1,376
Less: mortgage servicing asset, net	20	22	23	25	26
Less: naming rights, net	1,282	1,293	—	—	—
Tangible common equity	$214,450	$207,416	$194,352	$141,804	$138,656
Total assets	$2,408,624	$2,399,256	$2,192,192	$1,557,082	$1,544,857
Less: goodwill	64,587	64,521	58,874	18,130	18,130
Less: core deposit intangibles, net	5,719	5,954	4,715	1,289	1,376
Less: mortgage servicing asset, net	20	22	23	25	26
Less: naming rights, net	1,282	1,293	—	—	—
Tangible assets	$2,337,016	$2,327,466	$2,128,580	$1,537,638	$1,525,325
Equity to assets	11.88%	11.64%	11.77%	10.36%	10.24%
Tangible common equity to tangible assets	9.18%	8.91%	9.13%	9.22%	9.09%

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

The following table reconciles, as of the dates set forth below, return on average stockholders equity and return on average tangible common equity:

	As of and for the three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Total average stockholders’ equity	$283,187	$264,736	$204,773	$159,887	$156,403
Less: average intangible assets	71,720	65,185	44,144	23,116	21,309
Average tangible common equity	$211,467	$199,551	$160,629	$136,771	$135,094
Net income allocable to common stockholders	$6,354	$4,864	$417	$2,671	$2,846
Amortization of intangible assets	247	218	155	88	88
Less: tax effect of intangible assets amortization	86	76	54	31	31
Adjusted net income allocable to common stockholders	$6,515	$5,006	$518	$2,728	$2,903
Return on total average stockholders’ equity (ROAE) annualized	9.00%	7.45%	0.81%	6.65%	7.32%
Return on average tangible common equity (ROATCE) annualized	12.36%	10.17%	1.28%	7.94%	8.64%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio:

	Three months ended
	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
	(Dollars in thousands)
Non-interest expense	$15,131	$15,226	$16,711	$10,734	$9,941
Less: Merger expenses	136	926	5,057	237	—
Non-interest expense, excluding merger expenses	$14,995	$14,300	$11,654	$10,497	$9,941
Net interest income	$21,199	$19,893	$15,663	$11,982	$12,194
Non-interest income	$3,962	$3,339	$2,789	$2,527	$2,452
Less: net gain from securities transactions	83	13	—	—	59
Non-interest income, excluding net gain from securities transactions	$3,879	$3,326	$2,789	$2,527	$2,393
Net interest income plus non-interest income, excluding net gain from securities transactions	$25,078	$23,219	$18,452	$14,509	$14,587
Non-interest expense to net interest income plus non-interest income	60.14%	65.54%	90.56%	73.98%	67.88%
Efficiency Ratio	59.79%	61.59%	63.16%	72.35%	68.15%

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

The change in the impact of net interest income from the base case for June 30, 2017 and December 31, 2016, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for June 30, 2017 and December 31, 2016 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 48.0% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2017	December 31, 2016
+300 basis points	(9.2)%	(11.2)%
+200 basis points	(5.4)%	(6.9)%
+100 basis points	(2.3)%	(3.2)%
0 basis points	—	—
-100 basis points	(1.5)%	(0.6)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated:

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2017	December 31, 2016
+300 basis points	(13.7)%	(22.4)%
+200 basis points	(6.4)%	(12.9)%
+100 basis points	(2.0)%	(3.8)%
0 basis points	—	—
-100 basis points	(2.6)%	2.7%

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

Equity Bancshares, Inc.

August 9, 2017	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 9, 2017	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer

EQUITY BANCSHARES, INC.

INDEX TO EXHIBITS

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**

These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.