Form 10-Q
period 2017-09-30
EQUITY BANCSHARES INC
filed 2017-11-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 3, 2017
Class A Common Stock, par value $0.01 per share	12,234,019

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2017 and December 31, 2016

(Dollar amounts in thousands)

	(Unaudited) September 30,	December 31,
	2017	2016
ASSETS
Cash and due from banks	$27,444	$34,137
Federal funds sold	21	958
Cash and cash equivalents	27,465	35,095
Interest-bearing time deposits in other banks	3,741	3,750
Available-for-sale securities	81,116	95,732
Held-to-maturity securities, fair value of $528,627 and $461,156	528,944	465,709
Loans held for sale	4,283	4,830
Loans, net of allowance for loan losses of $7,969 and $6,432	1,532,792	1,377,173
Other real estate owned, net	8,169	8,656
Premises and equipment, net	55,596	50,515
Bank owned life insurance	49,123	48,055
Federal Reserve Bank and Federal Home Loan Bank stock	17,107	16,652
Interest receivable	9,761	6,991
Goodwill	64,587	58,874
Core deposit intangible, net	5,476	4,715
Other	17,266	15,445
Total assets	$2,405,426	$2,192,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$263,746	$207,668
Total non-interest-bearing deposits	263,746	207,668
Savings, NOW, and money market	959,498	869,625
Time	645,249	553,158
Total interest-bearing deposits	1,604,747	1,422,783
Total deposits	1,868,493	1,630,451
Federal funds purchased and retail repurchase agreements	31,181	20,637
Federal Home Loan Bank advances	190,021	259,588
Subordinated debentures	13,896	13,684
Contractual obligations	2,211	2,504
Interest payable and other liabilities	7,789	7,364
Total liabilities	2,113,591	1,934,228
Commitments and contingent liabilities, see Notes 10 and 11
Stockholders’ equity, see Note 6
Common stock	137	132
Additional paid-in capital	253,027	236,103
Retained earnings	60,703	44,328
Accumulated other comprehensive loss	(2,220)	(2,702)
Employee stock loans	(157)	(242)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	291,835	257,964
Total liabilities and stockholders’ equity	$2,405,426	$2,192,192

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months ended September 30, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2017	2016	2017	2016
Interest and dividend income
Loans, including fees	$20,420	$11,493	$60,482	$34,885
Securities, taxable	2,982	1,855	8,930	6,051
Securities, nontaxable	863	383	2,510	1,043
Federal funds sold and other	323	519	963	1,513
Total interest and dividend income	24,588	14,250	72,885	43,492
Interest expense
Deposits	3,270	1,707	8,740	4,984
Federal funds purchased and retail repurchase agreements	15	16	40	42
Federal Home Loan Bank advances	731	386	1,967	1,063
Subordinated debentures	251	159	725	469
Total interest expense	4,267	2,268	11,472	6,558
Net interest income	20,321	11,982	61,413	36,934
Provision for loan losses	727	104	2,450	1,359
Net interest income after provision for loan losses	19,594	11,878	58,963	35,575
Non-interest income
Service charges and fees	1,303	851	3,679	2,437
Debit card income	1,175	722	3,385	2,127
Mortgage banking	521	442	1,546	1,019
Increase in value of bank owned life insurance	359	249	1,068	746
Net gain from securities transactions	175	—	271	479
Other	502	263	1,387	869
Total non-interest income	4,035	2,527	11,336	7,677
Non-interest expense
Salaries and employee benefits	8,353	5,391	24,395	15,849
Net occupancy and equipment	1,603	1,159	4,621	3,321
Data processing	1,218	883	3,570	2,590
Professional fees	759	527	1,737	1,544
Advertising and business development	535	353	1,677	901
Telecommunications	275	285	966	803
FDIC insurance	290	240	615	753
Courier and postage	222	179	684	482
Free nationwide ATM cost	238	173	683	488
Amortization of core deposit intangible	243	87	687	260
Loan expense	199	153	658	413
Other real estate owned	219	156	494	164
Loss on debt extinguishment	—	—	—	58
Merger expenses	1,023	237	2,085	237
Other	1,211	911	3,873	2,501
Total non-interest expense	16,388	10,734	46,745	30,364
Income before income taxes	7,241	3,671	23,554	12,888
Provision for income taxes	2,084	1,000	7,179	3,931
Net income	5,157	2,671	16,375	8,957
Dividends and discount accretion on preferred stock	—	—	—	(1)
Net income allocable to common stockholders	$5,157	$2,671	$16,375	$8,956
Basic earnings per share	$0.42	$0.32	$1.36	$1.09
Diluted earnings per share	$0.41	$0.32	$1.33	$1.07

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months ended September 30, 2017 and 2016

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$5,157	$2,671	$16,375	$8,957
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	119	355	652	1,988
Amortization of unrealized losses on held-to-maturity securities	135	165	399	457
Reclassification adjustment for net gains included in net income	(175)	—	(271)	(893)
Total other comprehensive income (loss)	79	520	780	1,552
Tax effect	(30)	(197)	(298)	(590)
Other comprehensive income (loss), net of tax	49	323	482	962
Comprehensive income	$5,206	$2,994	$16,857	$9,919

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2017 and 2016

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock		Additional		Accumulated Other	Employee		Total
	Series C	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2016	$16,372	8,211,727	$97	$138,077	$34,955	$(2,371)	$(242)	$(19,655)	$167,233
Net income	—	—	—	—	8,957	—	—	—	8,957
Other comprehensive income, net of tax effects	—	—	—	—	—	962	—	—	962
Retirement of preferred stock	(16,372)	—	—	—	—	—	—	—	(16,372)
Stock based compensation	—	—	—	348	—	—	—	—	348
Common stock issued upon exercise of stock options	—	7,688	—	121	—	—	—	—	121
Cash dividends declared and accrued on preferred stock	—	—	—	—	(1)	—	—	—	(1)
Balance at September 30, 2016	$—	8,219,415	$97	$138,546	$43,911	$(1,409)	$(242)	$(19,655)	$161,248

Balance at January 1, 2017	$—	11,680,308	$132	$236,103	$44,328	$(2,702)	$(242)	$(19,655)	$257,964
Net income	—	—	—	—	16,375	—	—	—	16,375
Other comprehensive income, net of tax effects	—	—	—	—	—	482	—	—	482
Stock based compensation	—	3,712	—	882	—	—	—	—	882
Common stock issued upon exercise of stock options	—	66,834	—	1,134	—	—	—	—	1,134
Repayments on employee stock loans	—	—	—	—	—	—	85	—	85
Issuance of common stock in connection with the acquisition of Prairie State Bancshares, net of issuance expenses of $329	—	479,465	5	14,908	—	—	—	—	14,913
Balance at September 30, 2017	$—	12,230,319	$137	$253,027	$60,703	$(2,220)	$(157)	$(19,655)	$291,835

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	(Unaudited) September 30,
	2017	2016
Cash flows from operating activities
Net income	$16,375	$8,957
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	882	348
Depreciation	1,820	1,258
Provision for loan losses	2,450	1,359
Net (accretion) amortization of purchase valuation adjustments	(3,676)	445
Amortization of premiums and discounts on securities	2,053	2,011
Amortization of intangibles	692	264
Deferred income taxes	(77)	(56)
FHLB stock dividends	(550)	(511)
Loss (gain) on sales and valuation adjustments on other real estate owned	(33)	(129)
Net loss (gain) on securities transactions	(271)	(479)
Loss (gain) on disposal of premise and equipment	1	(40)
Loss (gain) on sales of loans	(1,298)	(883)
Originations of loans held for sale	(53,986)	(36,037)
Proceeds from the sale of loans held for sale	55,830	37,354
Increase in the value of bank owned life insurance	(1,068)	(746)
Change in fair value of derivatives recognized in earnings	4	8
Net change in:
Interest receivable	(442)	(172)
Other assets	(2,043)	265
Interest payable and other liabilities	2	104
Net cash provided by (used in) operating activities	16,665	13,320
Cash flows to investing activities
Purchases of available-for-sale securities	(23,908)	(56,056)
Purchases of held-to-maturity securities	(102,975)	(69,959)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	38,981	86,066
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	42,680	34,472
Net change in interest-bearing time deposits in other banks	9	250
Net change in loans	(28,038)	1,457
Purchase of premises and equipment	(4,480)	(2,086)
Proceeds from sale of premise and equipment	2	208
Net redemption (purchase) of FHLB and FRB stock	293	(63)
Proceeds from sale of other real estate owned	4,678	2,830
Purchase of Prairie, net of cash acquired	(6,005)	—
Net cash provided by (used in) investing activities	(78,763)	(2,881)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	112,565	(38,191)
Net change in federal funds purchased and retail repurchase agreements	10,544	4,620
Net borrowings (payments) on Federal Home Loan Bank line of credit	(69,567)	23,317
Principal payments on bank stock loan	—	(18,612)
Principal payments on employee stock loans	85	—
Proceeds from the exercise of employee stock options	1,134	109
Redemption of Series C preferred stock	—	(16,372)
Net change in contractual obligations	(293)	(262)
Dividends paid on preferred stock	—	(42)
Excess tax benefits recognized on exercise of employee stock options	—	12
Net cash provided by (used in) financing activities	54,468	(45,421)
Net change in cash and cash equivalents	(7,630)	(34,982)

Cash and cash equivalents, beginning of period	35,095	56,829
Ending cash and cash equivalents	$27,465	$21,847
Supplemental cash flow information:
Interest paid	$10,461	$6,375
Income taxes paid, net of refunds	6,222	2,080
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	4,158	2,537
Securities purchased but not settled	—	5,458
Total fair value of assets acquired in purchase of Prairie, net of cash	146,509	—
Total fair value of liabilities assumed in purchase of Prairie, net of cash	125,591	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2017.  Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or any other period.

Effective January 1, 2017, the Company adopted the provisions of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting.  In accordance with ASU 2016-09, excess tax benefits and deficiencies, which are generated when the tax-return deduction for a share-based payment award differs from the compensation cost recognized for financial reporting purposes, are recognized as income tax benefits or expense in the income statement in the period in which the excess tax benefits occur.  The provision for income taxes for the nine months ended September 30, 2017, was reduced by excess income tax benefits of $347 associated with stock options exercised during the period.  This reduction in the provision for income taxes increased net income $347 or $0.03 per fully diluted share.  ASU 2016-09 was adopted on a prospective basis.  Prior to the adoption of ASU 2016-09, excess tax benefits were recognized in additional paid in capital.  There was $12 excess tax benefits recognized in the nine months ended September 30, 2016.

Recent Accounting Pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amended existing guidance related to revenue from contracts with customers.  This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue.  In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer.  These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period.  The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application.  Interest income earned on financial instruments is outside the scope of the update and as a result, the impact of the update is limited to certain components of noninterest income.  The Company’s noninterest income is generated by customer transactions or through the passage of time and as a result the pattern or timing of income recognition is not expected to be impacted under the update.  The Company, although still evaluating the impact of this new accounting standard on the consolidated financial statements, has concluded that likely the most significant impact will be the disaggregated disclosure of certain components of noninterest income.

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

In March 2017, the FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities, this update shortens the amortization period of certain callable debt securities held at a premium to the earliest call date.  The amendments in this update are effective for the Company’s fiscal year beginning after December 15, 2018, and interim periods within that fiscal year; however, early adoption is permitted.  If early adoption of this update is elected by the Company, any adjustments will be reflected as of the beginning of the fiscal year.  The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and the Company will be required to provide change in accounting principle disclosures.  The Company is currently evaluating the impact of this new accounting guidance and an estimate of the impact to the Company’s financial statements is not known at this time.

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities, with the stated objective of improving the financial reporting of hedging relationships to better reflect the economics of hedging transactions and to simplify the application of hedge accounting.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Potential effects on the Company’s current hedging activities include eliminating the requirement to separately measure and report hedge ineffectiveness, providing additional flexibility for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk and easing certain hedge documentation and assessment requirements.  Initial evaluation of this new accounting standard indicates that it will not materially impact the Company’s financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$81,539	$8	$(1,116)	$80,431
State and political subdivisions	196	—	—	196
Equity securities	500	—	(11)	489
	$82,235	$8	$(1,127)	$81,116
December 31, 2016
Available-for-sale securities
U.S. Government-sponsored entities	$4,766	$16	$—	$4,782
Residential mortgage-backed securities (issued by government-sponsored entities)	88,257	93	(1,647)	86,703
Corporate	3,000	39	—	3,039
Small Business Administration loan pools	210	13	—	223
State and political subdivisions	499	—	—	499
Equity securities	500	—	(14)	486
	$97,232	$161	$(1,661)	$95,732

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows:

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(7)	$991
Residential mortgage-backed (securities issued by government sponsored entities)	377,691	1,170	(3,093)	375,768
Corporate	22,991	426	—	23,417
Small Business Administration loan pools	2,048	10	(7)	2,051
State and political subdivisions	125,216	1,808	(624)	126,400
	$528,944	$3,414	$(3,731)	$528,627
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(33)	$965
Residential mortgage-backed (securities issued by government sponsored entities)	338,749	686	(4,702)	334,733
Corporate	12,988	139	(28)	13,099
Small Business Administration loan pools	2,398	1	(17)	2,382
State and political subdivisions	110,576	1,211	(1,810)	109,977
	$465,709	$2,037	$(6,590)	$461,156

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at September 30, 2017, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$196	$196	$2,065	$2,071
One to five years	—	—	26,185	26,724
Five to ten years	—	—	43,583	44,629
After ten years	—	—	79,420	79,435
Mortgage-backed securities	81,539	80,431	377,691	375,768
Total debt securities	$81,735	$80,627	$528,944	$528,627

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $458,243 at September 30, 2017 and $439,208 at December 31, 2016.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2017 and December 31, 2016:

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2017
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$80,140	$(1,116)	$—	$—	$80,140	$(1,116)
Equity securities	—	—	489	(11)	489	(11)
Total temporarily impaired securities	$80,140	$(1,116)	$489	$(11)	$80,629	$(1,127)
December 31, 2016
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$77,414	$(1,647)	$—	$—	$77,414	$(1,647)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$77,414	$(1,647)	$486	$(14)	$77,900	$(1,661)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$991	$(7)	$—	$—	$991	$(7)
Residential mortgage-backed (issued by government-sponsored entities)	298,965	(3,744)	16,024	(520)	314,989	(4,264)
Small Business Administration loan pools	932	(7)	1,119	(27)	2,051	(34)
State and political subdivisions	32,912	(334)	8,682	(328)	41,594	(662)
Total temporarily impaired securities	$333,800	$(4,092)	$25,825	$(875)	$359,625	$(4,967)
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$965	$(33)	$—	$—	$965	$(33)
Residential mortgage-backed (issued by government-sponsored entities)	291,003	(5,922)	10,801	(426)	301,804	(6,348)
Corporate	5,407	(16)	3,166	(28)	8,573	(44)
Small Business Administration loan pools	1,068	(2)	1,314	(45)	2,382	(47)
State and political subdivisions	65,220	(2,122)	—	—	65,220	(2,122)
Total temporarily impaired securities	$363,663	$(8,095)	$15,281	$(499)	$378,944	$(8,594)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of September 30, 2017, the Company held 24 available-for-sale securities and 257 held-to-maturity securities in an unrealized loss position.

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

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Proceeds	$17,804	$—	$24,326	$70,957
Gross gains	175	—	271	893
Gross losses	—	—	—	—
Income tax expense on net realized gains	67	—	104	342

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at September 30, 2017 and December 31, 2016 include:

	September 30, 2017	December 31, 2016
Commercial real estate	$656,202	$593,108
Commercial and industrial	363,102	348,465
Residential real estate	320,930	338,387
Agricultural real estate	71,727	38,331
Consumer	42,929	40,902
Agricultural	85,871	24,412
Total loans	1,540,761	1,383,605
Allowance for loan losses	(7,969)	(6,432)
Net loans	$1,532,792	$1,377,173

The Company has participated in mortgage finance loans with another institution, (the “originator”).  These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group.  These loans are typically on the Company’s balance sheet for 10 to 20 days.  As of September 30, 2017 and December 31, 2016, the Company had balances of $10,000 and $10,000 in mortgage finance loans classified as commercial and industrial.

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  As of September 30, 2017 and December 31, 2016, residential real estate loans include $77,385 and $90,705 of purchased residential real estate loans from these pools.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $1,805 at September 30, 2017, and $3,043 at December 31, 2016.

Over-draft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $906 at September 30, 2017 and $567 at December 31, 2016.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended September 30, 2017 and 2016:

September 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,724	$2,070	$1,999	$109	$522	$144	$7,568
Provision for loan losses	331	(42)	105	31	301	1	727
Loans charged-off	(146)	(1)	—	(13)	(221)	—	(381)
Recoveries	8	8	3	—	35	1	55
Total ending allowance balance	$2,917	$2,035	$2,107	$127	$637	$146	$7,969

September 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,308	$1,574	$1,917	$41	$127	$63	$6,030
Provision for loan losses	307	(126)	(285)	(2)	207	3	104
Loans charged-off	(52)	(11)	(30)	—	(96)	—	(189)
Recoveries	32	26	51	1	25	—	135
Total ending allowance balance	$2,595	$1,463	$1,653	$40	$263	$66	$6,080

The following tables present the activity in the allowance for loan losses by class for the nine-month periods ended September 30, 2017 and 2016:

September 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Provision for loan losses	253	543	479	108	951	116	2,450
Loans charged-off	(238)	(423)	(238)	(16)	(822)	(41)	(1,778)
Recoveries	482	34	101	—	242	6	865
Total ending allowance balance	$2,917	$2,035	$2,107	$127	$637	$146	$7,969

September 30, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Provision for loan losses	756	135	30	33	386	19	1,359
Loans charged-off	(276)	(73)	(278)	(23)	(377)	(3)	(1,030)
Recoveries	64	35	77	1	67	1	245
Total ending allowance balance	$2,595	$1,463	$1,653	$40	$263	$66	$6,080

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of September 30, 2017 and December 31, 2016:

September 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$135	$41	$354	$34	$46	$13	$623
Collectively evaluated for impairment	2,778	1,994	1,700	87	590	133	7,282
Purchase credit impaired loans	4	—	53	6	1	—	64
Total	$2,917	$2,035	$2,107	$127	$637	$146	$7,969
Loan Balance:
Individually evaluated for impairment	$3,096	$8,623	$4,256	$1,298	$463	$446	$18,182
Collectively evaluated for impairment	643,427	350,166	314,676	66,761	42,461	81,346	1,498,837
Purchase credit impaired loans	9,679	4,313	1,998	3,668	5	4,079	23,742
Total	$656,202	$363,102	$320,930	$71,727	$42,929	$85,871	$1,540,761

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$270	$22	$288	$2	$45	$—	$627
Collectively evaluated for impairment	2,150	1,859	1,477	33	221	65	5,805
Purchase credit impaired loans	—	—	—	—	—	—	—
Total	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Loan Balance:
Individually evaluated for impairment	$3,182	$550	$3,321	$834	$429	$3	$8,319
Collectively evaluated for impairment	577,863	344,414	332,962	36,668	40,471	24,409	1,356,787
Purchase credit impaired loans	12,063	3,501	2,104	829	2	—	18,499
Total	$593,108	$348,465	$338,387	$38,331	$40,902	$24,412	$1,383,605

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of September 30, 2017 and December 31, 2016.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	September 30, 2017			December 31, 2016
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$6,882	$1,938	$—	$904	$676	$—
Commercial and industrial	8,233	8,201	—	510	309	—
Residential real estate	972	717	—	1,230	980	—
Agricultural real estate	965	965	—	824	812	—
Consumer	—	—	—	53	51	—
Agricultural	318	315	—	—	—	—
Subtotal	17,370	12,136	—	3,521	2,828	—
With an allowance recorded:
Commercial real estate	1,686	1,198	139	4,493	2,506	270
Commercial and industrial	450	422	41	265	240	22
Residential real estate	4,389	4,070	407	2,433	2,341	288
Agricultural real estate	503	396	40	23	23	2
Consumer	576	467	47	449	378	45
Agricultural	132	132	13	3	3	—
Subtotal	7,736	6,685	687	7,666	5,491	627
Total	$25,106	$18,821	$687	$11,187	$8,319	$627

The tables below present average recorded investment and interest income related to impaired loans for the three months and nine months ended September 30, 2017 and 2016.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,471	$44	$1,760	$2
Commercial and industrial	4,613	252	697	—
Residential real estate	557	1	1,004	12
Agricultural real estate	514	—	589	—
Consumer	—	—	49	—
Agricultural	164	1	184	—
Subtotal	7,319	298	4,283	14
With an allowance recorded:
Commercial real estate	1,542	—	849	10
Commercial and industrial	469	4	57	—
Residential real estate	4,071	12	931	10
Agricultural real estate	397	—	—	—
Consumer	412	4	263	1
Agricultural	206	2	—	5
Subtotal	7,097	22	2,100	26
Total	$14,416	$320	$6,383	$40

	As of and for the nine months ended
	September 30, 2017		September 30, 2016
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,307	$44	$1,385	$6
Commercial and industrial	4,255	252	799	—
Residential real estate	848	2	776	15
Agricultural real estate	888	12	449	—
Consumer	26	—	26	—
Agricultural	157	1	121	1
Subtotal	7,481	311	3,556	22
With an allowance recorded:
Commercial real estate	1,852	7	1,998	14
Commercial and industrial	331	4	93	—
Residential real estate	3,205	25	903	13
Agricultural real estate	210	—	—	—
Consumer	423	6	202	6
Agricultural	67	2	24	5
Subtotal	6,088	44	3,220	38
Total	$13,569	$355	$6,776	$60

The following tables present the aging of the recorded investment in past due loans as of September 30, 2017 and December 31, 2016, by portfolio and class of loans:

September 30, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$562	$295	$—	$7,178	$648,167	$656,202
Commercial and industrial	267	48	—	12,931	349,856	363,102
Residential real estate	403	520	—	5,158	314,849	320,930
Agricultural real estate	432	—	—	4,488	66,807	71,727
Consumer	330	77	—	467	42,055	42,929
Agricultural	13	—	—	4,525	81,333	85,871
Total	$2,007	$940	$—	$34,747	$1,503,067	$1,540,761

December 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,955	$788	$—	$12,258	$577,107	$593,108
Commercial and industrial	419	—	—	4,051	343,995	348,465
Residential real estate	368	847	—	4,285	332,887	338,387
Agricultural real estate	—	—	—	1,664	36,667	38,331
Consumer	303	43	—	432	40,124	40,902
Agricultural	52	—	—	3	24,357	24,412
Total	$4,097	$1,678	$—	$22,693	$1,355,137	$1,383,605

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

The risk category of loans by class of loans is as follows as of September 30, 2017 and December 31, 2016:

September 30, 2017	Unclassified	Classified	Total
Commercial real estate	$643,669	$12,533	$656,202
Commercial and industrial	346,982	16,120	363,102
Residential real estate	315,616	5,314	320,930
Agricultural real estate	63,137	8,590	71,727
Consumer	42,460	469	42,929
Agricultural	81,502	4,369	85,871
Total	$1,493,366	$47,395	$1,540,761

December 31, 2016	Unclassified	Classified	Total
Commercial real estate	$576,070	$17,038	$593,108
Commercial and industrial	341,307	7,158	348,465
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	$1,383,605

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchase credit impaired loans as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Contractually required principal payments	$32,140	$27,413
Discount	(8,398)	(8,914)
Recorded investment	$23,742	$18,499

The remaining estimated accretable yield associated with these loans was $1,960 and $1,063 as of September 30, 2017 and December 31, 2016.  The interest income recognized on these loans for the three-month and nine-month periods ended September 30, 2017 and 2016 was $750, $2,162, $196 and $434.  For the three and nine-month periods ended September 30, 2017 there was a $3 and a $64 provision for loan losses recorded for these loans. For the three and nine-month periods ended September 30, 2016, there was a provision for loan losses of $0 and $0 recorded for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of September 30, 2017 or December 31, 2016.

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

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At September 30, 2017, the portfolio of interest rate swaps had a weighted average maturity of 8.9 years, a weighted average pay rate of 4.93% and a weighted average rate received of 3.91%.  At December 31, 2016, the portfolio of interest rate swaps had a weighted average maturity of 9.0 years, a weighted average pay rate of 4.82% and a weighted average rate received of 3.50%.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At September 30, 2017, the interest rate cap had a term of 2.1 years and a cap rate of 4.50%. At December 31, 2016, the interest rate cap had a term of 2.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$17,333	$—	$217	$15,923	$—	$39
Total derivatives designated as hedging relationships	17,333	—	217	15,923	—	39
Derivatives not designated as hedging instruments:
Interest rate caps/floors	2,648	1	—	2,865	1	—
Total derivatives not designated as hedging instruments	2,648	1	—	2,865	1	—
Total	$19,981	1	217	$18,788	1	39
Cash collateral		—	(460)		—	(190)
Netting adjustments		243	243		151	151
Net amount presented in Balance Sheet		$244	$—		$152	$—

For the three-month and nine-month periods ended September 30, 2017 and 2016, the Company recorded net gains/(losses) on derivatives and hedging activities:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	1	1	—	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	1	1	—	(1)
Net gains (losses) on derivatives and hedging activities	$1	$1	$—	$(1)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended September 30, 2017 and 2016.

	September 30, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(11)	$11	$—	$(28)
Total	$(11)	$11	$—	$(28)

	September 30, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$100	$(100)	$—	$(50)
Total	$100	$(100)	$—	$(50)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine-month periods ended September 30, 2017 and 2016.

	September 30, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(104)	$104	$—	$(112)
Total	$(104)	$104	$—	$(112)

	September 30, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(750)	$750	$—	$(136)
Total	$(750)	$750	$—	$(136)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Federal funds purchased	$—	$—
Retail repurchase agreements	31,181	20,637

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $29,854 and $23,389 at September 30, 2017 and December 31, 2016.  The agreements are on a day-to-day basis and can be terminated on demand.

	September 30, 2017	December 31, 2016
Year-to-date average daily balance during the period	$21,659	$22,599
Maximum month-end balance during the period	$31,181	$25,382
Weighted average interest rate at period-end	0.27%	0.27%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Federal Home Loan Bank line of credit advances	$190,021	$259,588
Federal Home Loan Bank fixed rate term advances	—	—
Total Federal Home Loan Bank advances	$190,021	$259,588

At September 30, 2017, the Company had $190,021 drawn against its line of credit at a weighted average rate of 1.28%.  At December 31, 2016, the $259,588 drawn against the Federal Home Loan Bank line of credit was at a weighted average rate of 0.72%.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $409,164 and $454,025 at September 30, 2017 and December 31, 2016.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $213,640 and $193,674 at September 30, 2017 and December 31, 2016.

Bank stock loan

On January 28, 2016, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $20,000, secured by the Company’s stock in Equity Bank.  At December 31, 2016, there was no outstanding balance on this loan.  The borrowing facility matured on January 26, 2017, and was subsequently extended, at which time the Company entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank.  At September 30, 2017, there was no outstanding balance on this loan.  The borrowing facility will mature on March 12, 2018.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily. Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At September 30, 2017 and December 31, 2016, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Class A common stock – issued	13,314,849	12,393,124
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	12,043,806	11,122,081
Class B common stock – issued	421,416	793,130
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	186,513	558,227

Treasury stock is stated at cost, determined by the first-in, first-out method.

On March 10, 2017, the Company completed its acquisition of Prairie State Bancshares, Inc. (“Prairie”) of Hoxie, Kansas.  There were a total of 479,465 shares of Class A common stock issued in connection with this acquisition.

Agreements with certain owners of Class B common stock required the Company to issue Class A common stock to replace equal numbers of Class B common stock in the event of a future transfer from the owner to an unaffiliated party.  The Class B common stock owner could require this exchange in certain stipulated transactions including the transfer of shares of Class B common stock to: (1) the Company or its bank subsidiary, (2) in a widespread public distribution, (3) a transfer in which no transferee receives two percent or more of any class of the Company’s voting securities, or (4) to a transferee that would control more than fifty percent of the Company’s voting securities without any transfer from the purchaser.  On October 4, 2017, the Company entered into an agreement with the owner of the outstanding 186,513 shares of Class B common stock to exchange those shares for 186,513 shares of the Company’s Class A common stock. This exchange was subsequently completed on October 6, 2017.

Restricted stock unit plan termination loans

In May 2015, in connection with the termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued to employees with vested restricted stock units.  Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance.  These loans totaling $157 at September 30, 2017 and $242 at December 31, 2016, are collateralized with the shares received, have a maturity date of December 31, 2017 and have an interest rate of 0.96%.

Accumulated other comprehensive income (loss)

At September 30, 2017 and December 31, 2016, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of September 30, 2017 and December 31, 2016 were as follows:

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income
September 30, 2017
Net unrealized or unamortized gains (losses)	$(1,119)	$(2,477)	$(3,596)
Tax effect	428	948	1,376
	$(691)	$(1,529)	$(2,220)
December 31, 2016
Net unrealized or unamortized gains (losses)	$(1,500)	$(2,876)	$(4,376)
Tax effect	574	1,100	1,674
	$(926)	$(1,776)	$(2,702)

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

As of September 30, 2017, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2017 and December 31, 2016 are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total capital to risk weighted assets
Equity Bancshares, Inc.	$249,020	14.62%	$157,603	9.25%	$178,901	10.50%	$ N/A	N/A
Equity Bank	224,234	13.17%	157,547	9.25%	178,837	10.50%	170,321	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	241,051	14.15%	123,527	7.25%	144,825	8.50%	N/A	N/A
Equity Bank	216,265	12.70%	123,482	7.25%	144,773	8.50%	136,256	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	227,155	13.33%	97,970	5.75%	119,267	7.00%	N/A	N/A
Equity Bank	216,265	12.70%	97,934	5.75%	119,224	7.00%	110,708	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	241,051	10.32%	93,422	4.00%	93,422	4.00%	N/A	N/A
Equity Bank	216,265	9.26%	93,429	4.00%	93,429	4.00%	116,787	5.00%
December 31, 2016
Total capital to risk weighted assets
Equity Bancshares, Inc.	$221,779	14.67%	$130,372	8.63%	$158,714	10.50%	$ N/A	N/A
Equity Bank	196,478	13.01%	130,283	8.63%	158,606	10.50%	151,053	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	215,347	14.25%	100,141	6.63%	128,483	8.50%	N/A	N/A
Equity Bank	190,046	12.58%	100,073	6.63%	128,395	8.50%	120,842	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	201,663	13.34%	77,468	5.13%	105,809	7.00%	N/A	N/A
Equity Bank	190,046	12.58%	77,415	5.13%	105,737	7.00%	98,184	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	215,347	11.81%	72,920	4.00%	72,920	4.00%	N/A	N/A
Equity Bank	190,046	10.42%	72,924	4.00%	72,924	4.00%	91,155	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine months ended September 30, 2017 and 2016:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Basic:
Net income allocable to common stockholders	$5,157	$2,671	$16,375	$8,956
Weighted average common shares outstanding	12,209,499	8,219,415	12,076,725	8,215,760
Weighted average vested restricted stock units	2,255	—	1,622	—
Weighted average shares	12,211,754	8,219,415	12,078,347	8,215,760
Basic earnings per common share	$0.42	$0.32	$1.36	$1.09
Diluted:
Net income allocable to common stockholders	$5,157	$2,671	$16,375	$8,956
Weighted average common shares outstanding for:
Basic earnings per common share	12,211,754	8,219,415	12,078,347	8,215,760
Dilutive effects of the assumed exercise of stock options	261,625	128,151	255,064	117,853
Dilutive effects of the assumed vesting of restricted stock units	3,232	—	2,300	—
Average shares and dilutive potential common shares	12,476,611	8,347,566	12,335,711	8,333,613
Diluted earnings per common share	$0.41	$0.32	$1.33	$1.07

Average outstanding stock options of 168,164 and 87,992 for the three-month periods ended September 30, 2017 and 2016 and 135,575 and 88,536 for the nine-month periods ended September 30, 2017 and 2016 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	September 30, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$80,431	$—
State and political subdivisions	—	196	—
Equity securities	489	—	—
Derivative assets:
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	243	—	—
Total derivative assets	243	1	—
Total assets	$732	$80,628	$—
Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$217	$—
Cash collateral held by counterparty	(217)	—	—
Total derivative liabilities	(217)	217	—
Total liabilities	$(217)	$217	$—

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$4,782	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	86,703	—
Corporate	—	3,039	—
Small Business Administration loan pools	—	223	—
State and political subdivisions	—	499	—
Equity securities	486	—	—
Derivative assets:
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	151	—	—
Total derivative assets	151	1	—
Total assets	$637	$95,247	$—
Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$39	$—
Cash collateral held by counterparty	(39)	—	—
Total derivative liabilities	(39)	39	—
Total liabilities	$(39)	$39	$—

There were no material transfers between levels during the nine months ended September 30, 2017 or the year ended December 31, 2016. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below:

	September 30, 2017
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$1,059
Commercial and industrial	—	—	381
Residential real estate	—	—	3,663
Agricultural real estate	—	—	356
Other	—	—	539
Other real estate owned:
Commercial real estate	—	—	2,251
Residential real estate	—	—	438

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,236
Commercial and industrial	—	—	218
Residential real estate	—	—	2,053
Agricultural real estate	—	—	21
Other	—	—	336
Other real estate owned:
Commercial real estate	—	—	2,400
Residential real estate	—	—	429

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2017 or at December 31, 2016.

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

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
September 30, 2017
Impaired loans	$5,998	Sales Comparison Approach	Adjustments for differences between comparable sales	23%-31% (4%)
December 31, 2016
Impaired loans	$4,864	Sales Comparison Approach	Adjustments for differences between comparable sales	7%-26% (9%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	September 30, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$27,465	$27,465	$27,465	$—	$—
Interest bearing deposits	3,741	3,741	—	3,741	—
Available-for-sale securities	81,116	81,116	489	80,627	—
Held-to-maturity securities	528,944	528,627	—	528,627	—
Loans held for sale	4,283	4,283	—	4,283	—
Loans, net of allowance for loan losses	1,532,792	1,532,962	—	—	1,532,962
Federal Reserve Bank and Federal Home Loan Bank stock	17,107	N/A	N/A	N/A	N/A
Interest receivable	9,761	9,761	—	9,761	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	243	243	243	—	—
Total derivative assets	244	244	243	1	—
Total assets	$2,205,453	$2,188,199	$28,197	$627,040	$1,532,962
Financial liabilities:
Deposits	$1,868,493	$1,874,621	$—	$1,874,621	$—
Federal funds purchased and retail repurchase agreements	31,181	31,181	—	31,181	—
Federal Home Loan Bank advances	190,021	190,021	—	190,021	—
Subordinated debentures	13,896	13,896	—	13,896	—
Contractual obligations	2,211	2,211	—	2,211	—
Interest payable	1,410	1,410	—	1,410	—
Derivative liabilities	217	217	—	217	—
Cash collateral held by derivative counterparty	(217)	(217)	(217)	—	—
Total derivative liabilities	—	—	(217)	217	—
Total liabilities	$2,107,212	$2,113,340	$(217)	$2,113,557	$—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,095	$35,095	$35,095	$—	$—
Interest bearing deposits	3,750	3,750	—	3,750	—
Available-for-sale securities	95,732	95,732	486	95,246	—
Held-to-maturity securities	465,709	461,156	—	461,156	—
Loans held for sale	4,830	4,830	—	4,830	—
Loans, net of allowance for loan losses	1,377,173	1,374,700	—	—	1,374,700
Federal Reserve Bank and Federal Home Loan Bank stock	16,652	N/A	N/A	N/A	N/A
Interest receivable	6,991	6,991	—	6,991	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	151	151	151	—	—
Total derivative assets	152	152	151	1	—
Total assets	$2,006,084	$1,982,406	$35,732	$571,974	$1,374,700
Financial liabilities:
Deposits	$1,630,451	$1,635,881	$—	$1,635,881	$—
Federal funds purchased and retail repurchase agreements	20,637	20,637	—	20,637	—
Federal Home Loan Bank advances	259,588	259,588	—	259,588	—
Subordinated debentures	13,684	13,684	—	13,684	—
Contractual obligations	2,504	2,504	—	2,504	—
Interest payable	728	728	—	728	—
Derivative liabilities	39	39	—	39	—
Cash collateral held by derivative counterparty	(39)	(39)	(39)	—	—
Total derivative liabilities	—	—	(39)	39	—
Total liabilities	$1,927,592	$1,933,022	$(39)	$1,933,061	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$13,576	$47,970	$24,988	$50,362
Mortgage loans in the process of origination	8,605	1,503	7,267	2,696
Unused lines of credit	69,850	80,541	45,251	68,085

The fixed rate loan commitments have interest rates ranging from 3.75% to 6.94% and maturities ranging from 1 month to 119 months.

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

The contractual amounts of standby letters of credit as of September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$3,121	$2,704	$5,762	$2,769

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

NOTE 12 – SUBSEQUENT EVENTS

On July 14, 2017, the Company entered into an agreement and plan of reorganization with Eastman National Bancshares, Inc. (“Eastman”).  Eastman is the holding company of The Eastman National Bank (“ENB”), which has four branch locations in Oklahoma:  Ponca City (3) and Newkirk.  This transaction has been approved by regulators and Eastman’s stockholders and is expected to close in the fourth quarter of 2017.  In their September 30, 2017, unaudited Consolidated Report of Condition, ENB reported total assets of $256,682, which included total loans of $186,519 and securities of $60,200.  At September 30, 2017, total liabilities of $231,214 were reported by ENB, which included deposits of $219,849.  ENB reported $3,746 in net income before income taxes for the nine months ended September 30, 2017.  The Company anticipates there will be goodwill and a core deposit intangible recorded with this acquisition.  Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair values of identifiable assets acquired and liabilities assumed.

Also on July 14, 2017, the Company entered into an agreement and plan of reorganization with Cache Holdings, Inc. (“Cache”).  Cache is the holding company of Patriot Bank (“Patriot”), which has one branch location in Tulsa, Oklahoma.  This transaction has been approved by regulators and Cache’s stockholders and is also expected to close in the fourth quarter of 2017.  In their September 30, 2017, unaudited Consolidated Report of Condition, Patriot reported total assets of $329,912, which included total loans of $309,300.  At September 30, 2017, total liabilities of $292,850 were reported by Patriot, which included deposits of $277,726.  Patriot reported $5,841 in net income before income taxes for the nine months ended September 30, 2017.  The Company anticipates there will be goodwill and a core deposit intangible recorded with this acquisition.

NOTE 13 – BUSINESS COMBINATIONS

On March 10, 2017, the Company acquired 100% of the outstanding common shares of Prairie State Bancshares, Inc., based in Hoxie, Kansas, referred to as “Prairie”.  Results of operations of Prairie were included in the Company’s results of operations beginning March 11, 2017.  There were acquisition-related costs of $926 associated with this merger ($572 on an after-tax basis) that were included in merger expenses in the Company’s income statement for the nine months ended September 30, 2017.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 37 full service branches located in Arkansas, Kansas and Missouri.  As of September 30, 2017, we had consolidated total assets of $2.41 billion, total loans held for investment of $1.53 billion (net of allowances), total deposits of $1.87 billion and total stockholders’ equity of $291.8 million.  During the three-month periods ended September 30, 2017 and September 30, 2016, net income was $5.2 million and $2.7 million and for the nine-month periods ended September 30, 2017 and September 30, 2016, net income was $16.4 million and $9.0 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$24,588	$25,082	$23,215	$18,307	$14,250
Interest expense	4,267	3,883	3,322	2,644	2,268
Net interest income	20,321	21,199	19,893	15,663	11,982
Provision for loan losses	727	628	1,095	760	104
Net gain from securities transactions	175	83	13	—	—
Other non-interest income	3,860	3,879	3,326	2,789	2,527
Merger expenses	1,023	136	926	5,057	237
Other non-interest expense	15,365	14,995	14,300	11,654	10,497
Income before income taxes	7,241	9,402	6,911	981	3,671
Provision for income taxes	2,084	3,048	2,047	564	1,000
Net income	5,157	6,354	4,864	417	2,671
Net income allocable to common stockholders	5,157	6,354	4,864	417	2,671
Basic earnings per share	$0.42	$0.52	$0.41	$0.04	$0.32
Diluted earnings per share	$0.41	$0.51	$0.40	$0.04	$0.32
Balance Sheet Data (at period end)
Cash and cash equivalents	$27,465	$24,212	$35,321	$35,095	$21,847
Available-for-sale securities	81,116	92,435	103,178	95,732	102,391
Held-to-maturity securities	528,944	532,159	519,239	465,709	349,915
Loans held for sale	4,283	3,463	4,021	4,830	3,071
Gross loans held for investment	1,540,761	1,529,396	1,518,576	1,383,605	956,070
Allowance for loan losses	7,969	7,568	7,048	6,432	6,080
Loans held for investment, net of allowance for loan losses	1,532,792	1,521,828	1,511,528	1,377,173	949,990
Goodwill and core deposit intangibles, net	70,063	70,306	70,475	63,589	19,419
Other intangible assets	1,290	1,302	1,315	23	25
Total assets	2,405,426	2,408,624	2,399,256	2,192,192	1,557,082
Total deposits	1,868,493	1,819,677	1,821,090	1,630,451	1,177,732
Borrowings	235,098	292,302	288,521	293,909	203,569
Total liabilities	2,113,591	2,122,566	2,120,050	1,934,228	1,395,834
Total stockholders’ equity	291,835	286,058	279,206	257,964	161,248
Tangible common equity*	220,482	214,450	207,416	194,352	141,804
Performance ratios
Return on average assets (ROAA) annualized	0.85%	1.07%	0.88%	0.09%	0.64%
Return on average equity (ROAE) annualized	7.08%	9.00%	7.45%	0.81%	6.65%
Return on average tangible common equity (ROATCE) annualized*	9.71%	12.36%	10.17%	1.28%	7.94%
Yield on loans annualized	5.30%	5.45%	5.61%	5.21%	4.72%
Cost of interest-bearing deposits annualized	0.82%	0.75%	0.72%	0.68%	0.66%
Net interest margin annualized	3.68%	3.91%	3.96%	3.60%	3.06%
Efficiency ratio*	63.54%	59.79%	61.59%	63.16%	72.35%
Non-interest income / average assets annualized	0.67%	0.67%	0.61%	0.59%	0.60%
Non-interest expense / average assets annualized	2.71%	2.55%	2.76%	3.52%	2.56%
Capital Ratios
Tier 1 Leverage Ratio	10.32%	10.15%	10.52%	11.81%	9.42%
Common Equity Tier 1 Capital Ratio	13.33%	13.07%	12.69%	13.34%	13.57%

Tier 1 Risk Based Capital Ratio	14.15%	13.89%	13.51%	14.25%	14.45%
Total Risk Based Capital Ratio	14.62%	14.34%	13.93%	14.67%	15.02%
Equity / Assets	12.13%	11.88%	11.64%	11.77%	10.36%
Tangible common equity to tangible assets*	9.45%	9.18%	8.91%	9.13%	9.22%
Book value per share	$23.86	$23.44	$22.88	$22.09	$19.62
Tangible common book value per share*	$18.03	$17.57	$17.00	$16.64	$17.25
Tangible common book value per diluted share*	$17.64	$17.24	$16.66	$16.37	$16.95

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

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On November 10, 2016, we completed our acquisition of Community First Bancshares, Inc. (“Community First”) of Harrison, Arkansas.  The acquisition of Community First added five branch locations in northern Arkansas.  Results of operations of Community First were included in our financial results beginning November 11, 2016.  On March 10, 2017, we completed our acquisition of Prairie State Bancshares, Inc. (“Prairie”) of Hoxie, Kansas.  The acquisition of Prairie added an additional three branch locations in western Kansas.  Results of operations of Prairie were included in our financial results beginning March 11, 2017.

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

Net Income

Three months ended September 30, 2017 compared with three months ended September 30, 2016:

Net income for the three months ended September 30, 2017 was $5.2 million as compared to net income of $2.7 million for the three months ended September 30, 2016.  Net income allocable to common stockholders also was $5.2 million for the three months ended September 30, 2017, compared to $2.7 million for the three months ended September 30, 2016, an increase of $2.5 million, or 93.1%.  During the three-month period ended September 30, 2017, increases in net interest income of $8.3 million and non-interest income of $1.5 million were partially offset by an increase in non-interest expense of $5.7 million when compared to the three-month period ended September 30, 2016.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016:

Net income for the nine months ended September 30, 2017 was $16.4 million as compared to net income of $9.0 million for the nine months ended September 30, 2016.  Net income allocable to common stockholders also was $16.4 million for the nine months ended September 30, 2017, compared to $9.0 million for the nine months ended September 30, 2016, an increase of $7.4 million, or 82.8%.  On January 4, 2016, we redeemed the Series C preferred stock initially issued to the U.S. Treasury in 2011 as part of the Small Business Lending Fund.  The Series C preferred stock paid dividends at a rate of 1.0% on the $16.4 million outstanding.  Net income allocable to common stockholders was decreased by $1 thousand during the first nine months of 2016 due to redemption of the preferred stock.  During the nine-month period ended September 30, 2017, increases in net interest income of $24.5 million and non-interest income of $3.7 million were partially offset by an increase in non-interest expense of $16.4 million when compared to the nine-month period ended September 30, 2016.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended September 30, 2017 compared with three months ended September 30, 2016: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2017 and 2016.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$1,528,658	$20,420	5.30%	$968,402	$11,493	4.72%
Taxable securities	507,776	2,982	2.33%	357,365	1,855	2.07%
Nontaxable securities	113,279	863	3.02%	57,011	383	2.67%
Federal funds sold and other	42,562	323	3.01%	172,733	519	1.20%
Total interest-earning assets	2,192,275	$24,588	4.45%	1,555,511	$14,250	3.65%
Non-interest-earning assets:
Other real estate owned, net	10,885			5,004
Premises and equipment, net	55,015			39,523
Bank owned life insurance	48,888			33,138
Goodwill and core deposit intangible, net	71,465			19,483
Other non-interest-earning assets	24,071			15,876
Total assets	$2,402,599			$1,668,535
Interest-bearing liabilities:
Interest-bearing demand deposits	$429,311	$613	0.57%	$278,061	$192	0.28%
Savings and money market	505,005	716	0.56%	304,999	316	0.41%
Savings, NOW and money market	934,316	1,329	0.56%	583,060	508	0.35%
Certificates of deposit	650,302	1,941	1.18%	439,095	1,199	1.09%
Total interest-bearing deposits	1,584,618	3,270	0.82%	1,022,155	1,707	0.66%
FHLB term and line of credit advances	227,879	731	1.27%	280,254	386	0.55%
Subordinated borrowings	13,851	251	7.19%	9,392	159	6.76%
Other borrowings	24,662	15	0.25%	24,535	16	0.26%
Total interest-bearing liabilities	1,851,010	$4,267	0.92%	1,336,336	$2,268	0.68%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	253,108			162,562
Non-interest-bearing liabilities	9,474			9,750
Stockholders’ equity	289,007			159,887
Total liabilities and stockholders’ equity	$2,402,599			$1,668,535
Net interest income		$20,321			$11,982
Interest rate spread			3.53%			2.97%
Net interest margin(2)			3.68%			3.06%
Total cost of deposits, including non-interest bearing deposits	$1,837,726	$3,270	0.71%	$1,184,717	$1,707	0.57%
Average interest-earning assets to interest-bearing liabilities			118.44%			116.40%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended September 30, 2017 and 2016.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2017 and 2016

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$7,336	$1,591	$8,927
Taxable securities	859	268	1,127
Nontaxable securities	422	58	480
Federal funds sold and other	(588)	392	(196)
Total interest-earning assets	$8,029	$2,309	$10,338
Interest-bearing liabilities:
Savings, NOW and money market	$401	$420	$821
Certificates of deposit	621	121	742
Total interest-bearing deposits	1,022	541	1,563
FHLB term and line of credit advances	(84)	429	345
Subordinated borrowings	81	11	92
Other borrowings	—	(1)	(1)
Total interest-bearing liabilities	$1,019	$980	$1,999
Net Interest Income	$7,010	$1,329	$8,339

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

Net interest income before the provision for loan losses for the three months ended September 30, 2017 was $20.3 million compared with $12.0 million for the three months ended September 30, 2016, an increase of $8.3 million, or 69.6%.  Interest income for the three months ended September 30, 2017 was $24.6 million, an increase of $10.3 million, or 72.5%, from $14.3 million for the three months ended September 30, 2016.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the three months ended September 30, 2017 was $4.3 million, an increase of $2.0 million, or 88.2%, from $2.3 million for the three months ended September 30, 2016.  The increase in interest expense was primarily due to an increase in the average volume of interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $20.4 million for the three months ended September 30, 2017; an increase of $8.9 million, or 77.7%, compared with the three months ended September 30, 2016.  This increase was due to an increase in average loans and to a lesser extent, an increase in the average yield on the loan portfolio.  The increase in average loan volume was primarily from the Community First and Prairie acquisitions.  Average loan volume increased $209.6 million in commercial real estate loans, $126.2 million in agricultural loans, $103.0 million in commercial and industrial loans, $96.3 million in mortgage loans, and $25.2 million in consumer loans.  The average yield on loans was 5.30% for the three months ended September 30, 2017 and 4.72% for the three months ended September 30, 2016.  The average yield on loans excluding loan fees was 5.11% for the three months ended September 30, 2017 and 4.57% for the three months ended September 30, 2016.  The increase in yield excluding loan fees was primarily due to an overall increasing rate environment and merger related fair value adjustment accretion. Interest income on all securities was $3.8 million for the quarter ended September 30, 2017; an increase of $1.6 million when compared to the quarter ended September 30, 2016.  The increase was due to the increase in average total securities of $206.7 million and a 31 basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities, corporate securities, and municipal securities.

Interest expense was $4.3 million for the three months ended September 30, 2017, an increase of $2.0 million over interest expense of $2.3 million for the three months ended September 30, 2016.  The change in interest expense was primarily due to an increase of $514.7 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $351.3 million for the three months ended September 30, 2017 when compared to the three months ended September 30, 2016, and the average rate on these interest-bearing deposits increased from 0.35% to 0.56% for the same periods.  The average balance increase in interest-bearing deposits is primarily due to the Community First and Prairie acquisitions and to a lesser extent, the result of actively managing deposits as a funding vehicle and expansion of our customer base.  The increase in rate on interest-bearing deposits was the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $211.2 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016, and the average rate increased from 1.09% to 1.18% for the same period.  The increase in interest expense on certificates of deposit was primarily due to an overall increasing rate environment.  Total cost of funds increased 24 basis points to 0.92% for the three months ended September 30, 2017 from 0.68% for the three months ended September 30, 2016.

Net interest margin was 3.68% for the three months ended September 30, 2017; an increase of 62 basis points when compared with net interest margin of 3.06% for the three months ended September 30, 2016. The increase in our net interest margin for the three months ended September 30, 2017 is primarily due to the increase in overall yield on interest-earnings assets.  Also, during the third quarter of 2016, we utilized a “leverage” or “spread” opportunity.  The spread opportunity involved borrowing overnight on our line of credit with the Federal Home Loan Bank (“FHLB”) and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions. Our net interest margin would have been approximately 3.33% without the spread opportunity for the three months ended September 30, 2016.  The spread opportunity was terminated at September 30, 2016 and would not have impacted the net interest margin reported for the three months ended September 30, 2017.  These changes resulted in an increase in net interest income of $8.3 million, an increase in average interest-earning assets of $636.8 million and an increase in net interest margin of 62 basis points when comparing the three-month periods ended September 30, 2017 and 2016.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine-month periods ended September 30, 2017 and 2016.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2017			2016
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$1,484,134	$60,482	5.45%	$954,388	$34,885	4.88%
Taxable securities	495,147	8,930	2.41%	365,469	6,051	2.21%
Nontaxable securities	110,147	2,510	3.05%	51,822	1,043	2.69%
Federal funds sold and other	45,968	963	2.80%	174,923	1,513	1.16%
Total interest-earning assets	2,135,396	$72,885	4.56%	1,546,602	$43,492	3.76%
Non-interest-earning assets:
Other real estate owned, net	9,273			5,622
Premises and equipment, net	53,547			39,135
Bank owned life insurance	48,536			32,891
Goodwill and core deposit intangible, net	69,480			19,572
Other non-interest-earning assets	24,964			16,678
Total assets	$2,341,196			$1,660,500
Interest-bearing liabilities:
Interest-bearing demand deposits	$446,737	$1,631	0.49%	$296,807	$593	0.27%
Savings and money market	460,652	1,749	0.51%	308,165	943	0.41%
Savings, NOW and money market	907,389	3,380	0.50%	604,972	1,536	0.34%
Certificates of deposit	620,571	5,360	1.15%	437,804	3,448	1.05%
Total interest-bearing deposits	1,527,960	8,740	0.76%	1,042,776	4,984	0.64%
FHLB term and line of credit advances	252,824	1,967	1.04%	260,829	1,063	0.54%
Bank stock loan	—	—	0.00%	204	—	0.09%
Subordinated borrowings	13,785	725	7.03%	9,335	469	6.72%
Other borrowings	21,659	40	0.25%	22,680	42	0.25%
Total interest-bearing liabilities	1,816,228	$11,472	0.84%	1,335,824	$6,558	0.66%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	236,691			158,601
Non-interest-bearing liabilities	9,213			9,324
Stockholders’ equity	279,064			156,751
Total liabilities and stockholders’ equity	$2,341,196			$1,660,500
Net interest income		$61,413			$36,934
Interest rate spread			3.72%			3.10%
Net interest margin(2)			3.85%			3.19%
Total cost of deposits, including non-interest bearing deposits	$1,764,651	$8,740	0.66%	$1,201,377	$4,984	0.55%
Average interest-earning assets to interest-bearing liabilities			117.57%			115.78%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the nine-month periods ended September 30, 2017 and 2016.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2017 and 2016

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$21,207	$4,390	$25,597
Taxable securities	2,301	578	2,879
Nontaxable securities	1,314	153	1,467
Federal funds sold and other	(1,656)	1,106	(550)
Total interest-earning assets	$23,166	$6,227	$29,393
Interest-bearing liabilities:
Savings, NOW and money market	$934	$910	$1,844
Certificates of deposit	1,553	359	1,912
Total interest-bearing deposits	2,487	1,269	3,756
FHLB term and line of credit advances	(33)	937	904
Subordinated borrowings	233	23	256
Other borrowings	(3)	1	(2)
Total interest-bearing liabilities	$2,684	$2,230	$4,914
Net Interest Income	$20,482	$3,997	$24,479

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

Net interest income before the provision for loan losses for the nine months ended September 30, 2017 was $61.4 million compared with $36.9 million for the nine months ended September 30, 2016, an increase of $24.5 million, or 66.3%.  Interest income for the nine months ended September 30, 2017 was $72.9 million, an increase of $29.4 million, or 67.6%, from $43.5 million for the nine months ended September 30, 2016.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period, primarily from the Community First and Prairie acquisitions.  Interest expense for the nine months ended September 30, 2017 was $11.5 million, an increase of $4.9 million, or 74.9%, from $6.6 million for the nine months ended September 30, 2016.  The increase in interest expense was primarily due to an increase in the average volume of interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $60.5 million for the nine months ended September 30, 2017; an increase of $25.6 million, or 73.4%, compared with the nine months ended September 30, 2016.  This increase was due to an increase in average loans and to a lesser extent, an increase in the average yield on the loan portfolio.  The increase in average loan volume was primarily from loans acquired in the Community First and Prairie acquisitions.  Loans increased an average of $194.6 million in commercial real estate loans, $109.6 million in mortgage loans, $104.3 million in agricultural loans, $96.7 million in commercial and industrial loans, and $24.6 million in consumer loans.  The average yield on loans was 5.45% for the nine months ended September 30, 2017 and 4.88% for the nine months ended September 30, 2016.  The average yield on loans excluding loan fees was 5.23% for the nine months ended September 30, 2017 and 4.66% for the nine months ended September 30, 2016.  The increase in yield excluding loan fees was primarily due to an overall increasing rate environment and merger related fair value adjustment accretion.  Interest income on all securities was $11.4 million for the nine-months ended September 30, 2017; an increase of $4.3 million when compared to the nine-months ended September 30, 2016.  The increase was due to the increase in average total securities of $188.0 million and a 26 basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities, corporate securities, and municipal securities.

Interest expense was $11.5 million for the nine months ended September 30, 2017, an increase of $4.9 million over interest expense of $6.6 million for the nine months ended September 30, 2016.  The change in interest expense was primarily due to an increase of $480.4 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $302.4 million for the nine months ended September 30, 2017 when compared to the nine months ended September 30, 2016, and the average rate on these interest-bearing deposits increased from 0.34% to 0.50% for the same periods.  The average balance increase in interest-bearing deposits was primarily a result of the Community First and Prairie acquisitions.  Additionally, we have grown our interest-bearing deposits by actively managing them as a funding vehicle and expanding our customer base.  The increase in rate on interest-bearing deposits is the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $182.8 million for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, and the average rate increased from 1.05% to 1.15% for the same period.  The increase in interest expense on certificates of deposit was primarily due to an overall increasing rate environment.  Primarily due to the factors discussed above, total cost of funds increased 18 basis points to 0.84% for the nine months ended September 30, 2017 from 0.66% for the nine months ended September 30, 2016.

Net interest margin was 3.85% for the nine months ended September 30, 2017; an increase of 66 basis points when compared with net interest margin of 3.19% for the nine months ended September 30, 2016.  The increase in our net interest margin for the nine months ended September 30, 2017 is primarily due to the increase in overall yield on interest-earnings assets.  Also, during the first nine months of 2016, we utilized a “leverage” or “spread” opportunity.  The spread opportunity involved borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions.  Our net interest margin without the spread opportunity would have been approximately 3.48% for the nine months ended September 30, 2016. The spread opportunity was terminated at September 30, 2016 and would not have impacted the net interest margin reported for the nine months ended September 30, 2017.  These changes resulted in an increase in net interest income of $24.5 million, an increase in average interest-earning assets of $588.8 million and an increase in net interest margin of 66 basis points when comparing the nine-month periods ended September 30, 2017 and 2016.

Provision for Loan Losses

We maintain an allowance for loan losses for probable incurred credit losses.  The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and subsequent recoveries of amounts previously charged-off, but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, discounted cash flows, economic conditions, and other factors including regulatory guidance, as described in “Financial Condition—Allowance for loan losses.”  As these factors change, the amount of the loan loss provision changes.

Three months ended September 30, 2017 compared with three months ended September 30, 2016: The provision for loan losses for the three months ended September 30, 2017 was $727 thousand compared with $104 thousand for the three months ended September 30, 2016.  Net charge-offs for the three months ended September 30, 2017 were $326 thousand compared to net charge-offs of $54 thousand for the three months ended September 30, 2016. For the three months ended September 30, 2017, gross charge-offs were $381 thousand offset by gross recoveries of $55 thousand.  In comparison, gross charge-offs were $188 thousand for the three months ended September 30, 2016 offset by gross recoveries of $134 thousand.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016: The provision for loan losses for the nine months ended September 30, 2017 was $2.5 million compared with $1.4 million for the nine months ended September 30, 2016.  Net charge-offs for the nine months ended September 30, 2017 were $913 thousand compared to net charge-offs of $785 thousand for the nine months ended September 30, 2016. For the nine months ended September 30, 2017, gross charge-offs were $1.8 million offset by gross recoveries of $865 thousand.  In comparison, gross charge-offs were $1.0 million for the nine months ended September 30, 2016 offset by gross recoveries of $245 thousand.

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

Three months ended September 30, 2017 compared with three months ended September 30, 2016: The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2017 and 2016:

Non-Interest Income

For the Three Months Ended September 30,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Service charges and fees	$1,303	$851	$452	53.1%
Debit card income	1,175	722	453	62.7%
Mortgage banking	521	442	79	17.9%
Increase in value of bank owned life insurance	359	249	110	44.2%
Investment referral income	76	95	(19)	-20.0%
Recovery on zero-basis purchased loans	47	28	19	67.9%
Other	379	140	239	170.7%
Sub-Total	3,860	2,527	1,333	52.8%
Net gain from securities transactions	175	—	175	100.0%
Total non-interest income	$4,035	$2,527	$1,508	59.7%

For the three months ended September 30, 2017, non-interest income totaled $4.0 million, an increase of $1.5 million, or 59.7%, compared with the three months ended September 30, 2016.  The increase was primarily due to increases in debit card income, service charges and fees, other income, and increase in value of bank owned life insurance.  Debit card income increased $453 thousand from $722 thousand at September 30, 2016 to $1.2 million at September 30, 2017, service charges and fees income increased $452 thousand for the same period from $851 thousand at September 30, 2016 to $1.3 million at September 30, 2017, other income increased $239 thousand from $140 thousand at September 30, 2016 to $379 thousand at September 30, 2017, and increase in value of bank owned life insurance increased $110 thousand from $249 thousand at September 30, 2016 to $359 thousand at September 30, 2017.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers. Other income includes such items as wire fees, ATM surcharge fees, safe deposit box fees, and other miscellaneous fees.  In addition, $368 thousand of the increase in service charges and fees and $334 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the Community First acquisition. The acquisition of Prairie, in March 2017, contributed $72 thousand in service charges and fees and $19 thousand in debit card income.  The increase in mortgage banking income was associated with greater mortgage loan sales in the current quarter.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016: The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2017 and 2016:

Non-Interest Income

For the Nine Months Ended September 30,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Service charges and fees	$3,679	$2,437	$1,242	51.0%
Debit card income	3,385	2,127	1,258	59.1%
Mortgage banking	1,546	1,019	527	51.7%
Increase in value of bank owned life insurance	1,068	746	322	43.2%
Investment referral income	283	337	(54)	-16.0%
Recovery on zero-basis purchased loans	163	70	93	132.9%
Other	941	462	479	103.7%
Sub-Total	11,065	7,198	3,867	53.7%
Net gain from securities transactions	271	479	(208)	-43.4%
Total non-interest income	$11,336	$7,677	$3,659	47.7%

For the nine months ended September 30, 2017, non-interest income totaled $11.3 million, an increase of $3.7 million, or 47.7%, compared with the nine months ended September 30, 2016.  The increase was primarily due to increases in debit card income, service charges and fees, mortgage banking income, other income, and increase in value of bank owned life insurance.  In connection with acquisitions, we receive the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to acquisition, we have received cash payments on certain of these loans.  Timing and receipt of such payments, if any, are not easily predictable.

Debit card income increased $1.3 million from $2.1 million at September 30, 2016 to $3.4 million at September 30, 2017, service charges and fees income increased $1.2 million for the same period from $2.4 million at September 30, 2016 to $3.7 million at September 30, 2017, mortgage banking income increased $527 thousand from $1.0 million at September 30, 2016 to $1.5 million at September 30, 2017, other income increased $479 thousand for the same period from $462 thousand at September 30, 2016 to $941 thousand at September 30, 2017, and increase in value of bank owned life insurance increased $322 thousand from $746 thousand at September 30, 2016 to $1.1 million at September 30, 2017.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  In addition, $1.0 million of the increase in service charges and fees and $959 thousand of the increase in debit card income are attributable to the addition of accounts and higher transaction volumes associated with the Community First acquisition.  The March 2017 Prairie acquisition contributed $146 thousand in service charges and fees and $68 thousand in debit card income.

Non-Interest Expense

Three months ended September 30, 2017 compared with three months ended September 30, 2016: For the three months ended September 30, 2017, non-interest expense totaled $16.4 million, an increase of $5.7 million, or 52.7%, compared with the three months ended September 30, 2016.  The overall increase was primarily due to an increase in salaries and employee benefits of $3.0 million, an increase in merger expenses of $786 thousand, an increase in net occupancy and equipment of $444 thousand, an increase in data processing of $335 thousand, an increase in other expense of $300 thousand, an increase in professional fees of $232 thousand, an increase in advertising and business development of $182 thousand, and an increase in amortization of core deposit intangible of $156 thousand.  Non-interest expense for the three-month period ended September 30, 2017 includes $1.9 million of incremental operating expenses attributable to the five branch locations acquired with the Community First acquisition and $491 thousand attributable to the three branch locations acquired with the March 2017 Prairie acquisition.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended September 30, 2017 and 2016.

Non-Interest Expense

For the Three Months Ended September 30,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Salaries and employee benefits	$8,353	$5,391	$2,962	54.9%
Net occupancy and equipment	1,603	1,159	444	38.3%
Data processing	1,218	883	335	37.9%
Professional fees	759	527	232	44.0%
Advertising and business development	535	353	182	51.6%
Telecommunications	275	285	(10)	-3.5%
FDIC insurance	290	240	50	20.8%
Courier and postage	222	179	43	24.0%
Free nationwide ATM cost	238	173	65	37.6%
Loan expense	199	153	46	30.1%
Amortization of core deposit intangible	243	87	156	179.3%
Other real estate owned	219	156	63	40.4%
Other	1,211	911	300	32.9%
Sub-Total	15,365	10,497	4,868	46.4%
Merger expenses	1,023	237	786	331.6%
Total non-interest expense	$16,388	$10,734	$5,654	52.7%

Salaries and employee benefits: Salaries and benefits were $8.4 million for the three months ended September 30, 2017, as compared to $5.4 million for the three months ended September 30, 2016.  The increase in salaries and benefits of $3.0 million includes approximately $1.2 million directly allocable to the Community First acquisition and $333 thousand directly allocable to the Prairie acquisition.  Included in salaries and employee benefits is stock based compensation expense of $120 thousand for the three months ended September 30, 2017 and $67 thousand in the comparable period of 2016.  The remaining $1.3 million increase in salaries and benefits reflect cost-of-living/merit raises and the addition of corporate and operations staff indirectly attributable to acquisitions and our growth.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $1.6 million for the three months ended September 30, 2017 and $1.2 million for the three months ended September 30, 2016. The 2017 expenses include expenses of $268 thousand for five branches that were part of the acquisition of Community First and $49 thousand for three branches that were part of the March 2017 acquisition of Prairie.

Data processing: Data processing expenses were $1.2 million and $883 thousand for the three-month periods ended September 30, 2017 and 2016.  The increase of $335 thousand was principally due to increased debit card processing costs as usage has increased.

Advertising and business development: Advertising and business development expenses were $535 thousand for the three months ended September 30, 2017 and $353 thousand for the three months ended September 30, 2016.  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously mentioned mergers.

Other real estate owned: Other real estate owned expenses, including provision for unrealized losses were $253 thousand for the three months ended September 30, 2017, offset by gains on the sale of other real estate owned of $19 thousand.  For the three months ended September 30, 2016, other real estate owned expenses, including provision for unrealized losses were $169 thousand, offset by gains on the sale of other real estate owned of $13 thousand.

Other: Other non-interest expenses, which consist of, subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $1.2 million for the three months ended September 30, 2017 and $911 thousand for the three months ended September 30, 2016.  The $300 thousand increase in other non-interest expenses includes incremental operating costs attributable to the acquired Community First and Prairie branches.

Merger expenses:  Merger expenses were $1.0 million for the three months ended September 30, 2017 and $237 thousand for the three months ended September 30, 2016.  The $1.0 million in merger expenses for the three month period ended September 30, 2017 consisted of $657 thousand associated with the acquisition of Eastman National Bancshares, Inc. (“Eastman”) and $366 thousand associated with the acquisition of Cache Holdings, Inc. (“Cache”).

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016: For the nine months ended September 30, 2017, non-interest expense totaled $46.7 million, an increase of $16.4 million, or 53.9%, compared with the nine months ended September 30, 2016.  The overall increase was primarily due to an increase in salaries and employee benefits of $8.5 million, an increase in merger expenses of $1.8 million, an increase in other expense of $1.4 million, an increase in net occupancy and expense of $1.3 million, an increase in data processing of $980 thousand, an increase in advertising and business development of $776 thousand, an increase in amortization of core deposit intangible of $427 thousand, and an increase in other real estate owned expenses of $330 thousand.  Non-interest expense for the nine-month period ended September 30, 2017 includes $5.7 million of incremental operating expenses directly allocable to the five branch locations acquired with the Community First acquisition and $1.1 million of incremental operating expenses directly allocable to the Prairie acquisition.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the nine months ended September 30, 2017 and 2016.

Non-Interest Expense

For the Nine Months Ended September 30,

			2017 vs. 2016
(Dollars in thousands)	2017	2016	Change	%
Salaries and employee benefits	$24,395	$15,849	$8,546	53.9%
Net occupancy and equipment	4,621	3,321	1,300	39.1%
Data processing	3,570	2,590	980	37.8%
Professional fees	1,737	1,544	193	12.5%
Advertising and business development	1,677	901	776	86.1%
Telecommunications	966	803	163	20.3%
FDIC insurance	615	753	(138)	-18.3%
Courier and postage	684	482	202	41.9%
Free nationwide ATM cost	683	488	195	40.0%
Loan expense	658	413	245	59.3%
Amortization of core deposit intangible	687	260	427	164.2%
Other real estate owned	494	164	330	201.2%
Other	3,873	2,501	1,372	54.9%
Sub-Total	44,660	30,069	14,591	48.5%
Merger expenses	2,085	237	1,848	779.7%
Loss on debt extinguishment	—	58	(58)	-100.0%
Total non-interest expense	$46,745	$30,364	$16,381	53.9%

Salaries and employee benefits: Salaries and benefits were $24.4 million for the nine months ended September 30, 2017, as compared to $15.8 million for the nine months ended September 30, 2016.  The increase in salaries and benefits of $8.5 million includes approximately $3.6 million allocable to the Community First acquisition and $727 thousand allocable to the Prairie acquisition.  Included in salaries and employee benefits is stock-based compensation expense of $364 thousand for the nine months ended September 30, 2017 and $202 thousand in the comparable period of 2016.  The remaining $3.8 million increase in salaries and benefits reflect cost-of-living/merit raises and the addition of corporate and operations staff indirectly attributable to acquisitions and our growth.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $4.6 million for the nine months ended September 30, 2017 and $3.3 million for the nine months ended September 30, 2016. The 2017 expenses include expenses of $823 thousand for five branches that were part of the acquisition of Community First and expenses of $107 thousand for three branches that were part of the acquisition of Prairie.

Data processing: Data processing expenses were $3.6 million and $2.6 million for the nine-month periods ended September 30, 2017 and 2016.  The increase of $980 thousand was principally due to increased debit card processing costs as usage has increased.

Advertising and business development: Advertising and business development expenses were $1.7 million for the nine months ended September 30, 2017 and $901 thousand for the nine months ended September 30, 2016.  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously described mergers.

Other real estate owned: Other real estate owned expenses, including provision for unrealized losses were $527 thousand for the nine months ended September 30, 2017, offset by gains on the sale of other real estate owned of $33 thousand.  For the nine months ended September 30, 2016, other real estate owned expenses, including provision for unrealized losses were $337 thousand, offset by gains on the sale of other real estate owned of $173 thousand.

Other: Other non-interest expenses, which consist of, subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; deposit customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $3.9 million for the nine months ended September 30, 2017 and $2.5 million for the nine months ended September 30, 2016.

The $1.4 million increase in other non-interest expenses includes incremental operating costs attributable to the acquired Community First and Prairie branches.

Merger expenses: Merger expenses were $2.1 million for the nine months ended September 30, 2017 and $237 thousand for the nine months ended September 30, 2016.  The $2.1 million in merger expenses for the nine month period ended September 30, 2017 consisted of $136 thousand associated with the acquisition of Community First, $926 thousand associated with the acquisition of Prairie, $657 thousand associated with the acquisition of Eastman, and $366 thousand associated with the acquisition of Cache.

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

Our efficiency ratio was 63.5% for the three months ended September 30, 2017, compared with 72.4% for the three months ended September 30, 2016.  The decrease was primarily due to increased net interest income, partially offset by increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Our efficiency ratio was 61.6% for the nine months ended September 30, 2017, compared with 68.1% for the nine months ended September 30, 2016.  The decrease was primarily due to increased net interest income, partially offset by increased non-interest expense, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amounts of tax-exempt investment income, non-taxable life insurance income, non-deductible expenses and available federal income tax credits.

Three months ended September 30, 2017 compared with three months ended September 30, 2016: For the three months ended September 30, 2017, income tax expense was $2.1 million compared with $1.0 million for the three months ended September 30, 2016.  Our effective tax rate for the third quarter of 2017 was higher at 28.8% as compared to 27.2% for the third quarter of 2016.  The U.S. statutory rate was 35.0% for both periods.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016: For the nine months ended September 30, 2017, income tax expense was $7.2 million compared with $3.9 million for the nine months ended September 30, 2016.  Our effective tax rate for the first nine months of 2017 was 30.5% as compared to 30.5% for the first nine months of 2016.  The effective tax rates for each of the comparable periods reflect the levels of tax-exempt income, non-taxable life insurance income and federal income tax credits estimated to be included in our financial results for the applicable full fiscal years.

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

Financial Condition

Our total assets increased $213.2 million, or 9.7%, from $2.19 billion at December 31, 2016, to $2.41 billion at September 30, 2017.  The increase in total assets was primarily from increases of $155.6 million in net loans held for investment, primarily acquired in the Prairie acquisition, and $63.2 million in held-to-maturity securities. Our total liabilities increased $179.4 million, or 9.3%, from $1.93 billion at December 31, 2016 to $2.11 billion at September 30, 2017. The increase in total liabilities was primarily from increases in total deposits of $238.0 million, largely due to the Prairie acquisition, partially offset by a decrease of $69.6 million in

Federal Home Loan Bank advances.  Our total stockholders’ equity increased $33.9 million, or 13.1%, from $258.0 million at December 31, 2016 to $291.8 million at September 30, 2017.  The increase in total stockholders’ equity was primarily from an increase in additional paid-in capital of $16.9 million, largely related to the Prairie acquisition, and an increase in retained earnings of $16.4 million.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At September 30, 2017, our gross loans held for portfolio totaled $1.54 billion, an increase of $157.2 million, or 11.4%, primarily acquired in the Prairie acquisition, compared with December 31, 2016. The overall increase in loan volume consisted of $61.5 million from agricultural, $58.1 million from commercial real estate, $33.4 from agricultural real estate, $14.6 million from commercial and industrial, $5.0 million from real estate construction, and $2.0 million from consumer, partially offset by a decrease of $17.5 million in residential real estate.  We also had loans classified as held for sale totaling $4.3 million at September 30, 2017.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita and Kansas City Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas and Missouri.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas and Missouri.  As of September 30, 2017, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At September 30, 2017, gross total loans were 82.5% of deposits and 64.1% of total assets.  At December 31, 2016, gross total loans were 84.9% of deposits and 63.1% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	September 30, 2017		December 31, 2016
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$363,102	23.6%	$348,465	25.2%
Real estate loans:
Commercial real estate	536,945	34.8%	478,815	34.6%
Real estate construction	119,257	7.7%	114,293	8.3%
Residential real estate	320,930	20.8%	338,387	24.4%
Agricultural real estate	71,727	4.6%	38,331	2.8%
Total real estate loans	1,048,859	67.9%	969,826	70.1%
Consumer	42,929	2.8%	40,902	2.9%
Agricultural	85,871	5.7%	24,412	1.8%
Total loans held for investment	$1,540,761	100.0%	$1,383,605	100.0%
Total loans (net of allowances)	$1,532,792	100.0%	$1,377,173	100.0%
Total loans held for sale	$4,283	100.0%	$4,830	100.0%

Commercial and industrial: Commercial and industrial loans include loans used to purchase fixed assets, provide working capital, or meet other financing needs of the business.  Our commercial and industrial portfolio totaled $363.1 million at September 30, 2017, an increase of $14.6 million, or 4.2%, compared to December 31, 2016.

Commercial real estate: Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Our commercial real estate loans were $536.9 million at September 30, 2017, an increase of $58.1 million, or 12.1%, compared to December 31, 2016.

Real estate construction: Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer. Our real estate construction portfolio totaled $119.3 million at September 30, 2017, an increase of $5.0 million, or 4.3%, compared to December 31, 2016.

Residential real estate: Residential real estate loans include loans secured by primary or secondary personal residences.  Our residential real estate portfolio totaled $320.9 million at September 30, 2017, a decrease of $17.5 million, or 5.2%, compared to December 31, 2016.  Our purchased residential real estate loans totaled $77.4 million at September 30, 2017, a decrease of $13.3 million compared to December 31, 2016, or 76.3% of the overall decrease in residential real estate loans.

Agricultural real estate, Agricultural, Consumer and other: Agricultural real estate loans are loans related to farmland.  Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced. Consumer loans are generally secured by consumer assets, but may be unsecured.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2017 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2017
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$121,969	$164,036	$77,097	$363,102
Real Estate:
Commercial real estate	100,087	281,398	155,460	536,945
Real estate construction	47,175	44,012	28,070	119,257
Residential real estate	9,332	11,283	300,315	320,930
Agricultural real estate	27,588	26,885	17,254	71,727
Total real estate	184,182	363,578	501,099	1,048,859
Consumer	7,238	28,422	7,269	42,929
Agricultural	62,822	17,781	5,268	85,871
Total	$376,211	$573,817	$590,733	$1,540,761
Loans with a predetermined fixed interest rate	199,555	337,059	174,147	710,761
Loans with an adjustable/floating interest rate	176,656	236,758	416,586	830,000
Total	$376,211	$573,817	$590,733	$1,540,761

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

The risk category of loans by class of loans is as follows as of September 30, 2017:

Risk Category of Loans by Class

	As of September 30, 2017
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$346,982	$16,120	$363,102
Real estate:
Commercial real estate	526,722	10,223	536,945
Real estate construction	116,947	2,310	119,257
Residential real estate	315,616	5,314	320,930
Agricultural real estate	63,137	8,590	71,727
Total real estate	1,022,422	26,437	1,048,859
Consumer	42,460	469	42,929
Agricultural	81,502	4,369	85,871
Total	$1,493,366	$47,395	$1,540,761

The risk category of loans by class of loans is as follows as of December 31, 2016:

Risk Category of Loans by Class

	As of December 31, 2016
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$341,307	$7,158	$348,465
Real estate:
Commercial real estate	464,095	14,720	478,815
Real estate construction	111,975	2,318	114,293
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Total real estate	945,558	24,268	969,826
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	$1,383,605

At September 30, 2017, loans considered pass rated credits decreased to 96.9% of total loans, down from 97.7% of total loans at December 31, 2016.  Classified loans were $47.4 million at September 30, 2017, an increase of $15.2 million, or 47.1%, from $32.2 million at December 31, 2016.  Of this increase, $10.1 million was directly attributable to loans acquired with the Prairie merger and the remaining balance was the result of one commercial credit relationship that management believes to not be systemic to the entire portfolio.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Nonaccrual loans	$34,747	$22,693
Accruing loans 90 or more days past due	—	—
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	8,169	8,656
Total nonperforming assets	$42,916	$31,349
Ratios:
Nonperforming assets to total assets	1.78%	1.43%
Nonperforming assets to total loans plus OREO	2.77%	2.25%

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

We had $34.7 million in nonperforming loans at September 30, 2017, compared with $22.7 million at December 31, 2016. Approximately $10.1 million of this increase is a result of the Prairie merger.  The nonperforming loans at September 30, 2017 consisted of 233 separate credits and 168 separate borrowers.  We had eight non-performing loan relationships with an outstanding balance in excess of $1.0 million as of September 30, 2017.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At September 30, 2017, the Company had $12.6 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $9.5 million at December 31, 2016.

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

Recorded Investment in Purchased Credit Impaired Loans

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
Contractually required payments	$32,140	$27,413
Discount	(8,398)	(8,914)
Recorded investment	$23,742	$18,499

Analysis of allowance for loan losses: At September 30, 2017, the allowance for loan losses totaled $8.0 million, or 0.52% of total loans.  At December 31, 2016, the allowance for loan losses aggregated $6.4 million, or 0.46% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $7.3 million, or 0.49%, of the $1.50 billion in loans collectively evaluated for impairment at September 30, 2017, compared to an allowance for loan losses of $5.8 million, or 0.43% of the $1.34 billion in loans collectively evaluated for impairment at December 31, 2016.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio. Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans increased to 0.08% for the three months ended September 30, 2017, as compared to 0.02% for the three months ended September 30, 2016.  Annualized net losses as a percentage of average loans decreased to 0.08% for the nine months ended September 30, 2017, as compared to 0.11% for the nine months ended September 30, 2016.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Dollars in thousands)
Average loans outstanding	$1,528,658	$968,402	$1,484,134	$954,388
Gross loans outstanding at end of period(1)	$1,540,761	$956,070	$1,540,761	$956,070
Allowance for loan losses at beginning of the period	$7,568	$6,030	$6,432	$5,506
Provision for loan losses	727	104	2,450	1,359
Charge-offs:
Commercial and industrial	(1)	(11)	(423)	(73)
Real estate:
Commercial real estate	(146)	(52)	(238)	(276)
Real estate construction	—	—	—	—
Residential real estate	—	(30)	(238)	(278)
Agricultural real estate	(13)	—	(16)	(23)
Consumer	(221)	(96)	(822)	(377)
Agricultural	―	―	(41)	(3)
Total charge-offs	(381)	(189)	(1,778)	(1,030)
Recoveries:
Commercial and industrial	8	26	34	35
Real estate:
Commercial real estate	8	32	482	64
Real estate construction	—	—	—	—
Residential real estate	3	51	101	77
Agricultural real estate	—	1	—	1
Consumer	35	25	242	67
Agricultural	1	—	6	1
Total recoveries	55	135	865	245
Net recoveries (charge-offs)	(326)	(54)	(913)	(785)
Allowance for loan losses at end of the period	$7,969	$6,080	$7,969	$6,080
Ratio of allowance to period-ended loans	0.52%	0.64%	0.52%	0.64%
Annualized ratio of net charge-offs (recoveries) to average loans	0.08%	0.02%	0.08%	0.11%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	September 30, 2017		December 31, 2016
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$2,035	25.5%	$1,881	29.3%
Real estate:
Commercial real estate	2,248	28.2%	1,808	28.1%
Real estate construction	669	8.4%	612	9.5%
Residential real estate	2,107	26.5%	1,765	27.4%
Agricultural real estate	127	1.6%	35	0.6%
Consumer	637	8.0%	266	4.1%
Agricultural	146	1.8%	65	1.0%
Total allowance for loan losses	$7,969	100.0%	$6,432	100.0%

Management believes that the allowance for loan losses at September 30, 2017 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2017.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At September 30, 2017, the carrying amount of investment securities totaled $610.1 million, an increase of $48.6 million, or 8.7%, compared with December 31, 2016.  At September 30, 2017, securities represented 25.4% of total assets compared with 25.6% at December 31, 2016.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$—	$—	$4,766	$4,782
Residential mortgage-backed securities (issued by government-sponsored entities)	81,539	80,431	88,257	86,703
Corporate	—	—	3,000	3,039
Small Business Administration loan pools	—	—	210	223
State and political subdivisions	196	196	499	499
Equity securities	500	489	500	486
Total available-for-sale securities	$82,235	$81,116	$97,232	$95,732

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	September 30, 2017		December 31, 2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$998	$992	$998	$965
Residential mortgage-backed securities (issued by government-sponsored entities)	377,691	375,768	338,749	334,733
Corporate	22,991	23,417	12,988	13,099
Small Business Administration loan pools	2,048	2,051	2,398	2,382
State and political subdivisions	125,216	126,399	110,576	109,977
Total held-to-maturity securities	$528,944	$528,627	$465,709	$461,156

At September 30, 2017 and December 31, 2016, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2017 and December 31, 2016.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2017
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	—%	$3,511	1.83%	$194	2.38%	$76,726	2.68%	$80,431	2.65%
State and political subdivisions(1)	196	1.11%	—	—%	—	—%	—	—%	196	1.11%
Total available-for-sale securities	$196	1.11%	$3,511	1.83%	$194	2.38%	$76,726	2.68%	$80,627	2.64%
Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	9,306	2.60%	16,869	2.56%	351,516	2.84%	377,691	2.82%
Corporate	—	—%	5,253	2.74%	17,738	4.64%	—	—%	22,991	4.21%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,048	2.61%	2,048	2.61%
State and political subdivisions(1)	2,065	2.44%	19,934	2.82%	25,845	3.13%	77,372	3.24%	125,216	3.14%
Total held-to-maturity securities	$2,065	2.44%	$35,491	2.72%	$60,452	3.42%	$430,936	2.91%	$528,944	2.95%
Total debt securities	$2,261	2.32%	$39,002	2.64%	$60,646	3.41%	$507,662	2.88%	$609,571	2.91%

(1)	The calculated yield is not presented on a tax equivalent basis.

	September 30, 2017
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	—%	$3,511	1.83%	$194	2.38%	$76,726	2.68%	$80,431	2.65%
State and political subdivisions(1)	196	1.11%	—	—%	—	—%	—	—%	196	1.11%
Total available-for-sale securities	$196	1.11%	$3,511	1.83%	$194	2.38%	$76,726	2.68%	$80,627	2.64%
Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	9,306	2.60%	16,869	2.56%	351,516	2.84%	377,691	2.82%
Corporate	—	—%	5,253	2.74%	17,738	4.64%	—	—%	22,991	4.21%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,048	2.61%	2,048	2.61%
State and political subdivisions(1)	2,065	2.44%	19,934	2.82%	25,845	3.13%	77,372	3.24%	125,216	3.14%
Total held-to-maturity securities	$2,065	2.44%	$35,491	2.72%	$60,452	3.42%	$430,936	2.91%	$528,944	2.95%
Total debt securities	$2,261	2.32%	$39,002	2.64%	$60,646	3.41%	$507,662	2.88%	$609,571	2.91%

(2)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At September 30, 2017 and December 31, 2016, 93.5% and 96.0% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.9 years and 5.4 years and a modified duration of 4.4 years and 4.8 years.

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

The following table shows our composition of deposits at September 30, 2017 and December 31, 2016:

Composition of Deposits

	September 30, 2017		December 31, 2016
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$263,746	14.1%	$207,668	12.8%
Interest-bearing demand	433,663	23.2%	492,583	30.2%
Savings and money market	525,835	28.2%	377,042	23.1%
Time	645,249	34.5%	553,158	33.9%
Total deposits	$1,868,493	100.0%	$1,630,451	100.0%

Total deposits at September 30, 2017 were $1.87 billion, an increase of $238.0 million, or 14.6%, compared to total deposits of $1.63 billion at December 31, 2016.  The increase in total deposits is primarily due to increases in non-interest-bearing demand deposits of $56.1 million, or 27.0%, savings and money market deposits of $148.8 million, or 39.5%, and time deposits of $92.1 million, or 16.6%, partially offset by decreases in interest-bearing deposits of $58.9 million, or 12.0%.  The Prairie acquisition added $30.8 million in non-interest-bearing deposits, $49.3 million in savings deposits, and $45.3 million in time deposits.  The remaining increase in non-interest-bearing demand deposits is primarily from small business checking, basic checking, commercial analysis checking and public fund customer balances.  The decrease in interest-bearing demand accounts is largely due to the decrease in public fund balances.  The remaining increase in savings and money market deposits is mainly a result of ongoing business development.  The remaining increase in time deposits is primarily the result of growth in public funds customer balances.

Included in the savings and money market deposits are brokered deposit balances of $2.7 million as of September 30, 2017 and $2.7 million as of December 31, 2016.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding. Brokered certificates of deposit as of September 30, 2017 were $4.6 million and $5.4 million at December 31, 2016.  These balances were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(Dollars in thousands)
3 months or less	$77,775	$52,799
Over 3 through 6 months	61,881	41,555
Over 6 through 12 months	123,228	96,606
Over 12 months	144,630	138,860
Total Time Deposits	$407,514	$329,820

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements: We have available federal funds lines of credit with our correspondent banks. As of September 30, 2017 and December 31, 2016, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  Retail repurchase agreements are secured by investment securities held by us totaling $29.8 million at September 30, 2017 and $23.4 million at December 31, 2016.  The agreements are on a day-to-day basis and can be terminated on demand.  At September 30, 2017 and December 31, 2016, we had retail repurchase agreements with banking customers of $31.2 million and $20.6 million.

FHLB advances: FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  At September 30, 2017 and December 31, 2016 we had no term advances with the FHLB.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  Our FHLB borrowings were collateralized by certain qualifying loans totaling $409.2 million at September 30, 2017.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $213.6 million at September 30, 2017.

Bank stock loan: On January 28, 2016, we entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $20.0 million, secured by our stock in Equity Bank.  At December 31, 2016, there was no outstanding balance on this loan.  The borrowing facility matured on January 26, 2017, and was subsequently extended, at which time we entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30.0 million, secured by our stock in Equity Bank.  At September 30, 2017, there was no outstanding balance on this loan.  The borrowing facility will mature on March 12, 2018.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  We are also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.  We can use the proceeds from the borrowing facility to fund future acquisitions and for general corporate purposes approved by the lender.

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

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $13.9 million at September 30, 2017 and $13.7 million at December 31, 2016.

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

During the nine-month periods ended September 30, 2017 and 2016 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $1.48 billion for the nine months ended September 30, 2017, an increase of 47.0% over December 31, 2016 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 5.3 years and a modified duration of 4.7 years at September 30, 2017.

Cash and cash equivalents were $27.5 million at September 30, 2017, a decrease of $7.6 million from the $35.1 million cash and cash equivalents at December 31, 2016.  The net cash provided by operating activities of $16.7 million and net cash provided by financing activities of $54.5 million were offset by net cash used in investing activities of $78.8 million, resulting in a net use of cash and cash equivalents of $7.6 million.  Cash and cash equivalents at January 1, 2017 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first nine months of 2017 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of September 30, 2017 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions Commitments

As of September 30, 2017

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$5,089	$711	$25	$—	$5,825
Commitments to extend credit	156,429	18,468	21,021	26,127	222,045
Total	$161,518	$19,179	$21,046	$26,127	$227,870

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2017 and December 31, 2016, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of September 30, 2017, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $291.8 million at September 30, 2017, an increase of $33.9 million, or 13.1%, compared with December 31, 2016.  The increase was attributable to common stock of $14.9 million, net of issuance expenses, issued as part of the merger with Prairie State Bancshares, Inc., retained earnings of $16.4 million for the nine months ended September 30, 2017, common stock issued upon the exercise of stock options of $1.1 million, stock based compensation of $882 thousand, a change in accumulated other comprehensive income of $482 thousand, and repayments on employee stock loans of $85 thousand.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations.  These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.  The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of September 30, 2017 to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

As of September 30, 2017

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$249,020	14.62%	$157,603	9.25%	$178,901	10.50%	$ N/A	N/A
Tier 1 capital (to risk weighted assets)	241,051	14.15%	123,527	7.25%	144,825	8.50%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	227,155	13.33%	97,970	5.75%	119,267	7.00%	N/A	N/A
Tier 1 leverage capital (to average assets)	241,051	10.32%	93,422	4.00%	93,422	4.00%	N/A	N/A
The Bank(2)
Total capital (to risk weighted assets)	$224,234	13.17%	$157,547	9.25%	$178,837	10.50%	$170,321	10.00%
Tier 1 capital (to risk weighted assets)	216,265	12.70%	123,482	7.25%	144,773	8.50%	136,256	8.00%
Common equity tier 1 capital (to risk weighted assets)	216,265	12.70%	97,934	5.75%	119,224	7.00%	110,708	6.50%
Tier 1 leverage capital (to average assets)	216,265	9.26%	93,429	4.00%	93,429	4.00%	116,787	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
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

Tangible Book Value Per Common Share and Tangible Book Value Per Diluted Common Share: Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization, mortgage servicing asset and naming rights; (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding; and tangible book value per diluted common share as tangible common equity (as described in clause (a)) divided by diluted shares of common stock outstanding.  For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and tangible book value per diluted common share and compares these values with book value per common share:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$291,835	$286,058	$279,206	$257,964	$161,248
Less: goodwill	64,587	64,587	64,521	58,874	18,130
Less: core deposit intangibles, net	5,476	5,719	5,954	4,715	1,289
Less: mortgage servicing asset, net	19	20	22	23	25
Less: naming rights, net	1,271	1,282	1,293	—	—
Tangible common equity	$220,482	$214,450	$207,416	$194,352	$141,804
Common shares outstanding at period end	12,230,319	12,206,319	12,202,237	11,680,308	8,219,415
Diluted common shares outstanding at period end	12,501,484	12,441,429	12,450,315	11,873,480	8,365,283
Book value per common share	$23.86	$23.44	$22.88	$22.09	$19.62
Tangible book value per common share	$18.03	$17.57	$17.00	$16.64	$17.25
Tangible book value per diluted common share	$17.64	$17.24	$16.66	$16.37	$16.95

Tangible Common Equity to Tangible Assets: Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization and mortgage servicing asset; (b) tangible assets as total assets less goodwill, core deposit intangibles, net of accumulated amortization, mortgage servicing asset, and naming rights; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)).  For tangible common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Total stockholders’ equity	$291,835	$286,058	$279,206	$257,964	$161,248
Less: goodwill	64,587	64,587	64,521	58,874	18,130
Less: core deposit intangibles, net	5,476	5,719	5,954	4,715	1,289
Less: mortgage servicing asset, net	19	20	22	23	25
Less: naming rights, net	1,271	1,282	1,293	—	—
Tangible common equity	$220,482	$214,450	$207,416	$194,352	$141,804
Total assets	$2,405,426	$2,408,624	$2,399,256	$2,192,192	$1,557,082
Less: goodwill	64,587	64,587	64,521	58,874	18,130
Less: core deposit intangibles, net	5,476	5,719	5,954	4,715	1,289
Less: mortgage servicing asset, net	19	20	22	23	25
Less: naming rights, net	1,271	1,282	1,293	—	—
Tangible assets	$2,334,073	$2,337,016	$2,327,466	$2,128,580	$1,537,638
Equity to assets	12.13%	11.88%	11.64%	11.77%	10.36%
Tangible common equity to tangible assets	9.45%	9.18%	8.91%	9.13%	9.22%

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) average tangible common equity as total average stockholders’ equity less average goodwill, core deposit intangibles, net of accumulated amortization, mortgage servicing asset, naming rights and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus intangible asset amortization less tax effect on intangible assets amortization; and (c) return on average tangible common equity as annualized adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Management believes that this measure is important to many investors in the marketplace who are interested in earnings quality on tangible common equity.  Goodwill and other intangible assets have the effect of increasing total stockholders’ equity while not increasing tangible common equity.

The following table reconciles, as of the dates set forth below, return on average stockholders equity and return on average tangible common equity:

	As of and for the three months ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Total average stockholders’ equity	$289,007	$283,187	$264,736	$204,773	$159,887
Less: average intangible assets	71,465	71,720	65,185	44,144	23,116
Average tangible common equity	$217,542	$211,467	$199,551	$160,629	$136,771
Net income allocable to common stockholders	$5,157	$6,354	$4,864	$417	$2,671
Amortization of intangible assets	256	247	218	155	88
Less: tax effect of intangible assets amortization	90	86	76	54	31
Adjusted net income allocable to common stockholders	$5,323	$6,515	$5,006	$518	$2,728
Return on total average stockholders’ equity (ROAE) annualized	7.08%	9.00%	7.45%	0.81%	6.65%
Return on average tangible common equity (ROATCE) annualized	9.71%	12.36%	10.17%	1.28%	7.94%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio:

	Three months ended
	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
	(Dollars in thousands)
Non-interest expense	$16,388	$15,131	$15,226	$16,711	$10,734
Less: Merger expenses	1,023	136	926	5,057	237
Non-interest expense, excluding merger expenses	$15,365	$14,995	$14,300	$11,654	$10,497
Net interest income	$20,321	$21,199	$19,893	$15,663	$11,982
Non-interest income	$4,035	$3,962	$3,339	$2,789	$2,527
Less: net gain from securities transactions	175	83	13	—	—
Non-interest income, excluding net gain from securities transactions	$3,860	$3,879	$3,326	$2,789	$2,527
Net interest income plus non-interest income, excluding net gain from securities transactions	$24,181	$25,078	$23,219	$18,452	$14,509
Non-interest expense to net interest income plus non-interest income	67.29%	60.14%	65.54%	90.56%	73.98%
Efficiency Ratio	63.54%	59.79%	61.59%	63.16%	72.35%

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

The change in the impact of net interest income from the base case for September 30, 2017 and December 31, 2016, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for September 30, 2017 and December 31, 2016 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 46.3% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2017	December 31, 2016
+300 basis points	(7.0)%	(11.2)%
+200 basis points	(3.9)%	(6.9)%
+100 basis points	(1.6)%	(3.2)%
0 basis points	—	—
-100 basis points	(1.4)%	(0.6)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated:

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2017	December 31, 2016
+300 basis points	(11.8)%	(22.4)%
+200 basis points	(4.5)%	(12.9)%
+100 basis points	(1.3)%	(3.8)%
0 basis points	—	—
-100 basis points	(3.3)%	2.7%

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None

Item 6: Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Reorganization by and among Equity Bancshares, Inc., ENB Merger Sub, Inc., and Eastman National Bancshares, Inc., dated as of July 14, 2017 (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

2.2

Agreement and Plan of Reorganization by and among Equity Bancshares, Inc. and Cache Holdings, Inc., dated as of July 14, 2017 (incorporated by reference to Exhibit 2.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on July 17, 2017).

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

Equity Bancshares, Inc.

November 9, 2017	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 9, 2017	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer