Form 10-K
period 2017-12-31
EQUITY BANCSHARES INC
filed 2018-03-16
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $310.9 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 7, 2018
Class A Common Stock, par value $0.01 per share	14,605,607
Class B Non-Voting Common tock, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2018 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).” These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature.  These forward-looking statements are not historical facts and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control.  Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.  Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described in “Item 1A – Risk Factors” of this Annual Report on Form 10-K.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	an economic downturn, especially one affecting our core market areas;
•	the occurrence of various events that negatively impact the real estate market, since a significant portion of our loan portfolio is secured by real estate;
•	difficult or unfavorable conditions in the market for financial products and services generally;
•	interest rate fluctuations which could have an adverse effect on our profitability;
•

external economic and/or market factors, such as changes in monetary and fiscal policies and laws, including the interest rate policies of the Board of Governors of the Federal Reserve System, or the Federal Reserve, inflation or deflation, changes in the demand for loans, and fluctuations in consumer spending, borrowing and savings habits which may have an adverse impact on our financial condition;

•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•	costs arising from the environmental risks associated with making loans secured by real estate;
•	losses resulting from a decline in the credit quality of the assets that we hold;
•	the effects of new federal tax laws, or changes to existing federal tax laws;
•	inadequacies in our allowance for loan losses which could require us to take a charge to earnings and thereby adversely affect our financial condition;
•

inaccuracies or changes in the appraised value of real estate securing the loans we originate that could lead to losses if the real estate collateral is later foreclosed upon and sold at a price lower than the appraised value;

•	the costs of integrating the businesses we acquire which may be greater than expected;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;
•	restraints on the ability of Equity Bank to pay dividends to us which could limit our liquidity;

•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;
•	additional regulatory requirements and restrictions on our business which could impose additional costs on us;
•	increased capital requirements imposed by banking regulators which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
•	inaccuracies in our assumptions about future events which could result in material differences between our financial projections and actual financial performance;
•	the departure of key members of our management personnel or our inability to hire qualified management personnel;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	required implementation of new accounting standards that significantly change certain of our existing recognition practices;
•	the occurrence of adverse weather or manmade events which could negatively affect our core markets or disrupt our operations;
•	an increase in FDIC deposit insurance assessments which could adversely affect our earnings;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies; and
•	other factors that are discussed in “Item 1A – Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Annual Report on Form 10-K.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.  Accordingly, you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date when it is made and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise.  New risks and uncertainties arise from time to time and it is not possible for us to predict those events or how they may affect us.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements, expressed or implied, included in this Annual Report on Form 10-K are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

Part I

Item 1: Business

Our Company

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 42 full service branches located in Arkansas, Kansas, Missouri and Oklahoma.  As of December 31, 2017, we had, on a consolidated basis, total assets of $3.17 billion, total deposits of $2.38 billion, total loans (net of allowances) of $2.09 billion and total stockholders’ equity of $374.1 million.

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

Our History and Growth

We were founded in November 2002 by our Chairman and CEO, Brad S. Elliott.  Mr. Elliott believed that, as a result of in-market consolidation, there existed an opportunity to build an attractive commercial banking franchise and create long-term value for our stockholders.  Following thirteen years’ experience as a finance executive, including serving as a Regional President for a Kansas bank with over $1.0 billion in assets, Mr. Elliott implemented his banking vision of developing a strategic consolidator of community banks and a destination for seasoned bankers and business persons who share our entrepreneurial spirit.  In 2003, we raised capital from 23 local investors to finance the acquisition of National Bank of Andover in Andover, Kansas.  At the time of our acquisition, National Bank of Andover had $32 million in assets and was subject to a regulatory enforcement agreement with the Office of the Comptroller of the Currency (“OCC”).  Subsequent to our acquisition of National Bank of Andover, we changed its name to Equity Bank and instilled in its commercial and retail staff our entrepreneurial spirit and disciplined credit culture.  Within eight months of the acquisition, the enforcement action with the OCC was terminated.

We believe we have a successful track record of selectively acquiring, integrating and consolidating community banks and branch networks.  Our acquisition activity includes the following transactions.

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

•

March 2017 – Acquired Prairie State Bancshares, Inc. (“Prairie”) in Hoxie, Kansas, which increased our deposits by $125.4 million.  At the time of acquisition, Prairie had total assets of $153.1 million and three locations in western Kansas.

•

November 2017 – Acquired Eastman National Bancshares, Inc. (“Eastman”), which had a total of four branches in Ponca City and Newkirk, Oklahoma.  The acquisition increased our deposits by $224.1 million, our loans by $177.9 million and our total assets by $259.7 million.  In addition, at the same time, we acquired Cache Holdings, Inc. (“Cache”) in Tulsa, Oklahoma.  Cache was the holding company for Patriot Bank and had one branch in Tulsa.  The acquisition of Cache added $278.7 million in deposits, $300.7 million in loans, and $324.6 in total assets.

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

As a result of these strategic and organic growth efforts, since our inception through December 31, 2017, we have expanded our team of full-time equivalent employees from 19 to 526, and our network of branches from two to 42.  We believe that we are well positioned to continue to be a strategic consolidator of community banks, while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

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

•

Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets.  We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share.  We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City, Wichita and Tulsa, and stable community markets within Western Kansas, Western Missouri, Topeka, Northern Arkansas and Northern Oklahoma.  We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.  The following table shows our total deposits and loans (net of allowances) in our community markets and our metropolitan markets as of December 31, 2017, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$794,769	33%	$1,240,935	59%
Community markets(3)	$1,587,244	67%	$862,344	41%

(1)	Amounts in thousands.
(2)	Represents 11 branches located in the Wichita, Kansas City, and Tulsa metropolitan statistical areas (“MSAs”).
(3)	Represents 31 branches located outside of the Wichita, Kansas City, and Tulsa MSAs.

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

Our Competitive Strengths

We believe the following competitive strengths will allow us to continue to achieve our principal objective of increasing stockholder value and generating consistent earnings growth through the organic and strategic expansion of our commercial banking franchise.

•

Experienced Leadership and Management Team.  Our seasoned and experienced executive management team, senior leaders and board of directors have exhibited the ability to deliver stockholder value by consistently growing profitably while expanding our commercial banking franchise through acquisition and integration.  Our executive management team has, on average, more than twenty years of experience working for large, billion-dollar-plus financial institutions in our markets during various economic cycles along with significant merger and acquisition experience in the financial services industry.  Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation, and problem solving.

•

Focus on Commercial Banking.  We are primarily a commercial bank.  As measured by outstanding balances at December 31, 2017, commercial loans composed over 71.1% of our loan portfolio, and within our commercial loan portfolio, 66.1% of such loans were commercial real estate loans and 33.9% were commercial and industrial loans.  We believe we have developed strong commercial relationships in our markets across a diversified range of sectors, including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate.  We believe we have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards.  Our relationship-based approach seeks to grow lending relationships with our customers as they expand their businesses, including geographically and through cross-selling our various other banking products, such as our deposit and treasury management products.  We have a growing presence in attractive commercial banking markets, such as Wichita, Kansas City, and Tulsa, which we believe present significant opportunities to continue to increase our business banking activities.

•

Our Ability to Consolidate.  Our branches are strategically located within metropolitan markets, such as Kansas City, Tulsa, and Wichita as well as stable community markets that present opportunities to expand our market share.  Our executive management team has identified significant acquisition and consolidation opportunities, ranging from small to large community banking institutions.  We believe our track record of strategic acquisitions and effective integrations, combined with our expertise in our markets and scalable platform, will allow us to capitalize on these growth opportunities.

•

Disciplined Acquisition Approach.  Our disciplined approach to acquisitions, consolidations and integrations includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any legacy credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate and holding our management accountable for achieving such estimates; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions; and (viii) scheduling the acquisition closing date to occur simultaneously with the platform conversion date.  We believe this approach allows us to realize the benefits of the acquisition and create stockholder value, while appropriately managing risk.

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

2017 Acquisitions

On March 10, 2017, we completed our acquisition of Prairie pursuant to the terms of the Agreement and Plan of Merger, dated October 20, 2016, by and between the Company, Prairie Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Prairie Merger Sub”), and Prairie (the “Prairie Merger Agreement”).  At the effective time of the merger (the “Prairie Effective Time”), Prairie Merger Sub merged with and into Prairie, with Prairie surviving the merger as a wholly-owned subsidiary of the Company.  Following the Prairie Effective Time, Prairie was merged into the Company, with the Company surviving the merger.  Subsequently, State Bank, Prairie’s wholly-owned banking subsidiary, was merged into Equity Bank, with Equity Bank surviving the merger.  Pursuant to the Prairie Merger Agreement, at the Effective Time the Company issued an aggregate of 479,468 shares of its Class A common stock and paid $12.3 million to the stockholders of Prairie as consideration under the terms of the Prairie Merger Agreement.

On November 10, 2017, we completed our acquisition of Eastman pursuant to the terms of the Agreement and Plan of Reorganization, dated July 14, 2017, by and between the Company, ENB Merger Sub, Inc., a wholly-owned subsidiary of the Company (“ ENB Merger Sub”), and Eastman ( the “Eastman Reorganization Agreement”).  At the effective time of the merger (the “Eastman Effective Time”), ENB Merger Sub merged with and into Eastman, with Eastman surviving the merger as a wholly-owned subsidiary of the Company.  Following the Eastman Effective Time, Eastman was merged into the Company, with the Company surviving the merger.  Subsequently, The Eastman National Bank of Newkirk, Oklahoma, Eastman’s wholly-owned banking subsidiary, was merged into Equity Bank, with Equity Bank surviving the merger.  Pursuant to the Eastman Reorganization Agreement, at the Eastman Effective Time the Company issued an aggregate of 1,179,747 shares of its Class A common stock and paid $8.0 million to the stockholders of Eastman as consideration under the terms of the Eastman Reorganization Agreement.

On November 10, 2017, we completed our acquisition of Cache Holdings, Inc., an Oklahoma corporation (“Cache”), pursuant to the terms of the Agreement and Plan of Reorganization, dated July 14, 2017, by and between the Company and Cache (the “Cache Reorganization Agreement”).  At the effective time of the merger (the “Cache Effective Time”), Cache was merged into the Company, with the Company surviving the merger.  Subsequently, Patriot Bank of Tulsa, Oklahoma, Cache’s wholly-owned banking subsidiary, was merged into Equity Bank, with Equity Bank surviving the merger.  Pursuant to the Cache Reorganization Agreement, at the Cache Effective Time the Company issued an aggregate of 1,190,941 shares of its Class A common Stock and paid $12.9 million to the stockholders of Cache as consideration under the terms of the Cache Reorganization Agreement.

Pending Acquisitions

On December 16, 2017, the Company entered into an agreement and plan of reorganization with Kansas Bank Corporation (“KBC”).  KBC is the holding company of First National Bank of Liberal (“FNB”), which has four branch locations in Liberal, Kansas, and one location in Hugoton, Kansas.  The transaction is expected to close in the second quarter of 2018, subject to customary closing conditions, including the receipt of regulatory approval and the approval of KBC’s stockholders.  For more information, see “Note 25 – PENDING MERGERS” in the Notes to Consolidated Financial Statements.

Also on December 16, 2017, the Company entered into an agreement and plan of reorganization with Adams Dairy Bancshares, Inc. (“ADBI”).  ADBI is the holding company of Adams Dairy Bank (“ADB”), which has one branch location in Blue Springs, Missouri.  The transaction is expected to close in the second quarter of 2018, subject to customary closing conditions, including the receipt of regulatory approval and the approval of ADBI’s stockholders.  For more information, see “Note 25 – PENDING MERGERS” in the Notes to Consolidated Financial Statements.

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

At December 31, 2017, we had total loans of $2.09 billion (net of allowances), representing 66.1% of our total assets.  For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk.  Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City, Tulsa, and Wichita.  Our loan portfolio consists primarily of commercial and industrial loans, which were $507.5 million and constituted 24.1% of our total loans net of allowances as of December 31, 2017, commercial real estate loans, which were $987.7 million and constituted 47.0% of our total loans net of allowances as of December 31, 2017, and residential real estate loans, which were $376.7 million and constituted 17.9% of our total loans net of allowances as of December 31, 2017.  Our commercial real estate loans are generally secured by first liens on real property.  The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals.  The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas, Missouri and Oklahoma.  The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses.  Management believes the allowance for loan losses is adequate to cover incurred losses in our loan portfolio as of December 31, 2017.

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

Large Credit Relationships.  As of December 31, 2017, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $208.6 million, or 9.8% of total loans.  See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

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

The Bank’s legal lending limit as of December 31, 2017 on loans to a single borrower was $69.9 million. However, we typically maintain an in-house limit of $25.0 million for loans to a single borrower. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

We also participate in syndicated loans (loans made by a group of lenders, including us, who share or participate in a specific loan) with a larger regional financial institution as the lead lender.  Syndicated loans are typically made to large businesses (which are referred to as shared national credits) or middle market companies (which do not meet the regulatory definition of shared national credits), both of which are secured by business assets or equipment, and also commercial real estate.  The syndicate group for both types of loans usually consists of two to three other financial institutions.  In particular, we frequently work with a large regional financial institution, which is often the lead lender with respect to these loans.  We have developed this portfolio to diversify our balance sheet, increase our yield and mitigate interest rate risk due to the variable rate pricing structure of the loans.  We have a defined set of credit guidelines that we use when evaluating these credits.  Although other large financial institutions are the lead lenders on these loans, our credit department does its own independent review of these loans and the approval process of these loans is consistent with our underwriting of loans and our lending policies.  We expect to continue our syndicated lending program for the foreseeable future.

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

We design our consumer deposit products specifically for the lifestyles of clients in the communities we serve.  Some accounts emphasize and reward debit card usage, while others appeal to higher deposit customers.  We also utilize Flight, which is our customer relationship management system, to assist our personnel in deepening and expanding current relationships by providing timely identification of potential needs.  It also serves as a methodical tool to track customer onboarding and retention actions by account officers.  We do participate in the CDARS service via Promontory Interfinancial Network as an option for our customers to place funds and occasionally as a funding source.

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

Our Markets

We currently conduct banking operations through our 42 full service branches located in Arkansas, Kansas, Missouri and Oklahoma.  We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets.  In particular, we believe our markets provide us with access to low cost, stable core deposits in smaller community markets that we can use to fund commercial loan growth in metropolitan areas.

We believe our existing and target markets are among some of the most attractive in the Midwestern United States.  Our markets are home to thousands of manufacturing and trade jobs, and have experienced recent growth in the healthcare, consumer services and technology sectors.  We believe the central geographic footprint of our markets provides numerous industrial plants, facilities and manufacturing businesses with a central shipping location from which they can distribute their products.  Our markets also serve as the corporate headquarters for Koch Industries Inc., Hallmark Cards, Inc., H&R Block, Inc., Sprint Corporation, Cerner Corporation, AMC Entertainment Holdings, Inc., Garmin International, Inc., Cessna Aircraft Company, Seaboard Corporation, Cargill Meat Solutions and The Coleman Company and host a major presence for companies across a variety of industries, including Spirit AeroSystems, Inc., Bombardier Learjet, Collective Brands, Inc., FedEx, Flexsteel, Hills Pet Nutrition, Inc., Textron Aviation Services, Tyson Foods, Williams Companies, Phillips 66, OneOK, Quik Trip, Rib Crib, Dairy Farmers of America, Honeywell, Bayer Corporation and Dean & Deluca, Inc.  We understand the community banking needs of the businesses and individuals within our markets and have focused on developing a commercial and personal banking platform to service such needs.

The markets in which we operate have generally experienced stable population growth over the past five years, with modest population growth expected over the next five years.  Wichita is the largest MSA in Kansas with a population of over 648,000, Kansas City, Missouri and Kansas is the No. 31 largest MSA in the U.S. with a population of 2.2 million as of December 31, 2017, and Tulsa, Oklahoma, is No. 54 with a 2017 MSA population of over 1 million.  In addition, we believe our markets are stable and have weathered various economic cycles relatively well.  Household income is expected to increase by a five-year growth rate of 5.0%.  Our markets are expected to experience moderate compounded annual growth in consumer and commercial deposits, with a three-year compounded average growth rate of 4.94% for commercial deposits, according to data from Fiserv BancIntelligence, and 2.0% in consumer deposits.

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

Information Technology Systems

We continue to make significant investments in our information technology systems and staff for our banking and lending operations and treasury management activities.  We believe this investment will support our continued growth, permit us to enhance our capabilities to offer new products and overall customer experience and enable us to provide scale for future growth and acquisitions.  We use nationally recognized software vendors and their support allows us to operate our data processing and core systems in-house.  Our internal network and e-mail systems are maintained in-house and we have enhanced our back-up site at a decentralized location.  This back-up site provides for redundancy and disaster recovery capabilities.

The majority of our other systems, including our electronic funds transfer, transaction processing and online banking services are hosted by third-party service providers.  The scalability of this infrastructure will support our growth strategy.  In addition, the tested capability of these vendors to automatically switch over to standby systems should allow us to recover our systems and provide business continuity quickly in case of a disaster.

Due to our heavy reliance on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial reporting and other systems, we utilize a layered cyber security model designed to protect all systems and sensitive data.  This layered model is composed of a variety of different components from a range of security vendors.  The various components are centrally managed and monitored creating a multi-layered, interlocking, cybersecurity defense system.  We believe this defense system is dynamic and designed to adjust itself to protect against the latest cyber threats and attack vectors.

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

Employees

As of December 31, 2017, we had approximately 526 full-time equivalent employees.  None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

Available Information

The Company files reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended.  You may read and copy this information at the SEC’s Public Reference Room, 100 F Street, N.E., Washington, D.C. 20549.  You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an internet site that contains reports, proxy and information statements and other information about issuers, like the Company, who file electronically with the SEC.  The address of the site is http://www.sec.gov.

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

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy.  In furtherance of those goals, the U.S. Congress and the individual states have created several regulatory agencies and enacted numerous laws, such as the Dodd-Frank Act, that govern banks and the banking industry.  The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, our depositors and the public, rather than the stockholders and creditors.

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

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries.  Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are so closely related to banking as to be a proper incident thereto.  If a bank holding company has become a financial holding company (“FHC”), it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity.  FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities.  We have not elected to be an FHC at this time.  To maintain FHC status, the bank holding company and all subsidiary depository institutions must be “well managed” and “well capitalized.”  Additionally, all subsidiary depository institutions must have received at least a “Satisfactory” rating on its most recent CRA examination.  Failure to meet these requirements may result in limitations on activities and acquisitions.

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

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations.  Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), provides that the Board of Governors of the Federal Reserve can assess civil money penalties for such practices or violations which can be as high as $1 million per day.  FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

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

Rules on Regulatory Capital

Regulatory capital rules released in July 2013 pursuant to the Basel III requirements (“Basel III rules”), implement higher minimum capital requirements for bank holding companies and banks.  The Basel III rules include a new common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  These enhancements are designed to both improve the quality and increase the quantity of capital required, on a fully phased-in basis, to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions.  The Basel III rules require banks and bank holding companies to maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%.  Once fully phased in, bank holding companies will also be required to hold a capital conservation buffer of CET1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments.  Under the Basel III rules, bank holding companies must maintain a total risk-based capital ratio of 10% and a total Tier 1 risk-based capital ratio of 6% to be considered “well capitalized” for purposes of certain rules and requirements.

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

In addition, the Basel III rules include certain exemptions to address concerns about the regulatory burden on community banks.  For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009, are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010, on a permanent basis, without any phase out.  Community banks were also permitted to make a one-time election in their March 31, 2015, quarterly filings to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the current capital rules.  Under the Basel III rules, we made the one-time, permanent election to continue to exclude AOCI from capital.

Imposition of Liability for Undercapitalized Subsidiaries

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) required each federal banking agency to revise its risk-based capital standards to ensure that those standards take adequate account of interest rate risk, concentration of credit risk and the risks of nontraditional activities, as well as reflect the actual performance and expected risk of loss on multifamily mortgages.

Pursuant to FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2017, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

Control Acquisitions

The Change in Bank Control Act (“CBCA”) prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction.  Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act, such as ourselves, would, under the circumstances set forth in the presumption, constitute acquisition of control of us.

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

As of December 31, 2017, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to DIF.  These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature between 2018 and 2019.

Consumer Financial Protection Bureau

The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”) which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Depository institutions with less than $10 billion in assets, such as Equity Bank, are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but such banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires that, in connection with examinations of financial institutions within its jurisdiction, the federal and the state banking regulators, as applicable, evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on us.  Additionally, we must publicly disclose the terms of various CRA-related agreements.

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

All of the above laws and regulations add significantly to the cost of operating the Company and Equity Bank and thus have a negative impact on profitability.  We would also note that there has been a tremendous expansion experienced in recent years by certain financial service providers that are not subject to the same rules and regulations as the Company and Equity Bank.  These institutions, because they are not so highly regulated, have a competitive advantage over the Company and Equity Bank and may continue to draw large amounts of funds away from banking institutions, with a continuing adverse effect on the banking industry in general.

Effect of Governmental Monetary Policies

The commercial banking business is affected not only by general economic conditions but also by both U.S. fiscal policy and the monetary policies of the Federal Reserve.  Some of the instruments of fiscal and monetary policy available to the Federal Reserve include changes in the discount rate on member bank borrowings, the fluctuating availability of borrowings at the “discount window,” open market operations, the imposition of and changes in reserve requirements against member banks’ deposits and assets of foreign branches, the imposition of and changes in reserve requirements against certain borrowings by banks and their affiliates and the placing of limits on interest rates that member banks may pay on time and savings deposits.  Such policies influence, to a significant extent, the overall growth of bank loans, investments and deposits and the interest rates charged on loans or paid on time and savings deposits.  We cannot predict the nature of future fiscal and monetary policies and the effect of such policies on the future business and our earnings.

Item 1A: Risk Factors

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The material risks and uncertainties that management believes affect the Company are described below.  Additional risks and uncertainties that management is not aware of, or that management currently deems immaterial, may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our securities could decline significantly, and you could lose all or part of your investment.  Some statements in the following risk factors constitute forward-looking statements.  Please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

Risks Relating to Our Business

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our banking operations are concentrated in Arkansas, Kansas, Missouri and Oklahoma.  As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of our markets.  Our success depends to a significant extent upon the business activity, population, income levels, deposits, and real estate activity in these markets.  Although our customers’ business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits, and generally affect our financial conditions and results of operations.  Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

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

A substantial part of our historical growth has been a result of acquisitions of other financial institutions.  We intend to continue our strategy of evaluating and selectively acquiring other financial institutions that serve customers or markets we find desirable. However, the market for acquisitions remains highly competitive, and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition strategy.  To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost.  If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approval, which has become substantially more difficult, time-consuming and unpredictable as a result of the recent financial crisis.  Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated.

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

As of December 31, 2017, our ten largest loan relationships totaled over $208.6 million in loan exposure, or 9.8% of the total loan portfolio.  The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses.  The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital.  Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2017, our ten largest non-brokered depositors accounted for $282.8 million in deposits, or approximately 11.9% of our total deposits.  Further, our non-brokered deposit account balance was $2.30 billion, or approximately 96.4% of our total deposits, as of December 31, 2017.  Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

As part of our ongoing strategic plan, we may consider expansion into new geographic markets.  Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or bank branches.  There are considerable costs associated with opening new branches and new branches generally do not generate sufficient revenues to offset costs until they have been in operation for some time.  Additionally, we may consider expansion into new lines of business through the acquisition of third parties or organic growth and development.  There are substantial risks associated with such efforts, including risks that (i) revenues from such activities might not be sufficient to offset the development, compliance, and other implementation costs, (ii) competing products and services and shifting market preferences might affect the profitability of such activities, and (iii) our internal controls might be inadequate to manage the risks associated with new activities.  Furthermore, it is possible that our unfamiliarity with new markets or lines of business might adversely affect the success of such actions.  If any such expansions into new geographic or product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

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

Federal income tax reform could have unforeseen effects on our financial condition and results of operations.

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Company is still in the process of analyzing the Tax Cuts and Jobs Act and its possible effects on the Company.  The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.  There are also provisions that may partially offset the benefit of such rate reduction.  Financial statement impacts include adjustments for, among other things, the re-measurement of deferred tax assets and liabilities.  The re-measurement of the Company’s net deferred tax asset resulted in a $1.2 million re-measurement charge being recognized in income tax expense in 2017.  While there are benefits, there is also substantial uncertainty regarding the details of U.S. Tax Reform.  The intended and unintended consequences of the Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse.  The Company anticipates that the impact of the Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

Changes in economic conditions could cause an increase in delinquencies and nonperforming assets, including loan charge-offs, which could depress our net income and growth.

Our loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and, a slowdown in housing.  If we see negative economic conditions develop in the United States as a whole or our Arkansas, Kansas, Missouri and Oklahoma markets, we could experience higher delinquencies and loan charge-offs, which would reduce our net income and adversely affect our financial condition.  Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.

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

The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets.  Most of the real estate securing our loans is located in our Arkansas, Kansas, Missouri and Oklahoma markets.  Because the value of this collateral depends upon local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties, and local governmental regulation, adverse changes in any of these factors in our markets could cause a decline in the value of the collateral securing a significant portion of our loan portfolio.  Further, the concentration of real estate collateral in these three markets limits our ability to diversify the risk of such occurrences.

A large portion of our loan portfolio is comprised of commercial loans, which are secured by accounts receivable, inventory, equipment or other asset-based collateral, and deterioration in the value of such collateral could increase our exposure to future probable losses.

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

A portion of our loan portfolio is comprised of participation and syndicated transaction interests, which could have an adverse effect on our ability to monitor the lending relationships and lead to an increased risk of loss.

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

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions, and the increased sophistication and activities of organized crime, hackers, terrorists, activists, and other external parties.  The financial services industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks, including in the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis.  We are under continuous threat of loss due to fraudulent activity, hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business.  Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cybercriminals and hackers, our plans to continue to provide internet banking and mobile banking channels, and our plans to develop additional remote connectivity solutions to serve our customers.  Therefore, the secure processing, transmission, and storage of information in connection with our online banking services are critical elements of our operations.  However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes, or other security failures.  In addition, our customers may use personal smartphones, tablet PCs, or other mobile devices that are beyond our control systems in order to access our products and services.  Our technologies, systems and networks, and our customers’ devices, may become the target of cyber-attacks, electronic fraud, or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss, or destruction of our or our customers’ confidential, proprietary, and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.  As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats.  Our business relies on the secure processing, storage, transmission and retrieval of confidential customer information in our computer and data management systems and networks, and in the comp0uter and data management systems and networks of third parties, and any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities.  Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits.  While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future.  The occurrence of any cyber-attack or information security breach could result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, reputational damage, damage to our competitive position, and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry.  These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing”, account takeover, denial or degradation of service attacks, and malware or other cyber-attacks.  These electronic viruses or malicious code are typically designed to, among other things:

•	obtain unauthorized access to confidential information belonging to us or our clients and customers;
•	manipulate or destroy data;
•	disrupt, sabotage or degrade service on a financial institution’s systems, or
•	steal money.

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or clients and their employees or other third parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients, clients and other third parties to identity theft and fraudulent activity in their credit card and banking accounts.  Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental.  Cybersecurity risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because, among other reasons:

•	the proliferation of new technologies and the use of the Internet and telecommunications technologies to conduct financial transactions;
•

these threats arise from numerous sources, not all of which are in our control, including among others, human error, fraud or malice on the part of employees or third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, natural disasters or severe weather conditions, health emergencies or pandemics, or outbreaks of hostilities or terrorist acts;

•	the techniques used in cyber-attacks change frequently and may not be recognized until launched or until well after the breach has occurred;
•

the increased sophistication and activities of organized crime groups, hackers, terrorist organizations, hostile foreign governments, disgruntled employees or vendors, activists and other external parties, including those involved in corporate espionage;

•

the vulnerability of systems to third parties seeking to gain access to such systems either directly or using equipment or security passwords belonging to employees, customers, third-party service providers or other users of our systems; and

•

our frequent transmission of sensitive information to, and storage of such information by, third parties, including our vendors and regulators, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.

Although to date we have experienced any losses or other material consequences relating to technology failure, cyber-attacks or other information, we may suffer such losses or other consequences in the future.  While we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring.  Even the most advanced internal control environment may be vulnerable to compromise.  Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent.  Additionally, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.  Further, we may not be able to insure against losses related to cyber-threats.  As cyber-threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

As is the case with non-electronic fraudulent activity, cyber-attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences.  Furthermore, the public perception that a cyber-attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business.  A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

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

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected.  The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount.  This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter.  This differs significantly from the “incurred loss” model required under current general accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred.  Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance.  Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.  If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us the fiscal year beginning after December 15, 2019, and for interim periods within those fiscal years.  We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016.  We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

Adverse weather or man-made events could negatively affect our markets or disrupt our operations, which could have an adverse effect upon our business and results of operations.

A significant portion of our business is generated in our Arkansas, Kansas, Missouri and Oklahoma markets, which have been, and may continue to be, susceptible to natural disasters, such as tornadoes, droughts, floods and other severe weather events.  These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and increase the risk of delinquencies, foreclosures, or loss on loans originated by us, damage our banking facilities and offices, and negatively impact our growth strategy.  Such weather events could disrupt operations, result in damage to properties, and negatively affect the local economies in the markets where we operate.  We cannot predict whether or to what extent damage that may be caused by future weather or man-made events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans, and an increase in delinquencies, foreclosures, or loan losses.  Our business or results of operations may be adversely affected by these and other negative effects of natural or man-made disasters.  Further, severe weather, natural disasters, acts of war or terrorism, and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies, or defaults that could result in a higher level of nonperforming assets, net charge-offs, and provision for loan losses.  Such risks could also impair the value of collateral securing loans and hurt our deposit base.

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

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had a balance of $2.5 million as of December 31, 2017. This loan has a maximum lending commitment of $30.0 million. If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset. In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

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

Our directors and executive officers, as a group, beneficially owned approximately 11.7% of our outstanding Class A common stock as of December 31, 2017.  As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies.  The interests of our directors and executive officers may not be consistent with your interests as a stockholder.  This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 16, 2018.  Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock.  Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207.  Including our principal executive offices, as of December 31, 2017, we operated a total of 42 branches, consisting of four branches in the Wichita, Kansas metropolitan area, six branches in the Kansas City metropolitan area, three branches in Topeka, Kansas, ten branches in Western Missouri, five branches in Western Kansas, four branches in Southeast Kansas, five branches in Northern Arkansas, one branch in the Tulsa, Oklahoma metropolitan area and four branches in Northern Oklahoma.  Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities.  We believe all of our facilities are suitable for our operational needs.  The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2017.

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Other Wichita Area Branches:
345 North Andover Road Andover, Kansas 67002	Owned
1555 North Webb Road Wichita, Kansas 67206	Owned
10222 West Central Wichita, Kansas 67212	Owned

Kansas City Branches:
6200 Northwest 63rd Terrace Kansas City, Missouri 64151	Owned
8880 West 151st Street Overland Park, Kansas 66221	Owned
4551 West 107th Street, Suite 210 Overland Park, Kansas 66207	Leased
909 Northeast Rice Road Lee’s Summit, Missouri 64086	Owned
301 Southeast Main Street Lee’s Summit, Missouri 64063	Owned
1251 Southwest Oldham Parkway Lee’s Summit, Missouri 64081	Owned

Tulsa Branches:
9292 South Delaware Ave Tulsa, Oklahoma 74137	Owned
Western Missouri Branches:
1919 Highway 13 Higginsville, Missouri 64037	Owned
300 South Miller Street Sweet Springs, Missouri 65351	Owned
612 North Maguire Warrensburg, Missouri 64093	Owned
1110 South Mitchell Street Warrensburg, Missouri 64093	Leased

Address	Owned/Leased
200 North State Street Knob Noster, Missouri 65336	Owned
920 Thompson Boulevard Sedalia, Missouri 65301	Owned
504 West Benton Street Windsor, Missouri 65360	Owned
615 East Ohio Street Clinton, Missouri 64735	Owned
100 East Main Street Warsaw, Missouri 65355	Owned
1601 Commercial Street Warsaw, Missouri 65355	Owned

Topeka Branches:
701 South Kansas Avenue Topeka, Kansas 66603	Owned
507 West 8th Street Topeka, Kansas 66603	Owned
3825 Southwest 29th Street Topeka, Kansas 66614	Leased

Western Kansas Branches:
2428 Vine Street Hays, Kansas 67601	Owned
916 Washington Street Ellis, Kansas 67637 745 Main Street Hoxie, Kansas 67740 300 Highway 212 Quinter, Kansas 67752 106 South Adams Street Grinnell, Kansas 67738	Owned Owned Owned Owned

Southeast Kansas Branches:
902 McArthur Rd Coffeyville, Kansas 67337	Owned
112 East Myrtle Street Independence, Kansas 67301	Owned
801 Main Neodesha, Kansas 66757	Owned
102 North Broadway Street Pittsburg, Kansas 66762	Owned

Northern Arkansas Branches:
200 East Ridge Avenue Harrison, Arkansas 72601	Owned

Address	Owned/Leased
1304 Highway 62/65 North(1) Harrison, Arkansas 72601	Leased
911 West Trimble Avenue Berryville, Arkansas 72616	Owned
107 West Van Buren Eureka Springs, Arkansas 72632 198 Slack Street Pea Ridge, Arkansas 72751	Leased Owned
Northern Oklahoma Branches:
222 East Grand Avenue Ponca City, Oklahoma 74601	Leased
802 East Prospect Avenue Ponca City, Oklahoma 74601	Owned
1417 East Hartford Avenue Ponca City, Oklahoma 74604	Leased
102 South Main Street Newkirk, Oklahoma 74647	Owned

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Markets under the symbol “EQBK”.  At March 7, 2018, there were 14,605,607 shares of our Class A common stock, outstanding and 276 stockholders of record for the Company’s Class A common stock.  At March 7, 2018, no shares of our Class B common stock were outstanding.

The following table sets forth, for the periods indicated, the high and low intraday sales prices for our Class A common stock as reported by the NASDAQ Global Select Market.

	High	Low
Quarter ended March 31, 2016	$24.10	$19.72
Quarter ended June 30, 2016	$23.94	$19.81
Quarter ended September 30, 2016	$26.27	$20.77
Quarter ended December 31, 2016	$38.03	$23.94
Quarter ended March 31, 2017	$35.24	$29.82
Quarter ended June 30, 2017	$33.11	$29.13
Quarter ended September 30, 2017	$36.30	$30.67
Quarter ended December 31, 2017	$36.99	$32.93
Quarter ended March 31, 2018 (through March 7, 2018)	$38.80	$35.13

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2017.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders(2)	647,521		$24.99	219,252
Equity compensation plans not approved by security holders	150,000	(1)	12.00	—
Total	797,521		$22.54	219,252

(1)	Includes 150,000 options to purchase common stock outstanding under our 2006 Non-Qualified Stock Option Plan.
(2)

All securities remaining available for future issuance were available under our Amended and Restated 2013 Stock Incentive Plan as of December 31, 2017.  No securities remained available for future issuance under our 2006 Non-Qualified Stock Option Plan.

Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading November 11, 2015 to December 31, 2017, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period.  The performance graph assumes $100 is invested on November 11, 2015, in the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Bank Index.  Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

On December 20, 2016, the Company and certain selling stockholders of the Company, who are funds affiliated with Patriot Financial Partners, L.P. and Endicott Management Company (the “Selling Stockholders”), severally and not jointly and severally, entered into a Securities Purchase Agreement (“Purchase Agreement”) with certain institutional and accredited investors (the “Investors”).  Pursuant to the Purchase Agreement, the Investors agreed to purchase an aggregate of 1,090,000 shares of our Class A common stock, par value $0.01 per share, at a purchase price of $32.50 per share which consisted of 770,000 shares of Class A common stock that were issued by the Company and 320,000 shares of the Company’s Class B common stock, par value $0.01, which were converted into an equal number of shares of Class A common stock upon transfer to the Investors.  The gross proceeds to the Company were approximately $25.0 million and underwriter fees paid by the Company were $1.3 million.  The net proceeds were used by the Company to repay debt under its line of credit and to provide working capital for the Company’s growth strategies.  The Company did not receive any of the proceeds from the sale of shares by the Selling Stockholders.  The issuance of the shares of Class A common stock by the Company pursuant to the Purchase Agreement to the institutional and “accredited investors” (as that term is defined under rule 501 of Regulation D) was exempt from registration under the Securities Act, in reliance upon Section 4(a)(2) of the Securities Act and Regulation D Rule 506, as a transaction by an issuer involving a public offering.  In connection with the Purchase agreement, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) between the Company and each of the Investors.  The Company filed a Form S-3 registration statement pursuant to the terms of the Registration Rights Agreement on January 17, 2017, which was declared effective by the SEC on January 27, 2017.

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 6: Selected Financial Data

The following table sets forth selected historical consolidated financial and other data as of and for the years ended December 31, 2017, 2016, 2015, 2014 and 2013.  Our historical results are not necessarily indicative of any future period.  The performance, asset quality and capital ratios are unaudited and derived from our audited and unaudited financial statements as of and for the periods presented.  Average balances have been calculated using daily averages, unless otherwise denoted.

You should read the selected consolidated financial data set forth below in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts) is listed below.

	Years Ended December 31,
	2017	2016	2015	2014	2013
Statement of Income Data
Interest and dividend income	$102,693	$61,799	$53,028	$46,794	$46,845
Interest expense	16,691	9,202	6,766	5,433	5,610
Net interest income	86,002	52,597	46,262	41,361	41,235
Provision for loan losses	2,953	2,119	3,047	1,200	2,583
Net gain on acquisition	—	—	682	—	—
Net gain on sale and settlement of securities	271	479	756	986	500
Other non-interest income	15,169	9,987	8,364	7,688	7,392
Merger expense	5,352	5,294	1,691	—	—
Loss on extinguishment of debt	—	58	316	—	—
Other non-interest expense	62,111	41,723	36,568	35,645	35,137
Income before income taxes	31,026	13,869	14,442	13,190	11,407
Provision for income taxes	10,377	4,495	4,142	4,203	3,534
Net income	20,649	9,374	10,300	8,987	7,873
Dividends and discount accretion on preferred stock	—	(1)	(177)	(708)	(978)
Net income allocable to common stockholders	20,649	9,373	10,123	8,279	6,895
Basic earnings per share	1.66	1.09	1.55	1.31	0.93
Diluted earnings per share	1.62	1.07	1.54	1.30	0.92
Balance Sheet Data (at period end)
Cash and cash equivalents	$52,195	$35,095	$56,829	$31,707	$20,620
Securities available-for-sale	162,272	95,732	130,810	52,985	65,450
Securities held-to-maturity	535,462	465,709	310,539	261,017	284,407
Loans held for sale	16,344	4,830	3,504	897	347
Gross loans held for investment	2,103,279	1,383,605	960,355	725,876	660,294
Allowance for loan losses	8,498	6,432	5,506	5,963	5,614
Loans held for investment, net of allowance for loan losses	2,094,781	1,377,173	954,849	719,913	654,680
Goodwill and core deposit intangibles, net	115,645	63,589	19,679	19,237	19,600
Mortgage servicing asset, net	17	23	29	—	—
Naming rights, net	1,260	—	—	—	—
Total assets	3,170,509	2,192,192	1,585,727	1,174,515	1,139,897
Total deposits	2,382,013	1,630,451	1,215,914	981,177	947,319
Borrowings	401,652	293,909	194,064	70,370	43,365
Total liabilities	2,796,365	1,934,228	1,418,494	1,056,786	1,000,024
Total stockholders’ equity	374,144	257,964	167,233	117,729	139,873
Tangible common equity*	257,222	194,352	131,153	82,133	88,381
Performance ratios
Return on average assets (ROAA)	0.84%	0.55%	0.75%	0.78%	0.67%
Return on average equity (ROAE)	7.03%	5.55%	8.19%	7.30%	5.71%
Return on average tangible common equity (ROATCE)*	9.81%	6.75%	9.66%	9.99%	8.27%
Yield on loans	5.43%	4.98%	5.31%	5.63%	5.63%
Cost of interest-bearing deposits	0.79%	0.65%	0.55%	0.49%	0.53%
Net interest margin	3.83%	3.30%	3.65%	3.92%	3.87%
Efficiency ratio*	61.39%	66.67%	66.94%	72.67%	72.26%
Non-interest income / average assets	0.63%	0.61%	0.71%	0.75%	0.67%
Non-interest expense / average assets	2.74%	2.74%	2.81%	3.08%	2.99%
Capital Ratios
Tier 1 Leverage Ratio	10.33%	11.81%	9.47%	9.62%	11.59%
Common Equity Tier 1 Capital Ratio	11.56%	13.34%	12.35%	N/A	N/A
Tier 1 Risk Based Capital Ratio	12.17%	14.25%	13.85%	13.16%	17.01%
Total Risk Based Capital Ratio	12.54%	14.67%	14.35%	13.86%	17.74%
Equity / Assets	11.80%	11.77%	10.55%	10.02%	12.27%
Book value per share	$25.62	$22.09	$18.37	$16.71	$14.62
Tangible book value per share*	$17.61	$16.64	$15.97	$13.54	$11.97
Tangible common equity to tangible assets*	8.42%	9.13%	8.37%	7.11%	7.89%

*Indicates non-GAAP financial measure. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for reconciliation to the most directly comparable GAAP measure.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 42 full service branches located in Arkansas, Kansas, Missouri and Oklahoma.  As of December 31, 2017, we had, on a consolidated basis, total assets of $3.17 billion, total deposits of $2.38 billion, total loans held for investment of $2.09 billion (net of allowances) and total stockholders’ equity of $374.1 million.  Net income for the year ended December 31, 2017 was $20.6 million compared to $9.4 million for the prior year ended December 31, 2016, an increase of $11.3 million, or 120.3%.

History and Background

Since 2003, we have completed a series of thirteen acquisitions and two charter consolidations.  We have sought to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations.  In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire.  Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically.  In addition, we have focused on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships.  We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross-selling our depository products to our loan customers.

Our principal objective is to continue to increase stockholder value and generate consistent earnings growth by expanding our commercial banking franchise both organically and through strategic acquisitions.  We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency.  We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities.  We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share.  We believe our geographic footprint, which is strategically split between growing metropolitan markets, such as Kansas City, Tulsa and Wichita, and stable community markets within Western Kansas, Western Missouri, Topeka, Northern Arkansas and Northern Oklahoma, provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.  We strive to provide an enhanced banking experience for our customers by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality, relationship-based customer service of a community bank.

Highlights for the Year Ended December 31, 2017

•	Net income allocable to common stockholders of $20.6 million for the year ended December 31, 2017, compared to $9.4 million for the previous year ended December 31, 2016, a 120.3% increase.
•	Total loans held for investment of $2.09 billion at December 31, 2017, compared to $1.38 billion at December 31, 2016, an increase of $717.6 million, or 52.1%.
•	Total deposits of $2.38 billion at December 31, 2017, compared to $1.63 billion at December 31, 2016, an increase of $751.6 million, or 46.1%.
•	Total assets of $3.17 billion at December 31, 2017, compared to $2.19 billion at December 31, 2016, an increase of $978.3 million, or 44.6%.
•	Book value per common share of $25.62 at December 31, 2017, compared to $22.09 at December 31, 2016, an increase of $3.53, or 16.0%.
•	Tangible book value per common share of $17.61 at December 31, 2017, compared to $16.64 at December 31, 2016, an increase of $0.97, or 5.9%.

We completed our acquisition of Prairie State Bancshares, Inc. (“Prairie”) of Hoxie, Kansas on March 10, 2017.  Prairie had total assets of $153.1 million, net loans of $130.1 million, and total deposits of $125.4 million.  On November 10, 2017, we completed our acquisition of Eastman National Bancshares, Inc. (“Eastman”) of Newkirk/Ponca City, Oklahoma.  Eastman had total assets of $259.7 million, net loans of $177.9 million, and total deposits of $224.6 million.  Also on November 10, 2017, we completed our acquisition of Cache Holdings, Inc. (“Cache”) of Tulsa, Oklahoma.  Cache had total assets of $324.6 million, net loans of $308.3 million, and total deposits of $278.7 million.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in the December 31, 2017 notes to consolidated financial statements “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES.” We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.

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

Changes in interest rates earned on interest-earning assets or incurred on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic change in net interest income.  Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international circumstances and domestic and foreign financial markets.  Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Kansas, Missouri and Oklahoma, as well as developments affecting the consumer, commercial and real estate sectors within these markets.

Net Income

Year ended December 31, 2017 compared with year ended December 31, 2016

Net income for the year ended December 31, 2017 was $20.6 million compared to $9.4 million for year ended December 31, 2016.  Net income allocable to common stockholders was $20.6 million for the year ended December 31, 2017, compared to $9.4 million for the year ended December 31, 2016, an increase of $11.3 million, or 120.3%.  During the year ended December 31, 2017, increases in net interest income of $33.4 million and non-interest income of $5.0 million were partially offset by $20.4 million in higher non-interest expenses and an increase of $834 thousand in the provision for loan loss when compared to the year ended December 31, 2016.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Year ended December 31, 2016 compared with year ended December 31, 2015

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

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2017, 2016 and 2015.  The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2017			December 31, 2016			December 31, 2015
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets
Loans(1)	$1,576,364	$85,662	5.43%	$1,009,918	$50,272	4.98%	$816,427	$43,361	5.31%
Taxable securities	510,165	12,308	2.41%	382,616	8,111	2.12%	336,905	7,634	2.27%
Nontaxable securities	111,242	3,375	3.03%	59,735	1,654	2.77%	43,769	1,057	2.41%
Federal funds sold and other	47,937	1,348	2.81%	140,415	1,762	1.25%	71,224	976	1.37%
Total interest-earning assets	2,245,708	$102,693	4.57%	1,592,684	$61,799	3.88%	1,268,325	$53,028	4.18%
Non-interest-earning assets
Other real estate owned, net	8,968			6,167			5,742
Premises and equipment, net	55,299			40,800			36,983
Bank-owned life insurance	49,409			33,415			29,816
Goodwill and core deposit intangible, net	76,320			25,749			19,505
Other non-interest-earning assets	26,315			18,397			13,839
Total assets	$2,462,019			$1,717,212			$1,374,210
Interest-bearing liabilities
Interest-bearing demand deposits	$452,652	$2,299	0.51%	$314,515	$890	0.28%	$259,007	$633	0.24%
Savings and money market	501,386	2,781	0.55%	317,394	1,317	0.41%	261,195	918	0.35%
Savings, NOW and money market	954,038	5,080	0.53%	631,909	2,207	0.35%	520,202	1,551	0.30%
Certificates of deposit	647,998	7,642	1.18%	453,045	4,835	1.07%	374,846	3,375	0.90%
Total interest-bearing deposits	1,602,036	12,722	0.79%	1,084,954	7,042	0.65%	895,048	4,926	0.55%
FHLB term and line of credit advances	258,951	2,909	1.12%	250,282	1,400	0.56%	157,801	495	0.31%
Bank stock loan	356	16	4.48%	989	31	3.09%	15,581	641	4.11%
Subordinated borrowings	13,820	980	7.09%	9,948	671	6.74%	9,102	643	7.06%
Other borrowings	25,823	64	0.25%	22,599	58	0.26%	24,862	61	0.24%
Total interest-bearing liabilities	1,900,986	$16,691	0.88%	1,368,772	$9,202	0.67%	1,102,394	$6,766	0.61%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	257,346			169,514			138,933
Non-interest-bearing liabilities	9,889			10,103			7,075
Stockholders’ equity	293,798			168,823			125,808
Total liabilities and stockholders’ equity	$2,462,019			$1,717,212			$1,374,210
Net interest income		$86,002			$52,597			$46,262
Interest rate spread			3.69%			3.21%			3.57%
Net interest margin(2)			3.83%			3.30%			3.65%
Total cost of deposits, including non-interest bearing deposits	$1,859,382	$12,722	0.68%	$1,254,468	$7,042	0.56%	$1,033,981	$4,926	0.48%
Average interest-earning assets to interest-bearing liabilities			118.13%			116.36%			115.05%

(1)	Average loan balances include nonaccrual loans, hedge fair value adjustments and merger fair value adjustments.
(2)	Net interest margin is calculated by dividing net interest income by average interest-earning assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2017 as compared to the year ended December 31, 2016, and the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Analysis of Changes in Net Interest Income

	2017 vs. 2016			2016 vs. 2015
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets
Loans	$30,418	$4,972	$35,390	$9,767	$(2,856)	$6,911
Taxable securities	2,968	1,229	4,197	990	(513)	477
Nontaxable securities	1,549	172	1,721	426	171	597
Federal funds sold and other	(1,659)	1,245	(414)	875	(89)	786
Total interest-earning assets	$33,276	$7,618	$40,894	$12,058	$(3,287)	8,771
Interest-bearing liabilities
Savings, NOW and money market	1,427	$1,446	$2,873	$365	$291	$656
Certificates of deposit	2,256	551	2,807	773	687	1,460
Total interest-bearing deposits	3,683	1,997	5,680	1,138	978	2,116
FHLB term and line of credit advances	50	1,459	1,509	388	517	905
Bank stock loan	(25)	10	(15)	(482)	(128)	(610)
Subordinated borrowings	273	36	309	58	(30)	28
Other borrowings	8	(2)	6	(6)	3	(3)
Total interest-bearing liabilities	$3,989	$3,500	$7,489	$1,096	$1,340	$2,436
Net Interest Income	$29,287	$4,118	$33,405	$10,962	$(4,627)	$6,335

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

Year ended December 31, 2017 compared with year ended December 31, 2016

Net interest income before the provision for loan losses for the year ended December 31, 2017 was $86.0 million compared with $52.6 million for the year ended December 31, 2016, an increase of $33.4 million, or 63.5%.  The increase in net interest income is primarily due to the increase in the volume of interest-earnings assets and to a lesser extent an increase in yields on interest-earning assets.  The increase in average volume of interest-earning assets was primarily due to increases in loans and investment securities partially offset by a decrease in Federal funds sold and other.  Interest expense for the year ended December 31, 2017 was $16.7 million, an increase of $7.5 million, or 81.4%, from the interest expense of $9.2 million for the year ended December 31, 2016.  The increase in interest expense was primarily due to an increase in the average volume and rates of interest bearing liabilities incurred to fund the increased volume of interest-earning assets.

Interest income was $102.7 million for the year ended December 31, 2017 and $61.8 million for the year ended December 31, 2016, an increase of $40.9 million, or 66.2%.  Interest income on loans , including loan fees, was $85.7 million for the year ended December 31, 2017, an increase of $35.4 million, or 70.4%, compared to the year ended December 31, 2016.  The increase in loan interest income was driven by the increase in average loan volume and a 45 basis point increase in yield on the loan portfolio from 4.98% for the year ended December 31, 2016 to 5.43% for the year ended December 31, 2017.  The impact to net interest income from loan fees for the year ended December 31, 2017, was $3.4 million compared to $2.4 million for the year ended December 31, 2016.

Interest expense was $16.7 million for the year ended December 31, 2017, an increase of $7.5 million from the $9.2 million for the year ended December 31, 2016.  Interest expense on savings, NOW and money market deposits was $5.1 million for the year ended December 31, 2017, an increase of $2.9 million from $2.2 million for the year ended December 31, 2016.  Average certificates of deposit increased $195.0 million for the year ended December 31, 2017 compared to the year ended December 31, 2016 and the average rate increased from 1.07% to 1.18% for the same time period resulting in an increase in related interest expense of $2.8 million.  Average balances of borrowings from the FHLB increased by $8.7 million from an average balance of $250.3 million for the year ended December 31, 2016 to an average balance of $259.0 million for the year ended December 31, 2017, resulting in an increase in interest expense of $1.5 million.  Interest expense on our bank stock loan for the year ended December 31, 2017 was $16 thousand compared to $31 thousand for the year ended December 31, 2016.  Total cost of interest-bearing liabilities increased 21 basis points to 0.88% for the year ended December 31, 2017 from 0.67% for the year ended December 31, 2016.

Net interest margin, for the year ended December 31, 2017 was 3.83%, an increase of 53 basis points compared with 3.30% for the year ended December 31, 2016.  The increase in net interest margin during 2017 is largely due to the increase in overall yield on interest earning assets.  Also, during the first nine months of 2016, we utilized a “leverage” or “spread” opportunity.  The spread opportunity involved borrowing overnight on our line of credit with the FHLB and investing the proceeds in FHLB stock, federal funds sold and other overnight assets, such as money market accounts in other financial institutions, resulting in a decrease in net interest margin of 0.21% for 2016.  We terminated the spread opportunity at September 30, 2016.  These changes for the year ended December 31, 2017 resulted in an increase in net interest income of $33.4 million, an increase in average interest-earning assets of $653.0 million and an increase in net interest margin of 53 basis points.

Year ended December 31, 2016 compared with year ended December 31, 2015

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

Year ended December 31, 2017 compared with year ended December 31, 2016

The provision for loan losses for the year ended December 31, 2017 was $3.0 million compared with $2.1 million for the year ended December 31, 2016. The increased provision of $834 thousand was primarily related to the overall increase in volume in our loan portfolio during 2017.  Net charge-offs for the year ended December 31, 2017 were $887 thousand compared to net charge-offs of $1.2 million for the year ended December 31, 2016.  For the year ended December 31, 2017, gross charge-offs were $2.1 million offset by gross recoveries of $1.2 million.  In comparison, gross charge-offs were $1.7 million for the year ended December 31, 2016 offset by gross recoveries of $527 thousand.

Year ended December 31, 2016 compared with year ended December 31, 2015

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

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2017, 2016 and 2015.

Non-Interest Income

For the Years Ended December 31,

				2017 vs. 2016		2016 vs. 2015
(Dollars in thousands)	2017	2016	2015	Change	%	Change	%
Service charges and fees	$5,154	$3,552	$2,708	$1,602	45.1%	$844	31.2%
Debit card income	4,547	2,898	2,161	1,649	56.9%	737	34.1%
Mortgage banking	1,955	1,394	1,088	561	40.2%	306	28.1%
Increase in value of bank-owned life insurance	1,445	1,000	957	445	44.5%	43	4.5%
Investment referral income	353	418	571	(65)	(15.6)%	(153)	(26.8)%
Recovery on zero-basis purchased loans	319	102	393	217	212.7%	(291)	(74.0)%
Other	1,396	623	486	773	124.1%	137	28.2%
Sub-Total	15,169	9,987	8,364	5,182	51.9%	1,623	19.4%
Net gain on acquisition	—	—	682	—	—%	(682)	(100.0)%
Net gains on sales and settlement of securities	271	479	756	(208)	(43.4)%	(277)	(36.6)%
Total non-interest income	$15,440	$10,466	$9,802	$4,974	47.5%	$664	6.8%

Year ended December 31, 2017 compared with year ended December 31, 2016

For the year ended December 31, 2017, non-interest income totaled $15.4 million, an increase of $5.0 million, or 47.5%, from $10.5 million for the year ended December 31, 2016.  The increase was primarily due to increases in service charges and fees, debit card income, other, mortgage banking income, increase in value of bank owned life insurance and recovery on zero-basis purchased loans partially offset by decreases in net gains on sales of and settlement of securities and investment referral income.  Service charges and fees increased $1.6 million during the twelve months ended December 31, 2017, as compared to the same time period during 2016, mainly due to an increase in non-sufficient fund charges.  Debit card income was $4.5 million for the year ended December 31, 2017, an increase of $1.6 million, or 56.9%, from $2.9 million for the year ended December 31, 2016. Mortgage banking increased largely due to an increase in proceeds received from investors on the sale of mortgage loans. In connection with acquisitions, we received the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to the acquisitions, we have received cash payments on several of these loans.  No interest has been accrued as cash flow payments have not been expected prior to receipt.  Cash receipts on these zero-basis loans totaled $319 thousand and $102 thousand for the years ended December 31, 2017 and 2016.  For the year ended December 31, 2017 gains on sales of and settlement of securities amounted to $271 thousand. For the year ended December 31, 2016 gains on sales of and settlement of securities amounted to $893 thousand. During 2016, the Company recorded an other-than-temporary impairment loss in the amount of $414 thousand, resulting in a net gain on sales of and settlement of securities of $479 thousand. The impairment loss reflected the difference between the amortized cost of the Company’s investment in AgriBank’s 9.125% subordinated notes, due July 2019 and the fair value attributed to AgriBank’s redemption call of those notes.

Year ended December 31, 2016 compared with year ended December 31, 2015

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

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2017, 2016 and 2015.

Non-Interest Expense

For the Year Ended December 31,

				2017 vs. 2016		2016 vs. 2015
(Dollars in thousands)	2017	2016	2015	Change	%	Change	%
Salaries and employee benefits	$33,960	$21,951	$19,202	$12,009	54.7%	$2,749	14.3%
Net occupancy and equipment	6,305	4,586	4,155	1,719	37.5%	431	10.4%
Data processing	4,927	3,568	2,939	1,359	38.1%	629	21.4%
Professional fees	2,363	2,075	2,086	288	13.9%	(11)	(0.5)%
Advertising and business development	2,105	1,198	1,199	907	75.7%	(1)	(0.1)%
Telecommunications	1,191	1,101	811	90	8.2%	290	35.8%
FDIC insurance	945	894	840	51	5.7%	54	6.4%
Courier and postage	935	683	544	252	36.9%	139	25.6%
Free nationwide ATM expense	932	672	468	260	38.7%	204	43.6%
Amortization of core deposit intangibles	1,025	413	275	612	148.2%	138	50.2%
Loan expense	993	599	388	394	65.8%	211	54.4%
Other real estate owned	523	386	287	137	35.5%	99	34.5%
Other	5,907	3,597	3,374	2,310	64.2%	223	6.6%
Sub-Total	62,111	41,723	36,568	20,388	48.9%	5,155	14.1%
Merger expenses	5,352	5,294	1,691	58	1.1%	3,603	213.1%
Loss on extinguishment of debt	—	58	316	(58)	(100.0)%	(258)	(81.6)%
Total non-interest expense	$67,463	$47,075	$38,575	$20,388	43.3%	$8,500	22.0%

Year ended December 31, 2017 compared with year ended December 31, 2016

For the year ended December 31, 2017, non-interest expense totaled $67.5 million, an increase of $20.4 million, or 43.3%, compared to December 31, 2016.  This increase was primarily due to increases in salaries and employee benefits of $12.0 million, other of $2.3 million, net occupancy and equipment of $1.7 million, data processing of $1.4 million, advertising and business development of $907 thousand and amortization of core deposit intangible of $612 thousand.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits:  Salaries and benefits were $34.0 million for the year ended December 31, 2017, an increase of $12.0 million compared to the year ended December 31, 2016.  There was a $8.4 million increase in salaries for year ended December 31, 2017 as compared to year ended December 31, 2016, which reflects the full year effect of the Community First merger, the March 2017 addition of staff related to the merger with Prairie, the November 2017 addition of staff related to the mergers with Eastman and Cache, as well as additions to corporate and operations staff indirectly attributable to acquisitions and our growth.  In addition, during the same time period, there was an increase in benefits cost of $1.1 million.  Included in salaries and employee benefits is share-based compensation expense of $552 thousand in the year ended December 31, 2017 and $268 thousand for the year ended December 31, 2016.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, net of incidental rental income of excess facilities.  Occupancy expenses were $6.3 million for the year ended December 31, 2017, compared to $4.6 million for the year ended December 31, 2016.  The majority of the increase is due to a full year of expenses related to the acquisition of Community First and the subsequent addition of five branches in Northern Arkansas.  In addition, due to the acquisitions of Prairie, Eastman and Cache, there were three additional branches added in March 2017 and five additional branches added in November 2017.

Data processing: Data processing expenses were $4.9 million for the year ended December 31, 2017, an increase of $1.4 million, or 38.1%, from the year ended December 31, 2016. The increase was principally due to increased debit card processing costs as usage increased.

Professional fees: Professional fees, including regulatory assessments, were $2.4 million for the year ended December 31, 2017 and $2.1 million for the year ended December 31, 2016. The increase of $288 thousand, or 13.9%, principally is due to an increase in consulting fees of $130 thousand, legal fees of $110 thousand and regulatory assessments of $60 thousand partially offset by a decrease in accounting fees of $12 thousand.

Other real estate owned: As detailed in “NOTE 5 – OTHER REAL ESTATE OWNED” in the Notes to Consolidated Financial Statements other real estate owned expenses, including provision for unrealized losses were $644 thousand for the year ended December 31, 2017, offset by gains on the sale of other real estate owned of $121 thousand. For the year ended December 31, 2016 other real estate owned expenses, including provision for unrealized losses were $542 thousand offset by gains on the sale of other real estate owned of $156 thousand.

Other: Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets; losses net of gains on the sale of repossessed assets other than real estate; and other operating expenses such as settlement of claims, were $5.9 million for the year ended December 31, 2017 and $3.6 million for the year ended December 31, 2016.

Merger expenses: Merger expenses include legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses. On March 10, 2017, we acquired Prairie State Bancshares, Inc., based in Hoxie, Kansas. Merger expenses of $926 thousand for the year ended December 31, 2017 are related to the Prairie State Bancshares, Inc. merger.  On November 10, 2017, we acquired Eastman National Bancshares, Inc. based in Newkirk/Ponca City, Oklahoma.  Merger expenses of $2.9 million for the year ended December 31, 2017 are related to the Eastman National Bancshares, Inc. merger.  Additionally, on November 10, 2017 we acquired Cache Holdings, Inc. based in Tulsa, Oklahoma.  Merger expenses of $1.5 million for the year ended December 31, 2017 are related to the Cache Holdings, Inc. merger.  On November 10, 2016, we acquired Community First Bancshares, Inc. based in Harrison, Arkansas.  Merger expenses of $4.6 million for the year ended December 31, 2016 are related to the Community First Bancshares, Inc. merger and $678 thousand for the year ended December 31, 2016, are related to the previously mentioned Prairie State Bancshares, Inc. merger.

Loss on extinguishment of debt: In the first quarter of 2016, we repaid our bank stock loan and wrote off the deferred debt issuance costs associated with this loan resulting in a $58 thousand loss on debt extinguishment.

Year ended December 31, 2016 compared with year ended December 31, 2015

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

The Company’s non-interest expense to net interest income plus non-interest income was 66.50% for the year ended December 31, 2017, compared with 74.65% for the year ended December 31, 2016.  This improvement was primarily due to increased net interest income and non-interest income, partially offset by increased non-interest expense as discussed in “Results of Operations – Non-GAAP Financial Measures.” Our efficiency ratio was 61.39% for the year ended December 31, 2017, compared with 66.67% for the year ended December 31, 2016.  This improvement was primarily due to increased net interest income and non-interest income as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

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

Year ended December 31, 2017 compared with year ended December 31, 2016

For the year ended December 31, 2017, income tax expense was $10.4 million compared with $4.5 million for the year ended December 31, 2016.  The effective income tax rates for the years ended December 31, 2017 and 2016 were 33.5% and 32.4%, as compared to the U.S. statutory rate of 35.0%.  As detailed in “NOTE 15 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rate differed from the U.S. statutory rate primarily due to non-taxable income, non-deductible expenses and tax credits.  In addition, beginning with the first quarter 2017 adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, excess tax benefits, generated when the tax return deductible compensation expense exceeds cumulative compensation cost recognized for financial reporting purposes, have been recorded in the period in which they occur.  Prior to adoption of ASU 2016-09, excess tax benefits associated with the exercise of stock options were recognized as additional paid in capital.  The 2017 provision for income taxes also includes a fourth quarter charge of $1.1 million related to Tax Reform.  The reduction of the U.S. statutory tax rate from 35% to 21%, provided for by Tax Reform, resulted in the re-measurement of the Company’s net deferred tax assets.

Year ended December 31, 2016 compared with year ended December 31, 2015

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

Financial Condition

Overview

Our total assets increased $978.3 million, or 44.6%, from $2.19 billion at December 31, 2016, to $3.17 billion at December 31, 2017.  The increase in total assets was primarily from increases in net loans of $717.6 million, $136.3 million in investment securities, $46.0 million in goodwill, $20.3 million in bank owned life insurance, $16.8 million in cash and cash equivalents, $12.9 million in premises and equipment, $11.5 million in loans held for sale, $7.7 million in Federal Reserve Bank and FHLB stock, $6.0 million in core deposit intangibles and $5.4 million in interest receivable.  Included in the above changes are the assets of Prairie, Eastman and Cache, which totaled $153.1 million, $281.5 million and $343.4 million at acquisition.  Our total liabilities increased $862.1 million, or 44.6%, from $1.93 billion at December 31, 2016 to $2.80 billion at December 31, 2017.  The increase in total liabilities was primarily from increases in total deposits of $751.6 million, FHLB advances of $88.1 million, federal funds purchased and retail repurchase agreements of $16.9 million, interest payable and other liabilities of $3.4 million, bank stock loan of $2.5 million and subordinated debentures of $284 thousand, partially offset by decreases of $537 thousand in contractual obligations.  Our total stockholders’ equity increased $116.2 million, or 45.0%, from $258.0 million at December 31, 2016 to $374.1 million at December 31, 2017.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At December 31, 2017, our gross loans held for investment portfolio totaled $2.10 billion, an increase of $719.7 million, or 52.0%, compared with December 31, 2016.  Excluding acquisitions of Prairie, Eastman and Cache, gross loans held for investment increased by $124.5 million, or 9.0%, compared with December 31, 2016.  Overall growth consisted of $322.7 million or 67.4% from commercial real estate, $159.1 million or 45.6% from commercial and industrial, $71.9 million or 62.9% from real estate construction, $71.1 million or 291.4% from agricultural, $48.2 million or 125.6% from agricultural real estate, $38.3 million or 11.3% from residential real estate and $8.5 million or 20.7% from consumer.  We also had loans classified as held for sale totaling $16.3 million at December 31, 2017.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa MSAs, as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of December 31, 2017, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At December 31, 2017, gross total loans were 88.3% of deposits and 66.3% of total assets.  At December 31, 2016, gross total loans were 84.9% of deposits and 63.1% of total assets.

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions and overall growth in our markets.  Our lending staff has been successful in building banking relationships with new customers.  Several new lenders have been hired in our markets, and these employees have been successful in transitioning their former clients and attracting new clients.  Lending activities originate from the efforts of our lenders, with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies located in the Wichita, Kansas City and Tulsa MSAs, as well as community markets in Arkansas, Kansas, Missouri and Oklahoma.

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2017		2016		2015		2014		2013
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$507,519	24.1%	$348,465	25.2%	$262,032	27.3%	$183,100	25.2%	$139,365	21.1%
Real estate loans:
Commercial real estate	801,491	38.1%	478,815	34.6%	343,096	35.7%	323,676	44.6%	310,165	47.0%
Real estate construction	186,170	8.9%	114,293	8.3%	53,921	5.6%	40,420	5.6%	31,347	4.8%
Residential real estate	376,705	17.9%	338,387	24.4%	250,216	26.1%	134,455	18.5%	125,395	19.0%
Agricultural real estate	86,486	4.1%	38,331	2.8%	18,180	1.9%	17,083	2.3%	22,092	3.3%
Total real estate loans	1,450,852	69.0%	969,826	70.1%	665,413	69.3%	515,634	71.0%	488,999	74.1%
Consumer	49,361	2.4%	40,902	2.9%	17,103	1.8%	7,875	1.1%	7,961	1.2%
Agricultural	95,547	4.5%	24,412	1.8%	15,807	1.6%	19,267	2.7%	23,969	3.6%
Total loans held for investment	$2,103,279	100.0%	$1,383,605	100.0%	$960,355	100.0%	$725,876	100.0%	$660,294	100.0%
Total loans held for sale	$16,344	100.0%	$4,830	100.0%	$3,504	100.0%	$897	100.0%	$347	100.0%
Total loans held for investment (net of allowances)	$2,094,781	100.0%	$1,377,173	100.0%	$954,849	100.0%	$719,913	100.0%	$654,680	100.0%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital, or meet other financing needs of the business.  Our commercial and industrial portfolio totaled $507.5 million at December 31, 2017, an increase of $159.1 million, or 45.6%, compared to December 31, 2016.  Of this growth, $12.2 million, or 7.7%, was a result of loans acquired through Prairie, $38.2 million, or 24.0%, was a result of loans acquired through Eastman, and $83.5 million, or 52.5%, was a result of loans acquired through Cache. The remainder was a combination of loan originations within our target markets and changes in the balances of revolving lines of credit, partially offset by reductions of broadly syndicated shared national credit originations and mortgage finance loan participations.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Our commercial real estate loans were $801.5 million at December 31, 2017, an increase of $322.7 million, or 67.4%, compared to December 31, 2016.  Of this growth, $73.3 million, or 22.7%, was a result of loans acquired through Eastman and $147.8 million, or 45.8%, was a result of loans acquired through Cache.  The remainder was a combination of loan originations within our target market and changes in the balances of revolving lines of credit.

Real estate construction:  Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer.  Our real estate construction portfolio totaled $186.2 million at December 31, 2017, an increase of $71.9 million, or 62.9%, compared to December 31, 2016.  The increase in real estate construction loans is primarily related to $3.9 million in real estate construction loans acquired through Eastman, $52.3 million in real estate construction loans acquired through Cache and increased originations.

Residential real estate:  Residential real estate loans include loans secured by primary or secondary personal residences.  Our residential real estate portfolio totaled $376.7 million at December 31, 2017, an increase of $38.3 million, or 11.3%, compared to December 31, 2016.  The acquisitions of Prairie, Eastman and Cache added $137 thousand, $37.3 million and $2.0 million in residential real estate loans as of December 31, 2017.  Also during 2017, we purchased one $14.8 million pool of mortgage loans.  These increases were offset by payment activity in the existing residential real estate loans.  During 2016, we purchased two pools of mortgage loans totaling $38.4 million.  These pools of mortgages were purchased to expand our loan portfolio and provide additional loan income.

Agricultural real estate, Agricultural, Consumer and other:  Agricultural real estate loans are loans related to farmland. Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  Consumer loans are generally secured by consumer assets, but may be unsecured.  These three loan pools represent 11.0% of our overall loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2017 and December 31, 2016 are summarized in the following tables.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2017
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$175,425	$198,951	$133,143	$507,519
Real Estate:
Commercial real estate	116,797	464,987	219,707	801,491
Real estate construction	76,406	76,153	33,611	186,170
Residential real estate	14,852	12,788	349,065	376,705
Agricultural real estate	32,241	32,354	21,891	86,486
Total real estate	240,296	586,282	624,274	1,450,852
Consumer	9,113	31,997	8,251	49,361
Agricultural	70,427	19,746	5,374	95,547
Total	$495,261	$836,976	$771,042	$2,103,279
Loans with a predetermined fixed interest rate	257,141	532,308	212,711	1,002,160
Loans with an adjustable/floating interest rate	238,120	304,668	558,331	1,101,119
Total	$495,261	$836,976	$771,042	$2,103,279

	As of December 31, 2016
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$115,467	$130,409	$102,589	$348,465
Real Estate:
Commercial real estate	74,721	262,774	141,320	478,815
Real estate construction	45,375	52,105	16,813	114,293
Residential real estate	11,141	16,780	310,466	338,387
Agricultural real estate	7,381	18,973	11,977	38,331
Total real estate	138,618	350,632	480,576	969,826
Consumer	6,662	26,814	7,426	40,902
Agricultural	12,723	9,400	2,289	24,412
Total	$273,470	$517,255	$592,880	$1,383,605
Loans with a predetermined fixed interest rate	154,518	364,177	194,905	713,600
Loans with an adjustable/floating interest rate	118,952	153,078	397,975	670,005
Total	$273,470	$517,255	$592,880	$1,383,605

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	As of December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Nonaccrual loans	$40,276	$22,693	$8,197	$10,790	$12,985
Accruing loans 90 or more days past due	—	—	35	39	174
Restructured loans-accruing	—	—	—	—	—
OREO acquired through foreclosure, net	7,907	8,656	5,811	4,754	7,332
Total nonperforming assets	$48,183	$31,349	$14,043	$15,583	$20,491
Ratios:
Nonperforming assets to total assets	1.52%	1.43%	0.89%	1.33%	1.80%
Nonperforming assets to total loans plus OREO	2.28%	2.25%	1.45%	2.13%	3.07%

Nonperforming assets (“NPAs”) include loans on nonaccrual status, accruing loans 90 or more days past due, restructured loans, and other real estate acquired through foreclosure.

We had $40.3 million in nonperforming loans at December 31, 2017, compared with $22.7 million at December 31, 2016.  The nonperforming loans at December 31, 2017 consisted of 307 separate credits and 223 separate borrowers.  We had seven nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2017.  Of the increase in nonperforming assets, $16.7 million was the direct result of the Prairie, Eastman and Cache mergers.  There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio.  We have established underwriting guidelines to be followed by lenders, and also monitor delinquency levels for any negative or adverse trends.  There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At December 31, 2017, the Company had $21.1 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $9.5 million at December 31, 2016.

The risk category of loans by class of loans is as follows for December 31, 2017 and December 31, 2016.

Risk Category of Loans by Class

	As of December 31, 2017
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$486,150	$21,369	$507,519
Real estate:
Commercial real estate	787,894	13,597	801,491
Real estate construction	183,564	2,606	186,170
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Total real estate	1,418,693	32,159	1,450,852
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,041,881	$61,398	$2,103,279

	As of December 31, 2016
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$341,307	$7,158	$348,465
Real estate:
Commercial real estate	464,095	14,720	478,815
Real estate construction	111,975	2,318	114,293
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Total real estate	945,558	24,268	969,826
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	$1,383,605

At December 31, 2017, loans considered unclassified decreased to 97.1% of total loans from 97.7% of total loans at December 31, 2016.  Classified loans were $61.4 million at December 31, 2017, an increase of $29.2 million, or 90.5%, from $32.2 million at December 31, 2016.  Approximately $22.8 million of the increase was a direct result of the Prairie, Eastman and Cache mergers.

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

Recorded Investment in Purchased Credit Impaired Loans

	December 31,
	2017	2016	2015
	(Dollars in thousands)
Contractually required payments	$41,349	$27,413	$7,550
Discount	(12,492)	(8,914)	(1,794)
Recorded investment	$28,857	$18,499	$5,756

Analysis of allowance for loan and lease losses:  At December 31, 2017, the allowance for loan losses totaled $8.5 million, or 0.40% of total loans.  At December 31, 2016 the allowance for loan losses aggregated $6.4 million, or 0.46% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $7.6 million, or 0.36%, of the $2.09 billion in loans collectively evaluated for impairment at December 31, 2017, compared to an allowance for loan losses of $5.8 million, or 0.42%, of the $1.37 billion in loans collectively evaluated for impairment at December 31, 2016, and an allowance for loan losses of $5.2 million, or 0.55%, of the $948.9 million in loans collectively evaluated for impairment at December 31, 2015.  The decrease in allowance as a percentage of loans collectively evaluated for impairment from December 31, 2016, to December 31, 2017, was largely due to $533.7 million in loans which were purchased at a discount as part of mergers during 2017.  The decrease in allowance for loan losses as a percentage of loans collectively evaluated for impairment from December 31, 2015, to December 31, 2016, was primarily related to a change in applied loss factors which are based in part on historical loss experience as well as changes in the composition and quality of our loan portfolio collectively evaluated for impairment. The changes in composition included purchased loans, outside of business combinations, which have different characteristics than our originated loan portfolio at December 31, 2015.

Net losses as a percentage of average loans decreased to 0.06% for the twelve months ended December 31, 2017 as compared to 0.12% for the twelve months ended December 31, 2016, and 0.43% for the twelve months ended December 31, 2015.

There have been no material changes to our accounting policies related to our allowance for loan and lease loss methodology during 2017 and 2016.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.

Allowance for Loan and Lease Losses

	As of and for the Twelve Months ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Average loans outstanding(1)	$1,571,481	$1,006,745	$813,970	$680,982	$698,447
Gross loans outstanding at end of period(1)	$2,103,279	$1,383,605	$960,355	$725,876	$660,295
Allowance for loan and lease losses at beginning of the period	$6,432	$5,506	$5,963	$5,614	$4,471
Provision for loan losses	2,953	2,119	3,047	1,200	2,583
Charge-offs:
Commercial and industrial	(431)	(226)	(1,468)	(46)	(126)
Real estate:
Commercial real estate	(271)	(557)	(1,668)	(241)	(920)
Real estate construction	—	—	—	—	(6)
Residential real estate	(350)	(299)	(296)	(668)	(522)
Agricultural real estate	(16)	(23)	—	—	—
Consumer	(1,025)	(584)	(309)	(360)	(374)
Agricultural	(42)	(31)	—	(19)	(37)
Total charge-offs	(2,135)	(1,720)	(3,741)	(1,334)	(1,985)
Recoveries:
Commercial and industrial	35	41	23	36	39
Real estate:
Commercial real estate	660	201	126	72	29
Real estate construction	—	—	2	16	30
Residential real estate	243	165	31	139	292
Agricultural real estate	13	23	—	—	—
Consumer	291	96	53	218	154
Agricultural	6	1	2	2	1
Total recoveries	1,248	527	237	483	545
Net recoveries (charge-offs)	(887)	(1,193)	(3,504)	(851)	(1,440)
Allowance for loan and lease losses at end of the period	$8,498	$6,432	$5,506	$5,963	$5,614
Ratio of ALLL to end of period loans(1)	0.40%	0.46%	0.57%	0.82%	0.85%
Ratio of net charge-offs (recoveries) to average loans	0.06%	0.12%	0.43%	0.13%	0.21%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan or lease category.

Analysis of the Allowance for Loan and Lease Losses

	December 31,
	2017		2016		2015		2014		2013
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Balance of allowance for loan and lease losses applicable to:
Commercial and industrial	$2,136	25.1%	$1,881	29.3%	$1,366	24.8%	$1,559	26.1%	$990	17.6%
Real estate:
Commercial real estate	2,047	24.1%	1,808	28.1%	1,728	31.4%	2,298	38.5%	2,378	42.4%
Real estate construction	693	8.2%	612	9.5%	323	5.9%	599	10.0%	488	8.7%
Residential real estate	2,262	26.6%	1,765	27.4%	1,824	33.1%	1,190	20.0%	1,360	24.2%
Agricultural real estate	319	3.8%	35	0.6%	29	0.5%	148	2.5%	217	3.9%
Consumer	768	9.0%	266	4.1%	187	3.4%	81	1.4%	63	1.1%
Agricultural	273	3.2%	65	1.0%	49	0.9%	88	1.5%	118	2.1%
Total allowance for loan and lease losses	$8,498	100.0%	$6,432	100.0%	$5,506	100.0%	$5,963	100.0%	$5,614	100.0%

Management believes that the allowance for loan and lease losses at December 31, 2017, was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2017.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At December 31, 2017, the carrying amount of investment securities totaled $697.7 million, an increase of $136.3 million, or 24.3%, compared with December 31, 2016.  At December 31, 2017, securities represented 22.0% of total assets compared with 25.6% at December 31, 2016.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$—	$—	$4,766	$4,782	$17,090	$17,036
Residential mortgage-backed securities (issued by government-sponsored entities)	163,374	161,591	88,257	86,703	109,784	109,521
Corporate	—	—	3,000	3,039	3,000	2,954
Small Business Administration loan pools	—	—	210	223	275	297
State and political subdivisions	195	195	499	499	504	508
Equity securities	500	486	500	486	500	494
Total available-for-sale securities	$164,069	$162,272	$97,232	$95,732	$131,153	$130,810

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	December 31,
	2017		2016		2015
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$998	$985	$998	$965	$2,669	$2,643
Residential mortgage-backed securities (issued by government-sponsored entities)	383,875	379,582	338,749	334,733	230,554	230,993
Corporate	22,991	23,346	12,988	13,099	12,983	12,758
Small Business Administration loan pools	2,048	2,034	2,398	2,382	2,863	2,875
State and political subdivisions	125,550	126,797	110,576	109,977	61,470	63,533
Total held-to-maturity securities	$535,462	$532,744	$465,709	$461,156	$310,539	$312,802

At December 31, 2017, 2016 and 2015, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2017 and December 31, 2016.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2017
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government- sponsored entities)	$3,461	1.82%	$20	3.14%	$171	2.38%	$157,939	2.90%	$161,591	2.87%
State and political subdivisions(1)	195	1.11%	—	—%	—	—%	—	—%	195	1.11%
Total available-for-sale securities	3,656	1.78%	20	3.14%	171	2.38%	157,939	2.90%	161,786	2.87%
Held-to-maturity securities:
U.S. government-sponsored entities	—	—%	998	1.65%	—	—%	—	—%	998	1.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	9,203	2.60%	23,979	2.52%	350,693	2.86%	383,875	2.83%
Corporate	—	—%	5,236	2.74%	17,755	4.69%	—	—%	22,991	4.25%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,048	2.61%	2,048	2.61%
State and political subdivisions(1)	2,871	2.35%	21,022	3.02%	25,351	3.16%	76,306	3.23%	125,550	3.16%
Total held-to-maturity securities	2,871	2.35%	36,459	2.84%	67,085	3.34%	429,047	2.93%	535,462	2.97%
Total debt securities	$6,527	2.03%	$36,479	2.84%	$67,256	3.33%	$586,986	2.92%	$697,248	2.95%

(1)	The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2016
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$—	—%	$—	—%	$4,782	2.48%	$—	—%	$4,782	2.48%
Residential mortgage-backed securities (issued by government- sponsored entities)	—	—%	3,601	1.87%	270	2.38%	82,832	2.66%	86,703	2.63%
Corporate	—	—%	—	—%	3,039	1.96%	—	—%	3,039	1.96%
Small Business Administration loan pools	—	—%	—	—%	—	—%	223	5.21%	223	5.21%
State and political subdivisions(1)	—	—%	499	1.50%	—	—%	—	—%	499	1.50%
Total available-for-sale securities	—	—%	4,100	1.83%	8,091	2.29%	83,055	2.67%	95,246	2.60%
Held-to-maturity securities:
U.S. government-sponsored entities	—	—%	998	1.65%	—	—%	—	—%	998	1.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	4,190	2.50%	8,751	2.75%	325,808	2.75%	338,749	2.74%
Corporate	—	—%	5,304	2.74%	—	—%	7,684	2.64%	12,988	2.68%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,398	2.61%	2,398	2.61%
State and political subdivisions(1)	2,812	2.49%	15,122	2.86%	30,942	3.06%	61,700	3.28%	110,576	3.14%
Total held-to-maturity securities	2,812	2.49%	25,614	2.73%	39,693	2.99%	397,590	2.83%	465,709	2.83%
Total debt securities	$2,812	2.49%	$29,714	2.60%	$47,784	2.87%	$480,645	2.80%	$560,955	2.79%

(1)	The calculated yield is not calculated on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At December 31, 2017 and December 31, 2016, 93.0% and 96.0% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.5 years and 5.4 years and a modified duration of 4.8 years and 4.8 years.

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

The following table shows our composition of deposits at December 31, 2017, 2016 and 2015.

Composition of Deposits

	December 31,
	2017		2016		2015
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$366,530	15.4%	$207,668	12.8%	$157,834	13.0%
Interest-bearing demand and NOW accounts	550,577	23.1%	492,583	30.2%	316,965	26.0%
Savings and money market	688,407	28.9%	377,042	23.1%	302,503	24.9%
Time	776,499	32.6%	553,158	33.9%	438,612	36.1%
Total deposits	$2,382,013	100.0%	$1,630,451	100.0%	$1,215,914	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2017, 2016 and 2015.

Average Deposit Balances and Average Rate Paid

	December 31,
	2017		2016		2015
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand	$257,346	—%	$169,514	—%	$138,933	—%
Interest-bearing demand and NOW accounts	452,652	0.51%	314,515	0.28%	259,007	0.25%
Savings and money market	501,386	0.55%	317,394	0.41%	261,195	0.34%
Time	647,998	1.18%	453,045	1.07%	374,846	0.90%
Total deposits	$1,859,382		$1,254,468		$1,033,981

Total deposits at December 31, 2017 were $2.38 billion, an increase of $751.6 million, or 46.1%, compared to December 31, 2016.  All deposit categories reflect increases including: savings and money market deposits of $311.4 million, or 82.6%, time deposits of $223.3 million, or 40.4%, non-interest-bearing demand deposits of $158.9 million, or 76.5%, and interest-bearing demand and NOW deposits of $58.0 million, or 11.8%.  As part of the Prairie merger we assumed non-interest-bearing deposits of $30.8 million, interest-bearing demand and NOW accounts of $3.1 million, savings and money market deposits of $46.2 million and time deposits of $45.3 million.  As part of the Eastman merger we assumed non-interest-bearing demand deposits of $73.8 million, interest-bearing demand and NOW accounts of $36.8 million, savings and money market deposits of $86.5 million and time deposits of $27.0 million. In relation to the Cache merger we assumed non-interest-bearing demand deposits of $26.1 million, interest-bearing demand and NOW accounts of $60.5 million, savings and money market deposits of $59.9 million and time deposits of $132.1 million.  The increases in savings and money market deposits, non-interest-bearing demand deposits and time deposits, excluding the impact of the mergers, are partially offset by a decrease in interest-bearing demand deposits.  The increases are due to the addition of new public-fund customers, the increase in existing public-fund customer balances and our ongoing business development efforts

Total deposits at December 31, 2016 were $1.63 billion, an increase of $414.5 million, or 34.1%, compared to December 31, 2015.  All deposit categories reflect increases including: interest-bearing demand and NOW accounts of $175.6 million, or 55.4%, time deposits of $114.5 million, or 26.1%, savings and money market deposits of $74.5 million, or 24.6%, and non-interest-bearing demand deposits of $49.8 million, or 31.6%.  As part of the Community First merger we assumed non-interest-bearing demand deposits of $53.4 million, interest-bearing demand and NOW deposits of $160.5 million, savings and money market deposits of $64.1 million and time deposits of $97.5 million.  The increases in time deposits and interest-bearing demand and NOW accounts, excluding the impact of the merger, are primarily due to the addition of new public-fund customers and the increase in existing public-fund customer balances in these deposit products.  The increases in savings and money market deposits and non-interest-bearing demand deposits, excluding the impact of the merger, are due to our ongoing business development efforts.

Included in savings and money market deposits at December 31, 2017, 2016 and 2015 are brokered deposit balances of $23.2 million, $2.7 million, and $3.9 million.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure that FDIC insurance coverage is gained on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of December 31, 2017, 2016, and 2015 were $63.0 million, $5.4 million, and $4.2 million.  Of these balances, $63.0 million at December 31, 2017, $5.4 million at December 31, 2016 and $4.2 million at December 31, 2015 were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100,000 or more as of December 31, 2017 and December 31, 2016.

	December 31,
	2017	2016
	(Dollars in thousands)
3 months or less	$133,588	$52,799
Over 3 through 6 months	98,523	41,555
Over 6 through 12 months	131,098	96,606
Over 12 months	155,457	138,860
Total Time Deposits	$518,666	$329,820

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowing and long-term borrowing consist of funds from the FHLB, federal funds purchased and retail repurchase agreements, a bank stock loan and subordinated debentures.

The following table presents our short-term borrowings at the dates indicated.

(Dollars in thousands)	Federal funds purchased and retail repurchase agreements	FHLB Line of Credit
December 31, 2017:
Amount outstanding at year-end	$37,492	$347,692
Weighted average interest rate at year-end	0.23%	1.47%
Maximum month-end balance during the year	$43,843	$347,692
Average balance outstanding during the year	$25,823	$258,951
Weighted average interest rate during the year	0.25%	1.12%
December 31, 2016:
Amount outstanding at year-end	$20,637	$259,588
Weighted average interest rate at year-end	0.27%	0.72%
Maximum month-end balance during the year	$25,382	$292,756
Average balance outstanding during the year	$22,599	$250,282
Weighted average interest rate during the year	0.26%	0.56%
December 31, 2015:
Amount outstanding at year-end	$20,762	$145,439
Weighted average interest rate at year-end	0.24%	0.48%
Maximum month-end balance during the year	$27,951	$260,939
Average balance outstanding during the year	$24,862	$156,085
Weighted average interest rate during the year	0.24%	0.29%

Federal funds purchased and retail repurchase agreements:  We have available federal funds lines of credit with our correspondent banks. As of December 31, 2017 and December 31, 2016, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  Retail repurchase agreements are secured by investment securities held by us totaling $44.8 million at December 31, 2017 and $23.4 million at December 31, 2016.  The agreements are on a day-to-day basis and can be terminated on demand.  At December 31, 2017 and December 31, 2016, we had retail repurchase agreements with banking customers of $37.5 million and $20.6 million.

FHLB advances:  FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  At December 31, 2017 and December 31, 2016 we had no term advances with the FHLB.  The Company acquired $1.3 million in term advances in the November 2017 Cache merger which were paid later the same month.  There were no term advances during the year ended December 31, 2016.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements. Our FHLB borrowings were collateralized by certain qualifying loans totaling $479.0 million at December 31, 2017.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $125.3 million at December 31, 2017.

Bank stock loan:  At January 1, 2016, we had an outstanding balance of $18.6 million on a fixed rate 4.00% loan (computed on the basis of a 360 day year and the actual number of days elapsed) from an unaffiliated financial institution, secured by our stock in Equity Bank.  This borrowing was repaid on January 4, 2016 using proceeds from our initial public offering (“IPO”).

On January 28, 2016, we entered into a new agreement with the same lender that provided for a maximum borrowing facility of $20.0 million, secured by our stock in Equity Bank.  At December 31, 2016, there was no outstanding balance on this loan.  The borrowing facility matured on January 26, 2017 and was subsequently extended, at which time we entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30.0 million, secured by our stock in Equity Bank.  The borrowing facility was recently renewed for an additional year and will mature on March 13, 2019.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the Prime Rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments are due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  We are also required to pay an unused commitment fee in an amount equal to twenty basis points per annum on the unused portion of the maximum borrowing facility.  The terms of the loan require us and Equity Bank to maintain minimum capital ratios and other covenants. The loan and accrued interest may be pre-paid at any time without penalty. In the event of default, the lender has the option to declare all outstanding balances as immediately due.  At December 31, 2017, we had an outstanding balance of $2.5 million on this loan at a rate of 4.5%.

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

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $14.0 million at December 31, 2017 and $13.7 million at December 31, 2016.

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

During the years ended December 31, 2017, 2016, and 2015 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios. Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit, borrowings from the FHLB, in 2015 the issuance of common stock in our initial public offering or IPO and in 2016 issuance of common stock in private placement.

Our largest sources of funds are FHLB borrowings and deposits and our largest uses of funds are the origination or purchases of loans and securities purchases.  Average loans were $1.58 billion for the year ended December 31, 2017, an increase of 56.1% over average loans of $1.01 billion for the year ended December 31, 2016.  Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 5.8 years and a modified duration of 5.1 years at December 31, 2017.  In January 2016, $35.0 million of the proceeds from our November 2015 initial public offering were used to repay the bank stock loan of $18.6 million and to repurchase the Series C Preferred Stock at liquidation preference of $16.4 million.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships. In January 2016, we entered into a lending agreement with another financial institution providing for a maximum borrowing capacity of $20.0 million. The borrowing facility matured on January 26, 2017 and was subsequently extended, at which time we entered into a new agreement with the same lender that provides for a maximum borrowing capacity of $30.0 million.  This agreement, which is secured by Equity Bank stock, can be used to fund future acquisitions and for general corporate purposes.  The outstanding balance on this borrowing facility was $2.5 million for the period ending December 31, 2017.

Cash Flow Overview

Cash and cash equivalents were $52.2 million at December 31, 2017, an increase of $17.1 million from the $35.1 million cash and cash equivalents at December 31, 2016.  The net cash provided by operating activities of $13.6 million and the net cash provided by financing activities of $212.4 million were offset by the $222.4 million use of cash and cash equivalents for investing purposes, resulting in net proceeds of cash and cash equivalents of $17.1 million for the year ended December 31, 2017.  The net cash used in investing activities was principally related to loan portfolio growth, purchase of investment securities in excess of the cash flows generated by maturities, pay-downs, calls and sales of and settlement of securities and purchase of additional bank owned life insurance.  During 2017 liquidity provided by operating activities, FHLB borrowings and deposit growth were used to grow loans by $125.2 million and purchase additional investment securities of $74.5 million, purchase additional FHLB and Federal Reserve Bank stock of $4.3 million and purchase premise and equipment of $6.9 million.  The purchase of net non-cash assets of Prairie State Bancshares, Inc. and Cache Holdings, Inc. used $6.7 million and $2.9 million which was funded by available cash, cash and cash equivalents of $6.1 million from the purchase of Eastman National Bancshares, Inc. and $2.5 million additional borrowings on the bank stock loan.

Cash and cash equivalents were $35.1 million at December 31, 2016, a decrease of $21.7 million from the $56.8 million cash and cash equivalents at December 31, 2015.  The net cash provided by operating activities of $15.5 million and the net cash provided by financing activities of $103.4 million were offset by the $140.7 million use of cash and cash equivalents for investing purposes, resulting in net proceeds of cash and cash equivalents of $21.7 million for the year ended December 31, 2015.  The net cash used in investing activities was principally related to loan portfolio growth , the purchase of investment securities in excess of the cash flows generated by maturities, pay-downs, call and sales of and settlement of securities and purchase of additional bank owned life insurance.  During 2016 liquidity provided by operating activities, FHLB borrowings and deposit growth were used to grow loans by $73.9 million and purchase additional investment securities of $48.2 million, purchase additional FHLB and Federal Reserve Bank stock of $2.0 million and purchase premise and equipment of $2.8 million.  The purchase of net non-cash assets of Community First Bancshares, Inc. used $3.0 million of cash and cash equivalents which was funded by available cash and $6.0 million of additional borrowings on the bank stock loan.

Cash and cash equivalents were $56.8 million at December 31, 2015, an increase of $25.1 million from the $31.7 million cash and cash equivalents at December 31, 2014.  The net cash provided by operating activities of $13.6 million plus the net cash provided by financing activities of $278.4 million were offset by the $266.9 million use of cash and cash equivalents for investing purposes, resulting in net proceeds of cash and cash equivalents of $25.1 million for the year ended December 31, 2015.  The net cash used in investing activities was principally related to loan portfolio growth and the purchase of investment securities in excess of the cash flows generated by maturities, pay-downs, call and sales of and settlement of securities.  During 2015 liquidity provided by operating activities, FHLB borrowings and deposit growth were used to grow loans by $150.6 million and purchase additional investment securities of $99.7 million, purchase additional FHLB and Federal Reserve Bank stock of $4.9 million and purchase premise and equipment of $5.7 million.  The purchase of net non-cash assets of First Independence used $9.0 million of cash and cash equivalents which was funded by available cash and $5.0 million of additional borrowings on the bank stock loan.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of December 31, 2017 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions and Commitments

December 31, 2017

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$6,492	$1,357	$45	$—	$7,894
Commitments to extend credit	224,338	44,635	38,126	51,074	358,173
Total	$230,830	$45,992	$38,171	$51,074	$366,067

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

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2017 (other than securities sold under repurchase agreements).  These obligations consist of our future cash payments associated with contractual obligations pursuant to FHLB advances, time deposit contracts, borrowed funds, and non-cancelable future operating leases.  Payments related to leases are based on actual payments specified in underlying contracts.

Other contractual obligations represent commitments made by us to make capital investments in limited-liability entities that invest in qualified affordable housing projects.  Payments on these obligations are made as requested by the managers of the limited-liability entities, however the table below includes an estimate of the anticipated timing of payments pursuant to these commitments.

Contractual Obligations

December 31, 2017

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Certificates and other time deposits	$503,803	$181,325	$90,057	$1,314	$776,499
Subordinated debentures	—	—	—	13,968	13,968
FHLB advances	347,692	—	—	—	347,692
Other contractual obligation commitments	478	803	676	10	1,967
Non-cancelable future operating leases	653	425	280	2,741	4,099
Total	$852,626	$182,553	$91,013	$18,033	$1,144,225

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2017 and December 31, 2016, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of December 31, 2017, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $374.1 million at December 31, 2017, an increase of $116.2 million, or 45.0%, compared with December 31, 2016. The increase was principally attributable to common stock issuance as part of the mergers with Prairie State Bancshares, Inc., Eastman National Bancshares, Inc. and Cache Holdings, Inc., net of issuance expenses of $14.9 million, $38.8 million and $39.2 million, retained earnings of $20.6 million for the year ended December 31, 2017, common stock issued upon exercise of stock options of $1.2 million, stock based compensation of $1.1 million and change in accumulated other comprehensive loss of $145 thousand.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations under Basel III.  These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.  The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of December 31, 2017, to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

December 31, 2017

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$288,353	12.54%	$212,705	9.25%	$241,449	10.50%	$ N/A	N/A
Tier 1 capital (to risk weighted assets)	279,855	12.17%	166,715	7.25%	195,459	8.50%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	265,887	11.56%	132,222	5.75%	160,966	7.00%	N/A	N/A
Tier 1 leverage capital (to average assets)	279,855	10.33%	108,372	4.00%	108,372	4.00%	N/A	N/A
The Bank(2)
Total capital (to risk weighted assets)	$279,712	12.17%	$212,682	9.25%	$241,423	10.50%	$229,927	10.00%
Tier 1 capital (to risk weighted assets)	271,214	11.80%	166,697	7.25%	195,438	8.50%	183,942	8.00%
Common equity tier 1 capital (to risk weighted assets)	271,214	11.80%	132,208	5.75%	160,949	7.00%	149,452	6.50%
Tier 1 leverage capital (to average assets)	271,214	10.01%	108,351	4.00%	108,351	4.00%	135,439	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
(2)	The FDIC may require Equity Bank to maintain capital ratios above the required minimums.

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

Tangible Book Value Per Common Share and Tangible Book Value Per Diluted Common Share:  Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization, mortgage servicing asset, net of accumulated amortization and naming rights, net of accumulated amortization; (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding; and (c) tangible book value per diluted common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding plus the period-end dilutive effects of vested restricted stock units and the assumed exercise of stock options and redemption of non-vested restricted stock units.  For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value.

Management believes that these measures are important to many investors who are interested in changes from period to period in book value per common share exclusive of changes in intangible assets.  Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and diluted tangible book value per common share and compares these values with book value per common share.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except share data)
Total stockholders’ equity	$374,144	$257,964	$167,233	$117,729	$139,873
Less: preferred stock	—	—	16,372	16,359	31,892
Less: goodwill	104,907	58,874	18,130	18,130	18,130
Less: core deposit intangibles, net	10,738	4,715	1,549	1,107	1,470
Less: mortgage servicing asset, net	17	23	29	—	—
Less: naming rights, net	1,260	—	—	—	—
Tangible common equity	$257,222	$194,352	$131,153	$82,133	$88,381
Common shares outstanding at period end	14,605,607	11,680,308	8,211,727	6,067,511	7,385,603
Diluted common shares outstanding at period end	14,873,257	11,873,480	8,332,762	6,285,628	7,464,074
Book value per common share	$25.62	$22.09	$18.37	$16.71	$14.62
Tangible book value per common share	$17.61	$16.64	$15.97	$13.54	$11.97
Tangible book value per diluted common share	$17.29	$16.37	$15.74	$13.07	$11.84

Tangible Common Equity to Tangible Assets: Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization, mortgage servicing asset, net of accumulated amortization and naming rights, net of accumulated amortization; (b) tangible assets as total assets less goodwill, core deposit intangibles, net of accumulated amortization, mortgage servicing asset, net of accumulated amortization and naming rights, net of accumulated amortization; and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)). For common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Total stockholders’ equity	$374,144	$257,964	$167,233	$117,729	$139,873
Less: preferred stock	—	—	16,372	16,359	31,892
Less: goodwill	104,907	58,874	18,130	18,130	18,130
Less: core deposit intangibles, net	10,738	4,715	1,549	1,107	1,470
Less: mortgage servicing asset, net	17	23	29	—	—
Less: naming rights, net	1,260	—	—	—	—
Tangible common equity	$257,222	$194,352	$131,153	$82,133	$88,381
Total assets	$3,170,509	$2,192,192	$1,585,727	$1,174,515	$1,139,897
Less: goodwill	104,907	58,874	18,130	18,130	18,130
Less: core deposit intangibles, net	10,738	4,715	1,549	1,107	1,470
Less: mortgage servicing asset, net	17	23	29	—	—
Less: naming rights, net	1,260	—	—	—	—
Tangible assets	$3,053,587	$2,128,580	$1,566,019	$1,155,278	$1,120,297
Equity / assets	11.80%	11.77%	10.55%	10.02%	12.27%
Tangible common equity to tangible assets	8.42%	9.13%	8.37%	7.11%	7.89%

Return on Average Tangible Common Equity:  Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus amortization of core deposit intangible less tax effect of amortization of core deposit intangible (tax rates used in this calculation were 35% for 2017, 2016, and 2015) (c) return on average tangible common equity as adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

The following table reconciles, as of the dates set forth below, total average stockholders’ equity to average tangible common equity and net income allocable to common stockholders to adjusted net income allocable to common stockholders.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Total average stockholders’ equity	$293,798	$168,823	$125,808	$123,181	$137,936
Less: average intangible assets and preferred stock	76,320	25,883	19,165	37,924	50,646
Average tangible common equity	$217,478	$142,940	$106,643	$85,257	$87,290
Net income allocable to common	$20,649	$9,373	$10,123	$8,279	$6,895
Amortization of intangible assets	1,070	419	275	363	487
Less: tax effect of intangible asset amortization	375	147	96	127	166
Adjusted net income allocable to common stockholders	$21,344	$9,645	$10,302	$8,515	$7,216
Return on average equity (ROAE)	7.03%	5.55%	8.19%	7.30%	5.71%
Return on average tangible common equity (ROATCE)	9.81%	6.75%	9.66%	9.99%	8.27%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands)
Non-interest expense	$67,463	$47,075	$38,575	$35,645	$35,137
Less: merger expenses	5,352	5,294	1,691	—	—
Less: loss on debt extinguishment	—	58	316	—	—
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$62,111	$41,723	$36,568	$35,645	$35,137
Net interest income	$86,002	$52,597	$46,262	$41,361	$41,235
Non-interest income	$15,440	$10,466	$9,802	$8,674	$7,892
Less: net gains on sales and settlement of securities	271	479	756	986	500
Less: net gain on acquisition	—	—	682	—	—
Non-interest income, excluding net gains on security transactions and on acquisition	$15,169	$9,987	$8,364	$7,688	$7,392
Non-interest expense to net interest income plus non-interest income	66.50%	74.65%	68.81%	71.24%	71.52%
Efficiency Ratio	61.39%	66.67%	66.94%	72.67%	72.26%

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

The change in the impact of net interest income from the base case for December 31, 2017 and 2016 was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below.  In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage back security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments will increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2017 and 2016 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 47.6% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

The following table summarizes the simulated immediate change in net interest income for twelve months as of the dates indicated.

Market Risk

	Impact on Net Interest Income
	December 31,
Change in prevailing interest rates	2017	2016
+300 basis points	(9.8)%	(11.2)%
+200 basis points	(5.9)%	(6.9)%
+100 basis points	(2.7)%	(3.2)%
0 basis points	—	—
-100 basis points	0.2%	(0.6)%

	Impact on Economic Value of Equity
	December 31,
Change in prevailing interest rates	2017	2016
+300 basis points	(15.4)%	(22.4)%
+200 basis points	(8.5)%	(12.9)%
+100 basis points	(2.0)%	(3.8)%
0 basis points	—	—
-100 basis points	(2.7)%	2.7%

Item 8: Financial Statements and Supplementary Data

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth on pages F-1 to F-50 of this Annual Report on Form 10-K.

Audited Financial Statements

The following tables present supplementary quarterly financial information (unaudited) for the years ended December 31, 2017 and 2016. This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total interest and dividend income	$29,808	$24,588	$25,082	$23,215
Total interest expense	5,219	4,267	3,883	3,322
Net interest income	24,589	20,321	21,199	19,893
Provision for loan loss	503	727	628	1,095
Net interest income after provision for loan loss	24,086	19,594	20,571	18,798
Total non-interest income	4,104	4,035	3,962	3,339
Total non-interest expense(1)	20,718	16,388	15,131	15,226
Provision for income taxes	3,198	2,084	3,048	2,047
Net income	$4,274	$5,157	$6,354	$4,864
Basic earnings per share	$0.32	$0.42	$0.52	$0.41
Diluted earnings per share	$0.31	$0.41	$0.51	$0.40

	2016
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total interest and dividend income	$18,307	$14,250	$14,380	$14,862
Total interest expense	2,644	2,268	2,186	2,104
Net interest income	15,663	11,982	12,194	12,758
Provision for loan loss	760	104	532	723
Net interest income after provision for loan loss	14,903	11,878	11,662	12,035
Total non-interest income	2,789	2,527	2,452	2,698
Total non-interest expense	16,711	10,734	9,941	9,689
Provision for income taxes	564	1,000	1,327	1,604
Net income	$417	$2,671	$2,846	$3,440
Basic earnings per share	$0.04	$0.32	$0.35	$0.42
Diluted earnings per share	$0.04	$0.32	$0.34	$0.41

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

As of December 31, 2017, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2017.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to the rules of the Securities and Exchange Commission for an Emerging Growth Company.

Item 9B: Other Information

None

Part III

Item 10: Directors, Executive Officer and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held in April 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held in April 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held in April 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held in April 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2018 Annual Meeting of Stockholders to be held in April 2018, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

The information required by this Item 15(a)(3) is set forth in the Exhibit Index immediately following.  The exhibits listed herein will be furnished upon written request to Equity Bancshares, Inc., 7701 East Kellogg Drive, Suite 300, Wichita, Kansas 67207, Attention:  Investor Relations, and payment of a reasonable fee that will be limited to our reasonable expense in furnishing such exhibits.

b)	Exhibits
The exhibits listed below are incorporated by reference or attached hereto.

Exhibit No.	Description

2.1

Agreement and Plan of Merger by and among Equity Bancshares, Inc., Prairie Merger Sub, Inc. and Prairie State Bancshares, Inc., dated as of October 20, 2016 (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on October 20, 2016).

2.2

Agreement and Plan of Reorganization by and among Equity Bancshares, Inc., ENB Merger Sub, Inc. and Eastman National Bancshares, Inc., dated as of July 14, 2017 (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 17, 2017).

2.3

Agreement and Plan of Reorganization by and between Equity Bancshares, Inc. and Cache Holdings, Inc., dated as of July 14, 2017 (incorporated by reference to Exhibit 2.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 17, 2017).

2.4

Agreement and Plan of Reorganization by and among Equity Bancshares, Inc., Oz Merger Sub, Inc. and Kansas Bank Corporation, dated as of December 16, 2017 (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2017).

2.5

Agreement and Plan of Reorganization by and among Equity Bancshares, Inc., Abe Merger Sub, Inc. and Adams Dairy Bancshares, Inc., dated as of December 16, 2017 (incorporated by reference to Exhibit 2.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on December 18, 2017).

3.1

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

Exhibit No.	Description

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

10.6†

Employment Agreement, dated January 26, 2017, among Equity Bank, Equity Bancshares, Inc. and Wendell Bontrager. (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on January 26, 2017).

10.7†

Amended and Restated Employment Agreement, dated December 15, 2014, between Equity Bank, Equity Bancshares, Inc. and Julie Huber (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2017).

10.8

Amended Loan and Security Agreement, dated March 13, 2017, between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2017).

10.9

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

10.10†

Equity Bancshares, Inc. Annual Executive Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 22, 2017).

10.11

Form of Securities Purchase Agreement, dated as of December 19, 2016 (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on December 22, 2016).

10.12

Form of Registration Rights Agreement, dated as of December 19, 2016 (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on December 22, 2016).

10.13

Exchange Agreement, dated October 4, 2017, between Equity Bancshares, Inc. and Endicott Opportunity Partners III, L.P. (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on October 10, 2017).

10.14†

Form of Performance-vested Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2018).

10.15†	Form of Time-vested Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2018).
21.1*	List of Subsidiaries of Equity Bancshares, Inc.

23.1*	Consent of Crowe Chizek LLP

24.1	Powers of Attorney (included on signature page).

Exhibit No.	Description
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*Filed herewith.

**

These exhibits are furnished herewith and shall not be deemed “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

†Represents a management contract or a compensatory plan or arrangement.

c)	Excluded Financial Statements

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 16, 2018

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

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 16, 2018
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory H. Kossover	Director, Executive Vice President and Chief	March 16, 2018
Gregory H. Kossover	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gary C. Allerheiligen	Director	March 16, 2018
Gary C. Allerheiligen

/s/ James L. Berglund	Director	March 16, 2018
James L. Berglund

/s/ Jeff A. Bloomer	Director	March 16, 2018
Jeff A. Bloomer

/s/ Dan R. Bowers	Director	March 16, 2018
Dan R. Bowers

/s/ Roger A. Buller	Director	March 16, 2018
Roger A. Buller

/s/ Michael R. Downing	Director	March 16, 2018
Michael R. Downing

/s/ P. John Eck	Director	March 16, 2018
P. John Eck

/s/ Gregory L. Gaeddert	Director	March 16, 2018
Gregory L. Gaeddert

/s/ Randee R. Koger	Director	March 16, 2018
Randee R. Koger

/s/ Jerry P. Maland	Director	March 16, 2018
Jerry P. Maland

/s/ Shawn D. Penner	Director	March 16, 2018
Shawn D. Penner

/s/ Harvey R. Sorensen	Director	March 16, 2018
Harvey R. Sorensen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Equity Bancshares, Inc.

Wichita, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the "Company") as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting in accordance with the standards of the PCAOB. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion in accordance with the standards of the PCAOB.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Crowe Chizek LLP

We have served as the Company's auditor since 2007.

Dallas, Texas

March 16, 2018

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	2017	2016
ASSETS
Cash and due from banks	$48,034	$34,137
Federal funds sold	4,161	958
Cash and cash equivalents	52,195	35,095
Interest-bearing time deposits in other banks	3,496	3,750
Available-for-sale securities	162,272	95,732
Held-to-maturity securities, fair value of $532,744 and $461,156	535,462	465,709
Loans held for sale	16,344	4,830
Loans, net of allowance for loan losses of $8,498 and $6,432	2,094,781	1,377,173
Other real estate owned, net	7,907	8,656
Premises and equipment, net	63,449	50,515
Bank-owned life insurance	68,384	48,055
Federal Reserve Bank and Federal Home Loan Bank stock	24,373	16,652
Interest receivable	12,371	6,991
Goodwill	104,907	58,874
Core deposit intangibles, net	10,738	4,715
Other	13,830	15,445
Total assets	$3,170,509	$2,192,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$366,530	$207,668
Total non-interest-bearing deposits	366,530	207,668
Savings, NOW and money market	1,238,984	869,625
Time	776,499	553,158
Total interest-bearing deposits	2,015,483	1,422,783
Total deposits	2,382,013	1,630,451
Federal funds purchased and retail repurchase agreements	37,492	20,637
Federal Home Loan Bank advances	347,692	259,588
Bank stock loan	2,500	—
Subordinated debentures	13,968	13,684
Contractual obligations	1,967	2,504
Interest payable and other liabilities	10,733	7,364
Total liabilities	2,796,365	1,934,228
Commitments and contingent liabilities, see Notes 22 and 23
Stockholders’ equity, see Note 14
Common stock	161	132
Additional paid-in capital	331,339	236,103
Retained earnings	65,512	44,328
Accumulated other comprehensive loss	(3,092)	(2,702)
Employee stock loans	(121)	(242)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	374,144	257,964
Total liabilities and stockholders’ equity	$3,170,509	$2,192,192

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	2017	2016	2015
Interest and dividend income
Loans, including fees	$85,662	$50,272	$43,361
Securities, taxable	12,308	8,111	7,634
Securities, nontaxable	3,375	1,654	1,057
Federal funds sold and other	1,348	1,762	976
Total interest and dividend income	102,693	61,799	53,028
Interest expense
Deposits	12,722	7,042	4,926
Federal funds purchased and retail repurchase agreements	64	58	61
Federal Home Loan Bank advances	2,909	1,400	495
Bank stock loan	16	31	641
Subordinated debentures	980	671	643
Total interest expense	16,691	9,202	6,766

Net interest income	86,002	52,597	46,262
Provision for loan losses	2,953	2,119	3,047
Net interest income after provision for loan losses	83,049	50,478	43,215
Non-interest income
Service charges and fees	5,154	3,552	2,708
Debit card income	4,547	2,898	2,161
Mortgage banking	1,955	1,394	1,088
Increase in value of bank-owned life insurance	1,445	1,000	957
Net gain on acquisition	—	—	682
Net gains on sales and settlements of securities	271	479	756
Other	2,068	1,143	1,450
Total non-interest income	15,440	10,466	9,802
Non-interest expense
Salaries and employee benefits	33,960	21,951	19,202
Net occupancy and equipment	6,305	4,586	4,155
Data processing	4,927	3,568	2,939
Professional fees	2,363	2,075	2,086
Advertising and business development	2,105	1,198	1,199
Telecommunications	1,191	1,101	811
FDIC insurance	945	894	840
Courier and postage	935	683	544
Free nationwide ATM cost	932	672	468
Amortization of core deposit intangibles	1,025	413	275
Loan expense	993	599	388
Other real estate owned	523	386	287
Loss on debt extinguishment	—	58	316
Merger expenses	5,352	5,294	1,691
Other	5,907	3,597	3,374
Total non-interest expense	67,463	47,075	38,575
Income before income tax	31,026	13,869	14,442
Provision for income taxes	10,377	4,495	4,142
Net income	20,649	9,374	10,300
Dividends and discount accretion on preferred stock	—	(1)	(177)
Net income allocable to common stockholders	$20,649	$9,373	$10,123
Basic earnings per share	$1.66	$1.09	$1.55
Diluted earnings per share	$1.62	$1.07	$1.54
See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	2017	2016	2015
Net income	$20,649	$9,374	$10,300
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(26)	(264)	(544)
Amortization of unrealized losses on held-to-maturity securities	532	615	767
Reclassification adjustment for net gains included in net income	(271)	(893)	(370)
Total other comprehensive income (loss)	235	(542)	(147)
Tax effect	(90)	211	57
Other comprehensive income (loss), net of tax	145	(331)	(90)
Comprehensive income	$20,794	$9,043	$10,210

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock				Accumulated
	Series C	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (loss)	Treasury Stock	Employee Stock Loans	Total Stockholders’ Equity
Balance at December 31, 2014	$16,359	6,067,511	$76	$98,398	$24,832	$(2,281)	$(19,655)	$—	$117,729
Net income	—	—	—	—	10,300	—	—	—	10,300
Other comprehensive income, net of tax effects	—	—	—	—	—	(90)	—	—	(90)
Accretion of discount on preferred stock	13	—	—	—	(13)	—	—	—	—
Stock based compensation, see Note 19	—	—	—	531	—	—	—	—	531
Common stock issued upon termination of restricted stock unit plan, net of employee stock loans	—	203,216	2	222	—	—	—	(1,215)	(991)
Repayments on employee stock loans	—	—	—	—	—	—	—	973	973
Common stock issued in initial public offering, net of issuance expenses of $4,728	—	1,941,000	19	38,926	—	—	—	—	38,945
Cash dividends declared and accrued on preferred stock	—	—	—	—	(164)	—	—	—	(164)
Balance at December 31, 2015	$16,372	8,211,727	$97	$138,077	$34,955	$(2,371)	$(19,655)	$(242)	$167,233
Net income	—	—	—	—	9,374	—	—	—	9,374
Other comprehensive income, net of tax effects	—	—	—	—	—	(331)	—	—	(331)
Retirement of preferred stock	(16,372)	—	—	—	—	—	—	—	(16,372)
Stock based compensation, see Note 19	—	953	—	553	—	—	—	—	553
Common stock issued upon exercise of stock options	—	7,938	—	125	—	—	—	—	125
Common stock issued in connection with the acquisition of Community First Bancshares, net of issuance expenses of $549	—	2,689,690	27	73,713	—	—	—	—	73,740
Common stock issued in connection with a private placement, net of issuance expenses of $1,382	—	770,000	8	23,635	—	—	—	—	23,643
Cash dividends declared and accrued on preferred stock	—	—	—	—	(1)	—	—	—	(1)
Balance at December 31, 2016	$—	11,680,308	$132	$236,103	$44,328	$(2,702)	$(19,655)	$(242)	$257,964
Net income	—	—	—	—	20,649	—	—	—	20,649
Other comprehensive income, net of tax effects	—	—	—	—	—	145	—	—	145
Other comprehensive income tax rate change impact	—	—	—	—	535	(535)	—	—	—
Stock based compensation, see Note 19	—	3,712	—	1,100	—	—	—	—	1,100

Common stock issued upon exercise of stock options	—	71,434	1	1,214	—	—	—	—	1,215
Repayments on employee stock loans	—		—	—	—	—	—	121	121
Common stock issued in connection with the acquisition of Prairie State Bancshares, net of issuance expenses of $329	—	479,465	5	14,908	—	—	—	—	14,913
Common stock issued in connection with the acquisition of Eastman National Bancshares, net of issuance expenses of $300	—	1,179,747	11	38,798	—	—	—	—	38,809
Common stock issued in connection with the acquisition of Cache Holdings, net of issuance expenses of $252	—	1,190,941	12	39,216	—	—	—	—	39,228
Balance at December 31, 2017	$—	14,605,607	$161	$331,339	$65,512	$(3,092)	$(19,655)	$(121)	$374,144

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share data)

	2017	2016	2015
Cash flows from operating activities
Net income	$20,649	$9,374	$10,300
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	1,100	553	531
Depreciation	2,496	1,764	1,672
Provision for loan losses	2,953	2,119	3,047
Net amortization (accretion) of purchase valuation adjustments	(4,518)	615	(380)
Amortization (accretion) of premiums and discounts on securities	2,869	3,049	2,309
Amortization of intangible assets	1,070	419	275
Deferred income taxes	2,621	909	2,427
Federal Home Loan Bank stock dividends	(760)	(657)	(407)
Loss (gain) on sales and valuation adjustments on other real estate owned	(109)	(112)	(44)
Net loss (gain) on sales and settlements of securities	(271)	(479)	(756)
Loss (gain) on disposal of premises and equipment	(5)	(42)	11
Loss (gain) on sales of foreclosed assets	32	—	—
Loss (gain) on sales of loans	(1,640)	(1,198)	(903)
Originations of loans held for sale	(96,400)	(51,369)	(41,407)
Proceeds from the sale of loans held for sale	100,026	51,241	39,703
Increase in the value of bank-owned life insurance	(1,445)	(1,000)	(957)
Change in fair value of derivatives recognized in earnings	(14)	6	13
Gain on acquisition	—	—	(682)
Net change in:
Interest receivable	(1,276)	(544)	(751)
Other assets	(673)	885	(2,551)
Interest payable and other liabilities	433	15	2,170
Net cash provided by operating activities	27,138	15,548	13,620
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(105,749)	(56,391)	(108,997)
Purchases of held-to-maturity securities	(129,016)	(134,745)	(97,103)
Proceeds from sales, calls, pay-downs and maturities of available-for- sale securities	102,040	90,459	60,088
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	58,245	51,439	46,322
Net change in interest-bearing time deposits in other banks	1,242	1,495	750
Net change in loans	(125,189)	(73,932)	(150,625)
Purchase of premises and equipment	(6,873)	(2,796)	(5,736)
Proceeds from sale of premises and equipment	9	209	15
Proceeds from sale of foreclosed assets	165	—	—
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(4,276)	(1,973)	(4,875)
Proceeds from sale of other real estate owned	5,461	3,017	2,266
Purchase of bank-owned life insurance	(15,000)	(14,500)	—
Net cash paid for acquisition of First Independence	—	—	(9,046)
Net cash paid for acquisition of Community First	—	(2,971)	—
Net cash paid for acquisition of Prairie	(6,744)	—	—
Net cash from acquisition of Eastman	6,108	—	—
Net cash paid for acquisition of Cache	(2,857)	—	—
Net cash (used in) investing activities	(222,434)	(140,689)	(266,941)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	123,224	39,082	147,952
Net change in federal funds purchased and retail repurchase agreements	8,177	(4,150)	(4,539)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	79,996	114,149	128,895
Principal repayments on Federal Home Loan Bank term advances	(1,300)	(25,221)	(36,035)
Borrowings on bank stock loan	2,500	6,000	5,014
Principal repayments on bank stock loan	(1,000)	(33,218)	(1,554)

Proceeds from issuance of common stock, net	—	23,643	38,945
Proceeds from exercise of employee stock options	1,215	112	—
Issuance of employee stock loan	—	—	(1,215)
Principal payments on employee stock loan	121	—	973
Redemption of Series C preferred stock	—	(16,372)	—
Net change in contractual obligations	(537)	(589)	(53)
Dividends paid on preferred stock	—	(42)	(164)
Excess tax benefits as a result of the distribution of common stock in termination of the restricted stock unit plan recognized as an increase in additional paid-in capital	—	—	224
Excess tax benefits as a result of the exercise of employee stock options	—	13	—
Net cash provided by (used in) financing activities	212,396	103,407	278,443
Net change in cash and cash equivalents	17,100	(21,734)	25,122
Cash and cash equivalents, beginning of period	35,095	56,829	31,707
Ending cash and cash equivalents	$52,195	$35,095	$56,829
Supplemental cash flow information:
Interest paid	$15,041	$8,943	$6,670
Income taxes paid, net of refunds	6,438	3,212	2,938
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	4,562	3,006	3,164
Preferred stock dividends payable at period end	—	—	41
Total fair value of assets acquired in purchase of First Independence, net of cash	—	—	129,341
Total fair value of liabilities acquired in purchase of First Independence	—	—	119,613
Total fair value of assets acquired in purchase of Community First, net of cash	—	462,936	—
Total fair value of liabilities acquired in purchase of Community First	—	419,641	—
Total fair value of assets acquired in purchase of Prairie, net of cash	147,248	—	—
Total fair value of liabilities acquired in purchase of Prairie	125,591	—	—
Total fair value of assets acquired in purchase of Eastman, net of cash	267,039	—	—
Total fair value of liabilities acquired in purchase of Eastman	234,337	—	—
Total fair value of assets acquired in purchase of Cache, net of cash	333,140	—	—
Total fair value of liabilities acquired in purchase of Cache	291,056	—	—

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017, 2016 and 2015

(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:  Equity Bancshares, Inc. is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiary, Equity Bank (“Equity Bank”). SA Holdings, Inc. is a wholly-owned subsidiary of Equity Bank and was established for the purpose of holding and selling other real estate owned.  These entities are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Equity Bank is a Kansas state-chartered bank and member of the Federal Reserve (state Fed member bank jointly supervised by both the Federal Reserve Bank of Kansas City and the Office of the Kansas State Bank Commissioner).

The Company is primarily engaged in providing a full range of banking, mortgage banking and financial services to individual and corporate customers generally in Arkansas, Kansas, Missouri and Oklahoma.  Equity Bank competes with a variety of other financial institutions including large regional banks, community banks and thrifts as well as credit unions and other non-traditional lenders.

Use of Estimates:  To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ.

Cash Equivalents:  Cash and cash equivalents include cash, deposits with other financial institutions with original maturities less than 90 days and federal funds sold.  Net cash flows are reported for customer loan and deposit transactions, interest-bearing deposits in other financial institutions, federal funds purchased, retail repurchase agreements, Federal Home Loan Bank advances and contractual obligations.

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Mortgage loans held for sale are sold with servicing rights released.  Gains or losses on loans held for sale are recognized upon completion of the sale and based on the difference between the net sales proceeds and carrying value of the sold loan.

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

Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

Troubled Debt Restructurings.  In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan and classified as impaired.  Generally, a nonaccrual loan that is a troubled debt restructuring remains on nonaccrual until such time that repayment of the remaining principal and interest is not in doubt and the borrower has a period of satisfactory repayment performance.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  A loan review process, independent of the loan approval process, is utilized by management to verify loans are being made and administered in accordance with Company policy, to review loan risk grades and potential losses, to verify that potential problem loans are receiving adequate and timely corrective measures to avoid or reduce losses and to assist in the verification of the adequacy of the loan loss reserve.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

The Company considers loan performance and collateral values in assessing risk for each class in the loan portfolio, as follows:

•

Commercial and industrial loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.  Commercial and industrial loans are advanced for equipment purchases, to provide working capital or meet other financing needs of the business.  These loans may be secured by accounts receivable, inventory, equipment or other business assets.  Financial information is obtained from the borrower to evaluate the debt service coverage and ability to repay the loans.

•

Commercial real estate loans are dependent on the industries tied to these loans, as well as the local commercial real estate market.  The loans are secured by real estate and typically appraisals are obtained to support the loan amount. Generally, an evaluation of the project’s cash flows is performed to evaluate the borrower’s ability to repay the loan at the time of origination and periodically updated during the life of the loan.

•

Residential real estate loans are affected by the local residential real estate market, the local economy and movement in interest rates.  The Company evaluates the borrower’s repayment ability through a review of credit reports and debt to income ratios.  Generally, appraisals are obtained to support the loan amount.

•

Agricultural real estate loans are real estate loans related to farmland and are affected by the value of farmland.  Generally, the Company evaluates the borrower’s ability to repay based on cash flows from farming operations.

•

Consumer loans are dependent on the local economy.  Consumer loans are generally secured by consumer assets, but may be unsecured.  Typically, the Company evaluates the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios.

•	Agricultural loans are primary operating lines subject to annual farming revenues, including productivity and yield of the farm products and market pricing at the time of sale.

There have been no material changes to the Company’s accounting policies related to its allowance for loan loss methodology during 2017 and 2016.

Transfers of Financial Assets:  Transfers of financial assets are accounted for as sales when control over the assets has been relinquished.  Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Bank-Owned Life Insurance:  The Company maintains insurance policies on certain key executives as well as policies from acquired institutions.  Bank-owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.  In some cases, the Company has entered into agreements with the insured which would require it to make one-time payments to the insured’s beneficiaries if certain conditions exist at the time of death.

Other Real Estate Owned:  Assets acquired through or instead of loan foreclosure are initially recorded at fair value less estimated cost to sell when acquired, thereby establishing a new cost basis.  Generally, collateral properties are recorded as other real estate owned when the Company takes physical possession.  Physical possession of residential real estate collateral occurs when legal title is obtained upon completion of foreclosure or when the borrower conveys all interest in the property to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement.  Other real estate owned properties are subsequently accounted for at the lower of cost or fair value less estimated costs to sell.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Operating costs after acquisition are expensed.

Premises and Equipment:  Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation.  Depreciation is an estimate and is charged to expense using the straight-line method over the estimated useful lives of the respective assets.  The useful lives of buildings and related components are estimated to be 39 years.  The useful lives of furniture, fixtures and equipment are estimated to be 4 to 7 years.  Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter.  Property held for sale is carried at the lower of cost or fair value.

Premises and equipment and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  If impaired, the assets are recorded at fair value.

Federal Reserve Bank and Federal Home Loan Bank Stock:  Federal Reserve Bank (“FRB”) and Federal Home Loan Bank (“FHLB”) stocks are required investments for institutions that are members of the FRB and FHLB systems.  FRB and FHLB stocks are carried at cost, considered restricted securities and are periodically evaluated for impairment based on the ultimate recovery of par value.  Both cash and stock dividends are reported as income.

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

Derivatives:  The Company is exposed to interest rate risk primarily from the effect of interest rate changes on its interest-earning assets and its sources of funding these assets.  The Company will periodically enter into interest rate swaps or interest rate caps/floors to manage certain interest rate risk exposure.

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

At the inception of a derivative contract, the Company designates the derivatives as one of three types based on the Company’s intentions and belief as to likely effectiveness as a hedge.  These three types are:  (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (3) an instrument with no hedging designation (“stand-alone derivative”).  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item, are recognized in current earnings as fair value changes.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  For both types of hedges, changes in the fair value of derivatives that are not highly effective in hedging the changes in fair value or expected cash flows of the hedged item are recognized immediately in current earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

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

The Company formally documents the relationship between derivatives and hedged items, as well as the risk-management objective and the strategy for undertaking hedge transactions at the inception of the hedging relationship.  This documentation includes linking fair value or cash flow hedges to specific assets and liabilities on the balance sheet or to specific firm commitments or forecasted transactions.  The Company also formally assesses, both at the hedge’s inception and on an ongoing basis, at least quarterly, whether the derivative instruments that are used are highly effective in offsetting changes in fair values or cash flows of the hedged items.  The Company discontinues hedge accounting when it determines that the derivative is no longer effective in offsetting changes in the fair value or cash flows of the hedged item, the derivative is settled or terminates, a hedged forecasted transaction is no longer probable, a hedged firm commitment is no longer firm or treatment of the derivative as a hedge is no longer appropriate or intended.

When hedge accounting is discontinued, subsequent changes in fair value of the derivative are recorded as non-interest income.  When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability.  When a cash flow hedge is discontinued but the hedged cash flows or forecasted transactions are still expected to occur, gains or losses that are accumulated in other comprehensive income are amortized into earnings over the same periods which the hedged transactions will affect earnings.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities and are computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position will be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination.  On December 22, 2017, the President of the United States signed the 2017 Tax Cuts and Jobs Act (Tax Reform) which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% beginning in 2018.  On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which specifies that reasonable estimates of the income tax effects of Tax Reform should be used to account for the effects of Tax Reform in the period of enactment as required by general accepted accounting principals and also provided for a measurement period that should not extend beyond one year from Tax Reform’s enactment date.  The Company has accounted for the effects of Tax Reform using reasonable estimates based on currently available information.  This accounting may change due to changes in interpretations the Company has made and the issuance of new tax or accounting guidance.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  During 2016 there was $1 paid to the Missouri Department of Revenue. No such interest or penalties were incurred in 2017 or 2015.

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

Share-Based Payments:  The Company has share-based payments which are described more fully in a subsequent note.  Compensation expense associated with the stock option plan is based on the fair value of the options at the grant date.  This compensation is expensed over the periods during which the options vest.  Options vest based on the passage of time or the achievement of performance targets, depending on the structure of the related grant.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Additional discussion of loss contingencies at December 31, 2017, is presented in a subsequent note.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Dividend Restriction:  Banking regulations require maintaining certain capital levels and may limit the dividends paid by the wholly owned subsidiaries to the holding company or by the holding company to stockholders.

Fair Value:  Fair values of financial instruments, impaired loans, other real estate owned and property held for sale are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, collateral values and other factors, especially in the absence of broad markets for particular items.  Changes in assumptions or in market conditions could materially affect the estimates.

Segment Information:  As a community oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers.  Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for years ended December 31, 2017, 2016 and 2015.

Initial Public Offering (IPO):  On November 16, 2015, the Company completed an IPO of 2,231,000 shares of Class A common stock, $0.01 par value.  The Company sold 1,941,000 shares and selling stockholders sold 290,000 shares, which included 273,000 shares of Class A common stock that were issued upon the automatic conversion of an equal number of shares of Class B common stock as a result of the offering.  All of the shares issued and sold in the initial public offering were registered under the Securities Act pursuant to a Registration Statement on Form S-1, which was declared effective by the Securities and Exchange Commission (SEC) on November 10, 2015.  The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the Financial Accounting Standards Board (FASB) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.  The Company has irrevocably elected to adopt new accounting standards within the public company adoption period.

Recent Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which amended existing guidance related to revenue from contracts with customers.  This amendment supersedes and replaces nearly all existing revenue recognition guidance, including industry-specific guidance, establishes a new control-based revenue recognition model, changes the basis for deciding when revenue is recognized over time or at a point in time, provides new and more detailed guidance on specific topics and expands and improves disclosures about revenue. In addition, this amendment specifies the accounting for some costs to obtain or fulfill a contract with a customer.  These amendments are effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.  Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that period.  The amendments should be applied retrospectively to all periods presented or retrospectively with the cumulative effect recognized at the date of initial application.  Interest income earned on financial instruments is outside the scope of the update and as a result, the impact of the update is limited to certain components of noninterest income.  The Company’s noninterest income is generated by customer transactions or through the passage of time and as a result the pattern or timing of income recognition is not expected to be impacted under the update.  The Company has evaluated the impact of this new accounting standard on the consolidated financial statements and has concluded that the most significant impact will be the disaggregated disclosure of certain components of noninterest income.

In January 2016, FASB issued ASU 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The main provisions of the update are to eliminate the available-for-sale classification of accounting for equity securities and to adjust fair value disclosures for financial instruments carried at amortized costs such that the disclosed fair values represent an exit price as opposed to an entry price.  The amendments are effective for fiscal years beginning after December 15, 2017, including interim periods within those years.  Generally, early adoption of the amendments in this update is not permitted.  An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  At December 31, 2017, the Company had available-for-sale equity securities totaling $486.  When ASU 2016-01 is adopted in the first quarter of 2018, changes in the market value of these securities will be recognized through income rather than other comprehensive income and market values utilized in disclosures will be based on exit prices.

In February 2016, FASB issued ASU 2016-02, Leases, with the intention of improving financial reporting about leasing transactions.  The ASU requires all lessees to recognize lease assets and lease liabilities on the balance sheet.  Lessor accounting is largely unchanged by the ASU, however disclosures about the amount, timing and uncertainty of cash flows arising from leases are required of both lessees and lessors.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach provides for optional practical expedients when applying the ASU to leases that commenced before the effective date of the ASU.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements but expects that assets and liabilities will increase to reflect the impact of this standard.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets.  This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company will be required to use a new forward-looking expected loss model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice, but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  The ASU is effective for the Company beginning in the first quarter of 2020.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently gathering the historical loss data by portfolio and class of financial instrument to estimate the life of financial instrument credit loss and is developing the supporting system requirements to routinely generate the reported values.  At this time, an estimate of the impact to the Company’s financial statements is not known.

In August 2016, FASB issued accounting standards update No. 2016-15, Statement of Cash Flows (Topic 230).  This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow.  The amendments in this update are effective for fiscal years and interim periods beginning after December 15, 2017, however, early adoption is permitted.  Management is currently in the process of evaluating the impact of this new accounting standard but does not expect a material impact to its financial statements.

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

In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities.  This update shortens the amortization period of certain callable debt securities held at a premium to the earliest call date.  The amendments in this update are effective for the Company’s fiscal year beginning after December 15, 2018, and interim periods within that fiscal year, however, early adoption is permitted.  If early adoption of this update is elected by the Company, any adjustments will be reflected as of the beginning of the fiscal year.  The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and the Company will be required to provide change in accounting principle disclosures.  The Company is currently evaluating the impact of this new accounting guidance and an estimate of the impact to the Company’s financial statements is not known at this time.

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

In February 2018, FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows an optional reclassification of stranded tax effects included in accumulated other comprehensive income, resulting from the reduction in the U.S. statutory corporate income tax rate.  As a result of Tax Reform, the Company recognized a $1,086 re-measurement of its net deferred tax assets, including a re-measurement of $535 in a net deferred tax asset related to unrealized losses on available-for-sale securities and held-to-maturity securities previously transferred from available-for-sale.  Because the tax effect of variations in unrealized losses on available-for-sale securities and transferred held-to-maturity securities impact accumulated other comprehensive income, the Company had a stranded tax effect of $535 as of the date of enactment.  The provisions of the ASU are effective for all entities beginning with fiscal years commencing after December 15, 2018, with early adoption allowed in any interim period or for financial statements not yet issued as of the date FASB issued the ASU.  The Company elected to early adopt this standard resulting in a reclassification of $535 from accumulated other comprehensive income to retained earnings.

NOTE 2 – BUSINESS COMBINATIONS

On November 10, 2017, the Company acquired 100% of the outstanding common shares of Eastman National Bancshares, Inc., based in Newkirk, Oklahoma (“Eastman”).  Results of operations of Eastman were included in the Company’s results of operations beginning November 11, 2017.  Acquisition-related costs associated with this merger were $2,925 ($1,920 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the year ended December 31, 2017.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is complete except for certain matters related to loans and taxes.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $20,687.  Goodwill resulted from a combination of expected synergies, expansion in northern Oklahoma with the addition of four branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for Eastman and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Fair value of consideration:
Common stock	$39,109
Cash	8,040
$47,149
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$14,698
Available-for-sale securities	59,778
Federal Reserve Bank and Federal Home Loan Bank stock	434
Loans	177,880
Premises and equipment	1,903
Core deposit intangibles	4,020
Other real estate owned	41
Interest receivable	998
Other assets	1,047
Total assets acquired	260,799
Deposits	224,111
Federal funds purchased and retail repurchase agreements	8,678
Interest payable and other liabilities	1,548
Total liabilities assumed	234,337
Total identifiable net assets	26,462
Goodwill	20,687
$47,149

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered purchased credit impaired as of the merger date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these loans were not considered impaired at the merger date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Cash flows associated with purchased credit impaired loans are not considered reasonably predictable and as such these loans are considered nonaccrual.

The following table presents the best available information about the loans acquired in the Eastman merger as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$171,788	$12,849
Non-accretable difference (expected losses)	—	(4,077)
Cash flows expected to be collected	171,788	8,772
Accretable yield	(2,680)	—
Fair value of acquired loans	$169,108	$8,772

The following table presents the carrying value of the loans acquired in the Eastman merger by class, as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$71,917	$5,326	$77,243
Commercial and industrial	36,645	1,545	38,190
Residential real estate	36,846	458	37,304
Agricultural real estate	7,080	33	7,113
Consumer	5,158	—	5,158
Agricultural	11,462	1,410	12,872
Fair value of acquired loans	$169,108	$8,772	$177,880

Also on November 10, 2017, the Company acquired 100% of the outstanding common shares of Cache Holdings, Inc., based in Tulsa, Oklahoma ( “Cache”).  Results of operations of Cache were included in the Company’s results of operations beginning November 11, 2017.  Acquisition-related costs associated with this merger were $1,483 ($1,031 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the year ended December 31, 2017.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is complete except for certain matters related to loans and taxes.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $19,633.  Goodwill resulted from a combination of expected synergies, expansion in the Tulsa metro area with the addition of one branch location, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for Cache and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Fair value of consideration:
Common Stock	$39,480
Cash	12,877
$52,357
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$10,273
Federal Reserve Bank and Federal Home Loan Bank stock	2,053
Loans held for sale	13,501
Loans held for investment	287,214
Premises and equipment	4,235
Core deposit intangibles	1,580
Bank-owned life insurance	3,883
Interest receivable	778
Other assets	263
Total assets acquired	323,780
Deposits	278,706
Federal Home Loan Bank advances	9,402
Bank stock loan	1,000
Interest payable and other liabilities	1,948
Total liabilities assumed	291,056
Total identifiable net assets	32,724
Goodwill	19,633
$52,357

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered purchased credit impaired as of the merger date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these loans were not considered impaired at the merger date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Cash flows associated with purchased credit impaired loans are not considered reasonably predictable and as such these loans are considered nonaccrual.

The following table presents the best available information about the loans acquired in the Cache merger as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$288,959	$2,035
Non-accretable difference (expected losses)	—	(371)
Cash flows expected to be collected	288,959	1,664
Accretable yield	(3,017)	(392)
Fair value of acquired loans	$285,942	$1,272

The following table presents the carrying value of the loans acquired in the Cache merger by class, as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$199,151	$918	$200,069
Commercial and industrial	83,181	354	83,535
Residential real estate	2,027	—	2,027
Agricultural real estate	265	—	265
Consumer	1,318	—	1,318
Fair value of acquired loans	$285,942	$1,272	$287,214

On March 10, 2017, the Company acquired 100% of the outstanding common shares of Prairie State Bancshares, Inc., based in Hoxie, Kansas (“Prairie”).  Results of operations of Prairie were included in the Company’s results of operations beginning March 11, 2017.  Acquisition-related costs associated with this merger were $926 ($576 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the year ended December 31, 2017.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is complete.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $5,713.  Goodwill resulted from a combination of expected synergies, expansion in western Kansas with the addition of three branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for Prairie and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Fair value of consideration:
Common stock	$15,242
Cash	12,255
$27,497
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$6,579
Available-for-sale securities	3,427
Held-to-maturity securities	971
Federal Reserve Bank and Federal Home Loan Bank stock	198
Loans	129,997
Premises and equipment	2,424
Core deposit intangibles	1,448
Other assets	2,331
Total assets acquired	147,375
Deposits	125,353
Interest payable and other liabilities	238
Total liabilities assumed	125,591
Total identifiable net assets	21,784
Goodwill	5,713
$27,497

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered purchased credit impaired as of the merger date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these loans were not considered impaired at the merger date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Cash flows associated with purchased credit impaired loans are not considered reasonably predictable and as such these loans are considered nonaccrual.

The following table presents the best available information about the loans acquired in the Prairie merger as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$123,519	$11,430
Non-accretable difference (expected losses)	—	(2,673)
Cash flows expected to be collected	123,519	8,757
Accretable yield	(2,279)	—
Fair value of acquired loans	$121,240	$8,757

The following table presents the carrying value of the loans acquired in the Prairie merger by class, as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$9,224	$144	$9,368
Commercial and industrial	11,203	974	12,177
Residential real estate	137	—	137
Agricultural real estate	25,593	2,960	28,553
Consumer	1,451	—	1,451
Agricultural	73,632	4,679	78,311
Fair value of acquired loans	$121,240	$8,757	$129,997

Assuming that the Prairie, Eastman and Cache mergers would have taken place on January 1, 2016, total combined revenue would have been $141,843 for year ended December 31, 2017 and $106,969 for year ended December 31, 2016.  Net income would have been $32,539 and $24,480 at December 31, 2017 and 2016.  The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a material non-recurring adjustment.  Separate revenue and earnings of the former Prairie, Eastman and Cache are not available subsequent to the business combinations.

On November 10, 2016, the Company acquired 100% of the outstanding common shares of Community First Bancshares, Inc., based in Harrison, Arkansas ( “Community First”).  Results of operations of Community First were included in the Company’s results of operations beginning November 11, 2016.  Acquisition-related costs associated with this merger were $4,616 and are included in merger expenses in the Company’s income statement for the year ended December 31, 2016, which was $3,402 on an after-tax basis.

The fair value of  consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $40,744.  Goodwill resulted from a combination of expected synergies, expansion in northern Arkansas with the addition of five branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for Community First and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Fair value of consideration:
Common stock	$74,289
Cash	9,750
$84,039
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$7,328
Held-to-maturity securities	73,967
Federal Reserve Bank and Federal Home Loan Bank stock	3,009
Loans	354,071
Premises and equipment	10,400
Core deposit intangible	3,579
Other real estate owned	2,744
Deferred tax asset, net	4,084
Interest receivable	1,907
Other assets	1,847
Total assets acquired	462,936
Deposits	375,431
Federal funds purchased and retail repurchase agreements	4,025
Federal Home Loan Bank advances	25,221
Bank stock loan	8,606
Subordinated debentures	4,187
Interest payable and other liabilities	2,171
Total liabilities assumed	419,641
Total identifiable net assets	43,295
Goodwill	40,744
$84,039

The fair value of net assets acquired includes fair value adjustments to certain loans that were not considered purchased credit impaired as of the acquisition date.  The fair value adjustments were determined using discounted contractual cash flows.  However, the Company believes that all contractual cash flows related to these financial instruments will be collected.  As such, these loans were not considered impaired at the acquisition date and were not subject to the guidance relating to purchased credit impaired loans, which have shown evidence of credit deterioration since origination.  Cash flows associated with purchased credit impaired loans are not considered reasonably predictable and as such these loans are considered nonaccrual.

The following table presents the best available information about the loans acquired in the Community First acquisition as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$343,785	$22,069
Non-accretable difference (expected losses)	—	(6,568)
Cash flows expected to be collected	343,785	15,501
Accretable yield	(4,036)	(1,179)
Fair value of acquired loans	$339,749	$14,322

The following table presents the carrying value of the loans acquired in the Community First acquisition by class, as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$167,906	$9,069	$176,975
Commercial and industrial	38,307	3,522	41,829
Residential real estate	79,832	893	80,725
Agricultural real estate	22,984	838	23,822
Consumer	23,818	—	23,818
Agricultural	6,902	—	6,902
Fair value of acquired loans	$339,749	$14,322	$354,071

Assuming that the merger would have taken place on January 1, 2015, total combined revenue would have been $93,121 for year ended December 31, 2016 and $91,729 for year ended December 31, 2015.  Net income would have been $19,815 and $17,527 at December 31, 2016 and 2015.  The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a material non recurring adjustment.  Separate revenue and earnings of the former Community First are not available subsequent to the business combination.

NOTE 3 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2017
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$163,374	$36	$(1,819)	$161,591
State and political subdivisions	195	—	—	195
Equity securities	500	—	(14)	486
	$164,069	$36	$(1,833)	$162,272
December 31, 2016
Available-for-sale securities
U.S. Government-sponsored entities	$4,766	$16	$—	$4,782
Residential mortgage-backed securities (issued by government-sponsored entities)	88,257	93	(1,647)	86,703
Corporate	3,000	39	—	3,039
Small Business Administration loan pools	210	13	—	223
State and political subdivisions	499	—	—	499
Equity securities	500	—	(14)	486
	$97,232	$161	$(1,661)	$95,732

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(13)	$985
Residential mortgage-backed securities (issued by government sponsored entities)	383,875	573	(4,866)	379,582
Corporate	22,991	355	—	23,346
Small Business Administration loan pools	2,048	—	(14)	2,034
State and political subdivisions	125,550	1,694	(447)	126,797
	$535,462	$2,622	$(5,340)	$532,744
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(33)	$965
Residential mortgage-backed securities (issued by government sponsored entities)	338,749	686	(4,702)	334,733
Corporate	12,988	139	(28)	13,099
Small Business Administration loan pools	2,398	1	(17)	2,382
State and political subdivisions	110,576	1,211	(1,810)	109,977
	$465,709	$2,037	$(6,590)	$461,156

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at December 31, 2017, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$195	$195	$2,871	$2,876
One to five years	—	—	27,256	27,610
Five to ten years	—	—	43,106	43,951
After ten years	—	—	78,354	78,725
Mortgage-backed securities	163,374	161,591	383,875	379,582
Total debt securities	$163,569	$161,786	$535,462	$532,744

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $570,146 at December 31, 2017 and $439,208 at December 31, 2016.  At year-end 2017 and 2016, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2017 and 2016.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$78,884	$(437)	$58,540	$(1,382)	$137,424	$(1,819)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$78,884	$(437)	$59,026	$(1,396)	$137,910	$(1,833)
December 31, 2016
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$77,414	$(1,647)	$—	$—	$77,414	$(1,647)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$77,414	$(1,647)	$486	$(14)	$77,900	$(1,661)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$985	$(13)	$985	$(13)
Residential mortgage-backed (issued by government-sponsored entities)	147,281	(1,263)	198,239	(5,030)	345,520	(6,293)
Corporate	5,312	(16)	—	—	5,312	(16)
Small Business Administration loan pools	926	(1)	1,108	(38)	2,034	(39)
State and political subdivisions	22,100	(123)	26,387	(439)	48,487	(562)
Total temporarily impaired securities	$175,619	$(1,403)	$226,719	$(5,520)	$402,338	$(6,923)
December 31, 2016
Held-to-maturity securities
U.S. Government-sponsored entities	$965	$(33)	$—	$—	$965	$(33)
Residential mortgage-backed (issued by government-sponsored entities)	291,003	(5,922)	10,801	(426)	301,804	(6,348)
Corporate	5,407	(16)	3,166	(28)	8,573	(44)
Small Business Administration loan pools	1,068	(2)	1,314	(45)	2,382	(47)
State and political subdivisions	65,220	(2,122)	—	—	65,220	(2,122)
Total temporarily impaired securities	$363,663	$(8,095)	$15,281	$(499)	$378,944	$(8,594)

As of December 31, 2017, the Company held 32 available-for-sale securities and 324 held-to-maturity securities in an unrealized loss position.  The tables above present unrealized losses on held-to-maturity securities since the date of their purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation.

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

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	2017	2016	2015
Proceeds	$84,087	$70,957	$17,105
Gross gains	271	893	370
Gross losses	—	—	—
Income tax expense on net realized gains	103	342	142

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

.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at December 31, 2017 and 2016.

	2017	2016
Commercial real estate	$987,661	$593,108
Commercial and industrial	507,519	348,465
Residential real estate	376,705	338,387
Agricultural real estate	86,486	38,331
Consumer	49,361	40,902
Agricultural	95,547	24,412
Total loans	2,103,279	1,383,605
Allowance for loan losses	(8,498)	(6,432)
Net loans	$2,094,781	$1,377,173

The Company participates in mortgage finance loans with another institution ( “originator”).  These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group.  These loans are typically on the Company’s balance sheet for 10 to 20 days.  As of December 31, 2017 and December 31, 2016 the Company had balances of $10,000 and $10,000 in mortgage finance loans classified as commercial and industrial.

During 2017 the Company purchased one pool of residential real estate loans totaling $14,767.  During 2016, the Company purchased two pools of residential real estate loans totaling $38,362.  As of December 31, 2017 and 2016, residential real estate loans include $85,868 and $90,705 of purchased residential real estate loans.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $741 and $567 at December 31, 2017 and 2016.

The following tables present the activity in the allowance for loan losses by class for the years ended December 31, 2017, 2016 and 2015.

December 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Provision for loan losses	(69)	651	604	287	1,236	244	2,953
Loans charged-off	(271)	(431)	(350)	(16)	(1,025)	(42)	(2,135)
Recoveries	660	35	243	13	291	6	1,248
Total ending allowance balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Provision for loan losses	725	700	75	6	567	46	2,119
Loans charged-off	(557)	(226)	(299)	(23)	(584)	(31)	(1,720)
Recoveries	201	41	165	23	96	1	527
Total ending allowance balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432

December 31, 2015	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,897	$1,559	$1,190	$148	$81	$88	$5,963
Provision for loan losses	694	1,252	899	(119)	362	(41)	3,047
Loans charged-off	(1,668)	(1,468)	(296)	—	(309)	—	(3,741)
Recoveries	128	23	31	—	53	2	237
Total ending allowance balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of December 31, 2017 and 2016.

December 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$130	$87	$386	$46	$56	$36	$741
Collectively evaluated for impairment	2,582	2,028	1,815	190	712	236	7,563
Purchased credit impaired loans	28	21	61	83	—	1	194
Total	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Loan Balance:
Individually evaluated for impairment	$2,728	$7,886	$4,829	$533	$556	$1,050	$17,582
Collectively evaluated for impairment	971,376	493,903	369,471	82,493	48,802	90,795	2,056,840
Purchased credit impaired loans	13,557	5,730	2,405	3,460	3	3,702	28,857
Total	$987,661	$507,519	$376,705	$86,486	$49,361	$95,547	$2,103,279

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$270	$22	$288	$2	$45	$—	$627
Collectively evaluated for impairment	2,150	1,859	1,477	33	221	65	5,805
Purchased credit impaired loans	—	—	—	—	—	—	—
Total	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Loan Balance:
Individually evaluated for impairment	$3,182	$550	$3,321	$834	$429	$3	$8,319
Collectively evaluated for impairment	577,863	344,414	332,962	36,668	40,471	24,409	1,356,787
Purchased credit impaired loans	12,063	3,501	2,104	829	2	—	18,499
Total	$593,108	$348,465	$338,387	$38,331	$40,902	$24,412	$1,383,605

 Excluding purchased credit impaired loans, included in the above tables is $796,064, $388,251 and $87,290 of loans purchased at a discount acquired as part of a merger and the discount associated with these loans is $7,231, $3,596 and $502 at December 31, 2017, 2016 and 2015.

The following table presents information related to impaired loans, excluding those purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of and for the year ended December 31, 2017.

December 31, 2017	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,878	$1,567	$—	$1,426	$267
Commercial and industrial	8,679	8,020	—	4,572	252
Residential real estate	1,230	969	—	587	29
Agricultural real estate	52	52	—	270	12
Consumer	1	—	—	—	1
Agricultural	7	7	—	83	73
Subtotal	11,847	10,615	—	6,938	634
With an allowance recorded:
Commercial real estate	4,049	1,597	158	1,813	16
Commercial and industrial	1,310	1,113	108	663	51
Residential real estate	4,868	4,468	447	3,916	95
Agricultural real estate	1,266	1,034	129	527	16
Consumer	677	559	56	448	15
Agricultural	1,798	1,444	37	469	2
Subtotal	13,968	10,215	935	7,836	195
Total	$25,815	$20,830	$935	$14,774	$829

The above table presents interest income for the twelve months ended December 31, 2017.  Interest income recognized in the above table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by portfolio and class of loans as of and for the year ended December 31, 2016.

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

The following tables present the aging of the recorded investment in past due loans as of December 31, 2017 and 2016, by portfolio and class of loans.

December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,284	$22	$—	$11,607	$974,748	$987,661
Commercial and industrial	251	6	—	13,217	494,045	507,519
Residential real estate	1,457	1,176	—	6,148	367,924	376,705
Agricultural real estate	123	—	—	3,993	82,370	86,486
Consumer	359	112	—	559	48,331	49,361
Agricultural	415	—	—	4,752	90,380	95,547
Total	$3,889	$1,316	$—	$40,276	$2,057,798	$2,103,279

December 31, 2016	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,955	$788	$—	$12,258	$577,107	$593,108
Commercial and industrial	419	—	—	4,051	343,995	348,465
Residential real estate	368	847	—	4,285	332,887	338,387
Agricultural real estate	—	—	—	1,664	36,667	38,331
Consumer	303	43	—	432	40,124	40,902
Agricultural	52	—	—	3	24,357	24,412
Total	$4,097	$1,678	$—	$22,693	$1,355,137	1,383,605

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  Consumer loans are considered unclassified credits unless downgraded due to payment status or reviewed as part of a larger credit relationship.  The Company uses the following definitions for risk ratings:

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

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.  These loans are considered classified.

The risk category of loans by class of loans is as follows as of December 31, 2017 and 2016.

December 31, 2017	Unclassified	Classified	Total
Commercial real estate	$971,458	$16,203	$987,661
Commercial and industrial	486,150	21,369	507,519
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,041,881	$61,398	2,103,279

December 31, 2016	Unclassified	Classified	Total
Commercial real estate	$576,070	$17,038	$593,108
Commercial and industrial	341,307	7,158	348,465
Residential real estate	333,298	5,089	338,387
Agricultural real estate	36,190	2,141	38,331
Consumer	40,382	520	40,902
Agricultural	24,134	278	24,412
Total	$1,351,381	$32,224	1,383,605

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchased credit impaired loans as of December 31, 2017, 2016 and 2015 were as follows.

	2017	2016	2015
Contractually required principal payments	$41,349	$27,413	$7,550
Discount	(12,492)	(8,914)	(1,794)
Recorded investment	$28,857	$18,499	$5,756

The accretable yield associated with these loans was $1,980, $1,063 and $935 as of December 31, 2017, 2016 and 2015.  The interest income recognized on these loans was $1,785, $1,237 and $866 for the years ended December 31, 2017, 2016 and 2015.  For the year ended December 31, 2017 there was $194 provision for loan losses recorded for these loans and no provision for loan losses were recorded for these loans for the years ended December 31, 2016 and 2015.

Troubled Debt Restructurings

The company had no material loans modified under troubled debt restructurings as of December 31, 2017 and 2016.

NOTE 5 – OTHER REAL ESTATE OWNED

Changes in other real estate owned for the years ended December 31, 2017 and 2016 were as follows.

	2017	2016
Beginning of year	$8,656	$5,811
Transfers in	4,562	3,006
Acquired in acquisition	41	2,744
Gain on sales	121	156
Proceeds from sales	(5,461)	(3,017)
	7,919	8,700
Additions to valuation reserve	(12)	(44)
Recorded investment	$7,907	$8,656

Expenses related to other real estate owned for the years ended December 31, 2017, 2016 and 2015 were as follows.

	2017	2016	2015
Net loss (gain) on sales	$(121)	$(156)	$(131)
Provision for unrealized losses	12	44	87
Operating expenses, net of rental income	632	498	331
	$523	$386	$287

The balance of real estate owned includes $704 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2017 and $1,938 at December 31, 2016.  The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2,186 at December 31, 2017 and $1,006 at December 31, 2016.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows.

	2017	2016
Land	$13,842	$10,709
Buildings and improvements	51,703	41,645
Furniture, fixtures and equipment	11,620	9,537
	77,165	61,891
Less: accumulated depreciation	(13,716)	(11,376)
Premises and equipment, net	$63,449	$50,515

Operating Leases

The Company leases certain branch properties under operating leases.  Rent expense was $691, $554 and $545 for 2017, 2016 and 2015.  Rent commitments at December 31, 2017, before considering renewal options that generally are present, were as follows.

Due in one year or less	$653
Due after one year through two years	252
Due after two years through three years	173
Due after three years through four years	139
Due after four years through five years	141
Thereafter	2,741
Total	$4,099

NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLES

The assets and liabilities acquired in business combinations are recorded at their estimated fair values at the acquisition date.  The excess of the purchase price over the estimated fair value of the net assets for tax free acquisitions is recorded as goodwill, none of which is deductible for tax purposes.  The excess of the purchase price over the estimated fair value of the net assets for taxable acquisitions is recorded as goodwill and is deductible for tax purposes.

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2017 and 2016 were as follows.

	Goodwill	Core Deposit
Balance as of January 1, 2016	$18,130	$1,549
Acquired in acquisition	40,744	3,579
Amortization	—	(413)
Balance as of December 31, 2016	58,874	4,715
Acquired in acquisition	46,033	7,048
Amortization	—	(1,025)
Balance as of December 31, 2017	$104,907	$10,738

Estimated amortization expense for each of the following five years and thereafter is listed in the following table.

Expensed in one year or less	$1,535
Expensed after one year through two years	1,535
Expensed after two years through three years	1,399
Expensed after three years through four years	1,327
Expensed after four years through five years	1,138
Thereafter	3,804
Total	$10,738

NOTE 8 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2017, 2016 and 2015, the balances of the investments in qualified affordable housing projects were $4,604, $4,983 and $4,939. These balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $1,967, $2,504 and $3,093 at December 31, 2017, 2016 and 2015. The Company expects to fulfill these commitments during the years 2018 through 2023.

During the years ended December 31, 2017, 2016 and 2015, the Company recognized amortization expense of $376, $296 and $224, which was included within pretax income on the consolidated statements of income. Additionally, during the years ended December 31, 2017, 2016 and 2015, the Company recognized tax credits from its investment in affordable housing tax credits of $657, $625 and $435.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At December 31, 2017, the portfolio of interest rate swaps had a weighted average maturity of 8.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 4.13%.  At December 31, 2016, the portfolio of interest rate swaps had a weighted average maturity of 9.0 years, a weighted average pay rate of 4.82% and a weighted average rate received of 3.50%.

Stand-Alone Derivatives

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At December 31, 2017, the interest rate cap had a term of 1.9 years and a cap rate of 4.50%.  At December 31, 2016, the interest rate cap had a term of 2.9 years and a cap rate of 4.50%.

Reconciliation of Derivative Fair Values and Gains/(Losses)

The notional amount of a derivative contract is a factor in determining periodic interest payments or cash flows received or paid.  The notional amount of derivatives serves as a level of involvement in various types of derivatives.  The notional amount does not represent the Company’s overall exposure to credit or market risk, generally, the exposure is significantly smaller.

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2017 and December 31, 2016.

	December 31, 2017			December 31, 2016
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$17,231	$—	$46	$15,923	$—	$39
Total derivatives designated as hedging relationships	17,231	—	46	15,923	—	39
Derivatives not designated as hedging instruments:
Interest rate caps/floors	2,574	1	—	2,865	1	—
Total derivatives not designated as hedging instruments	2,574	1	—	2,865	1	—
Total	$19,805	1	46	$18,788	1	39
Cash collateral		—	(210)		—	(190)
Netting adjustments		164	164		151	151
Net amount presented in balance sheet		$165	$—		$152	$—

For the years ended December 31, 2017, 2016 and 2015, the Company recorded net losses on derivatives and hedging activities.

	2017	2016	2015
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	(1)	(1)	(9)
Total net gains (losses) related to derivatives not designated as hedging instruments	(1)	(1)	(9)
Net gains (losses) on derivatives and hedging activities	$(1)	$(1)	$(9)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2017, 2016 and 2015.

	December 31, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$12	$(12)	$—	$(137)
Total	$12	$(12)	$—	$(137)

	December 31, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$211	$(211)	$—	$(199)
Total	$211	$(211)	$—	$(199)

	December 31, 2015
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(242)	$242	$—	$(82)
Total	$(242)	$242	$—	$(82)

NOTE 10 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $245,321 and $158,932 as of December 31, 2017 and 2016.

At December 31, 2017 and 2016, brokered deposits of $62,988 and $5,427 were included in the Company’s time deposit balance.  Of the brokered deposits at December 31, 2017 and 2016, $22,934 and $4,427 were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships.

At December 31, 2017, the scheduled maturities of time deposits are as follows.

Due in one year or less	$503,803
Due after one year through two years	123,235
Due after two years through three years	58,090
Due after three years through four years	33,171
Due after four years through five years	56,886
Thereafter	1,314
Total	$776,499

NOTE 11 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2017 and 2016.

	2017	2016
Federal funds purchased	$—	$—
Retail repurchase agreements	$37,492	$20,637

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $44,768 and $23,389 at December 31, 2017 and December 31, 2016.  The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2017 and 2016.

	2017	2016
Average daily balance during the period	$25,823	$22,599
Average interest rate during the period	0.25%	0.26%
Maximum month-end balance during the period	$43,843	$25,382
Weighted average interest rate at period-end	0.23%	0.27%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of December 31, 2017 and 2016 were as follows.

	2017	2016
Federal Home Loan Bank line of credit advances	$347,692	$259,588
Federal Home Loan Bank fixed rate term advances	—	—
Total Federal Home Loan Bank advances	$347,692	$259,588

At December 31, 2017 and 2016, the Company had $347,692 and $259,588 drawn against its line of credit at a weighted average rate of 1.47% and 0.72%.

At December 31, 2017 and 2016, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $5,690 and $0.  These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $478,966 and $454,025 at December 31, 2017 and 2016.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $125,271 and $193,674 at December 31, 2017 and 2016.

Bank stock loan

At January 1, 2016, the Company had an outstanding balance of $18,612 on a fixed rate 4.00% loan (computed on the basis of a 360 day year and the actual number of days elapsed) from an unaffiliated financial institution, secured by the Company’s stock in Equity Bank.  This borrowing was repaid on January 4, 2016 using proceeds from the Company’s initial public offering (“IPO”).

On January 28, 2016, the Company entered into a new agreement with the same lender that provided for a maximum borrowing facility of $20,000, secured by the Company’s stock in Equity Bank.  At December 31, 2016, there was no outstanding balance on this loan. The borrowing facility matured on January 26, 2017 and was subsequently extended, at which time the Company entered into a new agreement with the same lender that provides for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank.  The borrowing facility was recently renewed for an additional year and will mature on March 13, 2019.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  The company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.  At December 31, 2017, the Company had an outstanding balance of $2,500 on this loan at a rate of 4.50%.

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

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2017 and 2016.  The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% (3.36% at December 31, 2017 and 2.88% at December 31, 2016) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035 or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015 at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

On March 30, 2007, CTIII, an unconsolidated subsidiary of the Company, issued $5,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2017 and 2016.  The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% (3.48% at December 31, 2017, and 2.85% at December 31, 2016) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTIII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037 or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to FCB were used by CTIII to purchase $5,155 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

In conjunction with the 2016 acquisition of Community First Bancshares, Inc. (CFBI), the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries, Community First (AR) Statutory Trust I, (“CFSTI”).  The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% (4.92% at December 31, 2017 and 4.25% at December 31, 2016) on the stated liquidation amount of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032 or upon earlier redemption.

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

As a part of the acquisition of FCB, the Company recorded the debentures at an estimated fair value of $8,270.  As part of the acquisition of CFBI, the Company recorded the debentures at an estimated fair value of $4,187.  The initial fair value adjustments will be amortized against earnings on a prospective basis. At December 31, 2017 and 2016, the contractual balance and the unamortized fair value adjustments were as follows:

	2017	2016
Contractual balance	$20,620	$20,620
Unamortized fair value adjustment	(6,652)	(6,936)
Net book value	$13,968	$13,684

Subordinated debentures are included in Tier 1 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

NOTE 13 – CONTRACTUAL OBLIGATIONS

At December 31, 2017 and 2016, the Company had contractual obligations of $1,967 and $2,504.  Contractual obligations represent commitments made by the Company to make capital investments in limited-liability entities that invest in qualified affordable housing projects.  The Company expects to fulfill these commitments during the years 2018 through 2024.

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

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share. At December 31, 2017 and 2016, the following table presents shares that were issued and were held in treasury or were outstanding.

	2017	2016
Class A common stock – issued	15,876,650	12,393,124
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	14,605,607	11,122,081
Class B common stock – issued	234,903	793,130
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	558,227

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

On March 10, 2017, the Company completed its merger with Prairie State Bancshares, Inc. (“Prairie”) of Hoxie, Kansas.  There were a total of 479,465 shares of Class A common stock issued in connection with this merger.

On November 10, 2017, the Company completed its mergers with Eastman National Bancshares, Inc. (“Eastman”) of Newkirk, Oklahoma and Cache Holdings, Inc. (“Cache”) of Tulsa, Oklahoma.  There were a total of 1,179,747 shares of Class A common stock issued in connection with the Eastman merger and 1,190,941 shares of Class A common stock issued in connection with the Cache merger.

Restricted stock unit plan termination loans

In connection with termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units.  Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense.  Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance.  These loans totaling $121 at December 31, 2017, are collateralized by the shares received  with a maturity date of December 31, 2018, and an interest rate of 1.68%.

Accumulated other comprehensive income (loss)

For the years ended December 31, 2017 and 2016, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.  During 2017, 2016 and 2015, gains of $271, $893 and $370 were reclassified from accumulated other comprehensive income to net gains on sales of and settlement of securities within the consolidated statement of income and $532, $615 and $767 of accretion expense were reclassified from accumulated other comprehensive income to taxable interest income on securities within the consolidated statement of income.

Components of accumulated other comprehensive income as of December 31, 2017 and 2016 were as follows.

	Available -for-Sale Securities	Held-to -Maturity Securities	Accumulated Other Comprehensive Income
December 31, 2017
Net unrealized or unamortized gains (losses)	$(1,797)	$(2,344)	$(4,141)
Tax effect	455	594	$1,049
	$(1,342)	$(1,750)	$(3,092)
December 31, 2016
Net unrealized or unamortized gains (losses)	$(1,500)	$(2,876)	$(4,376)
Tax effect	574	1,100	1,674
	$(926)	$(1,776)	$(2,702)

NOTE 15 – INCOME TAXES

Income tax expense is listed in the following table.

	2017	2016	2015
Current income tax expense
Federal	$6,474	$2,863	$1,157
State	1,282	723	558
Total current income tax expense	7,756	3,586	1,715
Deferred income tax expense
Federal	2,550	865	2,263
State	71	44	164
Total deferred income tax expense	2,621	909	2,427
Total income tax expense	$10,377	$4,495	$4,142

A reconciliation of income tax expense at the U.S. federal statutory rate (35% in 2017, 2016 and 2015) to the Company’s actual income tax expense is shown below.

	2017	2016	2015
Computed at the statutory rate	$10,862	$4,854	$5,055
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	717	449	457
Tax-exempt interest	(1,177)	(576)	(370)
Non-taxable life insurance income	(506)	(350)	(335)
Non-deductible expenses	376	689	167
Share-based payments	(335)	—	—
Federal tax credits	(660)	(625)	(435)
Gain on acquisition	—	—	(239)
Change in valuation allowance	187	65	13
Effect of tax reform	1,086	—	—
Other	(173)	(11)	(171)
Income tax expense	$10,377	$4,495	$4,142

On December 22, 2017, Tax Reform was enacted which reduced the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.  On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which specifies that reasonable estimates of the income tax effects of Tax Reform should be used to account for the effects of Tax Reform in the period of enactment as required by generally accepted accounting principals and also provided for a measurement period that should not extend beyond one year from Tax Reform’s enactment date.  The Company has accounted for the effects of Tax Reform using reasonable estimates based on currently available information.  This accounting may change due to changes in interpretations the Company has made and the issuance of new tax or accounting guidance.  The direct impact to the 2017 financial statements was the re-measurement of the Company’s December 31, 2017, deferred tax assets and liabilities which are expected to reverse beginning in 2018.  The re-measurement of the Company’s net deferred tax asset resulted in $1,086 additional income tax expense being recognized in 2017, including a $535 decrease in the net deferred tax assets related to unrealized or unamortized losses on securities.  The impact of this re-measurement is included in the statutory rate reconciliation above.

With the exception of the revaluation adjustment required by Tax Reform, the deferred tax effects of unrealized or unamortized gains and losses on securities are recorded directly to stockholders’ equity as part of other comprehensive income.  Effective January 1, 2017, the Company adopted the provisions of ASU 2016-09 on a prospective basis.  In accordance with ASU 2016-09, $335 tax benefits, which were generated when the tax deduction for share-based payments exceeded book compensation costs, reduced income tax expense for the year ended December 31, 2017.  Prior to the adoption of ASU 2016-09, excess tax benefits associated with share-based payments were recognized in paid-in-capital and totaled $13 and $224 in 2016 and 2015.

Components of deferred tax assets and liabilities are shown in the table below.

	2017	2016
Deferred tax assets
Allowance for loan losses	$2,121	$2,460
Net unrealized or unamortized losses on securities	1,034	1,674
Tax credit carryforwards	974	974
Accrued compensation	1,208	1,450
Net operating loss carryforwards	797	880
Other real estate owned	588	1,764
Acquired loans fair market value adjustments	4,532	4,279
Other	404	616
Gross deferred tax assets	11,658	14,097
Deferred tax liabilities
Assumed debt fair market value adjustments	$1,607	2,608
Goodwill amortization	1,267	1,685
Depreciation	1,831	2,153
Federal Home Loan Bank stock dividends	764	882
Core deposit intangibles	2,301	1,715
Other	360	360
Gross deferred tax liabilities	8,130	9,403
State valuation allowance	(571)	(382)
Net deferred tax asset	$2,957	$4,312

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  In 2017, the Company recognized deferred tax assets of $2,832 and deferred tax liabilities of $2,075 for temporary differences associated with the Eastman merger and deferred tax assets of $1,446 and deferred tax liabilities of $694 for temporary differences associated with the Cache merger.  In 2016, the Company recognized deferred tax assets of $6,621 and deferred tax liabilities of $2,537 for temporary differences associated with the Community First merger.  Federal net operating losses, acquired through previous acquisitions, totaled $880 at December 31, 2017 and will expire between 2030 and 2031.  Acquired federal tax credits totaling $974 will expire between 2027 and 2034.  The utilization of these net operating loss and tax credit carryforwards are not expected to be limited by internal revenue code sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Arkansas, Kansas, Missouri, Oklahoma and Iowa.  Commercial banks are not allowed to file consolidated Kansas returns with non-bank consolidated group members.  The Company has unused state operating loss carryforwards of approximately $15,160 that expire between 2018 and 2027 resulting from the separate Kansas returns of the Company and SA Holdings, Inc.  These operating losses, as well as certain deferred tax assets, have a full valuation allowance recorded against them resulting in a zero carrying value.  In connection with a 2015 acquisition, the Company acquired Kansas net operating losses useable against Kansas bank income.  At December 31, 2017, the Kansas net operating loss carryforward useable against Kansas bank income totaled $3,622 with expiration dates between 2019 and 2022.  The utilization of this acquired Kansas net operating loss carryforward is expected to be limited, and a valuation allowance has been recorded against the portion which is expected to expire unused. In establishing a valuation allowance management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company is no longer subject to examination by taxing authorities for years before 2013.  At December 31, 2017, there were no examinations in any jurisdiction.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  The Basel III rules also require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5%.  The new capital conservation buffer requirement is to be phased in beginning in January 2016 at

0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of December 31, 2017, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as are asset growth and acquisitions and capital restoration plans are required.

As of December 31, 2017, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2017 and 2016, are presented in the tables below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2017
Total capital to risk weighted assets
Equity Bancshares, Inc.	$288,353	12.54%	$212,705	9.25%	$241,449	10.50%	$	N/A	N/A
Equity Bank	279,712	12.17%	212,682	9.25%	241,423	10.50%		229,927	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	279,855	12.17%	166,715	7.25%	195,459	8.50%		N/A	N/A
Equity Bank	271,214	11.80%	166,697	7.25%	195,438	8.50%		183,942	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	265,887	11.56%	132,222	5.75%	160,966	7.00%		N/A	N/A
Equity Bank	271,214	11.80%	132,208	5.75%	160,949	7.00%		149,452	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	279,855	10.33%	108,372	4.00%	108,372	4.00%		N/A	N/A
Equity Bank	271,214	10.01%	108,351	4.00%	108,351	4.00%		135,439	5.00%

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2016
Total capital to risk weighted assets
Equity Bancshares, Inc.	$221,779	14.67%	$130,372	8.63%	$158,714	10.50%	$	N/A	N/A
Equity Bank	196,478	13.01%	130,283	8.63%	158,606	10.50%		151,053	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	215,347	14.25%	100,141	6.63%	128,483	8.50%		N/A	N/A
Equity Bank	190,046	12.58%	100,073	6.63%	128,395	8.50%		120,842	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	201,663	13.34%	77,468	5.13%	105,809	7.00%		N/A	N/A
Equity Bank	190,046	12.58%	77,415	5.13%	105,737	7.00%		98,184	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	215,347	11.81%	72,920	4.00%	72,920	4.00%		N/A	N/A
Equity Bank	190,046	10.42%	72,924	4.00%	72,924	4.00%		91,155	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 17 – RELATED PARTY TRANSACTIONS

At December 31, 2017 and 2016, the Company had loans outstanding to executive officers, directors, significant stockholders, and their affiliates (related parties), in the amount of $3,892 and $3,713.  Changes during 2017 are listed below.

2017
Balance at January 1, 2017	$3,713
New loans/advances	1,368
Repayments	(1,189)
Balance at December 31, 2017	$3,892

At December 31, 2017 and 2016, the Company had deposits from executive officers, directors, significant stockholders, and their affiliates (related parties), in the amount of $6,274 and $5,351.

NOTE 18 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to $18 of their compensation.  Contributions to the profit sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors.  Employer contributions charged to expense for 2017, 2016 and 2015 were $704, $479 and $414.

As a result of the acquisition of First Independence, the Company assumed the obligations related to First Independence’s participation in the Pentegra Defined Benefit Plan for Financial Institutions, a tax-qualified defined benefit pension plan.  The Pentegra Defined Benefit Plan is treated as a multi-employer plan for accounting purposes but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974 (ERISA) and the Internal Revenue Code.  As a result, certain multi-employer plan disclosures are not applicable to the Pentegra Defined Benefit Plan.  Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers because assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer.  Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately.

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

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer.  The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date).  As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date.  As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.  The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2016.

The following table presents the net pension cost and funded status of the Company relating to the Pentegra Defined Benefit Plan since the date of acquisition (dollar amounts in thousands).

	2017	2016
Net pension cost charged to salaries and employee benefits	$84	$71
Pentegra defined benefit plan funded status as of July 1	110.37%	104.72%
Plan's funded status as of July 1	96.89%	97.75%
Contributions paid to the plan	$65	$62

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2016.

NOTE 19 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2013 Stock Incentive Plan (the Plan) reserved 900,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors.  The Plan replaced the 2006 Non-qualified Stock Option Plan (2006 Plan).  Under the 2006 Plan, there were 150,000 and 203,700 fully vested and exercisable options outstanding at December 31, 2017 and 2016.  No new grants of options may be made under the 2006 Plan.  The Company believes that stock-based awards better align the interests of its employees with those of its stockholders.  Under the Company’s director compensation policy, directors may elect to receive all or a portion of their fees in cash, Company stock or non-qualified stock options.  During the years ended December 31, 2017 and 2016, the Company recognized director compensation expense of $46 and $32 and issued 1,457 and 953 shares of Company stock pursuant to certain directors’ elections under the Company’s director compensation policy.  There were no directors’ elections for payment of director compensation in Company stock in the year ended December 31, 2015.  At December 31, 2017, there were 219,252 shares available for equity awards under the Plan.

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2017 and 2016.

December 31, 2017	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	590,835	$16.69	7	$10,017
Granted	305,404	33.05	10	—
Exercised	(71,434)	(17.01)	(3)	—
Forfeited or expired	(27,284)	(27.72)	(10)	—
Outstanding at end of year	797,521	$22.54	8	$10,261
Fully vested and expected to vest	797,521	$22.54	8	$10,261
Exercisable at end of year	484,728	$16.41	7	$8,692

December 31, 2016	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	561,995	$15.93	8	$4,194
Granted	49,467	25.44	10	—
Exercised	(7,938)	(14.21)	(7)	—
Forfeited or expired	(12,689)	(18.82)	(10)	—
Outstanding at end of year	590,835	$16.69	7	$10,017
Fully vested and expected to vest	590,835	$16.69	7	$10,017
Exercisable at end of year	453,180	$15.89	7	$7,943

The fair values of stock options granted during the years ended December 31, 2017, 2016 and 2015, were estimated to be $8.75 per share, $5.10 per share and $5.39 per share.  The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  Expected stock price volatility is based on the historical volatility of the SNL Bank

Index.  The expected term of options granted is based on the Simplified Method.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2017	2016	2015
Risk free rate	2.20%	1.58%	1.92%
Market value of stock on grant date	$33.05	$25.44	$21.25
Expected term (in years)	6.7	5.0	5.8
Expected volatility	19.66%	19.08%	21.49%
Dividend rate	—%	—%	—%

Compensation expense for stock options is recognized as the options vest.  Total stock option compensation cost that has been charged against income was $592, $374, and $397 for 2017, 2016 and 2015.  The total income tax benefit was $226, $143 and $152.  At December 31, 2017, there was $2.2 million of unrecognized compensation expense related to non-vested stock options granted under the Plan.  Unrecognized compensation expense at December 31, 2017, will be recognized over a remaining weighted average period of 4 years.

Restricted Stock Unit Awards:

Restricted stock units (RSUs) granted to employees under the Plan represent the right to receive one share of Company stock upon vesting, in accordance with the vesting schedule provided in each award agreement.  To the extent vested, the RSUs become Class A voting common stock within ten calendar days of the vesting date.  Non-vested RSUs have no voting rights and are not considered outstanding until vesting.  The fair value of the RSUs is determined by the closing price of the Company’s stock on the date of grant.

A summary of changes in the Company’s non-vested RSUs for the year is shown below.

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2017	—	$—
Granted	9,020	32.46
Vested	(2,255)	32.46
Forfeited	(1,875)	29.74
Outstanding at end of year	4,890	33.50

Compensation expense is recognized over the vesting period of the award based on the fair value of RSU awards at the grant date.  The Company recognized share-based compensation attributable to RSUs of $80, $0 and $0 for the years ended December 31, 2017, 2016 and 2015.  The total income tax benefit was $31, $0 and $0 for the same time periods.  Unrecognized RSU compensation expense of $60  at December 31, 2017, will be recognized over a remaining weighted average period of 2 years.

NOTE 20 – EARNINGS PER SHARE

Earnings per share were computed as shown below.

	2017	2016	2015
Basic:
Net income allocable to common stockholders	$20,649	$9,373	$10,123
Weighted average common shares outstanding	12,446,851	8,624,108	6,433,503
Weighted average vested restricted stock units	1,751	—	81,843
Weighted average shares	12,448,602	8,624,108	6,515,346
Basic earnings per common share	$1.66	$1.09	$1.55
Diluted:
Net income allocable to common stockholders	$20,649	$9,373	$10,123
Weighted average common shares outstanding for:
Basic earnings per common share	12,448,602	8,624,108	6,515,346
Dilutive effects of the assumed exercise of stock options	255,947	131,418	44,675
Dilutive effects of the assumed redemption of RSUs	2,635	—	—
Average shares and dilutive potential common shares	12,707,184	8,755,526	6,560,021
Diluted earnings per common share	$1.62	$1.07	$1.54

Average outstanding stock options of 141,891, 92 and 365 for the years ending December 31, 2017, 2016 and 2015 were not included in the computation of diluted earnings per share because the options were antidilutive.

NOTE 21 – FAIR VALUE

The Company uses fair value measurements to record fair value adjustments to certain assets and liabilities and to disclose the fair value of its financial instruments.  Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  For disclosure purposes, the Company groups its financial and non-financial assets and liabilities into three different levels based on the nature of the instrument and the availability and reliability of the information that is used to determine fair value.  The three levels of inputs that may be used to measure fair values are defined as follows.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the hierarchy.

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of available-for-sale securities are carried at fair value on a recurring basis.  To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as Level 1.  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company’s available-for-sale securities, including U.S. Government sponsored agencies, residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies), corporate securities, Small Business Administration securities, state and political subdivision securities, and equity securities are classified as Level 2.

The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the derivative.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$161,591	$—
State and political subdivisions	—	195	—
Equity securities	486	—	—
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	164	—	—
Total derivative assets	164	1	—
Total assets	650	161,787	—
Liabilities:
Derivative liabilities (included in other liabilities)	—	46	—
Cash collateral held by counterparty	(46)	—	—
Total derivative liabilities	(46)	46	—
Total liabilities	(46)	46	—

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$4,782	$—
Residential mortgage-backed securities (issued by government-sponsored entities)	—	86,703	—
Corporate	—	3,039	—
Small Business Administration loan pools	—	223	—
State and political subdivisions	—	499	—
Equity securities	486	—	—
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	151	—	—
Total derivative assets	151	1	—
Total assets	637	95,247	—
Liabilities:
Derivative liabilities (included in other liabilities)	—	39	—
Cash collateral held by counterparty	(39)	—	—
Total derivative liabilities	(39)	39	—
Total liabilities	(39)	39	—

There were no transfers between Levels during 2017 or 2016.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$1,439
Commercial and industrial	—	—	1,005
Residential real estate	—	—	4,021
Agricultural real estate	—	—	905
Other	—	—	1,910
Other real estate owned:
Commercial real estate	—	—	1,018
Residential real estate	—	—	157

	December 31, 2016
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,236
Commercial and industrial	—	—	218
Residential real estate	—	—	2,053
Agricultural real estate	—	—	21
Other	—	—	336
Other real estate owned:
Commercial real estate	—	—	2,400
Residential real estate	—	—	429

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2017 and 2016.

Valuations of impaired loans and other real estate owned utilize third party appraisals or broker price opinions and are classified as Level 3 due to the significant judgment involved.  Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2017
Impaired loans	$9,280	Sales Comparison Approach	Adjustments for differences between comparable sales	15% - 26% (5%)
December 31, 2016
Impaired loans	$4,864	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 26% (9%)

Measurable inputs for other real estate owned are not material.

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated.

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,195	$52,195	$52,195	$—	$—
Interest-bearing deposits	3,496	3,496	—	3,496	—
Available-for-sale securities	162,272	162,272	486	161,786	—
Held-to-maturity securities	535,462	532,744	—	532,744	—
Loans held for sale	16,344	16,344	—	16,344	—
Loans, net of allowance for loan losses	2,094,781	2,098,431	—	—	2,098,431
Federal Reserve Bank and Federal Home Loan Bank stock	24,373	N/A	N/A	N/A	N/A
Interest receivable	12,371	12,371	—	12,371	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	164	164	164	—	—
Total derivative assets	165	165	164	1	—
Total assets	$2,901,459	$2,878,018	$52,845	$726,742	$2,098,431
Financial liabilities:
Deposits	$2,382,013	$2,385,528	$—	$2,385,528	$—
Federal funds purchased and retail repurchase agreements	37,492	37,492	—	37,492	—
Federal Home Loan Bank advances	347,692	347,692	—	347,692	—
Bank stock loan	2,500	2,500	—	2,500	—
Subordinated debentures	13,968	13,968	—	13,968	—
Contractual obligations	1,967	1,967	—	1,967	—
Interest payable	1,932	1,932	—	1,932	—
Derivative liabilities	46	46	—	46	—
Cash collateral held by derivative counterparty	(46)	(46)	(46)	—	—
Total derivative liabilities	—	—	(46)	46	—
Total liabilities	$2,787,564	$2,791,079	$(46)	$2,791,125	$—

	December 31, 2016
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$35,095	$35,095	$35,095	$—	$—
Interest-bearing deposits	3,750	3,750	—	3,750	—
Available-for-sale securities	95,732	95,732	486	95,246	—
Held-to-maturity securities	465,709	461,156	—	461,156	—
Loans held for sale	4,830	4,830	—	4,830	—
Loans, net of allowance for loan losses	1,377,173	1,374,700	—	—	1,374,700
Federal Reserve Bank and Federal Home Loan Bank stock	16,652	N/A	N/A	N/A	N/A
Interest receivable	6,991	6,991	—	6,991	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	151	151	151	—	—
Total derivative assets	152	152	151	1	—
Total assets	$2,006,084	$1,982,406	$35,732	$571,974	$1,374,700
Financial liabilities:
Deposits	$1,630,451	$1,635,881	$—	$1,635,881	$—
Federal funds purchased and retail repurchase agreements	20,637	20,637	—	20,637	—
Federal Home Loan Bank advances	259,588	259,588	—	259,588	—
Subordinated debentures	13,684	13,684	—	13,684	—
Contractual obligations	2,504	2,504	—	2,504	—
Interest payable	728	728	—	728	—
Derivative liabilities	39	39	—	39	—
Cash collateral held by derivative counterparty	(39)	(39)	(39)	—	—
Total derivative liabilities	—	—	(39)	39	—
Total liabilities	$1,927,592	$1,933,022	$(39)	$1,933,061	$—

The methods and assumptions, not previously presented, used to estimate fair values are described as follows.

Cash and cash equivalents and interest-bearing deposits:  The carrying amount of cash and short-term instruments approximate fair value.

Held-to-maturity securities:  The fair value of held-to-maturity securities are determined in a manner consistent with available-for-sale securities which has been previously discussed.

Loans held for sale:  The fair value of loans held for sale are based on quoted market prices for loans with similar characteristics.

Loans:  Fair value of variable rate loans that reprice frequently and with no significant change in credit risk are based on carrying values.  Fair value of other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality.  The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Federal Reserve Bank and Federal Home Loan Bank stock:  It is not practical to determine the fair value of Federal Reserve Bank and Federal Home Loan Bank stock due to restrictions placed on its transferability.

Interest receivable and interest payable:  The carrying amount of accrued interest receivable and payable approximate their fair value.

Deposits:  The fair value disclosed for demand deposits is, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount).  The carrying amount of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair value at the reporting date.  Fair value for fixed rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered.

Federal funds purchased and retail repurchase agreements:  Federal funds purchased and retail repurchase agreements mature daily and may be terminated at any time.  The carrying amount of these financial instruments approximate their fair value.

Federal Home Loan Bank Advances:  The carrying amount of draws against the Company’s line of credit at the Federal Home Loan Bank approximate their fair value.  The fair value of fixed rate term advances is determined using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements.

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

Commitments to Originate Loans and Available Lines of Credit:

Commitments to originate loans and available lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments and lines of credit may expire without being drawn upon, the total commitment and lines of credit amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate, and residential real estate.  Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and are intended for sale to investors in the secondary market.

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2017 and 2016 were as as follows.

	December 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$38,031	$67,107	$24,988	$50,362
Mortgage loans in the process of origination	14,803	9,258	7,267	2,696
Unused lines of credit	87,948	141,026	45,251	68,085

The fixed rate loan commitments have interest rates ranging from 3.75% to 7.50% and maturities ranging from 1 month to 116 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified pre-conditions are met.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The contractual amounts of standby letters of credit as of December 31, 2017 and 2016 are listed below.

	December 31, 2017		December 31, 2016
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$4,064	$3,830	$5,762	$2,769

NOTE 23 – LEGAL MATTERS

The Company is party to various matters of litigation in the ordinary course of business.  The Company periodically reviews all outstanding pending or threatened legal proceedings and determines if such matters will have an adverse effect on the business, financial condition or results of operations or cash flows.  A loss contingency is recorded when the outcome is probable and reasonably able to be estimated.  The following loss contingencies have been identified by the Company as reasonably possible to result in an unfavorable outcome for the Company.

Equity Bank is a party to a February 3, 2015, lawsuit filed against it by CitiMortgage, Inc. (“Citi”).  The lawsuit involves an alleged breach of contract related to loan repurchase obligations and damages of $2,700 plus pre-judgment and post-judgment interest.  In January 2018, final judgement was entered by the court dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  A loss contingency of $477 was recorded at December 31, 2017, in connection with the resolution of this case.

Except for the above mentioned lawsuit and settlement, there have been no other claims for potential repurchase or indemnification demands regarding mortgage loans originated by Equity Bank and sold to investors.  However, the Company believes there is possible risk it may face similar demands based on comparable demands loan aggregators are facing from their investors, including Government Sponsored Entities such as Freddie Mac and Fannie Mae and/or settlement agreements loan aggregators have entered into with those investors.  The amount of potential loss and outcome of such possible litigation, if it were commenced, is uncertain and the Company would vigorously contest any claims.

NOTE 24 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is the condensed financial information as to financial position, results of operations and cash flows of the Parent Company.

CONDENSED BALANCE SHEET

	2017	2016
ASSETS
Cash and due from banks	$4,201	$20,611
Investment in Equity Bank	379,933	246,822
Other real estate owned, net	—	267
Other assets	6,762	5,234
Total assets	$390,896	$272,934
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$16,752	$14,970
Stockholders’ equity	374,144	257,964
Total liabilities and stockholders’ equity	$390,896	$272,934

CONDENSED STATEMENT OF INCOME

	2017	2016	2015
Dividends from Equity Bank	$17,250	$9,500	$10,500
Other income	26	1	2
Total income	17,276	9,501	10,502
Expenses
Interest expense	996	701	1,284
Other expenses	3,018	2,408	1,336
Total expenses	4,014	3,109	2,620
Income (loss) before income tax and equity in undistributed income of subsidiaries	13,262	6,392	7,882
Income tax benefit	2,017	859	858
Income (loss) before equity in undistributed income (loss) of subsidiaries	15,279	7,251	8,740
Equity in undistributed income of Equity Bank	5,370	2,123	1,560
Net income	20,649	9,374	10,300
Dividends and discount accretion on preferred stock	—	(1)	(177)
Net income allocable to common stockholders	$20,649	$9,373	$10,123

CONDENSED STATEMENT OF CASH FLOWS

	2017	2016	2015
Cash flows from operating activities
Net income	$20,649	$9,374	$10,300
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	1,100	553	531
Equity in undistributed income of Equity Bank	(5,370)	(2,123)	(1,560)
Net amortization of purchase valuation adjustments	284	246	301
Net change in:
Other assets	(1,331)	(1,529)	(344)
Interest payable and other liabilities	(1,419)	(409)	397
Net cash from (to) operating activities	13,913	6,112	9,625
Cash flows (to) from investing activities
Proceeds from sale of other real estate owned	267	—	—
Purchase stock of First Independence, net of holding company cash acquired	—	—	(14,585)
Purchase stock of Community First, net of holding company cash acquired	—	(9,549)	—
Purchase stock of Prairie, net of holding company cash acquired	(12,510)	—	—
Purchase stock of Eastman, net of holding company cash acquired	(7,813)	—	—
Purchase stock of Cache, net of holding company cash acquired	(13,103)	—	—
Net cash (used in) investing activities	(33,159)	(9,549)	(14,585)
Cash flows (to) from financing activities
Borrowings on bank stock loan	2,500	6,000	5,014
Principal payments on bank stock loan	(1,000)	(33,218)	(1,554)
Proceeds from the issuance of common stock, net	—	23,643	38,945
Proceeds from exercise of employee stock options	1,215	112	—
Issuance of employee stock loan	—	—	(1,215)
Principal payments on employee stock loan	121	—	973
Redemption of Series C preferred stock	—	(16,372)	—
Dividends paid on preferred stock	—	(42)	(164)
Excess tax benefits as a result of the distribution of common stock in termination of the restricted stock unit plan	—	—	224
Excess tax benefits recognized on exercise of employee stock options	—	13	—
Net cash provided by (used in) financing activities	2,836	(19,864)	42,223
Net change in cash and cash equivalents	(16,410)	(23,301)	37,263
Cash and cash equivalents, beginning of period	20,611	43,912	6,649
Ending cash and cash equivalents	$4,201	$20,611	$43,912

NOTE 25 – PENDING MERGERS

On December 16, 2017, the Company entered into an agreement and plan of reorganization with Kansas Bank Corporation (“KBC”).  KBC is the holding company of First National Bank of Liberal (“FNB”), which has four branch locations in Liberal, Kansas, and one location in Hugoton, Kansas.  The transaction is expected to close in the second quarter of 2018, subject to customary closing conditions, including the receipt of regulatory approval and the approval of KBC’s stockholders.  In its December 31, 2017, unaudited Consolidated Report of Condition, FNB reported total assets of $320,111, which included total loans of $167,969 and securities of $121,825.  At December 31, 2017, total liabilities of $289,675 were reported by FNB, which included deposits of $289,360.  FNB reported $3,811 in net income before income taxes for the twelve months ended December 31, 2017.  The Company anticipates there will be goodwill and a core deposit intangible recorded with this acquisition.  Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair values of identifiable assets acquired and liabilities assumed.

Also on December 16, 2017, the Company entered into an agreement and plan of reorganization with Adams Dairy Bancshares, Inc. (“ADBI”). ADBI is the holding company of Adams Dairy Bank (“ADB”), which has one branch location in Blue Springs, Missouri.  The transaction is expected to close in the second quarter of 2018, subject to customary closing conditions, including the receipt of regulatory approval and the approval of ADBI’s stockholders.  In its December 31, 2017, unaudited Consolidated Report of Condition, ADB reported total assets of $128,363, which included total loans of $93,252 and securities of $15,099.  At December 31, 2017, total liabilities of $116,539 were reported by ADB, which included deposits of $97,274.  ADB reported $1,594 in net income before income taxes for the twelve months ended December 31, 2017.  The Company anticipates there will be goodwill and a core deposit intangible recorded with this acquisition.