Form 10-Q
period 2018-03-31
EQUITY BANCSHARES INC
filed 2018-05-11
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of May 1, 2018

Class A Common Stock, par value $0.01 per share	14,609,414
Class B Non-Voting Common Stock, par value $0.01 per share	0

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature.  These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control.  Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.  Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018, and in Item 1A – Risk Factors of this Quarterly Report.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2018 and December 31, 2017

(Dollar amounts in thousands)

	(Unaudited) March 31,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$42,526	$48,034
Federal funds sold	620	4,161
Cash and cash equivalents	43,146	52,195
Interest-bearing time deposits in other banks	3,496	3,496
Available-for-sale securities	174,717	162,272
Held-to-maturity securities, fair value of $511,138 and $532,744	522,021	535,462
Loans held for sale	11,112	16,344
Loans, net of allowance for loan losses of $9,316 and $8,498	2,116,008	2,094,781
Other real estate owned, net	7,090	7,907
Premises and equipment, net	62,572	63,449
Bank-owned life insurance	68,690	68,384
Federal Reserve Bank and Federal Home Loan Bank stock	25,437	24,373
Interest receivable	12,450	12,371
Goodwill	103,412	104,907
Core deposit intangibles, net	10,355	10,738
Other	15,556	13,830
Total assets	$3,176,062	$3,170,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$362,786	$366,530
Total non-interest-bearing deposits	362,786	366,530
Savings, NOW and money market	1,284,319	1,238,984
Time	721,192	776,499
Total interest-bearing deposits	2,005,511	2,015,483
Total deposits	2,368,297	2,382,013
Federal funds purchased and retail repurchase agreements	42,101	37,492
Federal Home Loan Bank advances	355,836	347,692
Bank stock loan	2,438	2,500
Subordinated debentures	14,040	13,968
Contractual obligations	1,966	1,967
Interest payable and other liabilities	9,897	10,733
Total liabilities	2,794,575	2,796,365
Commitments and contingent liabilities, see Notes 10 and 11
Stockholders’ equity, see Note 6
Common stock	161	161
Additional paid-in capital	332,075	331,339
Retained earnings	74,212	65,512
Accumulated other comprehensive loss	(5,185)	(3,092)
Employee stock loans	(121)	(121)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	381,487	374,144
Total liabilities and stockholders’ equity	$3,176,062	$3,170,509

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months ended March 31, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2018	2017
Interest and dividend income
Loans, including fees	$29,048	$19,400
Securities, taxable	3,723	2,724
Securities, nontaxable	879	785
Federal funds sold and other	473	306
Total interest and dividend income	34,123	23,215
Interest expense
Deposits	4,718	2,576
Federal funds purchased and retail repurchase agreements	23	12
Federal Home Loan Bank advances	1,299	502
Bank stock loan	27	—
Subordinated debentures	269	232
Total interest expense	6,336	3,322
Net interest income	27,787	19,893
Provision for loan losses	1,170	1,095
Net interest income after provision for loan losses	26,617	18,798
Non-interest income
Service charges and fees	1,580	1,182
Debit card income	1,253	1,005
Mortgage banking	313	485
Increase in value of bank-owned life insurance	652	355
Net gain (loss) from securities transactions	(8)	13
Other	461	299
Total non-interest income	4,251	3,339
Non-interest expense
Salaries and employee benefits	10,891	7,806
Net occupancy and equipment	1,802	1,499
Data processing	1,674	1,161
Professional fees	715	516
Advertising and business development	619	518
Telecommunications	369	361
FDIC insurance	244	106
Courier and postage	255	226
Free nationwide ATM cost	292	212
Amortization of core deposit intangibles	384	209
Loan expense	346	177
Other real estate owned	268	205
Merger expenses	531	926
Other	1,237	1,304
Total non-interest expense	19,627	15,226
Income before income taxes	11,241	6,911
Provision for income taxes	2,530	2,047
Net income	8,711	4,864
Net income allocable to common stockholders	$8,711	$4,864
Basic earnings per share	$0.60	$0.41
Diluted earnings per share	$0.58	$0.40

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months ended March 31, 2018 and 2017

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2018	2017
Net income	$8,711	$4,864
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(2,937)	212
Amortization of unrealized losses on held-to-maturity securities	119	137
Reclassification adjustment for net gains included in net income	—	(13)
Total other comprehensive income (loss)	(2,818)	336
Tax effect	714	(129)
Other comprehensive income (loss), net of tax	(2,104)	207
Comprehensive income	$6,607	$5,071

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2018 and 2017

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2017	11,680,308	$132	$236,103	$44,328	$(2,702)	$(242)	$(19,655)	$257,964
Net income	—	—	—	4,864	—	—	—	4,864
Other comprehensive income, net of tax effects	—	—	—	—	207	—	—	207
Stock-based compensation	—	—	494	—	—	—	—	494
Common stock issued upon exercise of stock options	40,834	—	692	—	—	—	—	692
Common stock issued under stock-based incentive plan	1,630	—	—	—	—	—	—	—
Repayments on employee stock loans	—	—	—	—	—	72	—	72
Issuance of common stock in connection with the acquisition of Prairie State Bancshares, net of issuance expenses of $329	479,465	5	14,908	—	—	—	—	14,913
Balance at March 31, 2017	12,202,237	$137	$252,197	$49,192	$(2,495)	$(170)	$(19,655)	$279,206

Balance at January 1, 2018	14,605,607	$161	$331,339	$65,512	$(3,092)	$(121)	$(19,655)	$374,144
Net income	—	—	—	8,711	—	—	—	8,711
Other comprehensive income, net of tax effects	—	—	—	—	(2,104)	—	—	(2,104)
Stock-based compensation	—	—	718	—	—	—	—	718
Common stock issued upon exercise of stock options	1,250	—	18	—	—	—	—	18
Common stock issued under stock-based incentive plan	2,557	—	—	—	—	—	—	—
Adoption of ASU 2016-01 reclassifying AFS equity securities with readily determined fair value	—	—	—	(11)	11	—	—	—
Balance at March 31, 2018	14,609,414	$161	$332,075	$74,212	$(5,185)	$(121)	$(19,655)	$381,487

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	(Unaudited) March 31,
	2018	2017
Cash flows from operating activities
Net income	$8,711	$4,864
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	718	386
Depreciation	689	585
Provision for loan losses	1,170	1,095
Net amortization (accretion) of purchase valuation adjustments	(1,047)	(1,544)
Amortization of premiums and discounts on securities	755	723
Amortization of intangibles	396	211
Deferred income taxes	(19)	(53)
FHLB stock dividends	(254)	(182)
Loss (gain) on sales and valuation adjustments on other real estate owned	(182)	30
Net loss (gain) on securities transactions	—	(13)
Change in unrealized loss (gain) on equity securities	8	—
Loss (gain) on disposal of premise and equipment	(192)	2
Loss (gain) on sales of loans	(256)	(412)
Originations of loans held for sale	(27,194)	(17,230)
Proceeds from the sale of loans held for sale	32,682	18,450
Increase in the value of bank owned life insurance	(652)	(356)
Change in fair value of derivatives recognized in earnings	(4)	—
Net change in:	—
Interest receivable	(80)	130
Other assets	1,034	(634)
Interest payable and other liabilities	(1,377)	450
Net cash provided by (used in) operating activities	14,906	6,502
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(20,498)	(13,660)
Purchases of held-to-maturity securities	—	(62,978)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	4,447	6,303
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	13,963	13,383
Net change in interest-bearing time deposits in other banks	—	1
Net change in loans	(21,903)	(3,717)
Purchase of premises and equipment	(814)	(1,286)
Proceeds from sale of premise and equipment	1,194	1
Proceeds from sale of foreclosed assets	35	—
Net redemption (purchase) of FHLB and FRB stock	(810)	1,467
Proceeds from sale of other real estate owned	1,202	425
Proceeds from bank-owned life insurance death benefits	346	—
Cash paid for acquisition of Eastman	(55)	—
Purchase of Prairie, net of cash acquired	—	(6,744)
Net cash provided by (used in) investing activities	(22,893)	(66,805)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(13,770)	65,238
Net change in federal funds purchased and retail repurchase agreements	4,609	(2,938)
Net borrowings (payments) on Federal Home Loan Bank line of credit	8,144	(2,520)
Principal payments on bank stock loan	(62)	—
Proceeds from the exercise of employee stock options	18	692
Principal payments on employee stock loans	—	72
Net change in contractual obligations	(1)	(15)
Net cash provided by (used in) financing activities	(1,062)	60,529

Net change in cash and cash equivalents	(9,049)	226
Cash and cash equivalents, beginning of period	52,195	35,095
Ending cash and cash equivalents	$43,146	$35,321
Supplemental cash flow information:
Interest paid	$6,021	$2,863
Income taxes paid, net of refunds	—	(78)
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	203	—
Total fair value of assets acquired in purchase of Prairie, net of cash	—	147,248
Total fair value of liabilities assumed in purchase of Prairie, net of cash	—	125,591

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018.  Operating results for the three months ended March 31, 2018, are not necessarily indicative of the results that may be expected for the year ending December 31, 2018, or any other period.

Change in Tax Law:

On December 22, 2017, the President of the United States signed the 2017 Tax Cuts and Jobs Act (“Tax Reform”), which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% beginning in 2018.  On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which specifies that reasonable estimates of the income tax effects of Tax Reform should be used to account for the effects of Tax Reform in the period enactment is required by general accepted accounting principals and also provided for a measurement period that should not extend beyond one year from Tax Reform’s enactment date.  The Company has accounted for the effects of Tax Reform using reasonable estimates based on currently available information.  This accounting may change due to changes in interpretations the Company has made and the issuance of new tax or accounting guidance.

Adoption of New Accounting Standards:

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets, such as other real estate owned (“OREO”).  The majority of the Company’s revenues come from interest income on financial instruments, including loans, leases, securities and derivatives, which are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented with non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include service charges and fees on deposits, debit card income, investment referral income, insurance sales commissions, and other non-interest income related to loans and deposits.

The Company adopted ASC 606 using the modified retrospective method applied to all contracts not completed as of January 1, 2018.  Results for reporting periods beginning after January 1, 2018, are presented under ASC 606, while prior period amounts continue to be reported in accordance with legacy GAAP.  The adoption of ASC 606 did not result in a change to the accounting for any of the in-scope revenue streams; as such, no cumulative effect adjustment was recorded.

Except for gains or losses from the sale of OREO, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2018, and 2017.

	Three Months Ended March 31,
	2018	2017
Non-interest income
Service charges and fees	$1,580	$1,182
Debit card income	1,253	1,005
Mortgage banking(a)	313	485
Increase in bank-owned life insurance(a)	652	355
Net gain (loss) from securities transactions(a)	(8)	13
Other(b)	461	299
Total	$4,251	$3,339

(a) Not within the scope of ASC 606.

(b) The Other category includes investment referral income, insurance sales commissions and other non-interest income related to loans and deposits totaling $402 for the three months ended March 31, 2018, which is within the scope of ASC 606; the remaining balance of $59 for the three months ended March 31, 2018, represents recovery on zero-basis purchased loans, income from equity method investments and other remaining items considered insignificant, which is outside the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service Charges and Fees:  The Company earns fees from its deposit customers for transaction-based, account maintenance, and overdraft services.  Transaction-based fees, which include services such as stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are collected through withdrawal from the customer’s account balance.

Debit Card Income:  The Company earns debit card income from cardholder transactions conducted through payment processors.  Debit card income from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrently with the transaction processing services provided to the cardholder.

Investment Referral Income:  Investment referral services are offered through an unaffiliated registered broker-dealer and investment advisor.  Investment referral income consists of transaction-based fees (i.e. trade commissions) and account fees (i.e. custodial fees).  The service obligation for transaction-based fees relate to processing of individual transactions and are considered earned at the time the transaction occurs.  The Company currently records this income when payment is received and at each month end for current-month transactions.  Account fees are considered earned over the period for which the fees relate.  These fees are received during the first month of each quarter and represent advance payment for the current quarter.  These fees are amortized ratably over the three months during the quarter.  Therefore, all account-based fees are currently recorded as performance obligations are satisfied.

Insurance Sales Commissions:  Insurance commissions are received based on contracts with insurance companies which provide for a percentage of premiums to be paid to the Company in exchange for placement of policies with customers.  The commissions generally relate to a period of one year or less.  Under certain contracts, the Company may also assist with claims processing, but this performance obligation is considered insignificant compared to the initial placement of the policy.  As such, the performance obligation is considered to have been substantially satisfied at the time of policy placement.  While this indicates that all related revenue would be appropriately accrued at policy inception, in some cases recognition occurs over the policy period if received in installments from the insurance company.  In no cases would this deferral extend beyond 12 months and the effect is considered immaterial compared to recognition at the time of policy placement.  The Company also receives commission based on renewals of policies previously placed.  However, additional work is required to process the renewals, resulting in future performance obligations to earn the related revenue.  In addition, the occurrence of such renewals is not certain as initial policies are generally for one year or less and the fees earned are not determined until the time of renewal, based on underwriting at that time.  As such, the Company has determined that accrual of income, for future renewals, is not appropriate.

Other Non-interest Income:  Other non-interest income related to loans and deposits is earned when the specific transaction is processed, similar to service charges and fees.

Gain or Loss on Sale of Other Real Estate:  Gain or loss on sale of other real estate is reported in non-interest expense and is netted with other real estate expenses.  The Company records a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of other real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligations under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the other real estate is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.  As a result, the Company has concluded that ASC 606 will affect the decision to recognize or defer gains on sales of other real estate in circumstances where the Company has financed the sale.

On January 1, 2018, the Company adopted ASU 2016-01Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The update eliminated the available-for-sale classification of accounting for equity securities and adjusted fair value disclosures for financial instruments carried at amortized costs so that the disclosed fair values represent an exit price as opposed to an entry price.  The impact of adopting this update was the reclassification of $11 of after tax unrealized losses from available-for-sale equity securities with a readily determinable fair value from accumulated other comprehensive income to retained earnings.  Also, beginning January 1, 2018, changes in fair value on equity securities with a readily determinable fair value will be reported in net income.

Also on January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230). This update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow.  This update had no impact on our Company.

Recent Accounting Pronouncements:  In February 2016, FASB issued ASU 2016-02, Leases, with the intention of improving financial reporting about leasing transactions.  The ASU requires all lessees to recognize lease assets and lease liabilities on the balance sheet.  Lessor accounting is largely unchanged by the ASU, however disclosures about the amount, timing, and uncertainty of cash flows arising from leases are required of both lessees and lessors.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach provides for optional practical expedients when applying the ASU to leases that commenced before the effective date of the ASU.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements but expects that assets and liabilities will increase to reflect the impact of this standard.

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

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2018
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$179,242	$27	$(4,747)	$174,522
State and political subdivisions	195	—	—	195
	$179,437	$27	$(4,747)	$174,717
December 31, 2017
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$163,374	$36	$(1,819)	$161,591
State and political subdivisions	195	—	—	195
Equity securities	500	—	(14)	486
	$164,069	$36	$(1,833)	$162,272

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following table.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$999	$—	$(21)	$978
Residential mortgage-backed securities (issued by government sponsored entities)	371,254	31	(10,499)	360,786
Corporate	22,992	426	(10)	23,408
Small Business Administration loan pools	1,884	—	(29)	1,855
State and political subdivisions	124,892	764	(1,545)	124,111
	$522,021	$1,221	$(12,104)	$511,138
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(13)	$985
Residential mortgage-backed securities (issued by government sponsored entities)	383,875	573	(4,866)	379,582
Corporate	22,991	355	—	23,346
Small Business Administration loan pools	2,048	—	(14)	2,034
State and political subdivisions	125,550	1,694	(447)	126,797
	$535,462	$2,622	$(5,340)	$532,744

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at March 31, 2018, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$195	$195	$2,915	$2,917
One to five years	—	—	27,202	27,410
Five to ten years	—	—	43,332	43,913
After ten years	—	—	77,318	76,112
Mortgage-backed securities	179,242	174,522	371,254	360,786
Total debt securities	$179,437	$174,717	$522,021	$511,138

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $570,893 at March 31, 2018 and $570,146 at December 31, 2017.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2018 and December 31, 2017.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2018
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$113,900	$(2,368)	$55,285	$(2,379)	$169,185	$(4,747)
Total temporarily impaired securities	$113,900	$(2,368)	$55,285	$(2,379)	$169,185	$(4,747)
December 31, 2017
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$78,884	$(437)	$58,540	$(1,382)	$137,424	$(1,819)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$78,884	$(437)	$59,026	$(1,396)	$137,910	$(1,833)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$978	$(21)	$978	$(21)
Residential mortgage-backed (issued by government-sponsored entities)	164,553	(3,750)	188,087	(8,286)	352,640	(12,036)
Corporate	5,209	(95)	—	—	5,209	(95)
Small Business Administration loan pools	849	(13)	1,006	(38)	1,855	(51)
State and political subdivisions	45,721	(799)	26,305	(1,084)	72,026	(1,883)
Total temporarily impaired securities	$216,332	$(4,657)	$216,376	$(9,429)	$432,708	$(14,086)
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$985	$(13)	$985	$(13)
Residential mortgage-backed (issued by government-sponsored entities)	147,281	(1,263)	198,239	(5,030)	345,520	(6,293)
Corporate	5,312	(16)	—	—	5,312	(16)
Small Business Administration loan pools	926	(1)	1,108	(38)	2,034	(39)
State and political subdivisions	22,100	(123)	26,387	(439)	48,487	(562)
Total temporarily impaired securities	$175,619	$(1,403)	$226,719	$(5,520)	$402,338	$(6,923)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation.  As of March 31, 2018, the Company held 37 available-for-sale securities and 397 held-to-maturity securities in an unrealized loss position.

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

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below:

	Three Months Ended March 31,
	2018	2017
Proceeds	$—	$3,439
Gross gains	—	13
Gross losses	—	—
Income tax expense on net realized gains	—	4

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

Categories of loans at March 31, 2018 and December 31, 2017 are listed below.

	March 31, 2018	December 31, 2017
Commercial real estate	$974,728	$987,661
Commercial and industrial	526,129	507,519
Residential real estate	394,142	376,705
Agricultural real estate	92,748	86,486
Consumer	50,477	49,361
Agricultural	87,100	95,547
Total loans	2,125,324	2,103,279
Allowance for loan losses	(9,316)	(8,498)
Net loans	$2,116,008	$2,094,781

The Company has participated in mortgage finance loans with another institution, (the “originator”).  These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group.  These loans are typically on the Company’s balance sheet for 10 to 20 days.  As of March 31, 2018 and December 31, 2017, the Company had balances of $10,000 and $10,000 in mortgage finance loans classified as commercial and industrial.

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. As of March 31, 2018 and December 31, 2017, residential real estate loans include $80,159 and $85,868 of purchased residential real estate loans from these pools of residential real estate loans.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $5,927 with related loans of $736,999 at March 31, 2018, and $6,842 with related loans of $796,064 at December 31, 2017.

Over-draft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $853 at March 31, 2018 and $741 at December 31, 2017.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended March 31, 2018 and 2017.

March 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Provision for loan losses	291	260	290	(55)	288	96	1,170
Loans charged-off	(29)	(9)	(123)	—	(306)	(39)	(506)
Recoveries	8	1	13	3	128	1	154
Total ending allowance balance	$3,010	$2,388	$2,442	$267	$878	$331	$9,316

March 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Provision for loan losses	167	188	316	31	352	41	1,095
Loans charged-off	(63)	(13)	(211)	—	(359)	(41)	(687)
Recoveries	68	3	5	—	132	—	208
Total ending allowance balance	$2,592	$2,059	$1,875	$66	$391	$65	$7,048

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of March 31, 2018 and December 31, 2017.

March 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$71	$59	$315	$31	$46	$26	$548
Collectively evaluated for impairment	2,931	2,329	2,115	233	832	305	8,745
Purchase credit impaired loans	8	—	12	3	—	—	23
Total	$3,010	$2,388	$2,442	$267	$878	$331	$9,316
Loan Balance:
Individually evaluated for impairment	$2,346	$6,825	$3,543	$447	$458	$309	$13,928
Collectively evaluated for impairment	959,128	513,624	388,189	88,526	50,013	83,181	2,082,661
Purchase credit impaired loans	13,254	5,680	2,410	3,775	6	3,610	28,735
Total	$974,728	$526,129	$394,142	$92,748	$50,477	$87,100	$2,125,324

December 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$130	$87	$386	$46	$56	$36	$741
Collectively evaluated for impairment	2,582	2,028	1,815	190	712	236	7,563
Purchase credit impaired loans	28	21	61	83	—	1	194
Total	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Loan Balance:
Individually evaluated for impairment	$2,728	$7,886	$4,829	$533	$556	$1,050	$17,582
Collectively evaluated for impairment	971,376	493,903	369,471	82,493	48,802	90,795	2,056,840
Purchase credit impaired loans	13,557	5,730	2,405	3,460	3	3,702	28,857
Total	$987,661	$507,519	$376,705	$86,486	$49,361	$95,547	$2,103,279

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of March 31, 2018 and December 31, 2017.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	March 31, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$4,140	$1,916	$—	$1,878	$1,567	$—
Commercial and industrial	8,276	7,402	—	8,679	8,020	—
Residential real estate	647	388	—	1,230	969	—
Agricultural real estate	161	137	—	52	52	—
Consumer	—	—	—	1	—	—
Agricultural	793	456	—	7	7	—
Subtotal	14,017	10,299	—	11,847	10,615	—
With an allowance recorded:
Commercial real estate	1,280	863	79	4,049	1,597	158
Commercial and industrial	624	605	59	1,310	1,113	108
Residential real estate	3,469	3,273	327	4,868	4,468	447
Agricultural real estate	362	341	34	1,266	1,034	129
Consumer	569	460	46	677	559	56
Agricultural	272	255	26	1,798	1,444	37
Subtotal	6,576	5,797	571	13,968	10,215	935
Total	$20,593	$16,096	$571	$25,815	$20,830	$935

The tables below present average recorded investment and interest income related to impaired loans for the three months ended March 31, 2018 and 2017.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	March 31, 2018		March 31, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,742	$—	$936	$7
Commercial and industrial	7,711	10	676	4
Residential real estate	679	1	621	4
Agricultural real estate	94	1	406	—
Consumer	—	—	26	1
Agricultural	231	—	—	—
Subtotal	10,457	12	2,665	16
With an allowance recorded:
Commercial real estate	1,230	1	2,538	2
Commercial and industrial	859	—	420	1
Residential real estate	3,870	—	2,698	2
Agricultural real estate	688	—	151	—
Consumer	509	—	393	—
Agricultural	850	—	12	—
Subtotal	8,006	1	6,212	5
Total	$18,463	$13	$8,877	$21

The following tables present the aging of the recorded investment in past due loans as of March 31, 2018 and December 31, 2017, by portfolio and class of loans.

March 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$735	$143	$—	$10,896	$962,954	$974,728
Commercial and industrial	558	1,264	—	12,004	512,303	526,129
Residential real estate	1,192	183	—	4,351	388,416	394,142
Agricultural real estate	1,244	—	—	3,630	87,874	92,748
Consumer	387	27	—	460	49,603	50,477
Agricultural	8	235	—	3,919	82,938	87,100
Total	$4,124	$1,852	$—	$35,260	$2,084,088	$2,125,324

December 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,284	$22	$—	$11,607	$974,748	$987,661
Commercial and industrial	251	6	—	13,217	494,045	507,519
Residential real estate	1,457	1,176	—	6,148	367,924	376,705
Agricultural real estate	123	—	—	3,993	82,370	86,486
Consumer	359	112	—	559	48,331	49,361
Agricultural	415	—	—	4,752	90,380	95,547
Total	$3,889	$1,316	$—	$40,276	$2,057,798	$2,103,279

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

The risk category of loans by class of loans is as follows as of March 31, 2018 and December 31, 2017.

March 31, 2018	Unclassified	Classified	Total
Commercial real estate	$962,124	$12,604	$974,728
Commercial and industrial	505,806	20,323	526,129
Residential real estate	389,626	4,516	394,142
Agricultural real estate	84,363	8,385	92,748
Consumer	49,998	479	50,477
Agricultural	82,178	4,922	87,100
Total	$2,074,095	$51,229	$2,125,324

December 31, 2017	Unclassified	Classified	Total
Commercial real estate	$971,458	$16,203	$987,661
Commercial and industrial	486,150	21,369	507,519
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,041,881	$61,398	$2,103,279

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The table below lists recorded investments in purchase credit impaired loans as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Contractually required principal payments	$40,934	$41,349
Discount	(12,199)	(12,492)
Recorded investment	$28,735	$28,857

The accretable yield associated with these loans was $2,011 and $1,980 as of March 31, 2018 and December 31, 2017.  The interest income recognized on these loans for the three month periods ended March 31, 2018 and 2017 was $565 and $422.  For the three month period ended March 31, 2018 there was a reversal of provision for loan losses of $171 recorded for these loans, while for the three month period ended March 31, 2017 there was $69 provision for loan losses recorded.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of March 31, 2018 or December 31, 2017.

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

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At March 31, 2018, the portfolio of interest rate swaps had a weighted average maturity of 8.4 years, a weighted average pay rate of 4.94% and a weighted average rate received of 4.45%.  At December 31, 2017, the portfolio of interest rate swaps had a weighted average maturity of 8.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 4.13%.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At March 31, 2018, the interest rate cap had a term of 1.6 years and a cap rate of 4.50%.  At December 31, 2017, the interest rate cap had a term of 1.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2018 and December 31, 2017.

	March 31, 2018			December 31, 2017
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$17,113	$383	$—	$17,231	$—	$46
Total derivatives designated as hedging relationships	17,113	383	—	17,231	—	46
Derivatives not designated as hedging instruments:
Interest rate caps/floors	2,497	1	—	2,574	1	—
Total derivatives not designated as hedging instruments	2,497	1	—	2,574	1	—
Total	$19,610	384	—	$19,805	1	46
Cash collateral held by counterparty		—	—		—	(210)
Netting adjustments		—	—		164	164
Net amount presented in Balance Sheet		$384	$—		$165	$—

For the three-month periods ended March 31, 2018 and 2017, the Company recorded net gains/(losses) on derivatives and hedging activities listed below.

	Three months ended
	March 31, 2018	March 31, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	—	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	—	(1)
Net gains (losses) on derivatives and hedging activities	$—	$(1)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended March 31, 2018 and 2017.

	March 31, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$429	$(429)	$—	$(24)
Total	$429	$(429)	$—	$(24)

	March 31, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$70	$(70)	$—	$(47)
Total	$70	$(70)	$—	$(47)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2018 and December 31, 2017 are listed below.

	March 31, 2018	December 31, 2017
Federal funds purchased	$—	$—
Retail repurchase agreements	42,101	37,492

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $44,374 and $44,768 at March 31, 2018 and December 31, 2017.  The agreements are on a day-to-day basis and can be terminated on demand.

	March 31, 2018	December 31, 2017
Year-to-date average daily balance during the period	$40,250	$25,823
Maximum month-end balance during the period	$42,101	$43,843
Weighted average interest rate at period-end	0.23%	0.23%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of March 31, 2018 and December 31, 2017 are listed below.

	March 31, 2018	December 31, 2017
Federal Home Loan Bank line of credit advances	$355,836	$347,692
Federal Home Loan Bank fixed rate term advances	—	—
Total Federal Home Loan Bank advances	$355,836	$347,692

At March 31, 2018, the Company had $355,836 drawn against its line of credit at a weighted average rate of 1.75%.  At December 31, 2017, the $347,692 drawn against the Federal Home Loan Bank line of credit was at a weighted average rate of 1.47%.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $547,945 and $478,966 at March 31, 2018 and December 31, 2017.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $178,696 and $125,271 at March 31, 2018 and December 31, 2017.

Bank stock loan

On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provides for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank.  The borrowing facility was renewed on March 12, 2018, and will mature on March 11, 2019.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.  The outstanding note balance was $2,438 at March 31, 2018, and $2,500 at December 31, 2017.  The note matures on January 1, 2023 and at March 31, 2018 the interest rate was 4.75%.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due.  The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock. At March 31, 2018 and December 31, 2017, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Class A common stock – issued	15,880,457	15,876,650
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	14,609,414	14,605,607
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in, first-out method.

Employee stock loans

In May 2015, in connection with the termination of a discontinued restricted stock unit plan (“Plan”).  The Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issued upon Plan termination.  These loans totaling $121 at March 31, 2018 and $121 at December 31, 2017, are collateralized with the shares received, have a maturity date of December 31, 2018 and have an interest rate of 1.68%.

Accumulated other comprehensive income (loss)

At March 31, 2018 and December 31, 2017, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of March 31, 2018 and December 31, 2017 are listed below.

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income
March 31, 2018
Net unrealized or unamortized gains (losses)	$(4,720)	$(2,225)	$(6,945)
Tax effect	1,196	564	1,760
	$(3,524)	$(1,661)	$(5,185)
December 31, 2017
Net unrealized or unamortized gains (losses)	$(1,797)	$(2,344)	$(4,141)
Tax effect	455	594	1,049
	$(1,342)	$(1,750)	$(3,092)

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

As of March 31, 2018, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2018 and December 31, 2017 are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2018
Total capital to risk weighted assets
Equity Bancshares, Inc.	$298,567	12.81%	$230,242	9.88%	$244,814	10.50%	$ N/A	N/A
Equity Bank	286,689	12.29%	230,292	9.88%	244,867	10.50%	233,207	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	289,251	12.41%	183,611	7.88%	198,183	8.50%	N/A	N/A
Equity Bank	277,373	11.89%	183,650	7.88%	198,226	8.50%	186,565	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	275,211	11.80%	148,637	6.38%	163,210	7.00%	N/A	N/A
Equity Bank	277,373	11.89%	148,669	6.38%	163,245	7.00%	151,584	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	289,251	9.45%	122,444	4.00%	122,444	4.00%	N/A	N/A
Equity Bank	277,373	9.06%	122,471	4.00%	122,471	4.00%	153,089	5.00%
December 31, 2017
Total capital to risk weighted assets
Equity Bancshares, Inc.	$288,353	12.54%	$212,705	9.25%	$241,449	10.50%	$ N/A	N/A
Equity Bank	279,712	12.17%	212,682	9.25%	241,423	10.50%	229,927	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	279,855	12.17%	166,715	7.25%	195,459	8.50%	N/A	N/A
Equity Bank	271,214	11.80%	166,697	7.25%	195,438	8.50%	183,942	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	265,887	11.56%	132,222	5.75%	160,966	7.00%	N/A	N/A
Equity Bank	271,214	11.80%	132,208	5.75%	160,949	7.00%	149,452	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	279,855	10.33%	108,372	4.00%	108,372	4.00%	N/A	N/A
Equity Bank	271,214	10.01%	108,351	4.00%	108,351	4.00%	135,439	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three months ended March 31, 2018 and 2017.

	Three months ended
	March 31, 2018	March 31, 2017
Basic:
Net income allocable to common stockholders	$8,711	$4,864
Weighted average common shares outstanding	14,606,607	11,813,068
Weighted average vested restricted stock units	4,772	751
Weighted average shares	14,611,379	11,813,819
Basic earnings per common share	$0.60	$0.41
Diluted:
Net income allocable to common stockholders	$8,711	$4,864
Weighted average common shares outstanding for:
Basic earnings per common share	14,611,379	11,813,819
Dilutive effects of the assumed exercise of stock options	279,539	266,304
Dilutive effects of the assumed vesting of restricted stock units	3,262	1,169
Average shares and dilutive potential common shares	14,894,180	12,081,292
Diluted earnings per common share	$0.58	$0.40

Average outstanding stock options of 219,713 and 120,234 for the three-month periods ended March 31, 2018 and 2017 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Assets and liabilities measured at fair value on a recurring basis are below.

	March 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$174,522	$—
State and political subdivisions	—	195	—
Derivative assets:
Derivative assets	—	1	—
Cash collateral held by counterparty	—	—	—
Netting adjustments	—	—	—
Total derivative assets (included in other assets)	—	1	—
Total assets	$—	$174,718	$—
Liabilities:
Derivative liabilities:
Derivative liabilities	$—	$—	$—
Netting adjustments	—	—	—
Total derivative liabilities (included in other liabilities)	—	—	—
Total liabilities	$—	$—	$—

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. government-sponsored entities	$—	$161,591	$—
State and political subdivisions	—	195	—
Equity securities	486	—	—
Derivative assets:
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	164	—	—
Total derivative assets	164	1	—
Total assets	$650	$161,787	$—
Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$46	$—
Cash collateral held by counterparty	(46)	—	—
Total derivative liabilities	(46)	46	—
Total liabilities	$(46)	$46	$—

There were no material transfers between levels during the three months ended March 31, 2018 or the year ended December 31, 2017.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	March 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$784
Commercial and industrial	—	—	546
Residential real estate	—	—	2,946
Other	—	—	950
Other real estate owned:
Commercial real estate	—	—	1,016
Residential real estate	—	—	86

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$1,439
Commercial and industrial	—	—	1,005
Residential real estate	—	—	4,021
Agricultural real estate	—	—	905
Other	—	—	1,910
Other real estate owned:
Commercial real estate	—	—	1,018
Residential real estate	—	—	157

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2018 or at December 31, 2017.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
March 31, 2018
Impaired loans	$5,226	Sales Comparison Approach	Adjustments for differences between comparable sales	15%-26% (5%)
December 31, 2017
Impaired loans	$9,280	Sales Comparison Approach	Adjustments for differences between comparable sales	15%-26% (5%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated.

	March 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$43,146	$43,146	$43,146	$—	$—
Interest bearing deposits	3,496	3,496	—	3,496	—
Available-for-sale securities	174,717	174,717	—	174,717	—
Held-to-maturity securities	522,021	511,138	—	511,138	—
Loans held for sale	11,112	11,112	—	11,112	—
Loans, net of allowance for loan losses	2,116,008	2,109,732	—	—	2,109,732
Federal Reserve Bank and Federal Home Loan Bank stock	25,437	N/A	N/A	N/A	N/A
Interest receivable	12,450	12,450	—	12,450	—
Derivative assets	384	384	—	384	—
Cash collateral held by derivative counterparty	—	—	—
Netting adjustments	—	—	—	—	—
Total derivative assets	384	384	—	384	—
Total assets	$2,908,771	$2,866,175	$43,146	$713,297	$2,109,732
Financial liabilities:
Deposits	$2,368,297	$2,368,798	$—	$2,368,798	$—
Federal funds purchased and retail repurchase agreements	42,101	42,101	—	42,101	—
Federal Home Loan Bank advances	355,836	355,836	—	355,836	—
Subordinated debentures	14,040	14,040	—	14,040	—
Contractual obligations	1,966	1,966	—	1,966	—
Interest payable	2,111	2,111	—	2,111	—
Derivative liabilities	—	—	—	—	—
Netting adjustments	—	—	—	—	—
Total derivative liabilities	—	—	—	—	—
Total liabilities	$2,784,351	$2,784,852	$—	$2,784,852	$—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,195	$52,195	$52,195	$—	$—
Interest bearing deposits	3,496	3,496	—	3,496	—
Available-for-sale securities	162,272	162,272	486	161,786	—
Held-to-maturity securities	535,462	532,744	—	532,744	—
Loans held for sale	16,344	16,344	—	16,344	—
Loans, net of allowance for loan losses	2,094,781	2,098,431	—	—	2,098,431
Federal Reserve Bank and Federal Home Loan Bank stock	24,373	N/A	N/A	N/A	N/A
Interest receivable	12,371	12,371	—	12,371	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	164	164	164	—	—
Total derivative assets	165	165	164	1	—
Total assets	$2,901,459	$2,878,018	$52,845	$726,742	$2,098,431
Financial liabilities:
Deposits	$2,382,013	$2,385,528	$—	$2,385,528	$—
Federal funds purchased and retail repurchase agreements	37,492	37,492	—	37,492	—
Federal Home Loan Bank advances	347,692	347,692	—	347,692	—
Bank stock loan	2,500	2,500	—	2,500	—
Subordinated debentures	13,968	13,968	—	13,968	—
Contractual obligations	1,967	1,967	—	1,967	—
Interest payable	1,932	1,932	—	1,932	—
Derivative liabilities	46	46	—	46	—
Cash collateral held by derivative counterparty	(46)	(46)	(46)	—	—
Total derivative liabilities	—	—	(46)	46	—
Total liabilities	$2,787,564	$2,791,079	$(46)	$2,791,125	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2018 and December 31, 2017 are listed in the following table.

	March 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$33,205	$106,910	$38,031	$67,107
Mortgage loans in the process of origination	16,359	3,638	14,803	9,258
Unused lines of credit	90,486	140,597	87,948	141,026

The fixed rate loan commitments have interest rates ranging from 3.75% to 7.50% and maturities ranging from 1 month to 113 months.

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

Following are the contractual amounts of standby letters of credit as of March 31, 2018 and December 31, 2017.

	March 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$5,042	$2,705	$4,064	$3,830

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

Equity Bank is a party to a February 3, 2015 lawsuit filed against it by CitiMortgage, Inc.  The lawsuit involves an alleged breach of contract related to loan repurchase obligations and damages of $2,700 plus pre-judgment and post-judgment interest.  In January 2018, judgement was entered by the court dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  A loss contingency of $477 was recorded at December 31, 2017, in connection with the resolution of this case.

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

NOTE 12 – BUSINESS COMBINATIONS

On December 16, 2017, the Company entered into an agreement and plan of reorganization with Kansas Bank Corporation (“KBC”).  KBC is the holding company of First National Bank of Liberal (“FNB”), which has four branch locations in Liberal, Kansas, and one location in Hugoton, Kansas.  This transaction was approved by regulators, KBC’s stockholders and subsequently closed May 4, 2018.  In its March 31, 2018, unaudited Consolidated Report of Condition, FNB reported total assets of $318,375, which included total loans of $160,383 and securities of $116,336.  At March 31, 2018, total liabilities of $288,349 were reported by FNB, which included deposits of $288,127.  FNB reported $1,002 in net income before income taxes for the three months ended March 31, 2018.  Although mark-to-market is not yet complete, the estimated fair value of consideration was $47,021.

Also on December 16, 2017, the Company entered into an agreement and plan of reorganization with Adams Dairy Bancshares, Inc. (“ADBI”).  ADBI is the holding company of Adams Dairy Bank (“ADB”), which has one branch location in Blue Springs, Missouri.  This transaction was approved by regulators, ADBI’s stockholders and was subsequently closed May 4, 2018.  In its March

31, 2018, unaudited Consolidated Report of Condition, ADB reported total assets of $120,448, which included total loans of $92,080 and securities of $11,703.  At March 31, 2018, total liabilities of $109,651 were reported by ADB, which included deposits of $95,841.  ADB reported $520 in net income before income taxes for the three months ended March 31, 2018.  Although mark-to-market is not yet complete, the estimated fair value of consideration was $17,417.

Given the recent date of the above closings, the Company has begun the process of fair valuing assets acquired and liabilities assumed, but providing such information is currently not practicable.

During the first quarter of 2018, an adjustment was made to purchase accounting related to the November 2017, merger with Cache Holdings, Inc. (“Cache”) resulting in a $1,500 decrease to goodwill and a corresponding increase to deferred tax assets.  Also, during the first quarter of 2018, an additional $55 was paid to stockholders related to the November 2017, merger with Eastman National Bancshares, Inc. (“Eastman”) resulting in an increase to goodwill.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 16, 2018 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report.  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 42 full service branches located in Arkansas, Kansas, Missouri and Oklahoma.  As of March 31, 2018, we had consolidated total assets of $3.18 billion, total loans held for investment of $2.12 billion (net of allowances), total deposits of $2.37 billion and total stockholders’ equity of $381.5 million.  During the three-month periods ended March 31, 2018 and March 31, 2017, net income was $8.7 million and $4.9 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts) follows.

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$34,123	$29,808	$24,588	$25,082	$23,215
Interest expense	6,336	5,219	4,267	3,883	3,322
Net interest income	27,787	24,589	20,321	21,199	19,893
Provision for loan losses	1,170	503	727	628	1,095
Net gain (loss) from securities transactions	(8)	—	175	83	13
Other non-interest income	4,259	4,104	3,860	3,879	3,326
Merger expenses	531	3,267	1,023	136	926
Other non-interest expense	19,096	17,451	15,365	14,995	14,300
Income before income taxes	11,241	7,472	7,241	9,402	6,911
Provision for income taxes	2,530	3,198	2,084	3,048	2,047
Net income	8,711	4,274	5,157	6,354	4,864
Net income allocable to common stockholders	8,711	4,274	5,157	6,354	4,864
Basic earnings per share	$0.60	$0.32	$0.42	$0.52	$0.41
Diluted earnings per share	$0.58	$0.31	$0.41	$0.51	$0.40
Balance Sheet Data (at period end)
Cash and cash equivalents	$43,146	$52,195	$27,465	$24,212	$35,321
Available-for-sale securities	174,717	162,272	81,116	92,435	103,178
Held-to-maturity securities	522,021	535,462	528,944	532,159	519,239
Loans held for sale	11,112	16,344	4,283	3,463	4,021
Gross loans held for investment	2,125,324	2,103,279	1,540,761	1,529,396	1,518,576
Allowance for loan losses	9,316	8,498	7,969	7,568	7,048
Loans held for investment, net of allowance for loan losses	2,116,008	2,094,781	1,532,792	1,521,828	1,511,528
Goodwill and core deposit intangibles, net	113,767	115,645	70,063	70,306	70,475
Other intangible assets	1,265	1,277	1,290	1,302	1,315
Total assets	3,176,062	3,170,509	2,405,426	2,408,624	2,399,256
Total deposits	2,368,297	2,382,013	1,868,493	1,819,677	1,821,090
Borrowings	414,415	401,652	235,098	292,302	288,521
Total liabilities	2,794,575	2,796,365	2,113,591	2,122,566	2,120,050
Total stockholders’ equity	381,487	374,144	291,835	286,058	279,206
Tangible common equity*	266,455	257,222	220,482	214,450	207,416
Performance ratios
Return on average assets (ROAA) annualized	1.11%	0.60%	0.85%	1.07%	0.88%
Return on average equity (ROAE) annualized	9.35%	5.02%	7.08%	9.00%	7.45%
Return on average tangible common equity (ROATCE) annualized*	14.05%	7.41%	9.71%	12.36%	10.17%
Yield on loans annualized	5.55%	5.40%	5.30%	5.45%	5.61%
Cost of interest-bearing deposits annualized	0.94%	0.87%	0.82%	0.75%	0.72%
Net interest margin annualized	3.91%	3.79%	3.68%	3.91%	3.96%
Efficiency ratio*	59.59%	60.82%	63.54%	59.79%	61.59%
Non-interest income / average assets annualized	0.54%	0.58%	0.67%	0.67%	0.61%
Non-interest expense / average assets annualized	2.51%	2.91%	2.71%	2.55%	2.76%
Capital Ratios
Tier 1 Leverage Ratio	9.45%	10.33%	10.32%	10.15%	10.52%
Common Equity Tier 1 Capital Ratio	11.80%	11.56%	13.33%	13.07%	12.72%
Tier 1 Risk Based Capital Ratio	12.41%	12.17%	14.15%	13.89%	13.54%

Total Risk Based Capital Ratio	12.81%	12.54%	14.62%	14.34%	13.96%
Equity / Assets	12.01%	11.80%	12.13%	11.88%	11.64%
Tangible common equity to tangible assets*	8.70%	8.42%	9.45%	9.18%	8.91%
Book value per share	$26.09	$25.62	$23.86	$23.44	$22.88
Tangible common book value per share*	$18.22	$17.61	$18.03	$17.57	$17.00
Tangible common book value per diluted share*	$17.85	$17.29	$17.64	$17.24	$16.66

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2017 audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.  We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgements and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgements and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

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

There have been no material changes in our critical accounting policies from those disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On March 10, 2017, we completed our merger with Prairie State Bancshares, Inc. (“Prairie”) of Hoxie, Kansas.  The merger with Prairie added an additional three branch locations in western Kansas.  Results of operations of Prairie were included in our financial results beginning March 11, 2017. On November 10, 2017, we completed our mergers with Eastman National Bancshares, Inc. (“Eastman”) of Newkirk, Oklahoma, and Cache Holdings, Inc. (“Cache”) of Tulsa, Oklahoma.  The merger with Eastman added four branch locations in Ponca City and Newkirk, Oklahoma and the merger with Cache added one branch location in Tulsa, Oklahoma. Results of operations of Eastman and Cache were included in our financial results beginning November 11, 2017.

Changes in interest rates earned on interest-earning assets or incurred on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic change in net interest income.  Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.  Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Kansas, Missouri and Oklahoma, as well as developments affecting the commercial, consumer and real estate sectors within these markets.

Net Income

Three months ended March 31, 2018 compared with three months ended March 31, 2017:

Net income for the three months ended March 31, 2018 was $8.7 million as compared to net income of $4.9 million for the three months ended March 31, 2017.  Net income allocable to common stockholders also was $8.7 million for the three months ended March 31, 2018, compared to $4.9 million for the three months ended March 31, 2017, an increase of $3.8 million, or 79.1%.  During the three-month period ended March 31, 2018, increases in net interest income of $7.9 million and non-interest income of $912 thousand were partially offset by an increase in non-interest expense of $4.4 million when compared to the three-month period ended March 31, 2017.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended March 31, 2018 compared with three months ended March 31, 2017:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2018 and 2017. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,122,973	$29,048	5.55%	$1,403,076	$19,400	5.61%
Taxable securities	585,055	3,723	2.58%	476,563	2,724	2.32%
Nontaxable securities	114,000	879	3.13%	103,904	785	3.06%
Federal funds sold and other	61,932	473	3.10%	52,634	306	2.36%
Total interest-earning assets	2,883,960	$34,123	4.80%	2,036,177	$23,215	4.62%
Non-interest-earning assets:
Other real estate owned, net	7,643			8,491
Premises and equipment, net	63,164			51,487
Bank owned life insurance	68,430			48,179
Goodwill and core deposit intangible, net	116,634			65,185
Other non-interest-earning assets	29,300			26,734
Total assets	$3,169,131			$2,236,253
Interest-bearing liabilities:
Interest-bearing demand deposits	$583,495	$942	0.65%	$475,697	$502	0.43%
Savings and money market	687,473	1,281	0.76%	405,482	440	0.44%
Savings, NOW and money market	1,270,968	2,223	0.71%	881,179	942	0.43%
Certificates of deposit	772,816	2,495	1.31%	576,928	1,634	1.15%
Total interest-bearing deposits	2,043,784	4,718	0.94%	1,458,107	2,576	0.72%
FHLB term and line of credit advances	332,438	1,299	1.59%	255,251	502	0.80%
Bank stock loan	2,439	27	4.56%	—	—	0.00%
Subordinated borrowings	13,993	269	7.78%	13,712	232	6.87%
Other borrowings	40,251	23	0.23%	20,111	12	0.25%
Total interest-bearing liabilities	2,432,905	$6,336	1.06%	1,747,181	$3,322	0.77%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	346,864			215,142
Non-interest-bearing liabilities	11,467			9,194
Stockholders’ equity	377,895			264,736
Total liabilities and stockholders’ equity	$3,169,131			$2,236,253
Net interest income		$27,787			$19,893
Interest rate spread			3.74%			3.85%
Net interest margin(2)			3.91%			3.96%
Total cost of deposits, including non-interest bearing deposits	$2,390,648	$4,718	0.80%	$1,673,249	$2,576	0.62%
Average interest-earning assets to interest-bearing liabilities			118.54%			116.54%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended March 31, 2018 and 2017.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2018 and 2017

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$9,852	$(204)	$9,648
Taxable securities	667	332	999
Nontaxable securities	78	16	94
Federal funds sold and other	60	107	167
Total interest-earning assets	$10,657	$251	$10,908
Interest-bearing liabilities:
Savings, NOW and money market	$546	$735	$1,281
Certificates of deposit	610	251	861
Total interest-bearing deposits	1,156	986	2,142
FHLB term and line of credit advances	186	611	797
Bank stock loan	27	—	27
Subordinated borrowings	5	32	37
Other borrowings	12	(1)	11
Total interest-bearing liabilities	$1,386	$1,628	$3,014
Net Interest Income	$9,271	$(1,377)	$7,894

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

Net interest income before the provision for loan losses for the three months ended March 31, 2018 was $27.8 million compared with $19.9 million for the three months ended March 31, 2017, an increase of $7.9 million, or 39.7%.  Interest income for the three months ended March 31, 2018 was $34.1 million, an increase of $10.9 million, or 47.0%, from $23.2 million for the three months ended March 31, 2017.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the three months ended March 31, 2018 was $6.3 million, an increase of $3.0 million, or 90.7%, from $3.3 million for the three months ended March 31, 2017.  The increase in interest expense was due to increases in average volume of interest-bearing liabilities and the average rate paid on interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $29.0 million for the three months ended March 31, 2018; an increase of $9.6 million, or 49.7%, compared with the three months ended March 31, 2017.  This increase was due to increases in average loans partially offset by a reduction in average yield on the loan portfolio.  The increase in average loan volume was primarily from increases in average loan volume of $371.9 million in commercial real estate loans, $178.6 million in commercial and industrial loans, $100.0 million in agriculture loans and $52.2 million in residential real estate loans.  The average yield on loans was 5.55% for the three months ended March 31, 2018 and 5.61% for the three months ended March 31, 2017.  The average yield on loans excluding loan fees was 5.24% for the three months ended March 31, 2018 and 5.36% for the three months ended March 31, 2017.  The decrease in yield excluding loan fees was primarily due to decreases in average yields on commercial loans and agriculture loans.  Interest income on all securities was $4.6 million for the quarter ended March 31, 2018; an increase of $1.1 million when compared to the quarter ended March 31, 2017.  The increase was due to the increase in average total securities of $118.6 million and a 22 basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was largely due to the purchase of additional mortgage-backed securities.

Interest expense was $6.3 million for the three months ended March 31, 2018, an increase of $3.0 million over interest expense of $3.3 million for the three months ended March 31, 2017.  The change in interest expense was due to a 29 basis point increase in our cost on interest-bearing liabilities and an increase of $685.7 million in the average volume of these liabilities.  Average savings, NOW and money market deposits increased $389.8 million for the three months ended March 31, 2018 when compared to the three months ended March 31, 2017, and the average rate on these interest-bearing deposits increased from 0.43% to 0.71% for the same periods.  The average balance increase in interest-bearing deposits is the result of the Prairie, Eastman and Cache mergers and actively managing deposits as a funding vehicle and expansion of our customer base.  The increase in rate on interest-bearing deposits was the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $195.9 million for the three months ended March 31, 2018 compared to the three months ended March 31, 2017, and the average rate increased from 1.15% to 1.31% for the same period.  The increase in interest expense on certificates of deposit was primarily due to the rising interest rate environment.  Total cost of funds increased 29 basis points to 1.06% for the three months ended March 31, 2018 from 0.77% for the three months ended March 31, 2017.

Net interest margin was 3.91% for the three months ended March 31, 2018; a decrease of five basis points when compared with net interest margin of 3.96% for the three months ended March 31, 2017.  The decrease in our net interest margin for the three months ended March 31, 2018 is primarily due to the decrease in average yield on our loan portfolio and an overall decreasing interest rate spread as compared to the three months ended March 31, 2017.  These changes resulted in an increase in net interest income of $7.9 million, an increase in average interest-earning assets of $847.8 million and a decrease in net interest margin of five basis points when comparing the three-month periods ended March 31, 2018 and 2017.

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

Three months ended March 31, 2018 compared with three months ended March 31, 2017:  The provision for loan losses for the three months ended March 31, 2018 was $1.2 million compared with $1.1 million for the three months ended March 31, 2017.  Net charge-offs for the three months ended March 31, 2018 were $352 thousand compared to net charge-offs of $479 thousand for the three months ended March 31, 2017.  For the three months ended March 31, 2018, gross charge-offs were $506 thousand offset by gross recoveries of $154 thousand.  In comparison, gross charge-offs were $687 thousand for the three months ended March 31, 2017 offset by gross recoveries of $208 thousand.

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

Three months ended March 31, 2018 compared with three months ended March 31, 2017:  The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2018 and 2017.

Non-Interest Income

For the Three Months Ended March 31,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Service charges and fees	$1,580	$1,152	$428	37.2%
Debit card income	1,253	1,005	248	24.7%
Mortgage banking	313	485	(172)	-35.5%
Increase in value of bank-owned life insurance	652	355	297	83.7%
Investment referral income	93	100	(7)	-7.0%
Recovery on zero-basis purchased loans	58	52	6	11.5%
Other	310	177	133	75.1%
Sub-Total	4,259	3,326	933	28.1%
Net gain (loss) from securities transactions	(8)	13	(21)	-161.5%
Total non-interest income	$4,251	$3,339	$912	27.3%

For the three months ended March 31, 2018, non-interest income totaled $4.3 million, an increase of $912 thousand, or 27.3%, compared with the three months ended March 31, 2017.  The increase was primarily due to increases in service charges and fees, value of bank-owned life insurance, debit card income and other non-interest income, partially offset by a decrease in mortgage banking income.  Service charges and fees increased $428 thousand from $1.2 million at March 31, 2017 to $1.6 million at March 31, 2018, the value of bank-owned life insurance increased $297 thousand from $355 thousand at March 31, 2017 to $652 thousand at March 31, 2018, debit card income increased $248 thousand for the same period from $1.0 million at March 31, 2017 to $1.3 million at March 31, 2018, other non-interest income increased $133 thousand from $177 thousand at March 31, 2017 to $310 thousand at March 31, 2018, and mortgage banking income decreased $172 thousand from $485 thousand at March 31, 2017 to $313 thousand at March 31, 2018.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  During the first quarter of 2018, $59 thousand, $318 thousand and $24 thousand of the increase in service charges and fees were attributable to the addition of accounts associated with the Prairie, Eastman and Cache mergers. In addition, $172 thousand and $5 thousand of the increase in debit card income were attributable to the higher transaction volumes associated with the Eastman and Cache mergers.

Non-Interest Expense

Three months ended March 31, 2018 compared with three months ended March 31, 2017:  For the three months ended March 31, 2018, non-interest expense totaled $19.6 million, an increase of $4.4 million, or 28.9%, compared with the three months ended March 31, 2017.  The overall increase was primarily due to increases in salaries and employee benefits of $3.1 million, data processing of $513 thousand, net occupancy and equipment of $303 thousand, professional fees of $199 thousand, amortization of core deposit intangibles of $175 thousand, loan expense of $169 thousand, FDIC insurance of $138 thousand and advertising and business development of $101 thousand.  These first quarter 2018 increased expenses were partially offset by a decrease in merger expenses of $395 thousand.  Non-interest expense for the three-month period ended March 31, 2018 includes $636 thousand of incremental operating expenses attributable to the three branch locations acquired with the March 2017 Prairie merger, $1.1 million attributable to the four branch locations acquired with the November 2017 Eastman merger, and $832 thousand attributable to the one branch location acquired with the November 2017 Cache merger.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended March 31, 2018 and 2017.

Non-Interest Expense

For the Three Months Ended March 31,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Salaries and employee benefits	$10,891	$7,806	$3,085	39.5%
Net occupancy and equipment	1,802	1,499	303	20.2%
Data processing	1,674	1,161	513	44.2%
Professional fees	715	516	199	38.6%
Advertising and business development	619	518	101	19.5%
Telecommunications	369	361	8	2.2%
FDIC insurance	244	106	138	130.2%
Free nationwide ATM cost	255	226	29	12.8%
Courier and postage	292	212	80	37.7%
Loan expense	346	177	169	95.5%
Amortization of core deposit intangible	384	209	175	83.7%
Other real estate owned	268	205	63	30.7%
Other	1,237	1,304	(67)	-5.1%
Sub-Total	19,096	14,300	4,796	33.5%
Merger expenses	531	926	(395)	-42.7%
Total non-interest expense	$19,627	$15,226	$4,401	28.9%

Salaries and employee benefits:  Salaries and benefits were $10.9 million for the three months ended March 31, 2018, as compared to $7.8 million for the three months ended March 31, 2017.  The increase in salaries and benefits of $3.1 million includes approximately $369 thousand directly allocable to the Prairie merger, $613 thousand directly allocable to the Eastman merger and $596 thousand directly allocable to the Cache merger.  Included in salaries and employee benefits is stock based compensation expense of $680 thousand for the three months ended March 31, 2018 and $112 thousand in the comparable period of 2017.  The remaining $954 thousand increase in salaries and benefits reflect cost-of-living/merit raises and the addition of operations staff indirectly attributable to acquisitions.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $1.8 million for the three months ended March 31, 2018 and $1.5 million for the three months ended March 31, 2017.  The 2018 expenses include expenses for three branches that were part of the merger with Prairie, four branches that were part of the merger with Eastman and one branch that was part of the merger with Cache.

Data processing:  Data processing expenses were $1.7 million and $1.2 million for the three month periods ended March 31, 2018 and 2017.  The increase of $513 thousand was principally due to increased debit card processing costs as usage has increased.

Advertising and business development:  Advertising and business development expenses were $619 thousand for the three month period ended March 31, 2018, compared to $518 thousand for the three month period ended March 31, 2017.  The $101 thousand increase was largely attributable to the increased coverage area related to the Eastman and Cache mergers.

Telecommunications:  Telecommunications expenses were $369 thousand and $361 thousand for the three month periods ended March 31, 2018 and 2017.

Other real estate owned:  Other real estate owned expenses, including provision for unrealized losses were $268 thousand for the three months ended March 31, 2018.  During the first quarter of 2018 there was a gain on the sale of other real estate owned of $3 thousand.  For the three months ended March 31, 2017, other real estate owned expenses, including provision for unrealized losses were $205 thousand.

Other:  Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $1.2 million for the three months ended March 31, 2018 and $1.3 million for the three months ended March 31, 2017.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of our performance and is not defined under GAAP.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.  Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses, by the sum of net interest income and non-interest income, excluding net gain from securities transactions.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Our efficiency ratio was 59.6% for the three months ended March 31, 2018, compared with 61.6% for the three months ended March 31, 2017.  The improvement was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis.”

Income Taxes

On December 22, 2017, Tax Reform was enacted which reduced the U.S. federal statutory income tax rate, which was applicable to the Company in 2017, of 35% to 21% beginning in 2018.  In addition to tax rates, the amount of income tax expense is influenced by the amount of pre-tax income, the amounts of tax-exempt investment income, non-taxable life insurance income, non-deductible expenses and available federal income tax credits.

Three months ended March 31, 2018 compared with three months ended March 31, 2017:  For the three months ended March 31, 2018, income tax expense was $2.5 million compared with $2.0 million for the three months ended March 31, 2017.  The effective tax rate for the quarter ended March 31, 2018, was 22.5% as compared to 29.6% for the comparable period ended March 31, 2017.  The rate reduction provided by Tax Reform reduced the Company’s estimated annual effective tax rate by approximately 11 percentage points in 2018.  Partially offsetting the benefit of the rate reduction was a decrease in excess tax benefits associated with the exercise of stock options recorded during the quarter ended March 31, 2018, as compared to the prior year first quarter.  Excess tax benefits were $6 thousand in the first quarter of 2018, down $201 thousand from the excess tax benefits recorded in the first quarter of 2017.

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

Financial Condition

Our total assets increased $5.6 million, or 0.2%, from $3.17 billion at December 31, 2017, to $3.18 billion at March 31, 2018.  Our total liabilities decreased $1.8 million, or 0.1%, from $2.80 billion at December 31, 2017 to $2.79 billion at March 31, 2018.  Our total stockholders’ equity increased $7.3 million, or 2.0%, from $374.1 million at December 31, 2017 to $381.5 million at March 31, 2018.  The increase in total stockholders’ equity was primarily from increases in retained earnings of $8.7 million and additional paid-in capital of $736 thousand; partially offset by an increase in accumulated other comprehensive income of $2.1 million.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At March 31, 2018, our gross loans held for portfolio totaled $2.13 billion, an increase of $22.0 million, or 1.0%, compared with December 31, 2017.  The overall increase in loan volume consisted of $18.6 million from commercial and industrial, $17.4 million from residential real estate, $6.3 million from agricultural real estate, $4.8 million from real estate construction and $1.1 million from consumer;

partially offset by a decrease in loan volume of $17.7 million from commercial real estate and $8.4 million from agricultural.  We also had loans classified as held for sale totaling $11.1 million at March 31, 2018 and $16.3 million at December 31, 2017.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of March 31, 2018, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At March 31, 2018, total loans were 89.7% of deposits and 66.9% of total assets.  At December 31, 2017, total loans were 88.3% of deposits and 66.3% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	March 31, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$526,129	24.7%	$507,519	24.1%
Real estate loans:
Commercial real estate	783,783	36.9%	801,491	38.1%
Real estate construction	190,945	9.0%	186,170	8.9%
Residential real estate	394,142	18.5%	376,705	17.9%
Agricultural real estate	92,748	4.4%	86,486	4.1%
Total real estate loans	1,461,618	68.8%	1,450,852	69.0%
Consumer	50,477	2.4%	49,361	2.4%
Agricultural	87,100	4.1%	95,547	4.5%
Total loans held for investment	$2,125,324	100.0%	$2,103,279	100.0%
Total loans held for sale	$11,112	100.0%	$16,344	100.0%
Total loans (net of allowances)	$2,116,008	100.0%	$2,094,781	100.0%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, provide working capital, or meet other financing needs of the business.  Our commercial and industrial portfolio totaled $526.1 million at March 31, 2018, an increase of $18.6 million, or 3.7%, compared to December 31, 2017.  This increase was a combination of loan originations within our target markets and changes in the balances of revolving lines of credit.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Our commercial real estate loans were $783.8 million at March 31, 2018, a decrease of $17.7 million, or 2.2%, compared to December 31, 2017.

Real estate construction:  Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer.  Our real estate construction portfolio totaled $190.9 million at March 31, 2018, an increase of $4.8 million, or 2.6%, compared to December 31, 2017.

Residential real estate:  Residential real estate loans include loans secured by primary or secondary personal residences.  Our residential real estate portfolio totaled $394.1 million at March 31, 2018, an increase of $17.4 million, or 4.6%, compared to December 31, 2017.  Our purchased residential real estate loans totaled $80.2 million at March 31, 2018, a decrease of $5.7 million compared to December 31, 2017.  The decrease is mostly attributable to net payment activity in existing residential real estate loans.

Agricultural real estate, Agricultural, Consumer and other:  Agricultural real estate loans are loans related to farmland. Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  Consumer loans are generally secured by consumer assets, but may be unsecured.  Combined these three loan pools decreased $1.1 million, or 0.5%, from $231.4 million at December 31, 2017 to $230.3 million at March 31, 2018.  These three loan pools represent 10.9% of our overall loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2018 are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2018
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$190,140	$206,552	$129,437	$526,129
Real Estate:
Commercial real estate	111,260	469,133	203,390	783,783
Real estate construction	77,082	88,796	25,067	190,945
Residential real estate	13,704	12,049	368,389	394,142
Agricultural real estate	37,914	33,671	21,163	92,748
Total real estate	239,960	603,649	618,009	1,461,618
Consumer	9,453	32,585	8,439	50,477
Agricultural	64,323	19,387	3,390	87,100
Total	$503,876	$862,173	$759,275	$2,125,324
Loans with a predetermined fixed interest rate	260,413	543,368	214,173	1,017,954
Loans with an adjustable/floating interest rate	243,463	318,805	545,102	1,107,370
Total	$503,876	$862,173	$759,275	$2,125,324

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2017 are summarized in the following table.

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

The risk category of loans by class of loans is as follows as of March 31, 2018.

Risk Category of Loans by Class

	As of March 31, 2018
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$505,806	$20,323	$526,129
Real estate:
Commercial real estate	773,764	10,019	783,783
Real estate construction	188,360	2,585	190,945
Residential real estate	389,626	4,516	394,142
Agricultural real estate	84,363	8,385	92,748
Total real estate	1,436,113	25,505	1,461,618
Consumer	49,998	479	50,477
Agricultural	82,179	4,921	87,100
Total	$2,074,096	$51,228	$2,125,324

The risk category of loans by class of loans is as follows as of December 31, 2017.

Risk Category of Loans by Class

	As of December 31, 2017
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$486,150	$21,369	$507,519
Real estate:
Commercial real estate	787,894	13,597	801,491
Real estate construction	183,564	2,606	186,170
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Total real estate	1,418,693	32,159	1,450,852
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,041,881	$61,398	$2,103,279

At March 31, 2018, loans considered unclassified credits increased to 97.6% of total loans, up from 97.1% of total loans at December 31, 2017.  Classified loans were $51.2 million at March 31, 2018, a decrease of $10.2 million, or 16.6%, from $61.4 million at December 31, 2017.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$35,261	$40,276
Accruing loans 90 or more days past due	—	—
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	7,090	7,907
Total nonperforming assets	$42,351	$48,183
Ratios:
Nonperforming assets to total assets	1.33%	1.52%
Nonperforming assets to total loans plus OREO	1.99%	2.28%

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

We had $35.3 million in nonperforming loans at March 31, 2018, compared with $40.3 million at December 31, 2017.  The nonperforming loans at March 31, 2018 consisted of 220 separate credits and 167 separate borrowers.  We had seven non-performing loan relationships with an outstanding balance in excess of $1.0 million as of March 31, 2018.  There were $5.5 million non-performing loans that were directly related to the Prairie merger, $8.6 million directly related to the Eastman merger and $510 thousand directly related to the Cache merger.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At March 31, 2018, the Company had $16.0 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $21.1 million at December 31, 2017.  The reduction in potential problem loans is largely due to ongoing collection efforts.

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

The Company also monitors the aging of loans less than 90 days past due as reported in “NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.  There were $4.1 million loans 30-59 days past due and $1.9 million loans 60-89 days past due at March 31, 2018, compared to $3.9 million loans 30-59 days past due and $1.3 million loans 60-89 days past due at December 31, 2017.

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

Recorded Investment in Purchased Credit Impaired Loans

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
Contractually required payments	$40,934	$41,349
Discount	(12,199)	(12,492)
Recorded investment	$28,735	$28,857

Analysis of allowance for loan losses:  At March 31, 2018, the allowance for loan losses totaled $9.3 million, or 0.44% of total loans.  At December 31, 2017, the allowance for loan losses aggregated $8.5 million, or 0.40% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $8.7 million, or 0.41%, of the $2.11 billion in loans collectively evaluated for impairment at March 31, 2018, compared to an allowance for loan losses of $7.6 million, or 0.36% of the $2.09 billion in loans collectively evaluated for impairment at December 31, 2017.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans increased to 0.07% for the three months ended March 31 2018, as compared to 0.14% for the three months ended March 31, 2017.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	As of and for the Three Months Ended March 31,
	2018	2017
	(Dollars in thousands)
Average loans outstanding	$2,122,973	$1,403,076
Gross loans outstanding at end of period(1)	$2,125,324	$1,518,576
Allowance for loan losses at beginning of the period	$8,498	$6,432
Provision for loan losses	1,170	1,095
Charge-offs:
Commercial and industrial	(9)	(13)
Real estate:
Commercial real estate	(29)	(28)
Real estate construction	—	(103)
Residential real estate	(123)	(144)
Agricultural real estate	—	—
Consumer	(306)	(359)
Agricultural	(39)	(40)
Total charge-offs	(506)	(687)
Recoveries:
Commercial and industrial	1	3
Real estate:
Commercial real estate	8	20
Real estate construction	—	1
Residential real estate	13	52
Agricultural real estate	3	—
Consumer	128	132
Agricultural	1	—
Total recoveries	154	208
Net recoveries (charge-offs)	(352)	(479)
Allowance for loan losses at end of the period	$9,316	$7,048
Ratio of allowance to period-ended loans	0.44%	0.46%
Annualized ratio of net charge-offs (recoveries) to average loans	0.07%	0.14%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	March 31, 2018		December 31, 2017
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$2,388	25.6%	$2,136	25.1%
Real estate:
Commercial real estate	2,292	24.6%	2,047	24.1%
Real estate construction	718	7.7%	693	8.2%
Residential real estate	2,442	26.2%	2,262	26.6%
Agricultural real estate	267	2.9%	319	3.8%
Consumer	878	9.4%	768	9.0%
Agricultural	331	3.6%	273	3.2%
Total allowance for loan losses	$9,316	100.0%	$8,498	100.0%

Management believes that the allowance for loan losses at March 31, 2018 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2018.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At March 31, 2018, the carrying amount of investment securities totaled $696.7 million, a decrease of $996 thousand, or 0.1%, compared with December 31, 2017.  At March 31, 2018, securities represented 21.9% of total assets compared with 22.0% at December 31, 2017.

At the date of purchase, debt securities are classified into one of two categories, held-to-maturity or available-for-sale.  We do not purchase securities for trading purposes.  At each reporting date, the appropriateness of the classification is reassessed.  Investments in debt securities are classified as held-to-maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts, in the financial statements only if management has the positive intent and ability to hold those securities to maturity.  Debt securities not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized.  Interest earned on securities is included in total interest and dividend income.  Also included in total interest and dividend income are dividends received on stock investments in the Federal Reserve Bank of Kansas City and the Federal Home Loan Bank of Topeka.  These stock investments are stated at cost.

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities (issued by government-sponsored entities)	$179,242	$174,522	$163,374	$161,591
State and political subdivisions	195	195	195	195
Equity securities	—	—	500	486
Total available-for-sale securities	$179,437	$174,717	$164,069	$162,272

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	March 31, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$999	$978	$998	$985
Residential mortgage-backed securities (issued by government-sponsored entities)	371,254	360,786	383,875	379,582
Corporate	22,992	23,408	22,991	23,346
Small Business Administration loan pools	1,884	1,855	2,048	2,034
State and political subdivisions	124,892	124,111	125,550	126,797
Total held-to-maturity securities	$522,021	$511,138	$535,462	$532,744

At March 31, 2018 and December 31, 2017, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2018 and December 31, 2017.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	March 31, 2018
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$3,430	1.82%	$17	3.14%	$150	2.38%	$170,925	2.98%	$174,522	2.96%
State and political subdivisions(1)	195	1.11%	—	—%	—	—%	—	—%	195	1.11%
Total available-for-sale securities	$3,625	1.78%	$17	3.14%	$150	2.38%	$170,925	2.98%	$174,717	2.95%
Held-to-maturity securities:
U.S. government-sponsored entities	$—	—%	$999	1.65%	$—	—%	$—	—%	$999	1.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	9,097	2.61%	34,274	2.47%	327,883	2.88%	371,254	2.84%
Corporate	—	—%	5,219	2.74%	17,773	4.88%	—	—%	22,992	4.39%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,884	2.61%	1,884	2.61%
State and political subdivisions(1)	2,915	2.40%	20,985	3.12%	25,559	3.13%	75,433	3.23%	124,892	3.17%
Total held-to-maturity securities	$2,915	2.40%	$36,300	2.89%	$77,606	3.24%	$405,200	2.94%	$522,021	2.98%
Total debt securities	$6,540	2.06%	$36,317	2.89%	$77,756	3.24%	$576,125	2.95%	$696,738	2.97%

(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2017
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage- backed securities (issued by government- sponsored entities)	$3,461	1.82%	$20	3.14%	$171	2.38%	$157,939	2.90%	$161,591	2.87%
State and political subdivisions(1)	195	1.11%	—	—%	—	—%	—	—%	195	1.11%
Total available-for-sale securities	$3,656	1.78%	$20	3.14%	$171	2.38%	$157,939	2.90%	$161,786	2.87%
Held-to-maturity securities:
U.S. government- sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	9,203	2.60%	23,979	2.52%	350,693	2.86%	383,875	2.83%
Corporate	—	—%	5,236	2.74%	17,755	4.69%	—	—%	22,991	4.25%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,048	2.61%	2,048	2.61%
State and political subdivisions(1)	2,871	2.35%	21,022	3.02%	25,351	3.16%	76,306	3.23%	125,550	3.16%
Total held-to-maturity securities	$2,871	2.35%	$36,459	2.84%	$67,085	3.34%	$429,047	2.93%	$535,462	2.97%
Total debt securities	$6,527	2.03%	$36,479	2.84%	$67,256	3.33%	$586,986	2.92%	$697,248	2.95%

(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At March 31, 2018 and December 31, 2017, 91.4% and 93.2% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.5 years and 5.4 years and a modified duration of 4.8 years and 4.8 years.

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

The following table shows our composition of deposits at March 31, 2018 and December 31, 2017.

Composition of Deposits

	March 31, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$362,786	15.3%	$366,530	15.4%
Interest-bearing demand	590,929	24.9%	550,577	23.1%
Savings and money market	693,390	29.3%	688,407	28.9%
Time	721,192	30.5%	776,499	32.6%
Total deposits	$2,368,297	100.0%	$2,382,013	100.0%

Total deposits at March 31, 2018 were $2.37 billion, a decrease of $13.7 million, or 0.6%, compared to total deposits of $2.38 billion at December 31, 2017.  The decrease in total deposits is due to decreases in time deposits of $55.3 million, or 7.1% and non-interest-bearing demand deposits of $3.7 million, or 1.0%, partially offset by increases in interest-bearing demand deposits of $40.4 million, or 7.3% and savings and money market deposits of $5.0 million, or 0.7%.  The decrease in time deposits is largely due to a decrease in funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program and a decrease in public fund balances related to distribution of tax monies at the local level.  The increase in interest-bearing demand deposits is primarily the result of growth in public funds customer balances and our ongoing business development efforts.

Included in the savings and money market deposits are brokered deposit balances of $27.7 million as of March 31, 2018 and $23.2 million as of December 31, 2017.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of March 31, 2018 were $26.7 million and $63.0 million at December 31, 2017.  These balances were customer funds placed in the CDARS program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100 or more as of March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
	(Dollars in thousands)
3 months or less	$107,307	$133,588
Over 3 through 6 months	87,662	98,523
Over 6 through 12 months	108,555	131,098
Over 12 months	165,318	155,457
Total Time Deposits	$468,842	$518,666

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements:  We have available federal funds lines of credit with our correspondent banks. As of March 31, 2018 and December 31, 2017, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements. Repurchase agreements with banking customers are settled on the following business day.  Retail repurchase agreements are secured by investment securities held by us totaling $44.4 million at March 31, 2018 and $44.8 million at December 31, 2017.  The agreements are on a day-to-day basis and can be terminated on demand.  At March 31, 2018 and December 31, 2017, we had retail repurchase agreements with banking customers of $42.1 million and $37.5 million.

FHLB advances:  FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  At March 31, 2018 and December 31, 2017 we had no term advances with the FHLB.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  Our FHLB borrowings were collateralized by certain qualifying loans totaling $547.9 million at March 31, 2018.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $178.7 million at March 31, 2018.

Bank stock loan:  On December 31, 2017, we had an outstanding balance of $2.5 million on a $30 million borrowing facility from an unaffiliated financial institution, secured by our stock in Equity Bank.  The borrowing facility was recently renewed for an additional year and will mature on March 11, 2019.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the Prime Rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments are due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  We are also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.  The terms of the loan require us and Equity Bank to maintain minimum capital ratios and other covenants.  The loan and accrued interest may be pre-paid at any time without penalty.  In the event of default, the lender has the option to declare all outstanding balances as immediately due.  At March 31, 2018, we had a balance of $2.4 million outstanding with a maturity of January 1, 2023, and a rate of 4.75%.

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

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $14.0 million at March 31, 2018 and $14.0 million at December 31, 2017.

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

During the three-month periods ended March 31, 2018 and March 31, 2017 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Year to date average loans were $2.12 billion as of March 31, 2018, an increase of 34.7% over year to date average loans as of December 31, 2017.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 5.9 years and a modified duration of 5.1 years at March 31, 2018.

Cash and cash equivalents were $43.1 million at March 31, 2018, a decrease of $9.0 million from the $52.2 million cash and cash equivalents at December 31, 2017.  The net cash provided by operating activities of $14.9 million was offset by net cash used in investing activities of $22.9 million and net cash used in financing activities of $1.1 million, resulting in a net decrease of cash and cash equivalents of $9.0 million.  Cash and cash equivalents at January 1, 2018 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and increase in deposits during the first three months of 2018 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of March 31, 2018 are summarized below. Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of March 31, 2018

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$6,259	$1,464	$24	$—	$7,747
Commitments to extend credit	220,702	39,433	83,704	47,356	391,195
Total	$226,961	$40,897	$83,728	$47,356	$398,942

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2018 and December 31, 2017, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of March 31, 2018, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $381.5 million at March 31, 2018, an increase of $7.3 million, or 2.0%, compared with December 31, 2017.  The increase was principally attributable to increases in retained earnings of $8.7 million for the three months ended March 31, 2018, and stock based compensation of $718 thousand, partially offset by a change in accumulated other comprehensive income of $2.1 million.

In July 2013, the federal banking agencies published final rules establishing a new comprehensive capital framework for U.S. banking organizations.  These rules became effective as applied to the Company and Equity Bank on January 1, 2015, with a phase in period from January 1, 2015 through January 1, 2019.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reaches 2.5% on January 1, 2019.  The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments.  Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases and to pay discretionary bonuses to executive officers.  The following table provides a comparison of the Company’s and Equity Bank’s leverage and risk-weighted capital ratios as of March 31, 2018, to the minimum and well-capitalized regulatory standards.

Capital Adequacy Analysis

As of March 31, 2018

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To be Categorized as Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio			Amount	Ratio
	(Dollars in thousands)
The Company(1)
Total capital (to risk weighted assets)	$298,567	12.81%	$230,242	9.88%	$244,814	10.50%	$ N/A	N/A
Tier 1 capital (to risk weighted assets)	289,251	12.41%	183,611	7.88%	198,183	8.50%	N/A	N/A
Common equity tier 1 capital (to risk weighted assets)	275,211	11.80%	148,637	6.38%	163,210	7.00%	N/A	N/A
Tier 1 leverage capital (to average assets)	289,251	9.45%	122,444	4.00%	122,444	4.00%	N/A	N/A
The Bank(2)
Total capital (to risk weighted assets)	$286,689	12.29%	$230,292	9.88%	$244,867	10.50%	$233,207	10.00%
Tier 1 capital (to risk weighted assets)	277,373	11.89%	183,650	7.88%	198,226	8.50%	186,565	8.00%
Common equity tier 1 capital (to risk weighted assets)	277,373	11.89%	148,669	6.38%	163,245	7.00%	151,584	6.50%
Tier 1 leverage capital (to average assets)	277,373	9.06%	122,471	4.00%	122,471	4.00%	153,089	5.00%

(1)	The Federal Reserve may require the Company to maintain capital ratios above the required minimums.
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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and tangible book value per diluted common share and compares these values with book value per common share.

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$381,487	$374,144	$291,835	$286,058	$279,206
Less: goodwill	103,412	104,907	64,587	64,587	64,521
Less: core deposit intangibles, net	10,355	10,738	5,476	5,719	5,954
Less: mortgage servicing asset, net	16	17	19	20	22
Less: naming rights, net	1,249	1,260	1,271	1,282	1,293
Tangible common equity	$266,455	$257,222	$220,482	$214,450	$207,416
Common shares issued at period end	14,609,414	14,605,607	12,230,319	12,206,319	12,202,237
RSU shares vested	11,844	—	—	—	—
Common shares outstanding at period end	14,621,258	14,605,607	12,230,319	12,206,319	12,202,237
Diluted common shares outstanding at period end	14,923,798	14,873,257	12,501,484	12,441,429	12,450,315
Book value per common share	$26.09	$25.62	$23.86	$23.44	$22.88
Tangible book value per common share	$18.22	$17.61	$18.03	$17.57	$17.00
Tangible book value per diluted common share	$17.85	$17.29	$17.64	$17.24	$16.66

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

	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands)
Total stockholders’ equity	$381,487	$374,144	$291,835	$286,058	$279,206
Less: goodwill	103,412	104,907	64,587	64,587	64,521
Less: core deposit intangibles, net	10,355	10,738	5,476	5,719	5,954
Less: mortgage servicing asset, net	16	17	19	20	22
Less: naming rights, net	1,249	1,260	1,271	1,282	1,293
Tangible common equity	$266,455	$257,222	$220,482	$214,450	$207,416
Total assets	$3,176,062	$3,170,509	$2,405,426	$2,408,624	$2,399,256
Less: goodwill	103,412	104,907	64,587	64,587	64,521
Less: core deposit intangibles, net	10,355	10,738	5,476	5,719	5,954
Less: mortgage servicing asset, net	16	17	19	20	22
Less: naming rights, net	1,249	1,260	1,271	1,282	1,293
Tangible assets	$3,061,030	$3,053,587	$2,334,073	$2,337,016	$2,327,466
Equity to assets	12.01%	11.80%	12.13%	11.88%	11.64%
Tangible common equity to tangible assets	8.70%	8.42%	9.45%	9.18%	8.91%

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

The following table reconciles, as of the dates set forth below, return on average stockholders equity and return on average tangible common equity.

	As of and for the three months ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands)
Total average stockholders’ equity	$377,895	$337,519	$289,007	$283,187	$264,736
Less: average intangible assets	116,634	96,620	71,465	71,720	65,185
Average tangible common equity	$261,261	$240,899	$217,542	$211,467	$199,551
Net income allocable to common stockholders	$8,711	$4,274	$5,157	$6,354	$4,864
Amortization of intangible assets	525	349	256	247	218
Less: tax effect of intangible assets amortization	184	122	90	86	76
Adjusted net income allocable to common stockholders	$9,052	$4,501	$5,323	$6,515	$5,006
Return on total average stockholders’ equity (ROAE) annualized	9.35%	5.02%	7.08%	9.00%	7.45%
Return on average tangible common equity (ROATCE) annualized	14.05%	7.41%	9.71%	12.36%	10.17%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	Three months ended
	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
	(Dollars in thousands)
Non-interest expense	$19,627	$20,718	$16,388	$15,131	$15,226
Less: Merger expenses	531	3,267	1,023	136	926
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$19,096	$17,451	$15,365	$14,995	$14,300
Net interest income	$27,787	$24,589	$20,321	$21,199	$19,893
Non-interest income	$4,251	$4,104	$4,035	$3,962	$3,339
Less: net gain from securities transactions	(8)	—	175	83	13
Non-interest income, excluding net gain from securities transactions	$4,259	$4,104	$3,860	$3,879	$3,326
Net interest income plus non-interest income, excluding net gain from securities transactions	$32,046	$28,693	$24,181	$25,078	$23,219
Non-interest expense to net interest income plus non-interest income	61.26%	72.21%	67.29%	60.14%	65.54%
Efficiency Ratio	59.59%	60.82%	63.54%	59.79%	61.59%

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

The change in the impact of net interest income from the base case for March 31, 2018 and December 31, 2017, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below.  In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for March 31, 2018 and December 31, 2017 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 47.9% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2018	December 31, 2017
+300 basis points	(9.6)%	(9.8)%
+200 basis points	(5.7)%	(5.9)%
+100 basis points	(2.5)%	(2.7)%
0 basis points	—	—
-100 basis points	0.9%	0.2%

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2018	December 31, 2017
+300 basis points	(17.4)%	(15.4)%
+200 basis points	(9.1)%	(8.5)%
+100 basis points	(1.9)%	(2.0)%
0 basis points	—	—
-100 basis points	(0.1)%	(2.7)%

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

Item 1A:  Risk Factors

There have been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None

Item 6: Exhibits

Exhibit No.	Description
10.1

Form of Performance-vested Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2018).

10.2	Form of Time-vested Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 5, 2018).
10.3

Employment Agreement, dated March 16, 2018, by and between Equity Bank and Craig Anderson (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on March 22, 2018).

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

Equity Bancshares, Inc.

May 10, 2018	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

May 10, 2018	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer