Form 10-Q
period 2018-06-30
EQUITY BANCSHARES INC
filed 2018-08-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of August 3, 2018
Class A Common Stock, par value $0.01 per share	15,787,545
Class B Non-Voting Common Stock, par value $0.01 per share	0

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

•	the costs of integrating the businesses we acquire, which may be greater than expected;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;
•	restraints on the ability of Equity Bank to pay dividends to us, which could limit our liquidity;
•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;
•	additional regulatory requirements and restrictions on our business, which could impose additional costs on us;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;

•	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•	the departure of key members of our management personnel or our inability to hire qualified management personnel;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	the occurrence of adverse weather or man-made events, which could negatively affect our core markets or disrupt our operations;
•	an increase in FDIC deposit insurance assessments, which could adversely affect our earnings;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies; and
•	other factors that are discussed in “Item 1A - Risk Factors.”

The foregoing factors should not be construed as exhaustive and should be read in conjunction with other cautionary statements that are included in this Quarterly Report.  If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate.  Accordingly, you should not place undue reliance on any such forward-looking statements.  Any forward-looking statement speaks only as of the date on which it is made, and we do not undertake any obligation to publicly update or review any forward-looking statement, whether as a result of new information, future developments or otherwise. New risks and uncertainties arise from time to time, and it is not possible for us to predict those events or how they may affect us.  In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.  All forward-looking statements, expressed or implied, included in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement.  This cautionary statement should also be considered in connection with any subsequent written or verbal forward-looking statements that we or persons acting on our behalf may issue.

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2018 and December 31, 2017

(Dollar amounts in thousands)

	(Unaudited) June 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$46,704	$48,034
Federal funds sold	987	4,161
Cash and cash equivalents	47,691	52,195
Interest-bearing time deposits in other banks	6,991	3,496
Available-for-sale securities	180,238	162,272
Held-to-maturity securities, fair value of $653,012 and $532,744	665,995	535,462
Loans held for sale	43,875	16,344
Loans, net of allowance for loan losses of $10,083 and $8,498	2,401,388	2,094,781
Other real estate owned, net	7,623	7,907
Premises and equipment, net	73,312	63,449
Bank-owned life insurance	72,067	68,384
Federal Reserve Bank and Federal Home Loan Bank stock	35,681	24,373
Interest receivable	14,343	12,371
Goodwill	125,485	104,907
Core deposit intangibles, net	19,800	10,738
Other	17,696	13,830
Total assets	$3,712,185	$3,170,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$442,279	$366,530
Total non-interest-bearing deposits	442,279	366,530
Savings, NOW, and money market	1,387,623	1,238,984
Time	805,146	776,499
Total interest-bearing deposits	2,192,769	2,015,483
Total deposits	2,635,048	2,382,013
Federal funds purchased and retail repurchase agreements	41,394	37,492
Federal Home Loan Bank advances	557,619	347,692
Bank stock loan	18,375	2,500
Subordinated debentures	14,113	13,968
Contractual obligations	1,734	1,967
Interest payable and other liabilities	10,620	10,733
Total liabilities	3,278,903	2,796,365
Commitments and contingent liabilities, see Notes 10 and 11
Stockholders’ equity, see Note 6
Common stock	173	161
Additional paid-in capital	377,800	331,339
Retained earnings	81,079	65,512
Accumulated other comprehensive loss	(5,994)	(3,092)
Employee stock loans	(121)	(121)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	433,282	374,144
Total liabilities and stockholders’ equity	$3,712,185	$3,170,509

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$33,101	$20,662	$62,149	$40,062
Securities, taxable	4,112	3,224	7,835	5,948
Securities, nontaxable	1,025	862	1,904	1,647
Federal funds sold and other	593	334	1,066	640
Total interest and dividend income	38,831	25,082	72,954	48,297
Interest expense
Deposits	5,338	2,894	10,056	5,470
Federal funds purchased and retail repurchase agreements	24	13	47	25
Federal Home Loan Bank advances	2,094	734	3,393	1,236
Bank stock loan	156	—	183	—
Subordinated debentures	299	242	568	474
Total interest expense	7,911	3,883	14,247	7,205
Net interest income	30,920	21,199	58,707	41,092
Provision for loan losses	750	628	1,920	1,723
Net interest income after provision for loan losses	30,170	20,571	56,787	39,369
Non-interest income
Service charges and fees	1,729	1,267	3,309	2,449
Debit card income	1,522	1,205	2,775	2,210
Mortgage banking	312	540	625	1,025
Increase in value of bank-owned life insurance	508	354	1,160	709
Net gain (loss) from securities transactions	(2)	83	(10)	96
Other	523	513	984	812
Total non-interest income	4,592	3,962	8,843	7,301
Non-interest expense
Salaries and employee benefits	11,629	8,236	22,520	16,042
Net occupancy and equipment	2,011	1,519	3,813	3,018
Data processing	1,968	1,191	3,642	2,352
Professional fees	844	462	1,559	978
Advertising and business development	665	624	1,284	1,142
Telecommunications	432	330	801	691
FDIC insurance	510	219	754	325
Courier and postage	303	236	558	462
Free nationwide ATM cost	330	233	622	445
Amortization of core deposit intangibles	625	235	1,009	444
Loan expense	145	282	491	459
Other real estate owned	(671)	70	(403)	275
Merger expenses	5,236	136	5,767	1,062
Other	1,948	1,358	3,185	2,662
Total non-interest expense	25,975	15,131	45,602	30,357
Income before income taxes	8,787	9,402	20,028	16,313
Provision for income taxes	1,920	3,048	4,450	5,095
Net income and net income allocable to common stockholders	$6,867	$6,354	$15,578	$11,218
Basic earnings per share	$0.45	$0.52	$1.04	$0.93
Diluted earnings per share	$0.44	$0.51	$1.02	$0.91

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months ended June 30, 2018 and 2017

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$6,867	$6,354	$15,578	$11,218
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(1,199)	321	(4,136)	533
Amortization of unrealized losses on held-to-maturity securities	115	127	234	264
Reclassification adjustment for net gains included in net income	—	(83)	—	(96)
Total other comprehensive income (loss)	(1,084)	365	(3,902)	701
Tax effect	275	(139)	989	(268)
Other comprehensive income (loss), net of tax	(809)	226	(2,913)	433
Comprehensive income	$6,058	$6,580	$12,665	$11,651

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2018 and 2017

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2017	11,680,308	$132	$236,103	$44,328	$(2,702)	$(242)	$(19,655)	$257,964
Net income	—	—	—	11,218	—	—	—	11,218
Other comprehensive income, net of tax effects	—	—	—	—	433	—	—	433
Stock based compensation	3,712	—	732	—	—	—	—	732
Common stock issued upon exercise of stock options	42,834	—	726	—	—	—	—	726
Repayments on employee stock loans	—	—	—	—	—	72	—	72
Issuance of common stock in connection with the acquisition of Prairie State Bancshares, Inc., net of issuance expenses of $329	479,465	5	14,908	—	—	—	—	14,913
Balance at June 30, 2017	12,206,319	$137	$252,469	$55,546	$(2,269)	$(170)	$(19,655)	$286,058

Balance at January 1, 2018	14,605,607	$161	$331,339	$65,512	$(3,092)	$(121)	$(19,655)	$374,144
Net income	—	—	—	15,578	—	—	—	15,578
Other comprehensive income, net of tax effects	—	—	—	—	(2,913)	—	—	(2,913)
Stock based compensation	9,008	—	1,339	—	—	—	—	1,339
Common stock issued upon exercise of stock options	1,250	—	18	—	—	—	—	18
Adoption of ASU 2016-01 reclassifying AFS equity securities with readily determined fair value	—	—	—	(11)	11	—	—	—
Issuance of common stock in connection with the acquisition of Kansas Bank Corporation, net of issuance expenses of $207	820,849	8	31,888					31,896
Issuance of common stock in connection with the acquisition of Adams Dairy Bancshares, Inc., net of issuance expenses of $236	344,063	4	13,216	—	—	—	—	13,220
Balance at June 30, 2018	15,780,777	$173	$377,800	$81,079	$(5,994)	$(121)	$(19,655)	$433,282

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	(Unaudited) June 30,
	2018	2017
Cash flows from operating activities
Net income	$15,578	$11,218
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	1,339	732
Depreciation	1,451	1,197
Provision for loan losses	1,920	1,723
Net (accretion) amortization of purchase accounting adjustments	(2,559)	(2,749)
Amortization of premiums and discounts on securities	1,551	1,225
Amortization of intangibles	1,033	447
Deferred income taxes	(101)	(53)
FHLB stock dividends	(575)	(380)
Loss (gain) on sales and valuation adjustments on other real estate owned	(725)	(14)
Net loss (gain) on securities transactions	(2)	(96)
Change in unrealized loss (gain) on equity securities	12	—
Loss (gain) on disposal of premise and equipment	(192)	(10)
Loss (gain) on sale of foreclosed assets	1	—
Loss (gain) on sales of loans	(504)	(856)
Originations of loans held for sale	(134,283)	(35,180)
Proceeds from the sale of loans held for sale	107,257	37,402
Increase in the value of bank-owned life insurance	(1,160)	(710)
Change in fair value of derivatives recognized in earnings	(7)	(1)
Net change in:
Interest receivable	167	257
Other assets	(332)	(716)
Interest payable and other liabilities	(552)	604
Net cash provided by (used in) operating activities	(10,683)	14,040
Cash flows to investing activities
Purchases of available-for-sale securities	(36,007)	(13,660)
Purchases of held-to-maturity securities	(71,325)	(89,853)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	46,516	17,452
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	32,240	26,877
Net change in interest-bearing time deposits in other banks	743	248
Net change in loans	(65,142)	(17,212)
Purchase of premises and equipment	(2,002)	(2,955)
Proceeds from sale of premise and equipment	1,200	13
Proceeds from sale of foreclosed assets	99	—
Net redemption (purchase) of FHLB and FRB stock	(10,066)	(2,565)
Proceeds from sale of other real estate owned	2,305	932
Proceeds from bank-owned life insurance death benefits	346	—
Purchase of Prairie, net of cash acquired	—	(6,744)
Cash paid for acquisition of Eastman	(55)	—
Purchase of KBC, net of cash acquired	12,774	—
Purchase of ADBI, net of cash acquired	(1,385)	—
Net cash provided by (used in) investing activities	(89,759)	(87,467)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(132,549)	63,786
Net change in federal funds purchased and retail repurchase agreements	3,902	432
Net borrowings (payments) on Federal Home Loan Bank line of credit	208,926	(2,180)
Proceeds from bank stock loan	16,000	—
Principal payments on bank stock loan	(125)	—

Principal payments on employee stock loans	—	73
Proceeds from the exercise of employee stock options	18	726
Net change in contractual obligations	(234)	(293)
Net cash provided by (used in) financing activities	95,938	62,544
Net change in cash and cash equivalents	(4,504)	(10,883)
Cash and cash equivalents, beginning of period	52,195	35,095
Ending cash and cash equivalents	$47,691	$24,212
Supplemental cash flow information:
Interest paid	$13,309	$6,441
Income taxes paid, net of refunds	2,230	2,922
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	1,296	3,976
Securities purchased but not settled	—	1,161
Total fair value of assets acquired in purchase of Prairie, net of cash	—	146,509
Total fair value of liabilities assumed in purchase of Prairie	—	125,591
Total fair value of assets acquired in purchase of KBC, net of cash	294,618	—
Total fair value of liabilities assumed in purchase of KBC	289,103	—
Total fair value of assets acquired in purchase of ADB, net of cash	108,545	—
Total fair value of liabilities assumed in purchase of ADB	102,406	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018.  Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

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

Adoption of New Accounting Standards:

On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets, such as other real estate owned (“OREO”).  The majority of the Company’s revenues come from interest income on financial instruments, including loans, leases, securities and derivatives, which are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented with non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include service charges and fees on deposits, debit card income, investment referral income, insurance sales commissions and other non-interest income related to loans and deposits.

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

Except for gains or losses from the sale of OREO, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2018, and 2017.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Non-interest income
Service charges and fees	$1,729	$1,224	$3,309	$2,449
Debit card income	1,522	1,205	2,775	2,210
Mortgage banking(a)	312	540	625	1,025
Increase in bank-owned life insurance(a)	508	354	1,160	709
Net gain (loss) from securities transactions(a)	(2)	83	(10)	96
Other(b)	523	556	984	812
Total	$4,592	$3,962	$8,843	$7,301
(a) Not within the scope of ASC 606.

(b) The Other category includes investment referral income, insurance sales commissions and other non-interest income related to loans and deposits totaling $487 and $889 for the three months and six months ended June 30, 2018, which is within the scope of ASC 606; the remaining balances of $36 and $95 for the three months and six months ended June 30, 2018, represents recovery on zero-basis purchased loans, income from equity method investments and other remaining items considered insignificant, which is outside the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 follows:

Service Charges and Fees:  The Company earns fees from its deposit customers for transaction-based, account maintenance and overdraft services.  Transaction-based fees, which include services such as stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are collected through withdrawal from the customer’s account balance.

Debit Card Income:  The Company earns debit card income from cardholder transactions conducted through payment processors.  Debit card income from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrently with the transaction processing services provided to the cardholder.

Investment Referral Income:  Investment referral services are offered through an unaffiliated registered broker-dealer and investment advisor.  Investment referral income consists of transaction-based fees (i.e. trade commissions) and account fees (i.e. custodial fees).  The service obligation for transaction-based fees relates to processing of individual transactions and is considered earned at the time the transaction occurs.  The Company currently records this income when payment is received and at each month end for current-month transactions.  Account fees are considered earned over the period for which the fees relate.  These fees are received during the first month of each quarter and represent advance payment for the current quarter.  These fees are amortized ratably over the three months during the quarter.  Therefore, all account-based fees are currently recorded as performance obligations are satisfied.

Insurance Sales Commissions:  Insurance commissions are received based on contracts with insurance companies which provide for a percentage of premiums to be paid to the Company in exchange for placement of policies with customers.  The commissions generally relate to a period of one year or less.  Under certain contracts, the Company may also assist with claims processing, but this performance obligation is considered insignificant compared to the initial placement of the policy.  As such, the performance obligation is considered to have been substantially satisfied at the time of policy placement.  While this indicates that all related revenue would be appropriately accrued at policy inception, in some cases recognition occurs over the policy period if received in installments from the insurance company.  In no cases would this deferral extend beyond 12 months and the effect is considered immaterial compared to recognition at the time of policy placement.  The Company also receives commission based on renewals of policies previously placed.  However, additional work is required to process the renewals, resulting in future performance obligations to earn the related revenues.  In addition, the occurrence of such renewals is not certain as initial policies are generally for one year or less and the fees earned are not determined until the time of renewal, based on underwriting at that time.  As such, the Company has determined that accrual of income, for future renewals, is not appropriate.

Other Non-interest Income:  Other non-interest income related to loans and deposits is earned when the specific transaction is processed, similar to service charges and fees.

Gain or Loss on Sale of Other Real Estate:  Gain or loss on sale of other real estate is reported in non-interest expense and is netted with other real estate expenses.  The Company records a gain or loss from the sale of other real estate when control of the property transfers to the buyer, which generally occurs at the time of an executed deed.  When the Company finances the sale of other real estate to the buyer, the Company assesses whether the buyer is committed to perform their obligation under the contract and whether collectability of the transaction price is probable.  Once these criteria are met, the other real estate is derecognized and the gain or loss on sale is recorded upon the transfer of control of the property to the buyer.  In determining the gain or loss on the sale, the Company adjusts the transaction price and related gain or loss on sale if a significant financing component is present.  As a result, the Company has concluded that ASC 606 will affect the decision to recognize or defer gains on sales of other real estate in circumstances where the Company has financed the sale.

On January 1, 2018, the Company adopted ASU 2016-01 Recognition and Measurement of Financial Assets and Financial Liabilities, which addresses certain aspects of recognition, measurement, presentation and disclosure of financial instruments.  The update eliminated the available-for-sale classification of accounting for equity securities and adjusted fair value disclosures for financial instruments carried at amortized costs so that the disclosed fair values represent an exit price as opposed to an entry price.  The impact of adopting this update was the reclassification of $11 of after tax unrealized losses from available-for-sale equity securities with a readily determinable fair value from accumulated other comprehensive income to retained earnings.  Also, beginning January 1, 2018, changes in fair value on equity securities with a readily determinable fair value will be reported in net income.

Also on January 1, 2018, the Company adopted ASU 2016-15, Statement of Cash Flows (Topic 230).  This update addressed eight specific cash flow issues with the objective of reducing the existing diversity in practice of how certain cash receipts and cash payments are presented and classified in the statement of cash flow.  This update had no impact on our Company.

Recent Accounting Pronouncements:

In February 2016, FASB issued ASU 2016-02, Leases, with the intention of improving financial reporting about leasing transactions.  The ASU requires all lessees to recognize lease assets and lease liabilities on the balance sheet.  Lessor accounting is largely unchanged by the ASU, however disclosures about the amount, timing, and uncertainty of cash flows arising from leases are required of both lessees and lessors.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach provides for optional practical expedients when applying the ASU to leases that commenced before the effective date of the ASU.  This accounting pronouncement was further modified in July 2018 with the issuance of ASU 2018-11, Leases – Targeted Improvements, to allow for another transition method by applying a cumulative-effect adjustment to opening retained earnings at adoption and providing lessors a practical expedient to not separate non-lease and lease components in certain circumstances.  The Company is currently evaluating the impact of this new accounting standard on the consolidated financial statements but expects that assets and liabilities will increase to reflect the impact of this standard.

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

In February 2018, FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, which allows an optional reclassification of stranded tax effects included in accumulated other comprehensive income, resulting from the reduction in the U.S. statutory corporate income tax rate.  As a result of Tax Reform enacted in December 2017, the Company recognized a $1,086 re-measurement of its net deferred tax assets, including a re-measurement of $535 in a net deferred tax asset related to unrealized losses on available-for-sale securities and held-to-maturity securities previously transferred from available-for-sale.  Because the tax effect of variations in unrealized losses on available-for-sale securities and transferred held-to-maturity securities impact accumulated other comprehensive income, the Company had a stranded tax effect of $535 as of the date of enactment.  The provisions of the ASU are effective for all entities beginning with fiscal years commencing after December 15, 2018, with early adoption allowed in any interim period or for financial statements not yet issued as of the date FASB issued the ASU.  The Company elected to early adopt this standard resulting in a reclassification of $535 from accumulated other comprehensive income to retained earnings in December 2017.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2018
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$186,157	$—	$(5,919)	$180,238
	$186,157	$—	$(5,919)	$180,238
December 31, 2017
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$163,374	$36	$(1,819)	$161,591
State and political subdivisions	195	—	—	195
Equity securities	500	—	(14)	486
	$164,069	$36	$(1,833)	$162,272

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following table.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$5,358	$—	$(24)	$5,334
Residential mortgage-backed (securities issued by government sponsored entities)	481,294	255	(12,521)	469,028
Corporate	22,993	372	(35)	23,330
Small Business Administration loan pools	1,884	—	(34)	1,850
State and political subdivisions	154,466	736	(1,732)	153,470
	$665,995	$1,363	$(14,346)	$653,012
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(13)	$985
Residential mortgage-backed (securities issued by government sponsored entities)	383,875	573	(4,866)	379,582
Corporate	22,991	355	—	23,346
Small Business Administration loan pools	2,048	—	(14)	2,034
State and political subdivisions	125,550	1,694	(447)	126,797
	$535,462	$2,622	$(5,340)	$532,744

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at June 30, 2018, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$5,055	$5,057
One to five years	—	—	35,190	35,342
Five to ten years	—	—	56,830	57,288
After ten years	—	—	87,626	86,297
Mortgage-backed securities	186,157	180,238	481,294	469,028
Total debt securities	$186,157	$180,238	$665,995	$653,012

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $658,527 at June 30, 2018 and $570,146 at December 31, 2017.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2018 and December 31, 2017.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$127,047	$(3,265)	$52,954	$(2,654)	$180,001	$(5,919)
Total temporarily impaired securities	$127,047	$(3,265)	$52,954	$(2,654)	$180,001	$(5,919)
December 31, 2017
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$78,884	$(437)	$58,540	$(1,382)	$137,424	$(1,819)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$78,884	$(437)	$59,026	$(1,396)	$137,910	$(1,833)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$2,374	$(1)	$975	$(23)	$3,349	$(24)
Residential mortgage-backed (issued by government-sponsored entities)	185,445	(4,663)	181,293	(9,301)	366,738	(13,964)
Corporate	5,166	(114)	—	—	5,166	(114)
Small Business Administration loan pools	846	(16)	1,004	(40)	1,850	(56)
State and political subdivisions	64,467	(944)	26,545	(1,135)	91,012	(2,079)
Total temporarily impaired securities	$258,298	$(5,738)	$209,817	$(10,499)	$468,115	$(16,237)
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$985	$(13)	$985	$(13)
Residential mortgage-backed (issued by government-sponsored entities)	147,281	(1,263)	198,239	(5,030)	345,520	(6,293)
Corporate	5,312	(16)	—	—	5,312	(16)
Small Business Administration loan pools	926	(1)	1,108	(38)	2,034	(39)
State and political subdivisions	22,100	(123)	26,387	(439)	48,487	(562)
Total temporarily impaired securities	$175,619	$(1,403)	$226,719	$(5,520)	$402,338	$(6,923)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of June 30, 2018, the Company held 38 available-for-sale securities and 446 held-to-maturity securities in an unrealized loss position.

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

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Proceeds	$—	$3,083	$—	$6,522
Gross gains	—	83	—	96
Gross losses	—	—	—	—
Income tax expense on net realized gains	—	32	—	37

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Commercial real estate	$1,226,397	$987,661
Commercial and industrial	503,716	507,519
Residential real estate	409,571	376,705
Agricultural real estate	118,241	86,486
Consumer	54,464	49,361
Agricultural	99,082	95,547
Total loans	2,411,471	2,103,279
Allowance for loan losses	(10,083)	(8,498)
Net loans	$2,401,388	$2,094,781

The Company has participated in mortgage finance loans with another institution, (the “originator”).  These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group.  These loans are typically on the Company’s balance sheet for 10 to 20 days.  As of June 30, 2018 and December 31, 2017, the Company had balances of $10,000 and $10,000 in mortgage finance loans classified as commercial and industrial.

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  As of June 30, 2018 and December 31, 2017, residential real estate loans include $74,944 and $85,868 of purchased residential real estate loans.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $11,070 with related loans of $895,686 at June 30, 2018, and $6,842 with related loans of $796,064 at December 31, 2017.

Over-draft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $1,367 at June 30, 2018 and $741 at December 31, 2017.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended June 30, 2018 and 2017.

June 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,010	$2,388	$2,442	$267	$878	$331	$9,316
Provision for loan losses	216	(64)	185	147	247	19	750
Loans charged-off	—	(77)	(148)	(80)	(203)	(4)	(512)
Recoveries	269	7	184	—	61	8	529
Total ending allowance balance	$3,495	$2,254	$2,663	$334	$983	$354	$10,083

June 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,592	$2,059	$1,875	$66	$391	$65	$7,048
Provision for loan losses	(245)	397	58	46	298	74	628
Loans charged-off	(29)	(409)	(27)	(3)	(242)	—	(710)
Recoveries	406	23	93	—	75	5	602
Total ending allowance balance	$2,724	$2,070	$1,999	$109	$522	$144	$7,568

The following tables present the activity in the allowance for loan losses by class for the six-month periods ended June 30, 2018 and 2017.

June 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Provision for loan losses	507	196	475	92	535	115	1,920
Loans charged-off	(29)	(86)	(271)	(80)	(509)	(43)	(1,018)
Recoveries	277	8	197	3	189	9	683
Total ending allowance balance	$3,495	$2,254	$2,663	$334	$983	$354	$10,083

June 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Provision for loan losses	(78)	585	374	77	650	115	1,723
Loans charged-off	(92)	(422)	(238)	(3)	(601)	(41)	(1,397)
Recoveries	474	26	98	—	207	5	810
Total ending allowance balance	$2,724	$2,070	$1,999	$109	$522	$144	$7,568

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of June 30, 2018 and December 31, 2017.

June 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$28	$27	$411	$25	$49	$12	$552
Collectively evaluated for impairment	3,460	2,212	2,235	306	934	336	9,483
Purchase credit impaired loans	7	15	17	3	—	6	48
Total	$3,495	$2,254	$2,663	$334	$983	$354	$10,083
Loan Balance:
Individually evaluated for impairment	$2,029	$5,242	$4,851	$2,496	$523	$280	$15,421
Collectively evaluated for impairment	1,209,070	491,874	402,324	110,974	53,936	96,436	2,364,614
Purchase credit impaired loans	15,298	6,600	2,396	4,771	5	2,366	31,436
Total	$1,226,397	$503,716	$409,571	$118,241	$54,464	$99,082	$2,411,471

December 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$130	$87	$386	$46	$56	$36	$741
Collectively evaluated for impairment	2,582	2,028	1,815	190	712	236	7,563
Purchase credit impaired loans	28	21	61	83	—	1	194
Total	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Loan Balance:
Individually evaluated for impairment	$2,728	$7,886	$4,829	$533	$556	$1,050	$17,582
Collectively evaluated for impairment	971,376	493,903	369,471	82,493	48,802	90,795	2,056,840
Purchase credit impaired loans	13,557	5,730	2,405	3,460	3	3,702	28,857
Total	$987,661	$507,519	$376,705	$86,486	$49,361	$95,547	$2,103,279

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of June 30, 2018 and December 31, 2017.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	June 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$1,690	$1,629	$—	$1,878	$1,567	$—
Commercial and industrial	6,271	4,970	—	8,679	8,020	—
Residential real estate	747	742	—	1,230	969	—
Agricultural real estate	2,273	2,242	—	52	52	—
Consumer	41	38	—	1	—	—
Agricultural	162	158	—	7	7	—
Subtotal	11,184	9,779	—	11,847	10,615	—
With an allowance recorded:
Commercial real estate	628	466	35	4,049	1,597	158
Commercial and industrial	511	423	42	1,310	1,113	108
Residential real estate	4,492	4,276	428	4,868	4,468	447
Agricultural real estate	300	283	28	1,266	1,034	129
Consumer	592	486	49	677	559	56
Agricultural	210	182	18	1,798	1,444	37
Subtotal	6,733	6,116	600	13,968	10,215	935
Total	$17,917	$15,895	$600	$25,815	$20,830	$935

The tables below present average recorded investment and interest income related to impaired loans for the three months and six months ended June 30, 2018 and 2017.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,773	$118	$1,099	$—
Commercial and industrial	6,186	56	1,034	—
Residential real estate	565	9	330	1
Agricultural real estate	1,189	11	31	12
Consumer	19	—	—	—
Agricultural	307	18	7	—
Subtotal	10,039	212	2,501	13
With an allowance recorded:
Commercial real estate	665	1	2,229	7
Commercial and industrial	514	—	558	—
Residential real estate	3,774	22	3,563	13
Agricultural real estate	313	2	339	—
Consumer	473	3	383	2
Agricultural	218	4	150	—
Subtotal	5,957	32	7,222	22
Total	$15,996	$244	$9,723	$35

	As of and for the six months ended
	June 30, 2018		June 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,704	$118	$841	$7
Commercial and industrial	6,797	66	667	3
Residential real estate	700	10	688	1
Agricultural real estate	810	12	437	12
Consumer	13	—	26	—
Agricultural	207	18	6	—
Subtotal	10,231	224	2,665	23
With an allowance recorded:
Commercial real estate	975	2	2,195	9
Commercial and industrial	714	—	378	1
Residential real estate	4,005	22	3,207	15
Agricultural real estate	553	2	211	—
Consumer	502	3	368	2
Agricultural	627	4	141	—
Subtotal	7,376	33	6,500	27
Total	$17,607	$257	$9,165	$50

The following tables present the aging of the recorded investment in past due loans as of June 30, 2018 and December 31, 2017, by portfolio and class of loans.

June 30, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,762	$301	$—	$12,603	$1,211,731	$1,226,397
Commercial and industrial	208	754	302	11,114	491,338	503,716
Residential real estate	710	627	—	5,371	402,863	409,571
Agricultural real estate	—	—	—	5,690	112,551	118,241
Consumer	336	62	—	524	53,542	54,464
Agricultural	52	99	—	2,646	96,285	99,082
Total	$3,068	$1,843	$302	$37,948	$2,368,310	$2,411,471

December 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,284	$22	$—	$11,607	$974,748	$987,661
Commercial and industrial	251	6	—	13,217	494,045	507,519
Residential real estate	1,457	1,176	—	6,148	367,924	376,705
Agricultural real estate	123	—	—	3,993	82,370	86,486
Consumer	359	112	—	559	48,331	49,361
Agricultural	415	—	—	4,752	90,380	95,547
Total	$3,889	$1,316	$—	$40,276	$2,057,798	$2,103,279

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

The risk category of loans by class of loans is as follows as of June 30, 2018 and December 31, 2017.

June 30, 2018	Unclassified	Classified	Total
Commercial real estate	$1,211,285	$15,112	$1,226,397
Commercial and industrial	486,469	17,247	503,716
Residential real estate	403,988	5,583	409,571
Agricultural real estate	108,349	9,892	118,241
Consumer	53,931	533	54,464
Agricultural	92,555	6,527	99,082
Total	$2,356,577	$54,894	$2,411,471

December 31, 2017	Unclassified	Classified	Total
Commercial real estate	$971,458	$16,203	$987,661
Commercial and industrial	486,150	21,369	507,519
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,041,881	$61,398	$2,103,279

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The table below lists recorded investments in purchase credit impaired loans as of June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Contractually required principal payments	$43,601	$41,349
Discount	(12,165)	(12,492)
Recorded investment	$31,436	$28,857

The accretable yield associated with these loans was $2,537 and $1,980 as of June 30, 2018 and December 31, 2017.  The interest income recognized on these loans for the three-month and six-month periods ended June 30, 2018 and 2017 was $813, $1,378, $699 and $1,412.  For the three month period ended June 30, 2018 there was a $25 provision for loan loss recorded for these loans and for the six month period ended June 30, 2018 there was a provision for loan loss reversal of $146 for these loans.  For the three and six-month periods ended June 30, 2017, there was a provision for loan losses of $8 and $61 recorded for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of June 30, 2018 or December 31, 2017.

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

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At June 30, 2018, the portfolio of interest rate swaps had a weighted average maturity of 8.1 years, a weighted average pay rate of 4.96% and a weighted average rate received of 4.72%.  At December 31, 2017, the portfolio of interest rate swaps had a weighted average maturity of 8.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 4.13%.

Stand-Alone Derivatives:

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At June 30, 2018, the interest rate cap had a term of 1.4 years and a cap rate of 4.50%.  At December 31, 2017, the interest rate cap had a term of 1.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2018 and December 31, 2017.

	June 30, 2018			December 31, 2017
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$18,119	$538	$—	$17,231	$—	$46
Total derivatives designated as hedging relationships	18,119	538	—	17,231	—	46
Derivatives not designated as hedging instruments:
Interest rate caps/floors	2,445	1	—	2,574	1	—
Total derivatives not designated as hedging instruments	2,445	1	—	2,574	1	—
Total	$20,564	539	—	$19,805	1	46
Cash collateral		—	—		—	(210)
Netting adjustments		—	—		164	164
Net amount presented in Balance Sheet		$539	$—		$165	$—

For the three-month and six-month periods ended June 30, 2018 and 2017, the Company recorded net gains/(losses) on derivatives and hedging activities:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate caps/floors	—	—	—	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	—	—	—	(1)
Net gains (losses) on derivatives and hedging activities	$—	$—	$—	$(1)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended June 30, 2018 and 2017.

	June 30, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$155	$(155)	$—	$(14)
Total	$155	$(155)	$—	$(14)

	June 30, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(162)	$162	$—	$(37)
Total	$(162)	$162	$—	$(37)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six-month periods ended June 30, 2018 and 2017.

	June 30, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$584	$(584)	$—	$(38)
Total	$584	$(584)	$—	$(38)

	June 30, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(93)	$93	$—	$(84)
Total	$(93)	$93	$—	$(84)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2018 and December 31, 2017 are listed below.

	June 30, 2018	December 31, 2017
Federal funds purchased	$—	$—
Retail repurchase agreements	41,394	37,492

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $43,740 and $44,768 at June 30, 2018 and December 31, 2017.  The agreements are on a day-to-day basis and can be terminated on demand.

	June 30, 2018	December 31, 2017
Year-to-date average daily balance during the period	$41,391	$25,823
Maximum month-end balance year-to-date	$42,101	$43,843
Weighted average interest rate at period-end	0.24%	0.23%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of June 30, 2018, and December 31, 2017, are listed below.

	June 30, 2018	December 31, 2017
Federal Home Loan Bank line of credit advances	$557,619	$347,692
Federal Home Loan Bank fixed rate term advances	—	—
Total Federal Home Loan Bank advances	$557,619	$347,692

At June 30, 2018, the Company had $557,619 drawn against its line of credit at a weighted average rate of 2.11%.  At December 31, 2017, the $347,692 drawn against the Federal Home Loan Bank line of credit was at a weighted average rate of 1.47%.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $819,227 and $478,966 at June 30, 2018 and December 31, 2017.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $235,316 and $125,271 at June 30, 2018 and December 31, 2017.

Bank stock loan

On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provides for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank.  The borrowing facility was renewed on March 12, 2018, and will mature on March 11, 2019.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.  On November 9, 2017 the Company borrowed $2,500 with a maturity date of January 2, 2023.  The outstanding balance on this loan was $2,375, with an interest rate of 5.00% at June 30, 2018, and $2,500 with an interest rate of 4.50% at December 31, 2017.  On May 3, 2018 the Company borrowed an additional $16,000 with a maturity of July 1, 2023, which remains outstanding at June 30, 2018, with an interest rate of 5.00%.

Future principal repayments of the June 30, 2018 outstanding balances are as follows:

Due in one year or less	$1,850
Due after one year through two years	1,850
Due after two years through three years	1,850
Due after three years through four years	1,850
Due after four years through five years	2,975
Thereafter	8,000
Total	$18,375

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due.  The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At June 30, 2018 and December 31, 2017, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31, 2017
Class A common stock – issued	17,051,820	15,876,650
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	15,780,777	14,605,607
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in, first-out method.

On May 4, 2018, the Company completed its acquisition of Kansas Banking Corporation (“KBC”), Liberal, Kansas, and Adams Dairy Bancshares, Inc. (“ADBI”), Blue Springs, Missouri.  There were a total of 820,849 and 344,063 shares of Class A common stock issued in connection with these acquisitions.

Employee stock loans

In May 2015, in connection with the termination of a discontinued restricted stock unit plan (“Plan”), the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the Plan termination.  These loans totaling $121 at June 30, 2018 and $121 at December 31, 2017, are collateralized with the shares received, have a maturity date of December 31, 2018 and have an interest rate of 1.68%.

Accumulated other comprehensive income (loss)

At June 30, 2018 and December 31, 2017, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of June 30, 2018 and December 31, 2017, are listed below.

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income
June 30, 2018
Net unrealized or unamortized gains (losses)	$(5,919)	$(2,110)	$(8,029)
Tax effect	1,500	535	2,035
	$(4,419)	$(1,575)	$(5,994)
December 31, 2017
Net unrealized or unamortized gains (losses)	$(1,797)	$(2,344)	$(4,141)
Tax effect	455	594	1,049
	$(1,342)	$(1,750)	$(3,092)

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

As of June 30, 2018, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2018 and December 31, 2017 are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2018
Total capital to risk weighted assets
Equity Bancshares, Inc.	$322,919	12.03%	$265,134	9.88%	$281,915	10.50%	$ N/A	N/A
Equity Bank	321,821	11.99%	265,130	9.88%	281,911	10.50%	268,486	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	312,836	11.65%	211,436	7.88%	228,217	8.50%	N/A	N/A
Equity Bank	311,738	11.61%	211,433	7.88%	228,213	8.50%	214,789	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	298,723	11.13%	171,163	6.38%	187,943	7.00%	N/A	N/A
Equity Bank	311,738	11.61%	171,160	6.38%	187,940	7.00%	174,516	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	312,836	9.36%	133,627	4.00%	133,627	4.00%	N/A	N/A
Equity Bank	311,738	9.33%	133,642	4.00%	133,642	4.00%	167,052	5.00%
December 31, 2017
Total capital to risk weighted assets
Equity Bancshares, Inc.	$288,353	12.54%	$212,705	9.25%	$241,449	10.50%	$ N/A	N/A
Equity Bank	279,712	12.17%	212,682	9.25%	241,423	10.50%	229,927	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	279,855	12.17%	166,715	7.25%	195,459	8.50%	N/A	N/A
Equity Bank	271,214	11.80%	166,697	7.25%	195,438	8.50%	183,942	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	265,887	11.56%	132,222	5.75%	160,966	7.00%	N/A	N/A
Equity Bank	271,214	11.80%	132,208	5.75%	160,949	7.00%	149,452	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	279,855	10.33%	108,372	4.00%	108,372	4.00%	N/A	N/A
Equity Bank	271,214	10.01%	108,351	4.00%	108,351	4.00%	135,439	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Basic:
Net income allocable to common stockholders	$6,867	$6,354	$15,578	$11,218
Weighted average common shares outstanding	15,353,421	12,203,252	14,982,077	12,009,238
Weighted average vested restricted stock units	11,230	1,843	8,019	1,300
Weighted average shares	15,364,651	12,205,095	14,990,096	12,010,538
Basic earnings per common share	$0.45	$0.52	$1.04	$0.93
Diluted:
Net income allocable to common stockholders	$6,867	$6,354	$15,578	$11,218
Weighted average common shares outstanding for:
Basic earnings per common share	15,364,651	12,205,095	14,990,096	12,010,538
Dilutive effects of the assumed exercise of stock options	304,999	237,267	292,165	251,785
Dilutive effects of the assumed vesting of restricted stock units	20,461	2,497	12,126	1,833
Average shares and dilutive potential common shares	15,690,111	12,444,859	15,294,387	12,264,156
Diluted earnings per common share	$0.44	$0.51	$1.02	$0.91

Average outstanding stock options of 125,051 and 205,269 for the three-month periods ended June 30, 2018 and 2017 and 119,928 and 162,986 for the six-month periods ended June 30, 2018 and 2017 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the hierarchy:

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of securities available-for-sale are carried at fair value on a recurring basis.  To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as Level 1.  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company’s available-for-sale securities, including U.S. Government sponsored entity securities, residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies), corporate securities, Small Business Administration securities, and State and Political Subdivision securities are classified as Level 2.

The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the interest rate derivative.  Cash collateral received from or delivered to a derivative counterparty is classified as Level 1.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	June 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$180,238	$—
Derivative assets:
Derivative assets (included in other assets)	—	539	—
Cash collateral held by counterparty	—	—	—
Total derivative assets	—	539	—
Total assets	$—	$180,777	$—

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$161,591	$—
State and political subdivisions	—	195	—
Equity securities	486	—	—
Derivative assets:
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	164	—	—
Total derivative assets	164	1	—
Total assets	$650	$161,787	$—
Liabilities:
Derivative liabilities:
Interest rate swaps (included in other liabilities)	$—	$46	$—
Cash collateral held by counterparty	(46)	—	—
Total derivative liabilities	(46)	46	—
Total liabilities	$(46)	$46	$—

There were no material transfers between levels during the six months ended June 30, 2018 or the year ended December 31, 2017.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	June 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$431
Commercial and industrial	—	—	381
Residential real estate	—	—	3,848
Agricultural real estate	—	—	255
Other	—	—	601
Other real estate owned:
Commercial real estate	—	—	1,604
Residential real estate	—	—	131

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$1,439
Commercial and industrial	—	—	1,005
Residential real estate	—	—	4,021
Agricultural real estate	—	—	905
Other	—	—	1,910
Other real estate owned:
Commercial real estate	—	—	1,018
Residential real estate	—	—	157

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2018 or at December 31, 2017.

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

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
June 30, 2018
Impaired loans	$5,516	Sales Comparison Approach	Adjustments for differences between comparable sales	15%-26% (5%)
December 31, 2017
Impaired loans	$9,280	Sales Comparison Approach	Adjustments for differences between comparable sales	15%-26% (5%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	June 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$47,691	$47,691	$47,691	$—	$—
Interest bearing deposits	6,991	6,991	—	6,991	—
Available-for-sale securities	180,238	180,238	—	180,238	—
Held-to-maturity securities	665,995	653,012	—	653,012	—
Loans held for sale	43,875	43,875	—	43,875	—
Loans, net of allowance for loan losses	2,401,388	2,406,148	—	—	2,406,148
Federal Reserve Bank and Federal Home Loan Bank stock	35,681	N/A	N/A	N/A	N/A
Interest receivable	14,343	14,343	—	14,343	—
Derivative assets	539	539	—	539	—
Cash collateral held by derivative counterparty	—	—	—	—	—
Total derivative assets	539	539	—	539	—
Total assets	$3,396,741	$3,352,837	$47,691	$898,998	$2,406,148
Financial liabilities:
Deposits	$2,635,048	$2,636,114	$—	$2,636,114	$—
Federal funds purchased and retail repurchase agreements	41,394	41,394	—	41,394	—
Federal Home Loan Bank advances	557,619	557,619	—	557,619	—
Bank stock loan	18,375	18,375	—	18,375	—
Subordinated debentures	14,113	14,113	—	14,113	—
Contractual obligations	1,734	1,734	—	1,734	—
Interest payable	2,686	2,686	—	2,686	—
Total liabilities	$3,270,969	$3,272,035	$—	$3,272,035	$—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,195	$52,195	$52,195	$—	$—
Interest bearing deposits	3,496	3,496	—	3,496	—
Available-for-sale securities	162,272	162,272	486	161,786	—
Held-to-maturity securities	535,462	532,744	—	532,744	—
Loans held for sale	16,344	16,344	—	16,344	—
Loans, net of allowance for loan losses	2,094,781	2,098,431	—	—	2,098,431
Federal Reserve Bank and Federal Home Loan Bank stock	24,373	N/A	N/A	N/A	N/A
Interest receivable	12,371	12,371	—	12,371	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	164	164	164	—	—
Total derivative assets	165	165	164	1	—
Total assets	$2,901,459	$2,878,018	$52,845	$726,742	$2,098,431
Financial liabilities:
Deposits	$2,382,013	$2,385,528	$—	$2,385,528	$—
Federal funds purchased and retail repurchase agreements	37,492	37,492	—	37,492	—
Federal Home Loan Bank advances	347,692	347,692	—	347,692	—
Bank stock loan	2,500	2,500	—	2,500	—
Subordinated debentures	13,968	13,968	—	13,968	—
Contractual obligations	1,967	1,967	—	1,967	—
Interest payable	1,932	1,932	—	1,932	—
Derivative liabilities	46	46	—	46	—
Cash collateral held by derivative counterparty	(46)	(46)	(46)	—	—
Total derivative liabilities	—	—	(46)	46	—
Total liabilities	$2,787,564	$2,791,079	$(46)	$2,791,125	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$32,667	$171,455	$38,031	$67,107
Mortgage loans in the process of origination	22,242	3,901	14,803	9,258
Unused lines of credit	94,429	161,038	87,948	141,026

The fixed rate loan commitments have interest rates ranging from 3.75% to 8.50% and maturities ranging from 1 month to 110 months.

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

The contractual amounts of standby letters of credit as of June 30, 2018 and December 31, 2017 were as follows:

	June 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$4,563	$2,620	$4,064	$3,830

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

Equity Bank is a party to a February 3, 2015 lawsuit filed against it by CitiMortgage, Inc., (“Citi”).  The lawsuit involves an alleged breach of contract related to loan repurchase obligations and damages of $2,700 plus pre-judgment and post-judgment interest.  In January 2018, judgement was entered by the court dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  A loss contingency of $477 was recorded at December 31, 2017, in connection with this case.  Subsequently, Citi appealed the courts decision.  Equity Bank believes it has numerous and meritorious defenses to the claims and continues to contest the matter vigorously.

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

NOTE 12 – BUSINESS COMBINATIONS

On May 4, 2018, the Company acquired 100% of the outstanding common shares of Kansas Bank Corporation (“KBC”), based in Liberal, Kansas.  Results of operations of KBC were included in the Company’s results of operations beginning May 5, 2018.  Acquisition-related costs associated with this merger were $4,122 ($3,151 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the six months ended June 30, 2018.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is not complete at June 30, 2018.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $13,607.  Goodwill resulted from a combination of expected synergies, expansion into southwest Kansas with the addition of five branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for KBC and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of consideration:
Common stock	$32,103
Cash	14,918
$47,021

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$27,899
Available-for-sale securities	22,820
Held-to-maturity securities	92,028
Federal Reserve Bank and Federal Home Loan Bank stock	475
Loans	159,898
Premises and equipment	5,835
Core deposit intangible	8,080
Other assets	5,482
Total assets acquired	322,517
Deposits	288,352
Interest payable and other liabilities	751
Total liabilities assumed	289,103
Total identifiable net assets	33,414
Goodwill	13,607
$47,021

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

The following table presents information about the loans acquired in the KBC merger as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired
Contractually required principal	$160,526	$5,066
Non-accretable difference (expected losses)	—	(2,305)
Cash flows expected to be collected	160,526	2,761
Accretable yield	(3,389)	—
Fair value of acquired loans	$157,137	$2,761

The following table presents the carrying value of the loans acquired in the KBC acquisition by class, as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired	Total
Commercial real estate	$94,924	$1,975	$96,899
Commercial and industrial	18,848	622	19,470
Residential real estate	2,898	-	2,898
Agricultural real estate	22,532	-	22,532
Consumer	3,539	-	3,539
Agricultural	14,396	164	14,560
Fair value of acquired loans	$157,137	$2,761	$159,898

Also on May 4, 2018, the Company acquired 100% of the outstanding common shares of Adams Dairy Bancshares, Inc. (“ADBI”), based in Blue Springs, Missouri.  Results of operations of ADBI were included in the Company’s results of operations beginning May 5, 2018.  Acquisition-related costs associated with this merger were $1,049 ($813 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the six months ended June 30, 2018.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is not complete at June 30, 2018.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $8,465. Goodwill resulted from a combination of expected synergies, expansion in the Kansas City metro area with the addition of one branch location, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for ADBI and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of consideration:
Common stock	$13,456
Cash	3,960
$17,416

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$2,812
Interest bearing time deposits in other banks	4,237
Available-for-sale securities	10,677
Held-to-maturity securities	335
Federal Reserve Bank and Federal Home Loan Bank stock	194
Loans	82,716
Premises and equipment	4,485
Bank-owned life insurance	2,869
Core deposit intangible	1,990
Other assets	1,042
Total assets acquired	111,357
Deposits	97,124
Federal Home Loan Bank advances	1,000
Interest payable and other liabilities	4,282
Total liabilities assumed	102,406
Total identifiable net assets	8,951
Goodwill	8,465
$17,416

The following table presents information about the loans acquired in the ADBI merger as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired
Contractually required principal	$84,225	$1,477
Non-accretable difference (expected losses)	—	(238)
Cash flows expected to be collected	84,225	1,239
Accretable yield	(2,748)	—
Fair value of acquired loans	$81,477	$1,239

The following table presents the carrying value of the loans acquired in the ADBI acquisition by class, as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired	Total
Commercial real estate	$74,657	$820	$75,477
Commercial and industrial	1,002	419	1,421
Residential real estate	4,955	-	4,955
Consumer	863	-	863
Fair value of acquired loans	$81,477	$1,239	$82,716

The acquisitions of KBC and ADBI are not considered significant to the Company’s financial statements and therefore pro forma financial data is not included.  Separate revenue and earnings of the former KBC and ADBI are not available subsequent to the business combinations.

During the first six months of 2018 an adjustment was made to purchase accounting related to the November 2017 merger with Cache Holdings, Inc. (“Cache”) resulting in a $1,550 decrease to goodwill and a corresponding increase to deferred tax assets.  Also, during the first six months of 2018 an additional $55 was paid to stockholders related to the November 2017 merger with Eastman National Bancshares, Inc. (“Eastman”) resulting in an increase to goodwill.

On June 12, 2018, the Company entered into an agreement and plan of merger with Docking Bancshares, Inc. to acquire City Bank and Trust Company (“City Bank”), which has one branch location in Guymon, Oklahoma.  The transaction is expected to close in the fourth quarter of 2018, subject to customary closing conditions, including the receipt of regulatory approval.  In their June 30, 2018 unaudited Consolidated Report of Condition, City Bank reported total assets of $171,693, which included total loans of $78,978 and securities of $47,294.  At June 30, 2018, total liabilities of $153,316 were reported by City Bank, which included deposits of $133,305.  City Bank reported $394 in net income before income taxes for the six months ended June 30, 2018.  The Company anticipates there will be goodwill and core deposit intangibles recorded with this acquisition.  Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair value of identifiable assets acquired and liabilities assumed.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 48 full service branches located in Arkansas, Kansas, Missouri and Oklahoma.  As of June 30, 2018, we had consolidated total assets of $3.71 billion, total loans held for investment of $2.40 billion, net of allowances, total deposits of $2.64 billion and total stockholders’ equity of $433.3 million.  During the three-month periods ended June 30, 2018 and June 30, 2017, net income was $6.9 million and $6.4 million and for the six-month periods ended June 30, 2018 and June 30, 2017, net income was $15.6 million and $11.2 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$38,831	$34,123	$29,808	$24,588	$25,082
Interest expense	7,911	6,336	5,219	4,267	3,883
Net interest income	30,920	27,787	24,589	20,321	21,199
Provision for loan losses	750	1,170	503	727	628
Net gain (loss) from securities transactions	(2)	(8)	—	175	83
Other non-interest income	4,594	4,259	4,104	3,860	3,879
Merger expenses	5,236	531	3,267	1,023	136
Other non-interest expense	20,739	19,096	17,451	15,635	14,995
Income before income taxes	8,787	11,241	7,472	7,241	9,402
Provision for income taxes	1,920	2,530	3,198	2,084	3,048
Net income	6,867	8,711	4,274	5,157	6,354
Net income allocable to common stockholders	6,867	8,711	4,274	5,157	6,354
Basic earnings per share	$0.45	$0.60	$0.32	$0.42	$0.52
Diluted earnings per share	$0.44	$0.58	$0.31	$0.41	$0.51
Balance Sheet Data (at period end)
Cash and cash equivalents	$47,691	$43,146	$52,195	$27,465	$24,212
Available-for-sale securities	180,238	174,717	162,272	81,116	92,435
Held-to-maturity securities	665,995	522,021	535,462	528,944	532,159
Loans held for sale	43,875	11,112	16,344	4,283	3,463
Gross loans held for investment	2,411,471	2,125,324	2,103,279	1,540,761	1,529,396
Allowance for loan losses	10,083	9,316	8,498	7,969	7,568
Loans held for investment, net of allowance for loan losses	2,401,388	2,116,008	2,094,781	1,532,792	1,521,828
Goodwill and core deposit intangibles, net	145,285	113,767	115,645	70,063	70,306
Other intangible assets	1,253	1,265	1,277	1,290	1,302
Total assets	3,712,185	3,176,062	3,170,509	2,405,426	2,408,624
Total deposits	2,635,048	2,368,297	2,382,013	1,868,493	1,819,677
Borrowings	631,501	414,415	401,652	235,098	292,302
Total liabilities	3,278,903	2,794,575	2,796,335	2,113,591	2,122,566
Total stockholders’ equity	433,282	381,487	374,144	291,835	286,058
Tangible common equity*	286,744	266,455	257,222	220,482	214,450
Performance ratios
Return on average assets (ROAA) annualized	0.79%	1.11%	0.60%	0.85%	1.07%
Return on average equity (ROAE) annualized	6.66%	9.35%	5.02%	7.08%	9.00%
Return on average tangible common equity (ROATCE) annualized*	10.58%	14.01%	7.41%	9.71%	12.36%
Yield on loans annualized	5.73%	5.55%	5.40%	5.30%	5.45%
Cost of interest-bearing deposits annualized	1.00%	0.94%	0.87%	0.82%	0.75%
Net interest margin annualized	3.93%	3.91%	3.79%	3.68%	3.91%
Efficiency ratio*	58.40%	59.59%	60.82%	63.54%	59.79%
Non-interest income / average assets annualized	0.53%	0.54%	0.58%	0.67%	0.67%
Non-interest expense / average assets annualized	3.00%	2.51%	2.91%	2.71%	2.55%
Capital Ratios
Tier 1 Leverage Ratio	9.36%	9.45%	10.33%	10.32%	10.15%
Common Equity Tier 1 Capital Ratio	11.13%	11.80%	11.56%	13.33%	13.07%

Tier 1 Risk Based Capital Ratio	11.65%	12.41%	12.17%	14.15%	13.89%
Total Risk Based Capital Ratio	12.03%	12.81%	12.54%	14.62%	14.34%
Equity / Assets	11.67%	12.01%	11.80%	12.13%	11.88%
Tangible common equity to tangible assets*	8.04%	8.70%	8.42%	9.45%	9.18%
Book value per share	$27.44	$26.09	$25.62	$23.86	$23.44
Tangible common book value per share*	$18.16	$18.22	$17.61	$18.03	$17.57
Tangible common book value per diluted share*	$17.78	$17.85	$17.29	$17.64	$17.24

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2017 audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 16, 2018.  There have been no material changes in our critical accounting policies since that time.  We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgements and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgements and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

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

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On March 10, 2017, we completed our merger with Prairie State Bancshares, Inc. (“Prairie”) of Hoxie, Kansas.  The merger with Prairie added an additional three branch locations in western Kansas.  Results of operations of Prairie were included in our financial results beginning March 11, 2017.  On November 10, 2017 we completed our mergers with Eastman National Bancshares, Inc. (“Eastman”) of Newkirk, Oklahoma, and Cache Holdings, Inc. (“Cache”) of Tulsa, Oklahoma.  The merger with Eastman added four branch locations in Ponca City and Newkirk, Oklahoma and the merger with Cache added one branch location in Tulsa, Oklahoma.  Results of operations of Eastman and Cache were included in our financial results beginning November 11, 2017.  On May 4, 2018 we completed our mergers with Kansas Bank Corporation (“KBC”) of Liberal, Kansas, and Adams Dairy Bancshares, Inc. (“ADBI”) of Blue Springs, Missouri.  The merger with KBC added five branches in Liberal and Hugoton, Kansas, and the merger with ADBI added one branch in Blue Springs, Missouri.  Results of operations of KBC and ADBI were included in our financial results beginning May 5, 2018.

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

Net Income

Three months ended June 30, 2018 compared with three months ended June 30, 2017:

Net income and net income allocable to common stockholders for the three months ended June 30, 2018 was $6.9 million as compared to net income of $6.4 million for the three months ended June 30, 2017, an increase of $513 thousand, or 8.1%.  During the three-month period ended June 30, 2018, increases in net interest income of $9.7 million and non-interest income of $630 thousand were partially offset by an increase in non-interest expense of $10.8 million when compared to the three-month period ended June 30, 2017.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Six months ended June 30, 2018 compared with six months ended June 30, 2017:

Net income and net income allocable to common stockholders for the six months ended June 30, 2018 was $15.6 million as compared to net income of $11.2 million for the six months ended June 30, 2017, an increase of $4.4 million, or 38.9%.  During the six-month period ended June 30, 2018, increases in net interest income of $17.6 million and non-interest income of $1.5 million were partially offset by an increase in non-interest expense of $15.2 million when compared to the six-month period ended June 30, 2017.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended June 30, 2018 compared with three months ended June 30, 2017:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2018 and 2017.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,317,071	$33,101	5.73%	$1,519,289	$20,662	5.45%
Taxable securities	632,881	4,112	2.61%	500,758	3,224	2.58%
Nontaxable securities	134,157	1,025	3.07%	113,156	862	3.06%
Federal funds sold and other	74,078	593	3.21%	42,714	334	3.13%
Total interest-earning assets	3,158,187	$38,831	4.93%	2,175,917	$25,082	4.62%
Non-interest-earning assets:
Other real estate owned, net	7,211			8,417
Premises and equipment, net	69,366			54,100
Bank-owned life insurance	70,659			48,532
Goodwill, core deposit and other intangibles, net	134,146			71,720
Other non-interest-earning assets	36,217			24,199
Total assets	$3,475,786			$2,382,885
Interest-bearing liabilities:
Interest-bearing demand deposits	$610,507	$1,111	0.73%	$435,712	$516	0.48%
Savings and money market	757,037	1,480	0.78%	470,375	592	0.51%
Savings, NOW and money market	1,367,544	2,591	0.76%	906,087	1,108	0.49%
Certificates of deposit	780,817	2,747	1.41%	633,676	1,786	1.13%
Total interest-bearing deposits	2,148,361	5,338	1.00%	1,539,763	2,894	0.75%
FHLB term and line of credit advances	426,392	2,094	1.97%	275,643	734	1.07%
Bank stock loan	12,575	155	4.96%	—	—	0.00%
Subordinated borrowings	14,072	299	8.52%	13,790	242	7.03%
Other borrowings	42,519	25	0.23%	20,155	13	0.25%
Total interest-bearing liabilities	2,643,919	$7,911	1.20%	1,849,351	$3,883	0.84%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	408,621			241,418
Non-interest-bearing liabilities	9,772			8,929
Stockholders’ equity	413,474			283,187
Total liabilities and stockholders’ equity	$3,475,786			$2,382,885
Net interest income		$30,920			$21,199
Interest rate spread			3.73%			3.78%
Net interest margin(2)			3.93%			3.91%
Total cost of deposits, including non-interest bearing deposits	$2,556,982	$5,338	0.84%	$1,781,181	$2,894	0.65%
Average interest-earning assets to interest-bearing liabilities			119.45%			117.66%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended June 30, 2018 and 2017.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2018 and 2017

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$11,349	$1,090	$12,439
Taxable securities	858	29	887
Nontaxable securities	161	2	163
Federal funds sold and other	251	9	260
Total interest-earning assets	$12,619	$1,130	$13,749
Interest-bearing liabilities:
Savings, NOW and money market	$721	$762	$1,483
Certificates of deposit	464	497	961
Total interest-bearing deposits	1,185	1,259	2,444
FHLB term and line of credit advances	535	825	1,360
Bank stock loan	155	—	155
Subordinated borrowings	5	52	57
Other borrowings	13	(1)	12
Total interest-bearing liabilities	$1,893	$2,135	$4,028
Net Interest Income	$10,726	$(1,005)	$9,721

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

Net interest income before the provision for loan losses for the three months ended June 30, 2018 was $30.9 million compared with $21.2 million for the three months ended June 30, 2017, an increase of $9.7 million, or 45.9%.  Interest income for the three months ended June 30, 2018 was $38.8 million, an increase of $13.7 million, or 54.8%, from $25.1 million for the three months ended June 30, 2017.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the three months ended June 30, 2018 was $7.9 million, an increase of $4.0 million, or 103.7%, from $3.9 million for the three months ended June 30, 2017.  The increase in interest expense was primarily due to an increase in the average rate paid on interest-bearing liabilities and to a lesser extent an increase in the average volume of interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $33.1 million for the three months ended June 30, 2018; an increase of $12.4 million, or 60.2%, compared with the three months ended June 30, 2017.  This increase was due to an increase in average loans and to a lesser extent, an increase in the average yield on the loan portfolio.  The increase in average loan volume was primarily from the Eastman, Cache, KBC and ADBI mergers.  Average loan volume increased $502.9 million in commercial real estate loans, $160.8 million in commercial and industrial loans, $81.7 million in mortgage loans, $41.6 million in agricultural loans and $10.8 million in consumer loans.  The average yield on loans was 5.73% for the three months ended June 30, 2018 and 5.45% for the three months ended June 30, 2017.  The average yield on loans excluding loan fees was 5.42% for the three months ended June 30, 2018 and 5.22% for the three months ended June 30, 2017.  The increase in yield excluding loan fees was primarily due to an overall increasing rate environment and merger related fair value adjustment accretion.  Interest income on all securities was $5.1 million for the quarter ended June 30, 2018; an increase of $1.1 million when compared to the quarter ended June 30, 2017.  The increase was due to the increase in average total securities of $153.1 million and a 2 basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities, corporate securities, and municipal securities.

Interest expense was $7.9 million for the three months ended June 30, 2018, an increase of $4.0 million over interest expense of $3.9 million for the three months ended June 30, 2017.  The change in interest expense was primarily due to an increase of $794.6 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $461.5 million for the three months ended June 30, 2018 when compared to the three months ended June 30, 2017, and the average rate on these interest-bearing deposits increased from 0.49% to 0.76% for the same periods.  The average balance increase in interest-bearing deposits is primarily due to the Eastman, Cache, KBC and ADBI mergers.  The increase in rate on interest-bearing deposits was the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $147.1 million for the three months ended June 30, 2018 compared to the three months ended June 30, 2017, and the average rate increased from 1.13% to 1.41% for the same period.  The increase in interest expense on certificates of deposit was primarily due to an overall increasing rate environment.  Total cost of funds increased 36 basis points to 1.20% for the three months ended June 30, 2018 from 0.84% for the three months ended June 30, 2017.

Net interest margin was 3.93% for the three months ended June 30, 2018; an increase of 2 basis points when compared with net interest margin of 3.91% for the three months ended June 30, 2017. The increase in our net interest margin for the three months ended June 30, 2018 is primarily due to the increase in average interest-earning assets, partially offset by an overall decreasing interest rate spread as compared to the three months ended June 30, 2017.  These changes resulted in an increase in net interest income of $9.7 million, an increase in average interest-earning assets of $982.3 million and an increase in net interest margin of 2 basis points when comparing the three-month periods ended June 30, 2018 and 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six-month periods ended June 30, 2018 and 2017.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,220,559	$62,149	5.64%	$1,461,503	$40,062	5.53%
Taxable securities	609,100	7,835	2.59%	488,727	5,948	2.45%
Nontaxable securities	124,134	1,904	3.09%	108,556	1,647	3.06%
Federal funds sold and other	68,038	1,066	3.16%	47,699	640	2.71%
Total interest-earning assets	3,021,831	$72,954	4.87%	2,106,485	$48,297	4.62%
Non-interest-earning assets:
Other real estate owned, net	7,425			8,453
Premises and equipment, net	66,282			52,801
Bank-owned life insurance	69,551			48,357
Goodwill, core deposit and other intangibles, net	125,438			68,471
Other non-interest-earning assets	32,768			25,395
Total assets	$3,323,295			$2,309,962
Interest-bearing liabilities:
Interest-bearing demand deposits	$597,076	$2,053	0.69%	$455,594	$1,018	0.45%
Savings and money market	722,447	2,761	0.77%	438,108	1,033	0.48%
Savings, NOW and money market	1,319,523	4,814	0.74%	893,702	2,051	0.46%
Certificates of deposit	776,838	5,242	1.36%	605,459	3,419	1.14%
Total interest-bearing deposits	2,096,361	10,056	0.97%	1,499,161	5,470	0.74%
FHLB term and line of credit advances	379,675	3,393	1.80%	265,503	1,236	0.94%
Bank stock loan	7,535	183	4.89%	—	—	0.00%
Subordinated borrowings	14,033	568	8.16%	13,751	474	6.95%
Other borrowings	41,390	47	0.23%	20,133	25	0.25%
Total interest-bearing liabilities	2,538,994	$14,247	1.13%	1,798,548	$7,205	0.81%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	377,913			228,346
Non-interest-bearing liabilities	10,605			9,058
Stockholders’ equity	395,783			274,010
Total liabilities and stockholders’ equity	$3,323,295			$2,309,962
Net interest income		$58,707			$41,092
Interest rate spread			3.74%			3.81%
Net interest margin(2)			3.92%			3.93%
Total cost of deposits, including non-interest bearing deposits	$2,474,274	$10,056	0.82%	$1,727,507	$5,470	0.64%
Average interest-earning assets to interest-bearing liabilities			119.02%			117.12%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the six-month periods ended June 30, 2018 and 2017.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2018 and 2017

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$21,227	$860	$22,087
Taxable securities	1,533	354	1,887
Nontaxable securities	239	18	257
Federal funds sold and other	306	120	426
Total interest-earning assets	$23,305	$1,352	$24,657
Interest-bearing liabilities:
Savings, NOW and money market	$1,261	$1,502	$2,763
Certificates of deposit	1,079	744	1,823
Total interest-bearing deposits	2,340	2,246	4,586
FHLB term and line of credit advances	687	1,470	2,157
Bank stock loan	183	—	183
Subordinated borrowings	10	84	94
Other borrowings	24	(2)	22
Total interest-bearing liabilities	$3,244	$3,798	$7,042
Net Interest Income	$20,061	$(2,446)	$17,615

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

Net interest income before the provision for loan losses for the six months ended June 30, 2018 was $58.7 million compared with $41.1 million for the six months ended June 30, 2017, an increase of $17.6 million, or 42.9%.  Interest income for the six months ended June 30, 2018 was $73.0 million, an increase of $24.7 million, or 51.1%, from $48.3 million for the six months ended June 30, 2017.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period, primarily from the Eastman, Cache, KBC and ADBI mergers.  Interest expense for the six months ended June 30, 2018 was $14.2 million, an increase of $7.0 million, or 97.7%, from $7.2 million for the six months ended June 30, 2017.  The increase in interest expense was primarily due to an increase in the average rate paid on interest-bearing liabilities and an increase in the average volume of interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $62.1 million for the six months ended June 30, 2018; an increase of $22.1 million, or 55.1%, compared with the six months ended June 30, 2017.  This increase was due to an increase in average loans and to a lesser extent, an increase in the average yield on the loan portfolio.  The increase in average loan volume was primarily from loans acquired in the Eastman, Cache, KBC and ADBI mergers.  Loans increased an average of $447.6 million in commercial real estate loans, $169.7 million in commercial and industrial loans, $70.7 million in agricultural loans, $61.1 million in mortgage loans and $10.0 million in consumer loans. The average yield on loans was 5.64% for the six months ended June 30, 2018 and 5.53% for the six months ended June 30, 2017.  The average yield on loans excluding loan fees was 5.34% for the six months ended June 30, 2018 and 5.29% for the six months ended June 30, 2017.  The increase in yield excluding loan fees was primarily due to an overall increasing rate environment and merger related fair value adjustment accretion.  Interest income on all securities was $9.7 million for the six-months ended June 30, 2018; an increase of $2.1 million when compared to the six months ended June 30, 2017.  The increase was due to the increase in average total securities of $136.0 million and a 12 basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities, corporate securities, and municipal securities.

Interest expense was $14.2 million for the six months ended June 30, 2018, an increase of $7.0 million over interest expense of $7.2 million for the six months ended June 30, 2017.  The change in interest expense was primarily due to an increase of $740.4 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $425.8 million for the six months ended June 30, 2018 when compared to the six months ended June 30, 2017, and the average rate on these interest-bearing deposits increased from 0.46% to 0.74% for the same periods.  The average balance increase in interest-bearing deposits was primarily a result of the Eastman, Cache, KBC and ADBI mergers.  The increase in rate on interest-bearing deposits is the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $171.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017, and the average rate increased from 1.14% to 1.36% for the same period.  The increase in interest expense on certificates of deposit was primarily due to an overall increasing rate environment.  Primarily due to the factors discussed above, total cost of funds increased 32 basis points to 1.13% for the six months ended June 30, 2018 from 0.81% for the six months ended June 30, 2017.
Net interest margin was 3.92% for the six months ended June 30, 2018; a decrease of 1 basis point when compared with net interest margin of 3.93% for the six months ended June 30, 2017.  The decrease in our net interest margin for the six months ended June 30, 2018 is primarily due to an overall decreasing interest rate spread.  These changes resulted in an increase in net interest income of $17.6 million and an increase in average interest-earning assets of $915.3 million when comparing the six-month periods ended June 30, 2018 and 2017.

Provision for Loan Losses

We maintain an allowance for loan losses for probable incurred credit losses.  The allowance for loan losses is increased by a provision for loan losses, a charge to earnings, and subsequent recoveries of amounts previously charged-off, but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, discounted cash flows, economic conditions, and other factors including regulatory guidance, as described in “Financial Condition—Allowance for loan losses.”  As these factors change, the amount of the loan loss provision changes.

Three months ended June 30, 2018 compared with three months ended June 30, 2017:  The provision for loan losses for the three months ended June 30, 2018 was $750 thousand compared with $628 thousand for the three months ended June 30, 2017.  Net recoveries for the three months ended June 30, 2018 were $17 thousand compared to net charge-offs of $108 thousand for the three months ended June 30, 2017.  For the three months ended June 30, 2018, gross recoveries were $529 thousand offset by gross charge-offs of $512 thousand.  In comparison, gross charge-offs were $710 thousand for the three months ended June 30, 2017 offset by gross recoveries of $602 thousand.

Six months ended June 30, 2018 compared with six months ended June 30, 2017:  The provision for loan losses for the six months ended June 30, 2018 was $1.9 million compared with $1.7 million for the six months ended June 30, 2017.  Net charge-offs for the six months ended June 30, 2018 were $335 thousand compared to net charge-offs of $587 thousand for the six months ended June 30, 2017.  For the six months ended June 30, 2018, gross charge-offs were $1.0 million offset by gross recoveries of $683 thousand.  In comparison, gross charge-offs were $1.4 million for the six months ended June 30, 2017 offset by gross recoveries of $810 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, increases in the value of bank-owned life insurance, investment referral income, the recovery of zero-basis purchased loans, and net gain from securities transactions.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended June 30, 2018 compared with three months ended June 30, 2017:  The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2018 and 2017.

Non-Interest Income

For the Three Months Ended June 30,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Service charges and fees	$1,729	$1,267	$462	36.5%
Debit card income	1,522	1,205	317	26.3%
Mortgage banking	312	540	(228)	-42.2%
Increase in value of bank-owned life insurance	508	354	154	43.5%
Investment referral income	87	107	(20)	-18.7%
Recovery on zero-basis purchased loans	75	65	10	15.4%
Other	361	341	20	5.9%
Sub-Total	4,594	3,879	715	18.4%
Net gain (loss) from securities transactions	(2)	83	(85)	-102.4%
Total non-interest income	$4,592	$3,962	$630	15.9%

For the three months ended June 30, 2018, non-interest income totaled $4.6 million, an increase of $630 thousand, or 15.9%, compared with the three months ended June 30, 2017.  The increase was primarily due to increases in service charges and fees, debit card income and increase in value of bank-owned life insurance, partially offset by a decrease in mortgage banking income.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers. The additions of accounts and higher transaction volumes associated with Eastman, Cache, KBC and ADBI mergers contributed $309 thousand, $23 thousand, $81 thousand, and $22 thousand of the increase in service charges and fees. Of the debit card income increase, $198 thousand, $6 thousand, $59 thousand and $15 thousand was contributed by Eastman, Cache, KBC and ADBI mergers.  Other income includes such items as wire fees, ATM surcharge fees, safe deposit box fees, and other miscellaneous fees.

Six months ended June 30, 2018 compared with six months ended June 30, 2017:  The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2018 and 2017.

Non-Interest Income

For the Six Months Ended June 30,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Service charges and fees	$3,309	$2,449	$860	35.1%
Debit card income	2,775	2,210	565	25.6%
Mortgage banking	625	1,025	(400)	-39.0%
Increase in value of bank-owned life insurance	1,160	709	451	63.6%
Investment referral income	180	208	(28)	-13.5%
Recovery on zero-basis purchased loans	133	117	16	13.7%
Other	671	487	184	37.8%
Sub-Total	8,853	7,205	1,648	22.9%
Net gain (loss) from securities transactions	(10)	96	(106)	-110.4%
Total non-interest income	$8,843	$7,301	$1,542	21.1%

For the six months ended June 30, 2018, non-interest income totaled $8.8 million, an increase of $1.5 million, or 21.1%, compared with the six months ended June 30, 2017.  The increase was primarily due to increases in service charges and fees, debit card income, increase in value of bank-owned life insurance and other income, partially offset by a decrease in mortgage banking income.  In connection with acquisitions, we receive the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to acquisition, we have received cash payments on certain of these loans.  Timing and receipt of such payments, if any, are not easily predictable.

Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  For the six months ended June 30, 2018, $627 thousand, $47 thousand, $81 thousand and $22 thousand of the increase in service charges and fees was attributable to the addition of accounts and higher transaction volumes associated with the Eastman, Cache, KBC and ADBI mergers.  In addition, increases of $370 thousand, $11 thousand, $59 thousand and $15 thousand are due to volume increases related to the Eastman, Cache, KBC and ADBI mergers.

Non-Interest Expense

Three months ended June 30, 2018 compared with three months ended June 30, 2017:  For the three months ended June 30, 2018, non-interest expense totaled $26.0 million, an increase of $10.8 million, or 71.7%, compared with the three months ended June 30, 2017.  The overall increase was primarily due to an increase in merger expenses of $5.1 million, an increase in salaries and employee benefits of $3.4 million and an increase in data processing expense of $777 thousand, partially offset by a decrease in other real estate owned expense of $741 thousand.  Non-interest expense for the three-month period ended June 30, 2018 includes $965 thousand, $798 thousand, $780 thousand and $153 thousand of incremental operating expenses directly allocable to the four branch locations acquired with the Eastman merger, one branch location acquired with the Cache merger, five branches acquired with the KBC merger and one branch location acquired with the ADBI merger.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended June 30, 2018 and 2017.

Non-Interest Expense

For the Three Months Ended June 30,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Salaries and employee benefits	$11,629	$8,236	$3,393	41.2%
Net occupancy and equipment	2,011	1,519	492	32.4%
Data processing	1,968	1,191	777	65.2%
Professional fees	844	462	382	82.7%
Advertising and business development	665	624	41	6.6%
Telecommunications	432	330	102	30.9%
FDIC insurance	510	219	291	132.9%
Courier and postage	303	236	67	28.4%
Free nationwide ATM cost	330	233	97	41.6%
Loan expense	145	282	(137)	-48.6%
Amortization of core deposit intangible	625	235	390	166.0%
Other real estate owned	(671)	70	(741)	-1058.6%
Other	1,948	1,358	590	43.4%
Sub-Total	20,739	14,995	5,744	38.3%
Merger expenses	5,236	136	5,100	3750.0%
Total non-interest expense	$25,975	$15,131	$10,844	71.7%

Salaries and employee benefits:  Salaries and benefits were $11.6 million for the three months ended June 30, 2018, as compared to $8.2 million for the three months ended June 30, 2017.  The increase in salaries and benefits of $3.4 million includes approximately $531 thousand directly allocable to the Eastman merger, $510 thousand directly allocable to the Cache merger, $403 thousand directly allocable to the KBC merger and $98 thousand directly allocable to the ADBI merger.  Included in salaries and employee benefits is stock based compensation expense of $531 thousand for the three months ended June 30, 2018 and $133 thousand in the comparable period of 2017.  The remaining $1.5 million increase in salaries and benefits reflect cost-of-living/merit raises and the addition of corporate and operations staff indirectly attributable to acquisitions and our growth.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $2.0 million for the three months ended June 30, 2018 and $1.5 million for the three months ended June 30, 2017.  The 2018 expenses include expenses of $142 thousand for four branches that were part of the merger with Eastman, $87 thousand for one branch that was part of the merger with Cache, $150 thousand for five branches that were part of the merger with KBC and $27 thousand for one branch that was part of the merger with ADBI.

Data processing:  Data processing expenses were $2.0 million and $1.2 million for the three-month periods ended June 30, 2018 and 2017.  The increase of $777 thousand was principally due to increased software license and processing costs associated with our growth.

Advertising and business development:  Advertising and business development expenses were $665 thousand for the three months ended June 30, 2018 and $624 thousand for the three months ended June 30, 2017.  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously mentioned mergers.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses, gain or loss on other real estate owned and gain or loss on the sale of other repossessed property.  For the three months ended June 30, 2018, there was $7 thousand in other real estate owned expense offset by $592 thousand of gain on the sale of other real estate owned and $86 thousand of gain on the sale of other repossessed property.  For the three months ended June 30, 2017, other real estate owned expense, including provision for unrealized losses, was $139 thousand offset by gains on the sale of other real estate owned of $46 thousand and gains on the sale of other repossessed property of $23 thousand.

Other:  Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses were $1.9 million for the three months ended June 30, 2018 and $1.4 million for the three months ended June 30, 2017.  The $590 thousand increase in other non-interest expenses includes incremental operating costs attributable to the acquired Eastman, Cache, KBC and ADBI branches.

Merger expenses:  Merger expenses were $5.2 million for the three months ended June 30, 2018 and $136 thousand for the three months ended June 30, 2017.  The $5.2 million in merger expenses for the three-month period ended June 30, 2018 consisted of $4.1 million associated with the KBC merger and $1.0 million associated with the ADBI merger.

Six months ended June 30, 2018 compared with six months ended June 30, 2017:  For the six months ended June 30, 2018, non-interest expense totaled $45.6 million, an increase of $15.2 million, or 50.2%, compared with the six months ended June 30, 2017.  The overall increase was primarily due to an increase in salaries and employee benefits of $6.5 million, an increase in merger expenses of $4.7 million and an increase in data processing expense of $1.3 million, partially offset by a decrease in other real estate owned expense of $678 thousand.  Non-interest expense for the six-month period ended June 30, 2018, includes directly allocable incremental operating expenses of $2.0 million for the four branch locations acquired with the Eastman merger, $1.6 million for the one branch location acquired with the Cache merger, $780 thousand for the five branches acquired with the KBC merger and $153 thousand for the one branch location acquired with the ADBI merger.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the six months ended June 30, 2018 and 2017.

Non-Interest Expense

For the Six Months Ended June 30,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Salaries and employee benefits	$22,520	$16,042	$6,478	40.4%
Net occupancy and equipment	3,813	3,018	795	26.3%
Data processing	3,642	2,352	1,290	54.8%
Professional fees	1,559	978	581	59.4%
Advertising and business development	1,284	1,142	142	12.4%
Telecommunications	801	691	110	15.9%
FDIC insurance	754	325	429	132.0%
Courier and postage	558	462	96	20.8%
Free nationwide ATM cost	622	445	177	39.8%
Loan expense	491	459	32	7.0%
Amortization of core deposit intangible	1,009	444	565	127.3%
Other real estate owned	(403)	275	(678)	-246.5%
Other	3,185	2,662	523	19.6%
Sub-Total	39,835	29,295	10,540	36.0%
Merger expenses	5,767	1,062	4,705	443.0%
Total non-interest expense	$45,602	$30,357	$15,245	50.2%

Salaries and employee benefits:  Salaries and benefits were $22.5 million for the six months ended June 30, 2018, as compared to $16.0 million for the six months ended June 30, 2017.  The increase in salaries and benefits of $6.5 million includes approximately $1.1 million allocable to the Eastman merger, $1.1 million allocable to the Cache merger, $403 thousand allocable to the KBC merger and $98 thousand allocable to the ADBI merger.  Included in salaries and employee benefits is stock-based compensation expense of $1.2 million for the six months ended June 30, 2018 and $244 thousand in the comparable period of 2017.  The remaining $2.9 million increase in salaries and benefits reflect cost-of-living/merit raises and the addition of corporate and operations staff indirectly attributable to acquisitions and our growth.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $3.8 million for the six months ended June 30, 2018 and $3.0 million for the six months ended June 30, 2017. The 2018 expenses include expenses of $305 thousand for four branches that were part of the Eastman merger, expenses of $171 thousand for one branch that was part of the Cache merger, expenses of $150 thousand for five branches that were part of the KBC merger and expenses of $27 thousand for one branch that was part of the ADBI merger.

Data processing:  Data processing expenses were $3.6 million and $2.4 million for the six-month periods ended June 30, 2018 and 2017.  The increase of $1.3 million was principally due to increased software license and processing costs associated with our growth.

Advertising and business development:  Advertising and business development expenses were $1.3 million for the six months ended June 30, 2018 and $1.1 million for the six months ended June 30, 2017.  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously described mergers.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses, gain or loss on other real estate owned and gain or loss on the sale of other repossessed property.  Other real estate owned expense, including provision for unrealized losses, was $299 thousand for the six months ended June 30, 2018, offset by gains on the sale of other real estate owned of $595 thousand and gains on the sale of other repossessed property of $107 thousand.  For the six months ended June 30, 2017, other real estate owned expenses, including provision for unrealized losses were $317 thousand, offset by gains on the sale of other real estate owned of $18 thousand and gains on the sale of other repossessed assets of $24 thousand.

Other:  Other non-interest expenses, which consist of, subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; deposit customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $3.2 million for the six months ended June 30, 2018 and $2.7 million for the six months ended June 30, 2017.  The $523 thousand increase in other non-interest expenses includes incremental operating costs attributable to the Eastman, Cache, KBC and ADBI mergers.

Merger expenses:  Merger expenses were $5.8 million for the six months ended June 30, 2018 and $1.1 million for the six months ended June 30, 2017.  The $5.8 million in merger expenses for the six month period ended June 30, 2018 consisted of $146 thousand associated with the Eastman merger, $166 thousand associated with the Cache merger, $4.2 million associated with the KBC merger, $1.2 million associated with the ADBI merger and $44 thousand associated with the planned City State Bank and Trust merger.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of our performance and is not defined under GAAP.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.  Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses, by the sum of net interest income and non-interest income, excluding net gain or loss from securities transactions.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

Our efficiency ratio was 58.4% for the three months ended June 30, 2018, compared with 59.8% for the three months ended June 30, 2017.  The decrease was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” partially offset by increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Our efficiency ratio was 59.0% for the six months ended June 30, 2018, compared with 60.7% for the six months ended June 30, 2017.  The decrease was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” partially offset by increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act (Tax Reform) was enacted, which reduced the U.S. federal statutory income tax rate from the 35% rate applicable in 2017 to 21% in 2018.  In addition to the statutory tax rates applicable in each period, the amount of income tax expense for both 2018 and 2017 reflect income before income taxes; the levels of tax-exempt interest income, non-taxable life insurance income, non-deductible facilitative merger expense and other non-deductible expense included in income before income taxes as well as available federal income tax credits.

Three months ended June 30, 2018 compared with three months ended June 30, 2017:  The provisions for income taxes were $1.9 million and $3.0 million for the three-month periods ended June 30, 2018 and 2017.  Equity’s effective tax rate for the quarter ended June 30, 2018 was 21.9% as compared to 32.4% for the quarter ended June 30, 2017.  The reduction in the effective tax rate is principally due to the reduction in the U.S. federal statutory tax rate. There was no excess tax benefits associated with the exercise of stock options recorded in the second quarter of 2018 as compared to $8 thousand in the comparable period of 2017.

Six months ended June 30, 2018 compared with six months ended June 30, 2017:  For the six months ended June 30, 2018, income tax expense was $4.5 million compared with $5.1 million for the six months ended June 30, 2017.  Equity’s effective tax rate for the six-month period ended June 30, 2018 was 22.2% as compared to 31.2% for the six-month period ended June 30, 2017.  Equity’s estimated annual effective tax rate was reduced approximately 10 percentage points in 2018 principally due to the reduction in the U.S. federal statutory rate.  Partially offsetting the benefit of the rate reduction was a decrease in excess tax benefits associated with the exercise of stock options recorded during the six months ended June 30, 2018 as compared to the prior-year first six months.  Excess tax benefits were $6 thousand in the first six months of 2018, down $209 thousand from the excess tax benefits recorded in the first six months of 2017.

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

Financial Condition

Our total assets increased $541.7 million, or 17.1%, from $3.17 billion at December 31, 2017, to $3.71 billion at June 30, 2018.  The increase in total assets was primarily from increases of $308.2 million in net loans held for investment, primarily acquired in the KBC and ADBI mergers and $130.5 million in held-to-maturity securities also primarily acquired in the KBC and ADBI mergers.  Our total liabilities increased $482.5 million, or 17.3%, from $2.80 billion at December 31, 2017 to $3.28 billion at June 30, 2018. The increase in total liabilities was primarily from increases in total deposits of $253.0 million, largely due to the KBC and ADBI mergers and an increase of $209.9 million in Federal Home Loan Bank advances.  Our total stockholders’ equity increased $59.1 million, or 15.8%, from $374.1 million at December 31, 2017 to $433.3 million at June 30, 2018.  The increase in total stockholders’ equity was primarily from an increase in additional paid-in capital of $31.9 million related to the KBC merger, an increase in additional paid-in capital of $13.2 million related to the ADBI merger and an increase in retained earnings of $15.6 million; partially offset by a $2.9 million decrease in accumulated other comprehensive income.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At June 30, 2018, our gross loans held for portfolio totaled $2.41 billion, an increase of $308.2 million, or 14.7%, primarily acquired in the KBC and ADBI mergers, compared with December 31, 2017.  The overall increase in loan volume consisted of $221.7 million from commercial real estate, $32.9 million from residential real estate, $31.8 from agricultural real estate, $17.1 million from real estate construction, $5.1 million from consumer and $3.5 million from agricultural, partially offset by a decrease of $3.8 million in commercial and industrial.  We also had loans classified as held for sale totaling $43.9 million at June 30, 2018.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of June 30, 2018, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At June 30, 2018, gross total loans were 91.5% of deposits and 65.0% of total assets.  At December 31, 2017, total loans were 88.3% of deposits and 66.3% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	June 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$503,716	20.9%	$507,519	24.1%
Real estate loans:
Commercial real estate	1,023,155	42.4%	801,491	38.1%
Real estate construction	203,242	8.4%	186,170	8.9%
Residential real estate	409,571	17.0%	376,705	17.9%
Agricultural real estate	118,241	4.9%	86,486	4.1%
Total real estate loans	1,754,209	72.7%	1,450,852	69.0%
Consumer	54,464	2.3%	49,361	2.4%
Agricultural	99,082	4.1%	95,547	4.5%
Total loans held for investment	$2,411,471	100.0%	$2,103,279	100.0%
Total loans held for sale	$43,875	100.0%	$16,344	100.0%
Total loans (net of allowances)	$2,401,388	100.0%	$2,094,781	100.0%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, provide working capital, or meet other financing needs of the business.  Our commercial and industrial portfolio totaled $503.7 million at June 30, 2018, a decrease of $3.8 million, or 0.8%, compared to December 31, 2017.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Our commercial real estate loans were $1.02 billion at June 30, 2018, an increase of $221.7 million, or 27.7%, compared to December 31, 2017.

Real estate construction:  Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer. Our real estate construction portfolio totaled $203.2 million at June 30, 2018, an increase of $17.1 million, or 9.2%, compared to December 31, 2017.

Residential real estate:  Residential real estate loans include loans secured by primary or secondary personal residences.  Our residential real estate portfolio totaled $409.6 million at June 30, 2018, an increase of $32.9 million, or 8.7%, compared to December 31, 2017.  Our purchased residential real estate loans totaled $74.9 million at June 30, 2018, a decrease of $10.9 million, or 12.7%, compared to December 31, 2017.

Agricultural real estate, Agricultural, Consumer and other:  Agricultural real estate loans are loans related to farmland.  Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  Consumer loans are generally secured by consumer assets, but may be unsecured.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2018 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2018
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$193,961	$207,650	$102,105	$503,716
Real Estate:
Commercial real estate	138,198	552,833	332,124	1,023,155
Real estate construction	84,915	96,146	22,181	203,242
Residential real estate	12,376	16,033	381,162	409,571
Agricultural real estate	44,244	40,150	33,847	118,241
Total real estate	279,733	705,162	769,314	1,754,209
Consumer	8,789	36,484	9,191	54,464
Agricultural	71,355	23,687	4,040	99,082
Total	$553,838	$972,983	$884,650	$2,411,471
Loans with a predetermined fixed interest rate	295,063	596,837	291,766	1,183,666
Loans with an adjustable/floating interest rate	258,775	376,146	592,884	1,227,805
Total	$553,838	$972,983	$884,650	$2,411,471

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2017 are summarized in the following table:

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

The risk category of loans by class of loans is as follows as of June 30, 2018:

Risk Category of Loans by Class

	As of June 30, 2018
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$486,469	$17,247	$503,716
Real estate:
Commercial real estate	1,010,178	12,977	1,023,155
Real estate construction	201,107	2,135	203,242
Residential real estate	403,988	5,583	409,571
Agricultural real estate	108,349	9,892	118,241
Total real estate	1,723,622	30,587	1,754,209
Consumer	53,931	533	54,464
Agricultural	92,555	6,527	99,082
Total	$2,356,577	$54,894	$2,411,471

The risk category of loans by class of loans is as follows as of December 31, 2017:

Risk Category of Loans by Class

	As of December 31, 2017
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$486,150	$21,369	$507,519
Real estate:
Commercial real estate	787,894	13,597	801,491
Real estate construction	183,564	2,606	186,170
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Total real estate	1,418,693	32,159	1,450,852
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,041,881	$61,398	$2,103,279

At June 30, 2018, loans considered pass rated credits increased to 97.7% of total loans, up from 97.1% of total loans at December 31, 2017.  Classified loans were $54.9 million at June 30, 2018, a decrease of $6.5 million, or 10.6%, from $61.4 million at December 31, 2017.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$37,948	$40,276
Accruing loans 90 or more days past due	302	—
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	7,623	7,907
Total nonperforming assets	$45,873	$48,183
Ratios:
Nonperforming assets to total assets	1.24%	1.52%
Nonperforming assets to total loans plus OREO	1.90%	2.28%

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

We had $37.9 million in nonperforming loans at June 30, 2018, compared with $40.3 million at December 31, 2017.  The nonperforming loans at June 30, 2018 consisted of 288 separate credits and 187 separate borrowers.  We had nine non-performing loan relationships with an outstanding balance in excess of $1.0 million as of June 30, 2018.  There were $5.7 million non-performing loans that were directly related to the Prairie merger, $6.9 million directly related to the Eastman merger, $492 thousand directly related to the Cache merger, $3.2 million directly related to the KBC merger and $1.6 million directly related to the ADBI merger.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At June 30, 2018, the Company had $22.5 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $21.1 million at December 31, 2017.

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

The Company also monitors the aging of loans less than 90 days past due as reported in “NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.  There were $3.1 million loans 30-59 days past due and $1.8 million loans 60-89 days past due at June 30, 2018, compared to $3.9 million loans 30-59 days past due and $1.3 million loans 60-89 days past due at December 31, 2017.

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

Recorded Investment in Purchased Credit Impaired Loans

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
Contractually required payments	$43,601	$41,349
Discount	(12,165)	(12,492)
Recorded investment	$31,436	$28,857

Analysis of allowance for loan losses:  At June 30, 2018, the allowance for loan losses totaled $10.1 million, or 0.42% of total loans.  At December 31, 2017, the allowance for loan losses aggregated $8.5 million, or 0.40% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $9.5 million, or 0.40%, of the $2.40 billion in loans collectively evaluated for impairment at June 30, 2018, compared to an allowance for loan losses of $7.6 million, or 0.36% of the $2.09 billion in loans collectively evaluated for impairment at December 31, 2017.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans decreased to 0.00% for the three months ended June 30, 2018, as compared to 0.03% for the three months ended June 30, 2017.  Annualized net losses as a percentage of average loans decreased to 0.03% for the six months ended June 30, 2018, as compared to 0.08% for the six months ended June 30, 2017.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Average loans outstanding	$2,317,071	$1,519,289	$2,220,559	$1,461,503
Gross loans outstanding at end of period(1)	$2,411,471	$1,529,396	$2,411,471	$1,529,396
Allowance for loan losses at beginning of the period	$9,316	$7,048	$8,498	$6,432
Provision for loan losses	750	628	1,920	1,723
Charge-offs:
Commercial and industrial	(77)	(409)	(86)	(422)
Real estate:
Commercial real estate	—	(29)	(29)	(92)
Real estate construction	—	—	—	—
Residential real estate	(148)	(27)	(271)	(238)
Agricultural real estate	(80)	(3)	(80)	(3)
Consumer	(203)	(242)	(509)	(601)
Agricultural	(4)	―	(43)	(41)
Total charge-offs	(512)	(710)	(1,018)	(1,397)
Recoveries:
Commercial and industrial	7	23	8	26
Real estate:
Commercial real estate	269	406	277	474
Real estate construction	—	—	—	—
Residential real estate	184	93	197	98
Agricultural real estate	—	—	3	—
Consumer	61	75	189	207
Agricultural	8	5	9	5
Total recoveries	529	602	683	810
Net recoveries (charge-offs)	17	(108)	(335)	(587)
Allowance for loan losses at end of the period	$10,083	$7,568	$10,083	$7,568
Ratio of allowance to period-end loans	0.42%	0.49%	0.42%	0.49%
Annualized ratio of net charge-offs (recoveries) to average loans	0.00%	0.03%	0.03%	0.08%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	June 30, 2018		December 31, 2017
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$2,254	22.4%	$2,136	25.1%
Real estate:
Commercial real estate	2,800	27.8%	2,047	24.1%
Real estate construction	695	6.9%	693	8.2%
Residential real estate	2,663	26.4%	2,262	26.6%
Agricultural real estate	334	3.3%	319	3.8%
Consumer	983	9.7%	768	9.0%
Agricultural	354	3.5%	273	3.2%
Total allowance for loan losses	$10,083	100.0%	$8,498	100.0%

Management believes that the allowance for loan losses at June 30, 2018 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2018.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At June 30, 2018, the carrying amount of investment securities totaled $846.2 million, an increase of $148.5 million, or 21.3%, compared with December 31, 2017.  At June 30, 2018, securities represented 22.8% of total assets compared with 22.0% at December 31, 2017.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities (issued by government-sponsored entities)	$186,157	$180,238	$163,374	$161,591
State and political subdivisions	—	—	195	195
Equity securities	—	—	500	486
Total available-for-sale securities	$186,157	$180,238	$164,069	$162,272

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	June 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$5,358	$5,334	$998	$985
Residential mortgage-backed securities (issued by government-sponsored entities)	481,294	469,028	383,875	379,582
Corporate	22,993	23,330	22,991	23,346
Small Business Administration loan pools	1,884	1,850	2,048	2,034
State and political subdivisions	154,466	153,470	125,550	126,797
Total held-to-maturity securities	$665,995	$653,012	$535,462	$532,744

At June 30, 2018 and December 31, 2017, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2018 and December 31, 2017.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	June 30, 2018
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$913	1.82%	$14	3.14%	$130	2.38%	$179,181	3.04%	$180,238	3.03%
Total available-for-sale securities	$913	1.82%	$14	3.14%	$130	2.38%	$179,181	3.04%	$180,238	3.03%
Held-to-maturity securities:
U.S. government-sponsored entities	$1,497	2.01%	$3,861	2.32%	$—	—%	$—	—%	$5,358	2.23%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	9,001	2.61%	51,456	2.69%	420,837	2.99%	481,294	2.95%
Corporate	—	—%	5,202	2.74%	17,791	5.12%	—	—%	22,993	4.58%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,884	2.61%	1,884	2.61%
State and political subdivisions(1)	3,558	2.64%	26,127	2.91%	39,039	3.00%	85,742	3.28%	154,466	3.13%
Total held-to-maturity securities	$5,055	2.46%	$44,191	2.78%	$108,286	3.20%	$508,463	3.03%	$665,995	3.04%
Total debt securities	$5,968	2.36%	$44,205	2.78%	$108,416	3.20%	$687,644	3.04%	$846,233	3.04%

(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2017
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage- backed securities (issued by government- sponsored entities)	$3,461	1.82%	$20	3.14%	$171	2.38%	$157,939	2.90%	$161,591	2.87%
State and political subdivisions(1)	195	1.11%	—	—%	—	—%	—	—%	195	1.11%
Total available-for-sale securities	$3,656	1.78%	$20	3.14%	$171	2.38%	$157,939	2.90%	$161,786	2.87%
Held-to-maturity securities:
U.S. government- sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	9,203	2.60%	23,979	2.52%	350,693	2.86%	383,875	2.83%
Corporate	—	—%	5,236	2.74%	17,755	4.69%	—	—%	22,991	4.25%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,048	2.61%	2,048	2.61%
State and political subdivisions(1)	2,871	2.35%	21,022	3.02%	25,351	3.16%	76,306	3.23%	125,550	3.16%
Total held-to-maturity securities	$2,871	2.35%	$36,459	2.84%	$67,085	3.34%	$429,047	2.93%	$535,462	2.97%
Total debt securities	$6,527	2.03%	$36,479	2.84%	$67,256	3.33%	$586,986	2.92%	$697,248	2.95%
(2)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At June 30, 2018 and December 31, 2017, 90.7% and 93.0% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.7 years and 5.5 years and a modified duration of 4.9 years and 4.8 years.

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

The following table shows our composition of deposits at June 30, 2018 and December 31, 2017:

Composition of Deposits

	June 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$442,279	16.8%	$366,530	15.4%
Interest-bearing demand	624,044	23.7%	550,577	23.1%
Savings and money market	763,579	29.0%	688,407	28.9%
Time	805,146	30.6%	776,499	32.6%
Total deposits	$2,635,048	100.1%	$2,382,013	100.0%

Total deposits at June 30, 2018 were $2.64 billion, an increase of $253.0 million, or 10.6%, compared to total deposits of $2.38 billion at December 31, 2017.  The increase in total deposits is due to increases in non-interest-bearing demand deposits of $75.7 million, or 20.7%, savings and money market deposits of $75.2 million, or 10.9%, interest-bearing demand deposits of $73.5 million, or 13.3% and time deposits of $28.6 million, or 3.7%.  The KBC merger added $53.1 million in non-interest-bearing demand deposits, $156.3 million in savings, NOW and money market deposits and $78.9 million in time deposits.  The ADBI merger added $27.5 million in non-interest-bearing demand deposits, $34.7 million in savings, NOW and money market deposits and $35.0 million in time deposits.   These merger increases were partially offset by decreases in funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program and a decrease in public fund balances related to distribution of tax monies at the local level.

Included in the savings and money market deposits are brokered deposit balances of $27.8 million as of June 30, 2018 and $23.2 million as of December 31, 2017.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of June 30, 2018 were $20.6 million and $63.0 million at December 31, 2017.  These balances were customer funds placed in the CDARS program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(Dollars in thousands)
3 months or less	$121,408	$133,588
Over 3 through 6 months	64,123	98,523
Over 6 through 12 months	158,712	131,098
Over 12 months	192,895	155,457
Total Time Deposits	$537,138	$518,666

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements:  We have available federal funds lines of credit with our correspondent banks.  As of June 30, 2018 and December 31, 2017, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  Retail repurchase agreements are secured by investment securities held by us totaling $43.7 million at June 30, 2018 and $44.8 million at December 31, 2017.  The agreements are on a day-to-day basis and can be terminated on demand.  At June 30, 2018 and December 31, 2017, we had retail repurchase agreements with banking customers of $41.4 million and $37.5 million.

FHLB advances:  FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  At June 30, 2018 and December 31, 2017 we had no term advances with the FHLB.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  Our FHLB borrowings were collateralized by certain qualifying loans totaling $819.2 million at June 30, 2018.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $235.3 million at June 30, 2018.

Bank stock loan:  On June 30, 2018, we had an outstanding balance of $18.4 million on a $30 million borrowing facility from an unaffiliated financial institution, secured by our stock in Equity Bank.  The borrowing facility will mature on March 11, 2019.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the Prime Rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments are due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  We are also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.  The terms of the loan require us and Equity Bank to maintain minimum capital ratios and other covenants.  The loan and accrued interest may be pre-paid at any time without penalty.  In the event of default, the lender has the option to declare all outstanding balances as immediately due.  At June 30, 2018, we had a balance of $2.4 million outstanding with a maturity of January 1, 2023, with a rate of 5.00%, and a balance of $16.0 million outstanding with a maturity of July 1, 2023, also with a rate of 5.00%.  For additional information see “Note 5 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statements.  We believe we are in compliance with the terms of the borrowing facility and have not been otherwise notified of noncompliance.

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

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $14.1 million at June 30, 2018 and $14.0 million at December 31, 2017.

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

During the six-month periods ended June 30, 2018 and 2017 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.22 billion for the six months ended June 30, 2018, an increase of 40.9% over December 31, 2017 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 5.7 years and a modified duration of 4.9 years at June 30, 2018.

Cash and cash equivalents were $47.7 million at June 30, 2018, a decrease of $4.5 million from the $52.2 million cash and cash equivalents at December 31, 2017.  The net cash provided by financing activities of $95.9 million was partially offset by the net cash used in operating activities of $10.7 million and net cash used in investing activities of $89.8 million, resulting in a net use of cash and cash equivalents of $4.5 million.  Cash and cash equivalents at January 1, 2018 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first six months of 2018 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of June 30, 2018 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of June 30, 2018

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$6,122	$1,037	$24	$—	$7,183
Commitments to extend credit	251,125	81,955	96,334	56,318	485,732
Total	$257,247	$82,992	$96,358	$56,318	$492,915

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2018 and December 31, 2017, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of June 30, 2018, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $433.3 million at June 30, 2018, an increase of $59.1 million, or 15.8%, compared with December 31, 2017.  The increase was attributable to common stock of $31.9 million, net of issuance expenses, issued as part of the merger with KBC, common stock of $13.2 million, net of issuance expenses, issued as part of the merger with ADBI, retained earnings of $15.6 million for the six months ended June 30, 2018, common stock issued upon the exercise of stock options of $18 thousand, stock based compensation of $1.3 million and a change in accumulated other comprehensive income of $2.9 million.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and tangible book value per diluted common share and compares these values with book value per common share:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$433,282	$381,487	$374,144	$291,835	$286,058
Less: goodwill	125,485	103,412	104,907	64,587	64,587
Less: core deposit intangibles, net	19,800	10,355	10,738	5,476	5,719
Less: mortgage servicing asset, net	14	16	17	19	20
Less: naming rights, net	1,239	1,249	1,260	1,271	1,282
Tangible common equity	$286,744	$266,455	$257,222	$220,482	$214,450
Common shares issued at period end	15,780,777	14,609,414	14,605,607	12,230,319	12,206,319
RSU shares vested	6,768	11,844	—	—	—
Common shares outstanding at period end	15,787,545	14,621,258	14,605,607	12,230,319	12,206,319
Diluted common shares outstanding at period end	16,131,096	14,923,798	14,873,257	12,501,484	12,441,429
Book value per common share	$27.44	$26.09	$25.62	$23.86	$23.44
Tangible book value per common share	$18.16	$18.22	$17.61	$18.03	$17.57
Tangible book value per diluted common share	$17.78	$17.85	$17.29	$17.64	$17.24

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Total stockholders’ equity	$433,282	$381,487	$374,144	$291,835	$286,058
Less: goodwill	125,485	103,412	104,907	64,587	64,587
Less: core deposit intangibles, net	19,800	10,355	10,738	5,476	5,719
Less: mortgage servicing asset, net	14	16	17	19	20
Less: naming rights, net	1,239	1,249	1,260	1,271	1,282
Tangible common equity	$286,744	$266,455	$257,222	$220,482	$214,450
Total assets	$3,712,185	$3,176,062	$3,170,509	$2,405,426	$2,408,624
Less: goodwill	125,485	103,412	104,907	64,587	64,587
Less: core deposit intangibles, net	19,800	10,355	10,738	5,476	5,719
Less: mortgage servicing asset, net	14	16	17	19	20
Less: naming rights, net	1,239	1,249	1,260	1,271	1,282
Tangible assets	$3,565,647	$3,061,030	$3,053,587	$2,334,073	$2,337,016
Equity to assets	11.67%	12.01%	11.80%	12.13%	11.88%
Tangible common equity to tangible assets	8.04%	8.70%	8.42%	9.45%	9.18%

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

The following table reconciles, as of the dates set forth below, return on average stockholders equity and return on average tangible common equity:

	As of and for the three months ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Total average stockholders’ equity	$413,474	$377,895	$337,519	$289,007	$283,187
Less: average intangible assets	134,146	116,634	96,620	71,465	71,720
Average tangible common equity	$279,328	$261,261	$240,899	$217,542	$211,467
Net income allocable to common stockholders	$6,867	$8,711	$4,274	$5,157	$6,354
Amortization of intangible assets	637	396	349	256	247
Less: tax effect of intangible assets amortization	134	83	122	90	86
Adjusted net income allocable to common stockholders	$7,370	$9,024	$4,501	$5,323	$6,515
Return on total average stockholders’ equity (ROAE) annualized	6.66%	9.35%	5.02%	7.08%	9.00%
Return on average tangible common equity (ROATCE) annualized	10.58%	14.01%	7.41%	9.71%	12.36%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio:

	Three months ended
	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017	June 30, 2017
	(Dollars in thousands)
Non-interest expense	$25,975	$19,627	$20,718	$16,388	$15,131
Less: Merger expenses	5,236	531	3,267	1,023	136
Non-interest expense, excluding merger expenses	$20,739	$19,096	$17,451	$15,365	$14,995
Net interest income	$30,920	$27,787	$24,589	$20,321	$21,199
Non-interest income	$4,592	$4,251	$4,104	$4,035	$3,962
Less: net gain (loss) from securities transactions	(2)	(8)	—	175	83
Non-interest income, excluding net gain from securities transactions	$4,594	$4,259	$4,104	$3,860	$3,879
Net interest income plus non-interest income, excluding net gain from securities transactions	$35,514	$32,046	$28,693	$24,181	$25,078
Non-interest expense to net interest income plus non-interest income	73.14%	61.26%	72.21%	67.29%	60.14%
Efficiency Ratio	58.40%	59.59%	60.82%	63.54%	59.79%

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

The change in the impact of net interest income from the base case for June 30, 2018 and December 31, 2017, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for June 30, 2018 and December 31, 2017 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 46.3% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2018	December 31, 2017
+300 basis points	(14.7)%	(9.8)%
+200 basis points	(9.2)%	(5.9)%
+100 basis points	(4.1)%	(2.7)%
0 basis points	—	—
-100 basis points	2.4%	0.2%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated:

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2018	December 31, 2017
+300 basis points	(18.7)%	(15.4)%
+200 basis points	(10.8)%	(8.5)%
+100 basis points	(2.8)%	(2.0)%
0 basis points	—	—
-100 basis points	0.5%	(2.7)%

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
2.1

Agreement and Plan of Merger by and among Equity Bancshares, Inc., Equity Bank, Docking Bancshares, Inc. and City Bank and Trust Company, dated as of June 12, 2018 (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K filed with the SEC on June 13, 2018).

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

Equity Bancshares, Inc.

August 9, 2018	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 9, 2018	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer