Form 10-Q
period 2018-09-30
EQUITY BANCSHARES INC
filed 2018-11-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of November 2, 2018
Class A Common Stock, par value $0.01 per share	15,792,695
Class B Non-Voting Common Stock, par value $0.01 per share	0

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2018 and December 31, 2017

(Dollar amounts in thousands)

	(Unaudited) September 30,	December 31,
	2018	2017
ASSETS
Cash and due from banks	$60,195	$48,034
Federal funds sold	1,184	4,161
Cash and cash equivalents	61,379	52,195
Interest-bearing time deposits in other banks	6,741	3,496
Available-for-sale securities	172,388	162,272
Held-to-maturity securities, fair value of $695,466 and $532,744	713,899	535,462
Loans held for sale	43,372	16,344
Loans, net of allowance for loan losses of $11,010 and $8,498	2,546,045	2,094,781
Other real estate owned, net	7,014	7,907
Premises and equipment, net	79,607	63,449
Bank-owned life insurance	72,587	68,384
Federal Reserve Bank and Federal Home Loan Bank stock	38,838	24,373
Interest receivable	17,129	12,371
Goodwill	131,723	104,907
Core deposit intangibles, net	22,466	10,738
Other	17,848	13,830
Total assets	$3,931,036	$3,170,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$483,432	$366,530
Total non-interest-bearing deposits	483,432	366,530
Savings, NOW, and money market	1,486,283	1,238,984
Time	851,531	776,499
Total interest-bearing deposits	2,337,814	2,015,483
Total deposits	2,821,246	2,382,013
Federal funds purchased and retail repurchase agreements	43,250	37,492
Federal Home Loan Bank advances	570,907	347,692
Bank stock loan	24,412	2,500
Subordinated debentures	14,186	13,968
Contractual obligations	1,734	1,967
Interest payable and other liabilities	12,064	10,733
Total liabilities	3,487,799	2,796,365
Commitments and contingent liabilities, see Notes 10 and 11
Stockholders’ equity, see Note 6
Common stock	173	161
Additional paid-in capital	378,516	331,339
Retained earnings	91,401	65,512
Accumulated other comprehensive loss	(7,077)	(3,092)
Employee stock loans	(121)	(121)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	443,237	374,144
Total liabilities and stockholders’ equity	$3,931,036	$3,170,509

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months ended September 30, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2018	2017	2018	2017
Interest and dividend income
Loans, including fees	$36,335	$20,420	$98,484	$60,482
Securities, taxable	4,836	2,982	12,671	8,930
Securities, nontaxable	1,097	863	3,001	2,510
Federal funds sold and other	754	323	1,820	963
Total interest and dividend income	43,022	24,588	115,976	72,885
Interest expense
Deposits	6,510	3,270	16,566	8,740
Federal funds purchased and retail repurchase agreements	30	15	77	40
Federal Home Loan Bank advances	3,155	731	6,548	1,967
Bank stock loan	265	—	448	—
Subordinated debentures	307	251	875	725
Total interest expense	10,267	4,267	24,514	11,472
Net interest income	32,755	20,321	91,462	61,413
Provision for loan losses	1,291	727	3,211	2,450
Net interest income after provision for loan losses	31,464	19,594	88,251	58,963
Non-interest income
Service charges and fees	1,912	1,348	5,221	3,797
Debit card income	1,667	1,175	4,442	3,385
Mortgage banking	392	521	1,017	1,546
Increase in value of bank-owned life insurance	521	359	1,681	1,068
Net gain (loss) from securities transactions	(4)	175	(14)	271
Other	945	457	1,929	1,269
Total non-interest income	5,433	4,035	14,276	11,336
Non-interest expense
Salaries and employee benefits	12,361	8,353	34,881	24,395
Net occupancy and equipment	2,125	1,603	5,938	4,621
Data processing	2,195	1,218	5,837	3,570
Professional fees	686	759	2,245	1,737
Advertising and business development	802	535	2,086	1,677
Telecommunications	451	275	1,252	966
FDIC insurance	457	290	1,211	615
Courier and postage	321	222	879	684
Free nationwide ATM cost	364	238	986	683
Amortization of core deposit intangibles	694	243	1,703	687
Loan expense	319	199	810	658
Other real estate owned	355	219	(48)	494
Merger expenses	757	1,023	6,524	2,085
Other	1,760	1,211	4,945	3,873
Total non-interest expense	23,647	16,388	69,249	46,745
Income before income taxes	13,250	7,241	33,278	23,554
Provision for income taxes	2,928	2,084	7,378	7,179
Net income and net income allocable to common stockholders	$10,322	$5,157	$25,900	$16,375
Basic earnings per share	$0.65	$0.42	$1.70	$1.36
Diluted earnings per share	$0.64	$0.41	$1.66	$1.33

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months ended September 30, 2018 and 2017

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$10,322	$5,157	$25,900	$16,375
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(1,565)	119	(5,701)	652
Amortization of unrealized losses on held-to-maturity securities	114	135	348	399
Reclassification adjustment for net gains included in net income	—	(175)	—	(271)
Total other comprehensive income (loss)	(1,451)	79	(5,353)	780
Tax effect	368	(30)	1,357	(298)
Other comprehensive income (loss), net of tax	(1,083)	49	(3,996)	482
Comprehensive income	$9,239	$5,206	$21,904	$16,857

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2018 and 2017

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at July 1, 2017	12,206,319	$137	$252,469	$55,546	$(2,269)	$(170)	$(19,655)	$286,058
Net income	—	—	—	5,157	—	—	—	5,157
Other comprehensive income, net of tax effects	—	—	—	—	49	—	—	49
Stock based compensation	—	—	150	—	—	—	—	150
Common stock issued upon exercise of stock options	24,000	—	408	—	—	—	—	408
Repayments on employee stock loans	—	—	—	—	—	13	—	13
Balance at September 30, 2017	12,230,319	$137	$253,027	$60,703	$(2,220)	$(157)	$(19,655)	$291,835

Balance at July 1, 2018	15,780,777	$173	$377,800	$81,079	$(5,994)	$(121)	$(19,655)	$433,282
Net income	—	—	—	10,322	—	—	—	10,322
Other comprehensive income, net of tax effects	—	—	—	—	(1,083)	—	—	(1,083)
Stock based compensation	6,768	—	611	—	—	—	—	611
Common stock issued upon exercise of stock options	5,150	—	105	—	—	—	—	105
Balance at September 30, 2018	15,792,695	$173	$378,516	$91,401	$(7,077)	$(121)	$(19,655)	$443,237

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2018 and 2017

(Unaudited)

(Dollar amounts in thousands, except per share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2017	11,680,308	$132	$236,103	$44,328	$(2,702)	$(242)	$(19,655)	$257,964
Net income	—	—	—	16,375	—	—	—	16,375
Other comprehensive income, net of tax effects	—	—	—	—	482	—	—	482
Stock based compensation	3,712	—	882	—	—	—	—	882
Common stock issued upon exercise of stock options	66,834	—	1,134	—	—	—	—	1,134
Repayments on employee stock loans	—	—	—	—	—	85	—	85
Issuance of common stock in connection with the acquisition of Prairie State Bancshares, Inc., net of issuance expenses of $329	479,465	5	14,908	—	—	—	—	14,913
Balance at September 30, 2017	12,230,319	$137	$253,027	$60,703	$(2,220)	$(157)	$(19,655)	$291,835

Balance at January 1, 2018	14,605,607	$161	$331,339	$65,512	$(3,092)	$(121)	$(19,655)	$374,144
Net income	—	—	—	25,900	—	—	—	25,900
Other comprehensive income, net of tax effects	—	—	—	—	(3,996)	—	—	(3,996)
Stock based compensation	15,776	—	1,950	—	—	—	—	1,950
Common stock issued upon exercise of stock options	6,400	—	123	—	—	—	—	123
Adoption of ASU 2016-01 reclassifying AFS equity securities with readily determined fair value	—	—	—	(11)	11	—	—	—
Issuance of common stock in connection with the acquisition of Kansas Bank Corporation, net of issuance expenses of $207	820,849	8	31,888	—	—	—	—	31,896
Issuance of common stock in connection with the acquisition of Adams Dairy Bancshares, Inc., net of issuance expenses of $236	344,063	4	13,216	—	—	—	—	13,220
Balance at September 30, 2018	15,792,695	$173	$378,516	$91,401	$(7,077)	$(121)	$(19,655)	$443,237

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	(Unaudited) September 30,
	2018	2017
Cash flows from operating activities
Net income	$25,900	$16,375
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	1,950	882
Depreciation	2,276	1,820
Provision for loan losses	3,211	2,450
Net (accretion) amortization of purchase accounting adjustments	(4,090)	(3,676)
Amortization of premiums and discounts on securities	2,364	2,053
Amortization of intangibles	1,740	692
Deferred income taxes	(150)	(77)
FHLB stock dividends	(1,053)	(550)
Loss (gain) on sales and valuation adjustments on other real estate owned	(384)	(33)
Net loss (gain) on securities transactions	(1)	(271)
Change in unrealized loss (gain) on equity securities	15	—
Loss (gain) on disposal of premise and equipment	(189)	1
Loss (gain) on sale of foreclosed assets	(7)	—
Loss (gain) on sales of loans	(842)	(1,298)
Originations of loans held for sale	(280,830)	(53,986)
Proceeds from the sale of loans held for sale	254,645	55,830
Increase in the value of bank-owned life insurance	(1,681)	(1,068)
Change in fair value of derivatives recognized in earnings	(9)	4
Net change in:
Interest receivable	(2,012)	(442)
Other assets	90	(2,043)
Interest payable and other liabilities	953	2
Net cash provided by (used in) operating activities	1,896	16,665
Cash flows to investing activities
Purchases of available-for-sale securities	(36,007)	(23,908)
Purchases of held-to-maturity securities	(96,239)	(102,975)
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	52,571	38,981
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	53,707	42,680
Net change in interest-bearing time deposits in other banks	992	747
Net change in loans	(132,796)	(28,038)
Purchase of premises and equipment	(7,081)	(4,479)
Proceeds from sale of premise and equipment	1,200	2
Proceeds from sale of foreclosed assets	170	—
Net redemption (purchase) of FHLB and FRB stock	(11,864)	293
Proceeds from sale of other real estate owned	2,991	4,678
Proceeds from bank-owned life insurance death benefits	347	—
Purchase of Prairie, net of cash acquired	—	(6,744)
Cash paid for acquisition of Eastman	(55)	—
Purchase of KBC, net of cash acquired	12,774	—
Purchase of Adams, net of cash acquired	(1,385)	—
Purchase of City Bank, net of cash acquired	8,759	—
Net cash provided by (used in) investing activities	(151,916)	(78,763)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(73,220)	112,565
Net change in federal funds purchased and retail repurchase agreements	5,758	10,544
Net borrowings (payments) on Federal Home Loan Bank line of credit	205,365	(69,567)
Principal payments on Federal Home Loan Bank term advances	(500)	—

Proceeds from bank stock loan	22,500	—
Principal payments on bank stock loan	(588)	—
Principal payments on employee stock loans	—	85
Proceeds from the exercise of employee stock options	123	1,134
Net change in contractual obligations	(234)	(293)
Net cash provided by (used in) financing activities	159,204	54,468
Net change in cash and cash equivalents	9,184	(7,630)
Cash and cash equivalents, beginning of period	52,195	35,095
Ending cash and cash equivalents	$61,379	$27,465
Supplemental cash flow information:
Interest paid	$22,894	$10,461
Income taxes paid, net of refunds	7,281	6,222
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	1,408	4,158
Total fair value of assets acquired in purchase of Prairie, net of cash	—	146,509
Total fair value of liabilities assumed in purchase of Prairie	—	125,591
Total fair value of assets acquired in purchase of KBC, net of cash	294,215	—
Total fair value of liabilities assumed in purchase of KBC	289,103	—
Total fair value of assets acquired in purchase of Adams, net of cash	108,545	—
Total fair value of liabilities assumed in purchase of Adams	102,406	—
Total fair value of assets acquired in purchase of City Bank, net of cash	129,758	—
Total fair value of liabilities assumed in purchase of City Bank	144,353	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 16, 2018.  Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or any other period.

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

Except for gains or losses from the sale of OREO, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2018, and 2017.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Non-interest income
Service charges and fees	$1,912	$1,348	$5,221	$3,797
Debit card income	1,667	1,175	4,442	3,385
Mortgage banking(a)	392	521	1,017	1,546
Increase in bank-owned life insurance(a)	521	359	1,681	1,068
Net gain (loss) from securities transactions(a)	(4)	175	(14)	271
Other(b)	945	457	1,929	1,269
Total	$5,433	$4,035	$14,276	$11,336
(a) Not within the scope of ASC 606.

(b) The Other category includes investment referral income, insurance sales commissions and other non-interest income related to loans and deposits totaling $636 and $1,525 for the three months and nine months ended September 30, 2018, which is within the scope of ASC 606; the remaining balances of $309 and $404 for the three months and nine months ended September 30, 2018, represents recovery on zero-basis purchased loans, income from equity method investments and other remaining items considered insignificant, which is outside the scope of ASC 606.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2018
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$179,872	$—	$(7,484)	$172,388
	$179,872	$—	$(7,484)	$172,388
December 31, 2017
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$163,374	$36	$(1,819)	$161,591
State and political subdivisions	195	—	—	195
Equity securities	500	—	(14)	486
	$164,069	$36	$(1,833)	$162,272

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following table.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$3,867	$—	$(33)	$3,834
Residential mortgage-backed (securities issued by government sponsored entities)	531,639	60	(16,093)	515,606
Corporate	22,993	210	(45)	23,158
Small Business Administration loan pools	1,746	—	(60)	1,686
State and political subdivisions	153,654	373	(2,845)	151,182
	$713,899	$643	$(19,076)	$695,466
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(13)	$985
Residential mortgage-backed (securities issued by government sponsored entities)	383,875	573	(4,866)	379,582
Corporate	22,991	355	—	23,346
Small Business Administration loan pools	2,048	—	(14)	2,034
State and political subdivisions	125,550	1,694	(447)	126,797
	$535,462	$2,622	$(5,340)	$532,744

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at September 30, 2018, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$5,188	$5,186
One to five years	—	—	34,340	34,289
Five to ten years	—	—	58,092	58,087
After ten years	—	—	84,640	82,298
Mortgage-backed securities	179,872	172,388	531,639	515,606
Total debt securities	$179,872	$172,388	$713,899	$695,466

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $740,625 at September 30, 2018 and $570,146 at December 31, 2017.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2018 and December 31, 2017.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$108,485	$(3,946)	$63,903	$(3,538)	$172,388	$(7,484)
Total temporarily impaired securities	$108,485	$(3,946)	$63,903	$(3,538)	$172,388	$(7,484)
December 31, 2017
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$78,884	$(437)	$58,540	$(1,382)	$137,424	$(1,819)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$78,884	$(437)	$59,026	$(1,396)	$137,910	$(1,833)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$2,860	$(9)	$975	$(24)	$3,835	$(33)
Residential mortgage-backed (issued by government-sponsored entities)	242,033	(3,495)	259,595	(13,958)	501,628	(17,453)
Corporate	5,139	(117)	—	—	5,139	(117)
Small Business Administration loan pools	777	(22)	908	(58)	1,685	(80)
State and political subdivisions	85,477	(1,516)	32,175	(1,743)	117,652	(3,259)
Total temporarily impaired securities	$336,286	$(5,159)	$293,653	$(15,783)	$629,939	$(20,942)
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$985	$(13)	$985	$(13)
Residential mortgage-backed (issued by government-sponsored entities)	147,281	(1,263)	198,239	(5,030)	345,520	(6,293)
Corporate	5,312	(16)	—	—	5,312	(16)
Small Business Administration loan pools	926	(1)	1,108	(38)	2,034	(39)
State and political subdivisions	22,100	(123)	26,387	(439)	48,487	(562)
Total temporarily impaired securities	$175,619	$(1,403)	$226,719	$(5,520)	$402,338	$(6,923)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of September 30, 2018, the Company held 41 available-for-sale securities and 567 held-to-maturity securities in an unrealized loss position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Proceeds	$—	$17,804	$—	$24,326
Gross gains	—	175	—	271
Gross losses	—	—	—	—
Income tax expense on net realized gains	—	67	—	104

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Commercial real estate	$1,262,388	$987,661
Commercial and industrial	551,235	507,519
Residential real estate	445,012	376,705
Agricultural real estate	135,825	86,486
Consumer	63,865	49,361
Agricultural	98,730	95,547
Total loans	2,557,055	2,103,279
Allowance for loan losses	(11,010)	(8,498)
Net loans	$2,546,045	$2,094,781

The Company has participated in mortgage finance loans with another institution, (the “originator”).  These mortgage finance loans consist of ownership interests purchased in single family residential mortgages funded through the originator’s mortgage finance group.  These loans are typically on the Company’s balance sheet for 10 to 20 days.  As of September 30, 2018 and December 31, 2017, the Company had balances of $0 and $10,000 in mortgage finance loans classified as commercial and industrial.

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  As of September 30, 2018 and December 31, 2017, residential real estate loans include $69,663 and $85,868 of purchased residential real estate loans.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $11,999 with related loans of $889,738 at September 30, 2018, and $6,842 with related loans of $796,064 at December 31, 2017.

Over-draft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $1,212 at September 30, 2018 and $741 at December 31, 2017.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended September 30, 2018 and 2017.

September 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,495	$2,254	$2,663	$334	$983	$354	$10,083
Provision for loan losses	734	287	(20)	28	330	(68)	1,291
Loans charged-off	(90)	(3)	(91)	(13)	(526)	—	(723)
Recoveries	11	22	56	13	256	1	359
Total ending allowance balance	$4,150	$2,560	$2,608	$362	$1,043	$287	$11,010

September 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,724	$2,070	$1,999	$109	$522	$144	$7,568
Provision for loan losses	331	(42)	105	31	301	1	727
Loans charged-off	(146)	(1)	—	(13)	(221)	—	(381)
Recoveries	8	8	3	—	35	1	55
Total ending allowance balance	$2,917	$2,035	$2,107	$127	$637	$146	$7,969

The following tables present the activity in the allowance for loan losses by class for the nine-month periods ended September 30, 2018 and 2017.

September 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Provision for loan losses	1,241	483	455	120	865	47	3,211
Loans charged-off	(119)	(89)	(362)	(93)	(1,035)	(43)	(1,741)
Recoveries	288	30	253	16	445	10	1,042
Total ending allowance balance	$4,150	$2,560	$2,608	$362	$1,043	$287	$11,010

September 30, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Provision for loan losses	253	543	479	108	951	116	2,450
Loans charged-off	(238)	(423)	(238)	(16)	(822)	(41)	(1,778)
Recoveries	482	34	101	—	242	6	865
Total ending allowance balance	$2,917	$2,035	$2,107	$127	$637	$146	$7,969

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of September 30, 2018 and December 31, 2017.

September 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$145	$98	$418	$22	$47	$10	$740
Collectively evaluated for impairment	3,378	2,449	2,173	337	996	277	9,610
Purchase credit impaired loans	627	13	17	3	—	—	660
Total	$4,150	$2,560	$2,608	$362	$1,043	$287	$11,010
Loan Balance:
Individually evaluated for impairment	$3,545	$5,084	$5,272	$2,571	$511	$249	$17,232
Collectively evaluated for impairment	1,241,479	539,602	436,659	127,909	63,103	96,044	2,504,796
Purchase credit impaired loans	17,364	6,549	3,081	5,345	251	2,437	35,027
Total	$1,262,388	$551,235	$445,012	$135,825	$63,865	$98,730	$2,557,055

December 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$130	$87	$386	$46	$56	$36	$741
Collectively evaluated for impairment	2,582	2,028	1,815	190	712	236	7,563
Purchase credit impaired loans	28	21	61	83	—	1	194
Total	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Loan Balance:
Individually evaluated for impairment	$2,728	$7,886	$4,829	$533	$556	$1,050	$17,582
Collectively evaluated for impairment	971,376	493,903	369,471	82,493	48,802	90,795	2,056,840
Purchase credit impaired loans	13,557	5,730	2,405	3,460	3	3,702	28,857
Total	$987,661	$507,519	$376,705	$86,486	$49,361	$95,547	$2,103,279

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of September 30, 2018 and December 31, 2017.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	September 30, 2018			December 31, 2017
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$2,310	$2,246	$—	$1,878	$1,567	$—
Commercial and industrial	4,409	4,359	—	8,679	8,020	—
Residential real estate	1,111	1,094	—	1,230	969	—
Agricultural real estate	2,393	2,355	—	52	52	—
Consumer	72	68	—	1	—	—
Agricultural	680	676	—	7	7	—
Subtotal	10,975	10,798	—	11,847	10,615	—
With an allowance recorded:
Commercial real estate	5,307	4,460	772	4,049	1,597	158
Commercial and industrial	1,415	1,290	112	1,310	1,113	108
Residential real estate	4,607	4,342	435	4,868	4,468	447
Agricultural real estate	262	244	24	1,266	1,034	129
Consumer	579	473	47	677	559	56
Agricultural	128	104	10	1,798	1,444	37
Subtotal	12,298	10,913	1,400	13,968	10,215	935
Total	$23,273	$21,711	$1,400	$25,815	$20,830	$935

The tables below present average recorded investment and interest income related to impaired loans for the three months and nine months ended September 30, 2018 and 2017.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,938	$14	$1,471	$44
Commercial and industrial	4,664	—	4,613	252
Residential real estate	918	6	557	1
Agricultural real estate	2,299	6	514	—
Consumer	53	—	—	—
Agricultural	417	—	164	1
Subtotal	10,289	26	7,319	298
With an allowance recorded:
Commercial real estate	2,463	79	1,542	-
Commercial and industrial	856	16	469	4
Residential real estate	4,309	16	4,071	12
Agricultural real estate	264	—	397	—
Consumer	480	1	412	4
Agricultural	143	—	206	2
Subtotal	8,515	112	7,097	22
Total	$18,804	$138	$14,416	$320

	As of and for the nine months ended
	September 30, 2018		September 30, 2017
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,840	$132	$1,307	$44
Commercial and industrial	6,188	66	4,255	252
Residential real estate	798	16	848	2
Agricultural real estate	1,196	18	888	12
Consumer	26	—	26	—
Agricultural	324	18	157	1
Subtotal	10,372	250	7,481	311
With an allowance recorded:
Commercial real estate	1,847	81	1,852	7
Commercial and industrial	858	16	331	4
Residential real estate	4,090	38	3,205	25
Agricultural real estate	476	2	210	—
Consumer	495	4	423	6
Agricultural	496	4	67	2
Subtotal	8,262	145	6,088	44
Total	$18,634	$395	$13,569	$355

The following tables present the aging of the recorded investment in past due loans as of September 30, 2018 and December 31, 2017, by portfolio and class of loans.

September 30, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$891	$1,998	$—	$19,564	$1,239,935	$1,262,388
Commercial and industrial	315	113	8	8,153	542,646	551,235
Residential real estate	763	827	—	6,230	437,192	445,012
Agricultural real estate	—	101	—	6,053	129,671	135,825
Consumer	572	84	2	787	62,420	63,865
Agricultural	12	—	—	2,509	96,209	98,730
Total	$2,553	$3,123	$10	$43,296	$2,508,073	$2,557,055

December 31, 2017	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,284	$22	$—	$11,607	$974,748	$987,661
Commercial and industrial	251	6	—	13,217	494,045	507,519
Residential real estate	1,457	1,176	—	6,148	367,924	376,705
Agricultural real estate	123	—	—	3,993	82,370	86,486
Consumer	359	112	—	559	48,331	49,361
Agricultural	415	—	—	4,752	90,380	95,547
Total	$3,889	$1,316	$—	$40,276	$2,057,798	$2,103,279

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

The risk category of loans by class of loans is as follows as of September 30, 2018 and December 31, 2017.

September 30, 2018	Unclassified	Classified	Total
Commercial real estate	$1,233,469	$28,919	$1,262,388
Commercial and industrial	522,921	28,314	551,235
Residential real estate	438,610	6,402	445,012
Agricultural real estate	123,171	12,654	135,825
Consumer	63,069	796	63,865
Agricultural	92,190	6,540	98,730
Total	$2,473,430	$83,625	$2,557,055

December 31, 2017	Unclassified	Classified	Total
Commercial real estate	$971,458	$16,203	$987,661
Commercial and industrial	486,150	21,369	507,519
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,041,881	$61,398	$2,103,279

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The table below lists recorded investments in purchase credit impaired loans as of September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Contractually required principal payments	$47,912	$41,349
Discount	(12,885)	(12,492)
Recorded investment	$35,027	$28,857

The accretable yield associated with these loans was $1,427 and $1,980 as of September 30, 2018 and December 31, 2017.  The interest income recognized on these loans for the three-month and nine-month periods ended September 30, 2018 and 2017 was $631, $2,009, $750 and $2,162.  For the three and nine-month periods ended September 30, 2018 there was a provision for loan losses of

$612 and $466 for these loans.  For the three and nine-month periods ended September 30, 2017, there was a provision for loan losses of $3 and $64 recorded for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of September 30, 2018 or December 31, 2017.

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

Interest Rate Swaps Designated as Fair Value Hedges:

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At September 30, 2018, the portfolio of interest rate swaps had a weighted average maturity of 7.9 years, a weighted average pay rate of 4.94% and a weighted average rate received of 4.82%.  At December 31, 2017, the portfolio of interest rate swaps had a weighted average maturity of 8.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 4.13%.

Stand-Alone Derivatives:

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At September 30, 2018, this portfolio of interest rate swaps had a weighted average maturity of 9.97 years, weighted average pay rate of 5.01% and a weighted rate received of 5.01%.

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At September 30, 2018, the interest rate cap had a term of 1.1 years and a cap rate of 4.50%.  At December 31, 2017, the interest rate cap had a term of 1.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2018 and December 31, 2017.

	September 30, 2018			December 31, 2017
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$16,870	$697	$—	$17,231	$—	$46
Total derivatives designated as hedging relationships	16,870	697	—	17,231	—	46
Derivatives not designated as hedging instruments:
Interest rate swaps	10,080	47	52	—	—	—
Interest rate caps/floors	2,317	1	—	2,574	1	—
Total derivatives not designated as hedging instruments	12,397	48	52	2,574	1	—
Total	$29,267	745	52	$19,805	1	46
Cash collateral		(532)	—		—	(210)
Netting adjustments		—	—		164	164
Net amount presented in Balance Sheet		$213	$52		$165	$—

For the three-month and nine-month periods ended September 30, 2018 and 2017, the Company recorded net gains/(losses) on derivatives and hedging activities:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	82	—	82	—
Interest rate caps/floors	—	1	—	—
Total net gains (losses) related to derivatives not designated as hedging instruments	82	1	82	—
Net gains (losses) on derivatives and hedging activities	$82	$1	$82	$—

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended September 30, 2018 and 2017.

	September 30, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$157	$(157)	$—	$(6)
Total	$157	$(157)	$—	$(6)

	September 30, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(11)	$11	$—	$(28)
Total	$(11)	$11	$—	$(28)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine-month periods ended September 30, 2018 and 2017.

	September 30, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$740	$(740)	$—	$(44)
Total	$740	$(740)	$—	$(44)

	September 30, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(104)	$104	$—	$(112)
Total	$(104)	$104	$—	$(112)

NOTE 5 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2018 and December 31, 2017 are listed below.

	September 30, 2018	December 31, 2017
Federal funds purchased	$314	$—
Retail repurchase agreements	42,936	37,492

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $44,486 and $44,768 at September 30, 2018 and December 31, 2017.  The agreements are on a day-to-day basis and can be terminated on demand.

	September 30, 2018	December 31, 2017
Year-to-date average daily balance during the period	$41,546	$25,823
Maximum month-end balance year-to-date	$43,165	$43,843
Weighted average interest rate at period-end	0.27%	0.23%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of September 30, 2018 are listed below.

	September 30, 2018	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$554,057	2.35%	—
Federal Home Loan Bank fixed rate term advances	16,764	2.80%	6.1
Total principal outstanding	570,821
Merger purchase accounting adjustment	86
Total Federal Home Loan Bank advances	$570,907

Federal Home Loan Bank advances as of December 31, 2017 are listed below.

	December 31, 2017	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$347,692	1.47%	—
Federal Home Loan Bank fixed rate term advances	—	—	—
Total Federal Home Loan Bank advances	$347,692

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $952,740 and $478,966 at September 30, 2018 and December 31, 2017.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $355,856 and $125,271 at September 30, 2018 and December 31, 2017.

Future principal repayments of the September 30, 2018 outstanding balances are as follows.

Due in one year or less	$557,012
Due after one year through two years	2,988
Due after two years through three years	2,357
Due after three years through four years	2,357
Due after four years through five years	2,357
Thereafter	3,750
Total	$570,821

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

Bank stock loan advances as of September 30, 2018 are listed below.

	September 30, 2018	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$24,412	5.25%	4.8

Bank stock loan advances as of December 31, 2017 are listed below.

	December 31, 2017	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$2,500	4.50%	5.0

Future principal repayments of the September 30, 2018 outstanding balances are as follows.

Due in one year or less	$2,337
Due after one year through two years	2,500
Due after two years through three years	2,500
Due after three years through four years	2,500
Due after four years through five years	11,162
Thereafter	3,413
Total	$24,412

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due.  The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

NOTE 6 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At September 30, 2018 and December 31, 2017, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Class A common stock – issued	17,063,738	15,876,650
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	15,792,695	14,605,607
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in, first-out method.

On May 4, 2018, the Company completed its acquisition of Kansas Banking Corporation (“KBC”), Liberal, Kansas, and Adams Dairy Bancshares, Inc. (“Adams”), Blue Springs, Missouri.  There were a total of 820,849 and 344,063 shares of Class A common stock issued in connection with these acquisitions.

Employee stock loans

In May 2015, in connection with the termination of a discontinued restricted stock unit plan (“Plan”), the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the Plan termination.  These loans totaling $121 at September 30, 2018 and $121 at December 31, 2017, are collateralized with the shares received, have a maturity date of December 31, 2018 and have an interest rate of 1.68%.

Accumulated other comprehensive income (loss)

At September 30, 2018 and December 31, 2017, accumulated other comprehensive income consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of September 30, 2018 and December 31, 2017, are listed below.

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income
September 30, 2018
Net unrealized or unamortized gains (losses)	$(7,484)	$(1,996)	$(9,480)
Tax effect	1,897	506	2,403
	$(5,587)	$(1,490)	$(7,077)
December 31, 2017
Net unrealized or unamortized gains (losses)	$(1,797)	$(2,344)	$(4,141)
Tax effect	455	594	1,049
	$(1,342)	$(1,750)	$(3,092)

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

As of September 30, 2018, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2018 and December 31, 2017 are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2018
Total capital to risk weighted assets
Equity Bancshares, Inc.	$325,964	11.46%	$280,974	9.88%	$298,757	10.50%	$ N/A	N/A
Equity Bank	335,998	11.82%	280,610	9.88%	298,370	10.50%	284,162	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	314,954	11.07%	224,068	7.88%	241,851	8.50%	N/A	N/A
Equity Bank	324,988	11.44%	223,777	7.88%	241,537	8.50%	227,329	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	300,768	10.57%	181,388	6.38%	199,172	7.00%	N/A	N/A
Equity Bank	324,988	11.44%	181,153	6.38%	198,913	7.00%	184,705	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	314,954	8.60%	146,424	4.00%	146,424	4.00%	N/A	N/A
Equity Bank	324,988	8.88%	146,343	4.00%	146,343	4.00%	182,929	5.00%
December 31, 2017
Total capital to risk weighted assets
Equity Bancshares, Inc.	$288,353	12.54%	$212,705	9.25%	$241,449	10.50%	$ N/A	N/A
Equity Bank	279,712	12.17%	212,682	9.25%	241,423	10.50%	229,927	10.0%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	279,855	12.17%	166,715	7.25%	195,459	8.50%	N/A	N/A
Equity Bank	271,214	11.80%	166,697	7.25%	195,438	8.50%	183,942	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	265,887	11.56%	132,222	5.75%	160,966	7.00%	N/A	N/A
Equity Bank	271,214	11.80%	132,208	5.75%	160,949	7.00%	149,452	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	279,855	10.33%	108,372	4.00%	108,372	4.00%	N/A	N/A
Equity Bank	271,214	10.01%	108,351	4.00%	108,351	4.00%	135,439	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 8 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Basic:
Net income allocable to common stockholders	$10,322	$5,157	$25,900	$16,375
Weighted average common shares outstanding	15,787,760	12,209,499	15,253,589	12,076,725
Weighted average vested restricted stock units	1,692	2,255	5,887	1,622
Weighted average shares	15,789,452	12,211,754	15,259,476	12,078,347
Basic earnings per common share	$0.65	$0.42	$1.70	$1.36
Diluted:
Net income allocable to common stockholders	$10,322	$5,157	$25,900	$16,375
Weighted average common shares outstanding for:
Basic earnings per common share	15,789,452	12,211,754	15,259,476	12,078,347
Dilutive effects of the assumed exercise of stock options	316,181	261,625	300,171	255,064
Dilutive effects of the assumed vesting of restricted stock units	30,974	3,232	18,370	2,300
Average shares and dilutive potential common shares	16,136,607	12,476,611	15,578,017	12,335,711
Diluted earnings per common share	$0.64	$0.41	$1.66	$1.33
Average outstanding stock options of 35,305 and 168,164 for the three-month periods ended September 30, 2018 and 2017 and 23,425 and 135,575 for the nine-month periods ended September 30, 2018 and 2017 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	September 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$172,388	$—
Derivative assets:
Derivative assets (included in other assets)	—	745	—
Cash collateral held by counterparty	(532)	—	—
Total derivative assets	(532)	745	—
Total assets	$(532)	$173,133	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$52	$—
Cash collateral held by counterparty	—	—	—
Total derivative liabilities	—	52	—
Total liabilities	$—	$52	$—

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$161,591	$—
State and political subdivisions	—	195	—
Equity securities	486	—	—
Derivative assets:
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty	164	—	—
Total derivative assets	164	1	—
Total assets	$650	$161,787	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$46	$—
Cash collateral held by counterparty	(46)	—	—
Total derivative liabilities	(46)	46	—
Total liabilities	$(46)	$46	$—

There were no material transfers between levels during the nine months ended September 30, 2018 or the year ended December 31, 2017.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	September 30, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$3,688
Commercial and industrial	—	—	1,178
Residential real estate	—	—	3,907
Agricultural real estate	—	—	220
Other	—	—	520
Other real estate owned:
Commercial real estate	—	—	1,729
Residential real estate	—	—	93

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$1,439
Commercial and industrial	—	—	1,005
Residential real estate	—	—	4,021
Agricultural real estate	—	—	905
Other	—	—	1,910
Other real estate owned:
Commercial real estate	—	—	1,018
Residential real estate	—	—	157

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2018 or at December 31, 2017.

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

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
September 30, 2018
Impaired loans	$9,513	Sales Comparison Approach	Adjustments for differences between comparable sales	3%-20% (12%)
December 31, 2017
Impaired loans	$9,280	Sales Comparison Approach	Adjustments for differences between comparable sales	15%-26% (5%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	September 30, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$61,379	$61,379	$61,379	$—	$—
Interest bearing deposits	6,741	6,741	—	6,741	—
Available-for-sale securities	172,388	172,388	—	172,388	—
Held-to-maturity securities	713,899	695,466	—	695,466	—
Loans held for sale	43,372	43,372	—	43,372	—
Loans, net of allowance for loan losses	2,546,045	2,551,650	—	—	2,551,650
Federal Reserve Bank and Federal Home Loan Bank stock	38,838	N/A	N/A	N/A	N/A
Interest receivable	17,129	17,129	—	17,129	—
Derivative assets	745	745	—	745	—
Cash collateral held by derivative counterparty	(532)	(532)	(532)	—	—
Netting adjustments	—	—	—	—	—
Total derivative assets	213	213	(532)	745	—
Total assets	$3,600,004	$3,548,338	$60,847	$935,841	$2,551,650
Financial liabilities:
Deposits	$2,821,246	$2,821,577	$—	$2,821,577	$—
Federal funds purchased and retail repurchase agreements	43,250	43,250	—	43,250	—
Federal Home Loan Bank advances	570,907	570,907	—	570,907	—
Bank stock loan	24,412	24,412	—	24,412	—
Subordinated debentures	14,186	14,186	—	14,186	—
Contractual obligations	1,734	1,734	—	1,734	—
Interest payable	3,219	3,219	—	3,219	—
Derivative liabilities	52	52	—	52	—
Netting adjustments	—	—	—	—	—
Total derivative liabilities	52	52	—	52	—
Total liabilities	$3,479,006	$3,479,337	$—	$3,479,337	$—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,195	$52,195	$52,195	$—	$—
Interest bearing deposits	3,496	3,496	—	3,496	—
Available-for-sale securities	162,272	162,272	486	161,786	—
Held-to-maturity securities	535,462	532,744	—	532,744	—
Loans held for sale	16,344	16,344	—	16,344	—
Loans, net of allowance for loan losses	2,094,781	2,098,431	—	—	2,098,431
Federal Reserve Bank and Federal Home Loan Bank stock	24,373	N/A	N/A	N/A	N/A
Interest receivable	12,371	12,371	—	12,371	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	164	164	164	—	—
Total derivative assets	165	165	164	1	—
Total assets	$2,901,459	$2,878,018	$52,845	$726,742	$2,098,431
Financial liabilities:
Deposits	$2,382,013	$2,385,528	$—	$2,385,528	$—
Federal funds purchased and retail repurchase agreements	37,492	37,492	—	37,492	—
Federal Home Loan Bank advances	347,692	347,692	—	347,692	—
Bank stock loan	2,500	2,500	—	2,500	—
Subordinated debentures	13,968	13,968	—	13,968	—
Contractual obligations	1,967	1,967	—	1,967	—
Interest payable	1,932	1,932	—	1,932	—
Derivative liabilities	46	46	—	46	—
Cash collateral held by derivative counterparty	(46)	(46)	(46)	—	—
Total derivative liabilities	—	—	(46)	46	—
Total liabilities	$2,787,564	$2,791,079	$(46)	$2,791,125	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$38,389	$201,698	$38,031	$67,107
Mortgage loans in the process of origination	14,344	2,618	14,803	9,258
Unused lines of credit	91,241	175,415	87,948	141,026

The fixed rate loan commitments have interest rates ranging from 3.75% to 8.50% and maturities ranging from 1 month to 107 months.

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

The contractual amounts of standby letters of credit as of September 30, 2018 and December 31, 2017 were as follows:

	September 30, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$2,781	$5,142	$4,064	$3,830

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

NOTE 12 – BUSINESS COMBINATIONS

On May 4, 2018, the Company acquired 100% of the outstanding common shares of Kansas Bank Corporation (“KBC”), based in Liberal, Kansas.  Results of operations of KBC were included in the Company’s results of operations beginning May 5, 2018.  Acquisition-related costs associated with this merger were $4,251 ($3,267 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the nine months ended September 30, 2018.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is not complete at September 30, 2018.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $14,010.  Goodwill resulted from a combination of expected synergies, expansion into southwest Kansas with the addition of five branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for KBC and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of consideration:
Common stock	$32,103
Cash	14,918
$47,021

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$27,899
Available-for-sale securities	22,820
Held-to-maturity securities	92,028
Federal Reserve Bank and Federal Home Loan Bank stock	475
Loans	159,359
Premises and equipment	5,835
Core deposit intangible	8,080
Other assets	5,618
Total assets acquired	322,114
Deposits	288,352
Interest payable and other liabilities	751
Total liabilities assumed	289,103
Total identifiable net assets	33,011
Goodwill	14,010
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

The following table presents information about the loans acquired in the KBC merger as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired
Contractually required principal	$160,526	$5,066
Non-accretable difference (expected losses)	—	(2,305)
Cash flows expected to be collected	160,526	2,761
Accretable yield	(3,928)	—
Fair value of acquired loans	$156,598	$2,761

The following table presents the carrying value of the loans acquired in the KBC acquisition by class, as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired	Total
Commercial real estate	$94,492	$1,975	$96,467
Commercial and industrial	18,848	622	19,470
Residential real estate	2,898	-	2,898
Agricultural real estate	22,425	-	22,425
Consumer	3,539	-	3,539
Agricultural	14,396	164	14,560
Fair value of acquired loans	$156,598	$2,761	$159,359

Also on May 4, 2018, the Company acquired 100% of the outstanding common shares of Adams Dairy Bancshares, Inc. (“Adams”), based in Blue Springs, Missouri.  Results of operations of Adams were included in the Company’s results of operations beginning May 5, 2018.  Acquisition-related costs associated with this merger were $1,201 ($950 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the nine months ended September 30, 2018.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is not complete at September 30, 2018.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $8,465.  Goodwill resulted from a combination of expected synergies, expansion in the Kansas City metro area with the addition of one branch location, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated. The following table summarizes the consideration paid for Adams and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

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
$17,416

The following table presents information about the loans acquired in the Adams merger as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired
Contractually required principal	$84,225	$1,477
Non-accretable difference (expected losses)	—	(238)
Cash flows expected to be collected	84,225	1,239
Accretable yield	(2,748)	—
Fair value of acquired loans	$81,477	$1,239

The following table presents the carrying value of the loans acquired in the Adams acquisition by class, as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired	Total
Commercial real estate	$74,657	$820	$75,477
Commercial and industrial	1,002	419	1,421
Residential real estate	4,955	-	4,955
Consumer	863	-	863
Fair value of acquired loans	$81,477	$1,239	$82,716

During the first nine months of 2018 an adjustment was made to purchase accounting related to the November 2017 merger with Cache Holdings, Inc. (“Cache”) resulting in a $1,550 decrease to goodwill and a corresponding increase to deferred tax assets.  Also, during the first nine months of 2018 an additional $55 was paid to stockholders related to the November 2017 merger with Eastman National Bancshares, Inc. (“Eastman”) resulting in an increase to goodwill.

On June 12, 2018, the Company entered into an agreement and plan of merger with Docking Bancshares, Inc. to acquire City Bank and Trust Company (“City Bank”), which had one branch location in Guymon, Oklahoma.  The transaction closed on August 23, 2018 and results of operations of City Bank were included in the Company’s results of operations beginning August 24, 2018.  Acquisition-related costs associated with this merger were $759 ($581 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the nine months ended September 30, 2018.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is not complete at September 30, 2018.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $5,836.  Goodwill resulted from a combination of expected synergies, expansion into northwest Oklahoma with the addition of one branch location and growth opportunities.  The following table summarizes the consideration paid for City Bank and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date:

Fair value of consideration:
Cash	$18,900
$18,900

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$27,659
Held-to-maturity securities	44,927
Federal Reserve Bank and Federal Home Loan Bank stock	881
Loans	77,148
Premises and equipment	2,044
Core deposit intangible	3,360
Other real estate owned	307
Other assets	1,091
Total assets acquired	157,417
Deposits	126,853
Federal Home Loan Bank advances	17,353
Interest payable and other liabilities	147
Total liabilities assumed	144,353
Total identifiable net assets	13,064
Goodwill	5,836
$18,900

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

The following table presents information about the loans acquired in the City Bank merger as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired
Contractually required principal	$74,918	$5,136
Non-accretable difference (expected losses)	—	(1,156)
Cash flows expected to be collected	74,918	3,980
Accretable yield	(1,750)	—
Fair value of acquired loans	$73,168	$3,980

The following table presents the carrying value of the loans acquired in the City Bank merger as of the date of acquisition:

	Non-Credit Impaired	Purchase Credit Impaired	Total
Commercial real estate	$17,398	$2,592	$19,990
Commercial and industrial	8,463	158	8,621
Residential real estate	26,716	798	27,514
Agricultural real estate	5,571	—	5,571
Consumer	8,905	244	9,149
Agricultural	6,115	188	6,303
Fair value of acquired loans	$73,168	$3,980	$77,148

Assuming that the KBC, Adams and CBT mergers would have taken place on January 1, 2017, total combined revenue would have been $142,043 for the nine-months ended September 30, 2018 and $105,693 for the nine-months ended September 30, 2017.  Net income and net income allocable to common stockholders would have been $35,652 and $21,468 for the nine-month periods ended September 30, 2018 and 2017.  For the nine-month period ended September 30, 2018, earnings per common share would have been $2.26 and diluted earnings per share would have been $2.21.  For the nine-month period ended September 30, 2017, earnings per common share would have been $1.62 and diluted earnings per share would have been $1.59.  The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a material non recurring adjustment.

On September 21, 2018, the Company entered into a branch purchase and assumption agreement with MidFirst Bank (“MidFirst”) to acquire two branches in Guymon, Oklahoma and one branch in Cordell, Oklahoma.  The transaction is expected to close in the first quarter of 2019, subject to customary closing conditions, including the receipt of regulatory approval.  At September 30, 2018, MidFirst estimated total assets to be transferred of $8,839, which included total loans of $7,229.  Also at September 30, 2018, total liabilities of $96,842 were expected to be transferred by MidFirst, including total deposits of $96,727.  The Company anticipates there will be goodwill and core deposit intangibles recorded with this acquisition.  Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair value of identifiable assets acquired and liabilities assumed.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 49 full service branches located in Arkansas, Kansas, Missouri and Oklahoma.  As of September 30, 2018, we had consolidated total assets of $3.93 billion, total loans held for investment of $2.55 billion, net of allowances, total deposits of $2.82 billion and total stockholders’ equity of $443.2 million.  During the three-month periods ended September 30, 2018 and September 30, 2017, net income was $10.3 million and $5.2 million and for the nine-month periods ended September 30, 2018 and September 30, 2017, net income was $25.9 million and $16.4 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$43,022	$38,831	$34,123	$29,808	$24,588
Interest expense	10,267	7,911	6,336	5,219	4,267
Net interest income	32,755	30,920	27,787	24,589	20,321
Provision for loan losses	1,291	750	1,170	503	727
Net gain (loss) from securities transactions	(4)	(2)	(8)	—	175
Other non-interest income	5,437	4,594	4,259	4,104	3,860
Merger expenses	757	5,236	531	3,267	1,023
Other non-interest expense	22,890	20,739	19,096	17,451	15,365
Income before income taxes	13,250	8,787	11,241	7,472	7,241
Provision for income taxes	2,928	1,920	2,530	3,198	2,084
Net income	10,322	6,867	8,711	4,274	5,157
Net income allocable to common stockholders	10,322	6,867	8,711	4,274	5,157
Basic earnings per share	$0.65	$0.45	$0.60	$0.32	$0.42
Diluted earnings per share	$0.64	$0.44	$0.58	$0.31	$0.41
Balance Sheet Data (at period end)
Cash and cash equivalents	$61,379	$47,691	$43,146	$52,195	$27,465
Available-for-sale securities	172,388	180,238	174,717	162,272	81,116
Held-to-maturity securities	713,899	665,995	522,021	535,462	528,944
Loans held for sale	43,372	43,875	11,112	16,344	4,283
Gross loans held for investment	2,557,055	2,411,471	2,125,324	2,103,279	1,540,761
Allowance for loan losses	11,010	10,083	9,316	8,498	7,969
Loans held for investment, net of allowance for loan losses	2,546,045	2,401,388	2,116,008	2,094,781	1,532,792
Goodwill and core deposit intangibles, net	154,189	145,285	113,767	115,645	70,063
Other intangible assets	1,241	1,253	1,265	1,277	1,290
Total assets	3,931,036	3,712,185	3,176,062	3,170,509	2,405,426
Total deposits	2,821,246	2,635,048	2,368,297	2,382,013	1,868,493
Borrowings	652,755	631,501	414,415	401,652	235,098
Total liabilities	3,487,799	3,278,903	2,794,575	2,796,365	2,113,591
Total stockholders’ equity	443,237	433,282	381,487	374,144	291,835
Tangible common equity*	287,807	286,744	266,455	257,222	220,482
Performance ratios
Return on average assets (ROAA) annualized	1.08%	0.79%	1.11%	0.60%	0.85%
Return on average equity (ROAE) annualized	9.31%	6.66%	9.35%	5.02%	7.08%
Return on average tangible common equity (ROATCE) annualized*	14.91%	10.58%	14.01%	7.41%	9.71%
Yield on loans annualized	5.73%	5.73%	5.55%	5.40%	5.30%
Cost of interest-bearing deposits annualized	1.15%	1.00%	0.94%	0.87%	0.82%
Net interest margin annualized	3.76%	3.93%	3.91%	3.79%	3.68%
Efficiency ratio*	59.93%	58.40%	59.59%	60.82%	63.54%
Non-interest income / average assets annualized	0.57%	0.53%	0.54%	0.58%	0.67%
Non-interest expense / average assets annualized	2.47%	3.00%	2.51%	2.91%	2.71%
Capital Ratios
Tier 1 Leverage Ratio	8.60%	9.36%	9.45%	10.33%	10.32%
Common Equity Tier 1 Capital Ratio	10.57%	11.13%	11.80%	11.56%	13.33%

Tier 1 Risk Based Capital Ratio	11.07%	11.65%	12.41%	12.17%	14.15%
Total Risk Based Capital Ratio	11.46%	12.03%	12.81%	12.54%	14.62%
Equity / Assets	11.28%	11.67%	12.01%	11.80%	12.13%
Tangible common equity to tangible assets*	7.62%	8.04%	8.70%	8.42%	9.45%
Book value per share	$28.07	$27.44	$26.09	$25.62	$23.86
Tangible common book value per share*	$18.22	$18.16	$18.22	$17.61	$18.03
Tangible common book value per diluted share*	$17.86	$17.78	$17.85	$17.29	$17.64

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

Goodwill and Core Deposit Intangibles:  Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Core deposit intangibles are acquired customer relationships arising from whole bank and branch acquisitions.  Core deposit intangibles are initially measured at fair value and then are amortized over their estimated useful lives.  The useful lives of the core deposits are estimated to generally be between seven and ten years.  Goodwill and core deposit intangibles are assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified.  We have selected December 31 as the date to perform our annual goodwill impairment test.  Goodwill is the only intangible asset with an indefinite useful life.

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

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On March 10, 2017, we completed our merger with Prairie State Bancshares, Inc. (“Prairie”) of Hoxie, Kansas.  The merger with Prairie added an additional three bank locations in western Kansas.  Results of operations of Prairie were included in our financial results beginning March 11, 2017.  On November 10, 2017, we completed our mergers with Eastman National Bancshares, Inc. (“Eastman”) of Newkirk, Oklahoma, and Cache Holdings, Inc. (“Cache”) of Tulsa, Oklahoma.  The merger with Eastman added four bank locations in Ponca City and Newkirk, Oklahoma and the merger with Cache added one bank location in Tulsa, Oklahoma.  Results of operations of Eastman and Cache were included in our financial results beginning November 11, 2017. On May 4, 2018, we completed our mergers with Kansas Bank Corporation (“KBC”) of Liberal, Kansas, and Adams Dairy Bancshares, Inc. (“Adams”) of Blue Springs, Missouri.  The merger with KBC added five bank locations in Liberal and Hugoton, Kansas and the merger with Adams added one bank location in Blue Springs, Missouri.  Results of operations of KBC and Adams were included in our financial results beginning May 5, 2018.  On August 23, 2018, we completed our merger with City Bank and Trust (“City Bank”) of Guymon, Oklahoma.  The merger with City Bank added one bank location in Guymon, Oklahoma.  Results of operations of City Bank were included in our financial results beginning August 24, 2018.

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

Net Income

Three months ended September 30, 2018 compared with three months ended September 30, 2017:

Net income and net income allocable to common stockholders for the three months ended September 30, 2018 was $10.3 million as compared to $5.2 million for the three months ended September 30, 2017, an increase of $5.2 million, or 100.2%.  During the three-month period ended September 30, 2018, increases in net interest income of $12.4 million and non-interest income of $1.4 million were partially offset by an increase in non-interest expense of $7.3 million when compared to the three-month period ended September 30, 2017.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017:

Net income and net income allocable to common stockholders for the nine months ended September 30, 2018 was $25.9 million as compared to $16.4 million for the nine months ended September 30, 2017, an increase of $9.5 million, or 58.2%.  During the nine-month period ended September 30, 2018, increases in net interest income of $30.0 million and non-interest income of $2.9 million were partially offset by an increase in non-interest expense of $22.5 million when compared to the nine-month period ended September 30, 2017.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended September 30, 2018 compared with three months ended September 30, 2017:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2018 and 2017.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,516,833	$36,335	5.73%	$1,528,658	$20,420	5.30%
Taxable securities	716,499	4,836	2.68%	507,776	2,982	2.33%
Nontaxable securities	144,441	1,097	3.01%	113,279	863	3.02%
Federal funds sold and other	80,098	754	3.74%	42,562	323	3.01%
Total interest-earning assets	3,457,871	$43,022	4.94%	2,192,275	$24,588	4.45%
Non-interest-earning assets:
Other real estate owned, net	7,274			10,885
Premises and equipment, net	76,650			55,015
Bank-owned life insurance	72,246			48,888
Goodwill, core deposit and other intangibles, net	150,256			71,465
Other non-interest-earning assets	39,817			24,071
Total assets	$3,804,114			$2,402,599
Interest-bearing liabilities:
Interest-bearing demand deposits	$613,473	$1,188	0.77%	$429,311	$613	0.57%
Savings and money market	825,143	2,154	1.04%	505,005	716	0.56%
Savings, NOW and money market	1,438,616	3,342	0.92%	934,316	1,329	0.56%
Certificates of deposit	813,321	3,168	1.55%	650,302	1,941	1.18%
Total interest-bearing deposits	2,251,937	6,510	1.15%	1,584,618	3,270	0.82%
FHLB term and line of credit advances	565,715	3,155	2.21%	227,879	731	1.27%
Bank stock loan	20,678	265	5.08%	—	—	0.00%
Subordinated borrowings	14,142	307	8.63%	13,851	251	7.19%
Other borrowings	42,040	30	0.28%	24,662	15	0.25%
Total interest-bearing liabilities	2,894,512	$10,267	1.41%	1,851,010	$4,267	0.92%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	457,804			253,108
Non-interest-bearing liabilities	12,027			9,474
Stockholders’ equity	439,771			289,007
Total liabilities and stockholders’ equity	$3,804,114			$2,402,599
Net interest income		$32,755			$20,321
Interest rate spread			3.53%			3.53%
Net interest margin(2)			3.76%			3.68%
Total cost of deposits, including non-interest bearing deposits	$2,709,741	$6,510	0.95%	$1,837,726	$3,270	0.71%
Average interest-earning assets to interest-bearing liabilities			119.46%			118.44%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended September 30, 2018 and 2017.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2018 and 2017

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$14,148	$1,767	$15,915
Taxable securities	1,359	495	1,854
Nontaxable securities	236	(2)	234
Federal funds sold and other	338	93	431
Total interest-earning assets	$16,081	$2,353	$18,434
Interest-bearing liabilities:
Savings, NOW and money market	$933	$1,080	$2,013
Certificates of deposit	554	673	1,227
Total interest-bearing deposits	1,487	1,753	3,240
FHLB term and line of credit advances	1,618	806	2,424
Bank stock loan	265	—	265
Subordinated borrowings	5	51	56
Other borrowings	13	2	15
Total interest-bearing liabilities	$3,388	$2,612	$6,000
Net Interest Income	$12,693	$(259)	$12,434

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

Net interest income before the provision for loan losses for the three months ended September 30, 2018 was $32.8 million compared with $20.3 million for the three months ended September 30, 2017, an increase of $12.4 million, or 61.2%.  Interest income for the three months ended September 30, 2018 was $43.0 million, an increase of $18.4 million, or 75.0%, from $24.6 million for the three months ended September 30, 2017.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period.  Interest expense for the three months ended September 30, 2018 was $10.3 million, an increase of $6.0 million, or 140.6%, from $4.3 million for the three months ended September 30, 2017.  The increase in interest expense was due to an increase in volume of interest-bearing liabilities and an increase in the average rate paid on interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $36.3 million for the three months ended September 30, 2018; an increase of $15.9 million, or 77.9%, compared with the three months ended September 30, 2017.  This increase was due to an increase in average loans and to a lesser extent, an increase in the average yield on the loan portfolio.  The increase in average loan volume was primarily from the Eastman, Cache, KBC, Adams and City Bank mergers.  Average loan volume increased $615.7 million in commercial real estate loans, $151.2 million in commercial and industrial loans, $137.7 million in mortgage loans, $67.9 million in agricultural loans and $15.6 million in consumer loans.  The average yield on loans was 5.73% for the three months ended September 30, 2018 and 5.30% for the three months ended September 30, 2017.  The average yield on loans excluding loan fees was 5.51% for the three months ended September 30, 2018 and 5.11% for the three months ended September 30, 2017.  The increase in yield excluding loan fees was primarily due to an overall increasing rate environment and merger related fair value adjustment accretion.  Interest income on all securities was $5.9 million for the quarter ended September 30, 2018; an increase of $2.1 million when compared to the quarter ended September 30, 2017.  The increase was due to the increase in average total securities of $239.9 million and a 28 basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities, corporate securities, and municipal securities.

Interest expense was $10.3 million for the three months ended September 30, 2018, an increase of $6.0 million over interest expense of $4.3 million for the three months ended September 30, 2017.  The change in interest expense was primarily due to an increase of $1.04 billion in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $504.3 million for the three months ended September 30, 2018 when compared to the three months ended September 30, 2017, and the average rate on these interest-bearing deposits increased from 0.56% to 0.92% for the same periods.  The average balance increase in interest-bearing deposits is primarily due to the Eastman, Cache, KBC, Adams and City Bank mergers.  The increase in rate on interest-bearing deposits was the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $163.0 million for the three months ended September 30, 2018 compared to the three months ended September 30, 2017, and the average rate increased from 1.18% to 1.55% for the same period.  The increase in interest expense on certificates of deposit was primarily due to an overall increasing rate environment.  Total cost of funds increased 49 basis points to 1.41% for the three months ended September 30, 2018 from 0.92% for the three months ended September 30, 2017.

Net interest margin was 3.76% for the three months ended September 30, 2018; an increase of 8 basis points when compared with net interest margin of 3.68% for the three months ended September 30, 2017. The increase in our net interest margin for the three months ended September 30, 2018 is primarily due to the increase in average interest-earning assets as compared to the three months ended September 30, 2017.  These changes resulted in an increase in net interest income of $12.4 million, an increase in average interest-earning assets of $1.27 billion and an increase in net interest margin of 8 basis points when comparing the three-month periods ended September 30, 2018 and 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine-month periods ended September 30, 2018 and 2017.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2018			2017
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,320,402	$98,484	5.67%	$1,484,134	$60,482	5.45%
Taxable securities	645,293	12,671	2.63%	495,147	8,930	2.41%
Nontaxable securities	130,978	3,001	3.06%	110,147	2,510	3.05%
Federal funds sold and other	72,102	1,820	3.38%	45,968	963	2.80%
Total interest-earning assets	3,168,775	$115,976	4.89%	2,135,396	$72,885	4.56%
Non-interest-earning assets:
Other real estate owned, net	7,374			9,273
Premises and equipment, net	69,848			53,547
Bank-owned life insurance	70,459			48,536
Goodwill, core deposit and other intangibles, net	133,802			69,480
Other non-interest-earning assets	35,150			24,964
Total assets	$3,485,408			$2,341,196
Interest-bearing liabilities:
Interest-bearing demand deposits	$602,602	$3,241	0.72%	$446,737	$1,631	0.49%
Savings and money market	757,055	4,914	0.87%	460,652	1,749	0.51%
Savings, NOW and money market	1,359,657	8,155	0.80%	907,389	3,380	0.50%
Certificates of deposit	789,133	8,411	1.43%	620,571	5,360	1.15%
Total interest-bearing deposits	2,148,790	16,566	1.03%	1,527,960	8,740	0.76%
FHLB term and line of credit advances	442,370	6,548	1.98%	252,824	1,967	1.04%
Bank stock loan	11,964	448	5.00%	—	—	0.00%
Subordinated borrowings	14,070	875	8.32%	13,785	725	7.03%
Other borrowings	41,610	77	0.25%	21,659	40	0.25%
Total interest-bearing liabilities	2,658,804	$24,514	1.23%	1,816,228	$11,472	0.84%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	404,835			236,691
Non-interest-bearing liabilities	11,091			9,213
Stockholders’ equity	410,678			279,064
Total liabilities and stockholders’ equity	$3,485,408			$2,341,196
Net interest income		$91,462			$61,413
Interest rate spread			3.66%			3.72%
Net interest margin(2)			3.86%			3.85%
Total cost of deposits, including non-interest bearing deposits	$2,553,625	$16,566	0.87%	$1,764,651	$8,740	0.66%
Average interest-earning assets to interest-bearing liabilities			119.18%			117.57%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the nine-month periods ended September 30, 2018 and 2017.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2018 and 2017

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$35,397	$2,605	$38,002
Taxable securities	2,894	847	3,741
Nontaxable securities	476	15	491
Federal funds sold and other	629	228	857
Total interest-earning assets	$39,396	$3,695	$43,091
Interest-bearing liabilities:
Savings, NOW and money market	$2,188	$2,587	$4,775
Certificates of deposit	1,639	1,412	3,051
Total interest-bearing deposits	3,827	3,999	7,826
FHLB term and line of credit advances	2,078	2,503	4,581
Bank stock loan	448	—	448
Subordinated borrowings	15	135	150
Other borrowings	37	—	37
Total interest-bearing liabilities	$6,405	$6,637	$13,042
Net Interest Income	$32,991	$(2,942)	$30,049

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

Net interest income before the provision for loan losses for the nine months ended September 30, 2018 was $91.5 million compared with $61.4 million for the nine months ended September 30, 2017, an increase of $30.0 million, or 48.9%.  Interest income for the nine months ended September 30, 2018 was $116.0 million, an increase of $43.1 million, or 59.1%, from $72.9 million for the nine months ended September 30, 2017.  Interest income increased primarily due to an increase in the average volume of interest-earning assets due in large part to growth in loan balances during the period, primarily from the Eastman, Cache, KBC, Adams and City Bank mergers.  Interest expense for the nine months ended September 30, 2018 was $24.5 million, an increase of $13.0 million, or 113.7%, from $11.5 million for the nine months ended September 30, 2017.  The increase in interest expense was primarily due to an increase in the average rate paid on interest-bearing liabilities and an increase in the average volume of interest-bearing liabilities.

Interest income on loans, including loan fees which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was $98.5 million for the nine months ended September 30, 2018; an increase of $38.0 million, or 62.8%, compared with the nine months ended September 30, 2017.  This increase was due to an increase in average loans and to a lesser extent, an increase in the average yield on the loan portfolio.  The increase in average loan volume was primarily from loans acquired in the Eastman, Cache, KBC, Adams and City Bank mergers.  Loans increased an average of $504.3 million in commercial real estate loans, $163.4 million in commercial and industrial loans, $86.9 million in mortgage loans, $69.8 million in agricultural loans and $11.9 million in consumer loans.  The average yield on loans was 5.67% for the nine months ended September 30, 2018 and 5.45% for the nine months ended September 30, 2017.  The average yield on loans excluding loan fees was 5.40% for the nine months ended September 30, 2018 and 5.23% for the nine months ended September 30, 2017.  The increase in yield excluding loan fees was primarily due to an overall increasing rate environment and merger related fair value adjustment accretion.  Interest income on all securities was $15.7 million for the nine months ended September 30, 2018; an increase of $4.2 million when compared to the nine months ended September 30, 2017.  The increase was due to the increase in average total securities of $171.0 million and a 17 basis point increase in the average yield on the securities portfolio.  The increase in the average volume of securities was due to the purchase of additional mortgage-backed securities, corporate securities, and municipal securities.

Interest expense was $24.5 million for the nine months ended September 30, 2018, an increase of $13.0 million over interest expense of $11.5 million for the nine months ended September 30, 2017.  The change in interest expense was primarily due to an increase of $842.6 million in the average volume of interest-bearing liabilities.  Average savings, NOW and money market deposits increased $452.3 million for the nine months ended September 30, 2018 when compared to the nine months ended September 30, 2017, and the average rate on these interest-bearing deposits increased from 0.50% to 0.80% for the same periods.  The average balance increase in interest-bearing deposits was primarily a result of the Eastman, Cache, KBC, Adams and City Bank mergers.  The increase in rate on interest-bearing deposits is the result of actively managing the rates on this funding source to remain competitive in the market place.  Average certificates of deposit increased $168.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017, and the average rate increased from 1.15% to 1.43% for the same period.  The increase in interest expense on certificates of deposit was primarily due to the increase in average volume and to an overall increasing rate environment.  Primarily due to the factors discussed above, total cost of funds increased 39 basis points to 1.23% for the nine months ended September 30, 2018 from 0.84% for the nine months ended September 30, 2017.

Net interest margin was 3.86% for the nine months ended September 30, 2018; an increase of 1 basis point when compared with net interest margin of 3.85% for the nine months ended September 30, 2017.  The increase in our net interest margin for the nine months ended September 30, 2018 is primarily due to the increase in average interest-earning assets, partially offset by a decreased interest rate spread, as compared to the nine months ended September 30, 2017.  These changes resulted in an increase in net interest income of $30.0 million and an increase in average interest-earning assets of $1.03 billion when comparing the nine-month periods ended September 30, 2018 and 2017.

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

Three months ended September 30, 2018 compared with three months ended September 30, 2017:  The provision for loan losses for the three months ended September 30, 2018 was $1.3 million compared with $727 thousand for the three months ended September 30, 2017.  Net charge-offs for the three months ended September 30, 2018 were $364 thousand compared to net charge-offs of $326 thousand for the three months ended September 30, 2017.  For the three months ended September 30, 2018, gross charge-offs were $723 thousand offset by gross recoveries of $359 thousand.  In comparison, gross charge-offs were $381 thousand for the three months ended September 30, 2017 offset by gross recoveries of $55 thousand.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017:  The provision for loan losses for the nine months ended September 30, 2018 was $3.2 million compared with $2.5 million for the nine months ended September 30, 2017.  Net charge-offs for the nine months ended September 30, 2018 were $699 thousand compared to net charge-offs of $913 thousand for the nine months ended September 30, 2017.  For the nine months ended September 30, 2018, gross charge-offs were $1.7 million offset by gross recoveries of $1.0 million.  In comparison, gross charge-offs were $1.8 million for the nine months ended September 30, 2017 offset by gross recoveries of $865 thousand.

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

Three months ended September 30, 2018 compared with three months ended September 30, 2017:  The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2018 and 2017.

Non-Interest Income

For the Three Months Ended September 30,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Service charges and fees	$1,912	$1,348	$564	41.8%
Debit card income	1,667	1,175	492	41.9%
Mortgage banking	392	521	(129)	-24.8%
Increase in value of bank-owned life insurance	521	359	162	45.1%
Investment referral income	121	76	45	59.2%
Recovery on zero-basis purchased loans	248	47	201	427.7%
Other	576	334	242	72.5%
Sub-Total	5,437	3,860	1,577	40.9%
Net gain (loss) from securities transactions	(4)	175	(179)	-102.3%
Total non-interest income	$5,433	$4,035	$1,398	34.6%

For the three months ended September 30, 2018, non-interest income totaled $5.4 million, an increase of $1.4 million, or 34.6%, compared with the three months ended September 30, 2017.  The increase was primarily due to increases in service charges and fees, debit card income and increase in value of bank-owned life insurance, partially offset by a decrease in mortgage banking income.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers. The additions of accounts and higher transaction volumes associated with Eastman, Cache, KBC, Adams and City Bank mergers contributed $322 thousand, $29 thousand, $128 thousand, $35 thousand and $55 thousand of the increase in service charges and fees.  Of the debit card income increase, $200 thousand, $7 thousand, $181 thousand and $43 thousand was contributed by Eastman, Cache, KBC and Adams mergers.  Other income includes such items as wire fees, ATM surcharge fees, safe deposit box fees, and other miscellaneous fees.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017:  The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2018 and 2017.

Non-Interest Income

For the Nine Months Ended September 30,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Service charges and fees	$5,221	$3,797	$1,424	37.5%
Debit card income	4,442	3,385	1,057	31.2%
Mortgage banking	1,017	1,546	(529)	-34.2%
Increase in value of bank-owned life insurance	1,681	1,068	613	57.4%
Investment referral income	301	283	18	6.4%
Recovery on zero-basis purchased loans	381	163	218	133.7%
Other	1,247	823	424	51.5%
Sub-Total	14,290	11,065	3,225	29.1%
Net gain (loss) from securities transactions	(14)	271	(285)	-105.2%
Total non-interest income	$14,276	$11,336	$2,940	25.9%

For the nine months ended September 30, 2018, non-interest income totaled $14.3 million, an increase of $2.9 million, or 25.9%, compared with the nine months ended September 30, 2017.  The increase was primarily due to increases in service charges and fees, debit card income, increase in value of bank-owned life insurance and other income, partially offset by a decrease in mortgage banking income.  In connection with acquisitions, we receive the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to acquisition, we have received cash payments on certain of these loans.  Timing and receipt of such payments, if any, are not easily predictable.

Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  For the nine months ended September 30, 2018, $944 thousand, $77 thousand, $209 thousand, $57 thousand and $55 thousand of the increase in service charges and fees was attributable to the addition of accounts and higher transaction volumes associated with the Eastman, Cache, KBC, Adams and City Bank mergers.  Of debit card income, increases of $570 thousand, $17 thousand, $240 thousand and $58 thousand are due to volume increases related to the Eastman, Cache, KBC and Adams mergers.

Non-Interest Expense

Three months ended September 30, 2018 compared with three months ended September 30, 2017:  For the three months ended September 30, 2018, non-interest expense totaled $23.6 million, an increase of $7.3 million, or 44.3%, compared with the three months ended September 30, 2017.  The overall increase was primarily due to an increase in salaries and employee benefits of $4.0 million, an increase in data processing expense of $977 thousand and an increase in net occupancy and equipment of $522 thousand.  Non-interest expense for the three-month period ended September 30, 2018 includes $954 thousand, $820 thousand, $1.1 million, $102 thousand and $300 thousand of incremental operating expenses directly allocable to the four branch locations acquired with the Eastman merger, one branch location acquired with the Cache merger, five branch locations acquired with the KBC merger, one branch location acquired with the Adams merger and one branch location acquired with the City Bank merger.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended September 30, 2018 and 2017.

Non-Interest Expense

For the Three Months Ended September 30,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Salaries and employee benefits	$12,361	$8,353	$4,008	48.0%
Net occupancy and equipment	2,125	1,603	522	32.6%
Data processing	2,195	1,218	977	80.2%
Professional fees	686	759	(73)	-9.6%
Advertising and business development	802	535	267	49.9%
Telecommunications	451	275	176	64.0%
FDIC insurance	457	290	167	57.6%
Courier and postage	321	222	99	44.6%
Free nationwide ATM cost	364	238	126	52.9%
Loan expense	319	199	120	60.3%
Amortization of core deposit intangible	694	243	451	185.6%
Other real estate owned	355	219	136	62.1%
Other	1,760	1,211	549	45.3%
Sub-Total	22,890	15,365	7,525	49.0%
Merger expenses	757	1,023	(266)	-26.0%
Total non-interest expense	$23,647	$16,388	$7,259	44.3%

Salaries and employee benefits:  Salaries and benefits were $12.4 million for the three months ended September 30, 2018, as compared to $8.4 million for the three months ended September 30, 2017.  The increase in salaries and benefits of $4.0 million includes approximately $577 thousand directly allocable to the Eastman merger, $623 thousand directly allocable to the Cache merger, $583 thousand directly allocable to the KBC merger, $96 thousand directly allocable to the Adams merger and $214 thousand directly allocable to the City Bank merger.  Included in salaries and employee benefits is stock based compensation expense of $227 thousand for the three months ended September 30, 2018 and $120 thousand in the comparable period of 2017.  The remaining $1.8 million increase in salaries and benefits reflect cost-of-living/merit raises and the addition of corporate and operations staff indirectly attributable to acquisitions and our growth.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $2.1 million for the three months ended September 30, 2018 and $1.6 million for the three months ended September 30, 2017.  The 2018 expenses include expenses of $185 thousand for four branches that were part of the merger with Eastman, $81 thousand for one branch that was part of the merger with Cache, $229 thousand for five branches that were part of the merger with KBC and $15 thousand for one branch that was part of the merger with City Bank, partially offset by $19 thousand net facility income related to one branch that was part of the merger with Adams.

Data processing:  Data processing expenses were $2.2 million and $1.2 million for the three-month periods ended September 30, 2018 and 2017.  The increase of $977 thousand was principally due to increased software license and processing costs associated with our growth.

Advertising and business development:  Advertising and business development expenses were $802 thousand for the three months ended September 30, 2018 and $535 thousand for the three months ended September 30, 2017.  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously mentioned mergers.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses, gain or loss on other real estate owned and gain or loss on the sale of other repossessed property.  For the three months ended September 30, 2018, there was $146 thousand in other real estate owned expense and $211 thousand loss on the sale of other real estate owned, partially offset  by $2 thousand of gain on the sale of other repossessed property.  For the three months ended September 30, 2017, other real estate owned expense, including provision for unrealized losses, was $253 thousand offset by gains on the sale of other real estate owned of $19 thousand.

Other:  Other non-interest expenses, which consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses were $1.8 million for the three months ended September 30, 2018 and $1.2 million for the three months ended September 30, 2017.  The $549 thousand increase in other non-interest expenses includes incremental operating costs attributable to the acquired Eastman, Cache, KBC, Adams and City Bank branches.

Merger expenses:  Merger expenses were $757 thousand for the three months ended September 30, 2018 and $1.0 million for the three months ended September 30, 2017.  The merger expenses for the three-month period ended September 30, 2018 consisted of $35 thousand associated with the KBC merger, $7 thousand associated with the Adams merger and $715 thousand associated with the City Bank merger..

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017:  For the nine months ended September 30, 2018, non-interest expense totaled $69.2 million, an increase of $22.5 million, or 48.1%, compared with the nine months ended September 30, 2017.  The overall increase was primarily due to an increase in salaries and employee benefits of $10.5 million, an increase in merger expenses of $4.4 million, an increase in data processing expense of $2.3 million, an increase in net occupancy and equipment of $1.3 million and an increase in amortization of core deposit intangibles of $1.0 million.  Non-interest expense for the nine-month period ended September 30, 2018, includes directly allocable incremental operating expenses of $3.0 million for the four branch locations acquired with the Eastman merger, $2.4 million for the one branch location acquired with the Cache merger, $1.9 million for the five branches acquired with the KBC merger, $256 thousand for the one branch location acquired with the Adams merger and $300 thousand for the one branch location acquired with the City Bank merger.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the nine months ended September 30, 2018 and 2017.

Non-Interest Expense

For the Nine Months Ended September 30,

			2018 vs. 2017
(Dollars in thousands)	2018	2017	Change	%
Salaries and employee benefits	$34,881	$24,395	$10,486	43.0%
Net occupancy and equipment	5,938	4,621	1,317	28.5%
Data processing	5,837	3,570	2,267	63.5%
Professional fees	2,245	1,737	508	29.2%
Advertising and business development	2,086	1,677	409	24.4%
Telecommunications	1,252	966	286	29.6%
FDIC insurance	1,211	615	596	96.9%
Courier and postage	879	684	195	28.5%
Free nationwide ATM cost	986	683	303	44.4%
Loan expense	810	658	152	23.1%
Amortization of core deposit intangible	1,703	687	1,016	147.9%
Other real estate owned	(48)	494	(542)	-109.7%
Other	4,945	3,873	1,072	27.7%
Sub-Total	62,725	44,660	18,065	40.5%
Merger expenses	6,524	2,085	4,439	212.9%
Total non-interest expense	$69,249	$46,745	$22,504	48.1%

Salaries and employee benefits:  Salaries and benefits were $34.9 million for the nine months ended September 30, 2018, as compared to $24.4 million for the nine months ended September 30, 2017.  The increase in salaries and benefits of $10.5 million includes approximately $1.7 million allocable to the Eastman merger, $1.7 million allocable to the Cache merger, $986 thousand allocable to the KBC merger, $194 thousand allocable to the Adams merger and $214 thousand allocable to the City Bank merger.  Included in salaries and employee benefits is stock-based compensation expense of $502 thousand for the nine months ended September 30, 2018 and $364 thousand in the comparable period of 2017.  The remaining $5.6 million increase in salaries and benefits reflect cost-of-living/merit raises and the addition of corporate and operations staff indirectly attributable to acquisitions and our growth.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, and is net of incidental rental income of excess facilities.  Occupancy expenses were $5.9 million for the nine months ended September 30, 2018 and $4.6 million for the nine months ended September 30, 2017. The 2018 expenses include expenses of $490 thousand for four branches that were part of the Eastman merger, expenses of $251 thousand for one branch that was part of the Cache merger, expenses of $380 thousand for five branches that were part of the KBC merger, expenses of $9 thousand for one branch that was part of the Adams merger and expenses of $15 thousand for one branch that was part of the City Bank merger.

Data processing:  Data processing expenses were $5.8 million and $3.6 million for the nine-month periods ended September 30, 2018 and 2017.  The increase of $2.3 million was principally due to increased software license and processing costs associated with our growth.

Advertising and business development:  Advertising and business development expenses were $2.1 million for the nine months ended September 30, 2018 and $1.7 million for the nine months ended September 30, 2017.  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously described mergers.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses, gain or loss on other real estate owned and gain or loss on the sale of other repossessed property.  Other real estate owned expense, including provision for unrealized losses, was $445 thousand for the nine months ended September 30, 2018, offset by gains on the sale of other real estate owned of $384 thousand and gains on the sale of other repossessed property of $109 thousand.  For the nine months ended September 30, 2017, other real estate owned expenses, including provision for unrealized losses were $527 thousand, offset by gains on the sale of other real estate owned of $33 thousand.

Other:  Other non-interest expenses, which consist of, subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; deposit customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses such as settlement of claims, were $4.9 million for the nine months ended September 30, 2018 and $3.9 million for the nine months ended September 30, 2017.  The $1.1 million increase in other non-interest expenses includes incremental operating costs attributable to the Eastman, Cache, KBC, Adams and City Bank mergers.

Merger expenses:  Merger expenses were $6.5 million for the nine months ended September 30, 2018 and $2.1 million for the nine months ended September 30, 2017.  The $6.5 million in merger expenses for the nine month period ended September 30, 2018 consisted of $146 thousand associated with the Eastman merger, $166 thousand associated with the Cache merger, $4.3 million associated with the KBC merger, $1.2 million associated with the Adams merger and $759 thousand associated with the City Bank merger.

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

Our efficiency ratio was 59.9% for the three months ended September 30, 2018, compared with 63.5% for the three months ended September 30, 2017.  The decrease was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” partially offset by increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Our efficiency ratio was 59.3% for the nine months ended September 30, 2018, compared with 61.6% for the nine months ended September 30, 2017.  The decrease was primarily due to increased net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” partially offset by increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

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

Three months ended September 30, 2018 compared with three months ended September 30, 2017:  The provisions for income taxes were $2.9 million and $2.1 million for the three-month periods ended September 30, 2018 and 2017.  Equity’s effective tax rate for the quarter ended September 30, 2018 was 22.1% as compared to 28.8% for the quarter ended September 30, 2017.  The reduction in the effective tax rate is principally due to the reduction in the U.S. federal statutory tax rate.  Excess tax benefits associated with the exercise of stock options were $19 thousand in the third quarter of 2018, as compared to $132 thousand in the comparable period of 2017.

Nine months ended September 30, 2018 compared with nine months ended September 30, 2017:  For the nine months ended September 30, 2018, income tax expense was $7.4 million compared with $7.2 million for the nine months ended September 30, 2017.  Equity’s effective tax rate for the nine-month period ended September 30, 2018 was 22.2% as compared to 30.5% for the nine-month period ended September 30, 2017.  Equity’s estimated annual effective tax rate was reduced approximately 10 percentage points in 2018 principally due to the reduction in the U.S. federal statutory rate.  Partially offsetting the benefit of the rate reduction was a decrease in excess tax benefits associated with the exercise of stock options recorded during the nine months ended September 30, 2018 as compared to the prior-year first nine months.  Excess tax benefits were $25 thousand in the first nine months of 2018, down $322 thousand from the excess tax benefits recorded in the first nine months of 2017.

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

Financial Condition

Our total assets increased $760.5 million, or 24.0%, from $3.17 billion at December 31, 2017, to $3.93 billion at September 30, 2018.  The increase in total assets was primarily from increases of $453.8 million in net loans held for investment, primarily acquired in the KBC, Adams and City Bank mergers and $178.4 million in held-to-maturity securities also primarily acquired in the KBC, Adams and City Bank mergers.  Our total liabilities increased $691.4 million, or 24.7%, from $2.80 billion at December 31, 2017 to $3.49 billion at September 30, 2018.  The increase in total liabilities was primarily from increases in total deposits of $439.2 million, largely due to the KBC, Adams and City Bank mergers and an increase of $223.2 million in Federal Home Loan Bank advances.  Our total stockholders’ equity increased $69.1 million, or 18.5%, from $374.1 million at December 31, 2017 to $443.2 million at September 30, 2018.  The increase in total stockholders’ equity was primarily from an increase in additional paid-in capital of $31.9 million related to the KBC merger, an increase in additional paid-in capital of $13.2 million related to the Adams merger and an increase in retained earnings of $25.9 million; partially offset by a $4.0 million decrease in accumulated other comprehensive income.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At September 30, 2018, our gross loans held for portfolio totaled $2.56 billion, an increase of $453.8 million, or 21.6%, primarily acquired in the KBC, Adams and City Bank mergers, compared with December 31, 2017.  The overall increase in loan volume consisted of $251.6 million from commercial real estate, $68.3 million from residential real estate, $49.3 from agricultural real estate, $43.7 million from commercial and industrial, $23.1 million from real estate construction, $14.5 million from consumer and $3.2 million from agricultural.  We also had loans classified as held for sale totaling $43.4 million at September 30, 2018.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of September 30, 2018, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At September 30, 2018, gross total loans were 90.6% of deposits and 65.0% of total assets.  At December 31, 2017, total loans were 88.3% of deposits and 66.3% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	September 30, 2018		December 31, 2017
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$551,235	21.5%	$507,519	24.1%	$43,716	8.6%
Real estate loans:
Commercial real estate	1,053,082	41.2%	801,491	38.1%	251,591	31.4%
Real estate construction	209,306	8.2%	186,170	8.9%	23,136	12.4%
Residential real estate	445,012	17.4%	376,705	17.9%	68,307	18.1%
Agricultural real estate	135,825	5.3%	86,486	4.1%	49,339	57.0%
Total real estate loans	1,843,225	72.1%	1,450,852	69.0%	392,373	27.0%
Consumer	63,865	2.5%	49,361	2.4%	14,504	29.4%
Agricultural	98,730	3.9%	95,547	4.5%	3,183	3.3%
Total loans held for investment	$2,557,055	100.0%	$2,103,279	100.0%	$453,776	21.6%
Total loans held for sale	$43,372	100.0%	$16,344	100.0%	$27,028	165.4%
Total loans (net of allowances)	$2,546,045	100.0%	$2,094,781	100.0%	$451,264	21.5%

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2018 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2018
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$185,340	$231,028	$134,867	$551,235
Real Estate:
Commercial real estate	154,711	561,518	336,854	1,053,083
Real estate construction	86,471	100,650	22,184	209,305
Residential real estate	12,965	15,237	416,810	445,012
Agricultural real estate	51,223	44,821	39,781	135,825
Total real estate	305,370	722,226	815,629	1,843,225
Consumer	10,251	42,466	11,148	63,865
Agricultural	69,975	24,217	4,538	98,730
Total	$570,936	$1,019,937	$966,182	$2,557,055
Loans with a predetermined fixed interest rate	295,860	629,763	310,551	1,236,174
Loans with an adjustable/floating interest rate	275,076	390,174	655,631	1,320,881
Total	$570,936	$1,019,937	$966,182	$2,557,055

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

The risk category of loans by class of loans is as follows as of September 30, 2018:

Risk Category of Loans by Class

	As of September 30, 2018
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$522,921	$28,314	$551,235
Real estate:
Commercial real estate	1,037,230	15,852	1,053,082
Real estate construction	196,239	13,067	209,306
Residential real estate	438,610	6,402	445,012
Agricultural real estate	123,171	12,654	135,825
Total real estate	1,795,250	47,975	1,843,225
Consumer	63,069	796	63,865
Agricultural	92,189	6,541	98,730
Total	$2,473,429	$83,626	$2,557,055

The risk category of loans by class of loans is as follows as of December 31, 2017:

Risk Category of Loans by Class

	As of December 31, 2017
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$486,150	$21,369	$507,519
Real estate:
Commercial real estate	787,894	13,597	801,491
Real estate construction	183,564	2,606	186,170
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Total real estate	1,418,693	32,159	1,450,852
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,041,881	$61,398	$2,103,279

At September 30, 2018, loans considered pass rated credits decreased to 96.7% of total loans, down from 97.1% of total loans at December 31, 2017.  Classified loans were $83.6 million at September 30, 2018, an increase of $22.2 million, or 36.2%, from $61.4 million at December 31, 2017.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated:

Nonperforming Assets

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Nonaccrual loans	$43,296	$40,276
Accruing loans 90 or more days past due	10	—
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	7,014	7,907
Total nonperforming assets	$50,320	$48,183
Ratios:
Nonperforming assets to total assets	1.28%	1.52%
Nonperforming assets to total loans plus OREO	1.96%	2.28%

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

We had $43.3 million in nonperforming loans at September 30, 2018, compared with $40.3 million at December 31, 2017.  The nonperforming loans at September 30, 2018 consisted of 366 separate credits and 242 separate borrowers.  We had nine non-performing loan relationships with an outstanding balance in excess of $1.0 million as of September 30, 2018.  There were $6.3 million non-performing loans that were directly related to the Prairie merger, $7.2 million directly related to the Eastman merger, $1.3 million directly related to the Cache merger, $2.8 million directly related to the KBC merger, $1.4 million directly related to the Adams merger and $6.4 million directly related to the City Bank merger.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At September 30, 2018, the Company had $40.3 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $21.1 million at December 31, 2017.

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

The Company also monitors the aging of loans less than 90 days past due as reported in “NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.  There were $2.6 million loans 30-59 days past due and $3.1 million loans 60-89 days past due at September 30, 2018, compared to $3.9 million loans 30-59 days past due and $1.3 million loans 60-89 days past due at December 31, 2017.

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

Recorded Investment in Purchased Credit Impaired Loans

	September 30, 2018	December 31, 2017
	(Dollars in thousands)
Contractually required payments	$47,912	$41,349
Discount	(12,885)	(12,492)
Recorded investment	$35,027	$28,857

Analysis of allowance for loan losses:  At September 30, 2018, the allowance for loan losses totaled $11.0 million, or 0.43% of total loans.  At December 31, 2017, the allowance for loan losses aggregated $8.5 million, or 0.40% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $9.6 million, or 0.38%, of the $2.50 billion in loans collectively evaluated for impairment at September 30, 2018, compared to an allowance for loan losses of $7.6 million, or 0.37% of the $2.06 billion in loans collectively evaluated for impairment at December 31, 2017.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans decreased to 0.06% for the three months ended September 30, 2018, as compared to 0.08% for the three months ended September 30, 2017.  Annualized net losses as a percentage of average loans decreased to 0.04% for the nine months ended September 30, 2018, as compared to 0.08% for the nine months ended September 30, 2017.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data:

Allowance for Loan Losses

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Dollars in thousands)
Average loans outstanding	$2,516,833	$1,528,658	$2,320,402	$1,484,134
Gross loans outstanding at end of period(1)	$2,557,055	$1,540,761	$2,557,055	$1,540,761
Allowance for loan losses at beginning of the period	$10,083	$7,568	$8,498	$6,432
Provision for loan losses	1,291	727	3,211	2,450
Charge-offs:
Commercial and industrial	(3)	(1)	(89)	(423)
Real estate:
Commercial real estate	(90)	(146)	(119)	(238)
Real estate construction	—	—	—	—
Residential real estate	(91)	—	(362)	(238)
Agricultural real estate	(13)	(13)	(93)	(16)
Consumer	(526)	(221)	(1,035)	(822)
Agricultural	—	―	(43)	(41)
Total charge-offs	(723)	(381)	(1,741)	(1,778)
Recoveries:
Commercial and industrial	22	8	30	34
Real estate:
Commercial real estate	11	8	288	482
Real estate construction	—	—	—	—
Residential real estate	56	3	253	101
Agricultural real estate	13	—	16	—
Consumer	256	35	445	242
Agricultural	1	1	10	6
Total recoveries	359	55	1,042	865
Net recoveries (charge-offs)	(364)	(326)	(699)	(913)
Allowance for loan losses at end of the period	$11,010	$7,969	$11,010	$7,969
Ratio of allowance to period-end loans	0.43%	0.52%	0.43%	0.52%
Annualized ratio of net charge-offs (recoveries) to average loans	0.06%	0.08%	0.04%	0.08%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	September 30, 2018		December 31, 2017
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$2,560	23.2%	$2,136	25.1%
Real estate:
Commercial real estate	3,376	30.7%	2,047	24.1%
Real estate construction	774	7.0%	693	8.2%
Residential real estate	2,608	23.7%	2,262	26.6%
Agricultural real estate	362	3.3%	319	3.8%
Consumer	1,043	9.5%	768	9.0%
Agricultural	287	2.6%	273	3.2%
Total allowance for loan losses	$11,010	100.0%	$8,498	100.0%

Management believes that the allowance for loan losses at September 30, 2018 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2018.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At September 30, 2018, the carrying amount of investment securities totaled $886.3 million, an increase of $188.6 million, or 27.0%, compared with December 31, 2017.  At September 30, 2018, securities represented 22.5% of total assets compared with 22.0% at December 31, 2017.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown:

Available-For-Sale Securities

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities (issued by government-sponsored entities)	$179,872	$172,388	$163,374	$161,591
State and political subdivisions	—	—	195	195
Equity securities	—	—	500	486
Total available-for-sale securities	$179,872	$172,388	$164,069	$162,272

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown:

Held-To-Maturity Securities

	September 30, 2018		December 31, 2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$3,867	$3,834	$998	$985
Residential mortgage-backed securities (issued by government-sponsored entities)	531,639	515,606	383,875	379,582
Corporate	22,993	23,158	22,991	23,346
Small Business Administration loan pools	1,746	1,686	2,048	2,034
State and political subdivisions	153,654	151,182	125,550	126,797
Total held-to-maturity securities	$713,899	$695,466	$535,462	$532,744

At September 30, 2018 and December 31, 2017, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2018 and December 31, 2017.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2018
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$908	1.82%	$12	3.14%	$112	2.38%	$171,356	3.04%	$172,388	3.03%
Total available-for-sale securities	$908	1.82%	$12	3.14%	$112	2.38%	$171,356	3.04%	$172,388	3.03%
Held-to-maturity securities:
U.S. government-sponsored entities	$1,141	2.43%	$2,726	2.27%	$—	—%	$—	—%	$3,867	2.32%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	9,859	2.69%	72,749	2.81%	449,031	3.03%	531,639	2.99%
Corporate	—	—%	5,184	2.74%	17,809	5.12%	—	—%	22,993	4.58%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,746	2.61%	1,746	2.61%
State and political subdivisions(1)	4,047	2.61%	26,430	2.89%	40,283	3.00%	82,894	3.28%	153,654	3.12%
Total held-to-maturity securities	$5,188	2.57%	$44,199	2.79%	$130,841	3.18%	$533,671	3.07%	$713,899	3.07%
Total debt securities	$6,096	2.46%	$44,211	2.79%	$130,953	3.18%	$705,027	3.06%	$886,287	3.06%

(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2017
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage- backed securities (issued by government- sponsored entities)	$3,461	1.82%	$20	3.14%	$171	2.38%	$157,939	2.90%	$161,591	2.87%
State and political subdivisions(1)	195	1.11%	—	—%	—	—%	—	—%	195	1.11%
Total available-for-sale securities	$3,656	1.78%	$20	3.14%	$171	2.38%	$157,939	2.90%	$161,786	2.87%
Held-to-maturity securities:
U.S. government- sponsored entities	$—	—%	$998	1.65%	$—	—%	$—	—%	$998	1.65%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	9,203	2.60%	23,979	2.52%	350,693	2.86%	383,875	2.83%
Corporate	—	—%	5,236	2.74%	17,755	4.69%	—	—%	22,991	4.25%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,048	2.61%	2,048	2.61%
State and political subdivisions(1)	2,871	2.35%	21,022	3.02%	25,351	3.16%	76,306	3.23%	125,550	3.16%
Total held-to-maturity securities	$2,871	2.35%	$36,459	2.84%	$67,085	3.34%	$429,047	2.93%	$535,462	2.97%
Total debt securities	$6,527	2.03%	$36,479	2.84%	$67,256	3.33%	$586,986	2.92%	$697,248	2.95%
(2)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At September 30, 2018 and December 31, 2017, 88.1% and 93.2% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.7 years and 5.5 years and a modified duration of 4.9 years and 4.8 years.

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

The following table shows our composition of deposits at September 30, 2018 and December 31, 2017:

Composition of Deposits

	September 30, 2018		December 31, 2017
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$483,432	17.1%	$366,530	15.4%
Interest-bearing demand	594,091	21.1%	550,577	23.1%
Savings and money market	892,192	31.6%	688,407	28.9%
Time	851,531	30.2%	776,499	32.6%
Total deposits	$2,821,246	100.0%	$2,382,013	100.0%

Total deposits at September 30, 2018 were $2.82 billion, an increase of $439.2 million, or 18.4%, compared to total deposits of $2.38 billion at December 31, 2017.  The KBC merger added $59.9 million in non-interest-bearing demand deposits, $67.3 million in interest-bearing demand deposits, $75.6 million in savings, NOW and money market deposits and $82.1 million in time deposits.  The Adams merger added $26.4 million in non-interest-bearing demand deposits, $7.0 million in interest-bearing demand deposits, $21.7 million in savings, NOW and money market deposits and $28.8 million in time deposits.  The City Bank merger added $32.0 million in non-interest-bearing demand deposits, $21.7 million in interest-bearing demand deposits, $34.0 million in savings, NOW and money market deposits and $37.8 million in time deposits.  These merger increases were partially offset by decreases in funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program and a decrease in public fund balances related to distribution of tax monies at the local level.

Included in the savings and money market deposits are brokered deposit balances of $21.3 million as of September 30, 2018 and $23.2 million as of December 31, 2017.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of September 30, 2018 were $21.0 million and $63.0 million at December 31, 2017.  These balances were customer funds placed in the CDARS program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017	Change	%
	(Dollars in thousands)
3 months or less	$95,174	$133,588	$(38,414)	-28.8%
Over 3 through 6 months	90,082	98,523	(8,441)	-8.6%
Over 6 through 12 months	172,795	131,098	41,697	31.8%
Over 12 months	203,738	155,457	48,281	31.1%
Total Time Deposits	$561,789	$518,666	$43,123	8.3%

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements:  We have available federal funds lines of credit with our correspondent banks.  As of September 30, 2018 there were $314 thousand federal funds purchased outstanding.  As of December 31, 2017, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  Retail repurchase agreements are secured by investment securities held by us totaling $44.5 million at September 30, 2018 and $44.8 million at December 31, 2017.  The agreements are on a day-to-day basis and can be terminated on demand.  At September 30, 2018 and December 31, 2017, we had retail repurchase agreements with banking customers of $42.9 million and $37.5 million.

FHLB advances:  FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  At September 30, 2018, we had $16.8 million in term advances with the FHLB.  On December 31, 2017, we had no term advances with the FHLB.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  Our FHLB borrowings were collateralized by certain qualifying loans totaling $952.7 million at September 30, 2018.  Based on this collateral and our holdings of FHLB stock, we were eligible to borrow an additional $355.9 million at September 30, 2018.  For additional information see “NOTE 5 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statements.

Bank stock loan:  On September 30, 2018, we had an outstanding balance of $24.4 million on a $30 million borrowing facility from an unaffiliated financial institution, secured by our stock in Equity Bank.  The borrowing facility will mature on March 11, 2019.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the Prime Rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments are due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  We are also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.  The terms of the loan require us and Equity Bank to maintain minimum capital ratios and other covenants.  The loan and accrued interest may be pre-paid at any time without penalty.  In the event of default, the lender has the option to declare all outstanding balances as immediately due.  For additional information see “Note 5 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statements.  We believe we are in compliance with the terms of the borrowing facility and have not been otherwise notified of noncompliance.

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

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $14.2 million at September 30, 2018 and $14.0 million at December 31, 2017.

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

During the nine-month periods ended September 30, 2018 and 2017 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.32 billion for the nine months ended September 30, 2018, an increase of 47.2% over December 31, 2017 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 5.7 years and a modified duration of 4.9 years at September 30, 2018.

Cash and cash equivalents were $61.4 million at September 30, 2018, an increase of $9.2 million from the $52.2 million cash and cash equivalents at December 31, 2017.  The net cash provided by financing activities of $159.2 million and net cash provided by operating activities of $1.9 million was partially offset by the net cash used in investing activities of $151.9 million, resulting in a net increase of cash and cash equivalents of $9.2 million.  Cash and cash equivalents at January 1, 2018 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first nine months of 2018 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of September 30, 2018 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of September 30, 2018

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$6,807	$1,092	$24	$—	$7,923
Commitments to extend credit	263,715	78,004	98,506	83,480	523,705
Total	$270,522	$79,096	$98,530	$83,480	$531,628

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2018 and December 31, 2017, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of September 30, 2018, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios.  For additional information see “NOTE 7 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated  Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Total stockholders’ equity was $443.2 million at September 30, 2018, an increase of $69.1 million, or 18.5%, compared with December 31, 2017.  The increase was attributable to common stock of $31.9 million, net of issuance expenses, issued as part of the merger with KBC, common stock of $13.2 million, net of issuance expenses, issued as part of the merger with Adams, retained earnings of $25.9 million for the nine months ended September 30, 2018, common stock issued upon the exercise of stock options of $123 thousand, stock based compensation of $2.0 million and a change in accumulated other comprehensive income of $4.0 million.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and tangible book value per diluted common share and compares these values with book value per common share:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$443,237	$433,282	$381,487	$374,144	$291,835
Less: goodwill	131,723	125,485	103,412	104,907	64,587
Less: core deposit intangibles, net	22,466	19,800	10,355	10,738	5,476
Less: mortgage servicing asset, net	13	14	16	17	19
Less: naming rights, net	1,228	1,239	1,249	1,260	1,271
Tangible common equity	$287,807	$286,744	$266,455	$257,222	$220,482
Common shares issued at period end	15,792,695	15,780,777	14,609,414	14,605,607	12,230,319
RSU shares vested	—	6,768	11,844	—	—
Common shares outstanding at period end	15,792,695	15,787,545	14,621,258	14,605,607	12,230,319
Diluted common shares outstanding at period end	16,118,067	16,131,096	14,923,798	14,873,257	12,501,484
Book value per common share	$28.07	$27.44	$26.09	$25.62	$23.86
Tangible book value per common share	$18.22	$18.16	$18.22	$17.61	$18.03
Tangible book value per diluted common share	$17.86	$17.78	$17.85	$17.29	$17.64

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets:

	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Total stockholders’ equity	$443,237	$433,282	$381,487	$374,144	$291,835
Less: goodwill	131,723	125,485	103,412	104,907	64,587
Less: core deposit intangibles, net	22,466	19,800	10,355	10,738	5,476
Less: mortgage servicing asset, net	13	14	16	17	19
Less: naming rights, net	1,228	1,239	1,249	1,260	1,271
Tangible common equity	$287,807	$286,744	$266,455	$257,222	$220,482
Total assets	$3,931,036	$3,712,185	$3,176,062	$3,170,509	$2,405,426
Less: goodwill	131,723	125,485	103,412	104,907	64,587
Less: core deposit intangibles, net	22,466	19,800	10,355	10,738	5,476
Less: mortgage servicing asset, net	13	14	16	17	19
Less: naming rights, net	1,228	1,239	1,249	1,260	1,271
Tangible assets	$3,775,606	$3,565,647	$3,061,030	$3,053,587	$2,334,073
Equity to assets	11.28%	11.67%	12.01%	11.80%	12.13%
Tangible common equity to tangible assets	7.62%	8.04%	8.70%	8.42%	9.45%

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

The following table reconciles, as of the dates set forth below, return on average stockholders equity and return on average tangible common equity:

	As of and for the three months ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Total average stockholders’ equity	$439,771	$413,474	$377,895	$337,519	$289,007
Less: average intangible assets	150,256	134,146	116,634	96,620	71,465
Average tangible common equity	$289,515	$279,328	$261,261	$240,899	$217,542
Net income allocable to common stockholders	$10,322	$6,867	$8,711	$4,274	$5,157
Amortization of intangible assets	707	637	396	349	256
Less: tax effect of intangible assets amortization	148	134	83	122	90
Adjusted net income allocable to common stockholders	$10,881	$7,370	$9,024	$4,501	$5,323
Return on total average stockholders’ equity (ROAE) annualized	9.31%	6.66%	9.35%	5.02%	7.08%
Return on average tangible common equity (ROATCE) annualized	14.91%	10.58%	14.01%	7.41%	9.71%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio:

	Three months ended
	September 30, 2018	June 30, 2018	March 31, 2018	December 31, 2017	September 30, 2017
	(Dollars in thousands)
Non-interest expense	$23,647	$25,975	$19,627	$20,718	$16,388
Less: Merger expenses	757	5,236	531	3,267	1,023
Non-interest expense, excluding merger expenses	$22,890	$20,739	$19,096	$17,451	$15,365
Net interest income	$32,755	$30,920	$27,787	$24,589	$20,321
Non-interest income	$5,433	$4,592	$4,251	$4,104	$4,035
Less: net gain (loss) from securities transactions	(4)	(2)	(8)	—	175
Non-interest income, excluding net gain from securities transactions	$5,437	$4,594	$4,259	$4,104	$3,860
Net interest income plus non-interest income, excluding net gain from securities transactions	$38,192	$35,514	$32,046	$28,693	$24,181
Non-interest expense to net interest income plus non-interest income	61.92%	73.14%	61.26%	72.21%	67.29%
Efficiency Ratio	59.93%	58.40%	59.59%	60.82%	63.54%

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

The change in the impact of net interest income from the base case for September 30, 2018 and December 31, 2017, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for September 30, 2018 and December 31, 2017 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 48.3% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2018	December 31, 2017
+300 basis points	(13.1)%	(9.8)%
+200 basis points	(8.1)%	(5.9)%
+100 basis points	(3.6)%	(2.7)%
0 basis points	—	—
-100 basis points	2.4%	0.2%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated:

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2018	December 31, 2017
+300 basis points	(18.3)%	(15.4)%
+200 basis points	(10.4)%	(8.5)%
+100 basis points	(2.6)%	(2.0)%
0 basis points	—	—
-100 basis points	1.3%	(2.7)%

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None

Item 6: Exhibits

Exhibit No.	Description
10.1*	Second Amendment to Loan and Security Agreement, by and between Equity Bancshares, Inc. and ServisFirst Bank.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
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

Equity Bancshares, Inc.

November 9, 2018	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 9, 2018	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer