Form 10-K
period 2018-12-31
EQUITY BANCSHARES INC
filed 2019-03-20
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer☐	Accelerated filer☒
Non-accelerated filer☐	Smaller reporting company☐
Emerging growth company☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $621.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of March 12, 2019
Class A Common Stock, par value $0.01 per share	15,803,587
Class B Non-Voting Common Stock, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2019 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2018, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•	costs arising from the environmental risks associated with making loans secured by real estate;
•	losses resulting from a decline in the credit quality of the assets that we hold;
•	the adoption of ASU 2016-13, Financial Instruments – Credit Losses, and its impact on our allowance for loan losses and capital;
•	the effects of new federal tax laws, or changes to existing federal tax laws;
•	inadequacies in our allowance for loan losses which could require us to take a charge to earnings and thereby adversely affect our financial condition;
•	differences in our qualitative factors used in our calculation of the allowance for loan losses from actual results;
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

Part I

Item 1: Business

Our Company

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 49 full service branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2018.  As of December 31, 2018, we had, on a consolidated basis, total assets of $4.06 billion, total deposits of $3.12 billion, total loans (net of allowances) of $2.56 billion and total stockholders’ equity of $455.9 million.

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

•

November 2017 – Acquired Eastman National Bancshares, Inc. (“Eastman”), which had a total of four branches in Ponca City and Newkirk, Oklahoma.  The acquisition increased our deposits by $224.1 million, our loans by $177.9 million and our total assets by $259.7 million.  In addition, at the same time, we acquired Cache Holdings, Inc. (“Cache”) in Tulsa, Oklahoma.  Cache was the holding company for Patriot Bank and had one branch in Tulsa.  The acquisition of Cache added $278.7 million in deposits, $300.7 million in loans and $324.6 in total assets.

•

May 2018 – Acquired Kansas Bank Corporation (“KBC”), which had a total of five branches in Liberal and Hugoton, Kansas.  The acquisition increased our deposits by $288.4 million, our loans by $159.4 million and our total assets by $336.1 million.  On the same day we acquired Adams Dairy Bancshares, Inc. (“Adams”), which had one branch located in Blue Springs, Missouri.  The acquisition of Adams added $97.1 million in deposits, $82.7 million in loans and $119.8 million in total assets.

•

August 2018 – Acquired City Bank and Trust Company (“City Bank”), with one branch in Guymon, Oklahoma, from Docking Bancshares, Inc.  This acquisition increased our deposits by $126.9 million, our loans by $77.1 million and our total assets by $163.3 million.

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

As a result of these strategic and organic growth efforts, since our inception through December 31, 2018, we have expanded our team of full-time equivalent employees from 19 to 627, and our network of branches from two to 49.  We believe that we are well positioned to continue to be a strategic consolidator of community banks, while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

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

•

Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets.  We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share.  We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City, Wichita and Tulsa, and stable community markets within Western Kansas, Western Missouri, Topeka, Northern Arkansas and Northern Oklahoma.  We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.  The following table shows our total deposits and loans (net of allowances) in our community markets and our metropolitan markets as of December 31, 2018, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$1,016,214	33%	$1,481,921	58%
Community markets(3)	$2,107,233	67%	$1,093,487	42%

(1)	Amounts in thousands.
(2)	Represents 12 branches located in the Wichita, Kansas City and Tulsa metropolitan statistical areas (“MSAs”).
(3)	Represents 37 branches located outside of the Wichita, Kansas City and Tulsa MSAs.

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

•

Experienced Leadership and Management Team.  Our seasoned and experienced executive management team, senior leaders and board of directors have exhibited the ability to deliver stockholder value by consistently growing profitably while expanding our commercial banking franchise through acquisition and integration.  Our executive management team has, on average, more than twenty years of experience working for large, billion-dollar-plus financial institutions in our markets during various economic cycles along with significant merger and acquisition experience in the financial services industry.  Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation and problem solving.

•

Focus on Commercial Banking.  We are primarily a commercial bank.  As measured by outstanding balances at December 31, 2018, commercial loans composed over 71.2% of our loan portfolio and within our commercial loan portfolio, 68.2% of such loans were commercial real estate loans and 31.8% were commercial and industrial loans.  We believe we have developed strong commercial relationships in our markets across a diversified range of sectors including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate.  We believe we have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards.  Our relationship-based approach seeks to grow lending relationships with our customers as they expand their businesses, including geographically and through cross-selling our various other banking products, such as our deposit and treasury management products.  We have a growing presence in attractive commercial banking markets, such as Wichita, Kansas City and Tulsa, which we believe present significant opportunities to continue to increase our business banking activities.

•

Our Ability to Consolidate.  Our branches are strategically located within metropolitan markets, Kansas City, Tulsa and Wichita, as well as stable community markets that present opportunities to expand our market share.  Our executive management team has identified significant acquisition and consolidation opportunities ranging from small to large community banking institutions.  We believe our track record of strategic acquisitions and effective integrations, combined with our expertise in our markets and scalable platform, will allow us to capitalize on these growth opportunities.

•

Disciplined Acquisition Approach.  Our disciplined approach to acquisitions, consolidations and integrations includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any legacy credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate and holding our management accountable for achieving such estimates; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions; and (viii) scheduling the acquisition closing date to occur simultaneously with the platform conversion date.  We believe this approach allows us to realize the benefits of the acquisition and create stockholder value while appropriately managing risk.

•

Efficient and Scalable Platform with Capacity to Support Our Growth.  Through significant investments in technology and staff, our management team has built an efficient and scalable corporate infrastructure within our commercial banking franchise, including in the areas of banking processes, technology, data processing, underwriting and risk management, which we believe will support our continued growth.  While expanding our infrastructure, several departmental functions have been outsourced to gain the experience of outside professionals while at the same time achieving more favorable economics and cost-effective solutions.  Such outsourced areas include the internal audit function, investment securities management and select loan review.  This outsourcing strategy has proven to control costs while adding enhanced controls and/or service levels.  We believe that this scalable infrastructure will continue to allow us to efficiently and effectively manage our anticipated growth.

•

Culture Committed to Talent Development, Transparency and Accountability.  We have invested in professional talent since our inception by building a team of “business persons first and bankers second” and economically aligned them with our stockholders, primarily through our stock purchase opportunities.  In our efforts to become a destination for seasoned bankers with an entrepreneurial spirit, we have developed numerous leadership development programs.  For example, “Equity University” is a year-long program we designed for our promising company-wide leaders.  Additionally, the Wichita Business Journal named Equity Bank one of the “Best Places to Work” in 2014 and a “Best in Business” winner in 2015.  We believe our well-trained and motivated professionals work most effectively in a corporate environment that emphasizes transparency, respect, innovation and accountability.  Our culture provides our professionals with the empowerment to better serve our clients and our communities.

•

Sophisticated and Customized Banking Products with High-Quality Customer Service.  We strive to offer our customers the sophisticated commercial banking products of large financial institutions with the personalized service of a community bank.  Our management team’s significant banking and lending experience in our markets has provided us with an understanding of the commercial banking needs of our customers that allows us to tailor our products and services to meet our customers’ needs.  In addition to offering a diverse array of banking products and services, we offer our customers the high-touch, relationship-based customer service experience of a community bank.  For example, we utilize Flight, a customized customer relationship management system, to assign relationship officers to enhance relationships with our customers and identify and meet their particular needs.

•

Strong Risk Management Practices.  We place significant emphasis on risk management as an integral component of our organizational culture without sacrificing growth.  We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, insurance, regulatory, legal and reputational risk) and that any exceptions are reported by senior management to our board of directors or audit committee.  Our risk management practices are overseen by the Chairmen of our audit and risk committees, who have many years of combined banking experience, and our Chief Risk Officer, who has more than 30 years of banking experience.  We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies and growing our business and footprint within our markets.  We also believe our strong risk management practices are manifested in our asset quality statistics.

2018 Acquisitions

On May 4, 2018, we completed our acquisition of KBC pursuant to the terms of the Agreement and Plan of Reorganization, dated December 16, 2017, by and between the Company, Oz Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Oz Merger Sub”), and KBC (the “KBC Merger Agreement”).  At the effective time of the merger (the “KBC Effective Time”), Oz Merger Sub merged with and into KBC, with KBC surviving the merger as a wholly-owned subsidiary of the Company.  Following the KBC Effective Time, KBC merged with and into the Company, with the Company surviving the merger.  Subsequently, The First National Bank of Liberal, KBC’s wholly-owned banking subsidiary, merged into Equity Bank, with Equity Bank surviving the merger.  Pursuant to the KBC Merger Agreement, at the KBC Effective Time the Company issued an aggregate of 820,849 shares of its Class A common stock and paid $14.9 million in cash to the stockholders of KBC as consideration under the terms of the KBC Merger Agreement.

Also on May 4, 2018, we completed our acquisition of Adams pursuant to the terms of the Agreement and Plan of Reorganization, dated December 16, 2017, by and between the Company, Abe Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Abe Merger Sub”), and Adams (the “Adams Merger Agreement”).  At the effective time of the merger (the “Adams Effective Time”), Abe Merger Sub merged with and into Adams, with Adams surviving the merger as a wholly-owned subsidiary of the Company.  Following the Adams Effective Time, Adams merged with and into the Company, with the Company surviving the merger.  Subsequently, Adams Dairy Bank, Adam’s wholly-owned banking subsidiary, merged with and into Equity Bank, with Equity Bank surviving the merger.  Pursuant to the Adams Merger Agreement, at the Adams Effective Time the Company issued an aggregate of 344,063 shares of its Class A common stock and paid $4.0 million in cash to the stockholders of Adams as consideration under the terms of the Adams Merger Agreement.

On August 23, 2018, we completed our acquisition of City Bank pursuant to the terms of the Agreement and Plan of Merger, dated June 12, 2018, by and between the Company, Equity Bank, Docking Bancshares, Inc. (“Docking”), the sole shareholder of City Bank and City Bank (the “City Bank Merger Agreement”).  At the effective time of the merger (the “City Bank Effective Time”), City Bank merged with and into Equity Bank, with Equity Bank surviving the merger.  Pursuant to the City Bank Merger Agreement, at the City Bank Effective Time the Company paid $18.9 million to Docking as consideration under the terms of the City Bank Merger Agreement.

Subsequent Events

On February 8, 2019, we completed our acquisition of three branch locations from MidFirst Bank pursuant to a Branch Purchase and Assumption Agreement, dated September 21, 2018 (the “MidFirst Agreement”), between Equity Bank and MidFirst Bank.  Pursuant to the MidFirst Agreement, Equity Bank assumed the deposits and certain other liabilities and acquired the loans and certain other assets associated with the three branch locations.  For more information, see “Note 25 – SUBSEQUENT EVENTS” in the Notes to Consolidated Financial Statements.

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

At December 31, 2018, we had total loans of $2.56 billion (net of allowances), representing 63.1% of our total assets.  For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk.  Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City, Tulsa and Wichita.  Our loan portfolio consists primarily of commercial and industrial loans, which were $582.5 million and constituted 22.7% of our total loans net of allowances as of December 31, 2018, commercial real estate loans, which were $1.25 billion and constituted 48.8% of our total loans net of allowances as of December 31, 2018, and residential real estate loans, which were $444.5 million and constituted 17.3% of our total loans net of allowances as of December 31, 2018.  Our commercial real estate loans are generally secured by first liens on real property.  The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals.  The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas, Missouri and Oklahoma.  The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses.  Management believes the allowance for loan losses is adequate to cover incurred losses in our loan portfolio as of December 31, 2018.

Sound risk management practices and appropriate levels of capital are essential elements of a sound commercial real estate lending program.  Concentrations of commercial real estate exposures add a dimension of risk that compounds the risk inherent in individual loans.  Interagency guidance on commercial real estate concentrations describe sound risk management practices which include board and management oversight, portfolio management, management information systems, market analysis, portfolio stress testing and sensitivity analysis, credit underwriting standards and credit risk review functions.  Management believes these practices allow us to appropriately monitor concentrations in commercial real estate in our loan portfolio.

Large Credit Relationships.  As of December 31, 2018, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $240.3 million, or 9.3% of total loans.  See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

Loan Underwriting and Approval.  Historically, we believe we have made sound, high quality loans while recognizing that lending money involves a degree of business risk.  We have loan policies designed to assist us in managing this business risk.  These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated.  Our board of directors delegates loan authority up to board-approved hold limits collectively to our Directors’ credit committee, which is comprised of members of our board of directors.  Our board of directors also delegates limited lending authority to our internal loan committee, which is comprised of members of our executive management team.  In addition, our board of directors also delegates more limited lending authority to our Chief Executive Officer, Chief Credit Officer, credit risk personnel and, on a further limited basis, to selected lending managers in each of our target markets.  Lending officers and relationship managers, including our bankers, have further limited individual loan authority.  When the total relationship exceeds an individual’s loan authority, a higher authority or credit committee approval is required.  The objective of our approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.

Loan decisions are documented as to the borrower’s business, purpose of the loan, evaluation of the repayment source and associated risks, evaluation of collateral, covenants and monitoring requirements and the risk rating rationale.  Our strategy for approving or disapproving loans is to follow conservative loan policies and consistent underwriting practices which include:

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

The Bank’s legal lending limit as of December 31, 2018 on loans to a single borrower was $84.5 million.  However, we typically maintain an in-house limit of $25.0 million for loans to a single borrower.  We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, commercial real estate-backed loans (including loans secured by owner occupied commercial properties), term loans, equipment financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, restaurant franchisees, hoteliers, government guaranteed loans, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income.  We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal.  Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral.  Fixed rate commercial and industrial loan maturities are generally short-term, with three-to-five year maturities, or include periodic interest rate resets.  Terms greater than five years may be appropriate in some circumstances based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as a government guarantee is obtained.

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

In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return.  The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business and those operations may not be successful.  Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan.  In addition, the collateral securing commercial and industrial loans generally includes moveable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk.  As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.

Commercial Real Estate Loans.  We make commercial mortgage loans collateralized by real estate, which may be owner occupied or non-owner occupied real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guarantee from responsible parties.  Our commercial mortgage loans generally are collateralized by first liens on real estate, have variable or fixed interest rates and amortize over a 10 to 20 year period with balloon payments or rate adjustments due at the end of three to seven years.  Periodically, we will utilize an interest rate swap to hedge against long term fixed rate exposures.  Commercial mortgage loans considered for interest rate swap hedging typically have terms of greater than five years.

Payments on loans secured by such properties are often dependent on the successful operation (in the case of owner-occupied real estate) or management (in the case of non-owner-occupied real estate) of the properties.  Accordingly, repayment of these loans may be subject to adverse conditions in the real estate market or the economy to a greater extent than other types of loans.  In underwriting commercial real estate loans, we seek to minimize these risks in a variety of ways, including giving careful consideration to the property’s age, condition, operating history, future operating projections, current and projected market rental rates, vacancy rates, location and physical condition.  The underwriting analysis also may include credit verification, reviews of appraisals, environmental hazards or reports, the borrower’s liquidity and leverage, management experience of the owners or principals, economic condition and industry trends.

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

1 – 4 Family Residential Mortgages.  We make residential real estate loans collateralized by owner-occupied properties located in our market areas.  We offer a variety of mortgage loan products with amortization periods up to 30 years including traditional 30 year fixed loans and various adjustable rate mortgages.  Typically, loans with a fixed interest rate of greater than 10 years are held for sale and sold on the secondary market, and adjustable rate mortgages are held for investment.  Loans collateralized by one-to-four family residential real estate generally are originated in amounts of no more than 80% of appraised value.  Home equity loans and HELOCs are generally limited to a combined loan-to-value ratio of 80%, including the subordinate lien.  We retain a valid lien on real estate, obtain a title insurance policy that insures that the property is free from encumbrances and require hazard insurance.

From time to time we have purchased pools of residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio, and increase our yield.  These loans purchased typically have an adjustable rate with a fixed period of no more than 10 years, and are collateralized by one-to-four family residential real estate.  We have a defined set of credit guidelines that we use when evaluating these credits.  Although these loans were originated and underwritten by another institution, our mortgage and credit departments do their own independent review of these loans.  These loans typically are secured by collateral outside of our branch footprint.

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

Generally, our agricultural real estate loans amortize over periods not in excess of 20 years and have a loan-to-value ratio of 80%.  We also originate agricultural real estate loans directly and through programs sponsored by the Farm Service Agency, an agency of the United States Department of Agriculture (“FSA”), which provides a partial guarantee on loans underwritten to FSA standards.  Agricultural real estate loans generally carry higher interest rates and have shorter terms than 1-4 family residential real estate loans.  Agricultural real estate loans, however, entail additional credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  We generally require farmers to obtain multi-peril crop insurance coverage through a program partially subsidized by the Federal government to help mitigate the risk of crop failures.

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

We design our consumer deposit products specifically for the lifestyles of clients in the communities we serve.  Some accounts emphasize and reward debit card usage, while others appeal to higher deposit customers.  We also utilize Equity Connect, which is our customer relationship management system, to assist our personnel in deepening and expanding current relationships by providing timely identification of potential needs.  It also serves as a methodical tool to track customer onboarding and retention actions by account officers.  We do participate in the CDARS service via Promontory Interfinancial Network as an option for our customers to place funds and occasionally as a funding source.

We also bid for, and accept, deposits from public entities in our markets.

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

Our Markets

As of December 31, 2018, we conducted banking operations through our 49 full service branches located in Arkansas, Kansas, Missouri and Oklahoma.  We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets.  In particular, we believe our markets provide us with access to low cost, stable core deposits in smaller community markets that we can use to fund commercial loan growth in metropolitan areas.

We believe our existing and target markets are among some of the most attractive in the Midwestern United States.  Our markets are home to thousands of manufacturing and trade jobs, and have experienced recent growth in the healthcare, consumer services and technology sectors.  We believe the central geographic footprint of our markets provides numerous industrial plants, facilities and manufacturing businesses with a central shipping location from which they can distribute their products.  Our markets also serve as the corporate headquarters for Koch Industries Inc., Hallmark Cards, Inc., H&R Block, Inc., Sprint Corporation, Cerner Corporation, AMC Entertainment Holdings, Inc., American Century Investments, Garmin International, Inc., Cessna Aircraft Company, Seaboard Corporation, Cargill Meat Solutions, Spirit AeroSystems, Dairy Farmers of America, Quick Trip, ONEOK, and Williams Companies and host a major presence for companies across a variety of industries, including Bombardier Learjet, Collective Brands, Inc., FedEx, Flexsteel, Hills Pet Nutrition, Inc., Textron Aviation Services, Tyson Foods, Williams Companies, Phillips 66, Rib Crib, Honeywell, Bayer Corporation and Dean & Deluca, Inc.  We understand the community banking needs of the businesses and individuals within our markets and have focused on developing a commercial and personal banking platform to service such needs.

The markets in which we operate have generally experienced stable population growth over the past five years, with modest population growth expected over the next five years.  Wichita is the largest MSA in Kansas and the No. 89 MSA in the U.S. with a population of over 648,000. Kansas City, Missouri and Kansas is the No. 30 largest MSA in the U.S. with a population of 2.2 million, and Tulsa, Oklahoma, is No. 54 with a MSA population of over 1 million.  In addition, we believe our markets are stable and have weathered various economic cycles relatively well.  Household income is expected to increase by a five-year growth rate of 4.27%.  Our markets are expected to experience moderate compounded annual growth in consumer and commercial deposits, with a five-year compounded average growth rate of 3.79% for commercial deposits, according to data from Fiserv BancIntelligence, and 1.90% in consumer deposits.

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

Employees

As of December 31, 2018, we had approximately 627 full-time equivalent employees.  None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

Available Information

The Company files reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  The Company makes available, free of charge, on its website at http://investor.equitybank.com its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after the Company electronically files, or furnishes, such materials to the SEC.  The SEC also maintains a website at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The information contained on or accessible from our website does not constitute a part of this Annual Report on Form 10-K and is not incorporated by reference herein.

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

The primary goals of the bank regulatory scheme are to maintain a safe and sound banking system and to facilitate the conduct of sound monetary policy.  In furtherance of those goals, the U.S. Congress and the individual states have created several regulatory agencies and enacted numerous laws, such as the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), that govern banks and the banking industry.  The system of supervision and regulation applicable to us establishes a comprehensive framework for our operations and is intended primarily for the protection of the FDIC’s deposit insurance funds, our depositors and the public, rather than the stockholders and creditors.

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

Rules on Regulatory Capital

Regulatory capital rules released in July 2013 pursuant to the Basel III requirements (“Basel III rules”), implement higher minimum capital requirements for bank holding companies and banks.  The Basel III rules include a new common equity Tier 1 capital requirement and establish criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  These enhancements are designed to both improve the quality and increase the quantity of capital required, on a fully phased-in basis, to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions.  The Basel III rules require banks and bank holding companies to maintain a minimum common equity Tier 1 (“CET1”) capital ratio of 4.5%, a total Tier 1 capital ratio of 6%, a total capital ratio of 8% and a leverage ratio of 4%.  Bank holding companies are also required to hold a capital conservation buffer of CET1 capital of 2.5% to avoid limitations on capital distributions and executive compensation payments.  Under the Basel III rules, bank holding companies must maintain a total risk-based capital ratio of 10% and a total Tier 1 risk-based capital ratio of 6% to be considered “well capitalized” for purposes of certain rules and requirements.

The Basel III rules also require banks to maintain a CET1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5%.  The new capital conservation buffer requirement started to be phased in beginning January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until it was fully implemented in January 2019.  An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.

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

The Economic Growth, Regulatory Relief and Consumer Protection Act, which was enacted in May 2018, directs the federal banking agencies to develop a community bank leverage ratio (“CBLR”) for certain community banking organizations.  Consistent with this directive, the federal banking agencies issued proposed rules implementing the CBLR in November 2018.  Under the proposed rules, a bank or holding company would be eligible to elect the CBLR framework if the institution had less than $10.0 billion in total consolidated assets, met certain risk-based qualifying criteria and had a CBLR greater than 9%.  A qualifying community banking organization that elected to opt in to the CBLR framework would not be subject to risk-based and leverage capital requirements under the Basel III rules.

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

Pursuant to FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2018, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

As of December 31, 2018, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

In connection with the Dodd Frank Act’s requirement that insurance assessments be based on assets, the FDIC has redefined its deposit insurance premium assessment base to be an institution’s average consolidated total assets minus average tangible equity.  The FDIC also has revised its deposit insurance assessment rate schedule in light of this change to the assessment base.  The revised rate schedule and other revisions to the assessment rules became effective July 1, 2016.

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

In addition, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the federal government established to recapitalize the predecessor to DIF.  These assessments, which are included in Deposit Insurance Premiums on the Consolidated Statements of Income, will continue until the FICO bonds mature in September 2019.

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

Our pursuit of acquisitions may disrupt our business, and any equity that we issue as merger consideration may have the effect of diluting the value of common stockholders.  In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions.  We anticipate that the integration of businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

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

As of December 31, 2018, our ten largest loan relationships totaled over $240.3 million in loan exposure, or 9.3% of the total loan portfolio.  The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses.  The allowance for loan losses may not be adequate to cover losses associated with any of these relationships, and any loss or increase in the allowance would negatively affect our earnings and capital.  Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2018, our ten largest non-brokered depositors accounted for $322.5 million in deposits, or approximately 10.3% of our total deposits.  Further, our non-brokered deposit account balance was $2.97 billion, or approximately 95.1% of our total deposits, as of December 31, 2018.  Several of our large depositors have business, family, or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

Our future profitability levels are dependent on our ability to grow and maintain deposits at competitive costs.

Our ability to fund our lending and investing activities at a reasonable cost depends on our ability to maintain adequate deposit levels at an economically competitive cost structure.  The following risks could impact the cost structures of deposits:

•

Increased competition over transactional and time deposit accounts could increase the costs of these deposits by increasing the rate of change and velocity of change in deposit rates, as overall market rates change;

•	Migration of transactional deposit accounts to time deposit accounts could increase the overall costs of deposits; and
•

Changes in the mix of retail and public funds deposit customers could increase the costs of deposits.  Public funds deposits are more rate sensitive than retail deposits and if we are forced to rely more heavily on those types of deposits overall funding cost could increase.

Our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy and any failure to do so could adversely affect our business, financial condition, results of operations and growth prospects.

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

Our small to medium-sized business and entrepreneurial customers may have fewer financial resources than larger entities to weather a downturn in the economy that might impair a borrower’s ability to repay a loan and could adversely affect our financial condition and results of operations.

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

We maintain an allowance for credit losses, which is an allowance established through a provision for loan losses charged to expense that represents management’s best estimate of probable incurred losses in our loan portfolio.  Additional credit losses will likely occur in the future and may occur at a rate greater than we have experienced to date.  In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions.  If our assumptions, including our qualitative factors, prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  In addition, as an acquirer of other banks, our allowance for loan losses may not be sufficient when coupled with purchase discounts on acquired portfolios.  Material additions to the allowance could materially decrease our net income.

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

Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control.

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

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate (“LIBOR”).  This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR.  Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

We occasionally have loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR.  The transition from LIBOR could create considerable costs and additional risk.  Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR.  The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies.  Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.  Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

On December 22, 2017, the President of the United States signed into law H.R. 1, originally known as the “Tax Cuts and Jobs Act.” The Tax Cuts and Jobs Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 35 percent to 21 percent, effective January 1, 2018.  There are also provisions that may partially offset the benefit of such rate reduction through the elimination of deductions allowed under prior law.  Financial statement impacts in 2017 principally included the re-measurement of the Company’s net deferred tax asset, which resulted in a $1.2 million re-measurement charge being recognized in income tax expense.  While there are benefits of the lower corporate tax rate beginning in 2018, there is also substantial uncertainty regarding the details of U.S. Tax Reform.  The intended and unintended consequences of the Tax Cuts and Jobs Act on our business and on holders of our common shares is uncertain and could be adverse.  The Company anticipates that the impact of the Tax Cuts and Jobs Act may be material to our business, financial condition and results of operations.

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

A significant portion of our loan portfolio is secured by real estate and events that negatively impact the real estate market could negatively impact our business.

There are significant risks associated with real estate-based lending.  Real estate collateral may deteriorate in value during the time that credit is extended, in which case we might not be able to sell such collateral for an amount necessary to satisfy a defaulting borrower’s obligation to us.  In that event, there could be a material adverse effect on our financial condition and results of operations.  Additionally, commercial real estate loans are subject to unique risks.  These types of loans are often viewed as having more risks than residential real estate or other consumer loans, primarily because relatively large amounts are loans to a relatively small number of borrowers.  Thus, the deterioration of even a small number of these loans could cause a significant increase in the loan loss allowance or loan charge-offs, which in turn could have a material adverse effect on our financial condition and results of operations.  Furthermore, commercial real estate loans depend on cash flows from the property securing the debt.  Cash flows may be affected significantly by general economic conditions and a downturn in a local economy in one of our markets or in occupancy rates where a property is located could increase the likelihood of default.

The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets.  Most of the real estate securing our loans is located in our Arkansas, Kansas, Missouri and Oklahoma markets.  Because the value of this collateral depends upon local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties, and local governmental regulation, adverse changes in any of these factors in our markets could cause a decline in the value of the collateral securing a significant portion of our loan portfolio.  Further, the concentration of real estate collateral in these four markets limits our ability to diversify the risk of such occurrences.

A large portion of our loan portfolio is comprised of commercial loans that are secured by accounts receivable, inventory, equipment or other asset-based collateral and deterioration in the value of such collateral could increase our exposure to future probable losses.

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

We operate in a highly competitive industry and face significant competition from other financial institutions and financial services providers that could decrease our growth or profits.

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

Our financial projections are based upon numerous assumptions about future events and our actual financial performance may differ materially from our projections if our assumptions are inaccurate.

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

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information.  We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  We also may rely on customer representations and certifications, or other audit or accountants’ reports, with respect to the business and financial condition of our clients.  Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate, or fraudulent information.

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

We use information technology in our operations and offer online banking services to our customers and unauthorized access to our or our customers’ confidential or proprietary information as a result of a cyber attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties.  The financial services industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber attacks, including in the commercial banking sector, as cyber criminals have been targeting commercial bank and brokerage accounts on an increasing basis.  We are under continuous threat of loss due to fraudulent activity, hacking and cyber attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business.  Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cyber criminals and hackers, our plans to continue to provide internet banking and mobile banking channels and our plans to develop additional remote connectivity solutions to serve our customers.  Therefore, the secure processing, transmission and storage of information in connection with our online banking services are critical elements of our operations.  However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes or other security failures.  In addition, our customers may use personal smartphones, tablet PCs or other mobile devices that are beyond our control systems in order to access our products and services.  Our technologies, systems and networks and our customers’ devices, may become the target of cyber attacks, electronic fraud or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.  As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats.  Our business relies on the secure processing, storage, transmission and retrieval of confidential customer information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties, and any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities.  Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits.  While we have not experienced any material losses relating to cyber attacks or other information security breaches to date, we may suffer such losses in the future.  The occurrence of any cyber attack or information security breach could result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, reputational damage, damage to our competitive position and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

In addition to well known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud, and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry.  These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing”, account takeover, denial or degradation of service attacks and malware or other cyber attacks.  These electronic viruses or malicious code are typically designed to, among other things:

•	obtain unauthorized access to confidential information belonging to us or our clients and customers;
•	manipulate or destroy data;
•	disrupt, sabotage or degrade service on a financial institution’s systems; or
•	steal money.

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or clients and their employees or other third parties and subjecting those agencies and corporations to potential fraudulent activity and their clients, clients and other third parties to identity theft and fraudulent activity in their credit card and banking accounts.  Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

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

•	the techniques used in cyber attacks change frequently and may not be recognized until launched or until well after the breach has occurred;
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

Although to date we have not experienced any losses or other material consequences relating to technology failure, cyber attacks or other information, we may suffer such losses or other consequences in the future.  While we invest in systems and processes that are designed to detect and prevent security breaches and cyber attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber attacks from occurring.  Even the most advanced internal control environment may be vulnerable to compromise.  Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent.  Additionally, the existence of cyber attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.  Further, we may not be able to insure against losses related to cyber threats.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

As is the case with non-electronic fraudulent activity, cyber attacks or other information or security breaches, whether directed at us or third parties, may result in a material loss or have material consequences.  Furthermore, the public perception that a cyber attack on our systems has been successful, whether or not this perception is correct, may damage our reputation with customers and third parties with whom we do business.  A successful penetration or circumvention of system security could cause us negative consequences, including loss of customers and business opportunities, disruption to our operations and business, misappropriation or destruction of our confidential information and/or that of our customers, or damage to our customers’ and/or third parties’ computers or systems, and could expose us to additional regulatory scrutiny and result in a violation of applicable privacy laws and other laws, litigation exposure, regulatory fines, penalties or intervention, loss of confidence in our security measures, reputational damage, reimbursement or other compensatory costs, additional compliance costs, and could adversely impact our results of operations, liquidity and financial condition.

We are dependent upon outside third parties for the processing and handling of our records and data.

We rely on software developed by third-party vendors to process various transactions.  In some cases, we have contracted with third parties to run their proprietary software on our behalf.  These systems include, but are not limited to, general ledger, payroll, employee benefits, loan and deposit processing and securities portfolio accounting.  While we perform a review of controls instituted by the applicable vendors over these programs in accordance with industry standards and perform our own testing of user controls, we must rely on the continued maintenance of controls by these third-party vendors, including safeguards over the security of customer data.  In addition, we maintain, or contract with third parties to maintain, daily backups of key processing outputs in the event of a failure on the part of any of these systems.  Nonetheless, we may incur a temporary disruption in our ability to conduct business or process transactions, or incur damage to our reputation, if the third-party vendor fails to adequately maintain internal controls or institute necessary changes to systems.  Such a disruption or breach of security may have a material adverse effect on our business.

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

A significant portion of our business is generated in our Arkansas, Kansas, Missouri and Oklahoma markets, which have been, and may continue to be, susceptible to natural disasters, such as tornadoes, droughts, floods and other severe weather events.  These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and increase the risk of delinquencies, foreclosures, or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy.  Such weather events could disrupt operations, result in damage to properties, and negatively affect the local economies in the markets where we operate.  We cannot predict whether or to what extent damage that may be caused by future weather or man-made events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses.  Our business or results of operations may be adversely affected by these and other negative effects of natural or man-made disasters.  Further, severe weather, natural disasters, acts of war or terrorism and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies or defaults that could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.  Such risks could also impair the value of collateral securing loans and hurt our deposit base.

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business involve substantial risk of legal liability.  We have been named or threatened to be named as defendants in various lawsuits arising from our business activities (and in some cases from the activities of companies that we have acquired), including, but not limited to, consumer residential real estate mortgages.  In addition, from time to time, we are, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings, and other forms of regulatory inquiry, including by bank regulatory agencies, the Consumer Financial Protection Bureau, the SEC, and law enforcement authorities.  The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business or reputational harm.

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

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired it could require charges to earnings, which would adversely affect our business, financial condition and results of operations.

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

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had a balance of $15.5 million as of December 31, 2018. This loan has a maximum lending commitment of $40.0 million.  If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset.  In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

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

As a bank holding company, we are subject to federal regulation under the Bank Holding Company Act of 1956, as amended, or the BHC Act, and the examination and reporting requirements of the Federal Reserve. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules, and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations.  Banking regulations are primarily intended to protect depositors, deposit insurance funds and the banking system as a whole and not stockholders or other creditors.  These regulations affect lending practices, capital structure, investment practices, dividend policy and overall growth, among other things.  For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control.  New proposals for legislation continue to be introduced in the United States Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings, and disclosures and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.  Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.  Changes to statutes, regulations, or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways.  Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs and require a significant amount of management’s time and attention.  Failure to comply with statutes, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties or reputational damage, each of which could have a material adverse effect on our business, financial condition and results of operations.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

We are subject to supervision and regulation by federal and state banking agencies that periodically conduct examinations of our business, including compliance with laws and regulations – specifically, our subsidiary, Equity Bank, is subject to examination by the Federal Reserve and the OSBC, and we are subject to examination by the Federal Reserve.  Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business.  If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity, or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers, or directors, to remove officers and directors, and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance.  If we become subject to such a regulatory action, it could have a material adverse effect on our business, financial condition and results of operations.

Our banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments which may adversely affect our earnings.

As a member institution of the FDIC, our banking subsidiary, Equity Bank, is assessed a quarterly deposit insurance premium.  We are generally unable to control the amount of premiums or special assessments that Equity Bank is required to pay, future bank failures may stress the Deposit Insurance Fund and prompt the FDIC to increase its premiums or to issue special assessments.  Any future changes in the calculation or assessment of FDIC insurance premiums may have a material adverse effect on our results of operations, financial condition and our ability to continue to pay dividends on our common stock at the current rate or at all.

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

We are subject to stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares.

In July 2013, the federal banking agencies published the final Basel III rules (as defined in “Item 1 – Business – Supervision and Regulation – Bank Holding Company Regulation”) that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets.  The Basel III rules became effective as applied to us on January 1, 2015, with a phase-in period that generally extended from January 1, 2015 through January 1, 2019.  The application of these stringent capital requirements on us could, among other things, result in lower returns on equity, require the raising of additional capital and result in regulatory actions such as the inability to pay dividends or repurchase shares if we were to be unable to comply with such requirements.

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

We are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations and any deemed deficiency by us with respect to these laws could result in significant liability.

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

Many of our new activities and expansion plans require regulatory approvals and failure to obtain them may restrict our growth.

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses.  Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business.  In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability.  The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities.  Such regulatory approvals may not be granted on terms that are acceptable to us, or at all.  We may also be required to sell branches as a condition to receiving regulatory approval, which condition may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

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

Risks Related to Our Class A Common Stock

The market price of our Class A common stock may be subject to substantial fluctuations which may make it difficult for you to sell your shares at the volumes, prices and times desired.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses that are not incurred by private companies, particularly after we are no longer an emerging growth company.  We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB and the NASDAQ Stock Market LLC, each of which imposes additional reporting and other obligations on public companies.  As a public company, we are required to:

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

Our directors and executive officers, as a group, beneficially owned approximately 5.0% of our outstanding Class A common stock as of December 31, 2018.  As a result of this level of ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies.  The interests of our directors and executive officers may not be consistent with your interests as a stockholder.  This influence may also have the effect of delaying or preventing changes of control or changes in management, or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

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

We are an emerging growth company under the JOBS Act and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

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

We cannot predict whether investors will find our Class A common stock less attractive as a result of our taking advantage of these exemptions.  If some investors find our Class A common stock less attractive as a result of these choices, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

If we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting we may not be able to accurately report our financial results or prevent fraud.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Ensuring that we have adequate disclosure controls and procedures, including internal control over financial reporting, in place so that we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently.  As a public company, we are required to comply with the Sarbanes‑Oxley Act and other rules that govern public companies. Our management is required to certify our compliance with Section 404 of the Sarbanes‑Oxley Act and to make annual assessments of the effectiveness of our internal control over financial reporting. In addition, when we cease to be an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

Our management may conclude that our internal control over financial reporting are not effective due to our failure to cure any identified material weakness or otherwise.  Moreover, even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting are effective.  In the future, our independent registered public accounting firm may not be satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us.  In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies in our internal controls over financial reporting or disclosure controls.  Any such deficiencies may also subject us to adverse regulatory consequences.  If we fail to achieve and maintain the adequacy of our internal control over financial reporting or disclosure controls, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting or disclosure controls, and we may suffer adverse regulatory consequences or violations of listing standards.  There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

Our corporate governance documents and certain corporate and banking laws applicable to us could make a takeover more difficult.

Certain provisions of our Articles of Incorporation and our Bylaws, and applicable corporate and federal banking laws, could make it more difficult for a third party to acquire control of us or conduct a proxy contest, even if those events were perceived by many of our stockholders as beneficial to their interests.  These provisions, and the corporate and banking laws and regulations applicable to us, among others:

•	empower our board of directors, without stockholder approval, to issue preferred stock, the terms of which, including voting power, are set by our board of directors;
•	only permit stockholder action to be taken at an annual or special meeting of stockholders and not by written consent in lieu of such a meeting;
•	provide for a classified board of directors, so that only approximately one-third of our directors are elected each year;
•	prohibit us from engaging in certain business combinations with “interested stockholders” (generally defined as a holder of 15% or more of the corporation’s outstanding voting stock);
•	require at least 120 days’ advance notice of nominations for the election of directors and the presentation of stockholder proposals at meetings of stockholders; and
•	require prior regulatory application and approval of any transaction involving control of our organization.

These provisions may discourage potential acquisition proposals and could delay or prevent a change in control, including under circumstances in which our stockholders might otherwise receive a premium over the market price of our shares.

Our board of directors may issue shares of preferred stock that would adversely affect the rights of our Class A common stockholders.

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 20, 2019.  Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock.  Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207.  Including our principal executive offices, as of December 31, 2018, we operated a total of 49 branches, consisting of four branches in the Wichita, Kansas metropolitan area, seven branches in the Kansas City metropolitan area, three branches in Topeka, Kansas, ten branches in Western Missouri, five branches in Western Kansas, four branches in Southeast Kansas, five branches in Southwest Kansas, five branches in Northern Arkansas, one branch in the Tulsa, Oklahoma metropolitan area, four branches in Northern Oklahoma and one branch in Western Oklahoma.  Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities.  We believe all of our facilities are suitable for our operational needs.  The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2018.

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Other Wichita Area Branches:
345 North Andover Road Andover, Kansas 67002	Owned
1555 North Webb Road Wichita, Kansas 67206	Owned
10222 West Central Wichita, Kansas 67212	Owned

Kansas City Branches:
6200 Northwest 63rd Terrace Kansas City, Missouri 64151	Owned
8880 West 151st Street Overland Park, Kansas 66221	Owned
4551 West 107th Street, Suite 210 Overland Park, Kansas 66207	Leased
909 Northeast Rice Road Lee’s Summit, Missouri 64086	Owned
301 Southeast Main Street Lee’s Summit, Missouri 64063	Owned
1251 Southwest Oldham Parkway Lee’s Summit, Missouri 64081	Owned
651 Northeast Coronado Drive Blue Springs, Missouri 64014	Owned

Tulsa Branches:
9292 South Delaware Ave Tulsa, Oklahoma 74137	Owned

Western Missouri Branches:
1919 Highway 13 Higginsville, Missouri 64037	Owned

Address	Owned/Leased
300 South Miller Street Sweet Springs, Missouri 65351	Owned
612 North Maguire Warrensburg, Missouri 64093	Owned
1110 South Mitchell Street Warrensburg, Missouri 64093	Leased
200 North State Street Knob Noster, Missouri 65336	Owned
920 Thompson Boulevard Sedalia, Missouri 65301	Owned
504 West Benton Street Windsor, Missouri 65360	Owned
615 East Ohio Street Clinton, Missouri 64735	Owned
100 East Main Street Warsaw, Missouri 65355	Owned
1601 Commercial Street Warsaw, Missouri 65355	Owned

Topeka Branches:
701 South Kansas Avenue Topeka, Kansas 66603	Owned
507 West 8th Street Topeka, Kansas 66603	Owned
3825 Southwest 29th Street Topeka, Kansas 66614	Owned

Western Kansas Branches:
2428 Vine Street Hays, Kansas 67601	Owned
916 Washington Street Ellis, Kansas 67637	Owned
745 Main Street Hoxie, Kansas 67740	Owned
300 Highway 212 Quinter, Kansas 67752	Owned
106 South Adams Street Grinnell, Kansas 67738	Owned

Southeast Kansas Branches:
902 McArthur Rd Coffeyville, Kansas 67337	Owned
112 East Myrtle Street Independence, Kansas 67301	Owned

Address	Owned/Leased
801 Main Neodesha, Kansas 66757	Owned
102 North Broadway Street Pittsburg, Kansas 66762	Owned

Southwest Kansas Branches:
502 South Jackson Street Hugoton, Kansas 67951	Owned
1700 North Lincoln Avenue Liberal, Kansas 67901	Owned
23 West 4th Street Liberal, Kansas 67901	Owned
930 South Kansas Avenue Liberal, Kansas 67901	Leased
250 East Tucker Road Liberal, Kansas 67901	Leased

Northern Arkansas Branches:
200 East Ridge Avenue Harrison, Arkansas 72601	Owned
1304 Highway 62/65 North(1) Harrison, Arkansas 72601	Leased
911 West Trimble Avenue Berryville, Arkansas 72616	Owned
107 West Van Buren Eureka Springs, Arkansas 72632	Leased
198 Slack Street Pea Ridge, Arkansas 72751	Owned

Northern Oklahoma Branches:
222 East Grand Avenue Ponca City, Oklahoma 74601	Leased
802 East Prospect Avenue Ponca City, Oklahoma 74601	Owned
1417 East Hartford Avenue Ponca City, Oklahoma 74604	Leased
102 South Main Street Newkirk, Oklahoma 74647	Owned

Western Oklahoma Branches:
601 North Main Street Guymon, Oklahoma 73942	Owned

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Markets under the symbol “EQBK”.  At March 12, 2019, there were 15,803,587 shares of our Class A common stock, outstanding and 292 stockholders of record for the Company’s Class A common stock.  At March 12, 2019, no shares of our Class B common stock were outstanding.

The following table sets forth, for the periods indicated, the high and low intraday sales prices for our Class A common stock as reported by the NASDAQ Global Select Market.

	High	Low
Quarter ended March 31, 2017	$35.24	$29.82
Quarter ended June 30, 2017	$33.11	$29.13
Quarter ended September 30, 2017	$36.30	$30.67
Quarter ended December 31, 2017	$36.99	$32.93
Quarter ended March 31, 2018	$40.77	$34.72
Quarter ended June 30, 2018	$44.26	$36.57
Quarter ended September 30, 2018	$44.30	$37.11
Quarter ended December 31, 2018	$40.00	$31.32
Quarter ended March 31, 2019 (through March 12, 2019)	$35.96	$30.90

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2018.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders - stock options	702,556	$26.04	*
Equity compensation plans approved by security holders - restricted stock units	132,107	—	*
Total Equity compensation plans approved by security holders	834,663		614,424
Equity compensation plans not approved by security holders(1)	150,000	12.00	—
Total	984,663	$23.57	614,424

*	All securities remaining available for future issuance were available under our Amended and Restated 2013 Stock Incentive Plan as of December 31, 2018.
(1)

Includes 150,000 options to purchase common stock outstanding under our 2006 Non-Qualified Stock Option Plan.  No securities remained available for future issuance under our 2006 Non-Qualified Stock Option Plan.

Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading November 11, 2015 to December 31, 2018, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period.  The performance graph assumes $100 is invested on November 11, 2015, in the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Bank Index.  Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

None

Item 6: Selected Financial Data

The following table sets forth selected historical consolidated financial and other data as of and for the years ended December 31, 2018, 2017, 2016, 2015 and 2014.  Our historical results are not necessarily indicative of any future period.  The performance and certain capital ratios are unaudited and derived from our audited and unaudited financial statements as of and for the periods presented.  Average balances have been calculated using daily averages, unless otherwise denoted.

You should read the selected consolidated financial data set forth below in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts) is listed below.

	Years Ended December 31,
	2018	2017	2016	2015	2014
Statement of Income Data
Interest and dividend income	$161,556	$102,693	$61,799	$53,028	$46,794
Interest expense	36,758	16,691	9,202	6,766	5,433
Net interest income	124,798	86,002	52,597	46,262	41,361
Provision for loan losses	3,961	2,953	2,119	3,047	1,200
Net gain on acquisition	—	—	—	682	—
Net gain on sale and settlement of securities	(9)	271	479	756	986
Other non-interest income	19,734	15,169	9,987	8,364	7,688
Merger expense	7,462	5,352	5,294	1,691	—
Loss on extinguishment of debt	—	—	58	316	—
Other non-interest expense	86,925	62,111	41,723	36,568	35,645
Income before income taxes	46,175	31,026	13,869	14,442	13,190
Provision for income taxes	10,350	10,377	4,495	4,142	4,203
Net income	35,825	20,649	9,374	10,300	8,987
Dividends and discount accretion on preferred stock	—	—	(1)	(177)	(708)
Net income allocable to common stockholders	35,825	20,649	9,373	10,123	8,279
Basic earnings per share	2.33	1.66	1.09	1.55	1.31
Diluted earnings per share	2.28	1.62	1.07	1.54	1.30
Balance Sheet Data (at period end)
Cash and cash equivalents	$192,818	$52,195	$35,095	$56,829	$31,707
Securities available-for-sale	168,875	162,272	95,732	130,810	52,985
Securities held-to-maturity	748,356	535,462	465,709	310,539	261,017
Loans held for sale	2,972	2,353	4,830	3,504	897
Gross loans held for investment	2,575,408	2,117,270	1,383,605	960,355	725,876
Allowance for loan losses	11,454	8,498	6,432	5,506	5,963
Loans held for investment, net of allowance for loan losses	2,563,954	2,108,772	1,377,173	954,849	719,913
Goodwill and core deposit intangibles, net	153,437	115,645	63,589	19,679	19,237
Mortgage servicing asset, net	11	17	23	29	—
Naming rights, net	1,217	1,260	—	—	—
Total assets	4,061,716	3,170,509	2,192,192	1,585,727	1,174,515
Total deposits	3,123,447	2,382,013	1,630,451	1,215,914	981,177
Borrowings	464,676	401,652	293,909	194,064	70,370
Total liabilities	3,605,775	2,796,365	1,934,228	1,418,494	1,056,786
Total stockholders’ equity	455,941	374,144	257,964	167,233	117,729
Tangible common equity*	301,276	257,222	194,352	131,153	82,133
Performance ratios
Return on average assets (ROAA)	1.00%	0.84%	0.55%	0.75%	0.78%
Return on average equity (ROAE)	8.52%	7.03%	5.55%	8.19%	7.30%
Return on average tangible common equity (ROATCE)*	13.43%	9.81%	6.75%	9.66%	9.99%
Yield on loans	5.74%	5.43%	4.98%	5.31%	5.63%
Cost of interest-bearing deposits	1.15%	0.79%	0.65%	0.55%	0.49%
Net interest margin	3.81%	3.83%	3.30%	3.65%	3.92%
Efficiency ratio*	60.14%	61.39%	66.67%	66.94%	72.67%
Non-interest income / average assets	0.55%	0.63%	0.61%	0.71%	0.75%
Non-interest expense / average assets	2.62%	2.74%	2.74%	2.81%	3.08%
Capital Ratios
Tier 1 Leverage Ratio	8.60%	10.33%	11.81%	9.47%	9.62%
Common Equity Tier 1 Capital Ratio	11.02%	11.56%	13.34%	12.35%	N/A
Tier 1 Risk Based Capital Ratio	11.52%	12.17%	14.25%	13.85%	13.16%
Total Risk Based Capital Ratio	11.92%	12.54%	14.67%	14.35%	13.86%
Equity / Assets	11.23%	11.80%	11.77%	10.55%	10.02%
Book value per share	$28.87	$25.62	$22.09	$18.37	$16.71
Tangible book value per share*	$19.08	$17.61	$16.64	$15.97	$13.54
Tangible common equity to tangible assets*	7.71%	8.42%	9.13%	8.37%	7.11%

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

Overview

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 49 full service branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2018.  As of December 31, 2018, we had, on a consolidated basis, total assets of $4.06 billion, total deposits of $3.12 billion, total loans held for investment of $2.56 billion (net of allowances) and total stockholders’ equity of $455.9 million.  Net income for the year ended December 31, 2018 was $35.8 million compared to $20.6 million for the prior year ended December 31, 2017, an increase of $15.2 million, or 73.5%.

History and Background

From 2003 through 2018, we completed a series of sixteen acquisitions and two charter consolidations.  We seek to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations.  In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire.  Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically.  In addition, we concentrate on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships.  We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross-selling our depository products to our loan customers.

Our principal objective is to continually increase stockholder value and generate consistent earnings growth by expanding our commercial banking franchise both organically and through strategic acquisitions.  We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency.  We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities.  We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share.  We believe our geographic footprint, which is strategically split between growing metropolitan markets, such as Kansas City, Tulsa and Wichita, and stable community markets within Western Kansas, Western Missouri, Topeka, Northern Arkansas and Northern Oklahoma, provides us with access to low cost stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.  We strive to provide an enhanced banking experience for our customers by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality relationship-based customer service of a community bank.

Highlights for the Year Ended December 31, 2018

•	Net income allocable to common stockholders of $35.8 million for the year ended December 31, 2018, compared to $20.6 million for the year ended December 31, 2017, a 73.5% increase.
•	Total loans held for investment of $2.58 billion at December 31, 2018, compared to $2.12 billion at December 31, 2017, an increase of $458.1 million, or 21.6%.
•	Total deposits of $3.12 billion at December 31, 2018, compared to $2.38 billion at December 31, 2017, an increase of $741.4 million, or 31.1%.
•	Total assets of $4.06 billion at December 31, 2018, compared to $3.17 billion at December 31, 2017, an increase of $891.2 million, or 28.1%.
•	Book value per common share of $28.87 at December 31, 2018, compared to $25.62 at December 31, 2017, an increase of $3.25, or 12.7%.
•	Tangible book value per common share of $19.08 at December 31, 2018, compared to $17.61 at December 31, 2017, an increase of $1.47, or 8.3%.

We completed our merger with Kansas Bank Corporation (“KBC”) of Liberal, Kansas on May 4, 2018.  KBC had total assets of $336.1 million, net loans of $159.4 million and total deposits of $288.4 million.  Also on May 4, 2018, we completed our merger with Adams Dairy Bancshares, Inc. (“Adams”) of Blue Springs, Missouri.  Adams had total assets of $119.8 million, net loans of $82.7 million and total deposits of $97.1 million.  On August 23, 2018, we completed the merger of City Bank and Trust (“City Bank”) of Guymon, Oklahoma, with Equity Bank.  City Bank had total assets of $163.3 million, net loans of $77.1 million and total deposits of $126.9 million.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements.  We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.

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

Net Income

Year ended December 31, 2018 compared with year ended December 31, 2017

Net income for the year ended December 31, 2018 was $35.8 million compared to $20.6 million for year ended December 31, 2017.  Net income allocable to common stockholders was $35.8 million for the year ended December 31, 2018, compared to $20.6 million for the year ended December 31, 2017, an increase of $15.2 million, or 73.5%.  During the year ended December 31, 2018, increases in net interest income of $38.8 million and non-interest income of $4.3 million were partially offset by $26.9 million in higher non-interest expenses and an increase of $1.0 million in the provision for loan loss when compared to the year ended December 31, 2017.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2018, 2017 and 2016.  The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2018			December 31, 2017			December 31, 2016
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets
Loans(1)	$2,388,509	$137,048	5.74%	$1,576,364	$85,662	5.43%	$1,009,918	$50,272	4.98%
Taxable securities	671,817	17,943	2.67%	510,165	12,308	2.41%	382,616	8,111	2.12%
Nontaxable securities	134,038	4,089	3.05%	111,242	3,375	3.03%	59,735	1,654	2.77%
Federal funds sold and other	77,681	2,476	3.19%	47,937	1,348	2.81%	140,415	1,762	1.25%
Total interest-earning assets	3,272,045	$161,556	4.94%	2,245,708	$102,693	4.57%	1,592,684	$61,799	3.88%
Non-interest-earning assets
Other real estate owned, net	7,071			8,968			6,167
Premises and equipment, net	72,390			55,299			40,800
Bank-owned life insurance	71,041			49,409			33,415
Goodwill and core deposit intangible, net	139,131			76,320			25,749
Other non-interest-earning assets	37,235			26,315			18,397
Total assets	$3,598,913			$2,462,019			$1,717,212
Interest-bearing liabilities
Interest-bearing demand deposits	$602,506	$4,623	0.77%	$452,652	$2,299	0.51%	$314,515	$890	0.28%
Savings and money market	798,820	8,060	1.01%	501,386	2,781	0.55%	317,394	1,317	0.41%
Savings, NOW and money market	1,401,326	12,683	0.91%	954,038	5,080	0.53%	631,909	2,207	0.35%
Certificates of deposit	836,298	13,004	1.56%	647,998	7,642	1.18%	453,045	4,835	1.07%
Total interest-bearing deposits	2,237,624	25,687	1.15%	1,602,036	12,722	0.79%	1,084,954	7,042	0.65%
FHLB term and line of credit advances	430,490	9,039	2.10%	258,951	2,909	1.12%	250,282	1,400	0.56%
Bank stock loan	14,241	731	5.13%	356	16	4.48%	989	31	3.09%
Subordinated borrowings	14,107	1,187	8.41%	13,820	980	7.09%	9,948	671	6.74%
Other borrowings	43,714	114	0.26%	25,823	64	0.25%	22,599	58	0.26%
Total interest-bearing liabilities	2,740,176	$36,758	1.34%	1,900,986	$16,691	0.88%	1,368,772	$9,202	0.67%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	426,410			257,346			169,514
Non-interest-bearing liabilities	11,874			9,889			10,103
Stockholders’ equity	420,453			293,798			168,823
Total liabilities and stockholders’ equity	$3,598,913			$2,462,019			$1,717,212
Net interest income		$124,798			$86,002			$52,597
Interest rate spread			3.60%			3.69%			3.21%
Net interest margin(2)			3.81%			3.83%			3.30%
Total cost of deposits, including non-interest bearing deposits	$2,664,034	$25,687	0.96%	$1,859,382	$12,722	0.68%	$1,254,468	$7,042	0.56%
Average interest-earning assets to interest-bearing liabilities			119.41%			118.13%			116.36%

(1)	Average loan balances include nonaccrual loans, hedge fair value adjustments and merger fair value adjustments.
(2)	Net interest margin is calculated by dividing net interest income by average interest-earning assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2018 as compared to the year ended December 31, 2017, and the year ended December 31, 2017 as compared to the year ended December 31, 2016.

Analysis of Changes in Net Interest Income

	2018 vs. 2017			2017 vs. 2016
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets
Loans	$46,358	$5,028	$51,386	$30,418	$4,972	$35,390
Taxable securities	4,212	1,423	5,635	2,968	1,229	4,197
Nontaxable securities	696	18	714	1,549	172	1,721
Federal funds sold and other	928	200	1,128	(1,659)	1,245	(414)
Total interest-earning assets	$52,194	$6,669	$58,863	$33,276	$7,618	40,894
Interest-bearing liabilities
Savings, NOW and money market	3,131	$4,472	$7,603	$1,427	$1,446	$2,873
Certificates of deposit	2,558	2,804	5,362	2,256	551	2,807
Total interest-bearing deposits	5,689	7,276	12,965	3,683	1,997	5,680
FHLB term and line of credit advances	2,652	3,478	6,130	50	1,459	1,509
Bank stock loan	712	3	715	(25)	10	(15)
Subordinated borrowings	21	186	207	273	36	309
Other borrowings	47	3	50	8	(2)	6
Total interest-bearing liabilities	$9,121	$10,946	$20,067	$3,989	$3,500	$7,489
Net Interest Income	$43,073	$(4,277)	$38,796	$29,287	$4,118	$33,405

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

Year ended December 31, 2018 compared with year ended December 31, 2017

The increase in net interest income before the provision for loan losses is primarily due to the increase in the volume of interest-earnings assets and to a lesser extent an increase in yields on interest-earning assets.  The increase in average volume of interest-earning assets was primarily due to increases in loans and investment securities.  The increase in interest expense was primarily due to an increase in the average rates and volume of interest bearing liabilities incurred to fund the increased volume of interest-earning assets.

The increase in loan interest income was driven by the increase in average loan volume and a 31 basis point increase in yield on the loan portfolio from 5.43% for the year ended December 31, 2017 to 5.74% for the year ended December 31, 2018.  The impact to net interest income from loan fees for the year ended December 31, 2018, was $6.5 million compared to $3.5 million for the year ended December 31, 2017.

Average balances of borrowings from the FHLB increased by $171.5 million from an average balance of $259.0 million for the year ended December 31, 2017 to an average balance of $430.5 million for the year ended December 31, 2018, resulting in an increase in interest expense of $6.1 million.  Interest expense on our bank stock loan for the year ended December 31, 2018 was $731 thousand compared to $16 thousand for the year ended December 31, 2017.  Total cost of interest-bearing liabilities increased 46 basis points to 1.34% for the year ended December 31, 2018 from 0.88% for the year ended December 31, 2017.

The decrease in net interest margin is largely due to the cost of interest-bearing liabilities rising at a faster rate than interest-earning assets.  The increase in cost of funds is primarily from the increase in cost of both retail and public fund deposits.  The cost of retail deposits increased as the general level of interest rates rose and due to an increased level of market competition for these deposits, which are more desirable due to lower interest rate sensitivity.  The cost of public fund deposits increased due to the level of competition from other financial institutions and state investment funds and due to the timing of the investment of these funds in an elevated interest rate environment.

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

The increase in loan interest income was driven by the increase in average loan volume and a 45 basis point increase in yield on the loan portfolio from 4.98% for the year ended December 31, 2016 to 5.43% for the year ended December 31, 2017.  The impact to net interest income from loan fees for the year ended December 31, 2017 was $3.5 million compared to $2.4 million for the year ended December 31, 2016.

Average balances of borrowings from the FHLB increased by $8.7 million from an average balance of $250.3 million for the year ended December 31, 2016 to an average balance of $259.0 million for the year ended December 31, 2017, resulting in an increase in interest expense of $1.5 million.  Interest expense on our bank stock loan for the year ended December 31, 217 was $16 thousand compared to $31 thousand for the year ended December 31, 2016.  Total cost of interest-bearing liabilities increased 21 basis points to 0.88% for the year ended December 31, 2017 from 0.67% for the year ended December 31, 2016.

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

Year ended December 31, 2018 compared with year ended December 31, 2017

The increased provision of $1.0 million was primarily related to the overall increase in volume in our loan portfolio during 2018.  Net charge-offs for the year ended December 31, 2018 were $1.0 million compared to net charge-offs of $887 thousand for the year ended December 31, 2017.  For the year ended December 31, 2018, gross charge-offs were $3.8 million offset by gross recoveries of $2.8 million.  In comparison, gross charge-offs were $2.1 million for the year ended December 31, 2017 offset by gross recoveries of $1.2 million.

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

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2018, 2017 and 2016.

Non-Interest Income

For the Years Ended December 31,

				2018 vs. 2017		2017 vs. 2016
(Dollars in thousands)	2018	2017	2016	Change	%	Change	%
Service charges and fees	$7,250	$5,319	$3,610	$1,931	36.3%	$1,709	47.3%
Debit card income	6,178	4,547	2,898	1,631	35.9%	1,649	56.9%
Mortgage banking	1,298	1,955	1,394	(657)	(33.6)%	561	40.2%
Increase in value of bank-owned life insurance	2,199	1,445	1,000	754	52.2%	445	44.5%
Investment referral income	395	353	418	42	11.9%	(65)	(15.6)%
Recovery on zero-basis purchased loans	420	319	102	101	31.7%	217	212.7%
Other	1,994	1,231	565	763	62.0%	666	117.9%
Sub-Total	19,734	15,169	9,987	4,565	30.1%	5,182	51.9%
Net gains on sales and settlement of securities	(9)	271	479	(280)	(103.3)%	(208)	(43.4)%
Total non-interest income	$19,725	$15,440	$10,466	$4,285	27.8%	$4,974	47.5%

Year ended December 31, 2018 compared with year ended December 31, 2017

The increase in non-interest income was primarily due to increases in service charges and fees, debit card income, other, recovery on zero-basis purchased loans and increase in value of bank owned life insurance partially offset by decreases in mortgage banking fees and net gains on sales of and settlement of securities.  Service charges and fees increased $1.9 million during the twelve months ended December 31, 2018, as compared to the same time period during 2017, mainly due to an increase in non-sufficient fund charges.  Debit card income was $6.2 million for the year ended December 31, 2018, an increase of $1.6 million, or 35.9%, from $4.5 million for the year ended December 31, 2017.  Mortgage banking decreased largely due to a decrease in proceeds received from investors on the sale of mortgage loans.  In connection with acquisitions, we received the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to the acquisitions, we have received cash payments on several of these loans.  No interest has been accrued as cash flow payments have not been expected prior to receipt.  Cash receipts on these zero-basis loans totaled $420 thousand and $319 thousand for the years ended December 31, 2018 and 2017.

Year ended December 31, 2017 compared with year ended December 31, 2016

The increase in non-interest income was primarily due to increases in service charges and fees, debit card income, other, mortgage banking income, increase in value of bank owned life insurance and recovery on zero-basis purchased loans partially offset by decreases in net gains on sales of and settlement of securities and investment referral income.  Service charges and fees increased $1.7 million during the twelve months ended December 31, 2017, as compared to the same time period during 2016, mainly due to an increase in non-sufficient fund charges.  Debit card income was $4.5 million for the year ended December 31, 2017, an increase of $1.6 million, or 56.9%, from $2.9 million for the year ended December 31, 2016.  Mortgage banking increased largely due to an increase in proceeds received from investors on the sale of mortgage loans.  In connection with acquisitions, we received the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to the acquisitions, we have received cash payments on several of these loans.  No interest has been accrued as cash flow payments have not been expected prior to receipt.  Cash receipts on these zero-basis loans totaled $319 thousand and $102 thousand for the years ended December 31, 2017 and 2016.  For the year ended December 31, 2017 gains on sales of and settlement of securities amounted to $271 thousand.  For the year ended December 31, 2016 gains on sales of and settlement of securities amounted to $893 thousand.  During 2016, the Company recorded an other-than-temporary impairment loss in the amount of $414 thousand, resulting in a net gain on sales of and settlement of securities of $479 thousand.  The impairment loss reflected the difference between the amortized cost of the Company’s investment in AgriBank’s 9.125% subordinated notes, due July 2019 and the fair value attributed to AgriBank’s redemption call of those notes.

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2018, 2017 and 2016.

Non-Interest Expense

For the Year Ended December 31,

				2018 vs. 2017		2017 vs. 2016
(Dollars in thousands)	2018	2017	2016	Change	%	Change	%
Salaries and employee benefits	$48,018	$33,960	$21,951	$14,058	41.4%	$12,009	54.7%
Net occupancy and equipment	8,126	6,305	4,586	1,821	28.9%	1,719	37.5%
Data processing	8,094	4,927	3,568	3,167	64.3%	1,359	38.1%
Professional fees	3,402	2,363	2,075	1,039	44.0%	288	13.9%
Advertising and business development	3,002	2,105	1,198	897	42.6%	907	75.7%
Telecommunications	1,775	1,191	1,101	584	49.0%	90	8.2%
FDIC insurance	1,536	945	894	591	62.5%	51	5.7%
Courier and postage	1,183	935	683	248	26.5%	252	36.9%
Free nationwide ATM expense	1,355	932	672	423	45.4%	260	38.7%
Amortization of core deposit intangibles	2,443	1,025	413	1,418	138.3%	612	148.2%
Loan expense	1,005	993	599	12	1.2%	394	65.8%
Other real estate owned	(71)	523	386	(594)	(113.6)%	137	35.5%
Other	7,057	5,907	3,597	1,150	19.5%	2,310	64.2%
Sub-Total	86,925	62,111	41,723	24,814	40.0%	20,388	48.9%
Merger expenses	7,462	5,352	5,294	2,110	39.4%	58	1.1%
Loss on extinguishment of debt	—	—	58	—	—%	(58)	(100.0)%
Total non-interest expense	$94,387	$67,463	$47,075	$26,924	39.9%	$20,388	43.3%

Year ended December 31, 2018 compared with year ended December 31, 2017

This increase in non-interest expense was primarily due to increases in salaries and employee benefits of $14.1 million, data processing of $3.2 million, merger expenses of $2.1 million, net occupancy and equipment of $1.8 million, amortization of core deposit intangible of $1.4 million, other of $1.2 million and professional fees of $1.0 million.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits:  There was a $14.1 million increase in salaries for year ended December 31, 2018 as compared to year ended December 31, 2017.  This increase reflects the full year effect of the addition of staff related to the March 2017 Prairie State Bancshares, Inc. (“Prairie”) merger; the addition of staff related to the  November 2017 Eastman National Bancshares, Inc. (“Eastman”) and Cache Holdings, Inc. (“Cache”) mergers; the May 2018 addition of staff related to the mergers with KBC and Adams; the August 2018 addition of staff related to the merger with City Bank, as well as additions to corporate and operations staff indirectly attributable to acquisitions and our growth.  In addition, during the same time period, there was an increase in benefits cost of $1.1 million.  Included in salaries and employee benefits is share-based compensation expense of $2.3 million for the year ended December 31, 2018 and $552 thousand for the year ended December 31, 2017, largely attributable to organic and acquired growth.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, net of incidental rental income of excess facilities.  The majority of the increase is due to a full year of expenses related to the mergers with Prairie, Eastman and Cache and the subsequent addition of eight branch locations.  In addition, due to the mergers of KBC, Adams and City Bank, there were six additional branches added in May 2018 and one additional branch added in August 2018.

Data processing:  The increase was principally due to increased debit card processing costs as usage increased and software license expense.

Professional fees:  The increase of $1.0 million, or 44.0%, principally is due to an increase in legal fees of $415 thousand, accounting fees of $250 thousand and consulting fees of $243 thousand.

Other real estate owned:  As detailed in “NOTE 5 – OTHER REAL ESTATE OWNED” in the Notes to Consolidated Financial Statements other real estate owned expenses, including provision for unrealized losses and loss on sale of other real estate were $849 thousand for the year ended December 31, 2018.  For the year ended December 31, 2017, other real estate owned expenses, including provision for unrealized losses were $644 thousand offset by gains on the sale of other real estate owned of $121 thousand.

Other:  Other non-interest expenses consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets; losses net of gains on the sale of repossessed assets other than real estate; and other operating expenses such as settlement of claims.

Merger expenses:  Merger expenses include legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks.  Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses.  For the year ended December 31, 2018, merger expenses of $4.4 million are related to the KBC merger, $1.2 million are related to the Adams merger and $1.4 million are related to the City Bank merger.  For the year ended December 31, 2017, merger expenses of $926 thousand are related to the Prairie merger, $2.9 million are related to the Eastman merger and $1.5 million are related to the Cache merger.

Year ended December 31, 2017 compared with year ended December 31, 2016

This increase in non-interest expense was primarily due to increases in salaries and employee benefits of $12.0 million, other of $2.3 million, net occupancy and equipment of $1.7 million, data processing of $1.4 million, advertising and business development of $907 thousand and amortization of core deposit intangible of $612 thousand.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

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

Other:  Other non-interest expenses consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets; losses net of gains on the sale of repossessed assets other than real estate; and other operating expenses such as settlement of claims.

Merger expenses:  Merger expenses include legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks.  Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses.  For the year ended December 31, 2017, merger expenses of $926 thousand are related to the Prairie merger, $2.9 million are related to the Eastman merger and $1.5 million are related to the Cache merger.  For the year ended December 31, 2016, merger expenses of $4.6 million are related to the Community First merger and $678 thousand are related to the Prairie merger.

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

The Company’s non-interest expense to net interest income plus non-interest income improved from year ended December 31, 2017 to December 31, 2018 primarily due to increased net interest income and non-interest income, partially offset by increased non-interest expense as discussed in “Results of Operations – Non-GAAP Financial Measures.” The efficiency ratio improved during the same time period due to increased net interest income and non-interest income as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

Improvement in the Company’s non-interest expense to net interest income plus non-interest income when comparing year ended December 31, 2017 to year ended December 31, 2016 was primarily due to increased net interest income and non-interest income, partially offset by increased non-interest expense as discussed in “Results of Operations – Non-GAAP Financial Measures.” The improvement in the efficiency ratio from year ended December 31, 2016 to December 31, 2017 was primarily due to increased net interest income and non-interest income as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount non-deductible expenses and available tax credits.

Year ended December 31, 2018 compared with year ended December 31, 2017

The effective income tax rate for the year ended December 31, 2018 was 22.4% as compared to the U.S. statutory rate of 21.0%.  The effective income tax rate for the year ended December 31, 2017 was 33.5% as compared to the U.S. statutory rate of 35.0%.  As detailed in “NOTE 15 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rates differed from the U.S. statutory rates primarily due to non-taxable income, non-deductible expenses and tax credits.  The 2017 provision for income taxes also includes a fourth quarter charge of $1.1 million related to Tax Reform.  In 2017, the reduction of the U.S. statutory tax rate from 35% to 21%, provided for by Tax Reform, resulted in the re-measurement of the Company’s net deferred tax assets.

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

Financial Condition

Overview

Our total assets increased $891.2 million, or 28.1%, from $3.17 billion at December 31, 2017, to $4.06 billion at December 31, 2018.  The increase in total assets was primarily from increases in net loans of $455.2 million, $219.5 million in investment securities, $140.6 million in cash and cash equivalents and $26.8 million in goodwill.  Included in the above changes are the assets of KBC, Adams and City Bank, which totaled $336.1 million, $119.8 million and $163.3 million at the time of such mergers.  Our total liabilities increased $809.4 million, or 28.9%, from $2.80 billion at December 31, 2017 to $3.61 billion at December 31, 2018.  The increase in total liabilities was primarily from increases in total deposits of $741.4 million and FHLB advances of $37.2 million.  Our total stockholders’ equity increased $81.8 million, or 21.9%, from $374.1 million at December 31, 2017 to $455.9 million at December 31, 2018.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  Excluding acquisitions of KBC, Adams and City Bank, gross loans held for investment increased by $138.9 million, or 6.6%, compared with December 31, 2017.  Overall growth consisted of $326.2 million, or 71.2%, from commercial real estate, $67.8 million, or 14.8%, from residential real estate, $61.0 million, or 13.3%, from commercial and industrial, $52.8 million, or 11.5%, from agricultural real estate, and $13.5 million, or 3.0%, from consumer, partially offset by a reduction of $61.8 million, or 13.5%, from real estate construction and $1.4 million, or 0.3%, from agricultural.  We also had an increase in loans classified as held for sale of $619 thousand, or 26.3%, from December 31, 2017 to December 31, 2018.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa MSAs, as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of December 31, 2018, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At December 31, 2018, gross total loans were 82.5% of deposits and 63.4% of total assets.  At December 31, 2017, gross total loans were 88.9% of deposits and 66.8% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2018		2017		2016		2015		2014
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$582,527	22.6%	$521,510	24.6%	$348,465	25.2%	$262,032	27.3%	$183,100	25.2%
Real estate loans:
Commercial real estate	1,127,646	43.8%	801,491	37.8%	478,815	34.6%	343,096	35.7%	323,676	44.6%
Real estate construction	124,346	4.8%	186,170	8.8%	114,293	8.3%	53,921	5.6%	40,420	5.6%
Residential real estate	444,540	17.3%	376,705	17.8%	338,387	24.4%	250,216	26.1%	134,455	18.5%
Agricultural real estate	139,332	5.4%	86,486	4.1%	38,331	2.8%	18,180	1.9%	17,083	2.3%
Total real estate loans	1,835,864	71.3%	1,450,852	68.5%	969,826	70.1%	665,413	69.3%	515,634	71.0%
Consumer	62,894	2.4%	49,361	2.4%	40,902	2.9%	17,103	1.8%	7,875	1.1%
Agricultural	94,123	3.7%	95,547	4.5%	24,412	1.8%	15,807	1.6%	19,267	2.7%
Total loans held for investment	$2,575,408	100.0%	$2,117,270	100.0%	$1,383,605	100.0%	$960,355	100.0%	$725,876	100.0%
Total loans held for sale	$2,972	100.0%	$2,353	100.0%	$4,830	100.0%	$3,504	100.0%	$897	100.0%
Total loans held for investment (net of allowances)	$2,563,954	100.0%	$2,108,772	100.0%	$1,377,173	100.0%	$954,849	100.0%	$719,913	100.0%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital, or meet other financing needs of the business.  Of the $61.0 million in growth during 2018, $19.3 million, or 31.6%, was a result of loans acquired through KBC, $1.6 million, or 2.6%, was a result of loans acquired through Adams and $8.6 million, or 14.1%, was a result of loans acquired through City Bank.  The remainder was a combination of loan originations within our target markets and changes in the balances of revolving lines of credit, partially offset by reductions of broadly syndicated shared national credit originations and mortgage finance loan participations.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Of the $326.2 million in growth during 2018, $96.5 million, or 30.0%, was a result of loans acquired through KBC, $78.2 million, or 24.0%, was a result of loans acquired through Adams and $18.9 million, or 5.8%, was a result of loans acquired through City Bank.  The remainder was a combination of loan originations within our target market and changes in the balances of revolving lines of credit.

Real estate construction:  Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer.

Residential real estate:  Residential real estate loans include loans secured by primary or secondary personal residences.  The acquisitions of KBC, Adams and City Bank added $3.0 million, $5.0 million and $28.5 million in residential real estate loans during the year ended December 31, 2018.  During 2017, we purchased one $14.8 million pool of mortgage loans.  Pools of mortgages are occasionally purchased to expand our loan portfolio and provide additional loan income.

Agricultural real estate, Agricultural, Consumer and other:  Agricultural real estate loans are loans related to farmland. Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  Consumer loans are generally secured by consumer assets, but may be unsecured.  These three loan pools represent 11.7% of our overall loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2018 and December 31, 2017 are summarized in the following tables.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2018
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$246,601	$203,705	$132,221	$582,527
Real Estate:
Commercial real estate	173,064	609,356	345,226	1,127,646
Real estate construction	59,816	42,144	22,386	124,346
Residential real estate	11,712	14,888	417,940	444,540
Agricultural real estate	50,635	46,759	41,938	139,332
Total real estate	295,227	713,147	827,490	1,835,864
Consumer	10,879	42,570	9,445	62,894
Agricultural	71,003	19,583	3,537	94,123
Total	$623,710	$979,005	$972,693	$2,575,408
Loans with a predetermined fixed interest rate	327,086	629,327	340,452	1,296,865
Loans with an adjustable/floating interest rate	296,624	349,678	632,241	1,278,543
Total	$623,710	$979,005	$972,693	$2,575,408

	As of December 31, 2017
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$189,416	$198,951	$133,143	$521,510
Real Estate:
Commercial real estate	116,797	464,987	219,707	801,491
Real estate construction	76,406	76,153	33,611	186,170
Residential real estate	14,852	12,788	349,065	376,705
Agricultural real estate	32,241	32,354	21,891	86,486
Total real estate	240,296	586,282	624,274	1,450,852
Consumer	9,113	31,997	8,251	49,361
Agricultural	70,427	19,746	5,374	95,547
Total	$509,252	$836,976	$771,042	$2,117,270
Loans with a predetermined fixed interest rate	271,132	532,308	212,711	1,016,151
Loans with an adjustable/floating interest rate	238,120	304,668	558,331	1,101,119
Total	$509,252	$836,976	$771,042	$2,117,270

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	As of December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Nonaccrual loans	$33,203	$40,276	$22,693	$8,197	$10,790
Accruing loans 90 or more days past due	18	—	—	35	39
Restructured loans-accruing	—	—	—	—	—
OREO acquired through foreclosure, net	6,372	7,907	8,656	5,811	4,754
Total nonperforming assets	$39,593	$48,183	$31,349	$14,043	$15,583
Ratios:
Nonperforming assets to total assets	0.97%	1.52%	1.43%	0.89%	1.33%
Nonperforming assets to total loans plus OREO	1.53%	2.27%	2.25%	1.45%	2.13%

Nonperforming assets (“NPAs”) include loans on nonaccrual status, accruing loans 90 or more days past due, restructured loans, and other real estate acquired through foreclosure.

The nonperforming loans at December 31, 2018 consisted of 357 separate credits and 243 separate borrowers.  We had seven nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2018.  Of the increase in nonperforming assets, $8.4 million was the direct result of the KBC, Adams and City Bank mergers.  There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio.  We have established underwriting guidelines to be followed by lenders, and also monitor delinquency levels for any negative or adverse trends.  There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At December 31, 2018, the Company had $52.9 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $21.1 million at December 31, 2017.

The risk category of loans by class of loans is as follows for December 31, 2018 and December 31, 2017.

Risk Category of Loans by Class

	As of December 31, 2018
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$553,045	$29,482	$582,527
Real estate:
Commercial real estate	1,091,577	36,069	1,127,646
Real estate construction	123,438	908	124,346
Residential real estate	439,184	5,356	444,540
Agricultural real estate	129,285	10,047	139,332
Total real estate	1,783,484	52,380	1,835,864
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	$2,575,408

	As of December 31, 2017
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$500,141	$21,369	$521,510
Real estate:
Commercial real estate	787,894	13,597	801,491
Real estate construction	183,564	2,606	186,170
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Total real estate	1,418,693	32,159	1,450,852
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,055,872	$61,398	$2,117,270

At December 31, 2018, loans considered unclassified decreased to 96.7% of total loans from 97.1% of total loans at December 31, 2017.  Approximately $17.9 million of loans considered classified increase were a direct result of the KBC, Adams and City Bank mergers.

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

In connection with our review of the loan portfolio, risk elements attributable to particular loan types or categories are considered when assessing the quality of individual loans.  For additional information see “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements.

Purchased credit impaired loans:  Please see “Critical Accounting Policies – Allowance for Loan Losses” for additional discussion of our purchased credit impaired loans policy.  For additional information about our purchased credit impaired loans see “NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Notes to Consolidated Financial Statements.

 Analysis of allowance for loan and lease losses:  At December 31, 2018, the allowance for loan losses totaled $11.5 million, or 0.44% of total loans.  At December 31, 2017 the allowance for loan losses aggregated $8.5 million, or 0.40% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $9.6 million, or 0.38%, of the $2.51 billion in loans collectively evaluated for impairment at December 31, 2018, compared to an allowance for loan losses of $7.6 million, or 0.37%, of the $2.07 billion in loans collectively evaluated for impairment at December 31, 2017, and an allowance for loan losses of $5.8 million, or 0.43%, of the $1.36 billion in loans collectively evaluated for impairment at December 31, 2016.  The increase in allowance as a percentage of loans collectively evaluated for impairment from December 31, 2017 to December 31, 2018 was primarily related to changes in applied loss factors which are based in part on historical loss experience as well as changes in the composition and quality of our loans collectively evaluated for impairment.  The decrease in allowance as a percentage of loans collectively evaluated for impairment from December 31, 2016 to December 31, 2017, was largely due to $533.7 million in loans which were purchased at a discount as part of mergers during 2017.

Net losses as a percentage of average loans decreased to 0.05% for the twelve months ended December 31, 2018 as compared to 0.06% for the twelve months ended December 31, 2017, and 0.12% for the twelve months ended December 31, 2016.

There have been no material changes to our accounting policies related to our allowance for loan and lease loss methodology during 2018 and 2017.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.

Allowance for Loan and Lease Losses

	As of and for the Twelve Months ended December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Average loans outstanding(1)	$2,146,177	$1,573,402	$1,006,745	$813,970	$680,982
Gross loans outstanding at end of period(1)	$2,575,408	$2,117,270	$1,383,605	$960,355	$725,876
Allowance for loan and lease losses at beginning of the period	$8,498	$6,432	$5,506	$5,963	$5,614
Provision for loan losses	3,961	2,953	2,119	3,047	1,200
Charge-offs:
Commercial and industrial	(118)	(431)	(226)	(1,468)	(46)
Real estate:
Commercial real estate	(121)	(271)	(557)	(1,668)	(241)
Real estate construction	(1,658)	—	—	—	—
Residential real estate	(293)	(350)	(299)	(296)	(668)
Agricultural real estate	(93)	(16)	(23)	—	—
Consumer	(1,431)	(1,025)	(584)	(309)	(360)
Agricultural	(43)	(42)	(31)	—	(19)
Total charge-offs	(3,757)	(2,135)	(1,720)	(3,741)	(1,334)
Recoveries:
Commercial and industrial	53	35	41	23	36
Real estate:
Commercial real estate	304	660	201	126	72
Real estate construction	1,565	—	—	2	16
Residential real estate	254	243	165	31	139
Agricultural real estate	19	13	23	—	—
Consumer	545	291	96	53	218
Agricultural	12	6	1	2	2
Total recoveries	2,752	1,248	527	237	483
Net recoveries (charge-offs)	(1,005)	(887)	(1,193)	(3,504)	(851)
Allowance for loan and lease losses at end of the period	$11,454	$8,498	$6,432	$5,506	$5,963
Ratio of ALLL to end of period loans(1)	0.44%	0.40%	0.46%	0.57%	0.82%
Ratio of net charge-offs (recoveries) to average loans	0.05%	0.06%	0.12%	0.43%	0.13%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan or lease category.

Analysis of the Allowance for Loan and Lease Losses

	December 31,
	2018		2017		2016		2015		2014
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Balance of allowance for loan and lease losses applicable to:
Commercial and industrial	$2,707	23.6%	$2,136	25.1%	$1,881	29.3%	$1,366	24.8%	$1,559	26.1%
Real estate:
Commercial real estate	3,108	27.1%	2,047	24.1%	1,808	28.1%	1,728	31.4%	2,298	38.5%
Real estate construction	1,554	13.6%	693	8.2%	612	9.5%	323	5.9%	599	10.0%
Residential real estate	2,320	20.3%	2,262	26.6%	1,765	27.4%	1,824	33.1%	1,190	20.0%
Agricultural real estate	391	3.4%	319	3.8%	35	0.6%	29	0.5%	148	2.5%
Consumer	1,070	9.3%	768	9.0%	266	4.1%	187	3.4%	81	1.4%
Agricultural	304	2.7%	273	3.2%	65	1.0%	49	0.9%	88	1.5%
Total allowance for loan and lease losses	$11,454	100.0%	$8,498	100.0%	$6,432	100.0%	$5,506	100.0%	$5,963	100.0%

Management believes that the allowance for loan and lease losses at December 31, 2018, was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2018.

The Company has a credit relationship with two related borrowers whose principals have been customers of the Bank since 2011.  At December 31, 2018, the total outstanding to these borrowers was $28,261.  The relationship which consists of several loans to several related entities and categorized as commercial real estate and commercial and industrial was performing and current at its most recent renewal in 2018 and was current at December 31, 2018.  Despite one of the borrower’s entities showing negative cash flow, the other entity generated enough earnings before interest, tax, depreciation and amortization and had cash flow to support the obligations of the overall relationship.  Subsequent to December 31, 2018, the borrowing entities filed for Chapter 11 Bankruptcy protection based on overall obligations in excess of their willingness to invest more capital.  The Company believes as of the date of the filing our Form 10-K that repayment of the principal and interest at December 31, 2018 is ultimately expected based on the values of the entities at sale.  The Company has not recorded any specific credit impairment on the relationship, but the Company cannot be certain of future events that could impact the overall valuation of the assets or the price the assets will bring at disposition.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At December 31, 2018, securities represented 22.6% of total assets compared with 22.0% at December 31, 2017.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$—	$—	$—	$—	$4,766	$4,782
Residential mortgage-backed securities (issued by government-sponsored entities)	173,503	168,875	163,374	161,591	88,257	86,703
Corporate	—	—	—	—	3,000	3,039
Small Business Administration loan pools	—	—	—	—	210	223
State and political subdivisions	—	—	195	195	499	499
Equity securities	—	—	500	486	500	486
Total available-for-sale securities	$173,503	$168,875	$164,069	$162,272	$97,232	$95,732

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	December 31,
	2018		2017		2016
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$3,873	$3,860	$998	$985	$998	$965
Residential mortgage-backed securities (issued by government-sponsored entities)	567,766	560,467	383,875	379,582	338,749	334,733
Corporate	22,993	22,901	22,991	23,346	12,988	13,099
Small Business Administration loan pools	1,746	1,728	2,048	2,034	2,398	2,382
State and political subdivisions	151,978	151,033	125,550	126,797	110,576	109,977
Total held-to-maturity securities	$748,356	$739,989	$535,462	$532,744	$465,709	$461,156

At December 31, 2018, 2017 and 2016, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2018 and December 31, 2017.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2018
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government- sponsored entities)	$—	—%	$10	3.14%	$98	2.38%	$168,767	3.04%	$168,875	3.04%
Total available-for-sale securities	—	—%	10	3.14%	98	2.38%	168,767	3.04%	168,875	3.04%
Held-to-maturity securities:
U.S. government-sponsored entities	1,886	2.43%	1,987	2.21%	—	—%	—	—%	3,873	2.32%
Residential mortgage-backed securities (issued by government-sponsored entities)	1,373	2.23%	8,280	2.76%	72,060	2.83%	486,053	3.10%	567,766	3.05%
Corporate	—	—%	5,166	2.74%	17,827	5.21%	—	—%	22,993	4.66%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,746	2.61%	1,746	2.61%
State and political subdivisions(1)	4,540	4.06%	29,259	2.72%	36,378	3.04%	81,801	3.31%	151,978	3.15%
Total held-to-maturity securities	7,799	3.34%	44,692	2.71%	126,265	3.23%	569,600	3.12%	748,356	3.12%
Total debt securities	$7,799	3.34%	$44,702	2.71%	$126,363	3.23%	$738,367	3.10%	$917,231	3.10%

(1)	The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2017
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government- sponsored entities)	$3,461	1.82%	$20	3.14%	$171	2.38%	$157,939	2.90%	$161,591	2.87%
State and political subdivisions(1)	195	1.11%	—	—%	—	—%	—	—%	195	1.11%
Total available-for-sale securities	3,656	1.78%	20	3.14%	171	2.38%	157,939	2.90%	161,786	2.87%
Held-to-maturity securities:
U.S. government-sponsored entities	—	—%	998	1.65%	—	—%	—	—%	998	1.65%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	9,203	2.60%	23,979	2.52%	350,693	2.86%	383,875	2.83%
Corporate	—	—%	5,236	2.74%	17,755	4.69%	—	—%	22,991	4.25%
Small Business Administration loan pools	—	—%	—	—%	—	—%	2,048	2.61%	2,048	2.61%
State and political subdivisions(1)	2,871	2.35%	21,022	3.02%	25,351	3.16%	76,306	3.23%	125,550	3.16%
Total held-to-maturity securities	2,871	2.35%	36,459	2.84%	67,085	3.34%	429,047	2.93%	535,462	2.97%
Total debt securities	$6,527	2.03%	$36,479	2.84%	$67,256	3.33%	$586,986	2.92%	$697,248	2.95%

(1)	The calculated yield is not calculated on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At December 31, 2018 and December 31, 2017, 88.9% and 93.2% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.0 years and 5.5 years and a modified duration of 4.4 years and 4.8 years.

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

The following table shows our composition of deposits at December 31, 2018, 2017 and 2016.

Composition of Deposits

	December 31,
	2018		2017		2016		2018 vs. 2017		2017 vs. 2016
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Change	%	Change	%
	(Dollars in thousands)
Non-interest-bearing demand	$503,831	16.1%	$366,530	15.4%	$207,668	12.8%	$137,301	37.5%	$158,862	76.5%
Interest-bearing demand and NOW accounts	671,320	21.5%	550,577	23.1%	492,583	30.2%	120,743	21.9%	57,994	11.8%
Savings and money market	940,390	30.1%	688,407	28.9%	377,042	23.1%	251,983	36.6%	311,365	82.6%
Time	1,007,906	32.3%	776,499	32.6%	553,158	33.9%	231,407	29.8%	223,341	40.4%
Total deposits	$3,123,447	100.0%	$2,382,013	100.0%	$1,630,451	100.0%	$741,434	31.1%	$751,562	46.1%

The following table shows deposits assumed in 2018 mergers, as of the time of such mergers.

	KBC Merger		Adams Merger		City Bank Merger
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$53,105	18.4%	$27,518	28.3%	$30,947	24.4%
Interest-bearing demand and NOW accounts	80,873	28.0%	8,168	8.4%	24,783	19.6%
Savings and money market	75,462	26.2%	26,484	27.3%	32,763	25.8%
Time	78,912	27.4%	34,954	36.0%	38,360	30.2%
Total deposits	$288,352	100.0%	$97,124	100.0%	$126,853	100.0%

The following table shows deposits assumed in 2017 mergers, as of the time of such mergers.

	Prairie Merger		Eastman Merger		Cache Merger
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$24,585	19.6%	$60,363	26.9%	$26,108	9.4%
Interest-bearing demand and NOW accounts	3,082	2.5%	49,862	22.2%	3,004	1.1%
Savings and money market	52,395	41.8%	86,877	38.8%	117,480	42.1%
Time	45,291	36.1%	27,009	12.1%	132,114	47.4%
Total deposits	$125,353	100.0%	$224,111	100.0%	$278,706	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2018, 2017 and 2016.

Average Deposit Balances and Average Rate Paid

	December 31,
	2018		2017		2016
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand	$426,409	—%	$257,346	—%	$169,514	—%
Interest-bearing demand and NOW accounts	602,506	0.77%	452,652	0.51%	314,515	0.28%
Savings and money market	798,820	1.01%	501,386	0.55%	317,394	0.41%
Time	836,298	1.56%	647,998	1.18%	453,045	1.07%
Total deposits	$2,664,033		$1,859,382		$1,254,468

Included in savings and money market deposits at December 31, 2018, 2017 and 2016 are brokered deposit balances of $21.0 million, $23.2 million, and $2.7 million.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure that FDIC insurance coverage is gained on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of December 31, 2018, 2017, and 2016 were $131.1 million, $63.0 million, and $5.4 million.  Of these balances, $131.1 million at December 31, 2018, $63.0 million at December 31, 2017 and $5.4 million at December 31, 2016 were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the CDARS program are Equity Bank’s customer relationships that management views as core funding.

The following table provides information on the maturity distribution of time deposits of $100,000 or more as of December 31, 2018 and December 31, 2017.

	December 31,
	2018	2017
	(Dollars in thousands)
3 months or less	$157,033	$133,588
Over 3 through 6 months	160,259	98,523
Over 6 through 12 months	183,862	131,098
Over 12 months	204,991	155,457
Total Time Deposits	$706,145	$518,666

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowing and long-term borrowing consist of funds from the FHLB, federal funds purchased and retail repurchase agreements, a bank stock loan and subordinated debentures.

The following table presents our short-term borrowings at the dates indicated.

(Dollars in thousands)	Federal funds purchased and retail repurchase agreements	FHLB Line of Credit
December 31, 2018:
Amount outstanding at year-end	$50,068	$368,770
Weighted average interest rate at year-end	0.28%	2.65%
Maximum month-end balance during the year	$53,815	$603,280
Average balance outstanding during the year	$43,536	$424,708
Weighted average interest rate during the year	0.26%	2.09%
December 31, 2017:
Amount outstanding at year-end	$37,492	$347,692
Weighted average interest rate at year-end	0.23%	1.47%
Maximum month-end balance during the year	$43,843	$347,692
Average balance outstanding during the year	$25,823	$258,951
Weighted average interest rate during the year	0.25%	1.12%
December 31, 2016:
Amount outstanding at year-end	$20,637	$259,588
Weighted average interest rate at year-end	0.27%	0.72%
Maximum month-end balance during the year	$25,382	$292,756
Average balance outstanding during the year	$22,599	$250,282
Weighted average interest rate during the year	0.26%	0.56%

Federal funds purchased and retail repurchase agreements:  We have available federal funds lines of credit with our correspondent banks.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  See “NOTE 11 – BORROWINGS” in the Notes to Consolidated Financial Statements for additional information.

FHLB advances:  FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  The Company acquired $17.4 million in term advances in the August 2018 City Bank merger.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  See “NOTE 11 – BORROWINGS” in the Notes to Consolidated Financial Statements for additional information.

Bank stock loan:  The Company maintains a borrowing facility through an unaffiliated financial institution.  The terms of the loan require us and Equity Bank to maintain minimum capital ratios and other covenants.  The loan and accrued interest may be pre-paid at any time without penalty.  In the event of default, the lender has the option to declare all outstanding balances as immediately due.  For detailed information, see “NOTE 11 – BORROWINGS” in the Notes to Consolidated Financial Statements.

Subordinated debentures:  In conjunction with the 2012 acquisition of First Community, we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII,” respectively).  In conjunction with the 2016 acquisition of Community First Bancshares, Inc., we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, Community First (AR) Statutory Trust I, (“CFSTI”).  For additional information, see NOTE 11 – BORROWINGS” in the Notes to Consolidated Financial Statements.

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

During the years ended December 31, 2018, 2017, and 2016 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit and borrowings from the FHLB.

Our largest sources of funds are FHLB borrowings and deposits and our largest uses of funds are the origination or purchases of loans and securities purchases.  Average loans were $2.39 billion for the year ended December 31, 2018, an increase of 51.5% over average loans of $1.58 billion for the year ended December 31, 2017.  Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 5.3 years and a modified duration of 4.6 years at December 31, 2018.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.  On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $30.0 million, which was subsequently amended on March 11, 2019 to increase the maximum borrowing facility to $40.0 million.  This agreement, which is secured by Equity Bank stock, can be used to fund future acquisitions and for general corporate purposes.  The outstanding balance on this borrowing facility was $15.5 million for the period ending December 31, 2018.

Cash Flow Overview

During 2018, the net cash used in investing activities was principally related to loan portfolio growth and purchase of investment securities in excess of the cash flows generated by maturities, pay-downs, calls and sales of and settlement of securities.  Liquidity provided by operating activities, deposit growth, FHLB borrowings and net borrowings on bank stock loan were used to grow loans by $135.5 million, net purchase of additional investment securities of $54.6 million, purchase additional FHLB and Federal Reserve Bank stock of $1.9 million and purchase premise and equipment of $8.8 million.  The purchase of net non-cash assets of Adams Dairy Bancshares, Inc. used $1.4 million, which was funded by available cash, cash and cash equivalents of $12.8 million and $8.8 million from the purchase of Kansas Bank Corporation and City Bank and Trust and $13.0 net additional borrowings on the bank stock loan.

During 2017, the net cash used in investing activities was principally related to loan portfolio growth, purchase of investment securities in excess of the cash flows generated by maturities, pay-downs, calls and sales of and settlement of securities and purchase of additional bank owned life insurance.  Liquidity provided by operating activities, FHLB borrowings and deposit growth were used to grow loans by $125.7 million and net purchase of additional investment securities of $74.5 million, purchase additional FHLB and Federal Reserve Bank stock of $4.3 million and purchase premise and equipment of $6.9 million.  The purchase of net non-cash assets of Prairie State Bancshares, Inc. and Cache Holdings, Inc. used $6.7 million and $2.9 million, which were funded by available cash, cash and cash equivalents of $6.1 million from the purchase of Eastman National Bancshares, Inc. and $2.5 million additional borrowings on the bank stock loan.

During 2016, the net cash used in investing activities was principally related to loan portfolio growth, the purchase of investment securities in excess of the cash flows generated by maturities, pay-downs, call and sales of and settlement of securities and purchase of additional bank owned life insurance.  Liquidity provided by operating activities, FHLB borrowings and deposit growth were used to grow loans by $73.9 million and purchase additional investment securities of $48.2 million, purchase additional FHLB and Federal Reserve Bank stock of $2.0 million and purchase premise and equipment of $2.8 million.  The purchase of net non-cash assets of Community First Bancshares, Inc. used $3.0 million of cash and cash equivalents which was funded by available cash and $6.0 million of additional borrowings on the bank stock loan.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of December 31, 2018 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements:

Credit Extensions and Commitments

December 31, 2018

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$6,175	$1,006	$9	$—	$7,190
Commitments to extend credit	252,305	66,779	55,173	96,231	470,488
Total	$258,480	$67,785	$55,182	$96,231	$477,678

Standby and Performance Letters of Credit:  For additional information see “NOTE 22 – COMMITMENTS AND CREDIT RISK” in the Notes to Consolidated Financial Statements.

Commitments to Extend Credit:  For additional information see “NOTE 22 – COMMITMENTS AND CREDIT RISK” in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2018 (other than securities sold under repurchase agreements).  These obligations consist of our future cash payments associated with contractual obligations pursuant to FHLB advances, time deposit contracts, borrowed funds, and non-cancelable future operating leases.  Payments related to leases are based on actual payments specified in underlying contracts.

Other contractual obligations represent commitments made by us to make capital investments in limited-liability entities that invest in qualified affordable housing projects.  Payments on these obligations are made as requested by the managers of the limited-liability entities, however the table below includes an estimate of the anticipated timing of payments pursuant to these commitments.

Contractual Obligations

December 31, 2018

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Certificates and other time deposits	$673,838	$254,479	$78,530	$1,059	$1,007,906
Subordinated debentures	—	—	—	14,260	14,260
FHLB advances	371,749	5,377	4,732	3,040	384,898
Bank stock loan	1,850	3,200	10,400	—	15,450
Other contractual obligation commitments	651	2,856	417	41	3,965
Non-cancelable future operating leases	655	947	655	1,911	4,168
Total	$1,048,743	$266,859	$94,734	$20,311	$1,430,647

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2018 and December 31, 2017, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of December 31, 2018, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The increase in stockholders’ equity was principally attributable to common stock issuance as part of the mergers with Kansas Bank Corporation and Adams Dairy Bancshares, Inc., net of issuance expenses of $31.9 million and 13.2 million, retained earnings of $35.8 million for the year ended December 31, 2018, stock based compensation of $2.5 million, common stock issued upon exercise of stock options of $133 thousand and change in accumulated other comprehensive loss of $1.8 million.  For additional information about the Company’s capital see “NOTE 16 – REGULATORY MATTERS” in Notes to Consolidated Financial Statements.

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

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands, except share data)
Total stockholders’ equity	$455,941	$374,144	$257,964	$167,233	$117,729
Less: preferred stock	—	—	—	16,372	16,359
Less: goodwill	131,712	104,907	58,874	18,130	18,130
Less: core deposit intangibles, net	21,725	10,738	4,715	1,549	1,107
Less: mortgage servicing asset, net	11	17	23	29	—
Less: naming rights, net	1,217	1,260	—	—	—
Tangible common equity	$301,276	$257,222	$194,352	$131,153	$82,133
Common shares outstanding at period end	15,793,095	14,605,607	11,680,308	8,211,727	6,067,511
Diluted common shares outstanding at period end	16,085,729	14,873,257	11,873,480	8,332,762	6,285,628
Book value per common share	$28.87	$25.62	$22.09	$18.37	$16.71
Tangible book value per common share	$19.08	$17.61	$16.64	$15.97	$13.54
Tangible book value per diluted common share	$18.73	$17.29	$16.37	$15.74	$13.07

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

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Total stockholders’ equity	$455,941	$374,144	$257,964	$167,233	$117,729
Less: preferred stock	—	—	—	16,372	16,359
Less: goodwill	131,712	104,907	58,874	18,130	18,130
Less: core deposit intangibles, net	21,725	10,738	4,715	1,549	1,107
Less: mortgage servicing asset, net	11	17	23	29	—
Less: naming rights, net	1,217	1,260	—	—	—
Tangible common equity	$301,276	$257,222	$194,352	$131,153	$82,133
Total assets	$4,061,716	$3,170,509	$2,192,192	$1,585,727	$1,174,515
Less: goodwill	131,712	104,907	58,874	18,130	18,130
Less: core deposit intangibles, net	21,725	10,738	4,715	1,549	1,107
Less: mortgage servicing asset, net	11	17	23	29	—
Less: naming rights, net	1,217	1,260	—	—	—
Tangible assets	$3,907,051	$3,053,587	$2,128,580	$1,566,019	$1,155,278
Equity / assets	11.23%	11.80%	11.77%	10.55%	10.02%
Tangible common equity to tangible assets	7.71%	8.42%	9.13%	8.37%	7.11%

Return on Average Tangible Common Equity:  Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus amortization of core deposit intangible less tax effect of amortization of core deposit intangible (tax rates used in this calculation were 21% for 2018; 35% for 2017, 2016, 2015 and 2014) (c) return on average tangible common equity as adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Total average stockholders’ equity	$420,453	$293,798	$168,823	$125,808	$123,181
Less: average intangible assets and preferred stock	139,131	76,320	25,883	19,165	37,924
Average tangible common equity	$281,322	$217,478	$142,940	$106,643	$85,257
Net income allocable to common	$35,825	$20,649	$9,373	$10,123	$8,279
Amortization of intangible assets	2,492	1,070	419	275	363
Less: tax effect of intangible asset amortization	523	375	147	96	127
Adjusted net income allocable to common stockholders	$37,794	$21,344	$9,645	$10,302	$8,515
Return on average equity (ROAE)	8.52%	7.03%	5.55%	8.19%	7.30%
Return on average tangible common equity (ROATCE)	13.43%	9.81%	6.75%	9.66%	9.99%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	December 31,
	2018	2017	2016	2015	2014
	(Dollars in thousands)
Non-interest expense	$94,387	$67,463	$47,075	$38,575	$35,645
Less: merger expenses	7,462	5,352	5,294	1,691	—
Less: loss on debt extinguishment	—	—	58	316	—
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$86,925	$62,111	$41,723	$36,568	$35,645
Net interest income	$124,798	$86,002	$52,597	$46,262	$41,361
Non-interest income	$19,725	$15,440	$10,466	$9,802	$8,674
Less: net gains on sales and settlement of securities	(9)	271	479	756	986
Less: net gain on acquisition	—	—	—	682	—
Non-interest income, excluding net gains on security transactions and on acquisition	$19,734	$15,169	$9,987	$8,364	$7,688
Non-interest expense to net interest income plus non-interest income	65.31%	66.50%	74.65%	68.81%	71.24%
Efficiency Ratio	60.14%	61.39%	66.67%	66.94%	72.67%

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

The change in the impact of net interest income from the base case for December 31, 2018 and 2017 was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below.  In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage back security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments will increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2018 and 2017 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 50.4% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

The following table summarizes the simulated immediate change in net interest income for twelve months as of the dates indicated.

Market Risk

	Impact on Net Interest Income
	December 31,
Change in prevailing interest rates	2018	2017
+300 basis points	(13.0)%	(9.8)%
+200 basis points	(8.0)%	(5.9)%
+100 basis points	(3.8)%	(2.7)%
0 basis points	—	—
-100 basis points	2.0%	0.2%

	Impact on Economic Value of Equity
	December 31,
Change in prevailing interest rates	2018	2017
+300 basis points	(16.2)%	(15.4)%
+200 basis points	(8.2)%	(8.5)%
+100 basis points	(2.5)%	(2.0)%
0 basis points	—	—
-100 basis points	0.3%	(2.7)%

Item 8: Financial Statements and Supplementary Data

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Audited Financial Statements

The following tables present supplementary quarterly financial information (unaudited) for the years ended December 31, 2018 and 2017. This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total interest and dividend income	$45,580	$43,022	$38,831	$34,123
Total interest expense	12,244	10,267	7,911	6,336
Net interest income	33,336	32,755	30,920	27,787
Provision for loan loss	750	1,291	750	1,170
Net interest income after provision for loan loss	32,586	31,464	30,170	26,617
Total non-interest income	5,449	5,433	4,592	4,251
Total non-interest expense(1)	25,138	23,647	25,975	19,627
Provision for income taxes	2,972	2,928	1,920	2,530
Net income	$9,925	$10,322	$6,867	$8,711
Basic earnings per share	$0.63	$0.65	$0.45	$0.60
Diluted earnings per share	$0.62	$0.64	$0.44	$0.58

	2017
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total interest and dividend income	$29,808	$24,588	$25,082	$23,215
Total interest expense	5,219	4,267	3,883	3,322
Net interest income	24,589	20,321	21,199	19,893
Provision for loan loss	503	727	628	1,095
Net interest income after provision for loan loss	24,086	19,594	20,571	18,798
Total non-interest income	4,104	4,035	3,962	3,339
Total non-interest expense	20,718	16,388	15,131	15,226
Provision for income taxes	3,198	2,084	3,048	2,047
Net income	$4,274	$5,157	$6,354	$4,864
Basic earnings per share	$0.32	$0.42	$0.52	$0.41
Diluted earnings per share	$0.31	$0.41	$0.51	$0.40

(1) For additional information see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective, in ensuring the information relating to the Company (and its consolidated subsidiaries) required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported in a timely manner.

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

Report on Management’s Assessment of Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  The Company’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance GAAP.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2018, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2018.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to the rules of the Securities and Exchange Commission for an Emerging Growth Company.

Item 9B: Other Information

None

Part III

Item 10: Directors, Executive Officer and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held in April 2019, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held in April 2019, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held in April 2019, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held in April 2019, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be held in April 2019, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

Exhibit No.	Description

10.8

Amended Loan and Security Agreement, dated March 13, 2017, between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2017).

10.9

Second Amendment to Loan and Security Agreement, dated March 12, 2018. Between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2018).

10.10†

Equity Bancshares, Inc. Annual Executive Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 22, 2017).

10.11†

Form of Performance-vested Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2018).

10.12†	Form of Time-vested Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2018).
10.13†

Employment Agreement, dated March 16, 2018, among Equity Bank and Craig L. Anderson, (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 22, 2018).

21.1*	List of Subsidiaries of Equity Bancshares, Inc.

23.1*	Consent of Crowe LLP

24.1	Powers of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 20, 2019

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

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 20, 2019
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory H. Kossover	Director, Executive Vice President and Chief	March 20, 2019
Gregory H. Kossover	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gary C. Allerheiligen	Director	March 20, 2019
Gary C. Allerheiligen

/s/ James L. Berglund	Director	March 20, 2019
James L. Berglund

/s/ Jeff A. Bloomer	Director	March 20, 2019
Jeff A. Bloomer

/s/ Gregory L. Gaeddert	Director	March 20, 2019
Gregory L. Gaeddert

/s/ Jerry P. Maland	Director	March 20, 2019
Jerry P. Maland

/s/ Shawn D. Penner	Director	March 20, 2019
Shawn D. Penner

/s/ Harvey R. Sorensen	Director	March 20, 2019
Harvey R. Sorensen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Equity Bancshares, Inc.

Wichita, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the "Company") as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Crowe LLP

We have served as the Company's auditor since 2007.

Dallas, Texas

March 20, 2019

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2018	2017
ASSETS
Cash and due from banks	$192,735	$48,034
Federal funds sold	83	4,161
Cash and cash equivalents	192,818	52,195
Interest-bearing time deposits in other banks	4,991	3,496
Available-for-sale securities	168,875	162,272
Held-to-maturity securities, fair value of $739,989 and $532,744	748,356	535,462
Loans held for sale	2,972	2,353
Loans, net of allowance for loan losses of $11,454 and $8,498	2,563,954	2,108,772
Other real estate owned, net	6,372	7,907
Premises and equipment, net	80,442	63,449
Bank-owned life insurance	73,105	68,384
Federal Reserve Bank and Federal Home Loan Bank stock	29,214	24,373
Interest receivable	17,372	12,371
Goodwill	131,712	104,907
Core deposit intangibles, net	21,725	10,738
Other	19,808	13,830
Total assets	$4,061,716	$3,170,509
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$503,831	$366,530
Total non-interest-bearing deposits	503,831	366,530
Savings, NOW and money market	1,611,710	1,238,984
Time	1,007,906	776,499
Total interest-bearing deposits	2,619,616	2,015,483
Total deposits	3,123,447	2,382,013
Federal funds purchased and retail repurchase agreements	50,068	37,492
Federal Home Loan Bank advances	384,898	347,692
Bank stock loan	15,450	2,500
Subordinated debentures	14,260	13,968
Contractual obligations	3,965	1,967
Interest payable and other liabilities	13,687	10,733
Total liabilities	3,605,775	2,796,365
Commitments and contingent liabilities, see Notes 22 and 23
Stockholders’ equity, see Note 14
Common stock	173	161
Additional paid-in capital	379,085	331,339
Retained earnings	101,326	65,512
Accumulated other comprehensive loss	(4,867)	(3,092)
Employee stock loans	(121)	(121)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	455,941	374,144
Total liabilities and stockholders’ equity	$4,061,716	$3,170,509

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	2018	2017	2016
Interest and dividend income
Loans, including fees	$137,048	$85,662	$50,272
Securities, taxable	17,943	12,308	8,111
Securities, nontaxable	4,089	3,375	1,654
Federal funds sold and other	2,476	1,348	1,762
Total interest and dividend income	161,556	102,693	61,799
Interest expense
Deposits	25,687	12,722	7,042
Federal funds purchased and retail repurchase agreements	114	64	58
Federal Home Loan Bank advances	9,039	2,909	1,400
Bank stock loan	731	16	31
Subordinated debentures	1,187	980	671
Total interest expense	36,758	16,691	9,202

Net interest income	124,798	86,002	52,597
Provision for loan losses	3,961	2,953	2,119
Net interest income after provision for loan losses	120,837	83,049	50,478
Non-interest income
Service charges and fees	7,250	5,319	3,610
Debit card income	6,178	4,547	2,898
Mortgage banking	1,298	1,955	1,394
Increase in value of bank-owned life insurance	2,199	1,445	1,000
Net gains on sales and settlements of securities	(9)	271	479
Other	2,809	1,903	1,085
Total non-interest income	19,725	15,440	10,466
Non-interest expense
Salaries and employee benefits	48,018	33,960	21,951
Net occupancy and equipment	8,126	6,305	4,586
Data processing	8,094	4,927	3,568
Professional fees	3,402	2,363	2,075
Advertising and business development	3,002	2,105	1,198
Telecommunications	1,775	1,191	1,101
FDIC insurance	1,536	945	894
Courier and postage	1,183	935	683
Free nationwide ATM cost	1,355	932	672
Amortization of core deposit intangibles	2,443	1,025	413
Loan expense	1,005	993	599
Other real estate owned	(71)	523	386
Loss on debt extinguishment	—	—	58
Merger expenses	7,462	5,352	5,294
Other	7,057	5,907	3,597
Total non-interest expense	94,387	67,463	47,075
Income before income tax	46,175	31,026	13,869
Provision for income taxes	10,350	10,377	4,495
Net income	35,825	20,649	9,374
Dividends and discount accretion on preferred stock	—	—	(1)
Net income allocable to common stockholders	$35,825	$20,649	$9,373
Basic earnings per share	$2.33	$1.66	$1.09
Diluted earnings per share	$2.28	$1.62	$1.07

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	2018	2017	2016
Net income	$35,825	$20,649	$9,374
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(2,845)	(26)	(264)
Amortization of unrealized losses on held-to-maturity securities	453	532	615
Reclassification adjustment for net gains included in net income	—	(271)	(893)
Total other comprehensive income (loss)	(2,392)	235	(542)
Tax effect	606	(90)	211
Other comprehensive income (loss), net of tax	(1,786)	145	(331)
Comprehensive income	$34,039	$20,794	$9,043

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	Preferred Stock	Common Stock				Accumulated
	Series C	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (loss)	Treasury Stock	Employee Stock Loans	Total Stockholders’ Equity
Balance at December 31, 2015	$16,372	8,211,727	$97	$138,077	$34,955	$(2,371)	$(19,655)	$(242)	$167,233
Net income	—	—	—	—	9,374	—	—	—	9,374
Other comprehensive income, net of tax effects	—	—	—	—	—	(331)	—	—	(331)
Retirement of preferred stock	(16,372)	—	—	—	—	—	—	—	(16,372)
Stock based compensation, see Note 19	—	953	—	553	—	—	—	—	553
Common stock issued upon exercise of stock options	—	7,938	—	125	—	—	—	—	125
Common stock issued in connection with the acquisition of Community First Bancshares, net of issuance expenses of $549	—	2,689,690	27	73,713	—	—	—	—	73,740
Common stock issued in connection with a private placement, net of issuance expenses of $1,382	—	770,000	8	23,635	—	—	—	—	23,643
Cash dividends declared and accrued on preferred stock	—	—	—	—	(1)	—	—	—	(1)
Balance at December 31, 2016	$—	11,680,308	$132	$236,103	$44,328	$(2,702)	$(19,655)	$(242)	$257,964
Net income	—	—	—	—	20,649	—	—	—	20,649
Other comprehensive income, net of tax effects	—	—	—	—	—	145	—	—	145
Other comprehensive income tax rate change impact	—	—	—	—	535	(535)	—	—	—
Stock based compensation, see Note 19	—	3,712	—	1,100	—	—	—	—	1,100
Common stock issued upon exercise of stock options	—	71,434	1	1,214	—	—	—	—	1,215
Repayments on employee stock loans	—	—	—	—	—	—	—	121	121
Common stock issued in connection with the acquisition of Prairie State Bancshares, net of issuance expenses of $329	—	479,465	5	14,908	—	—	—	—	14,913
Common stock issued in connection with the acquisition of Eastman National Bancshares, net of issuance expenses of $300	—	1,179,747	11	38,798	—	—	—	—	38,809
Common stock issued in connection with the acquisition of Cache Holdings, net of issuance expenses of $252	—	1,190,941	12	39,216	—	—	—	—	39,228
Balance at December 31, 2017	$—	14,605,607	$161	$331,339	$65,512	$(3,092)	$(19,655)	$(121)	$374,144
Net income	—	—	—	—	35,825	—	—	—	35,825

Other comprehensive income, net of tax effects	—	—	—	—	—	(1,786)	—	—	(1,786)
Stock based compensation, see Note 19	—	1,375	—	2,509	—	—	—	—	2,509
Common stock issued upon exercise of stock options	—	21,201	—	133	—	—	—	—	133
Adoption of ASU 2016-01 reclassifying AFS equity securities with readily determined fair value	—	—	—	—	(11)	11	—	—	—
Common stock issued in connection with the acquisition of Kansas Bank Corporation, net of issuance expenses of $207	—	820,849	8	31,888	—	—	—	—	31,896
Common stock issued in connection with the acquisition of Adams Dairy Bancshares, Inc., net of issuance expenses of $236	—	344,063	4	13,216	—	—	—	—	13,220
Balance at December 31, 2018	$—	15,793,095	$173	$379,085	$101,326	$(4,867)	$(19,655)	$(121)	$455,941

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share data)

	2018	2017	2016
Cash flows from operating activities
Net income	$35,825	$20,649	$9,374
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	2,509	1,100	553
Depreciation	3,130	2,496	1,764
Provision for loan losses	3,961	2,953	2,119
Net amortization (accretion) of purchase valuation adjustments	(5,586)	(4,518)	615
Amortization (accretion) of premiums and discounts on securities	3,062	2,869	3,049
Amortization of intangible assets	2,492	1,070	419
Deferred income taxes	3,483	2,621	909
Federal Home Loan Bank stock dividends	(1,402)	(760)	(657)
Loss (gain) on sales and valuation adjustments on other real estate owned	(580)	(109)	(112)
Net loss (gain) on sales and settlements of securities	(1)	(271)	(479)
Change in unrealized (gains)/losses on equity securities	11	—	—
Loss (gain) on disposal of premises and equipment	(182)	(5)	(42)
Loss (gain) on sales of foreclosed assets	(17)	32	—
Loss (gain) on sales of loans	(1,072)	(1,640)	(1,198)
Originations of loans held for sale	(48,576)	(73,961)	(51,369)
Proceeds from the sale of loans held for sale	48,271	78,077	51,241
Increase in the value of bank-owned life insurance	(2,199)	(1,445)	(1,000)
Change in fair value of derivatives recognized in earnings	271	(14)	6
Net change in:
Interest receivable	(2,255)	(1,276)	(544)
Other assets	(5,738)	(673)	885
Interest payable and other liabilities	1,259	433	15
Net cash provided by operating activities	36,666	27,628	15,548
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(36,007)	(105,749)	(56,391)
Purchases of held-to-maturity securities	(150,479)	(129,016)	(134,745)
Proceeds from sales, calls, pay-downs and maturities of available-for- sale securities	58,739	102,040	90,459
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	73,098	58,245	51,439
Net change in interest-bearing time deposits in other banks	2,742	1,242	1,495
Net change in loans	(135,500)	(125,679)	(73,932)
Purchase of premises and equipment	(8,831)	(6,873)	(2,796)
Proceeds from sale of premises and equipment	1,254	9	209
Proceeds from sale of foreclosed assets	217	165	—
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(1,891)	(4,276)	(1,973)
Proceeds from sale of other real estate owned	4,730	5,461	3,017
Purchase of bank-owned life insurance	—	(15,000)	(14,500)
Proceeds from bank-owned life insurance death benefits	347	—	—
Net cash (paid)/from acquisition of Community First	—	—	(2,971)
Net cash (paid)/from acquisition of Prairie	—	(6,744)	—
Net cash (paid)/from acquisition of Eastman	(55)	6,108	—
Net cash (paid)/from acquisition of Cache	—	(2,857)	—
Net cash (paid)/from acquisition of KBC	12,774	—	—
Net cach (paid)/from acquisition of Adams	(1,385)	—	—
Net cash (paid)/from acquisition of City Bank	8,759	—	—
Net cash (used in) investing activities	(171,488)	(222,924)	(140,689)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	228,924	123,224	39,082
Net change in federal funds purchased and retail repurchase agreements	12,576	8,177	(4,150)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	20,078	79,996	114,149

Principal repayments on Federal Home Loan Bank term advances	(1,214)	(1,300)	(25,221)
Borrowings on bank stock loan	22,500	2,500	6,000
Principal repayments on bank stock loan	(9,550)	(1,000)	(33,218)
Proceeds from issuance of common stock, net	—	—	23,643
Proceeds from exercise of employee stock options	133	1,215	112
Principal payments on employee stock loan	—	121	—
Redemption of Series C preferred stock	—	—	(16,372)
Net change in contractual obligations	1,998	(537)	(589)
Dividends paid on preferred stock	—	—	(42)
Excess tax benefits as a result of the exercise of employee stock options	—	—	13
Net cash provided by (used in) financing activities	275,445	212,396	103,407
Net change in cash and cash equivalents	140,623	17,100	(21,734)
Cash and cash equivalents, beginning of period	52,195	35,095	56,829
Ending cash and cash equivalents	$192,818	$52,195	$35,095
Supplemental cash flow information:
Interest paid	$32,667	$15,041	$8,943
Income taxes paid, net of refunds	9,214	6,438	3,212
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	2,307	4,562	3,006
Total fair value of assets acquired in purchase of Community First, net of cash	—	—	496,352
Total fair value of liabilities acquired in purchase of Community First	—	—	419,641
Total fair value of assets acquired in purchase of Prairie, net of cash	—	147,247	—
Total fair value of liabilities acquired in purchase of Prairie	—	125,591	—
Total fair value of assets acquired in purchase of Eastman, net of cash	—	267,094	—
Total fair value of liabilities acquired in purchase of Eastman	—	234,337	—
Total fair value of assets acquired in purchase of Cache, net of cash	—	333,140	—
Total fair value of liabilities acquired in purchase of Cache	—	291,056	—
Total fair value of assets acquired in purchase of KBC, net of cash	308,225	—	—
Total fair value of liabilities acquired in purchase of KBC	289,103	—	—
Total fair value of assets acquired in purchase of Adams, net of cash	117,010	—	—
Total fair value of liabilities acquired in purchase of Adams	102,406	—	—
Total fair value of assets acquired in purchase of City Bank, net of cash	135,594	—	—
Total fair value of liabilities acquired in purchase of City Bank	144,353	—	—

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018, 2017 and 2016

(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:  Equity Bancshares, Inc. is a bank holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, Equity Bank (“Equity Bank”) and EBAC, LLC (“EBAC”).  SA Holdings, Inc. is a wholly-owned subsidiary of Equity Bank and was established for the purpose of holding and selling other real estate owned.  These entities are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Equity investments with a readily determinable fair value are measured at fair value with changes in fair value recognized in net income.  The exit price concept is used when measuring the fair value of financial instruments for disclosure purposes.

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

Purchased Credit Impaired Loans.  As a part of acquisitions, the Company acquired certain loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination.  These purchased credit impaired loans were recorded at the acquisition date fair value, such that there is no carryover of the seller’s allowance for loan losses.  After acquisition, losses are recognized by an increase in the allowance for loan losses.  Such purchase credit impaired loans are accounted for individually.  The Company estimates the amount and timing of expected cash flows for each loan, and the expected cash flows in excess of the amount paid are recorded as interest income over the remaining life of the loan (accretable yield).  During acquisitions, if the Company expects to liquidate the loan collateral in a relatively short period of time, the Company will assign no value to accretable yield as the impact is immaterial.  The excess of the loan’s contractual principal and interest over expected cash flows is not recorded (non-accretable difference).  Over the life of the loan, expected cash flows continue to be estimated.  If the present value of the expected cash flows is less than the carrying amount, a loss is recorded.  If the present value of the expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

There have been no material changes to the Company’s accounting policies related to its allowance for loan loss methodology during 2018 and 2017.

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

Income Taxes:  Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities.  Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities and are computed using enacted tax rates.  A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.  A tax position is recognized as a benefit only if it is “more likely than not” that the tax position will be sustained in a tax examination, with a tax examination being presumed to occur.  The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination.  On December 22, 2017, the President of the United States signed the 2017 Tax Cuts and Jobs Act (Tax Reform) which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% beginning in 2018.  On the same date, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 118, which specifies that reasonable estimates of the income tax effects of Tax Reform should be used to account for the effects of Tax Reform in the period of enactment as required by general accepted accounting principals and also provided for a measurement period that should not extend beyond one year from Tax Reform’s enactment date.  The Company has appropriately accounted for the effects of Tax Reform.

As a result of Tax Reform enacted in December 2017, the Company recognized a $1,086 re-measurement of its net deferred tax assets, including a re-measurement of $535 in a net deferred tax asset related to unrealized losses on available-for-sale securities and held-to-maturity securities previously transferred from available-for-sale.  Because the tax effect of variations in unrealized losses on available-for-sale securities and transferred held-to-maturity securities impact accumulated other comprehensive income, the Company had a stranded tax effect of $535 as of the date of enactment.  The Company elected to early adopt ASU 2018-02 resulting in a reclassification of $535 from accumulated other comprehensive income to retained earnings in December 2017.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  During 2016 there was $1 paid to the Missouri Department of Revenue. No such interest or penalties were incurred in 2018 or 2017.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Additional discussion of loss contingencies at December 31, 2018, is presented in a subsequent note.

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

Revenue Recognition:  On January 1, 2018, the Company adopted ASU 2014-09 Revenue from Contracts with Customers and all subsequent amendments to the ASU (collectively, “ASC 606”), which (i) creates a single framework for recognizing revenue from contracts with customers that fall within its scope and (ii) revises when it is appropriate to recognize a gain or loss from the transfer of nonfinancial assets, such as other real estate owned (“OREO”).  The majority of the Company’s revenues come from interest income on financial instruments, including loans, leases, securities and derivatives, which are outside the scope of ASC 606.  The Company’s services that fall within the scope of ASC 606 are presented with non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer.  Services within the scope of ASC 606 include service charges and fees on deposits, debit card income, investment referral income, insurance sales commissions and other non-interest income related to loans and deposits.

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

Except for gains or losses from the sale of OREO, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the twelve months ended December 31, 2018 and 2017.

Non-interest income	2018	2017
Service charges and fees	$7,250	$5,319
Debit card income	6,178	4,547
Mortgage banking(a)	1,298	1,955
Increase in bank-owned life insurance(a)	2,199	1,445
Net gain (loss) from securities transactions(a)	(9)	271
Other(b)	2,809	1,903
Total non-interest income	$19,725	$15,440

(a) Not within the scope of ASC 606

(b) The Other category includes investment referral income, insurance sales commissions and other non-interest income related to loans and deposits totaling $2,333 for the year ended December 31, 2018, which is within the scope of ASC 606; the remaining balance of $475 for the year ended December 31, 2018, represents recovery on zero-basis purchased loans, income from equity method investments and other remaining items considered insignificant, which is outside the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 are as follows:

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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for years ended December 31, 2018, 2017 and 2016.

Recent Accounting Pronouncements:  The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (JOBS Act). Pursuant to the JOBS Act, an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the Financial Accounting Standards Board (FASB) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies.  The Company has irrevocably elected to adopt new accounting standards within the public company adoption period.

In February 2016, FASB issued ASU 2016-02, Leases, with the intention of improving financial reporting about leasing transactions.  The ASU requires all lessees to recognize lease assets and lease liabilities on the balance sheet.  Lessor accounting is largely unchanged by the ASU, however disclosures about the amount, timing and uncertainty of cash flows arising from leases are required of both lessees and lessors.  The ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach provides for optional practical expedients when applying the ASU to leases that commenced before the effective date of the ASU.  This accounting pronouncement was further modified in July 2018 with the issuance of ASU 2018-11, Leases – Targeted Improvements, to allow for another transition method by applying a cumulative-effect adjustment to opening retained earnings at adoption and providing lessors a practical expedient to not separate non-lease and lease components in certain circumstances.  The Company adopted this accounting standard effective January 1, 2019, resulting in the Company recording $3,251 in right of use assets and $3,251 of operating lease liabilities.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets.  This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company will be required to use a new forward-looking expected loss model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice, but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  The ASU is effective for the Company beginning in the first quarter of 2020.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently gathering the historical loss data by portfolio and class of financial instrument to estimate the life of financial instrument credit loss and is evaluating the supporting system requirements to routinely generate the reported values.  Initial evaluation of this new accounting standard indicates that interest rate fair market value adjustments on loans acquired in acquisitions will not offset the allowance required under this standard and the Company expects that to increase the required allowance; however, at this time, an estimate of the impact on the Company’s financial statements is not known.

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

In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities.  This update shortens the amortization period of certain callable debt securities held at a premium to the earliest call date.  The amendments in this update are effective for the Company’s fiscal year beginning after December 15, 2018, and interim periods within that fiscal year, however, early adoption is permitted.  If early adoption of this update is elected by the Company, any adjustments will be reflected as of the beginning of the fiscal year.  The amendments will be applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the period of adoption and the Company will be required to provide change in accounting principle disclosures.  The Company adopted this accounting standard effective January 1, 2019, which resulted in the Company recording a $1,385 reduction in the amortized cost of investment securities and retained earnings.

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities, with the stated objective of improving the financial reporting of hedging relationships to better reflect the economics of hedging transactions and to simplify the application of hedge accounting.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Potential effects on the Company’s current hedging activities include eliminating the requirement to separately measure and report hedge ineffectiveness, providing additional flexibility for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk and easing certain hedge documentation and assessment requirements.  The adoption of  this accounting standard did not materially impact the Company’s financial statements but will result in changes to financial statement disclosures and changes to existing and future swap documentation.

In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.  This update requires implementation costs of hosting arrangements that are considered a service contract to be capitalized.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities.  The Company adopted this accounting standard effective October 1, 2018 and resulted in the Company capitalizing $311 of implementation costs during 2018.

NOTE 2 – BUSINESS COMBINATIONS

On August 23, 2018, the Company acquired City Bank and Trust Company (“City Bank”), which had one branch location in Guymon, Oklahoma, from Docking Bancshares, Inc.  Results of operations of City Bank were included in the Company’s results of operations beginning August 24, 2018.  Acquisition-related costs associated with this merger were $1,387 ($1,054 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the year ended December 31, 2018.

The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $5,824.  Goodwill resulted from a combination of expected synergies, expansion in western Oklahoma with the addition of one branch location and growth opportunities.  The following table summarizes the consideration paid for City Bank and the amounts of the assets acquired and liabilities assumed recognized at the merger date.

Fair value of consideration:
Cash	$18,900
$18,900
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$27,659
Held-to-maturity securities	44,927
Federal Reserve Bank and Federal Home Loan Bank stock	881
Loans	77,148
Premises and equipment	2,044
Core deposit intangibles	3,360
Other real estate owned	307
Other assets	1,103
Total assets acquired	157,429
Deposits	126,853
Federal Home Loan Bank advances	17,353
Interest payable and other liabilities	147
Total liabilities assumed	144,353
Total identifiable net assets	13,076
Goodwill	5,824
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

The following table presents the best available information about the loans acquired in the City Bank merger as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$74,918	$5,136
Non-accretable difference (expected losses)	—	(1,156)
Cash flows expected to be collected	74,918	3,980
Accretable yield	(1,750)	—
Fair value of acquired loans	$73,168	$3,980

The following table presents the carrying value of the loans acquired in the City Bank merger by class, as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$17,398	$2,592	$19,990
Commercial and industrial	8,463	158	8,621
Residential real estate	26,716	798	27,514
Agricultural real estate	5,571	—	5,571
Consumer	8,905	244	9,149
Agricultural	6,115	188	6,303
Fair value of acquired loans	$73,168	$3,980	$77,148

On May 4, 2018, the Company acquired 100% of the outstanding common shares of Kansas Bank Corporation (“KBC”), based in Liberal, Kansas.  Results of operations of KBC were included in the Company’s results of operations beginning May 5, 2018.  Acquisition-related costs associated with this merger were $4,360 ($3,349 on an after-tax basis) for year ended December 31, 2018, and $14 ($9 on an after-tax basis) for year ended December 31, 2017, and are included in merger expenses in the Company’s income statements.

The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $14,010.  Goodwill resulted from a combination of expected synergies, expansion in southwest Kansas with the addition of five branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for KBC and the amounts of the assets acquired and liabilities assumed recognized at the merger date.

Fair value of consideration:
Common Stock	$32,103
Cash	14,918
$47,021
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$27,899
Available-for-sale securities	22,820
Held-to-maturity securities	92,028
Federal Reserve Bank and Federal Home Loan Bank stock	475
Loans	159,359
Premises and equipment	5,835
Core deposit intangibles	8,080
Other assets	5,618
Total assets acquired	322,114
Deposits	288,352
Interest payable and other liabilities	751
Total liabilities assumed	289,103
Total identifiable net assets	33,011
Goodwill	14,010
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

The following table presents the best available information about the loans acquired in the KBC merger as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$160,526	$5,066
Non-accretable difference (expected losses)	—	(2,305)
Cash flows expected to be collected	160,526	2,761
Accretable yield	(3,928)	—
Fair value of acquired loans	$156,598	$2,761

The following table presents the carrying value of the loans acquired in the KBC merger by class, as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$94,492	$1,975	$96,467
Commercial and industrial	18,848	622	19,470
Residential real estate	2,898	—	2,898
Agricultural real estate	22,425	—	22,425
Consumer	3,539	—	3,539
Agricultural	14,396	164	14,560
Fair value of acquired loans	$156,598	$2,761	$159,359

Also on May 4, 2018, the Company acquired 100% of the outstanding common shares of Adams Dairy Bancshares, Inc. (“Adams”), based in Blue Springs, Missouri.  Results of operations of Adams were included in the Company’s results of operations beginning May 5, 2018.  Acquisition-related costs associated with this merger were $1,217 ($961 on an after-tax basis) for year ended December 31, 2018, and $4 ($2 on an after-tax basis) for year ended December 31, 2017, are included in merger expenses in the Company’s income statements.

The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $8,465.  Goodwill resulted from a combination of expected synergies, expansion in the Kansas City metro area with the addition of one branch location, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for Adams and the amounts of the assets acquired and liabilities assumed recognized at the merger date.

Fair value of consideration:
Common stock	$13,456
Cash	3,960
$17,416
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$2,812
Interest bearing time deposits in other banks	4,237
Available-for-sale securities	10,677
Held-to-maturity securities	335
Federal Reserve Bank and Federal Home Loan Bank stock	194
Loans	82,716
Premises and equipment	4,485
Bank-owned life insurance	2,869
Core deposit intangibles	1,990
Other assets	1,042
Total assets acquired	111,357
Deposits	97,124
Federal Home Loan Bank advances	1,000
Interest payable and other liabilities	4,282
Total liabilities assumed	102,406
Total identifiable net assets	8,951
Goodwill	8,465
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

The following table presents the best available information about the loans acquired in the Adams merger as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$84,225	$1,477
Non-accretable difference (expected losses)	—	(238)
Cash flows expected to be collected	84,225	1,239
Accretable yield	(2,748)	—
Fair value of acquired loans	$81,477	$1,239

The following table presents the carrying value of the loans acquired in the Adams merger by class, as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$74,657	$820	$75,477
Commercial and industrial	1,002	419	1,421
Residential real estate	4,955	—	4,955
Consumer	863	—	863
Fair value of acquired loans	$81,477	$1,239	$82,716

Assuming that the City Bank, KBC and Adams mergers would have taken place on January 1, 2017, total combined revenue would have been $203,860 for year ended December 31, 2018 and $147,222 for year ended December 31, 2017.  Net income would have been $49,801 and $27,108 at December 31, 2018 and 2017.  The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a material non-recurring adjustment.  Separate revenue and earnings of the former City Bank, KBC and Adams are not available subsequent to the business combinations.

On November 10, 2017, the Company acquired 100% of the outstanding common shares of Eastman National Bancshares, Inc., based in Newkirk, Oklahoma (“Eastman”).  Results of operations of Eastman were included in the Company’s results of operations beginning November 11, 2017.  Acquisition-related costs associated with this merger are included in merger expenses in the Company’s income statement and were $146 ($110 on an after-tax basis) for the year ended December 31, 2018, and $2,925 ($1,920 on an after-tax basis) for the year ended December 31, 2017.

The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $20,743.  Goodwill resulted from a combination of expected synergies, expansion in northern Oklahoma with the addition of four branch locations, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for Eastman and the amounts of the assets acquired and liabilities assumed recognized at the merger date.

Fair value of consideration:
Common stock	$39,109
Cash	8,096
$47,205
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$14,698
Available-for-sale securities	59,778
Federal Reserve Bank and Federal Home Loan Bank stock	434
Loans	177,880
Premises and equipment	1,903
Core deposit intangible	4,020
Other real estate owned	41
Interest receivable	998
Other assets	1,047
Total assets acquired	260,799
Deposits	224,111
Federal funds purchased and retail repurchase agreements	8,678
Interest payable and other liabilities	1,548
Total liabilities assumed	234,337
Total identifiable net assets	26,462
Goodwill	20,743
$47,205

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

Also on November 10, 2017, the Company acquired 100% of the outstanding common shares of Cache Holdings, Inc. (“Cache”), based in Tulsa, Oklahoma.  Results of operations of Cache were included in the Company’s results of operations beginning November 11, 2017.  Acquisition-related costs associated with this merger are included in merger expenses in the Company’s income statement and were $166 ($124 on an after-tax basis for the year ended December 31, 2018, and $1,483 ($1,031 on an after-tax basis) for the year ended December 31, 2017.

The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $18,083.  Goodwill resulted from a combination of expected synergies, expansion in northern Oklahoma with the addition of one branch location, growth opportunities and increases in stock prices after the stock exchange ratios were negotiated.  The following table summarizes the consideration paid for Cache and the amounts of the assets acquired and liabilities assumed recognized at the acquisition date.

Fair value of consideration:
Common stock	$39,480
Cash	12,877
$52,357
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$10,273
Federal Reserve Bank and Federal Home Loan Bank stock	2,053
Loans held for investment	300,715
Premises and equipment	4,235
Core deposit intangible	1,580
Bank-owned life insurance	3,883
Interest receivable	778
Other assets	1,813
Total assets acquired	325,330
Deposits	278,706
Federal Home Loan Bank advances	9,402
Bank stock loan	1,000
Interest payable and other liabilities	1,948
Total liabilities assumed	291,056
Total identifiable net assets	34,274
Goodwill	18,083
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

The following table presents the best available information about the loans acquired in the Cache merger as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$302,460	$2,035
Non-accretable difference (expected losses)	—	(371)
Cash flows expected to be collected	302,460	1,664
Accretable yield	(3,017)	(392)
Fair value of acquired loans	$299,443	$1,272

The following table presents the carrying value of the loans acquired in the Cache merger by class, as of the date of merger.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$199,151	$918	$200,069
Commercial and industrial	96,682	354	97,036
Residential real estate	2,027	—	2,027
Agricultural real estate	265	—	265
Consumer	1,318	—	1,318
Fair value of acquired loans	$299,443	$1,272	$300,715

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2018
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$173,503	$12	$(4,640)	$168,875
	$173,503	$12	$(4,640)	$168,875
December 31, 2017
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$163,374	$36	$(1,819)	$161,591
State and political subdivisions	195	—	—	195
Equity securities	500	—	(14)	486
	$164,069	$36	$(1,833)	$162,272

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$3,873	$7	$(20)	$3,860
Residential mortgage-backed securities (issued by government sponsored entities)	567,766	2,354	(9,653)	560,467
Corporate	22,993	234	(326)	22,901
Small Business Administration loan pools	1,746	—	(18)	1,728
State and political subdivisions	151,978	804	(1,749)	151,033
	$748,356	$3,399	$(11,766)	$739,989
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$998	$—	$(13)	$985
Residential mortgage-backed securities (issued by government sponsored entities)	383,875	573	(4,866)	379,582
Corporate	22,991	355	—	23,346
Small Business Administration loan pools	2,048	—	(14)	2,034
State and political subdivisions	125,550	1,694	(447)	126,797
	$535,462	$2,622	$(5,340)	$532,744

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at December 31, 2018, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$6,425	$6,474
One to five years	—	—	36,413	36,586
Five to ten years	—	—	54,205	54,275
After ten years	—	—	83,547	82,187
Mortgage-backed securities	173,503	168,875	567,766	560,467
Total debt securities	$173,503	$168,875	$748,356	$739,989

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $800,744 at December 31, 2018 and $570,146 at December 31, 2017.  At year-end 2018 and 2017, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2018 and 2017.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)
Total temporarily impaired securities	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)
December 31, 2017
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$78,884	$(437)	$58,540	$(1,382)	$137,424	$(1,819)
Equity securities	—	—	486	(14)	486	(14)
Total temporarily impaired securities	$78,884	$(437)	$59,026	$(1,396)	$137,910	$(1,833)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$1,882	$(3)	$982	$(17)	$2,864	$(20)
Residential mortgage-backed (issued by government-sponsored entities)	31,270	(356)	294,127	(10,579)	325,397	(10,935)
Corporate	7,500	(326)	5,182	(49)	12,682	(375)
Small Business Administration loan pools	—	—	1,728	(37)	1,728	(37)
State and political subdivisions	40,415	(473)	45,137	(1,561)	85,552	(2,034)
Total temporarily impaired securities	$81,067	$(1,158)	$347,156	$(12,243)	$428,223	$(13,401)
December 31, 2017
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$985	$(13)	$985	$(13)
Residential mortgage-backed (issued by government-sponsored entities)	147,281	(1,263)	198,239	(5,030)	345,520	(6,293)
Corporate	5,312	(16)	—	—	5,312	(16)
Small Business Administration loan pools	926	(1)	1,108	(38)	2,034	(39)
State and political subdivisions	22,100	(123)	26,387	(439)	48,487	(562)
Total temporarily impaired securities	$175,619	$(1,403)	$226,719	$(5,520)	$402,338	$(6,923)

As of December 31, 2018, the Company held 36 available-for-sale securities and 449 held-to-maturity securities in an unrealized loss position.  The tables above present unrealized losses on held-to-maturity securities since the date of their purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation.

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

	2018	2017	2016
Proceeds	$—	$84,087	$70,957
Gross gains	—	271	893
Gross losses	—	—	—
Income tax expense on net realized gains	—	103	342

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

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at December 31, 2018 and 2017.

	2018	2017
Commercial real estate	$1,251,992	$987,661
Commercial and industrial	582,527	521,510
Residential real estate	444,540	376,705
Agricultural real estate	139,332	86,486
Consumer	62,894	49,361
Agricultural	94,123	95,547
Total loans	2,575,408	2,117,270
Allowance for loan losses	(11,454)	(8,498)
Net loans	$2,563,954	$2,108,772

During 2017 the Company purchased one pool of residential real estate loans totaling $14,767.  As of December 31, 2018 and 2017, residential real estate loans include $64,558 and $85,868 of purchased residential real estate loans.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $1,279 and $741 at December 31, 2018 and 2017.

The following tables present the activity in the allowance for loan losses by class for the years ended December 31, 2018, 2017 and 2016.

December 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Provision for loan losses	1,832	636	97	146	1,188	62	3,961
Loans charged-off	(1,779)	(118)	(293)	(93)	(1,431)	(43)	(3,757)
Recoveries	1,869	53	254	19	545	12	2,752
Total ending allowance balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454

December 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Provision for loan losses	(69)	651	604	287	1,236	244	2,953
Loans charged-off	(271)	(431)	(350)	(16)	(1,025)	(42)	(2,135)
Recoveries	660	35	243	13	291	6	1,248
Total ending allowance balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498

December 31, 2016	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,051	$1,366	$1,824	$29	$187	$49	$5,506
Provision for loan losses	725	700	75	6	567	46	2,119
Loans charged-off	(557)	(226)	(299)	(23)	(584)	(31)	(1,720)
Recoveries	201	41	165	23	96	1	527
Total ending allowance balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of December 31, 2018 and 2017.

December 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$242	$185	$391	$22	$62	$10	$912
Collectively evaluated for impairment	3,695	2,493	1,861	367	925	293	9,634
Purchased credit impaired loans	725	29	68	2	83	1	908
Total	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Loan Balance:
Individually evaluated for impairment	$23,323	$5,020	$4,434	$856	$678	$2,252	$36,563
Collectively evaluated for impairment	1,215,173	571,171	437,219	133,415	61,978	89,194	2,508,150
Purchased credit impaired loans	13,496	6,336	2,887	5,061	238	2,677	30,695
Total	$1,251,992	$582,527	$444,540	$139,332	$62,894	$94,123	$2,575,408

December 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$130	$87	$386	$46	$56	$36	$741
Collectively evaluated for impairment	2,582	2,028	1,815	190	712	236	7,563
Purchased credit impaired loans	28	21	61	83	—	1	194
Total	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Loan Balance:
Individually evaluated for impairment	$2,728	$7,886	$4,829	$533	$556	$1,050	$17,582
Collectively evaluated for impairment	971,376	507,894	369,471	82,493	48,802	90,795	2,070,831
Purchased credit impaired loans	13,557	5,730	2,405	3,460	3	3,702	28,857
Total	$987,661	$521,510	$376,705	$86,486	$49,361	$95,547	$2,117,270

 Excluding purchased credit impaired loans, included in the above tables is $827,676, $796,064 and $388,251 of loans purchased at a discount acquired as part of a merger and the discount associated with these loans is $11,372, $7,231 and $3,596 at December 31, 2018, 2017 and 2016.

The following table presents information related to impaired loans, excluding those purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of and for the year ended December 31, 2018.

December 31, 2018	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$20,940	$20,902	$—	$5,652	$150
Commercial and industrial	3,446	3,396	—	5,629	66
Residential real estate	533	527	—	744	20
Agricultural real estate	2,038	2,035	—	1,364	18
Consumer	61	55	—	32	2
Agricultural	756	756	—	411	18
Subtotal	27,774	27,671	—	13,832	274
With an allowance recorded:
Commercial real estate	8,700	7,179	967	2,913	142
Commercial and industrial	2,255	1,911	214	1,068	53
Residential real estate	4,934	4,582	459	4,188	74
Agricultural real estate	261	242	24	429	2
Consumer	1,144	859	145	568	33
Agricultural	162	106	11	418	4
Subtotal	17,456	14,879	1,820	9,584	308
Total	$45,230	$42,550	$1,820	$23,416	$582

The above table presents interest income for the twelve months ended December 31, 2018.  Interest income recognized in the above table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

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

The following tables present the aging of the recorded investment in past due loans as of December 31, 2018 and 2017, by portfolio and class of loans.

December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,302	$259	$—	$12,768	$1,237,663	$1,251,992
Commercial and industrial	509	2,467	—	6,954	572,597	582,527
Residential real estate	782	2,188	18	5,257	436,295	444,540
Agricultural real estate	—	30	—	4,857	134,445	139,332
Consumer	501	157	—	914	61,322	62,894
Agricultural	186	3	—	2,453	91,481	94,123
Total	$3,280	$5,104	$18	$33,203	$2,533,803	$2,575,408

December 31, 2017	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,284	$22	$—	$11,607	$974,748	$987,661
Commercial and industrial	251	6	—	13,217	508,036	521,510
Residential real estate	1,457	1,176	—	6,148	367,924	376,705
Agricultural real estate	123	—	—	3,993	82,370	86,486
Consumer	359	112	—	559	48,331	49,361
Agricultural	415	—	—	4,752	90,380	95,547
Total	$3,889	$1,316	$—	$40,276	$2,071,789	2,117,270

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

The risk category of loans by class of loans is as follows as of December 31, 2018 and 2017.

December 31, 2018	Unclassified	Classified	Total
Commercial real estate	$1,215,015	$36,977	$1,251,992
Commercial and industrial	553,045	29,482	582,527
Residential real estate	439,184	5,356	444,540
Agricultural real estate	129,285	10,047	139,332
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	2,575,408

December 31, 2017	Unclassified	Classified	Total
Commercial real estate	$971,458	$16,203	$987,661
Commercial and industrial	500,141	21,369	521,510
Residential real estate	370,151	6,554	376,705
Agricultural real estate	77,084	9,402	86,486
Consumer	48,777	584	49,361
Agricultural	88,261	7,286	95,547
Total	$2,055,872	$61,398	2,117,270

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchased credit impaired loans as of December 31, 2018, 2017 and 2016 were as follows.

	2018	2017	2016
Contractually required principal payments	$40,772	$41,349	$27,413
Discount	(10,077)	(12,492)	(8,914)
Recorded investment	$30,695	$28,857	$18,499

The accretable yield associated with these loans was $3,785, $1,980 and $1,063 as of December 31, 2018, 2017 and 2016.  The interest income recognized on these loans was $1,096, $1,785 and $1,237 for the years ended December 31, 2018, 2017 and 2016.  For the years ended December 31, 2018 and 2017, there was $714  and $194 provision for loan losses recorded for these loans.  There was no provision for loan losses recorded for these loans for the year ended December 31, 2016.

Troubled Debt Restructurings

The company had no material loans modified under troubled debt restructurings as of December 31, 2018 and 2017.

NOTE 5 – OTHER REAL ESTATE OWNED

Changes in other real estate owned for the years ended December 31, 2018 and 2017 were as follows.

	2018	2017
Beginning of year	$7,907	$8,656
Transfers in	3,228	4,562
Acquired in acquisition	307	41
Net (loss) gain on sales	(75)	121
Proceeds from sales	(4,730)	(5,461)
	6,637	7,919
Additions to valuation reserve	(265)	(12)
Recorded investment	$6,372	$7,907

Expenses related to other real estate owned for the years ended December 31, 2018, 2017 and 2016 were as follows.

	2018	2017	2016
Net loss (gain) on sales	$75	$(121)	$(156)
Gain on initial valuation of other real estate properties received	(920)	—	—
Provision for unrealized losses	265	12	44
Operating expenses, net of rental income	509	632	498
	$(71)	$523	$386

The balance of real estate owned includes $720 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2018 and $704 at December 31, 2017.  The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2,064 at December 31, 2018 and $2,186 at December 31, 2017.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows.

	2018	2017
Land	$16,988	$13,842
Buildings and improvements	62,116	51,703
Furniture, fixtures and equipment	17,217	11,620
	96,321	77,165
Less: accumulated depreciation	(15,879)	(13,716)
Premises and equipment, net	$80,442	$63,449

Operating Leases

The Company leases certain branch properties under operating leases.  Rent expense was $695, $691 and $554 for 2018, 2017 and 2016.  Rent commitments at December 31, 2018, before considering renewal options that generally are present, were as follows.

Due in one year or less	$655
Due after one year through two years	585
Due after two years through three years	362
Due after three years through four years	352
Due after four years through five years	303
Thereafter	1,911
Total	$4,168

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

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2018 and 2017 were as follows.

	Goodwill	Core Deposit
Balance as of January 1, 2017	$58,874	$4,715
Acquired in acquisition	46,033	7,048
Amortization	—	(1,025)
Balance as of December 31, 2017	104,907	10,738
Acquired in acquisition	26,805	13,430
Amortization	—	(2,443)
Balance as of December 31, 2018	$131,712	$21,725

Estimated amortization expense for each of the following five years and thereafter is listed in the following table.

Expensed in one year or less	$2,949
Expensed after one year through two years	2,822
Expensed after two years through three years	2,759
Expensed after three years through four years	2,696
Expensed after four years through five years	2,637
Thereafter	7,862
Total	$21,725

NOTE 8 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2018, 2017 and 2016, the balances of the investments in qualified affordable housing projects were $6,689, $4,604 and $4,983. These balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $3,965, $1,967 and $2,504 at December 31, 2018, 2017 and 2016. The Company expects to fulfill these commitments during the years 2019 through 2033.

During the years ended December 31, 2018, 2017 and 2016, the Company recognized amortization expense of $412, $376 and $296, which was included within pretax income on the consolidated statements of income. Additionally, during the years ended December 31, 2018, 2017 and 2016, the Company recognized tax credits from its investment in affordable housing tax credits of $568, $657 and $625.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At December 31, 2018, the portfolio of interest rate swaps had a weighted average maturity of 7.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 5.10%.  At December 31, 2017, the portfolio of interest rate swaps had a weighted average maturity of 8.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 4.13%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with out borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At December 31, 2018, this portfolio of interest rate swaps had a weighted average maturity of 7.6 years, weighted average pay rate of 5.18% and a weighted rate received of 5.18%.  The Company had none of these swaps at December 31, 2017.

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At December 31, 2018, the interest rate cap had a term of 0.9 years and a cap rate of 4.50%.  At December 31, 2017, the interest rate cap had a term of 1.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2018 and December 31, 2017.

	December 31, 2018			December 31, 2017
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$16,743	$242	$—	$17,231	$—	$46
Total derivatives designated as hedging relationships	16,743	242	—	17,231	—	46
Derivatives not designated as hedging instruments:
Interest rate swaps	38,073	690	777	—	—	—
Interest rate caps/floors	2,264	1	—	2,574	1	—
Total derivatives not designated as hedging instruments	40,337	691	777	2,574	1	—
Total	$57,080	933	777	$19,805	1	46
Cash collateral		(531)	(541)		—	(210)
Netting adjustments		289	289		164	164
Net amount presented in balance sheet		$691	$525		$165	$—

The following table shows net gains or losses on derivatives and hedging activities for the years ended December 31, 2018, 2017 and 2016.

	2018	2017	2016
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	202	—	—
Interest rate caps/floors	—	(1)	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	202	(1)	(1)
Net gains (losses) on derivatives and hedging activities	$202	$(1)	$(1)

The following table shows the recorded net gains or losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2018, 2017 and 2016.

	December 31, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$283	$(283)	$—	$(40)
Total	$283	$(283)	$—	$(40)

	December 31, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$12	$(12)	$—	$(137)
Total	$12	$(12)	$—	$(137)

	December 31, 2016
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$211	$(211)	$—	$(199)
Total	$211	$(211)	$—	$(199)

NOTE 10 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $316,288 and $245,321 as of December 31, 2018 and 2017.

At December 31, 2018 and 2017, Certificate of Deposit Account Registry Services (“CDARS”) deposits of $131,107 and $62,988 were included in the Company’s time deposit balance.  Of the CDARS deposits at December 31, 2018 and 2017, $20,933 and $22,934 were reciprocal customer funds placed in the CDARS program.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

At December 31, 2018, the scheduled maturities of time deposits are as follows.

Due in one year or less	$673,838
Due after one year through two years	209,695
Due after two years through three years	44,784
Due after three years through four years	63,810
Due after four years through five years	14,720
Thereafter	1,059
Total	$1,007,906

NOTE 11 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2018 and 2017.

	2018	2017
Federal funds purchased	$—	$—
Retail repurchase agreements	$50,068	$37,492

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $51,701 and $44,768 at December 31, 2018 and December 31, 2017.  The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2018 and 2017.

	2018	2017
Average daily balance during the period	$43,536	$25,823
Average interest rate during the period	0.26%	0.25%
Maximum month-end balance during the period	$53,815	$43,843
Weighted average interest rate at period-end	0.28%	0.23%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of December 31, 2018 and 2017 were as follows.

	2018	2017
Federal Home Loan Bank line of credit advances	$368,770	$347,692
Federal Home Loan Bank fixed rate term advances	16,049	—
Total principal outstanding	384,819	347,692
Federal Home Loan Bank fixed rate term advances, fair market value adjustments	79	—
Total Federal Home Loan Bank advances	$384,898	$347,692

At December 31, 2018 and 2017, the Company had $368,770 and $347,692 drawn against its line of credit at a weighted average rate of 2.65% and 1.47%.

At December 31, 2018 and 2017, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $31,451 and $5,690.  These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $951,196 and $478,966 at December 31, 2018 and 2017.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $534,627 and $125,271 at December 31, 2018 and 2017.

Future principal repayments of the December 31, 2018 outstanding balances are as follows.

Due in one year or less	$371,724
Due after one year through two years	2,988
Due after two years through three years	2,357
Due after three years through four years	2,357
Due after four years through five years	2,357
Thereafter	3,036
Total	$384,819

Bank stock loan

On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank.  The borrowing facility was renewed on March 12, 2018, amended March 11, 2019 to provide a maximum borrowing facility of $40,000 and matures May 15, 2020.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five-year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.

Bank stock loan advances as of December 31, 2018 and 2017 are listed below.

December 31, 2018	Outstanding Balance	Weighted Average Rate
Bank stock loan	$15,450	5.50%

December 31, 2017	Outstanding Balance	Weighted Average Rate
Bank stock loan	$2,500	4.50%

Future principal repayments of the December 31, 2018 outstanding balances are as follows.

Due in one year or less	$1,850
Due after one year through two years	1,600
Due after two years through three years	1,600
Due after three years through four years	1,600
Due after four years through five years	8,800
Thereafter	—
Total	$15,450

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

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2018 and 2017.  The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% (4.44% at December 31, 2018 and 3.36% at December 31, 2017) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035 or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015 at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

On March 30, 2007, CTIII, an unconsolidated subsidiary of the Company, issued $5,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2018 and 2017.  The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% (4.68% at December 31, 2018, and 3.48% at December 31, 2017) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTIII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037 or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to FCB were used by CTIII to purchase $5,155 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

In conjunction with the 2016 acquisition of Community First Bancshares, Inc. (CFBI), the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries, Community First (AR) Statutory Trust I, (“CFSTI”).  The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% (6.07% at December 31, 2018 and 4.92% at December 31, 2017) on the stated liquidation amount of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032 or upon earlier redemption.

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

As a part of the acquisition of FCB, the Company recorded the debentures at an estimated fair value of $8,270.  As part of the acquisition of CFBI, the Company recorded the debentures at an estimated fair value of $4,187.  The initial fair value adjustments will be amortized against earnings on a prospective basis. At December 31, 2018 and 2017, the contractual balance and the unamortized fair value adjustments were as shown below.

	2018	2017
Contractual balance	$20,620	$20,620
Unamortized fair value adjustment	(6,360)	(6,652)
Net book value	$14,260	$13,968

Subordinated debentures are included in Tier 1 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

NOTE 13 – CONTRACTUAL OBLIGATIONS

At December 31, 2018 and 2017, the Company had contractual obligations of $3,965 and $1,967.  Contractual obligations represent commitments made by the Company to make capital investments in limited-liability entities that invest in qualified affordable housing projects.  The Company expects to fulfill these commitments during the years 2019 through 2033.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.

On August 11, 2011, as part of the Small Business Lending Fund (“SBLF”), the Company entered into an SBLF Purchase Agreement with the United States Treasury.  Under the SBLF Purchase Agreement, the Company issued the Series C preferred stock having a per share liquidation amount of $1,000 per share.  The Series C preferred stock qualified as Tier 1 capital and paid quarterly dividends at a rate of 1.0% at December 31, 2015.  At December 31, 2015, there were 16,372 shares of senior non-cumulative perpetual preferred stock, Series C (the Series C preferred stock) issued and outstanding.  A portion of the proceeds of the IPO were used to redeem the Series C preferred stock on January 4, 2016 at liquidation amount of $16,372.  There were no shares of preferred stock outstanding at December 31, 2018, 2017 or 2016.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share. At December 31, 2018 and 2017, the following table presents shares that were issued and were held in treasury or were outstanding.

	2018	2017
Class A common stock – issued	17,244,138	15,876,650
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	15,973,095	14,605,607
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

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

On May 4, 2018, the Company completed its mergers with Kansas Banking Corporation (“KBC”), of Liberal, Kansas, and Adams Dairy Bancshares, Inc. (“Adams”) of Blue Springs, Missouri.  There were a total of 820,849 shares of Class A common stock issued in connection with the KBC merger and 344,063 shares of Class A common stock issued in connection with the Adams merger.

Restricted stock unit plan termination loans

In connection with termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units.  Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense.  Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance.  These loans totaling $121 at December 31, 2018, are collateralized by the shares received with a maturity date of December 31, 2019, and an interest rate of 1.68%.

Accumulated other comprehensive income (loss)

For the years ended December 31, 2018 and 2017, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.  During 2018, 2017 and 2016, gains of $0, $271 and $893 were reclassified from accumulated other comprehensive income to net gains on sales of and settlement of securities within the consolidated statement of income and $453, $532 and $615 of accretion expense were reclassified from accumulated other comprehensive income to taxable interest income on securities within the consolidated statement of income.

Components of accumulated other comprehensive income as of December 31, 2018 and 2017 were as follows.

	Available -for-Sale Securities	Held-to -Maturity Securities	Accumulated Other Comprehensive Income
December 31, 2018
Net unrealized or unamortized gains (losses)	$(4,628)	$(1,891)	$(6,519)
Tax effect	1,173	479	1,652
	$(3,455)	$(1,412)	$(4,867)
December 31, 2017
Net unrealized or unamortized gains (losses)	$(1,797)	$(2,344)	$(4,141)
Tax effect	455	594	1,049
	$(1,342)	$(1,750)	$(3,092)

NOTE 15 – INCOME TAXES

Income tax expense is listed in the following table.

	2018	2017	2016
Current income tax expense
Federal	$4,655	$6,474	$2,863
State	2,212	1,282	723
Total current income tax expense	6,867	7,756	3,586
Deferred income tax expense
Federal	2,933	2,550	865
State	550	71	44
Total deferred income tax expense	3,483	2,621	909
Total income tax expense	$10,350	$10,377	$4,495

A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2018; 35% in 2017and 2016) to the Company’s actual income tax expense is shown below.

	2018	2017	2016
Computed at the statutory rate	$9,697	$10,862	$4,854
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	1,962	717	449
Tax-exempt interest	(844)	(1,177)	(576)
Non-taxable life insurance income	(462)	(506)	(350)
Non-deductible expenses	530	376	689
Share-based payments	(23)	(335)	—
Federal tax credits	(568)	(660)	(625)
Change in valuation allowance	336	187	65
Effect of tax reform	—	1,086	—
Other	(278)	(173)	(11)
Income tax expense	$10,350	$10,377	$4,495

On December 22, 2017, Tax Reform was enacted which reduced the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.  The Company accounted for the effects of Tax Reform in the period of enactment as required by generally accepted accounting principles using reasonable estimates based on information available in December 2017.  The Company has completed its accounting for the effects of Tax Reform and no additional income tax expense was recorded in 2018.  The direct impact to the 2017 financial statements was the re-measurement of the Company’s December 31, 2017, deferred tax assets and liabilities which were expected to reverse beginning in 2018.  The re-measurement of the Company’s net deferred tax asset resulted in $1,086 additional income tax expense being recognized in 2017, including a $535 decrease in the net deferred tax assets related to unrealized or unamortized losses on securities.  The impact of this re-measurement is included in the statutory rate reconciliation above.

With the exception of the revaluation adjustment required by Tax Reform, the deferred tax effects of unrealized or unamortized gains and losses on securities are recorded directly to stockholders’ equity as part of other comprehensive income.  Effective January 1, 2017, the Company adopted the provisions of ASU 2016-09 on a prospective basis.  In accordance with ASU 2016-09, $23 and $335 tax benefits, which were generated when the tax deduction for share-based payments exceeded book compensation costs, reduced income tax expense for the years ended December 31, 2018 and 2017.  Prior to the adoption of ASU 2016-09, excess tax benefits associated with share-based payments were recognized in paid-in-capital and totaled $13 in 2016.

Components of deferred tax assets and liabilities are shown in the table below.

	2018	2017
Deferred tax assets
Allowance for loan losses	$2,880	$2,121
Net unrealized or unamortized losses on securities	1,639	1,034
Tax credit carryforwards	974	974
Accrued compensation	1,675	1,208
Net operating loss carryforwards	1,003	797
Other real estate owned	656	588
Acquired loans fair market value adjustments	4,058	4,532
Other	1,072	404
Gross deferred tax assets	13,957	11,658
Deferred tax liabilities
Assumed debt fair market value adjustments	1,537	1,607
Goodwill amortization	1,492	1,267
Depreciation	3,288	1,831
Federal Home Loan Bank stock dividends	1,123	764
Core deposit intangibles	4,293	2,301
Other	283	360
Gross deferred tax liabilities	12,016	8,130
State valuation allowance	(908)	(571)
Net deferred tax asset	$1,033	$2,957

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  In 2018, the Company recognized deferred tax assets of $2,522 and deferred tax liabilities of $2,190 for temporary differences associated with the KBC merger and deferred tax assets of $1,134 and deferred tax liabilities of $518 for temporary differences associated with the Adams merger.  Deferred tax assets of $34 were recognized in connection with the CBT merger.  In 2017, the Company recognized deferred tax assets of $2,832 and deferred tax liabilities of $2,075 for temporary differences associated with the Eastman merger and deferred tax assets of $1,446 and deferred tax liabilities of $694 for temporary differences associated with the Cache merger.  Federal net operating losses, acquired through previous acquisitions, totaled $464 at December 31, 2018 and will expire between 2031 and 2033.  Acquired federal tax credits totaling $974 will expire between 2027 and 2033.  The utilization of these net operating loss and tax credit carryforwards are not expected to be limited by internal revenue code sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Arkansas, Kansas, Missouri, Oklahoma and Iowa.  Commercial banks are not allowed to file consolidated Kansas returns with non-bank consolidated group members.  The Company has unused state operating loss carryforwards of approximately $25,141 that expire between 2020 and 2028 resulting from the separate Kansas returns of the Company and SA Holdings, Inc.  These operating losses, as well as certain deferred tax assets, have a full valuation allowance recorded against them resulting in a zero carrying value.  In connection with a 2015 acquisition, the Company acquired Kansas net operating losses useable against Kansas bank income.  At December 31, 2018, the Kansas net operating loss carryforward useable against Kansas bank income totaled $2,885 with expiration dates between 2020 and 2024.  The utilization of this acquired Kansas net operating loss carryforward is expected to be limited, and a valuation allowance has been recorded against the portion which is expected to expire unused. In establishing a valuation allowance management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company is no longer subject to examination by taxing authorities for years before 2015.  At December 31, 2018, there were no examinations in any jurisdiction.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  The Basel III rules also require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5%.  The new capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase by that amount each year until fully implemented in January 2019.  An institution would be subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of December 31, 2018, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2018, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2018 and 2017 are presented in the tables below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2018
Total capital to risk weighted assets
Equity Bancshares, Inc.	$337,649	11.92%	$279,621	9.88%	$297,319	10.50%	$	N/A	N/A
Equity Bank	338,180	11.96%	279,244	9.88%	296,918	10.50%		282,779	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,195	11.52%	222,989	7.88%	240,687	8.50%		N/A	N/A
Equity Bank	326,726	11.55%	222,688	7.88%	240,362	8.50%		226,223	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	311,935	11.02%	180,515	6.38%	198,213	7.00%		N/A	N/A
Equity Bank	326,726	11.55%	180,271	6.38%	197,945	7.00%		183,806	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	326,195	8.60%	151,731	4.00%	151,731	4.00%		N/A	N/A
Equity Bank	326,726	8.62%	151,590	4.00%	151,590	4.00%		189,488	5.00%

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2017
Total capital to risk weighted assets
Equity Bancshares, Inc.	$288,353	12.54%	$212,705	9.25%	$241,449	10.50%	$	N/A	N/A
Equity Bank	279,712	12.17%	212,682	9.25%	241,423	10.50%		229,927	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	279,855	12.17%	166,715	7.25%	195,459	8.50%		N/A	N/A
Equity Bank	271,214	11.80%	166,697	7.25%	195,438	8.50%		183,942	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	265,887	11.56%	132,222	5.75%	160,966	7.00%		N/A	N/A
Equity Bank	271,214	11.80%	132,208	5.75%	160,949	7.00%		149,452	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	279,855	10.33%	108,372	4.00%	108,372	4.00%		N/A	N/A
Equity Bank	271,214	10.01%	108,351	4.00%	108,351	4.00%		135,439	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 17 – RELATED PARTY TRANSACTIONS

At December 31, 2018 and 2017, the Company had loans outstanding to executive officers, directors, significant stockholders, and their affiliates (related parties), in the amount of $2,267 and $3,892.  Changes during 2018 are listed below.

2018
Balance at January 1, 2018	$3,892
New loans/advances	1,803
Repayments	(3,428)
Balance at December 31, 2018	$2,267

At December 31, 2018 and 2017, the Company had deposits from executive officers, directors, significant stockholders, and their affiliates (related parties), in the amount of $6,127 and $6,274.

NOTE 18 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to $19 of their compensation.  Contributions to the profit sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors.  Employer contributions charged to expense for 2018, 2017 and 2016 were $885, $704 and $479.

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

The Pentegra Defined Benefit Plan covered substantially all officers and employees of First Independence who began employment prior to December 31, 2009, with 55 participants retaining benefits under the plan.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan.  The Employer Identification Number is 13-5645888 and the three-digit plan number is 333.  There are no collective bargaining agreements in place at the Company.

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer.  The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date).  As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date.  As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.  The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2017.

The following table presents the net pension cost and funded status of the Company relating to the Pentegra Defined Benefit Plan since the date of acquisition (dollar amounts in thousands).

	2018	2017
Net pension cost charged to salaries and employee benefits	$113	$84
Pentegra defined benefit plan funded status as of July 1	109.86%	110.37%
Plan's funded status as of July 1	94.30%	96.89%
Contributions paid to the plan	$93	$65

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2018.

NOTE 19 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2013 Stock Incentive Plan (the Plan) reserved 1,500,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors.  The Plan replaced the 2006 Non-qualified Stock Option Plan (2006 Plan).  Under the 2006 Plan, there were 150,000 and 150,000 fully vested and exercisable options outstanding at December 31, 2018 and 2017.  No new grants of options may be made under the 2006 Plan.  The Company believes that stock-based awards better align the interests of its employees with those of its stockholders.  Under the Company’s director compensation policy, directors may elect to receive all or a portion of their fees in cash, Company stock or non-qualified stock options.  During the years ended December 31, 2018 , 2017 and 2016, the Company recognized director compensation expense of $53, $46 and $32 and issued 1,375, 1,457 and 953 shares of Company stock pursuant to certain directors’ elections under the Company’s director compensation policy.  At December 31, 2018, there were 614,424 shares available for equity awards under the Plan.

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2018 and 2017.

December 31, 2018	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	797,521	$22.54	8	$10,261
Granted	99,935	34.69	10	—
Exercised	(6,800)	(19.49)	(8)	—
Forfeited or expired	(38,100)	(31.97)	(10)	—
Outstanding at end of year	852,556	$23.57	7	$10,044
Fully vested and expected to vest	852,556	$23.57	7	$10,044
Exercisable at end of year	565,847	$19.44	4	$8,995

December 31, 2017	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	590,835	$16.69	7	$10,017
Granted	305,404	33.05	10	—
Exercised	(71,434)	(17.01)	(3)	—
Forfeited or expired	(27,284)	(27.72)	(10)	—
Outstanding at end of year	797,521	$22.54	8	$10,261
Fully vested and expected to vest	797,521	$22.54	8	$10,261
Exercisable at end of year	484,728	$17.48	7	$8,692

The fair values of stock options granted during the years ended December 31, 2018, 2017 and 2016, were estimated to be $9.01 per share, $8.75 per share and $5.10 per share.  The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  Expected stock price volatility is based on the historical volatility of the SNL Bank Index.  The expected term of options granted is based on the Simplified Method.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2018	2017	2016
Risk free rate	2.45%	2.20%	1.58%
Market value of stock on grant date	$34.69	$33.05	$25.44
Expected term (in years)	6.3	6.7	5.0
Expected volatility	19.71%	19.66%	19.08%
Dividend rate	—%	—%	—%

Compensation expense for stock options is recognized as the options vest.  Total stock option compensation cost that has been charged against income was $813, $592, and $374 for 2018, 2017 and 2016.  The total income tax benefit was $205, $226 and $143.  At December 31, 2018, there was $2.0 million of unrecognized compensation expense related to non-vested stock options granted under the Plan.  Unrecognized compensation expense at December 31, 2018, will be recognized over a remaining weighted average period of 7 years.

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

A summary of changes in the Company’s non-vested RSUs for the year is shown below.

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2018	4,890	$33.50
Granted	145,288	36.89
Vested	(14,401)	(36.55)
Forfeited	(3,670)	(37.57)
Outstanding at end of year	132,107	$36.78

Compensation expense is recognized over the vesting period of the award based on the fair value of RSU awards at the grant date.  The Company recognized share-based compensation attributable to RSUs of $1,643, $80 and $0 for the years ended December 31, 2018, 2017 and 2016.  The total income tax benefit was $413, $31 and $0 for the same time periods.  Unrecognized RSU compensation expense of $3.7 million at December 31, 2018, will be recognized over a remaining weighted average period of 3 years.

NOTE 20 – EARNINGS PER SHARE

Earnings per share were computed as shown below.

	2018	2017	2016
Basic:
Net income allocable to common stockholders	$35,825	$20,649	$9,373
Weighted average common shares outstanding	15,389,513	12,446,851	8,624,108
Weighted average vested restricted stock units	4,403	1,751	—
Weighted average shares	15,393,916	12,448,602	8,624,108
Basic earnings per common share	$2.33	$1.66	$1.09
Diluted:
Net income allocable to common stockholders	$35,825	$20,649	$9,373
Weighted average common shares outstanding for:
Basic earnings per common share	15,393,916	12,448,602	8,624,108
Dilutive effects of the assumed exercise of stock options	293,588	255,947	131,418
Dilutive effects of the assumed redemption of RSUs	20,882	2,635	—
Average shares and dilutive potential common shares	15,708,386	12,707,184	8,755,526
Diluted earnings per common share	$2.28	$1.62	$1.07

Average outstanding stock options of 26,419, 141,891 and 92 for the years ending December 31, 2018, 2017 and 2016 were not included in the computation of diluted earnings per share because the options were antidilutive.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of available-for-sale securities are carried at fair value on a recurring basis.  To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as Level 1.  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company’s available-for-sale securities, including residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies) and state and political subdivision securities are classified as Level 2.

The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the derivative.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$168,875	$—
Derivative assets:
Derivative assets (included in other assets)	—	933	—
Cash collateral held by counterparty and netting adjustments	(242)	—	—
Total derivative assets	(242)	933	—
Other assets:
Equity securities with readily determinable fair value	475	—	—
Total other assets	475	—	—
Total assets	233	169,808	—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	—	777	—
Cash collateral held by counterparty and netting adjustments	(252)	—	—
Total derivative liabilities	(252)	777	—
Total liabilities	(252)	777	—

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$161,591	$—
State and political subdivisions	—	195	—
Equity securities	486	—	—
Derivative assets:
Derivative assets (included in other assets)	—	1	—
Cash collateral held by counterparty and netting adjustments	164	—	—
Total derivative assets	164	1	—
Total assets	650	161,787	—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	—	46	—
Cash collateral held by counterparty and netting adjustments	(46)	—	—
Total derivative liabilities	(46)	46	—
Total liabilities	(46)	46	—

There were no transfers between Levels during 2018 or 2017.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$6,212
Commercial and industrial	—	—	1,697
Residential real estate	—	—	4,123
Agricultural real estate	—	—	218
Other	—	—	809
Other real estate owned:
Commercial real estate	—	—	1,391
Residential real estate	—	—	97

	December 31, 2017
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$1,439
Commercial and industrial	—	—	1,005
Residential real estate	—	—	4,021
Agricultural real estate	—	—	905
Other	—	—	1,910
Other real estate owned:
Commercial real estate	—	—	1,018
Residential real estate	—	—	157

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2018 and 2017.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2018
Impaired loans	$13,059	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 22% (13%)
December 31, 2017
Impaired loans	$9,280	Sales Comparison Approach	Adjustments for differences between comparable sales	15% - 26% (5%)

Measurable inputs for other real estate owned are not material.

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated.

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$192,818	$192,818	$192,818	$—	$—
Interest-bearing deposits	4,991	4,991	—	4,991	—
Available-for-sale securities	168,875	168,875	—	168,875	—
Held-to-maturity securities	748,356	739,989	—	739,989	—
Loans held for sale	2,972	2,972	—	2,972	—
Loans, net of allowance for loan losses	2,563,954	2,565,526	—	—	2,565,526
Federal Reserve Bank and Federal Home Loan Bank stock	29,214	N/A	N/A	N/A	N/A
Interest receivable	17,372	17,372	—	17,372	—
Derivative assets	933	933	—	933	—
Cash collateral held by derivative counterparty	(242)	(242)	(242)	—	—
Total derivative assets	691	691	(242)	933	—
Total assets	$3,729,243	$3,693,234	$192,576	$935,132	$2,565,526
Financial liabilities:
Deposits	$3,123,447	$3,124,654	$—	$3,124,654	$—
Federal funds purchased and retail repurchase agreements	50,068	50,068	—	50,068	—
Federal Home Loan Bank advances	384,898	384,898	—	384,898	—
Bank stock loan	15,450	15,450	—	15,450	—
Subordinated debentures	14,260	14,260	—	14,260	—
Contractual obligations	3,965	3,965	—	3,965	—
Interest payable	3,648	3,648	—	3,648	—
Derivative liabilities	777	777	—	777	—
Cash collateral held by derivative counterparty	(252)	(252)	(252)	—	—
Total derivative liabilities	525	525	(252)	777	—
Total liabilities	$3,596,261	$3,597,468	$(252)	$3,597,720	$—

	December 31, 2017
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$52,195	$52,195	$52,195	$—	$—
Interest-bearing deposits	3,496	3,496	—	3,496	—
Available-for-sale securities	162,272	162,272	486	161,786	—
Held-to-maturity securities	535,462	532,744	—	532,744	—
Loans held for sale	2,353	2,353	—	2,353	—
Loans, net of allowance for loan losses	2,108,772	2,112,422	—	—	2,112,422
Federal Reserve Bank and Federal Home Loan Bank stock	24,373	N/A	N/A	N/A	N/A
Interest receivable	12,371	12,371	—	12,371	—
Derivative assets	1	1	—	1	—
Cash collateral held by derivative counterparty	164	164	164	—	—
Total derivative assets	165	165	164	1	—
Total assets	$2,901,459	$2,878,018	$52,845	$712,751	$2,112,422
Financial liabilities:
Deposits	$2,382,013	$2,385,528	$—	$2,385,528	$—
Federal funds purchased and retail repurchase agreements	37,492	37,492	—	37,492	—
Federal Home Loan Bank advances	347,692	347,692	—	347,692	—
Bank stock loan	2,500	2,500	—	2,500	—
Subordinated debentures	13,968	13,968	—	13,968	—
Contractual obligations	1,967	1,967	—	1,967	—
Interest payable	1,932	1,932	—	1,932	—
Derivative liabilities	46	46	—	46	—
Cash collateral held by derivative counterparty	(46)	(46)	(46)	—	—
Total derivative liabilities	—	—	(46)	46	—
Total liabilities	$2,787,564	$2,791,079	$(46)	$2,791,125	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2018 and 2017 were as as follows.

	December 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$29,543	$171,857	$38,031	$67,107
Mortgage loans in the process of origination	6,785	2,860	14,803	9,258
Unused lines of credit	92,225	167,218	87,948	141,026

At December 31, 2018, the fixed rate loan commitments have interest rates ranging from 3.75% to 8.50% and maturities ranging from 1 month to 81 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified pre-conditions are met.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The contractual amounts of standby letters of credit as of December 31, 2018 and 2017 are listed below.

	December 31, 2018		December 31, 2017
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$4,474	$2,716	$4,064	$3,830

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

Equity Bank is a party to a February 3, 2015, lawsuit filed against it by CitiMortgage, Inc. (“Citi”).  The lawsuit involves an alleged breach of contract related to loan repurchase obligations and damages of $2,700 plus pre-judgment and post-judgment interest.  In January 2018, final judgement was entered by the court dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  A loss contingency of $477 was recorded at December 31, 2017, in connection with the resolution of this case.  Subsequently Citi appealed the courts decision.  The Company believes it has numerous and meritorious defenses to the claims and continues to contest the matter vigorously.

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

NOTE 24 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is the condensed financial information as to financial position, results of operations and cash flows of the Parent Company.

CONDENSED BALANCE SHEET

	2018	2017
ASSETS
Cash and due from banks	$1,540	$4,201
Investment in Equity Bank	470,902	379,933
Investment in EBAC	3,262	—
Other assets	10,490	6,762
Total assets	$486,194	$390,896
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$30,253	$16,752
Stockholders’ equity	455,941	374,144
Total liabilities and stockholders’ equity	$486,194	$390,896

CONDENSED STATEMENT OF INCOME

	2018	2017	2016
Dividends from Equity Bank	$30,500	$17,250	$9,500
Other income	3	26	1
Total income	30,503	17,276	9,501
Expenses
Interest expense	1,918	996	701
Other expenses	3,358	3,018	2,408
Total expenses	5,276	4,014	3,109
Income (loss) before income tax and equity in undistributed income of subsidiaries	25,227	13,262	6,392
Income tax benefit	1,025	2,017	859
Income (loss) before equity in undistributed income (loss) of subsidiaries	26,252	15,279	7,251
Equity in undistributed income (loss) of Equity Bank	9,681	5,370	2,123
Equity in undistributed income (loss) of EBAC	(108)	—	—
Net income	35,825	20,649	9,374
Dividends and discount accretion on preferred stock	—	—	(1)
Net income allocable to common stockholders	$35,825	$20,649	$9,373

CONDENSED STATEMENT OF CASH FLOWS

	2018	2017	2016
Cash flows from operating activities
Net income	$35,825	$20,649	$9,374
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	2,509	1,100	553
Equity in undistributed (income) loss of Equity Bank	(9,681)	(5,370)	(2,123)
Equity in undistributed (income) loss of EBAC	108	—	—
Net amortization of purchase valuation adjustments	292	284	246
Net change in:
Other assets	(4,092)	(1,331)	(1,529)
Interest payable and other liabilities	(50)	(1,419)	(409)
Net cash from (to) operating activities	24,911	13,913	6,112
Cash flows (to) from investing activities
Proceeds from sale of other real estate owned	—	267	—
Purchase stock of Community First, net of holding company cash acquired	—	—	(9,549)
Purchase stock of Prairie, net of holding company cash acquired	—	(12,510)	—
Purchase stock of Eastman, net of holding company cash acquired	(55)	(7,813)	—
Purchase stock of Cache, net of holding company cash acquired	—	(13,103)	—
Purchase stock of KBC, net of holding company cash acquired	(14,151)	—	—
Purchase stock of Adams, net of holding company cash acquired	(4,179)	—	—
Purchase assets of City Bank, net of liabilities assumed	(18,900)
Purchase of net assets of EBAC	(3,370)	—	—
Net cash (used in) investing activities	(40,655)	(33,159)	(9,549)
Cash flows (to) from financing activities
Borrowings on bank stock loan	22,500	2,500	6,000
Principal payments on bank stock loan	(9,550)	(1,000)	(33,218)
Proceeds from the issuance of common stock, net	—	—	23,643
Proceeds from exercise of employee stock options	133	1,215	112
Principal payments on employee stock loan	—	121	—
Redemption of Series C preferred stock	—	—	(16,372)
Dividends paid on preferred stock	—	—	(42)
Excess tax benefits recognized on exercise of employee stock options	—	—	13
Net cash provided by (used in) financing activities	13,083	2,836	(19,864)
Net change in cash and cash equivalents	(2,661)	(16,410)	(23,301)
Cash and cash equivalents, beginning of period	4,201	20,611	43,912
Ending cash and cash equivalents	$1,540	$4,201	$20,611

NOTE 25 – SUBSEQUENT EVENTS

On September 21, 2018, the Company entered into a branch purchase and assumption agreement with MidFirst Bank (“MidFirst”) to acquire two branches in Guymon, Oklahoma and one branch in Cordell, Oklahoma.  The transaction closed February 8, 2019.  Information necessary to recognize the fair value of assets acquired and liabilities assumed remains incomplete.  At the time of the acquisition, total assets transferred were approximately $14,144, which included total loans of approximately $6,507.  Also, at the time of the acquisition, total liabilities transferred were approximately $98,606, which included total deposits of approximately $98,543.  The Company anticipates there will be goodwill and core deposit intangibles recorded with this merger.  Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair value of identifiable assets acquired and liabilities assumed.