Form 10-Q
period 2019-03-31
EQUITY BANCSHARES INC
filed 2019-05-16
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer            ☐Accelerated filer                     ☒

Non-accelerated filer              ☐                            Smaller reporting company    ☐

Emerging growth company    ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A, Common Stock, par value $0.01 per share	Trading Symbol EQBK	Name of each exchange on which registered The Nasdaq Stock Market LLC

As of May 14, 2019, the registrant had 15,740,617 shares of common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature.  These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control.  Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.  Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2019, and in Item 1A – Risk Factors of this Quarterly Report.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2019 and December 31, 2018

(Dollar amounts in thousands)

	(Unaudited) March 31,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$167,016	$192,735
Federal funds sold	437	83
Cash and cash equivalents	167,453	192,818
Interest-bearing time deposits in other banks	4,742	4,991
Available-for-sale securities	166,355	168,875
Held-to-maturity securities, fair value of $752,207 and $739,989	749,493	748,356
Loans held for sale	2,140	2,972
Loans, net of allowance for loan losses of $26,340 and $11,454	2,592,646	2,563,954
Other real estate owned, net	6,382	6,372
Premises and equipment, net	81,496	80,442
Bank-owned life insurance	73,594	73,105
Federal Reserve Bank and Federal Home Loan Bank stock	22,569	29,214
Interest receivable	16,423	17,372
Goodwill	136,432	131,712
Core deposit intangibles, net	22,296	21,725
Other	23,333	19,808
Total assets	$4,065,354	$4,061,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$483,107	$503,831
Total non-interest-bearing deposits	483,107	503,831
Savings, NOW, and money market	1,737,003	1,611,710
Time	1,040,760	1,007,906
Total interest-bearing deposits	2,777,763	2,619,616
Total deposits	3,260,870	3,123,447
Federal funds purchased and retail repurchase agreements	43,433	50,068
Federal Home Loan Bank advances	264,954	384,898
Bank stock loan	8,500	15,450
Subordinated debentures	14,334	14,260
Contractual obligations	3,964	3,965
Interest payable and other liabilities	15,836	13,687
Total liabilities	3,611,891	3,605,775
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	173	173
Additional paid-in capital	379,931	379,085
Retained earnings	95,868	101,326
Accumulated other comprehensive loss	(2,767)	(4,867)
Employee stock loans	(87)	(121)
Treasury stock	(19,655)	(19,655)
Total stockholders’ equity	453,463	455,941
Total liabilities and stockholders’ equity	$4,065,354	$4,061,716

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2019	2018
Interest and dividend income
Loans, including fees	$36,533	$29,048
Securities, taxable	5,082	3,723
Securities, nontaxable	953	879
Federal funds sold and other	634	473
Total interest and dividend income	43,202	34,123
Interest expense
Deposits	10,730	4,718
Federal funds purchased and retail repurchase agreements	32	23
Federal Home Loan Bank advances	1,305	1,299
Bank stock loan	162	27
Subordinated debentures	334	269
Total interest expense	12,563	6,336
Net interest income	30,639	27,787
Provision for loan losses	15,646	1,170
Net interest income after provision for loan losses	14,993	26,617
Non-interest income
Service charges and fees	1,923	1,580
Debit card income	1,738	1,253
Mortgage banking	317	313
Increase in value of bank-owned life insurance	488	652
Net gain (loss) from securities transactions	6	(8)
Other	852	461
Total non-interest income	5,324	4,251
Non-interest expense
Salaries and employee benefits	14,098	10,891
Net occupancy and equipment	1,967	1,802
Data processing	2,405	1,674
Professional fees	1,156	715
Advertising and business development	646	619
Telecommunications	585	369
FDIC insurance	278	244
Courier and postage	327	255
Free nationwide ATM cost	361	292
Amortization of core deposit intangibles	779	384
Loan expense	268	346
Other real estate owned	112	268
Merger expenses	639	531
Other	1,922	1,237
Total non-interest expense	25,543	19,627
Income (loss) before income taxes	(5,226)	11,241
Provision for income taxes	(1,153)	2,530
Net income (loss) and net income (loss) allocable to common stockholders	$(4,073)	$8,711
Basic earnings (loss) per share	$(0.26)	$0.60
Diluted earnings (loss) per share	$(0.26)	$0.58

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months ended March 31, 2019 and 2018

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2019	2018
Net income (loss)	$(4,073)	$8,711
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	2,520	(2,937)
Amortization of unrealized losses on held-to-maturity securities	293	119
Total other comprehensive income (loss)	2,813	(2,818)
Tax effect	(713)	714
Other comprehensive income (loss), net of tax	2,100	(2,104)
Comprehensive income (loss)	$(1,973)	$6,607

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2019 and 2018

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2018	14,605,607	$161	$331,339	$65,512	$(3,092)	$(121)	$(19,655)	$374,144
Net income (loss)	—	—	—	8,711	—	—	—	8,711
Other comprehensive loss, net of tax effects	—	—	—	—	(2,104)	—	—	(2,104)
Stock based compensation	—	—	718	—	—	—	—	718
Common stock issued upon exercise of stock options	1,250	—	18	—	—	—	—	18
Common stock issued under stock-based incentive plan	2,557	—	—	—	—	—	—	—
Adoption of ASU 2016-01 reclassifying AFS equity securities with readily determined fair value	—	—	—	(11)	11	—	—	—
Balance at March 31, 2018	14,609,414	$161	$332,075	$74,212	$(5,185)	$(121)	$(19,655)	$381,487

Balance at January 1, 2019	15,793,095	$173	$379,085	$101,326	$(4,867)	$(121)	$(19,655)	$455,941
Net income (loss)	—	—	—	(4,073)	—	—	—	(4,073)
Other comprehensive income, net of tax effects	—	—	—	—	2,100	—	—	2,100
Stock based compensation	—	—	734	—	—	—	—	734
Common stock issued upon exercise of stock options	6,100	—	112	—	—	—	—	112
Common stock issued under stock-based incentive plan	21,108	—	—	—	—	—	—	—
Repayment on employee stock loans	—	—	—	—	—	34	—	34
Cumulative effect of change in accounting principle from implementation of ASU 2017-08	—	—	—	(1,385)	—	—	—	(1,385)
Balance at March 31, 2019	15,820,303	$173	$379,931	$95,868	$(2,767)	$(87)	$(19,655)	$453,463

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	(Unaudited) March 31,
	2019	2018
Cash flows from operating activities
Net income (loss)	$(4,073)	$8,711
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	734	718
Depreciation	863	689
Amortization of operating lease right of use asset	148	—
Amortization of cloud computing implementation costs	20	—
Provision for loan losses	15,646	1,170
Net (accretion) amortization of purchase accounting adjustments	(1,233)	(1,047)
Amortization of premiums and discounts on securities	1,288	755
Amortization of intangibles	791	396
Deferred income taxes	(14)	(19)
FHLB stock dividends	(184)	(254)
Loss (gain) on sales and valuation adjustments on other real estate owned	(21)	(182)
Change in unrealized loss (gain) on equity securities	(6)	8
Loss (gain) on disposal of premise and equipment	(10)	(192)
Loss (gain) on sale of foreclosed assets	15	—
Loss (gain) on sales of loans	(260)	(256)
Originations of loans held for sale	(11,448)	(10,296)
Proceeds from the sale of loans held for sale	12,540	11,064
Increase in the value of bank-owned life insurance	(488)	(652)
Change in fair value of derivatives recognized in earnings	(1,342)	(4)
Payments on operating lease payable	(222)	—
Net change in:
Interest receivable	965	(80)
Other assets	(156)	1,034
Interest payable and other liabilities	(803)	(1,377)
Net cash provided by (used in) operating activities	12,750	10,186
Cash flows from (to) investing activities
Purchases of available-for-sale securities	—	(20,498)
Purchases of held-to-maturity securities	(27,022)	—
Proceeds from sales, calls, pay-downs, and maturities of available-for-sale securities	4,602	4,447
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	23,942	13,963
Net change in interest-bearing time deposits in other banks	249	—
Net change in loans	(36,465)	(17,183)
Purchase of premises and equipment	(1,261)	(814)
Proceeds from sale of premise and equipment	10	1,194
Proceeds from sale of foreclosed assets	73	35
Net redemption (purchase) of FHLB and FRB stock	6,829	(810)
Proceeds from sale of other real estate owned	121	1,202
Proceeds from bank-owned life insurance death benefits	—	346
Cash paid for acquisition of Eastman	—	(55)
Net cash received from acquisition of MidFirst locations	85,360	—
Net cash provided by (used in) investing activities	56,438	(18,173)
Cash flows from (to) financing activities
Net increase (decrease) in deposits	38,824	(13,770)
Net change in federal funds purchased and retail repurchase agreements	(6,635)	4,609
Net borrowings (payments) on Federal Home Loan Bank line of credit	(119,429)	8,144
Principal payments on Federal Home Loan Bank term advances	(509)	—

Principal payments on bank stock loan	(6,950)	(62)
Principal payments on employee stock loans	34	—
Proceeds from the exercise of employee stock options	112	18
Net change in contractual obligations	—	(1)
Net cash provided by (used in) financing activities	(94,553)	(1,062)
Net change in cash and cash equivalents	(25,365)	(9,049)
Cash and cash equivalents, beginning of period	192,818	52,195
Ending cash and cash equivalents	$167,453	$43,146
Supplemental cash flow information:
Interest paid	$11,418	$6,021
Income taxes paid, net of refunds	—	—
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	111	203
Operating leases recognized	3,546	—
Total fair value of assets acquired in purchase of MidFirst locations	13,246	—
Total fair value of liabilities acquired in purchase of MidFirst locations	98,606	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly owned subsidiaries, EBAC, LLC and Equity Bank and Equity Bank’s wholly owned subsidiary, SA Holdings, Inc.  These entities are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2019.  Operating results for the three months ended March 31, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

Reclassifications

Some items in prior financial statements were reclassified to conform to the current presentation.  Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for the periods reported.

Adoption of New Accounting Standards

In February 2016, FASB issued ASU 2016-02, Leases, with the intention of improving financial reporting about leasing transactions.  The ASU required all lessees to recognize lease assets and lease liabilities on the balance sheet.  Lessor accounting was largely unchanged by the ASU; however, disclosures about the amount, timing and uncertainty of cash flows arising from leases are required of both lessees and lessors.  The ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach provides for optional practical expedients when applying the ASU to leases that commenced before the effective date of the ASU.  This accounting pronouncement was further modified in July 2018 with the issuance of ASU 2018-11, Leases – Targeted Improvements, to allow for another transition method by applying a cumulative-effect adjustment to opening retained earnings at adoption and providing lessors a practical expedient to not separate non-lease and lease components in certain circumstances.  The Company adopted this accounting standard effective January 1, 2019, and elected to record the adoption through a cumulative-effect adjustment at January 1, 2019 which resulted in the Company recording $3,251 in right of use assets and $3,251 of operating lease liabilities.  In addition, the Company elected the following practical expedients to all leases that commenced prior to January 1, 2019: (1) No reassessment of lease populations as long as the contract was properly scoped as a lease or not a lease under ASC 840; (2) No reassessment of existing lease classification; (3) No adjustment of existing costs.

In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities.  This update shortened the amortization period of certain callable debt securities held at a premium to the earliest call date.  The amendments in this update was effective for the Company’s fiscal year beginning after December 15, 2018, and interim periods within that fiscal year, however, early adoption was permitted.  If early adoption of this update was elected by the Company, any adjustments will be reflected as of the beginning of the fiscal year.  The amendments were applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings.  The Company adopted this accounting standard effective January 1, 2019, which resulted in the Company recording a $1,385 reduction in the amortized cost of investment securities and retained earnings.

In August 2017, FASB issued ASU 2017-12, Derivatives and Hedging, Targeted Improvements to Accounting for Hedging Activities, with the stated objective of improving the financial reporting of hedging relationships to better reflect the economics of hedging transactions and to simplify the application of hedge accounting.  The amendments are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Potential effects on the Company’s current hedging activities included eliminating the requirement to separately measure and report hedge ineffectiveness, providing additional flexibility for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk and easing certain hedge documentation and assessment requirements.  The adoption of  this accounting standard did not materially impact the Company’s financial statements but did result in changes to financial statement disclosures and changes to existing and future swap documentation.

In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.  This update required implementation costs of hosting arrangements that are considered a service contract to be capitalized.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities.  The Company adopted this accounting standard effective October 1, 2018 and resulted in the Company capitalizing $311 of implementation costs during 2018.

Recent Accounting Pronouncements

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

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2019
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$168,463	$151	$(2,259)	$166,355
	$168,463	$151	$(2,259)	$166,355
December 31, 2018
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$173,503	$12	$(4,640)	$168,875
	$173,503	$12	$(4,640)	$168,875

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following table.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$3,879	$14	$(13)	$3,880
Residential mortgage-backed (securities issued by government sponsored entities)	569,683	5,728	(5,072)	570,339
Corporate	22,993	220	(37)	23,176
Small Business Administration loan pools	1,584	—	(7)	1,577
State and political subdivisions	151,354	2,271	(390)	153,235
	$749,493	$8,233	$(5,519)	$752,207
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$3,873	$7	$(20)	$3,860
Residential mortgage-backed (securities issued by government sponsored entities)	567,766	2,354	(9,653)	560,467
Corporate	22,993	234	(326)	22,901
Small Business Administration loan pools	1,746	—	(18)	1,728
State and political subdivisions	151,978	804	(1,749)	151,033
	$748,356	$3,399	$(11,766)	$739,989

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at March 31, 2019, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$8,435	$8,572
One to five years	—	—	37,789	38,310
Five to ten years	—	—	53,152	54,037
After ten years	—	—	80,434	80,949
Mortgage-backed securities	168,463	166,355	569,683	570,339
Total debt securities	$168,463	$166,355	$749,493	$752,207

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $770,695 at March 31, 2019 and $800,744 at December 31, 2018.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2019 and December 31, 2018.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$130,905	$(2,259)	$130,905	$(2,259)
Total temporarily impaired securities	$—	$—	$130,905	$(2,259)	$130,905	$(2,259)
December 31, 2018
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)
Total temporarily impaired securities	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$987	$(12)	$987	$(12)
Residential mortgage-backed (issued by government-sponsored entities)	1,168	(12)	293,785	(6,023)	294,953	(6,035)
Corporate	7,807	(38)	5,192	(14)	12,999	(52)
Small Business Administration loan pools	—	—	1,577	(38)	1,577	(38)
State and political subdivisions	—	—	34,491	(451)	34,491	(451)
Total temporarily impaired securities	$8,975	$(50)	$336,032	$(6,538)	$345,007	$(6,588)
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$1,882	$(3)	$982	$(17)	$2,864	$(20)
Residential mortgage-backed (issued by government-sponsored entities)	31,270	(356)	294,127	(10,579)	325,397	(10,935)
Corporate	7,500	(326)	5,182	(49)	12,682	(375)
Small Business Administration loan pools	—	—	1,728	(37)	1,728	(37)
State and political subdivisions	40,415	(473)	45,137	(1,561)	85,552	(2,034)
Total temporarily impaired securities	$81,067	$(1,158)	$347,156	$(12,243)	$428,223	$(13,401)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of March 31, 2019, the Company held 31 available-for-sale securities and 284 held-to-maturity securities in an unrealized loss position.

Unrealized losses on securities have not been recognized into income because the security issuers are of high credit quality, management does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity.

There were no proceeds from sales of available-for-sale securities during the three months ended March 31, 2019 or 2018.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Commercial real estate	$1,234,186	$1,231,217
Commercial and industrial	587,884	601,782
Residential real estate	510,092	446,060
Agricultural real estate	135,489	139,332
Consumer	71,753	62,894
Agricultural	79,582	94,123
Total loans	2,618,986	2,575,408
Allowance for loan losses	(26,340)	(11,454)
Net loans	$2,592,646	$2,563,954

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the first three months of 2019, the Company has purchased four pools of residential real estate loans totaling $63,277.  As of March 31, 2019 and December 31, 2018, residential real estate loans include $122,726 and $64,558 of purchased residential real estate loans.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $10,783 with related loans of $768,121 at March 31, 2019, and $11,372 with related loans of $827,676 at December 31, 2018.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $1,225 at March 31, 2019 and $1,279 at December 31, 2018.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended March 31, 2019 and 2018.

March 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Provision for loan losses	(134)	13,795	1,401	109	475	—	15,646
Loans charged-off	(26)	(494)	(114)	(6)	(292)	(6)	(938)
Recoveries	26	48	10	—	94	—	178
Total ending allowance balance	$4,528	$16,056	$3,617	$494	$1,347	$298	$26,340

March 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Provision for loan losses	291	260	290	(55)	288	96	1,170
Loans charged-off	(29)	(9)	(123)	—	(306)	(39)	(506)
Recoveries	8	1	13	3	128	1	154
Total ending allowance balance	$3,010	$2,388	$2,442	$267	$878	$331	$9,316

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of March 31, 2019 and December 31, 2018.

March 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$443	$13,638	$1,427	$25	$55	$29	$15,617
Collectively evaluated for impairment	3,206	2,395	2,142	367	1,234	269	9,613
Purchased credit impaired loans	879	23	48	102	58	—	1,110
Total	$4,528	$16,056	$3,617	$494	$1,347	$298	$26,340
Loan Balance:
Individually evaluated for impairment	$5,105	$33,081	$15,536	$1,928	$596	$411	$56,657
Collectively evaluated for impairment	1,215,954	549,245	491,701	128,322	70,939	77,700	2,533,861
Purchased credit impaired loans	13,127	5,558	2,855	5,239	218	1,471	28,468
Total	$1,234,186	$587,884	$510,092	$135,489	$71,753	$79,582	$2,618,986

December 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$242	$185	$391	$22	$62	$10	$912
Collectively evaluated for impairment	3,695	2,493	1,861	367	925	293	9,634
Purchased credit impaired loans	725	29	68	2	83	1	908
Total	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Loan Balance:
Individually evaluated for impairment	$4,068	$24,275	$4,434	$856	$678	$2,252	$36,563
Collectively evaluated for impairment	1,213,653	571,171	438,739	133,415	61,978	89,194	2,508,150
Purchased credit impaired loans	13,496	6,336	2,887	5,061	238	2,677	30,695
Total	$1,231,217	$601,782	$446,060	$139,332	$62,894	$94,123	$2,575,408

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of March 31, 2019 and December 31, 2018.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	March 31, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$2,216	$2,153	$—	$1,685	$1,647	$—
Commercial and industrial	3,293	3,242	—	22,701	22,651	—
Residential real estate	529	516	—	533	527	—
Agricultural real estate	1,686	1,682	—	2,038	2,035	—
Consumer	45	38	—	61	55	—
Agricultural	120	120	—	756	756	—
Subtotal	7,889	7,751	—	27,774	27,671	—
With an allowance recorded:
Commercial real estate	8,661	7,318	1,322	8,700	7,179	967
Commercial and industrial	30,392	30,069	13,661	2,255	1,911	214
Residential real estate	15,786	15,497	1,475	4,934	4,582	459
Agricultural real estate	900	793	127	261	242	24
Consumer	1,072	774	113	1,144	859	145
Agricultural	307	290	29	162	106	11
Subtotal	57,118	54,741	16,727	17,456	14,879	1,820
Total	$65,007	$62,492	$16,727	$45,230	$42,550	$1,820

The tables below present average recorded investment and interest income related to impaired loans for the three months ended March 31, 2019 and 2018.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	March 31, 2019		March 31, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$11,527	$—	$1,742	$—
Commercial and industrial	3,319	1	7,711	10
Residential real estate	521	—	679	1
Agricultural real estate	1,859	—	94	1
Consumer	46	—	—	—
Agricultural	439	—	231	—
Subtotal	17,711	1	10,457	12
With an allowance recorded:
Commercial real estate	7,249	74	1,230	1
Commercial and industrial	15,990	—	859	—
Residential real estate	10,039	—	3,870	—
Agricultural real estate	517	—	688	—
Consumer	817	—	509	—
Agricultural	198	2	850	—
Subtotal	34,810	76	8,006	1
Total	$52,521	$77	$18,463	$13

The following tables present the aging of the recorded investment in past due loans as of March 31, 2019 and December 31, 2018, by portfolio and class of loans.

March 31, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,168	$225	$—	$13,275	$1,218,518	$1,234,186
Commercial and industrial	272	736	—	34,126	552,750	587,884
Residential real estate	1,791	628	—	16,013	491,660	510,092
Agricultural real estate	432	—	—	5,202	129,855	135,489
Consumer	611	68	—	812	70,262	71,753
Agricultural	17	332	—	1,619	77,614	79,582
Total	$5,291	$1,989	$—	$71,047	$2,540,659	$2,618,986

December 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,302	$259	$—	$12,768	$1,216,888	$1,231,217
Commercial and industrial	509	2,467	—	6,954	591,852	601,782
Residential real estate	782	2,188	18	5,257	437,815	446,060
Agricultural real estate	—	30	—	4,857	134,445	139,332
Consumer	501	157	—	914	61,322	62,894
Agricultural	186	3	—	2,453	91,481	94,123
Total	$3,280	$5,104	$18	$33,203	$2,533,803	$2,575,408

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

The risk category of loans by class of loans is as follows as of March 31, 2019 and December 31, 2018.

March 31, 2019	Unclassified	Classified	Total
Commercial real estate	$1,218,159	$16,027	$1,234,186
Commercial and industrial	539,817	48,067	587,884
Residential real estate	493,900	16,192	510,092
Agricultural real estate	125,907	9,582	135,489
Consumer	70,941	812	71,753
Agricultural	75,168	4,414	79,582
Total	$2,523,892	$95,094	$2,618,986

December 31, 2018	Unclassified	Classified	Total
Commercial real estate	$1,194,240	$36,977	$1,231,217
Commercial and industrial	572,300	29,482	601,782
Residential real estate	440,704	5,356	446,060
Agricultural real estate	129,285	10,047	139,332
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	$2,575,408

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The table below lists recorded investments in purchased credit impaired loans as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Contractually required principal payments	$37,929	$40,772
Discount	(9,461)	(10,077)
Recorded investment	$28,468	$30,695

The accretable yield associated with these loans was $3,681 and $3,785 as of March 31, 2019 and December 31, 2018.  The interest income recognized on these loans for the three-month periods ended March 31, 2019 and 2018 was $686 and $565.  For the three-month period ended March 31, 2019, there was a provision for loan losses of $202 for these loans.  For the three-month period ended March 31, 2018, there was a reversal of provision for loan losses of $171 recorded for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of March 31, 2019 or December 31, 2018.

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At March 31, 2019, the portfolio of interest rate swaps had a weighted average maturity of 7.4 years, a weighted average pay rate of 4.94% and a weighted average rate received of 5.17%.  At December 31, 2018, the portfolio of interest rate swaps had a weighted average maturity of 7.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 5.10%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At March 31, 2019, this portfolio of interest rate swaps had a weighted average maturity of 6.77 years, weighted average pay rate of 5.19% and a weighted rate received of 5.19%.  At December 31, 2018, this portfolio of interest rate swaps had a weighted average maturity of 7.6 years, weighted average pay rate of 5.18% and weighted rate received of 5.18%.

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At March 31, 2019, the interest rate cap had a term of 0.6 years and a cap rate of 4.50%.  At December 31, 2018, the interest rate cap had a term of 0.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2019 and December 31, 2018.

	March 31, 2019			December 31, 2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$16,613	$—	$58	$16,743	$242	$—
Total derivatives designated as hedging relationships	16,613	—	58	16,743	242	—
Derivatives not designated as hedging instruments:
Interest rate swaps	62,639	1,296	1,445	38,073	690	777
Interest rate caps/floors	2,155	—	—	2,264	1	—
Total derivatives not designated as hedging instruments	64,794	1,296	1,445	40,337	691	777
Total	$81,407	1,296	1,503	$57,080	933	777
Cash collateral		—	(1,412)		(531)	(541)
Netting adjustments		—	—		289	289
Net amount presented in Balance Sheet		$1,296	$91		$691	$525

 The table below lists designated and qualifying hedged items in fair value hedges at March 31, 2019.

	March 31, 2019
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$16,686	$60	$—
Total	$16,686	$60	$—

Prior to the implementation of ASU 2017-12, derivative gains/(losses) for derivatives in hedging relationships were reported in other income as hedge ineffectiveness; net interest settlements on those derivatives were recorded to loan interest income; and derivative gains/(losses) and the related net interest settlements for economic derivatives were reported in other income. The Company implemented ASU 2017-12 effective January 1, 2019, and currently reports hedging derivative gains/(losses) as adjustments to loan interest income along with the related net interest settlements; and the derivative gains/(losses) and net interest settlements for economic derivatives are reported in other income. For the three-month periods ended March 31, 2019 and 2018, the Company recorded net gains/(losses) on derivatives and hedging activities.

	Three months ended
	March 31, 2019	March 31, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	62	—
Interest rate caps/floors	(1)	—
Total net gains (losses) related to derivatives not designated as hedging instruments	61	—
Net gains (losses) on derivatives and hedging activities	$61	$—

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended March 31, 2019 and 2018.

	March 31, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(301)	$301	$—	$9
Total	$(301)	$301	$—	$9

	March 31, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$429	$(429)	$—	$(24)
Total	$429	$(429)	$—	$(24)

NOTE 5 – LEASE OBLIGATIONS

The Company evaluates contracts that convey the right to control the use of identified property, plant or equipment for a period of time for consideration to determine if they are lease obligations.  The Company evaluates each lease component to determine if the lease qualifies as a financing lease or as an operating lease.  Leases that meet any of the following criteria are considered financing leases: (1) the lease transfers ownership of the underlying asset by the end of the lease term; (2) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; (3) the lease term is the major part of the remaining economic life of the underlying asset; (4) the present value of the sum of the lease payments and any residual value guaranteed by the Company that is not already reflected in lease payments equals or exceeds substantially all of the fair value of the underlying asset; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.  If none of the financing lease criteria are met the lease is considered an operating lease.

The Company evaluates each lease to determine the lease term which will be used based on the type and use of the leased equipment and future expected changes in operations.  The resulting lease term will consist of the noncancellable period for which the Company has the right to use the underlying asset plus (1) periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; (2) periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option; and (3) periods covered by an option to extend the lease in which exercise of the option is controlled by the lessor.  The Company has certain leases that contain options to extend the lease and contain options for changes in lease payments which are evaluated by the Company to determine the recorded values for right-of-use assets and lease liability.

Lease payments that are contractually known at lease inception are used by the Company for calculating the right-of-use asset and lease liability.  Lease payments that vary because of facts or circumstances after the commencement date of the lease from other than passage of time are treated as variable lease payments and are recorded to lease expense in the period in which the obligation for the payments are incurred by the Company. Variable lease payments are not part of the lease payments for determining the right-of-use asset or the lease liability at the lease commencement date.

The discount rate to initially determine the present value of the lease payments is based on the information available at the lease commencement date and is either the rate implicit in the lease or the Company’s incremental borrowing rate.  If the rate implicit in the lease is known or determinable that rate shall be used and if that rate is not known the Company’s incremental borrowing rate shall be used.  At the January 1, 2019, implementation of this accounting guidance, the Company’s incremental borrowing rate based on the remaining lease term was used to calculate the right-of-use assets and operating lease liabilities.

Operating lease right-of-use assets and lease obligations are accounted for subsequent to initial recording by amortizing the right-of-use asset over the lease term on a straight-line method, and the lease obligation is increased by the accrual of interest and decreased by subsequent lease payments.  Operating lease right-of-use asset amortization and lease obligation interest are reported in non-interest expense in the Consolidated Statements of Operations.  Operating lease payments and variable lease payments are reflected within cash flows from operating activities in the Consolidated Statements of Cash Flows.

Financing lease right-of-use assets and lease obligations are accounted for subsequent to initial recording by amortizing the right-of-use asset similar to owned assets over the lessor of the lease term or economic life of the asset if the lease transfers ownership of the leased asset, and the lease obligation is increased by the accrual of interest and decreased by subsequent lease payments.  Financing lease right-of-use asset amortization is reported in non-interest expense, similar to other owned assets, and lease obligation interest accruals are reported in interest expense in the Consolidated Statements of Operations.  Financing lease obligation principal payments are reflected within cash flows from financing activities and interest payments and variable lease payments are reflected with the cash flows from operating activities in the Consolidated Statements of Cash Flows.

At March 31, 2019, the Company had lease liabilities totaling $3,349 and right-of-use assets totaling $3,399 related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

	March 31, 2019
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,360	$3,307	13.47	3.05%
Equipment leases	39	42	2.88	2.60%
Total operating leases	$3,399	$3,349	13.35	3.04%

Operating lease costs are listed below.

Three Months Ended March 31, 2019
Operating lease cost	$173
Short-term lease cost	—
Variable lease cost	13
Total operating lease cost	$186

Rent expense for the three months ended March 31, 2018, prior to the adoption of ASU 2016-02, was $165.

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three months ended March 31, 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	March 31, 2019
Due in one year or less	$660
Due after one year through two years	602
Due after two years through three years	437
Due after three years through four years	418
Due after four years through five years	252
Thereafter	1,881
Total undiscounted cash flows	4,250
Discount on cash flows	(901)
Total operating lease liability	$3,349

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2019 and December 31, 2018 are listed below.

	March 31, 2019	December 31, 2018
Federal funds purchased	$—	$—
Retail repurchase agreements	43,433	50,068

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $47,222 and $51,701 at March 31, 2019 and December 31, 2018.  The agreements are on a day-to-day basis and can be terminated on demand.

	March 31, 2019	December 31, 2018
Year-to-date average daily balance during the period	$45,148	$43,536
Maximum month-end balance year-to-date	$43,433	$53,815
Weighted average interest rate at period-end	0.29%	0.28%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of March 31, 2019 are listed below.

	March 31, 2019	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$249,341	2.64%	—
Federal Home Loan Bank fixed rate term advances	15,540	2.80%	2.93
Total principal outstanding	264,881
Merger purchase accounting adjustment	73
Total Federal Home Loan Bank advances	$264,954

Federal Home Loan Bank advances as of December 31, 2018 are listed below.

	December 31, 2018	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$368,770	2.65%	—
Federal Home Loan Bank fixed rate term advances	16,049	2.81%	3.08
Total principal outstanding	384,819
Merger purchase accounting adjustment	79
Total Federal Home Loan Bank advances	$384,898

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $893,069 and $951,196 at March 31, 2019 and December 31, 2018.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $563,779 and $534,627 at March 31, 2019 and December 31, 2018.

Future principal repayments of the March 31, 2019 outstanding balances are as follows.

Due in one year or less	$252,312
Due after one year through two years	2,677
Due after two years through three years	2,357
Due after three years through four years	2,357
Due after four years through five years	2,357
Thereafter	2,821
Total	$264,881

Bank stock loan

On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank.  The borrowing facility was amended on March 11, 2019 to provide a maximum borrowing facility of $40,000 and extend the maturity to May 15, 2020.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.

Bank stock loan advances as of March 31, 2019 are listed below.

	March 31, 2019	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$8,500	5.50%	4.25

Bank stock loan advances as of December 31, 2018 are listed below.

	December 31, 2018	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$15,450	5.50%	4.5

Future principal repayments of the March 31, 2019 outstanding balances are as follows.

Due in one year or less	$1,600
Due after one year through two years	1,600
Due after two years through three years	1,600
Due after three years through four years	1,600
Due after four years through five years	1,600
Thereafter	500
Total	$8,500

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due.  The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At March 31, 2019 and December 31, 2018, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Class A common stock – issued	17,091,346	17,064,138
Class A common stock – held in treasury	(1,271,043)	(1,271,043)
Class A common stock – outstanding	15,820,303	15,793,095
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on April 24, 2019.  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  The first offering period began on February 15, 2019 and will end on August 14, 2019.  ESPP compensation expense of $22 was recorded for the three months ended March 31, 2019.

Treasury stock is stated at cost, determined by the first-in, first-out method.

On April 22, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019 and concluding October 30, 2020.  The repurchase program does not obligate us to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.

Employee stock loans

In May 2015, in connection with the termination of a discontinued restricted stock unit plan (“Plan”), the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the Plan termination.  These loans totaling $87 at March 31, 2019 and $121 at December 31, 2018, are collateralized with the shares received, have a maturity date of December 31, 2019 and have an interest rate of 1.68%.

Accumulated other comprehensive income (loss)

At March 31, 2019 and December 31, 2018, accumulated other comprehensive income (loss) consisted of (i) the after tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income (loss) as of March 31, 2019 and December 31, 2018, are listed below.

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income (Loss)
March 31, 2019
Net unrealized or unamortized gains (losses)	$(2,108)	$(1,598)	$(3,706)
Tax effect	534	405	939
	$(1,574)	$(1,193)	$(2,767)
December 31, 2018
Net unrealized or unamortized gains (losses)	$(4,628)	$(1,891)	$(6,519)
Tax effect	1,173	479	1,652
	$(3,455)	$(1,412)	$(4,867)

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in by January 1, 2019.  Beginning in January 2016, the implementation of the capital conservation buffer was effective for the Company starting at the 0.625% level and increasing 0.625% each year thereafter, until it reached 2.5% on January 1, 2019. The capital conservation buffer is designed to absorb losses during periods of economic stress and requires increased capital levels for the purpose of capital distributions and other payments. Failure to meet the full amount of the buffer will result in restrictions on the Company's ability to make capital distributions, including dividend payments and stock repurchases, and to pay discretionary bonuses to executive officers.

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

As of March 31, 2019, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2019 and December 31, 2018 are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2019
Total capital to risk weighted assets
Equity Bancshares, Inc.	$342,072	11.87%	$302,543	10.50%	$302,543	10.50%	$ N/A	N/A
Equity Bank	332,559	11.56%	302,083	10.50%	302,083	10.50%	287,699	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	315,732	10.96%	244,916	8.50%	244,916	8.50%	N/A	N/A
Equity Bank	306,219	10.64%	244,544	8.50%	244,544	8.50%	230,159	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	301,398	10.46%	201,695	7.00%	201,695	7.00%	N/A	N/A
Equity Bank	306,219	10.64%	201,389	7.00%	201,389	7.00%	187,004	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	315,732	8.37%	150,970	4.00%	150,970	4.00%	N/A	N/A
Equity Bank	306,219	8.12%	150,809	4.00%	150,809	4.00%	188,511	5.00%
December 31, 2018
Total capital to risk weighted assets
Equity Bancshares, Inc.	$337,649	11.92%	$279,621	9.88%	$297,319	10.50%	$ N/A	N/A
Equity Bank	338,180	11.96%	279,244	9.88%	296,918	10.50%	282,779	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,195	11.52%	222,989	7.88%	240,687	8.50%	N/A	N/A
Equity Bank	326,726	11.55%	222,688	7.88%	240,362	8.50%	226,223	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	311,935	11.02%	180,515	6.38%	198,213	7.00%	N/A	N/A
Equity Bank	326,726	11.55%	180,271	6.38%	197,945	7.00%	183,806	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	326,195	8.60%	151,731	4.00%	151,731	4.00%	N/A	N/A
Equity Bank	326,726	8.62%	151,590	4.00%	151,590	4.00%	189,488	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS (LOSS) PER SHARE

The following table presents earnings (loss) per share for the three months ended March 31, 2019 and 2018.

	Three months ended
	March 31, 2019	March 31, 2018
Basic:
Net income (loss) allocable to common stockholders	$(4,073)	$8,711
Weighted average common shares outstanding	15,799,974	14,606,607
Weighted average vested restricted stock units	4,534	4,772
Weighted average shares	15,804,508	14,611,379
Basic earnings (loss) per common share	$(0.26)	$0.60
Diluted:
Net income (loss) allocable to common stockholders	$(4,073)	$8,711
Weighted average common shares outstanding for:
Basic earnings (loss) per common share	15,804,508	14,611,379
Dilutive effects of the assumed exercise of stock options	—	279,539
Dilutive effects of the assumed vesting of restricted stock units	—	3,262
Average shares and dilutive potential common shares	15,804,508	14,894,180
Diluted earnings (loss) per common share	$(0.26)	$0.58

Average shares not included in the computation of diluted earnings (loss) per share because they were antidilutive are shown in the following table.

	Three months ended
	March 31, 2019	March 31, 2018
Stock options	560,890	287,713
Restricted stock units	24,209	—
Total antidilutive shares	585,099	287,713

NOTE 10 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	March 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$166,355	$—
Derivative assets:
Derivative assets (included in other assets)	—	1,296	—
Total derivative assets	—	1,296	—
Other assets:
Equity securities with readily determinable fair value	481	—	—
Total other assets	481	—	—
Total assets	$481	$167,651	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$1,503	$—
Cash collateral held by counterparty and netting adjustments	(1,412)	—	—
Total derivative liabilities	(1,412)	1,503	—
Total liabilities	$(1,412)	$1,503	$—

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$168,875	$—
Derivative assets:
Derivative assets (included in other assets)	—	933	—
Cash collateral held by counterparty and netting adjustments	(242)	—	—
Total derivative assets	(242)	933	—
Other assets:
Equity securities with readily determinable fair value	475	—	—
Total other assets	475	—	—
Total assets	$233	$169,808	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$777	$—
Cash collateral held by counterparty	(252)	—	—
Total derivative liabilities	(252)	777	—
Total liabilities	$(252)	$777	$—

There were no material transfers between levels during the three months ended March 31, 2019 or the year ended December 31, 2018.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Real estate appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available.  We routinely value loans other than real estate as multiples of earnings or with the discounted cash flow approach and adjustments are made to observable market data to make the valuation consistent with the underlying credit.  Such adjustments made to real estate appraisals and other loan valuations are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets measured at fair value on a non-recurring basis are summarized below.

	March 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$6,966
Commercial and industrial	—	—	16,408
Residential real estate	—	—	8,657
Agricultural real estate	—	—	666
Other	—	—	922
Other real estate owned:
Commercial real estate	—	—	1,373
Residential real estate	—	—	46

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$6,212
Commercial and industrial	—	—	1,697
Residential real estate	—	—	4,123
Agricultural real estate	—	—	218
Other	—	—	809
Other real estate owned:
Commercial real estate	—	—	1,391
Residential real estate	—	—	97

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2019 or at December 31, 2018.

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

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
March 31, 2019
Impaired real estate loans	$18,858	Sales Comparison Approach	Adjustments for differences between comparable sales	0% - 20% (10%)
Impaired other loans	$14,761	Multiple of Earnings	Multiples of earnings for comparable entities	5.3X
December 31, 2018
Impaired loans	$13,059	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 22% (13%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	March 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$167,453	$167,453	$167,453	$—	$—
Interest bearing deposits	4,742	4,742	—	4,742	—
Available-for-sale securities	166,355	166,355	—	166,355	—
Held-to-maturity securities	749,493	752,207	—	752,207	—
Loans held for sale	2,140	2,140	—	2,140	—
Loans, net of allowance for loan losses	2,592,646	2,571,049	—	—	2,571,049
Federal Reserve Bank and Federal Home Loan Bank stock	22,569	N/A	N/A	N/A	N/A
Interest receivable	16,423	16,423	—	16,423	—
Derivative assets	1,296	1,296	—	1,296	—
Cash collateral held by derivative counterparty and netting adjustments	—	—	—	—	—
Total derivative assets	1,296	1,296	—	1,296	—
Total assets	$3,723,117	$3,681,665	$167,453	$943,163	$2,571,049
Financial liabilities:
Deposits	$3,260,870	$3,265,367	$—	$3,265,367	$—
Federal funds purchased and retail repurchase agreements	43,433	43,433	—	43,433	—
Federal Home Loan Bank advances	264,954	264,954	—	264,954	—
Bank stock loan	8,500	8,500	—	8,500	—
Subordinated debentures	14,334	14,334	—	14,334	—
Contractual obligations	3,964	3,964	—	3,964	—
Interest payable	4,174	4,174	—	4,174	—
Derivative liabilities	1,503	1,503	—	1,503	—
Cash collateral held by derivative counterparty and netting adjustments	(1,412)	(1,412)	(1,412)	—	—
Total derivative liabilities	91	91	(1,412)	1,503	—
Total liabilities	$3,600,320	$3,604,817	$(1,412)	$3,606,229	$—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$192,818	$192,818	$192,818	$—	$—
Interest bearing deposits	4,991	4,991	—	4,991	—
Available-for-sale securities	168,875	168,875	—	168,875	—
Held-to-maturity securities	748,356	739,989	—	739,989	—
Loans held for sale	2,972	2,972	—	2,972	—
Loans, net of allowance for loan losses	2,563,954	2,565,526	—	—	2,565,526
Federal Reserve Bank and Federal Home Loan Bank stock	29,214	N/A	N/A	N/A	N/A
Interest receivable	17,372	17,372	—	17,372	—
Derivative assets	933	933	—	933	—
Cash collateral held by derivative counterparty and netting adjustments	(242)	(242)	(242)	—	—
Total derivative assets	691	691	(242)	933	—
Total assets	$3,729,243	$3,693,234	$192,576	$935,132	$2,565,526
Financial liabilities:
Deposits	$3,123,447	$3,124,654	$—	$3,124,654	$—
Federal funds purchased and retail repurchase agreements	50,068	50,068	—	50,068	—
Federal Home Loan Bank advances	384,898	384,898	—	384,898	—
Bank stock loan	15,450	15,450	—	15,450	—
Subordinated debentures	14,260	14,260	—	14,260	—
Contractual obligations	3,965	3,965	—	3,965	—
Interest payable	3,648	3,648	—	3,648	—
Derivative liabilities	777	777	—	777	—
Cash collateral held by derivative counterparty and netting adjustments	(252)	(252)	(252)	—	—
Total derivative liabilities	525	525	(252)	777	—
Total liabilities	$3,596,261	$3,597,468	$(252)	$3,597,720	$—

The fair value of off-balance-sheet items is not considered material.

NOTE 11 – COMMITMENTS AND CREDIT RISK

The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and loans to businesses and consumers.

Commitments to Originate Loans and Available Lines of Credit

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2019 and December 31, 2018 were as follows.

	March 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$27,306	$182,679	$29,543	$171,857
Mortgage loans in the process of origination	13,536	1,755	6,785	2,860
Unused lines of credit	90,882	169,761	92,225	167,218

The fixed rate loan commitments have interest rates ranging from 3.75% to 8.00% and maturities ranging from 1 month to 79 months.

Standby Letters of Credit

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

The contractual amounts of standby letters of credit as of March 31, 2019 and December 31, 2018 were as follows.

	March 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$3,695	$3,112	$4,474	$2,716

NOTE 12 – LEGAL MATTERS

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

NOTE 13 – REVENUE RECOGNITION

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

Except for gains or losses from the sale of OREO, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2019, and 2018.

	Three Months Ended March 31,
	2019	2018
Non-interest income
Service charges and fees	$1,923	$1,580
Debit card income	1,738	1,253
Mortgage banking(a)	317	313
Increase in bank-owned life insurance(a)	488	652
Net gain (loss) from securities transactions(a)	6	(8)
Other(b)	852	461
Total	$5,324	$4,251
(a) Not within the scope of ASC 606.

(b) The Other category includes investment referral income, insurance sales commissions and other non-interest income related to loans and deposits totaling $734 and $403 for the three months ended March 31, 2019 and 2018, which is within the scope of ASC 606; the remaining balances of $118 and $58 for the three months ended March 31, 2019 and 2018, represents recovery on zero-basis purchased loans, income from equity method investments and other remaining items considered insignificant, which is outside the scope of ASC 606.

A description of the Company’s revenue streams accounted for under ASC 606 follows.

Service Charges and Fees

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

Debit Card Income

The Company earns debit card income from cardholder transactions conducted through payment processors.  Debit card income from cardholder transactions represent a percentage of the underlying transaction value and are recognized concurrently with the transaction processing services provided to the cardholder.

Investment Referral Income

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

Insurance Sales Commissions

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

Other Non-interest Income

Other non-interest income related to loans and deposits is earned when the specific transaction is processed, similar to service charges and fees.

Gain or Loss on Sale of Other Real Estate

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

NOTE 14 – BUSINESS COMBINATIONS

On February 8, 2019, Equity Bank acquired the assets and assumed the deposits and certain other liabilities of two branch locations in Guymon, Oklahoma and one branch location in Cordell, Oklahoma, from MidFirst Bank based in Oklahoma City, Oklahoma (“MidFirst”).  Results of operations of these new branches were included in the Company’s results of operations beginning February 9, 2019.  Acquisition-related costs associated with this acquisition were $626 ($477 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the three months ended March 31, 2019.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is not complete at March 31, 2019.  The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $4,720.  Goodwill resulted from a combination of expected synergies including expansion into western Oklahoma with an additional three branch locations and growth opportunities.  The following table summarizes the consideration paid for the MidFirst assets acquired and liabilities assumed recognized at the acquisition date.

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$85,360
Available-for-sale securities	—
Held-to-maturity securities	—
Federal Reserve Bank and Federal Home Loan Bank stock	—
Loans	6,507
Premises and equipment	656
Core deposit intangible	1,350
Other assets	13
Total assets acquired	93,886
Deposits	98,543
Interest payable and other liabilities	63
Total liabilities assumed	98,606
Total identifiable net assets	(4,720)
Goodwill	4,720
$—

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

The following table presents information about the loans acquired in the MidFirst acquisition as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$6,770	$—
Non-accretable difference (expected losses)	—	—
Cash flows expected to be collected	6,770	—
Accretable yield	(263)	—
Fair value of acquired loans	$6,507	$—

The following table presents the carrying value of the loans acquired in the MidFirst acquisition by class, as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$668	$—	$668
Commercial and industrial	34	—	34
Residential real estate	3,271	—	3,271
Agricultural real estate	—	—	—
Consumer	2,534	—	2,534
Agricultural	—	—	—
Fair value of acquired loans	$6,507	$—	$6,507

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 20, 2019 and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material.  See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report.  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 52 full service banking sites located in Arkansas, Kansas, Missouri and Oklahoma.  As of March 31, 2019, we had consolidated total assets of $4.07 billion, total loans held for investment of $2.59 billion, net of allowances, total deposits of $3.26 billion and total stockholders’ equity of $453.5 million.  During the three-month period ended March 31, 2019, the Company had a net loss of $4.1 million as compared to net income of $8.7 million for the three-month period ended March 31, 2018.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$43,202	$45,580	$43,022	$38,831	$34,123
Interest expense	12,563	12,244	10,267	7,911	6,336
Net interest income	30,639	33,336	32,755	30,920	27,787
Provision for loan losses	15,646	750	1,291	750	1,170
Net gain (loss) from securities transactions	6	5	(4)	(2)	(8)
Other non-interest income	5,318	5,444	5,437	4,594	4,259
Merger expenses	639	938	757	5,236	531
Other non-interest expense	24,904	24,200	22,890	20,739	19,096
Income (loss) before income taxes	(5,226)	12,897	13,250	8,787	11,241
Provision for income taxes	(1,153)	2,972	2,928	1,920	2,530
Net income (loss)	(4,073)	9,925	10,322	6,867	8,711
Net income (loss) allocable to common stockholders	(4,073)	9,925	10,322	6,867	8,711
Basic earnings (loss) per share	$(0.26)	$0.63	$0.65	$0.45	$0.60
Diluted earnings (loss) per share	$(0.26)	$0.62	$0.64	$0.44	$0.58
Balance Sheet Data (at period end)
Cash and cash equivalents	$167,453	$192,818	$61,379	$47,691	$43,146
Available-for-sale securities	166,355	168,875	172,388	180,238	174,717
Held-to-maturity securities	749,493	748,356	713,899	665,995	522,021
Loans held for sale	2,140	2,972	1,698	3,574	1,840
Gross loans held for investment	2,618,986	2,575,408	2,598,729	2,451,772	2,134,596
Allowance for loan losses	26,340	11,454	11,010	10,083	9,316
Loans held for investment, net of allowance for loan losses	2,592,646	2,563,954	2,587,719	2,441,689	2,125,280
Goodwill and core deposit intangibles, net	158,728	153,437	154,189	145,285	113,767
Other intangible assets	1,216	1,228	1,241	1,253	1,265
Total assets	4,065,354	4,061,716	3,931,036	3,712,185	3,176,062
Total deposits	3,260,870	3,123,447	2,821,246	2,635,048	2,368,297
Borrowings	331,221	464,676	652,755	631,501	414,415
Total liabilities	3,611,891	3,605,775	3,487,799	3,278,903	2,794,575
Total stockholders’ equity	453,463	455,941	443,237	433,282	381,487
Tangible common equity*	293,519	301,276	287,807	286,744	266,455
Performance ratios
Return on average assets (ROAA) annualized	(0.42)%	1.00%	1.08%	0.79%	1.11%
Return on average equity (ROAE) annualized	(3.59)%	8.76%	9.31%	6.66%	9.35%
Return on average tangible common equity (ROATCE) annualized*	(4.62)%	14.17%	14.91%	10.58%	14.01%
Yield on loans annualized	5.79%	5.91%	5.73%	5.73%	5.55%
Cost of interest-bearing deposits annualized	1.61%	1.45%	1.15%	1.00%	0.94%
Net interest margin annualized	3.49%	3.70%	3.76%	3.93%	3.91%
Efficiency ratio*	69.26%	62.40%	59.93%	58.40%	59.59%
Non-interest income / average assets annualized	0.55%	0.55%	0.57%	0.53%	0.54%
Non-interest expense / average assets annualized	2.64%	2.53%	2.47%	3.00%	2.51%
Capital Ratios
Tier 1 Leverage Ratio	8.37%	8.60%	8.60%	9.36%	9.45%
Common Equity Tier 1 Capital Ratio	10.46%	11.02%	10.57%	11.13%	11.80%

Tier 1 Risk Based Capital Ratio	10.96%	11.52%	11.07%	11.65%	12.41%
Total Risk Based Capital Ratio	11.87%	11.92%	11.46%	12.03%	12.81%
Equity / Assets	11.15%	11.23%	11.28%	11.67%	12.01%
Tangible common equity to tangible assets*	7.52%	7.71%	7.62%	8.04%	8.70%
Book value per share	$28.66	$28.87	$28.07	$27.44	$26.09
Tangible common book value per share*	$18.55	$19.08	$18.22	$18.16	$18.22
Tangible common book value per diluted share*	$18.30	$18.73	$17.86	$17.78	$17.85

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2018 audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.  There have been no material changes in our critical accounting policies since that time.  We believe that of our significant accounting policies, the following may involve a higher degree of judgement and complexity.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgements and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgements and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

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

Results of Operations

We generate most of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On May 4, 2018, we completed our mergers with Kansas Bank Corporation (“KBC”) of Liberal, Kansas, and Adams Dairy Bancshares, Inc. (“Adams”) of Blue Springs, Missouri.  The merger with KBC added five bank locations in Liberal and Hugoton, Kansas and the merger with Adams added one bank location in Blue Springs, Missouri.  Results of operations of KBC and Adams were included in our financial results beginning May 5, 2018.  On August 23, 2018, we completed our merger with City Bank and Trust (“City Bank”) of Guymon, Oklahoma.  The merger with City Bank added one bank location in Guymon, Oklahoma.  Results of operations of City Bank were included in our financial results beginning August 24, 2018.  On February 8, 2019, we completed our acquisition of the assets and assumption of the deposits and certain other liabilities for two branches in Guymon, Oklahoma and one branch in Cordell, Oklahoma from MidFirst Bank of Oklahoma City, Oklahoma (“MidFirst acquisition”).  Results of operations of our MidFirst acquisition were included in our financial results beginning February 9, 2019.

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

Net Income (Loss)

Three months ended March 31, 2019 compared with three months ended March 31, 2018:  Net loss and net loss allocable to common stockholders for the three months ended March 31, 2019 was $4.1 million as compared to net income and net income allocable to common stockholders of $8.7 million for the three months ended March 31, 2018, a decrease of $12.8 million.  During the three-month period ended March 31, 2019, increases in net interest income of $2.9 million and non-interest income of $1.1 million were offset by an increase in non-interest expense of $5.9 million and an increase in provision for loan losses of $14.5 million when compared to the three-month period ended March 31, 2018.  The changes in the components of net income (loss) are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended March 31, 2019 compared with three months ended March 31, 2018:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2019 and 2018.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,560,030	$36,533	5.79%	$2,122,973	$29,048	5.55%
Taxable securities	776,636	5,082	2.65%	585,055	3,723	2.58%
Nontaxable securities	142,168	953	2.72%	114,000	879	3.13%
Federal funds sold and other	81,980	634	3.14%	61,932	473	3.10%
Total interest-earning assets	3,560,814	$43,202	4.92%	2,883,960	$34,123	4.80%
Non-interest-earning assets:
Other real estate owned, net	6,380			7,643
Premises and equipment, net	81,111			63,164
Bank-owned life insurance	73,273			68,430
Goodwill, core deposit and other intangibles, net	157,315			116,634
Other non-interest-earning assets	47,465			29,300
Total assets	$3,926,358			$3,169,131
Interest-bearing liabilities:
Interest-bearing demand deposits	$700,690	$2,181	1.26%	$583,495	$1,088	0.76%
Savings and money market	992,538	3,486	1.42%	687,473	1,135	0.67%
Savings, NOW and money market	1,693,228	5,667	1.36%	1,270,968	2,223	0.71%
Certificates of deposit	1,016,369	5,063	2.02%	772,816	2,495	1.31%
Total interest-bearing deposits	2,709,597	10,730	1.61%	2,043,784	4,718	0.94%
FHLB term and line of credit advances	197,610	1,305	2.68%	332,438	1,299	1.59%
Bank stock loan	12,120	162	5.41%	2,439	27	4.56%
Subordinated borrowings	14,287	334	9.47%	13,993	269	7.78%
Other borrowings	45,475	32	0.29%	40,251	23	0.23%
Total interest-bearing liabilities	2,979,089	$12,563	1.71%	2,432,905	$6,336	1.06%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	468,568			346,864
Non-interest-bearing liabilities	18,988			11,467
Stockholders’ equity	459,713			377,895
Total liabilities and stockholders’ equity	$3,926,358			$3,169,131
Net interest income		$30,639			$27,787
Interest rate spread			3.21%			3.74%
Net interest margin(2)			3.49%			3.91%
Total cost of deposits, including non-interest bearing deposits	$3,178,165	$10,730	1.37%	$2,390,648	$4,718	0.80%
Average interest-earning assets to interest-bearing liabilities			119.53%			118.54%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended March 31, 2019 and 2018.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2019 and 2018

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$6,193	$1,292	$7,485
Taxable securities	1,251	108	1,359
Nontaxable securities	198	(124)	74
Federal funds sold and other	155	6	161
Total interest-earning assets	$7,797	$1,282	$9,079
Interest-bearing liabilities:
Savings, NOW and money market	$916	$2,528	$3,444
Certificates of deposit	943	1,625	2,568
Total interest-bearing deposits	1,859	4,153	6,012
FHLB term and line of credit advances	(661)	667	6
Bank stock loan	129	6	135
Subordinated borrowings	6	59	65
Other borrowings	3	6	9
Total interest-bearing liabilities	$1,336	$4,891	$6,227
Net Interest Income	$6,461	$(3,609)	$2,852

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

The increase in net interest income before the provision for loan losses is primarily due to the increase in the volume of average interest-earning assets and to a lesser extent an increase in yields on interest-earning assets.  The increase in average volume of interest-earning assets was primarily due to increases in loans and investment securities.  The increase in interest expense was primarily due to an increase in the average rates and volume of interest-bearing liabilities incurred to fund the increased volume of interest-earning assets.

The increase in loan interest income, including loan fees, which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was driven by the increase in average loan volume and a 24 basis point increase in yield on the loan portfolio from 5.55% for the three months ended March 31, 2018 to 5.79% for the three months ended March 31, 2019.  The impact to net interest income from loan fees for the three months ended March 31, 2019 was $1.0 million compared to $1.6 million for the three months ended March 31, 2018.

Average balances of borrowings from the FHLB decreased by $134.8 million from an average balance of $332.4 million for the three months ended March 31, 2018 to an average balance of $197.6 million for the three months ended March 31, 2019.  The positive effect of this decrease in average FHLB borrowings was offset by an increase in average rate on these borrowings of 109 basis points from 1.59% for the three months ended March 31, 2018 to 2.68% for the three months ended March 31, 2019.  Interest expense on our bank stock loan for the three months ended March 31, 2019 was $162 thousand compared to $27 thousand for the same time period in 2018.  Total cost of interest-bearing liabilities increased 65 basis points to 1.71% for the three months ended March 31, 2019 from 1.06% for the three months ended March 31, 2018.

The decrease in net interest margin is largely due to the cost of interest-bearing liabilities rising at a faster rate than interest-earning assets.  The increase in cost of funds is primarily from the increase in cost of both retail and public fund deposits.  The cost of retail deposits increased as the general level of interest rates rose and due to an increased level of market competition for those deposits, which are more desirable due to lower interest rate sensitivity.  The cost of public fund deposits increased due to the level of competition from other financial institutions and state investment funds and due to the timing of the investment of these funds in an elevated interest rate environment.

Provision for Loan Losses

We maintain an allowance for loan losses for probable incurred credit losses.  The allowance for loan losses is increased by a provision for loan losses, a charge to earnings, and subsequent recoveries of amounts previously charged off, but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, discounted cash flows, economic conditions and other factors including regulatory guidance, as described in “Financial Condition—Allowance for loan losses.”  As these factors change, the amount of the loan loss provision changes.

Three months ended March 31, 2019 compared with three months ended March 31, 2018:  The increased provision of $14.5 million was due to a provision for loss against a credit relationship that we believe to be an isolated incident unique within our portfolio.  Net charge-offs for the three months ended March 31, 2019 were $760 thousand compared to net charge-offs of $352 thousand for the three months ended March 31, 2018.  For the three months ended March 31, 2019, gross charge-offs were $938 thousand offset by gross recoveries of $178 thousand.  In comparison, gross charge-offs were $506 thousand for the three months ended March 31, 2018 offset by gross recoveries of $154 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, increases in the value of bank-owned life insurance, investment referral income, the recovery of zero-basis purchased loans and net gain from securities transactions.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended March 31, 2019 compared with three months ended March 31, 2018:  The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2019 and 2018.

Non-Interest Income

For the Three Months Ended March 31,

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Service charges and fees	$1,923	$1,580	$343	21.7%
Debit card income	1,738	1,253	485	38.7%
Mortgage banking	317	313	4	1.3%
Increase in value of bank-owned life insurance	488	652	(164)	-25.2%
Investment referral income	175	93	82	88.2%
Recovery on zero-basis purchased loans	46	58	(12)	-20.7%
Other	631	310	321	103.5%
Sub-Total	5,318	4,259	1,059	24.9%
Net gain (loss) from securities transactions	6	(8)	14	-175.0%
Total non-interest income	$5,324	$4,251	$1,073	25.2%

The increase in non-interest income was due to increases in debit card income, service charges and fees, investment referral income, mortgage banking, net gains from securities transactions and other partially offset by decreases in increase in value of bank-owned life insurance and recovery on zero-basis purchased loans.  Debit card income was $1.7 million for the three months ended March 31, 2019, an increase of $485 thousand, or 38.7%, from $1.3 million for the three months ended March 31, 2018, largely due to increased volume related to mergers and acquisitions.  Service charges and fees increased $343 thousand during the three months ended March 31, 2019, as compared to the same time period during 2018, mainly due to an increase in non-sufficient fund charges, principally due to increased volumes related to mergers and acquisitions.  In connection with acquisitions, we received the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to the acquisitions, we have received cash payments on several of these loans.  No interest has been accrued as cash flow payments have not been expected prior to receipt.  Cash receipts on these zero-basis loans totaled $46 thousand and $58 thousand for the three months ended March 31, 2019 and 2018.

Non-Interest Expense

Three months ended March 31, 2019 compared with three months ended March 31, 2018:  For the three months ended March 31, 2019, non-interest expense totaled $25.5 million, an increase of $5.9 million, or 30.1%, compared with the three months ended March 31, 2018.  This increase in non-interest expense was primarily due to an increase in salaries and employee benefits of $3.2 million, an increase in data processing expense of $731 thousand, an increase in professional fees of $441 thousand, an increase in amortization of core deposit intangible of $395 thousand, an increase in telecommunications expense of $216 thousand and an increase in net occupancy and equipment expense of $165 thousand.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

The following table provides a comparison of the major components of non-interest expense for the three months ended March 31, 2019 and 2018.

Non-Interest Expense

For the Three Months Ended March 31,

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Salaries and employee benefits	$14,098	$10,891	$3,207	29.4%
Net occupancy and equipment	1,967	1,802	165	9.2%
Data processing	2,405	1,674	731	43.7%
Professional fees	1,156	715	441	61.7%
Advertising and business development	646	619	27	4.4%
Telecommunications	585	369	216	58.5%
FDIC insurance	278	244	34	13.9%
Courier and postage	327	255	72	28.2%
Free nationwide ATM cost	361	292	69	23.6%
Loan expense	268	346	(78)	-22.5%
Amortization of core deposit intangible	779	384	395	102.9%
Other real estate owned	112	268	(156)	-58.2%
Other	1,922	1,237	685	55.4%
Sub-Total	24,904	19,096	5,808	30.4%
Merger expenses	639	531	108	20.3%
Total non-interest expense	$25,543	$19,627	$5,916	30.1%

Salaries and employee benefits:  There was a $3.2 million increase in salaries and employee benefits for the three months ended March 31, 2019, as compared  to the three months ended March 31, 2018.  This increase reflects the addition of staff related to the May 2018 Kansas Bank Corporation (“KBC”) merger; the addition of staff related to the May 2018 Adams Dairy Bancshares, Inc. (“Adams”) merger; the addition of staff related to the August 2018 City Bank and Trust (“City Bank”) acquisition and to a lesser extent the addition of staff related to the February 2019 MidFirst acquisition, as well as additions to corporate and operations staff indirectly attributable to acquisitions and our growth.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating leases, repairs and maintenance, insurance, property taxes and utilities and is net of incidental rental income of excess facilities.  The majority of the increase is due to the addition of five banking locations associated with the KBC merger, the addition of one banking location associated with the Adams merger, addition of one banking location associated with the City Bank acquisition and the addition of three banking locations associated with the MidFirst acquisition.

Data processing:  The increase was principally due to increased debit card processing costs as usage increased mainly related to mergers and acquisitions and software license expense.

Professional fees:  The increase of $441 thousand, or 61.7%, is principally due to an increase in consulting fees of $280 thousand, various advisor fees of $78 thousand and accounting fees of $61 thousand.

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously mentioned mergers.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses, gain or loss on other real estate owned and gain or loss on the sale of other repossessed property.  For the three months ended March 31, 2019, there was $137 thousand in other real estate owned expense, including provision for unrealized losses, partially offset by $25 thousand gain on the sale of other real estate owned.  For the three months ended March 31, 2018, other real estate owned expense, including provision for unrealized losses, was $292 thousand, partially offset by gains on the sale of other real estate owned and gain on sale of other assets of $24 thousand.

Other:  Other non-interest expenses consist of subscriptions; memberships and dues; employee expenses including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses.  For the three months ended March 31, 2019, employee expenses including travel, meals, entertainment and education were $402 thousand, insurance expense was $203 thousand and bank service charges were $188 thousand.  For the three months ended March 31, 2018, employee expenses including travel, meals, entertainment and education were $253 thousand, insurance expense was $146 thousand and bank service charges were $104 thousand.

Merger expenses:  Merger expenses were $639 thousand for the three months ended March 31, 2019 and $531 thousand for the three months ended March 31, 2018.  The merger expenses for the three-month period ended March 31, 2019 consisted of $13 thousand associated with the City Bank acquisition and $626 thousand associated with the MidFirst acquisition.

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

Our efficiency ratio was 69.3% for the three months ended March 31, 2019, compared with 59.6% for the three months ended March 31, 2018.  The increase was primarily due to the effect on net interest income of the cost of interest-bearing liabilities rising at a faster rate than the yield on interest-earning assets, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and  increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Income Taxes

The provision for income taxes is influenced by the amount of pre-tax income (loss), the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Three months ended March 31, 2019 compared with three months ended March 31, 2018:  The effective income tax rate for the three months ended March 31, 2019 was 22.1% as compared to 22.5% for the three months ended March 31, 2018.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this Quarterly Report have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation.  Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  However, other operating expenses reflect general levels of inflation.

Financial Condition

Our total assets increased $3.6 million to $4.07 billion at March 31, 2019.  The increase in total assets was primarily from an increase of $28.7 million in net loans held for investment, partially offset by a reduction of $25.4 million in cash and cash equivalents.  Our total liabilities increased $6.1 million to $3.61 billion at March 31, 2019.  The increase in total liabilities was primarily from increases in total deposits of $137.4 million, largely due to the MidFirst acquisition, partially offset by a reduction of $119.9 million in

FHLB borrowings.  Our total stockholders’ equity decreased $2.5 million from $455.9 million at December 31, 2018 to $453.5 million at March 31, 2019.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At March 31, 2019, our gross loans held for investment totaled $2.62 billion, an increase of $43.6 million, or 1.7%, compared with December 31, 2018.  The overall increase in loan volume consisted of $68.5 million from real estate construction, $64.0 million from residential real estate, $8.9 million from consumer, partially offset by reductions of $65.5 million in commercial real estate, $14.5 million from agricultural, $13.9 million from commercial and industrial and $3.8 million from agricultural real estate.  We also had loans classified as held-for-sale totaling $2.1 million at March 31, 2019.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of March 31, 2019, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At March 31, 2019, gross total loans were 80.4% of deposits and 64.5% of total assets.  At December 31, 2018, gross total loans were 82.5% of deposits and 63.5% of total assets.

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

We provide commercial lines of credit, working capital loans, commercial real estate-backed loans (including loans secured by owner-occupied commercial properties), term loans, equipment financing, aircraft financing, real property acquisition and development loans, borrowing base loans, real estate construction loans, homebuilder loans, SBA loans, agricultural and agricultural real estate loans, letters of credit and other loan products to national and regional companies, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses.  The types of loans we make to consumers include residential real estate loans, home equity loans, home equity lines of credit, installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit.

The following table summarizes our loan portfolio by type of loan as of the dates indicated:

Composition of Loan Portfolio

	March 31, 2019		December 31, 2018
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$587,884	22.4%	$601,782	23.4%	$(13,898)	-2.3%
Real estate loans:
Commercial real estate	1,041,358	39.8%	1,106,871	43.0%	(65,513)	-5.9%
Real estate construction	192,828	7.4%	124,346	4.8%	68,482	55.1%
Residential real estate	510,092	19.5%	446,060	17.3%	64,032	14.4%
Agricultural real estate	135,489	5.2%	139,332	5.4%	(3,843)	-2.8%
Total real estate loans	1,879,767	71.9%	1,816,609	70.5%	63,158	3.5%
Consumer	71,753	2.7%	62,894	2.4%	8,859	14.1%
Agricultural	79,582	3.0%	94,123	3.7%	(14,541)	-15.4%
Total loans held for investment	$2,618,986	100.0%	$2,575,408	100.0%	$43,578	1.7%
Total loans held for sale	$2,140	100.0%	$2,972	100.0%	$(832)	-28.0%
Total loans held for investment (net of allowances)	$2,592,646	100.0%	$2,563,954	100.0%	$28,692	1.1%

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2019 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2019
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$220,278	$222,408	$145,198	$587,884
Real Estate:
Commercial real estate	172,875	531,194	337,289	1,041,358
Real estate construction	62,188	99,887	30,753	192,828
Residential real estate	14,141	15,441	480,510	510,092
Agricultural real estate	49,134	47,486	38,869	135,489
Total real estate	298,338	694,008	887,421	1,879,767
Consumer	18,023	44,567	9,163	71,753
Agricultural	57,953	18,420	3,209	79,582
Total	$594,592	$979,403	$1,044,991	$2,618,986
Loans with a predetermined fixed interest rate	286,765	602,062	350,323	1,239,150
Loans with an adjustable/floating interest rate	307,827	377,341	694,668	1,379,836
Total	$594,592	$979,403	$1,044,991	$2,618,986

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2018 are summarized in the following table:

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2018
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$246,601	$222,960	$132,221	$601,782
Real Estate:
Commercial real estate	171,544	590,101	345,226	1,106,871
Real estate construction	59,816	42,144	22,386	124,346
Residential real estate	13,232	14,888	417,940	446,060
Agricultural real estate	50,635	46,759	41,938	139,332
Total real estate	295,227	693,892	827,490	1,816,609
Consumer	10,879	42,570	9,445	62,894
Agricultural	71,003	19,583	3,537	94,123
Total	$623,710	$979,005	$972,693	$2,575,408
Loans with a predetermined fixed interest rate	327,086	629,327	340,452	1,296,865
Loans with an adjustable/floating interest rate	296,624	349,678	632,241	1,278,543
Total	$623,710	$979,005	$972,693	$2,575,408

Credit Quality Indicators

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Loans are analyzed individually and classified based on credit risk.  Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship.  We use the following definitions for risk ratings:

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

Substandard:  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  These loans are considered classified.

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.  These loans are considered classified.

The risk category of loans by class of loans is as follows as of March 31, 2019.

Risk Category of Loans by Class

	As of March 31, 2019
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$539,817	$48,067	$587,884
Real estate:
Commercial real estate	1,026,434	14,924	1,041,358
Real estate construction	191,725	1,103	192,828
Residential real estate	493,900	16,192	510,092
Agricultural real estate	125,907	9,582	135,489
Total real estate	1,837,966	41,801	1,879,767
Consumer	70,941	812	71,753
Agricultural	75,168	4,414	79,582
Total	$2,523,892	$95,094	$2,618,986

The risk category of loans by class of loans is as follows as of December 31, 2018.

Risk Category of Loans by Class

	As of December 31, 2018
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$572,300	$29,482	$601,782
Real estate:
Commercial real estate	1,070,802	36,069	1,106,871
Real estate construction	123,438	908	124,346
Residential real estate	440,704	5,356	446,060
Agricultural real estate	129,285	10,047	139,332
Total real estate	1,764,229	52,380	1,816,609
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	$2,575,408

At March 31, 2019, loans considered unclassified decreased to 96.4% of total loans, down from 96.7% of total loans at December 31, 2018.  Classified loans were $95.1 million at March 31, 2019, an increase of $9.0 million, or 10.5%, from $86.1 million at December 31, 2018.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$71,047	$33,203
Accruing loans 90 or more days past due	—	18
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	6,382	6,372
Total nonperforming assets	$77,429	$39,593
Ratios:
Nonperforming assets to total assets	1.90%	0.97%
Nonperforming assets to total loans plus OREO	2.95%	1.53%

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

The nonperforming loans at March 31, 2019 consisted of 336 separate credits and 239 separate borrowers.  We had eleven non-performing loan relationships, totaling $52.1 million, with an outstanding balance in excess of $1.0 million as of March 31, 2019.  There was $507 thousand directly related to the KBC merger, $1.1 million directly related to the Adams merger and $4.2 million directly related to the City Bank acquisition.

There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio.  We have established underwriting guidelines to be followed by lenders and also monitor delinquency levels for any negative or adverse trends.  In accordance with applicable regulation, appraisals or evaluations are required to independently value real estate and, as an important element, to consider when underwriting loans secured in part or in whole by real estate.  The value of real estate collateral provides additional support to the borrower’s credit capacity.  There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At March 31, 2019, the Company had $24.0 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $52.9 million at December 31, 2018.

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

The Company also monitors the aging of loans less than 90 days past due as reported in “NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.  There were $5.3 million loans 30-59 days past due and $2.0 million loans 60-89 days past due at March 31, 2019, compared to $3.3 million loans 30-59 days past due and $5.1 million loans 60-89 days past due at December 31, 2018.

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

Purchased credit impaired loans: Please see “Critical Accounting Policies – Allowance for Loan Losses” for additional discussion of our purchased credit impaired loans policy.  For additional information about our purchased credit impaired loans see “NOTE E – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Notes to Consolidated Financial Statements.

Analysis of allowance for loan losses:  At March 31, 2019, the allowance for loan losses totaled $26.3 million, or 1.01% of total loans.  At December 31, 2018, the allowance for loan losses aggregated $11.5 million, or 0.44% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $9.6 million, or 0.38%, of the $2.53 billion in loans collectively evaluated for impairment at March 31, 2019, compared to an allowance for loan losses of $9.6 million, or 0.38% of the $2.51 billion in loans collectively evaluated for impairment at December 31, 2018.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans increased to 0.12% for the three months ended March 31, 2019, as compared to 0.07% for the three months ended March 31, 2018.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	As of and for the Three Months Ended March 31,
	2019	2018
	(Dollars in thousands)
Average loans outstanding	$2,560,030	$2,122,973
Gross loans outstanding at end of period(1)	$2,618,986	$2,134,596
Allowance for loan losses at beginning of the period	$11,454	$8,498
Provision for loan losses	15,646	1,170
Charge-offs:
Commercial and industrial	(494)	(9)
Real estate:
Commercial real estate	(26)	(29)
Real estate construction	—	—
Residential real estate	(114)	(123)
Agricultural real estate	(6)	—
Consumer	(292)	(306)
Agricultural	(6)	(39)
Total charge-offs	(938)	(506)
Recoveries:
Commercial and industrial	48	1
Real estate:
Commercial real estate	2	8
Real estate construction	24	—
Residential real estate	10	13
Agricultural real estate	—	3
Consumer	94	128
Agricultural	—	1
Total recoveries	178	154
Net recoveries (charge-offs)	(760)	(352)
Allowance for loan losses at end of the period	$26,340	$9,316
Ratio of allowance to period-end loans	1.01%	0.44%
Annualized ratio of net charge-offs (recoveries) to average loans	0.12%	0.07%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	March 31, 2019		December 31, 2018
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$16,056	61.0%	$2,707	23.6%
Real estate:
Commercial real estate	3,742	14.2%	3,108	27.1%
Real estate construction	786	3.0%	1,554	13.6%
Residential real estate	3,617	13.7%	2,320	20.3%
Agricultural real estate	494	1.9%	391	3.4%
Consumer	1,347	5.1%	1,070	9.3%
Agricultural	298	1.1%	304	2.7%
Total allowance for loan losses	$26,340	100.0%	$11,454	100.0%

We disclosed in our 10-K filed March 20, 2019, that the Company has a credit relationship with two related borrowers totaling $28.3 million at December 31, 2018, with potential problems, which consists of several loans to two related borrowers, whose principal businesses operate as franchisors.  In the first quarter of 2019, the borrowing entities filed for Chapter 11 bankruptcy protection based on their overall obligations in excess of their willingness to invest more capital.  The loans were current at December 31, 2018.  The Company believed that all principal and interest due as of December 31, 2018, would ultimately be repaid, primarily based on the value of the entities at sale.  One borrowing entity showed negative cash flow and the Company believed the other entity generated enough adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to support the obligations of the overall relationship.  As such, the Company did not record any specific impairment on the credit relationship and believed that all principal and accrued interest at December 31, 2018, would be repaid.  The relationship was placed on nonaccrual status in the first quarter of 2019.

In April 2019, the Company received new information on the relationship which we believe necessitated an allowance for loan loss against the relationship of $14.5 million.  This new information included data that the expected sale proceeds of one of the entities was significantly less than previously anticipated.  The Company also received new and current financial information on the other entity which, included but was not limited to potential sales values, indicated that the potential sale value from such borrowing entity was less than expected as of December 31, 2018.

In addition, the Company has loans totaling $10.1 million, at March 31, 2019, against personal assets of the two principals of the companies noted above.  These loans are secured by residential real estate.

The Chapter 11 bankruptcy is ongoing and the focus has turned to the larger of the two franchisors and its related credit.  The Company has estimated the allowance for loan loss based on information available to us at the date of filing.  Actual values realized in a future disposition may be different than the value estimated by the Company at the date of filing, for example, the length of time the company is in operations while in bankruptcy.

Management believes that the allowance for loan losses at March 31, 2019 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2019.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At March 31, 2019, the carrying amount of investment securities totaled $915.8 million, a decrease of $1.4 million compared with December 31, 2018.  At March 31, 2019, securities represented 22.5% of total assets compared with 22.6% at December 31, 2018.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities (issued by government-sponsored entities)	$168,463	$166,355	$173,503	$168,875
Total available-for-sale securities	$168,463	$166,355	$173,503	$168,875

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	March 31, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$3,879	$3,880	$3,873	$3,860
Residential mortgage-backed securities (issued by government-sponsored entities)	569,683	570,339	567,766	560,467
Corporate	22,993	23,176	22,993	22,901
Small Business Administration loan pools	1,584	1,577	1,746	1,728
State and political subdivisions	151,354	153,235	151,978	151,033
Total held-to-maturity securities	$749,493	$752,207	$748,356	$739,989

At March 31, 2019 and December 31, 2018, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2019 and December 31, 2018.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	March 31, 2019
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	—%	$8	3.50%	$85	2.50%	$166,262	2.65%	$166,355	2.65%
Total available-for-sale securities	$—	—%	$8	3.50%	$85	2.50%	$166,262	2.65%	$166,355	2.65%
Held-to-maturity securities:
U.S. government-sponsored entities	$1,890	2.43%	$1,989	2.21%	$—	—%	$—	—%	$3,879	2.32%
Residential mortgage-backed securities (issued by government-sponsored entities)	1,383	2.24%	3,201	2.57%	75,038	2.94%	490,061	2.90%	569,683	2.90%
Corporate	—	—%	5,149	2.74%	17,844	5.30%	—	—%	22,993	4.73%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,584	2.73%	1,584	2.73%
State and political subdivisions(1)	6,545	5.85%	30,651	2.69%	35,308	2.90%	78,850	3.13%	151,354	3.10%
Total held-to-maturity securities	$9,818	4.69%	$40,990	2.66%	$128,190	3.26%	$570,495	2.93%	$749,493	3.00%
Total debt securities	$9,818	4.69%	$40,998	2.66%	$128,275	3.26%	$736,757	2.87%	$915,848	2.93%

(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2018
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage- backed securities (issued by government- sponsored entities)	$—	—%	$10	3.14%	$98	2.38%	$168,767	3.04%	$168,875	3.04%
Total available-for-sale securities	$—	—%	$10	3.14%	$98	2.38%	$168,767	3.04%	$168,875	3.04%
Held-to-maturity securities:
U.S. government- sponsored entities	$1,886	2.43%	$1,987	2.21%	$—	—%	$—	—%	$3,873	2.32%
Residential mortgage- backed securities (issued by government- sponsored entities)	1,373	2.23%	8,280	2.76%	72,060	2.83%	486,053	3.10%	567,766	3.05%
Corporate	—	—%	5,166	2.74%	17,827	5.21%	—	—%	22,993	4.66%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,746	2.61%	1,746	2.61%
State and political subdivisions(1)	4,540	4.06%	29,259	2.72%	36,378	3.04%	81,801	3.31%	151,978	3.15%
Total held-to-maturity securities	$7,799	3.34%	$44,692	2.71%	$126,265	3.23%	$569,600	3.12%	$748,356	3.12%
Total debt securities	$7,799	3.34%	$44,702	2.71%	$126,363	3.23%	$738,367	3.10%	$917,231	3.10%
(2)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At March 31, 2019 and December 31, 2018, 89.2% and 88.9% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.8 years and 5.0 years and a modified duration of 4.2 years and 4.4 years.

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

The following table shows our composition of deposits at March 31, 2019 and December 31, 2018.

Composition of Deposits

	March 31, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$483,107	14.8%	$503,831	16.1%
Interest-bearing demand	702,522	21.6%	671,320	21.5%
Savings and money market	1,034,481	31.7%	940,390	30.1%
Time	1,040,760	31.9%	1,007,906	32.3%
Total deposits	$3,260,870	100.0%	$3,123,447	100.0%

The following table shows deposits assumed in our 2019 acquisition, as of the time of such acquisition.

	MidFirst Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$12,662	12.9%
Interest-bearing demand	11,538	11.7%
Savings and money market	24,269	24.6%
Time	50,074	50.8%
Total deposits	$98,543	100.0%

Total deposits at March 31, 2019 were $3.26 billion, an increase of $137.4 million, or 4.4%, compared to total deposits of $3.12 billion at December 31, 2018.

Included in the savings and money market deposits are brokered deposit balances of $20.2 million as of March 31, 2019 and $21.0 million as of December 31, 2018.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of March 31, 2019 were $74.3 million and $131.1 million at December 31, 2018.  Of these balances, $19.4 million at March 31, 2019 and $20.9 million at December 31, 2018 were reciprocal customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018	Change	%
	(Dollars in thousands)
3 months or less	$178,238	$157,033	$21,205	13.5%
Over 3 through 6 months	108,612	160,259	(51,647)	-32.2%
Over 6 through 12 months	196,231	183,862	12,369	6.7%
Over 12 months	238,252	204,991	33,261	16.2%
Total Time Deposits	$721,333	$706,145	$15,188	2.2%

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements:  We have available federal funds lines of credit with our correspondent banks.  As of March 31, 2019 and December 31, 2018, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  For additional information see “NOTE 6 – BORROWINGS” in the Condensed Notes to Consolidated Financial Statements for additional information.

FHLB advances:  FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  For additional information see “NOTE 6 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statements.

Bank stock loan:  The Company maintains a borrowing facility through an unaffiliated financial institution.  The terms of the loan require us and Equity Bank to maintain minimum capital ratios and other covenants.  The loan and accrued interest may be prepaid at any time without penalty.  In the event of a default, the lender has the option to declare all outstanding balances as immediately due.  For additional information see “Note 6 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statements.  We are in compliance with the terms of the borrowing facility.

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

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $14.3 million at March 31, 2019 and $14.3 million at December 31, 2018.

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

During the three-month periods ended March 31, 2019 and 2018 our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.56 billion for the three months ended March 31, 2019, an increase of 7.2% over December 31, 2018 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 4.9 years and a modified duration of 4.3 years at March 31, 2019.

Cash and cash equivalents were $167.5 million at March 31, 2019, a decrease of $25.4 million from the $192.8 million cash and cash equivalents at December 31, 2018.  The decrease in cash and cash equivalents is driven primarily by $94.6 million in net cash used in financing activities somewhat offset by $56.4 million of net cash provided by investing activities combined with $12.8 million net cash from operating activities.  Cash and cash equivalents at January 1, 2019 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first three months of 2019 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of March 31, 2019 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of March 31, 2019

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$5,494	$1,087	$226	$—	$6,807
Commitments to extend credit	250,568	77,341	38,675	119,335	485,919
Total	$256,062	$78,428	$38,901	$119,335	$492,726

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2019 and December 31, 2018, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of March 31, 2019, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios.  For additional information see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

Tangible Book Value Per Common Share and Tangible Book Value Per Diluted Common Share:  Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles (net of accumulated amortization) and other intangible assets (net of amortization); (b) tangible book value per common share as tangible common equity

(as described in clause (a)) divided by shares of common stock outstanding; and tangible book value per diluted common share as tangible common equity (as described in clause (a)) divided by diluted shares of common stock outstanding.  For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value.

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

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$453,463	$455,941	$443,237	$433,282	$381,487
Less: goodwill	136,432	131,712	131,723	125,485	103,412
Less: core deposit intangibles, net	22,296	21,725	22,466	19,800	10,355
Less: mortgage servicing asset, net	10	11	13	14	16
Less: naming rights, net	1,206	1,217	1,228	1,239	1,249
Tangible common equity	$293,519	$301,276	$287,807	$286,744	$266,455
Common shares issued at period end	15,820,303	15,793,095	15,792,695	15,780,777	14,609,414
RSU shares vested	108	—	—	6,768	11,844
Common shares outstanding at period end	15,820,411	15,793,095	15,792,695	15,787,545	14,621,258
Diluted common shares outstanding at period end	16,036,700	16,085,729	16,118,067	16,131,096	14,923,798
Book value per common share	$28.66	$28.87	$28.07	$27.44	$26.09
Tangible book value per common share	$18.55	$19.08	$18.22	$18.16	$18.22
Tangible book value per diluted common share	$18.30	$18.73	$17.86	$17.78	$17.85

Tangible Common Equity to Tangible Assets:  Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles (net of accumulated amortization) and other intangible assets (net of accumulated amortization); (b) tangible assets as total assets less goodwill, core deposit intangibles (net of accumulated amortization) and other intangible assets (net of accumulated amortization); and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)).  For tangible common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

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

	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands)
Total stockholders’ equity	$453,463	$455,941	$443,237	$433,282	$381,487
Less: goodwill	136,432	131,712	131,723	125,485	103,412
Less: core deposit intangibles, net	22,296	21,725	22,466	19,800	10,355
Less: mortgage servicing asset, net	10	11	13	14	16
Less: naming rights, net	1,206	1,217	1,228	1,239	1,249
Tangible common equity	$293,519	$301,276	$287,807	$286,744	$266,455
Total assets	$4,065,354	$4,061,716	$3,931,036	$3,712,185	$3,176,062
Less: goodwill	136,432	131,712	131,723	125,485	103,412
Less: core deposit intangibles, net	22,296	21,725	22,466	19,800	10,355
Less: mortgage servicing asset, net	10	11	13	14	16
Less: naming rights, net	1,206	1,217	1,228	1,239	1,249
Tangible assets	$3,905,410	$3,907,051	$3,775,606	$3,565,647	$3,061,030
Equity to assets	11.15%	11.23%	11.28%	11.67%	12.01%
Tangible common equity to tangible assets	7.52%	7.71%	7.62%	8.04%	8.70%

Return on Average Tangible Common Equity:  Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) average tangible common equity as total average stockholders’ equity less average goodwill, core deposit intangibles (net of accumulated amortization) and other intangible assets (net of accumulated amortization); (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus intangible asset amortization less tax effect on intangible assets amortization; and (c) return on average tangible common equity as annualized adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Management believes that this measure is important to many investors in the marketplace who are interested in earnings quality on tangible common equity.  Goodwill and other intangible assets have the effect of increasing total stockholders’ equity while not increasing tangible common equity.

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	As of and for the three months ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands)
Total average stockholders’ equity	$459,713	$449,450	$439,771	$413,474	$377,895
Less: average intangible assets	157,315	154,944	150,256	134,146	116,634
Average tangible common equity	$302,398	$294,506	$289,515	$279,328	$261,261
Net income (loss) allocable to common stockholders	$(4,073)	$9,925	$10,322	$6,867	$8,711
Amortization of intangible assets	791	752	707	637	396
Less: tax effect of intangible assets amortization	166	158	148	134	83
Adjusted net income (loss) allocable to common stockholders	$(3,448)	$10,519	$10,881	$7,370	$9,024
Return on total average stockholders’ equity (ROAE) annualized	(3.59)%	8.76%	9.31%	6.66%	9.35%
Return on average tangible common equity (ROATCE) annualized	(4.62)%	14.17%	14.91%	10.58%	14.01%

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

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses and net gain (loss) from securities transactions.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	Three months ended
	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
	(Dollars in thousands)
Non-interest expense	$25,543	$25,138	$23,647	$25,975	$19,627
Less: merger expenses	639	938	757	5,236	531
Non-interest expense, excluding merger expenses	$24,904	$24,200	$22,890	$20,739	$19,096
Net interest income	$30,639	$33,336	$32,755	$30,920	$27,787
Non-interest income	$5,324	$5,449	$5,433	$4,592	$4,251
Less: net gain (loss) from securities transactions	6	5	(4)	(2)	(8)
Non-interest income, excluding net gain (loss) from securities transactions	$5,318	$5,444	$5,437	$4,594	$4,259
Net interest income plus non-interest income, excluding net gain (loss) from securities transactions	$35,957	$38,780	$38,192	$35,514	$32,046
Non-interest expense to net interest income plus non-interest income	71.03%	64.81%	61.92%	73.14%	61.26%
Efficiency Ratio	69.26%	62.40%	59.93%	58.40%	59.59%

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

The change in the impact of net interest income from the base case for March 31, 2019 and December 31, 2018, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease, the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for March 31, 2019 and December 31, 2018 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and as interest rates decrease, the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 50.4% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2019	December 31, 2018
+300 basis points	(12.4)%	(13.0)%
+200 basis points	(7.5)%	(8.0)%
+100 basis points	(3.3)%	(3.8)%
0 basis points	—	—
-100 basis points	1.1%	2.0%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2019	December 31, 2018
+300 basis points	(15.2)%	(16.2)%
+200 basis points	(7.3)%	(8.2)%
+100 basis points	(2.0)%	(2.5)%
0 basis points	—	—
-100 basis points	(2.7)%	0.3%

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms.

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

Item 1A:  Risk Factors

There has been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Equity Securities

None

Use of Proceeds

None

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None

Item 6: Exhibits

Exhibit No.	Description
10.1

Third Amendment to Loan and Security Agreement, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 14, 2019).

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

Equity Bancshares, Inc.

May 15, 2019	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

May 15, 2019	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer