Form 10-Q
period 2019-06-30
EQUITY BANCSHARES INC
filed 2019-08-05
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, the registrant had 15,563,873 shares of common stock, $0.01 par value per share, outstanding.

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

•	the costs of integrating the businesses we acquire, which may be greater than expected;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;
•	restraints on the ability of Equity Bank to pay dividends to us, which could limit our liquidity;
•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;

•	additional regulatory requirements and restrictions on our business, which could impose additional costs on us;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
•	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•	the departure of key members of our management personnel or our inability to hire qualified management personnel;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	required implementation of new accounting standards that significantly change certain of our existing recognition practices;
•	the occurrence of adverse weather or man-made events, which could negatively affect our core markets or disrupt our operations;
•	an increase in FDIC deposit insurance assessments, which could adversely affect our earnings;
•	the impact of the transition from LIBOR and our ability to adequately manage such transition;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies; and
•	other factors that are discussed in “Item 1A - Risk Factors.”

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2019 and December 31, 2018

(Dollar amounts in thousands)

	(Unaudited) June 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$180,827	$192,735
Federal funds sold	591	83
Cash and cash equivalents	181,418	192,818
Interest-bearing time deposits in other banks	4,742	4,991
Available-for-sale securities	161,082	168,875
Held-to-maturity securities, fair value of $778,050 and $739,989	766,950	748,356
Loans held for sale	6,761	2,972
Loans, net of allowance for loan losses of $17,777 and $11,454	2,662,208	2,563,954
Other real estate owned, net	5,764	6,372
Premises and equipment, net	84,942	80,442
Bank-owned life insurance	74,092	73,105
Federal Reserve Bank and Federal Home Loan Bank stock	33,226	29,214
Interest receivable	16,702	17,372
Goodwill	136,432	131,712
Core deposit intangibles, net	21,512	21,725
Other	24,243	19,808
Total assets	$4,180,074	$4,061,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$487,430	$503,831
Total non-interest-bearing deposits	487,430	503,831
Savings, NOW, and money market	1,705,104	1,611,710
Time	993,359	1,007,906
Total interest-bearing deposits	2,698,463	2,619,616
Total deposits	3,185,893	3,123,447
Federal funds purchased and retail repurchase agreements	41,047	50,068
Federal Home Loan Bank advances	444,818	384,898
Bank stock loan	15,308	15,450
Subordinated debentures	14,409	14,260
Contractual obligations	3,744	3,965
Interest payable and other liabilities	16,449	13,687
Total liabilities	3,721,668	3,605,775
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	173	173
Additional paid-in capital	381,133	379,085
Retained earnings	105,337	101,326
Accumulated other comprehensive loss	(1,291)	(4,867)
Employee stock loans	(83)	(121)
Treasury stock	(26,863)	(19,655)
Total stockholders’ equity	458,406	455,941
Total liabilities and stockholders’ equity	$4,180,074	$4,061,716

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$38,027	$33,101	$74,560	$62,149
Securities, taxable	4,969	4,112	10,051	7,835
Securities, nontaxable	1,145	1,025	2,098	1,904
Federal funds sold and other	623	593	1,257	1,066
Total interest and dividend income	44,764	38,831	87,966	72,954
Interest expense
Deposits	11,144	5,338	21,874	10,056
Federal funds purchased and retail repurchase agreements	34	24	66	47
Federal Home Loan Bank advances	1,841	2,094	3,146	3,393
Bank stock loan	147	156	309	183
Subordinated debentures	310	299	644	568
Total interest expense	13,476	7,911	26,039	14,247
Net interest income	31,288	30,920	61,927	58,707
Provision for loan losses	974	750	16,620	1,920
Net interest income after provision for loan losses	30,314	30,170	45,307	56,787
Non-interest income
Service charges and fees	2,240	1,729	4,163	3,309
Debit card income	2,186	1,522	3,924	2,775
Mortgage banking	562	312	879	625
Increase in value of bank-owned life insurance	499	508	987	1,160
Net gain (loss) from securities transactions	7	(2)	13	(10)
Other	957	523	1,809	984
Total non-interest income	6,451	4,592	11,775	8,843
Non-interest expense
Salaries and employee benefits	13,067	11,629	27,165	22,520
Net occupancy and equipment	2,188	2,011	4,155	3,813
Data processing	2,358	1,968	4,763	3,642
Professional fees	1,228	844	2,384	1,559
Advertising and business development	722	665	1,368	1,284
Telecommunications	485	432	1,070	801
FDIC insurance	730	510	1,008	754
Courier and postage	341	303	668	558
Free nationwide ATM cost	420	330	781	622
Amortization of core deposit intangibles	785	625	1,564	1,009
Loan expense	175	145	443	491
Other real estate owned	302	(671)	414	(403)
Merger expenses	276	5,236	915	5,767
Other	1,946	1,948	3,868	3,185
Total non-interest expense	25,023	25,975	50,566	45,602
Income before income taxes	11,742	8,787	6,516	20,028
Provision for income taxes	2,510	1,920	1,357	4,450
Net income and net income allocable to common stockholders	$9,232	$6,867	$5,159	$15,578
Basic earnings per share	$0.59	$0.45	$0.33	$1.04
Diluted earnings per share	$0.58	$0.44	$0.32	$1.02

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months ended June 30, 2019 and 2018

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9,232	$6,867	$5,159	$15,578
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	1,768	(1,199)	4,288	(4,136)
Amortization of unrealized losses on held-to-maturity securities	212	115	505	234
Total other comprehensive income (loss)	1,980	(1,084)	4,793	(3,902)
Tax effect	(504)	275	(1,217)	989
Other comprehensive income (loss), net of tax	1,476	(809)	3,576	(2,913)
Comprehensive income	$10,708	$6,058	$8,735	$12,665

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2019 and 2018

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at April 1, 2018	14,609,414	$161	$332,075	$74,212	$(5,185)	$(121)	$(19,655)	$381,487
Net income	—	—	—	6,867	—	—	—	6,867
Other comprehensive loss, net of tax effects	—	—	—	—	(809)	—	—	(809)
Stock based compensation	1,375	—	621	—	—	—	—	621
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—
Common stock issued under stock-based incentive plan	5,076	—	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Kansas Bank Corporation, net of issuance expenses of $207	820,849	8	31,888	—	—	—	—	31,896
Issuance of common stock in connection with the acquisition of Adams Dairy Bancshares, Inc., net of issuance expenses of $236	344,063	4	13,216	—	—	—	—	13,220
Balance at June 30, 2018	15,780,777	$173	$377,800	$81,079	$(5,994)	$(121)	$(19,655)	$433,282

Balance at April 1, 2019	15,820,303	$173	$379,931	$95,868	$(2,767)	$(87)	$(19,655)	$453,463
Net income	—	—	—	9,232	—	—	—	9,232
Other comprehensive income, net of tax effects	—	—	—	—	1,476	—	—	1,476
Stock based compensation	9,104	—	998	—	—	—	—	998
Common stock issued upon exercise of stock options	11,402	—	204	—	—	—	—	204
Common stock issued under stock-based incentive plan	870	—	—	—	—	—	—	—
Treasury stock purchases	(277,806)	—	—	—	—	—	(7,208)	(7,208)
Repayment on employee stock loans	—	—	—	—	—	4	—	4
Cumulative effect of change in accounting principle from implementation of ASU 2017-08	—	—	—	237	—	—	—	237
Balance at June 30, 2019	15,563,873	$173	$381,133	$105,337	$(1,291)	$(83)	$(26,863)	$458,406

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2019 and 2018

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2018	14,605,607	$161	$331,339	$65,512	$(3,092)	$(121)	$(19,655)	$374,144
Net income	—	—	—	15,578	—	—	—	15,578
Other comprehensive loss, net of tax effects	—	—	—	—	(2,913)	—	—	(2,913)
Stock based compensation	1,375	—	1,339	—	—	—	—	1,339
Common stock issued upon exercise of stock options	1,250	—	18	—	—	—	—	18
Common stock issued under stock-based incentive plan	7,633	—	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Kansas Bank Corporation, net of issuance expenses of $207	820,849	8	31,888	—	—	—	—	31,896
Issuance of common stock in connection with the acquisition of Adams Dairy Bancshares, Inc., net of issuance expenses of $236	344,063	4	13,216	—	—	—	—	13,220
Adoption of ASU 2016-01 reclassifying AFS equity securities with readily determined fair value	—	—	—	(11)	11	—	—	—
Balance at June 30, 2018	15,780,777	$173	$377,800	$81,079	$(5,994)	$(121)	$(19,655)	$433,282

Balance at January 1, 2019	15,793,095	$173	$379,085	$101,326	$(4,867)	$(121)	$(19,655)	$455,941
Net income	—	—	—	5,159	—	—	—	5,159
Other comprehensive income, net of tax effects	—	—	—	—	3,576	—	—	3,576
Stock based compensation	9,104	—	1,732	—	—	—	—	1,732
Common stock issued upon exercise of stock options	17,502	—	316	—	—	—	—	316
Common stock issued under stock-based incentive plan	21,978	—	—	—	—	—	—	—
Treasury stock purchases	(277,806)	—	—	—	—	—	(7,208)	(7,208)
Repayment on employee stock loans	—	—	—	—	—	38	—	38
Cumulative effect of change in accounting principle from implementation of ASU 2017-08	—	—	—	(1,148)	—	—	—	(1,148)
Balance at June 30, 2019	15,563,873	$173	$381,133	$105,337	$(1,291)	$(83)	$(26,863)	$458,406

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	(Unaudited) June 30,
	2019	2018
Cash flows from operating activities
Net income	$5,159	$15,578
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	1,732	1,339
Depreciation	1,743	1,451
Amortization of operating lease right-of-use asset	305	—
Amortization of cloud computing implementation costs	46	—
Provision for loan losses	16,620	1,920
Net (accretion) amortization of purchase accounting adjustments	(2,738)	(2,559)
Amortization of premiums and discounts on securities	2,677	1,551
Amortization of intangibles	1,588	1,033
Deferred income taxes	(15)	(101)
FHLB stock dividends	(421)	(575)
Loss (gain) on sales and valuation adjustments on other real estate owned	49	(725)
Net loss (gain) on securities transactions	—	(2)
Change in unrealized loss (gain) on equity securities	(13)	12
Loss (gain) on disposal of premises and equipment	(10)	(192)
Loss (gain) on sale of foreclosed assets	20	1
Loss (gain) on sales of loans	(708)	(504)
Originations of loans held for sale	(37,324)	(22,870)
Proceeds from the sale of loans held for sale	34,243	22,154
Increase in the value of bank-owned life insurance	(987)	(1,160)
Change in fair value of derivatives	(4,038)	(7)
Payments on operating lease payable	(401)	—
Net change in:
Interest receivable	686	167
Other assets	638	(332)
Interest payable and other liabilities	85	(552)
Net cash provided by (used in) operating activities	18,936	15,627
Cash flows from (to) investing activities
Purchases of available-for-sale securities	—	(36,007)
Purchases of held-to-maturity securities	(71,028)	(71,325)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	11,241	46,516
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	49,718	32,240
Net change in interest-bearing time deposits in other banks	249	743
Net change in loans	(105,415)	(91,452)
Capitalized construction cost of other real estate owned	(8)	—
Purchase of premises and equipment	(5,587)	(2,002)
Proceeds from sale of premises and equipment	10	1,200
Proceeds from sale of foreclosed assets	169	99
Net redemption (purchase) of FHLB and FRB stock	(3,591)	(10,066)
Proceeds from sale of other real estate owned	1,051	2,305
Proceeds from bank-owned life insurance death benefits	—	346
Cash paid for acquisition of Eastman	—	(55)
Purchase of KBC, net of cash acquired	—	12,774
Purchase of ADBI, net of cash acquired	—	(1,385)
Net cash received from acquisition of MidFirst locations	85,360	—
Net cash provided by (used in) investing activities	(37,831)	(116,069)
Cash flows from (to) financing activities
Net increase (decrease) in deposits	(36,199)	(132,549)

Net change in federal funds purchased and retail repurchase agreements	(9,021)	3,902
Net borrowings (payments) on Federal Home Loan Bank line of credit	61,155	208,926
Principal payments on Federal Home Loan Bank term advances	(1,223)	—
Proceeds from bank stock loan	7,208	16,000
Principal payments on bank stock loan	(7,350)	(125)
Principal payments on employee stock loans	38	—
Proceeds from the exercise of employee stock options	316	18
Purchase of treasury stock	(7,208)	—
Net change in contractual obligations	(221)	(234)
Net cash provided by (used in) financing activities	7,495	95,938
Net change in cash and cash equivalents	(11,400)	(4,504)
Cash and cash equivalents, beginning of period	192,818	52,195
Ending cash and cash equivalents	$181,418	$47,691
Supplemental cash flow information:
Interest paid	$24,508	$13,309
Income taxes paid, net of refunds	718	2,230
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	494	1,296
Operating leases recognized	3,546	—
Total fair value of assets acquired in purchase of KBC, net of cash	—	294,618
Total fair value of liabilities assumed in purchase of KBC	—	289,103
Total fair value of assets acquired in purchase of ADBI, net of cash	—	108,545
Total fair value of liabilities assumed in purchase of ADBI	—	102,406
Total fair value of assets acquired in purchase of MidFirst locations	13,246	—
Total fair value of liabilities acquired in purchase of MidFirst locations	98,606	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2019

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly owned subsidiaries, EBAC, LLC and Equity Bank and Equity Bank’s wholly owned subsidiaries, EBHQ, LLC and SA Holdings, Inc.  These entities are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2019.  Operating results for the three and six months ended June 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

Reclassifications

Some items in prior financial statements were reclassified to conform to the current presentation.  Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for the periods reported.

Adoption of New Accounting Standards

In February 2016, FASB issued ASU 2016-02, Leases, with the intention of improving financial reporting about leasing transactions.  The ASU required all lessees to recognize lease assets and lease liabilities on the balance sheet.  Lessor accounting was largely unchanged by the ASU; however, disclosures about the amount, timing and uncertainty of cash flows arising from leases are required of both lessees and lessors.  The ASU was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018.  Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach provides for optional practical expedients when applying the ASU to leases that commenced before the effective date of the ASU.  This accounting pronouncement was further modified in July 2018 with the issuance of ASU 2018-11, Leases – Targeted Improvements, to allow for another transition method by applying a cumulative-effect adjustment to opening retained earnings at adoption and providing lessors a practical expedient to not separate non-lease and lease components in certain circumstances.  The Company adopted this accounting standard effective January 1, 2019, and elected to record the adoption through a cumulative-effect adjustment at January 1, 2019 which resulted in the Company recording $3,251 in right-of-use assets and $3,251 of operating lease liabilities.  In addition, the Company elected the following practical expedients to all leases that commenced prior to January 1, 2019: (1) No reassessment of lease populations as long as the contract was properly scoped as a lease or not a lease under ASC 840; (2) No reassessment of existing lease classification; (3) No adjustment of existing costs.

In March 2017, FASB issued ASU 2017-08, Premium Amortization on Purchased Callable Debt Securities.  This update shortened the amortization period of certain callable debt securities held at a premium to the earliest call date.  The amendments in this update were effective for the Company’s fiscal year beginning after December 15, 2018, and interim periods within that fiscal year, however, early adoption was permitted.  The amendments were applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings.  The Company adopted this accounting standard effective January 1, 2019, which resulted in the Company recording a $1,385 reduction in the amortized cost of investment securities and a reduction of $1,148 in retained earnings, net of $237 in deferred taxes.

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

In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.  This update required implementation costs of hosting arrangements that are considered a service contract to be capitalized.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities.  The Company adopted this accounting standard effective October 1, 2018 which resulted in the Company capitalizing $311 of implementation costs during 2018.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2019
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$161,422	$536	$(876)	$161,082
	$161,422	$536	$(876)	$161,082
December 31, 2018
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$173,503	$12	$(4,640)	$168,875
	$173,503	$12	$(4,640)	$168,875

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following table.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$3,885	$25	$(4)	$3,906
Residential mortgage-backed (securities issued by government sponsored entities)	585,906	9,663	(1,996)	593,573
Corporate	22,993	352	(77)	23,268
Small Business Administration loan pools	1,585	44	—	1,629
State and political subdivisions	152,581	3,147	(54)	155,674
	$766,950	$13,231	$(2,131)	$778,050
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$3,873	$7	$(20)	$3,860
Residential mortgage-backed (securities issued by government sponsored entities)	567,766	2,354	(9,653)	560,467
Corporate	22,993	234	(326)	22,901
Small Business Administration loan pools	1,746	—	(18)	1,728
State and political subdivisions	151,978	804	(1,749)	151,033
	$748,356	$3,399	$(11,766)	$739,989

The tables above present unrecognized gains and losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at June 30, 2019, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$11,772	$11,795
One to five years	—	—	36,543	37,248
Five to ten years	—	—	54,814	56,024
After ten years	—	—	77,915	79,410
Mortgage-backed securities	161,422	161,082	585,906	593,573
Total debt securities	$161,422	$161,082	$766,950	$778,050

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $789,104 at June 30, 2019 and $800,744 at December 31, 2018.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2019 and December 31, 2018.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$4,312	$(2)	$76,259	$(874)	$80,571	$(876)
Total temporarily impaired securities	$4,312	$(2)	$76,259	$(874)	$80,571	$(876)
December 31, 2018
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)
Total temporarily impaired securities	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$995	$(4)	$995	$(4)
Residential mortgage-backed (issued by government-sponsored entities)	173	(2)	223,036	(2,456)	223,209	(2,458)
Corporate	7,785	(77)	—	—	7,785	(77)
Small Business Administration loan pools	—	—	883	(2)	883	(2)
State and political subdivisions	—	—	9,481	(61)	9,481	(61)
Total temporarily impaired securities	$7,958	$(79)	$234,395	$(2,523)	$242,353	$(2,602)
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$1,882	$(3)	$982	$(17)	$2,864	$(20)
Residential mortgage-backed (issued by government-sponsored entities)	31,270	(356)	294,127	(10,579)	325,397	(10,935)
Corporate	7,500	(326)	5,182	(49)	12,682	(375)
Small Business Administration loan pools	—	—	1,728	(37)	1,728	(37)
State and political subdivisions	40,415	(473)	45,137	(1,561)	85,552	(2,034)
Total temporarily impaired securities	$81,067	$(1,158)	$347,156	$(12,243)	$428,223	$(13,401)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of June 30, 2019, the Company held 24 available-for-sale securities and 188 held-to-maturity securities in an unrealized loss position.

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

There were no proceeds from sales of available-for-sale securities during the six months ended June 30, 2019 or 2018.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Commercial real estate	$1,234,650	$1,231,217
Commercial and industrial	592,569	601,782
Residential real estate	561,431	446,060
Agricultural real estate	136,657	139,332
Consumer	71,791	62,894
Agricultural	82,887	94,123
Total loans	2,679,985	2,575,408
Allowance for loan losses	(17,777)	(11,454)
Net loans	$2,662,208	$2,563,954

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the first six months of 2019, the Company purchased seven pools of residential real estate loans totaling $129,921.  As of June 30, 2019 and December 31, 2018, residential real estate loans include $179,761 and $64,558 of purchased residential real estate loans.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $9,703 with related loans of $704,610 at June 30, 2019, and $11,372 with related loans of $827,676 at December 31, 2018.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $1,482 at June 30, 2019 and $1,279 at December 31, 2018.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended June 30, 2019 and 2018.

June 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,528	$16,056	$3,617	$494	$1,347	$298	$26,340
Provision for loan losses	719	135	(272)	59	257	76	974
Loans charged-off	(582)	(8,244)	(465)	(28)	(389)	(36)	(9,744)
Recoveries	47	1	28	—	129	2	207
Total ending allowance balance	$4,712	$7,948	$2,908	$525	$1,344	$340	$17,777

June 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,010	$2,388	$2,442	$267	$878	$331	$9,316
Provision for loan losses	216	(64)	185	147	247	19	750
Loans charged-off	—	(77)	(148)	(80)	(203)	(4)	(512)
Recoveries	269	7	184	—	61	8	529
Total ending allowance balance	$3,495	$2,254	$2,663	$334	$983	$354	$10,083

 The following tables present the activity in the allowance for loan losses by class for the six-month periods ended June 30, 2019 and 2018.

June 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Provision for loan losses	585	13,930	1,129	168	732	76	16,620
Loans charged-off	(608)	(8,738)	(579)	(34)	(681)	(42)	(10,682)
Recoveries	73	49	38	—	223	2	385
Total ending allowance balance	$4,712	$7,948	$2,908	$525	$1,344	$340	$17,777

June 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Provision for loan losses	507	196	475	92	535	115	1,920
Loans charged-off	(29)	(86)	(271)	(80)	(509)	(43)	(1,018)
Recoveries	277	8	197	3	189	9	683
Total ending allowance balance	$3,495	$2,254	$2,663	$334	$983	$354	$10,083

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of June 30, 2019 and December 31, 2018.

June 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$357	$5,159	$366	$32	$66	$46	$6,026
Collectively evaluated for impairment	3,482	2,774	2,515	387	1,228	294	10,680
Purchased credit impaired loans	873	15	27	106	50	—	1,071
Total	$4,712	$7,948	$2,908	$525	$1,344	$340	$17,777
Loan Balance:
Individually evaluated for impairment	$6,420	$22,125	$14,224	$2,453	$686	$989	$46,897
Collectively evaluated for impairment	1,215,593	565,367	544,391	128,715	70,893	80,053	2,605,012
Purchased credit impaired loans	12,637	5,077	2,816	5,489	212	1,845	28,076
Total	$1,234,650	$592,569	$561,431	$136,657	$71,791	$82,887	$2,679,985

December 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$242	$185	$391	$22	$62	$10	$912
Collectively evaluated for impairment	3,695	2,493	1,861	367	925	293	9,634
Purchased credit impaired loans	725	29	68	2	83	1	908
Total	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Loan Balance:
Individually evaluated for impairment	$4,068	$24,275	$4,434	$856	$678	$2,252	$36,563
Collectively evaluated for impairment	1,213,653	571,171	438,739	133,415	61,978	89,194	2,508,150
Purchased credit impaired loans	13,496	6,336	2,887	5,061	238	2,677	30,695
Total	$1,231,217	$601,782	$446,060	$139,332	$62,894	$94,123	$2,575,408

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of June 30, 2019 and December 31, 2018.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	June 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,884	$3,692	$—	$1,685	$1,647	$—
Commercial and industrial	1,079	1,070	—	22,701	22,651	—
Residential real estate	11,163	10,560	—	533	527	—
Agricultural real estate	2,571	2,567	—	2,038	2,035	—
Consumer	68	29	—	61	55	—
Agricultural	324	323	—	756	756	—
Subtotal	19,089	18,241	—	27,774	27,671	—
With an allowance recorded:
Commercial real estate	8,808	7,234	1,230	8,700	7,179	967
Commercial and industrial	21,421	21,199	5,174	2,255	1,911	214
Residential real estate	4,180	3,923	393	4,934	4,582	459
Agricultural real estate	1,263	1,153	138	261	242	24
Consumer	1,065	832	116	1,144	859	145
Agricultural	666	666	46	162	106	11
Subtotal	37,403	35,007	7,097	17,456	14,879	1,820
Total	$56,492	$53,248	$7,097	$45,230	$42,550	$1,820

The tables below present average recorded investment and interest income related to impaired loans for the three and six months ended June 30, 2019 and 2018.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$2,922	$79	$1,773	$118
Commercial and industrial	2,156	4	6,186	56
Residential real estate	5,538	31	565	9
Agricultural real estate	2,124	—	1,189	11
Consumer	34	—	19	—
Agricultural	222	—	307	18
Subtotal	12,996	114	10,039	212
With an allowance recorded:
Commercial real estate	7,276	—	665	1
Commercial and industrial	25,634	3	514	—
Residential real estate	9,710	8	3,774	22
Agricultural real estate	973	—	313	2
Consumer	803	5	473	3
Agricultural	478	—	218	4
Subtotal	44,874	16	5,957	32
Total	$57,870	$130	$15,996	$244

	As of and for the six months ended
	June 30, 2019		June 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$8,915	$79	$1,704	$118
Commercial and industrial	2,570	5	6,797	66
Residential real estate	3,867	31	700	10
Agricultural real estate	2,095	—	810	12
Consumer	41	—	13	—
Agricultural	400	—	207	18
Subtotal	17,888	115	10,231	224
With an allowance recorded:
Commercial real estate	7,244	74	975	2
Commercial and industrial	17,726	3	714	—
Residential real estate	8,001	8	4,005	22
Agricultural real estate	729	—	553	2
Consumer	822	5	502	3
Agricultural	354	2	627	4
Subtotal	34,876	92	7,376	33
Total	$52,764	$207	$17,607	$257

The following tables present the aging of the recorded investment in past due loans as of June 30, 2019 and December 31, 2018, by portfolio and class of loans.

June 30, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$759	$343	$—	$14,192	$1,219,356	$1,234,650
Commercial and industrial	995	134	—	22,937	568,503	592,569
Residential real estate	1,016	1,944	—	14,484	543,987	561,431
Agricultural real estate	384	—	—	6,500	129,773	136,657
Consumer	292	81	—	861	70,557	71,791
Agricultural	242	12	—	2,197	80,436	82,887
Total	$3,688	$2,514	$—	$61,171	$2,612,612	$2,679,985

December 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,302	$259	$—	$12,768	$1,216,888	$1,231,217
Commercial and industrial	509	2,467	—	6,954	591,852	601,782
Residential real estate	782	2,188	18	5,257	437,815	446,060
Agricultural real estate	—	30	—	4,857	134,445	139,332
Consumer	501	157	—	914	61,322	62,894
Agricultural	186	3	—	2,453	91,481	94,123
Total	$3,280	$5,104	$18	$33,203	$2,533,803	$2,575,408

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship.  The Company uses the following definitions for risk ratings.

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

The risk category of loans by class of loans is as follows as of June 30, 2019 and December 31, 2018.

June 30, 2019	Unclassified	Classified	Total
Commercial real estate	$1,212,047	$22,603	$1,234,650
Commercial and industrial	543,942	48,627	592,569
Residential real estate	546,849	14,582	561,431
Agricultural real estate	122,633	14,024	136,657
Consumer	70,930	861	71,791
Agricultural	77,390	5,497	82,887
Total	$2,573,791	$106,194	$2,679,985

December 31, 2018	Unclassified	Classified	Total
Commercial real estate	$1,194,240	$36,977	$1,231,217
Commercial and industrial	572,300	29,482	601,782
Residential real estate	440,704	5,356	446,060
Agricultural real estate	129,285	10,047	139,332
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	$2,575,408

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The table below lists recorded investments in purchased credit impaired loans as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Contractually required principal payments	$36,858	$40,772
Discount	(8,782)	(10,077)
Recorded investment	$28,076	$30,695

The accretable yield associated with these loans was $3,902 and $3,785 as of June 30, 2019 and December 31, 2018.  The interest income recognized on these loans for the three-month periods ended June 30, 2019, and 2018, was $273 and $813.  The interest income recognized on these loans for the six-month periods ended June 30, 2019, and 2018, was $554 and $699.  For the three-month period ended June 30, 2019, there was a provision for loan loss reversal of $39 and for the six-month period ended June 30, 2019, there was a provision for loan losses of $163 recorded for these loans.  For the three-month period ended June 30, 2018, there was a $25 provision for loan loss recorded for these loans and for the six-month period ended June 30, 2018, there was a provision for loan loss reversal of $146 for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of June 30, 2019 or December 31, 2018.

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At June 30, 2019, the portfolio of interest rate swaps had a weighted average maturity of 7.2 years, a weighted average pay rate of 4.94% and a weighted average rate received of 5.17%.  At December 31, 2018, the portfolio of interest rate swaps had a weighted average maturity of 7.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 5.10%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At June 30, 2019, this portfolio of interest rate swaps had a weighted average maturity of 8.1 years, weighted average pay rate of 5.29% and a weighted average rate received of 5.29%.  At December 31, 2018, this portfolio of interest rate swaps had a weighted average maturity of 7.6 years, weighted average pay rate of 5.18% and weighted average rate received of 5.18%.

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At June 30, 2019, the interest rate cap had a term of 0.4 years and a cap rate of 4.50%.  At December 31, 2018, the interest rate cap had a term of 0.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2019 and December 31, 2018.

	June 30, 2019			December 31, 2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$16,487	$—	$555	$16,743	$242	$—
Total derivatives designated as hedging relationships	16,487	—	555	16,743	242	—
Derivatives not designated as hedging instruments:
Interest rate swaps	103,056	3,300	3,708	38,073	690	777
Interest rate caps/floors	2,073	—	—	2,264	1	—
Total derivatives not designated as hedging instruments	105,129	3,300	3,708	40,337	691	777
Total	$121,616	3,300	4,263	$57,080	933	777
Cash collateral		—	(4,368)		(531)	(541)
Netting adjustments		105	105		289	289
Net amount presented in Balance Sheet		$3,405	$—		$691	$525

 The table below lists designated and qualifying hedged items in fair value hedges at June 30, 2019.

	June 30, 2019
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$17,054	$555	$—
Total	$17,054	$555	$—

Prior to the implementation of ASU 2017-12, derivative gains/(losses) for derivatives in hedging relationships were reported in other income as hedge ineffectiveness; net interest settlements on those derivatives were recorded to loan interest income; and derivative gains/(losses) and the related net interest settlements for economic derivatives were reported in other income. The Company implemented ASU 2017-12 effective January 1, 2019, and currently reports hedging derivative gains/(losses) as adjustments to loan interest income along with the related net interest settlements; and the derivative gains/(losses) and net interest settlements for economic derivatives are reported in other income. For the three and six-month periods ended June 30, 2019 and 2018, the Company recorded net gains/(losses) on derivatives and hedging activities.

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(259)	—	(321)	—
Interest rate caps/floors	—	—	(1)	—
Total net gains (losses) related to derivatives not designated as hedging instruments	(259)	—	(322)	—
Net gains (losses) on derivatives and hedging activities	$(259)	$—	$(322)	$—

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended June 30, 2019 and 2018.

	June 30, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(495)	$495	$—	$8
Total	$(495)	$495	$—	$8

	June 30, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$155	$(155)	$—	$(14)
Total	$155	$(155)	$—	$(14)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six-month periods ended June 30, 2019 and 2018.

	June 30, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(796)	$796	$—	$19
Total	$(796)	$796	$—	$19

	June 30, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$584	$(584)	$—	$(38)
Total	$584	$(584)	$—	$(38)

NOTE 5 – LEASE OBLIGATIONS

The Company evaluates contracts that convey the right to control the use of identified property, plant or equipment for a period of time for consideration to determine if they are lease obligations.  The Company evaluates each lease component to determine if the lease qualifies as a financing lease or as an operating lease.  Leases that meet any of the following criteria are considered financing leases: (1) the lease transfers ownership of the underlying asset by the end of the lease term; (2) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; (3) the lease term is the major part of the remaining economic life of the underlying asset; (4) the present value of the sum of the lease payments and any residual value guaranteed by the Company that is not already reflected in lease payments equals or exceeds substantially all of the fair value of the underlying asset; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.  If none of the financing lease criteria are met, the lease is considered an operating lease.

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

The discount rate to initially determine the present value of the lease payments is based on the information available at the lease commencement date and is either the rate implicit in the lease or the Company’s incremental borrowing rate.  If the rate implicit in the lease is known or determinable, that rate shall be used.  If that rate is not known, the Company’s incremental borrowing rate shall be used.  At the January 1, 2019, implementation of this accounting guidance, the Company’s incremental borrowing rate based on the remaining lease term was used to calculate the right-of-use assets and operating lease liabilities.

Operating lease right-of-use assets and lease obligations are accounted for subsequent to initial recording by amortizing the right-of-use asset over the lease term on a straight-line method while the lease obligation is increased by the accrual of interest and decreased by subsequent lease payments.  Operating lease right-of-use asset amortization and lease obligation interest are reported in non-interest expense in the Consolidated Statements of Operations.  Operating lease payments and variable lease payments are reflected within cash flows from operating activities in the Consolidated Statements of Cash Flows.

Financing lease right-of-use assets and lease obligations are accounted for subsequent to initial recording by amortizing the right-of-use asset similar to owned assets over the lesser of the lease term or economic life of the asset if the lease transfers ownership of the leased asset while the lease obligation is increased by the accrual of interest and decreased by subsequent lease payments.  Financing lease right-of-use asset amortization is reported in non-interest expense, similar to other owned assets, and lease obligation interest accruals are reported in interest expense in the Consolidated Statements of Operations.  Financing lease obligation principal payments are reflected within cash flows from financing activities and interest payments and variable lease payments are reflected with the cash flows from operating activities in the Consolidated Statements of Cash Flows.

At June 30, 2019, the Company had lease liabilities totaling $3,189 and right-of-use assets totaling $3,236 related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

	June 30, 2019
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,206	$3,156	13.7	3.06%
Equipment leases	30	33	2.5	2.59%
Total operating leases	$3,236	$3,189	13.6	3.06%

Operating lease costs are listed below.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$182	$355
Short-term lease cost	—	—
Variable lease cost	10	23
Total operating lease cost	$192	$378

Rent expense for the three and six-month periods ending June 30, 2018, prior to the adoption of ASU 2016-02, were $158 and $323.

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or six-month periods ended June 30, 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	June 30, 2019
Due in one year or less	$642
Due after one year through two years	544
Due after two years through three years	433
Due after three years through four years	394
Due after four years through five years	202
Thereafter	1,849
Total undiscounted cash flows	4,064
Discount on cash flows	(875)
Total operating lease liability	$3,189

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2019 and December 31, 2018 are listed below.

	June 30, 2019	December 31, 2018
Federal funds purchased	$—	$—
Retail repurchase agreements	41,047	50,068

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $52,043 and $51,701 at June 30, 2019 and December 31, 2018.  The agreements are on a day-to-day basis and can be terminated on demand.

	June 30, 2019	December 31, 2018
Year-to-date average daily balance during the period	$44,187	$43,536
Maximum month-end balance year-to-date	$45,575	$53,815
Weighted average interest rate at period-end	0.37%	0.28%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of June 30, 2019 are listed below.

	June 30, 2019	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$429,925	2.55%	—
Federal Home Loan Bank fixed-rate term advances	14,826	2.80%	2.8
Total principal outstanding	444,751
Merger purchase accounting adjustment	67
Total Federal Home Loan Bank advances	$444,818

Federal Home Loan Bank advances as of December 31, 2018 are listed below.

	December 31, 2018	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$368,770	2.65%	—
Federal Home Loan Bank fixed-rate term advances	16,049	2.81%	3.1
Total principal outstanding	384,819
Merger purchase accounting adjustment	79
Total Federal Home Loan Bank advances	$384,898

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $837,026 and $951,196 at June 30, 2019 and December 31, 2018.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $330,576 and $534,627 at June 30, 2019 and December 31, 2018.

Future principal repayments of the June 30, 2019 outstanding balances are as follows.

Due in one year or less	$432,896
Due after one year through two years	2,677
Due after two years through three years	2,357
Due after three years through four years	2,357
Due after four years through five years	2,107
Thereafter	2,357
Total	$444,751

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

Bank stock loan advances as of June 30, 2019 are listed below.

	June 30, 2019	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$15,308	5.50%	4.5

Bank stock loan advances as of December 31, 2018 are listed below.

	December 31, 2018	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$15,450	5.50%	4.5

Future principal repayments of the June 30, 2019 outstanding balances are as follows.

Due in one year or less	$2,283
Due after one year through two years	2,326
Due after two years through three years	2,326
Due after three years through four years	2,326
Due after four years through five years	2,426
Thereafter	3,621
Total	$15,308

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due.  The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At June 30, 2019 and December 31, 2018, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Class A common stock – issued	17,112,722	17,064,138
Class A common stock – held in treasury	(1,548,849)	(1,271,043)
Class A common stock – outstanding	15,563,873	15,793,095
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on April 24, 2019.  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  The first offering period began on February 15, 2019 and will end on August 14, 2019.  ESPP compensation expense of $40 and $62 was recorded for the three and six-month periods ended June 30, 2019.

Treasury stock is stated at cost, determined by the first-in, first-out method.

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019 and concluding October 30, 2020.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.  Under this program, during the second quarter of 2019, the Company repurchased a total of 277,806 shares of the Company’s outstanding common stock at an average price paid of $25.95 per share.

Employee stock loans

In May 2015, in connection with the termination of a discontinued restricted stock unit plan (“Plan”), the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the Plan termination.  These loans totaling $83 at June 30, 2019 and $121 at December 31, 2018, are collateralized with the shares received, have a maturity date of December 31, 2019 and have an interest rate of 2.72%.

Accumulated other comprehensive income (loss)

At June 30, 2019 and December 31, 2018, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income (loss) as of June 30, 2019 and December 31, 2018, are listed below.

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income (Loss)
June 30, 2019
Net unrealized or unamortized gains (losses)	$(340)	$(1,386)	$(1,726)
Tax effect	86	349	435
	$(254)	$(1,037)	$(1,291)
December 31, 2018
Net unrealized or unamortized gains (losses)	$(4,628)	$(1,891)	$(6,519)
Tax effect	1,173	479	1,652
	$(3,455)	$(1,412)	$(4,867)

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

As of June 30, 2019, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2019 and December 31, 2018 are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2019
Total capital to risk weighted assets
Equity Bancshares, Inc.	$337,773	11.56%	$306,770	10.50%	$306,770	10.50%	$ N/A	N/A
Equity Bank	335,113	11.49%	306,171	10.50%	306,171	10.50%	291,592	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	319,996	10.95%	248,338	8.50%	245,338	8.50%	N/A	N/A
Equity Bank	317,336	10.88%	247,853	8.50%	247,853	8.50%	233,273	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	305,586	10.46%	204,513	7.00%	204,513	7.00%	N/A	N/A
Equity Bank	317,336	10.88%	204,114	7.00%	204,114	7.00%	189,535	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	319,996	8.26%	154,882	4.00%	154,882	4.00%	N/A	N/A
Equity Bank	317,336	8.21%	154,696	4.00%	154,696	4.00%	193,371	5.00%
December 31, 2018
Total capital to risk weighted assets
Equity Bancshares, Inc.	$337,649	11.86%	$281,222	9.88%	$299,021	10.50%	$ N/A	N/A
Equity Bank	338,180	11.89%	280,845	9.88%	298,619	10.50%	284,400	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,195	11.45%	224,266	7.88%	242,065	8.50%	N/A	N/A
Equity Bank	326,726	11.49%	223,965	7.88%	241,740	8.50%	227,520	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	311,935	10.95%	181,548	6.38%	199,347	7.00%	N/A	N/A
Equity Bank	326,726	11.49%	181,305	6.38%	199,080	7.00%	184,860	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	326,195	8.60%	151,731	4.00%	151,731	4.00%	N/A	N/A
Equity Bank	326,726	8.62%	151,590	4.00%	151,590	4.00%	189,488	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six-month periods ended June 30, 2019 and 2018.

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Basic:
Net income allocable to common stockholders	$9,232	$6,867	$5,159	$15,578
Weighted average common shares outstanding	15,723,116	15,353,421	15,761,333	14,982,077
Weighted average vested restricted stock units	195	11,230	2,353	8,019
Weighted average shares	15,723,311	15,364,651	15,763,686	14,990,096
Basic earnings per common share	$0.59	$0.45	$0.33	$1.04
Diluted:
Net income allocable to common stockholders	$9,232	$6,867	$5,159	$15,578
Weighted average common shares outstanding for:
Basic earnings per common share	15,723,311	15,364,651	15,763,686	14,990,096
Dilutive effects of the assumed exercise of stock options	184,497	304,999	212,397	292,165
Dilutive effects of the assumed vesting of restricted stock units	10,466	20,461	16,182	12,126
Average shares and dilutive potential common shares	15,918,274	15,690,111	15,992,265	15,294,387
Diluted earnings per common share	$0.58	$0.44	$0.32	$1.02
Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table.

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Stock options	363,051	125,051	320,713	119,928
Restricted stock units	149,701	41,261	2,280	—
Total antidilutive shares	512,752	166,312	322,993	119,928

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	June 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$161,082	$—
Derivative assets:
Derivative assets (included in other assets)	—	3,300	—
Cash collateral held by counterparty and netting adjustments	105	—	—
Total derivative assets	105	3,300	—
Other assets:
Equity securities with readily determinable fair value	488	—	—
Total other assets	488	—	—
Total assets	$593	$164,382	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$4,263	$—
Cash collateral held by counterparty and netting adjustments	(4,263)	—	—
Total derivative liabilities	(4,263)	4,263	—
Total liabilities	$(4,263)	$4,263	$—

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$168,875	$—
Derivative assets:
Derivative assets (included in other assets)	—	933	—
Cash collateral held by counterparty and netting adjustments	(242)	—	—
Total derivative assets	(242)	933	—
Other assets:
Equity securities with readily determinable fair value	475	—	—
Total other assets	475	—	—
Total assets	$233	$169,808	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$777	$—
Cash collateral held by counterparty	(252)	—	—
Total derivative liabilities	(252)	777	—
Total liabilities	$(252)	$777	$—

There were no material transfers between levels during the six months ended June 30, 2019 or the year ended December 31, 2018.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	June 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$6,004
Commercial and industrial	—	—	16,025
Residential real estate	—	—	3,530
Agricultural real estate	—	—	1,015
Other	—	—	1,336
Other real estate owned:
Commercial real estate	—	—	1,703
Residential real estate	—	—	43

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$6,212
Commercial and industrial	—	—	1,697
Residential real estate	—	—	4,123
Agricultural real estate	—	—	218
Other	—	—	809
Other real estate owned:
Commercial real estate	—	—	1,391
Residential real estate	—	—	97

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2019 or at December 31, 2018.

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

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy:

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
June 30, 2019
Impaired real estate loans	$13,647	Sales Comparison Approach	Adjustments for differences between comparable sales	20% - 24% (2%)
Impaired other loans	$14,263	Multiple of Earnings	Multiples of earnings for comparable entities	5.3X
December 31, 2018
Impaired loans	$13,059	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 22% (13%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows as of the date indicated:

	June 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$181,418	$181,418	$181,418	$—	$—
Interest-bearing time deposits in other banks	4,742	4,742	—	4,742	—
Available-for-sale securities	161,082	161,082	—	161,082	—
Held-to-maturity securities	766,950	778,050	—	778,050	—
Loans held for sale	6,761	6,761	—	6,761	—
Loans, net of allowance for loan losses	2,662,208	2,644,553	—	—	2,644,553
Federal Reserve Bank and Federal Home Loan Bank stock	33,226	N/A	N/A	N/A	N/A
Interest receivable	16,702	16,702	—	16,702	—
Derivative assets	3,300	3,300	—	3,300	—
Cash collateral held by derivative counterparty and netting adjustments	105	105	105	—	—
Total derivative assets	3,405	3,405	105	3,300	—
Equity securities with readily determinable fair value	488	488	488	—	—
Total assets	$3,836,982	$3,797,201	$182,011	$970,637	$2,644,553
Financial liabilities:
Deposits	$3,185,893	$3,192,570	$—	$3,192,570	$—
Federal funds purchased and retail repurchase agreements	41,047	41,047	—	41,047	—
Federal Home Loan Bank advances	444,818	444,818	—	444,818	—
Bank stock loan	15,308	15,308	—	15,308	—
Subordinated debentures	14,409	14,409	—	14,409	—
Contractual obligations	3,744	3,744	—	3,744	—
Interest payable	4,939	4,939	—	4,939	—
Derivative liabilities	4,263	4,263	—	4,263	—
Cash collateral held by derivative counterparty and netting adjustments	(4,263)	(4,263)	(4,263)	—	—
Total derivative liabilities	—	—	(4,263)	4,263	—
Total liabilities	$3,710,158	$3,716,835	$(4,263)	$3,721,098	$—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$192,818	$192,818	$192,818	$—	$—
Interest-bearing time deposits in other banks	4,991	4,991	—	4,991	—
Available-for-sale securities	168,875	168,875	—	168,875	—
Held-to-maturity securities	748,356	739,989	—	739,989	—
Loans held for sale	2,972	2,972	—	2,972	—
Loans, net of allowance for loan losses	2,563,954	2,565,526	—	—	2,565,526
Federal Reserve Bank and Federal Home Loan Bank stock	29,214	N/A	N/A	N/A	N/A
Interest receivable	17,372	17,372	—	17,372	—
Derivative assets	933	933	—	933	—
Cash collateral held by derivative counterparty and netting adjustments	(242)	(242)	(242)	—	—
Total derivative assets	691	691	(242)	933	—
Equity securities with readily determinable fair value	475	475	475	—	—
Total assets	$3,729,718	$3,693,709	$193,051	$935,132	$2,565,526
Financial liabilities:
Deposits	$3,123,447	$3,124,654	$—	$3,124,654	$—
Federal funds purchased and retail repurchase agreements	50,068	50,068	—	50,068	—
Federal Home Loan Bank advances	384,898	384,898	—	384,898	—
Bank stock loan	15,450	15,450	—	15,450	—
Subordinated debentures	14,260	14,260	—	14,260	—
Contractual obligations	3,965	3,965	—	3,965	—
Interest payable	3,648	3,648	—	3,648	—
Derivative liabilities	777	777	—	777	—
Cash collateral held by derivative counterparty and netting adjustments	(252)	(252)	(252)	—	—
Total derivative liabilities	525	525	(252)	777	—
Total liabilities	$3,596,261	$3,597,468	$(252)	$3,597,720	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2019 and December 31, 2018 were as follows.

	June 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$26,447	$174,387	$29,543	$171,857
Mortgage loans in the process of origination	16,107	2,416	6,785	2,860
Unused lines of credit	85,054	159,290	92,225	167,218

The fixed rate loan commitments have interest rates ranging from 3.75% to 8.00% and maturities ranging from 1 month to 76 months.

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

The contractual amounts of standby letters of credit as of June 30, 2019 and December 31, 2018 were as follows.

	June 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$3,356	$3,199	$4,474	$2,716

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

Equity Bank is a party to a claim filed against it by a borrower and his wife.  The lawsuit alleges the Bank violated the Equal Credit Opportunity Act when it obtained pledge agreements and control agreements from the borrower’s wife that made certain investment accounts and life insurance policies collateral for certain business loans.  The borrowers seek return of collateral proceeds the Bank liquidated and used to pay down related business loan balances.  The Bank does not believe the case has merit and is vigorously defending the claim.

On May 13, 2019, a purported stockholder of the Company filed a putative securities class action lawsuit in federal court in the Southern District of New York against the Company and certain of its executive officers.  The plaintiff alleges that the Company made materially misleading positive statements about the Company’s business, operations and prospects starting on May 11, 2018, that these statements caused the Company’s securities to be overvalued and that the “truth” came out on January 24, 2019, when the Company disclosed that a credit relationship was downgraded and further on April 22, 2019, when the Company disclosed a $14.5 million provision for loan loss against that credit relationship.  The Company believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.  At this time, the Company is unable to reasonably estimate the outcome of this litigation.

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

Except for gains or losses from the sale of OREO, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three and six month periods ended June 30, 2019, and 2018.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Non-interest income
Service charges and fees	$2,240	$1,729	$4,163	$3,309
Debit card income	2,186	1,522	3,924	2,775
Mortgage banking(a)	562	312	879	625
Increase in bank-owned life insurance(a)	499	508	987	1,160
Net gain (loss) from securities transactions(a)	7	(2)	13	(10)
Other(b)	957	523	1,809	984
Total	$6,451	$4,592	$11,775	$8,843
(a) Not within the scope of ASC 606.

(b) The Other category includes investment referral income, trust income, insurance sales commissions and other non-interest income related to loans and deposits totaling $906 and $1,707 for the three and six-month periods ended June 30, 2019, and $457 and $863 for the three and six-month periods ended June 30, 2018, which is within the scope of ASC 606; the remaining balances of $51 and $101 for the three and six-month periods ended June 30, 2019, and $67 and $121 for the three and six-month periods ended June 30, 2018, represent recovery on zero-basis purchased loans, income from equity method investments and other remaining items considered insignificant, which is outside the scope of ASC 606.

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

Investment Referral Income

Investment referral services are offered through an unaffiliated registered broker-dealer and investment advisor.  Investment referral income consists of transaction-based fees (i.e., trade commissions) and account fees (i.e. custodial fees).  The service obligation for transaction-based fees relates to processing of individual transactions and is considered earned at the time the transaction occurs.  The Company currently records this income when payment is received and at each month end for current-month transactions.  Account fees are considered earned over the period for which the fees relate.  These fees are received during the first month of each quarter and represent advance payment for the current quarter.  These fees are amortized ratably over the three months during the quarter.  Therefore, all account-based fees are currently recorded as performance obligations are satisfied.

Trust Income

Trust income includes fees from asset management, custody, recordkeeping, investment advisory and administration services.  Revenue is recognized at the time the services are performed and may be based on either the fair value of the account or the services provided.

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

NOTE 14 – BUSINESS COMBINATIONS

On February 8, 2019, Equity Bank acquired the assets and assumed the deposits and certain other liabilities of two branch locations in Guymon, Oklahoma and one branch location in Cordell, Oklahoma, from MidFirst Bank based in Oklahoma City, Oklahoma (“MidFirst”).  Results of operations of these new branches were included in the Company’s results of operations beginning February 9, 2019.  Acquisition-related costs associated with this acquisition were $902 ($684 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the six months ended June 30, 2019.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 52 full service banking sites located in Arkansas, Kansas, Missouri and Oklahoma.  As of June 30, 2019, we had consolidated total assets of $4.18 billion, total loans held for investment of $2.66 billion, net of allowances, total deposits of $3.19 billion and total stockholders’ equity of $458.4 million.  During the three-month periods ended June 30, 2019 and June 30, 2018, net income was $9.2 million and $6.9 million and for the six-month periods ended June 30, 2019 and June 30, 2018, net income was $5.2 million and $15.6 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$44,764	$43,202	$45,580	$43,022	$38,831
Interest expense	13,476	12,563	12,244	10,267	7,911
Net interest income	31,288	30,639	33,336	32,755	30,920
Provision for loan losses	974	15,646	750	1,291	750
Net gain (loss) from securities transactions	7	6	5	(4)	(2)
Other non-interest income	6,444	5,318	5,444	5,437	4,594
Merger expenses	276	639	938	757	5,236
Other non-interest expense	24,747	24,904	24,200	22,890	20,739
Income (loss) before income taxes	11,742	(5,226)	12,897	13,250	8,787
Provision for income taxes	2,510	(1,153)	2,972	2,928	1,920
Net income (loss)	9,232	(4,073)	9,925	10,322	6,867
Net income (loss) allocable to common stockholders	9,232	(4,073)	9,925	10,322	6,867
Basic earnings (loss) per share	$0.59	$(0.26)	$0.63	$0.65	$0.45
Diluted earnings (loss) per share	$0.58	$(0.26)	$0.62	$0.64	$0.44
Balance Sheet Data (at period end)
Cash and cash equivalents	$181,418	$167,453	$192,818	$61,379	$47,691
Available-for-sale securities	161,082	166,355	168,875	172,388	180,238
Held-to-maturity securities	766,950	749,493	748,356	713,899	665,995
Loans held for sale	6,761	2,140	2,972	1,698	3,574
Gross loans held for investment	2,679,985	2,618,986	2,575,408	2,598,729	2,451,772
Allowance for loan losses	17,777	26,340	11,454	11,010	10,083
Loans held for investment, net of allowance for loan losses	2,662,208	2,592,646	2,563,954	2,587,719	2,441,689
Goodwill and core deposit intangibles, net	157,944	158,728	153,437	154,189	145,285
Other intangible assets	1,203	1,216	1,228	1,241	1,253
Total assets	4,180,074	4,065,354	4,061,716	3,931,036	3,712,185
Total deposits	3,185,893	3,260,870	3,123,447	2,821,246	2,635,048
Borrowings	515,582	331,221	464,676	652,755	631,501
Total liabilities	3,721,668	3,611,891	3,605,775	3,487,799	3,278,903
Total stockholders’ equity	458,406	453,463	455,941	443,237	433,282
Tangible common equity*	299,259	293,519	301,276	287,807	286,744
Performance ratios
Return on average assets (ROAA) annualized	0.92%	(0.42)%	1.00%	1.08%	0.79%
Return on average equity (ROAE) annualized	8.10%	(3.59)%	8.76%	9.31%	6.66%
Return on average tangible common equity (ROATCE) annualized*	13.29%	(4.62)%	14.17%	14.91%	10.58%
Yield on loans annualized	5.74%	5.79%	5.91%	5.73%	5.73%
Cost of interest-bearing deposits annualized	1.64%	1.61%	1.45%	1.15%	1.00%
Net interest margin annualized	3.42%	3.49%	3.70%	3.76%	3.93%
Efficiency ratio*	65.59%	69.26%	62.40%	59.93%	58.40%
Non-interest income / average assets annualized	0.64%	0.55%	0.55%	0.57%	0.53%
Non-interest expense / average assets annualized	2.49%	2.64%	2.53%	2.47%	3.00%
Capital Ratios
Tier 1 Leverage Ratio	8.26%	8.37%	8.60%	8.60%	9.36%
Common Equity Tier 1 Capital Ratio	10.46%	10.46%	10.95%	10.49%	11.04%
Tier 1 Risk Based Capital Ratio	10.95%	10.96%	11.45%	10.99%	11.56%

Total Risk Based Capital Ratio	11.56%	11.87%	11.86%	11.37%	11.94%
Equity / Assets	10.97%	11.15%	11.23%	11.28%	11.67%
Tangible common equity to tangible assets*	7.44%	7.52%	7.71%	7.62%	8.04%
Book value per share	$29.45	$28.66	$28.87	$28.07	$27.44
Tangible common book value per share*	$19.23	$18.55	$19.08	$18.22	$18.16
Tangible common book value per diluted share*	$18.99	$18.30	$18.73	$17.86	$17.78

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

The general component of the allowance for loan losses covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio and class and is based on the actual loss history experienced by us.  This actual loss experience is then adjusted by comparing current conditions to the conditions that existed during the loss history.  We consider the changes related to (i) lending policies, (ii) economic conditions, (iii) nature and volume of the loan portfolio and class, (iv) lending staff, (v) volume and severity of past due, non-accrual and risk graded loans, (vi) loan review system, (vii) value of underlying collateral for collateral dependent loans, (viii) concentration levels and (ix) effects of other external factors.

Goodwill and Core Deposit Intangibles:  Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Core deposit intangibles are acquired customer relationships arising from whole bank and branch acquisitions.  Core deposit intangibles are initially measured at fair value and then are amortized over their estimated useful lives.  The useful lives of the core deposits are estimated to generally be between seven and ten years.  Goodwill and core deposit intangibles are assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified.  We have selected December 31 as the date to perform our annual goodwill impairment test; however, if during the year we become aware of quantitative or qualitative data that suggest goodwill impairment has occurred we will test on an interim basis as well.  At June 30, 2019, our book value per share was higher than our market value per share so we performed an interim assessment that, after adjusting market value per share by relevant control premiums that recently occurred, no impairment was indicated.  Goodwill is the only intangible asset with an indefinite useful life.

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

We may take advantage of some of the reduced regulatory and reporting requirements that are available to us so long as the Company qualifies as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

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

Changes in interest rates earned on interest-earning assets or incurred on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing liabilities and non-interest-bearing liabilities are usually the largest drivers of periodic change in net interest income.  Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international conditions and conditions in domestic and foreign financial markets.  Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Kansas, Missouri and Oklahoma, as well as developments affecting the commercial, consumer and real estate sectors within these markets.

Net Income

Three months ended June 30, 2019 compared with three months ended June 30, 2018:  Net income and net income allocable to common stockholders for the three months ended June 30, 2019 was $9.2 million as compared to $6.9 million for the three months ended June 30, 2018, an increase of $2.4 million.  During the three-month period ended June 30, 2019, increases in non-interest income of $1.9 million and net interest income of $368 thousand were complemented by a decrease in non-interest expense of $952 thousand and partially offset by an increase in provision for loan losses of $224 thousand when compared to the three-month period ended June 30, 2018.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Six months ended June 30, 2019 compared with six months ended June 30, 2018:  Net income and net income allocable to common stockholders for the six months ended June 30, 2019 was $5.2 million as compared to $15.6 million for the six months ended June 30, 2018, a decrease of $10.4 million.  During the six-month period ended June 30, 2019, increases in net interest income of $3.2 million and non-interest income of $2.9 million were offset by an increase in non-interest expense of $5.0 million and an increase in provision for loan losses of $14.7 million when compared to the six-month period ended June 30, 2018.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended June 30, 2019 compared with three months ended June 30, 2018:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2019 and 2018.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,655,256	$38,027	5.74%	$2,317,071	$33,101	5.73%
Taxable securities	782,739	4,969	2.55%	632,881	4,112	2.61%
Nontaxable securities	142,175	1,145	3.23%	134,157	1,025	3.07%
Federal funds sold and other	85,448	623	2.92%	74,078	593	3.21%
Total interest-earning assets	3,665,618	$44,764	4.90%	3,158,187	$38,831	4.93%
Non-interest-earning assets:
Other real estate owned, net	6,069			7,211
Premises and equipment, net	83,504			69,366
Bank-owned life insurance	73,765			70,659
Goodwill, core deposit and other intangibles, net	159,562			134,146
Other non-interest-earning assets	37,245			36,217
Total assets	$4,025,763			$3,475,786
Interest-bearing liabilities:
Interest-bearing demand deposits	$712,336	$2,322	1.31%	$610,507	$1,238	0.81%
Savings and money market	1,003,655	3,535	1.41%	757,037	1,353	0.72%
Savings, NOW and money market	1,715,991	5,857	1.37%	1,367,544	2,591	0.76%
Certificates of deposit	1,010,452	5,287	2.10%	780,817	2,747	1.41%
Total interest-bearing deposits	2,726,443	11,144	1.64%	2,148,361	5,338	1.00%
FHLB term and line of credit advances	278,864	1,841	2.65%	426,392	2,094	1.97%
Bank stock loan	10,636	147	5.57%	12,575	156	4.96%
Subordinated borrowings	14,367	310	8.67%	14,072	299	8.52%
Other borrowings	43,236	34	0.31%	42,519	24	0.23%
Total interest-bearing liabilities	3,073,546	$13,476	1.76%	2,643,919	$7,911	1.20%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	474,181			408,621
Non-interest-bearing liabilities	20,933			9,772
Stockholders’ equity	457,103			413,474
Total liabilities and stockholders’ equity	$4,025,763			$3,475,786
Net interest income		$31,288			$30,920
Interest rate spread			3.14%			3.73%
Net interest margin(2)			3.42%			3.93%
Total cost of deposits, including non-interest bearing deposits	$3,200,624	$11,144	1.40%	$2,556,982	$5,338	0.84%
Average interest-earning assets to interest-bearing liabilities			119.26%			119.45%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended June 30, 2019 and 2018.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2019 and 2018

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$4,842	$84	$4,926
Taxable securities	954	(97)	857
Nontaxable securities	64	56	120
Federal funds sold and other	86	(56)	30
Total interest-earning assets	$5,946	$(13)	$5,933
Interest-bearing liabilities:
Savings, NOW and money market	$781	$2,485	$3,266
Certificates of deposit	957	1,583	2,540
Total interest-bearing deposits	1,738	4,068	5,806
FHLB term and line of credit advances	(850)	597	(253)
Bank stock loan	(27)	18	(9)
Subordinated borrowings	5	6	11
Other borrowings	—	10	10
Total interest-bearing liabilities	$866	$4,699	$5,565
Net Interest Income	$5,080	$(4,712)	$368

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

The increase in loan interest income, including loan fees, which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was driven by the increase in average loan volume and a 1 basis point increase in yield on the loan portfolio from 5.73% for the three months ended June 30, 2018 to 5.74% for the three months ended June 30, 2019.  The impact to net interest income from loan fees for the three months ended June 30, 2019 was $1.1 million compared to $1.8 million for the three months ended June 30, 2018.

Average balances of borrowings from the FHLB decreased by $147.5 million from an average balance of $426.4 million for the three months ended June 30, 2018 to an average balance of $278.9 million for the three months ended June 30, 2019.  The decrease is primarily due to pay downs from a focused effort to increase core deposits.  The positive effect of this decrease in average FHLB borrowings was offset by an increase in average rate on these borrowings of 68 basis points from 1.97% for the three months ended June 30, 2018 to 2.65% for the three months ended June 30, 2019.  Interest expense on our bank stock loan for the three months ended June 30, 2019 was $147 thousand compared to $156 thousand for the same time period in 2018.  Total cost of interest-bearing liabilities increased 56 basis points to 1.76% for the three months ended June 30, 2019 from 1.20% for the three months ended June 30, 2018.

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

Six months ended June 30, 2019 compared with six months ended June 30, 2018:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six months ended June 30, 2019 and 2018.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,607,906	$74,560	5.77%	$2,220,559	$62,149	5.64%
Taxable securities	779,705	10,051	2.60%	609,100	7,835	2.59%
Nontaxable securities	142,171	2,098	2.98%	124,134	1,904	3.09%
Federal funds sold and other	83,723	1,257	3.03%	68,038	1,066	3.16%
Total interest-earning assets	3,613,505	$87,966	4.91%	3,021,831	$72,954	4.87%
Non-interest-earning assets:
Other real estate owned, net	6,224			7,425
Premises and equipment, net	82,314			66,282
Bank-owned life insurance	73,520			69,551
Goodwill, core deposit and other intangibles, net	158,444			125,438
Other non-interest-earning assets	42,327			32,768
Total assets	$3,976,334			$3,323,295
Interest-bearing liabilities:
Interest-bearing demand deposits	$706,545	$4,503	1.29%	$597,076	$2,326	0.79%
Savings and money market	998,127	7,022	1.42%	722,447	2,488	0.69%
Savings, NOW and money market	1,704,672	11,525	1.36%	1,319,523	4,814	0.74%
Certificates of deposit	1,013,394	10,349	2.06%	776,838	5,242	1.36%
Total interest-bearing deposits	2,718,066	21,874	1.62%	2,096,361	10,056	0.97%
FHLB term and line of credit advances	238,462	3,146	2.66%	379,675	3,393	1.80%
Bank stock loan	11,373	309	5.48%	7,535	183	4.89%
Subordinated borrowings	14,327	644	9.07%	14,033	568	8.16%
Other borrowings	44,349	66	0.30%	41,390	47	0.23%
Total interest-bearing liabilities	3,026,577	$26,039	1.74%	2,538,994	$14,247	1.13%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	471,391			377,913
Non-interest-bearing liabilities	19,965			10,605
Stockholders’ equity	458,401			395,783
Total liabilities and stockholders’ equity	$3,976,334			$3,323,295
Net interest income		$61,927			$58,707
Interest rate spread			3.17%			3.74%
Net interest margin(2)			3.46%			3.92%
Total cost of deposits, including non-interest bearing deposits	$3,189,457	$21,874	1.38%	$2,474,274	$10,056	0.82%
Average interest-earning assets to interest-bearing liabilities			119.39%			119.02%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the six-month periods ended June 30, 2019 and 2018.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2019 and 2018

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$11,049	$1,362	$12,411
Taxable securities	2,200	16	2,216
Nontaxable securities	269	(75)	194
Federal funds sold and other	237	(46)	191
Total interest-earning assets	$13,755	$1,257	$15,012
Interest-bearing liabilities:
Savings, NOW and money market	$1,701	$5,010	$6,711
Certificates of deposit	1,902	3,205	5,107
Total interest-bearing deposits	3,603	8,215	11,818
FHLB term and line of credit advances	(1,526)	1,279	(247)
Bank stock loan	102	24	126
Subordinated borrowings	11	65	76
Other borrowings	4	15	19
Total interest-bearing liabilities	$2,194	$9,598	$11,792
Net Interest Income	$11,561	$(8,341)	$3,220
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

The increase in loan interest income, including loan fees, which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was driven by the increase in average loan volume and a 13 basis point increase in yield on the loan portfolio from 5.64% for the six months ended June 30, 2018 to 5.77% for the six months ended June 30, 2019.  The impact to net interest income from loan fees for the six months ended June 30, 2019 was $2.1 million compared to $3.4 million for the six months ended June 30, 2018.

Average balances of borrowings from the FHLB decreased by $141.2 million from an average balance of $379.7 million for the six months ended June 30, 2018 to an average balance of $238.5 million for the six months ended June 30, 2019.  The decrease is primarily due to excess cash of $85.4 million received during the MidFirst acquisition and pay downs from a concentrated effort to increase core deposits.  The positive effect of this decrease in average FHLB borrowings was offset by an increase in average rate on these borrowings of 86 basis points from 1.80% for the six months ended June 30, 2018 to 2.66% for the six months ended June 30, 2019.  Interest expense on our bank stock loan for the six months ended June 30, 2019 was $309 thousand compared to $183 thousand for the same time period in 2018.  Total cost of interest-bearing liabilities increased 61 basis points to 1.74% for the six months ended June 30, 2019 from 1.13% for the six months ended June 30, 2018.

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

Provision for Loan Losses

We maintain an allowance for loan losses for probable incurred credit losses.  The allowance for loan losses is increased by a provision for loan losses, a charge to earnings and subsequent recoveries of amounts previously charged off, but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, discounted cash flows, economic conditions and other factors including regulatory guidance, as described in “Part I – Item 2 – Financial Condition – Allowance for loan losses.”  As these factors change, the amount of the loan loss provision changes.

Three months ended June 30, 2019 compared with three months ended June 30, 2018:  The provision for loan losses for the three months ended June 30, 2019 was $974 thousand compared with $750 thousand for the three months ended June 30, 2018.  Net charge-offs for the three months ended June 30, 2019 were $9.5 million compared to net recoveries of $17 thousand for the three months ended June 30, 2018.  During the first quarter of 2019 we increased the provision for loan losses by $14.5 million directly related to one credit relationship believed to be an isolated incident within our portfolio.  Subsequently, during the second quarter of 2019, there was a $9.2 million charge off associated with this credit relationship.  For additional discussion pertaining to this credit relationship please see, “Part I – Item 2 – Financial Condition – Allowance for Loan Losses.” For the three months ended June 30, 2019, gross charge-offs were $9.7 million offset by gross recoveries of $207 thousand.  In comparison, gross charge-offs were $512 thousand for the three months ended June 30, 2018 offset by gross recoveries of $529 thousand.

Six months ended June 30, 2019 compared with six months ended June 30, 2018:  The provision for loan losses for the six months ended June 30, 2019 was $16.6 million, of which $14.5 million was a provision directly related to the above mentioned credit relationship, compared to a provision for loan losses of $1.9 million for the six months ended June 30, 2018.  Net charge-offs for the six months ended June 31, 2019 were $10.3 million, of which $9.8 million was directly related to the above mentioned credit relationship, compared to net charge-offs of $335 thousand for the six months ended June 30, 2018.  For the six months ended June 30, 2019, gross charge-offs were $10.7 million offset by gross recoveries of $385 thousand.  In comparison, gross charge-offs were $1.0 million for the six months ended June 30, 2018 offset by gross recoveries of $683 thousand.

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

Three months ended June 30, 2019 compared with three months ended June 30, 2018:  The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2019 and 2018.

Non-Interest Income

For the Three Months Ended June 30,

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Service charges and fees	$2,240	$1,729	$511	29.6%
Debit card income	2,186	1,522	664	43.6%
Mortgage banking	562	312	250	80.1%
Increase in value of bank-owned life insurance	499	508	(9)	(1.8)%
Investment referral income	148	87	61	70.1%
Recovery on zero-basis purchased loans	32	75	(43)	(57.3)%
Other	777	361	416	115.2%
Sub-Total	6,444	4,594	1,850	40.3%
Net gain (loss) from securities transactions	7	(2)	9	(450.0)%
Total non-interest income	$6,451	$4,592	$1,859	40.5%

Debit card income was $2.2 million for the three months ended June 30, 2019, an increase of $664 thousand, or 43.6%, from $1.5 million for the three months ended June 30, 2018, largely due to increased volume related to mergers and acquisitions.  Service charges and fees increased $511 thousand during the three months ended June 30, 2019, as compared to the same time period during 2018, mainly due to an increase in non-sufficient fund charges, principally due to increased volumes related to mergers and acquisitions.  In connection with acquisitions, we received the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to the acquisitions, we have received cash payments on several of these loans.  No interest has been accrued as cash flow payments have not been expected prior to receipt.  Cash receipts on these zero-basis loans totaled $32 thousand and $75 thousand for the three months ended June 30, 2019 and 2018.  The increase in other non-interest income was mainly due to $516 thousand gain on swap fees during the second quarter of 2019.

Six months ended June 30, 2019 compared with six months ended June 30, 2018:  The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2019 and 2018.

Non-Interest Income

For the Six Months Ended June 30,

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Service charges and fees	$4,163	$3,309	$854	25.8%
Debit card income	3,924	2,775	1,149	41.4%
Mortgage banking	879	625	254	40.6%
Increase in value of bank-owned life insurance	987	1,160	(173)	(14.9)%
Investment referral income	324	180	144	80.0%
Recovery on zero-basis purchased loans	78	133	(55)	(41.4)%
Other	1,407	671	736	109.7%
Sub-Total	11,762	8,853	2,909	32.9%
Net gain (loss) from securities transactions	13	(10)	23	(230.0)%
Total non-interest income	$11,775	$8,843	$2,932	33.2%

Increases in debit card income and service charges and fees were mainly due to increased volume related to mergers and acquisitions.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  Other non-interest income was mainly due to $707 thousand gain on swap fees during the six months ending June 30, 2019.

Non-Interest Expense

Three months ended June 30, 2019 compared with three months ended June 30, 2018:  For the three months ended June 30, 2019, non-interest expense totaled $25.0 million, a decrease of $952 thousand, or 3.7%, compared with the three months ended June 30, 2018.  Changes in the various components of non-interest expense for the three months ended June 30, 2019 and 2018 are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended June 30,

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Salaries and employee benefits	$13,067	$11,629	$1,438	12.4%
Net occupancy and equipment	2,188	2,011	177	8.8%
Data processing	2,358	1,968	390	19.8%
Professional fees	1,228	844	384	45.5%
Advertising and business development	722	665	57	8.6%
Telecommunications	485	432	53	12.3%
FDIC insurance	730	510	220	43.1%
Courier and postage	341	303	38	12.5%
Free nationwide ATM cost	420	330	90	27.3%
Loan expense	175	145	30	20.7%
Amortization of core deposit intangible	785	625	160	25.6%
Other real estate owned	302	(671)	973	(145.0)%
Other	1,946	1,948	(2)	(0.1)%
Sub-Total	24,747	20,739	4,008	19.3%
Merger expenses	276	5,236	(4,960)	(94.7)%
Total non-interest expense	$25,023	$25,975	$(952)	(3.7)%

Salaries and employee benefits:  There was a $1.4 million increase in salaries and employee benefits for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.  This increase reflects approximately $700 thousand, or 48.7%, directly associated to the addition of staff related to the May 2018 KBC merger; the addition of staff related to the May 2018 Adams merger; the addition of staff related to the August 2018 City Bank acquisition; and to a lesser extent the addition of staff related to the February 2019 MidFirst acquisition.

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

Professional fees:  The increase of $384 thousand, or 45.5%, is principally due to an increase in accounting fees of $173 thousand and an increase in attorney fees of $126 thousand. During the second quarter of 2019, there was $55 thousand in accounting fees and $131 thousand in attorney fees directly related to one specific credit relationship.  For additional information pertaining to this credit relationship please see, “Part I – Item 2 – Financial Condition – Allowance for Loan Losses.”

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously mentioned mergers.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses, gain or loss on other real estate owned and gain or loss on the sale of other repossessed property.  For the three months ended June 30, 2019, there was $235 thousand in other real estate owned expense, including provision for unrealized losses, and $74 thousand loss on the sale of other real estate owned partially offset by $7 thousand gain on the sale of other repossessed assets.  For the three months ended June 30, 2018, there were gains on the sale of other real estate owned of $592 thousand and gain on sale of other repossessed assets of $86 thousand partially offset by other real estate owned expense, including provision for unrealized losses, of $7 thousand.

Other:  Other non-interest expenses consist of subscriptions; memberships and dues; employee expenses, including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses.  For the three months ended June 30, 2019, employee expenses, including travel, meals, entertainment and education, were $365 thousand, insurance expense was $238 thousand and bank service charges were $133 thousand.  For the three months ended June 30, 2018, employee expenses, including travel, meals, entertainment and education, were $363 thousand, insurance expense was $188 thousand and bank service charges were $182 thousand.

Merger expenses:  Merger expenses were $276 thousand for the three months ended June 30, 2019 and $5.2 million for the three months ended June 30, 2018.  The merger expenses for the three-month period ended June 30, 2019 were associated with the MidFirst acquisition.

Six months ended June 30, 2019 compared with six months ended June 30, 2018:  For the six months ended June 30, 2019, non-interest expense totaled $50.6 million, an increase of $5.0 million, or 10.9%, compared with the six months ended June 30, 2018.  Changes in the various components of non-interest expense for the six months ended June 30, 2019 and 2018 are discussed in more detail in the following table.

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Salaries and employee benefits	$27,165	$22,520	$4,645	20.6%
Net occupancy and equipment	4,155	3,813	342	9.0%
Data processing	4,763	3,642	1,121	30.8%
Professional fees	2,384	1,559	825	52.9%
Advertising and business development	1,368	1,284	84	6.5%
Telecommunications	1,070	801	269	33.6%
FDIC insurance	1,008	754	254	33.7%
Courier and postage	668	558	110	19.7%
Free nationwide ATM cost	781	622	159	25.6%
Loan expense	443	491	(48)	(9.8)%
Amortization of core deposit intangibles	1,564	1,009	555	55.0%
Other real estate owned	414	(403)	817	(202.7)%
Other	3,868	3,185	683	21.4%
Sub-Total	49,651	39,835	9,816	24.6%
Merger expenses	915	5,767	(4,852)	(84.1)%
Total non-interest expense	$50,566	$45,602	$4,964	10.9%

Salaries and employee benefits:  There was a $4.6 million increase in salaries and employee benefits for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.  Roughly $2.1 million, or 44.2%, of this increase reflects the addition of staff related to the May 2018 KBC merger; the addition of staff related to the May 2018 Adams merger; the addition of staff related to the August 2018 City Bank acquisition; and to a lesser extent the addition of staff related to the February 2019 MidFirst acquisition.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating leases, repairs and maintenance, insurance, property taxes and utilities and is net of incidental rental income of excess facilities.  The majority of the increase is due to the addition of five banking locations associated with the KBC merger, the addition of one banking location associated with the Adams merger, additional banking location associated with the City Bank acquisition and the addition of three banking locations associated with the MidFirst acquisition.

Data processing:  The increase was principally due to increased debit card processing costs as usage increased mainly related to mergers and acquisitions and software license expense.

Professional fees:  The increase of $825 thousand, or 52.9%, is principally due to an increase in accounting fees of $234 thousand, an increase in advisor services of $221 thousand, an increase in consulting fees of $196 thousand and an increase in attorney fees of $124 thousand.  During the six-month period ended June 30, 2019, there was $55 thousand in accounting fees and $284 thousand in attorney fees directly related to one specific credit relationship.  For additional information pertaining to this credit relationship please see, “Part I – Item 2 – Financial Condition – Allowance for Loan Losses.”

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously mentioned mergers.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses, gain or loss on other real estate owned and gain or loss on the sale of other repossessed property.  For the six months ended June 30, 2019, there was $372 thousand in other real estate owned expense, including provision for unrealized losses, and $49 thousand loss on the sale of other real estate owned partially offset by $7 thousand gain on the sale of other repossessed assets.  For the six months ended June 30, 2018, there were gains on the sale of other real estate owned of $595 thousand and gain on sale of other repossessed assets of $107 thousand partially offset by other real estate owned expense, including provision for unrealized losses, of $299 thousand.

Other:  Other non-interest expenses consist of subscriptions; memberships and dues; employee expenses, including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses.  For the six months ended June 30, 2019, employee expenses, including travel, meals, entertainment and education, were $767 thousand, insurance expense was $441 thousand and bank service charges were $320 thousand.  For the six months ended June 30, 2018, employee expenses, including travel, meals, entertainment and education, were $616 thousand, insurance expense was $333 thousand and bank service charges were $287 thousand.

Merger expenses:  Merger expenses were $915 thousand for the six months ended June 30, 2019 and $5.8 million for the six months ended June 30, 2018.  The merger expenses for the six-month period ended June 30, 2019 were mainly associated with the MidFirst acquisition.

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

Our efficiency ratio was 65.6% for the three months ended June 30, 2019, compared with 58.4% for the three months ended June 30, 2018.  The increase was primarily due to the effect on net interest income of the cost of interest-bearing liabilities rising at a faster rate than the yield on interest-earning assets, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” and increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Our efficiency ratio was 67.4% for the six months ended June 30, 2019, compared with 59.0% for the six months ended June 30, 2018.  The increase was primarily due to the effect on net interest income of the cost of interest-bearing liabilities rising at a faster rate than the yield on interest-earning assets, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” and increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Income Taxes

The provision for income taxes is influenced by the amount of pre-tax income (loss), the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Three months ended June 30, 2019 compared with three months ended June 30, 2018:  The effective income tax rate for the quarter ended June 30, 2019 was 21.4% as compared to 21.9% for the quarter ended June 30, 2018.  Excess tax benefits associated with the exercise of stock options and the settlement in stock of restricted stock units recorded in the second quarter of 2019 were $10 thousand.  No excess tax benefits associated with share-based compensation were recognized in the comparable period of 2018.

Six months ended June 30, 2019 compared with six months ended June 30, 2018:  The effective income tax rate for the six months ended June 30, 2019 was 20.8% as compared to 22.2% for the six months ended June 30, 2018.  For both of the comparable periods, the estimated annual effective tax rates at which income tax expense was provided reflect, in addition to statutory tax rates, the levels of tax-exempt interest income, non-taxable life insurance income, non-deductible facilitative merger expense and other non-deductible expenses in proportion to anticipated annual income before income taxes, as well as federal income tax credits anticipated to be available in each annual period.  Excess tax benefits associated with the exercise of stock options and the settlement in stock of restricted stock units recorded in the first six months of 2019 were $18 thousand as compared to $6 thousand in the comparable period of 2018.

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

Financial Condition

Our total assets increased $118.4 million to $4.18 billion from December 31, 2018 to June 30, 2019.  The increase in total assets was primarily from an increase of $98.3 million in net loans held for investment.  Our total liabilities increased $115.9 million to $3.72 billion at June 30, 2019.  The increase in total liabilities was primarily from increases in total deposits of $62.4 million, largely due to the MidFirst acquisition, and an increase of $59.9 million in FHLB borrowings partially offset by a decrease in retail repurchase agreements of $9.0 million.  Our total stockholders’ equity increased $2.5 million from $455.9 million at December 31, 2018 to $458.4 million at June 30, 2019.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At June 30, 2019, our gross loans held for investment totaled $2.68 billion, an increase of $104.6 million, or 4.1%, compared with December 31, 2018.  The overall increase in loan volume consisted of $115.4 million from residential real estate, $70.5 million from real estate construction and $8.9 million from consumer, partially offset by reductions of $67.1 million in commercial real estate, $11.2 million from agricultural, $9.2 million from commercial and industrial and $2.7 million from agricultural real estate.  We also had loans classified as held-for-sale totaling $6.8 million at June 30, 2019.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of June 30, 2019, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At June 30, 2019, gross total loans, including loans held-for-sale, were 84.3% of deposits and 64.3% of total assets.  At December 31, 2018, gross total loans, including loans held-for-sale, were 82.5% of deposits and 63.5% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	June 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$592,569	22.1%	$601,782	23.4%	$(9,213)	(1.5)%
Real estate loans:
Commercial real estate	1,039,789	38.8%	1,106,871	43.0%	(67,082)	(6.1)%
Real estate construction	194,861	7.3%	124,346	4.8%	70,515	56.7%
Residential real estate	561,431	20.9%	446,060	17.3%	115,371	25.9%
Agricultural real estate	136,657	5.1%	139,332	5.4%	(2,675)	(1.9)%
Total real estate loans	1,932,738	72.1%	1,816,609	70.5%	116,129	6.4%
Consumer	71,791	2.7%	62,894	2.4%	8,897	14.1%
Agricultural	82,887	3.1%	94,123	3.7%	(11,236)	(11.9)%
Total loans held for investment	$2,679,985	100.0%	$2,575,408	100.0%	$104,577	4.1%
Total loans held for sale	$6,761	100.0%	$2,972	100.0%	$3,789	127.5%
Total loans held for investment (net of allowances)	$2,662,208	100.0%	$2,563,954	100.0%	$98,254	3.8%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, provide working capital, or meet other financing needs of the business.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm, nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2019 are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2019
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$219,825	$218,158	$154,586	$592,569
Real Estate:
Commercial real estate	163,587	546,130	330,072	1,039,789
Real estate construction	67,056	87,647	40,158	194,861
Residential real estate	13,299	14,384	533,748	561,431
Agricultural real estate	51,186	50,180	35,291	136,657
Total real estate	295,128	698,341	939,269	1,932,738
Consumer	17,235	45,442	9,114	71,791
Agricultural	61,648	19,072	2,167	82,887
Total	$593,836	$981,013	$1,105,136	$2,679,985
Loans with a predetermined fixed interest rate	270,172	591,091	357,186	1,218,449
Loans with an adjustable/floating interest rate	323,664	389,922	747,950	1,461,536
Total	$593,836	$981,013	$1,105,136	$2,679,985

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2018 are summarized in the following table.

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

Credit Quality Indicators

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Loans are analyzed individually and classified based on credit risk.  Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship.  We use the following definitions for risk ratings.

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

The risk category of loans by class of loans is as follows as of June 30, 2019.

Risk Category of Loans by Class

	As of June 30, 2019
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$543,942	$48,627	$592,569
Real estate:
Commercial real estate	1,018,967	20,822	1,039,789
Real estate construction	193,080	1,781	194,861
Residential real estate	546,849	14,582	561,431
Agricultural real estate	122,633	14,024	136,657
Total real estate	1,881,529	51,209	1,932,738
Consumer	70,930	861	71,791
Agricultural	77,390	5,497	82,887
Total	$2,573,791	$106,194	$2,679,985

The risk category of loans by class of loans is as follows as of December 31, 2018.

Risk Category of Loans by Class

	As of December 31, 2018
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$572,300	$29,482	$601,782
Real estate:
Commercial real estate	1,070,802	36,069	1,106,871
Real estate construction	123,438	908	124,346
Residential real estate	440,704	5,356	446,060
Agricultural real estate	129,285	10,047	139,332
Total real estate	1,764,229	52,380	1,816,609
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	$2,575,408

At June 30, 2019, loans considered unclassified decreased to 96.0% of total loans, down from 96.7% of total loans at December 31, 2018.  Classified loans were $106.2 million at June 30, 2019, an increase of $20.1 million, or 23.4%, from $86.1 million at December 31, 2018.  Classified balances related to one credit relationship were $29.2 million at June 30, 2019 and $9.0 million at December 31, 2018.  For additional information pertaining to this credit relationship please see, “Allowance for Loan Losses.”

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$61,171	$33,203
Accruing loans 90 or more days past due	—	18
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	5,764	6,372
Other repossessed assets	206	56
Total nonperforming assets	$67,141	$39,649
Ratios:
Nonperforming assets to total assets	1.61%	0.97%
Nonperforming assets to total loans plus OREO	2.51%	1.53%

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

The nonperforming loans at June 30, 2019 consisted of 321 separate credits and 234 separate borrowers.  We had ten non-performing loan relationships, totaling $40.5 million, with an outstanding balance in excess of $1.0 million as of June 30, 2019.  There was $264 thousand directly related to the KBC merger, $1.3 million directly related to the Adams merger and $3.3 million directly related to the City Bank acquisition.  The nonaccrual balance at June 30, 2019 included $29.2 million directly related to one credit relationship.  For additional information pertaining to this credit relationship please see, “Allowance for Loan Losses.”

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At June 30, 2019, the Company had $44.0 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $52.9 million at December 31, 2018.

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

In connection with our review of the loan portfolio, risk elements attributable to particular loan types or categories are considered when assessing the quality of individual loans.  Some of the risk elements include:

•

Commercial and industrial loans are dependent on the strength of the industries of the related borrowers and the success of their businesses.  Commercial and industrial loans are advanced for equipment purchases, to provide working capital or to meet other financing needs of the business.  These loans may be secured by accounts receivable, inventory, equipment or other business assets.  Financial information is obtained from the borrower to evaluate the debt service coverage and ability to repay the loans.

•

Commercial real estate loans are dependent on the industries tied to these loans as well as the local commercial real estate market.  The loans are secured by the real estate and appraisals are obtained to support the loan amount.  An evaluation of the project’s cash flows is performed to evaluate the borrower’s ability to repay the loan at the time of origination and periodically updated during the life of the loan.  Residential real estate loans are affected by the local residential real estate market, the local economy and movement in interest rates.  We evaluate the borrower’s repayment ability through a review of credit reports and debt to income ratios.  Appraisals are obtained to support the loan amount.

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

Purchased credit impaired loans: Please see “Critical Accounting Policies – Allowance for Loan Losses” for additional discussion of our purchased credit impaired loans policy.  For additional information about our purchased credit impaired loans see “NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Notes to Consolidated Financial Statements.

Analysis of allowance for loan losses:  At June 30, 2019, the allowance for loan losses totaled $17.8 million, or 0.66%, of total loans.  At December 31, 2018, the allowance for loan losses aggregated $11.5 million or 0.44% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $10.7 million, or 0.41%, of the $2.61 billion in loans collectively evaluated for impairment at June 30, 2019, compared to an allowance for loan losses of $9.6 million, or 0.38% of the $2.51 billion in loans collectively evaluated for impairment at December 31, 2018.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans increased to 1.44%, or 0.08%, adjusted for one credit relationship, for the three months ended June 30, 2019, as compared to 0.00% for the three months ended June 30, 2018.   For additional information pertaining to this credit relationship please see, “Allowance for Loan Losses.” Annualized net losses as a percentage of average loans increased to 0.80%, or 0.08% adjusted for the one credit relationship mentioned earlier, for the six months ended June 30, 2019, as compared to 0.03% for the six months ended June 30, 2018.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Average loans outstanding	$2,655,256	$2,317,071	$2,607,906	$2,220,559
Gross loans outstanding at end of period(1)	$2,679,985	$2,451,772	$2,679,985	$2,451,772
Allowance for loan losses at beginning of the period	$26,340	$9,316	$11,454	$8,498
Provision for loan losses	974	750	16,620	1,920
Charge-offs:
Commercial and industrial	(8,244)	(77)	(8,738)	(86)
Real estate:
Commercial real estate	(582)	—	(608)	(29)
Real estate construction	—	—	—	—
Residential real estate	(465)	(148)	(579)	(271)
Agricultural real estate	(28)	(80)	(34)	(80)
Consumer	(389)	(203)	(681)	(509)
Agricultural	(36)	(4)	(42)	(43)
Total charge-offs	(9,744)	(512)	(10,682)	(1,018)
Recoveries:
Commercial and industrial	1	7	49	8
Real estate:
Commercial real estate	47	269	49	277
Real estate construction	—	—	24	—
Residential real estate	28	184	38	197
Agricultural real estate	—	—	—	3
Consumer	129	61	223	189
Agricultural	2	8	2	9
Total recoveries	207	529	385	683
Net recoveries (charge-offs)	(9,537)	17	(10,297)	(335)
Allowance for loan losses at end of the period	$17,777	$10,083	$17,777	$10,083
Ratio of allowance to period-end loans	0.66%	0.41%	0.66%	0.41%
Annualized ratio of net charge-offs (recoveries) to average loans	1.44%	—	0.80%	0.03%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	June 30, 2019		December 31, 2018
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$7,948	44.7%	$2,707	23.6%
Real estate:
Commercial real estate	3,777	21.2%	3,108	27.1%
Real estate construction	935	5.3%	1,554	13.6%
Residential real estate	2,908	16.4%	2,320	20.3%
Agricultural real estate	525	2.9%	391	3.4%
Consumer	1,344	7.6%	1,070	9.3%
Agricultural	340	1.9%	304	2.7%
Total allowance for loan losses	$17,777	100.0%	$11,454	100.0%

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

In April 2019, the Company received new information on the relationship which we believe necessitated a specific provision to our allowance for loan loss against the relationship of $14.5 million.  This new information included data that the expected sale proceeds of one of the entities was significantly less than previously anticipated.  The Company also received new and current financial information on the other entity which, included but was not limited to potential sales values, indicated that the potential sale value from such borrowing entity was less than expected as of December 31, 2018.  Subsequently, $9.2 million of the relationship was charged off during the second quarter.

In addition, the Company has loans totaling $10.5 million, at June 30, 2019, against personal assets of the two principals of the companies noted above.  These loans are secured by residential real estate.

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

Management believes that the allowance for loan losses at June 30, 2019 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2019.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At June 30, 2019, the carrying amount of investment securities totaled $928.0 million, an increase of $10.8 million compared with December 31, 2018.  At June 30, 2019, securities represented 22.2% of total assets compared with 22.6% at December 31, 2018.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities (issued by government-sponsored entities)	$161,422	$161,082	$173,503	$168,875
Total available-for-sale securities	$161,422	$161,082	$173,503	$168,875

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	June 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$3,885	$3,906	$3,873	$3,860
Residential mortgage-backed securities (issued by government-sponsored entities)	585,906	593,573	567,766	560,467
Corporate	22,993	23,268	22,993	22,901
Small Business Administration loan pools	1,585	1,629	1,746	1,728
State and political subdivisions	152,581	155,674	151,978	151,033
Total held-to-maturity securities	$766,950	$778,050	$748,356	$739,989

At June 30, 2019 and December 31, 2018, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2019 and December 31, 2018.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	June 30, 2019
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	—%	$7	3.50%	$68	2.50%	$161,007	2.51%	$161,082	2.51%
Total available-for-sale securities	$—	—%	$7	3.50%	$68	2.50%	$161,007	2.51%	$161,082	2.51%
Held-to-maturity securities:
U.S. government-sponsored entities	$1,895	2.43%	$1,990	2.21%	$—	—%	$—	—%	$3,885	2.32%
Residential mortgage-backed securities (issued by government-sponsored entities)	1,366	2.24%	3,128	2.69%	71,607	2.95%	509,805	2.84%	585,906	2.85%
Corporate	—	—%	5,131	2.74%	17,862	5.23%	—	—%	22,993	4.67%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,585	2.73%	1,585	2.73%
State and political subdivisions(1)	9,877	1.23%	29,422	2.77%	36,952	2.91%	76,330	3.14%	152,581	2.89%
Total held-to-maturity securities	$13,138	1.51%	$39,671	2.73%	$126,421	3.26%	$587,720	2.88%	$766,950	2.91%
Total debt securities	$13,138	1.51%	$39,678	2.73%	$126,489	3.26%	$748,727	2.80%	$928,032	2.84%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2018
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage- backed securities (issued by government- sponsored entities)	$—	—%	$10	3.14%	$98	2.38%	$168,767	3.04%	$168,875	3.04%
Total available-for-sale securities	$—	—%	$10	3.14%	$98	2.38%	$168,767	3.04%	$168,875	3.04%
Held-to-maturity securities:
U.S. government- sponsored entities	$1,886	2.43%	$1,987	2.21%	$—	—%	$—	—%	$3,873	2.32%
Residential mortgage- backed securities (issued by government- sponsored entities)	1,373	2.23%	8,280	2.76%	72,060	2.83%	486,053	3.10%	567,766	3.05%
Corporate	—	—%	5,166	2.74%	17,827	5.21%	—	—%	22,993	4.66%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,746	2.61%	1,746	2.61%
State and political subdivisions(1)	4,540	4.06%	29,259	2.72%	36,378	3.04%	81,801	3.31%	151,978	3.15%
Total held-to-maturity securities	$7,799	3.34%	$44,692	2.71%	$126,265	3.23%	$569,600	3.12%	$748,356	3.12%
Total debt securities	$7,799	3.34%	$44,702	2.71%	$126,363	3.23%	$738,367	3.10%	$917,231	3.10%
(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At June 30, 2019 and December 31, 2018, 89.8% and 88.9% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.3 years and 5.0 years and a modified duration of 3.8 years and 4.4 years.

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

The following table shows our composition of deposits at June 30, 2019 and December 31, 2018.

Composition of Deposits

	June 30, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$487,430	15.3%	$503,831	16.1%
Interest-bearing demand	707,195	22.2%	671,320	21.5%
Savings and money market	997,909	31.3%	940,390	30.1%
Time	993,359	31.2%	1,007,906	32.3%
Total deposits	$3,185,893	100.0%	$3,123,447	100.0%

The following table shows deposits assumed in our 2019 acquisition, as of the time of such acquisition.

	MidFirst Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$12,662	12.9%
Interest-bearing demand	11,538	11.7%
Savings and money market	24,269	24.6%
Time	50,074	50.8%
Total deposits	$98,543	100.0%

Total deposits at June 30, 2019 were $3.19 billion, an increase of $62.4 million, or 2.0%, compared to total deposits of $3.12 billion at December 31, 2018.

Included in the savings and money market deposits are brokered deposit balances of $19.9 million as of June 30, 2019 and $21.0 million as of December 31, 2018.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  Although classified as brokered deposits for regulatory purposes, funds placed through the ICS service are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of June 30, 2019 were $30.5 million and $131.1 million at December 31, 2018.  Of these balances, $18.1 million at June 30, 2019 and $20.9 million at December 31, 2018 were reciprocal customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018	Change	%
	(Dollars in thousands)
3 months or less	$148,261	$157,033	$(8,772)	(5.6)%
Over 3 through 6 months	117,322	160,259	(42,937)	(26.8)%
Over 6 through 12 months	200,072	183,862	16,210	8.8%
Over 12 months	205,328	204,991	337	0.2%
Total Time Deposits	$670,983	$706,145	$(35,162)	(5.0)%

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.

Federal funds purchased and retail repurchase agreements:  We have available federal funds lines of credit with our correspondent banks.  As of June 30, 2019 and December 31, 2018, there were no federal funds purchased outstanding.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our repurchase agreements as sales for accounting purposes in our financial statements.  Repurchase agreements with banking customers are settled on the following business day.  For additional information see “NOTE 6 – BORROWINGS” in the Condensed Notes to Consolidated Financial Statements for additional information.

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

The subordinated debentures balance, including CTII, CTIII and CFSTI, was $14.4 million at June 30, 2019 and $14.3 million at December 31, 2018.  This increase is due to amortization of purchase accounting adjustments.

Liquidity and Capital Resources

Liquidity

Market and public confidence in our financial strength and financial institutions in general will largely determine access to appropriate levels of liquidity.  This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for future funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.  We measure our liquidity position by giving consideration to both on- and off-balance sheet sources of and demands for funds on a daily, weekly and monthly basis.

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

During the six-month periods ended June 30, 2019 and 2018, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.61 billion for the six months ended June 30, 2019, an increase of 9.2% over December 31, 2018 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 4.3 years and a modified duration of 3.9 years at June 30, 2019.

Cash and cash equivalents were $181.4 million at June 30, 2019, a decrease of $11.4 million from the $192.8 million cash and cash equivalents at December 31, 2018.  The decrease in cash and cash equivalents is driven primarily by $37.8 million in net cash used in investing activities somewhat offset by $19.0 million of net cash from operating activities combined with $7.5 million net cash provided by financing activities.  Cash and cash equivalents at January 1, 2019 plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first six months of 2019 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of June 30, 2019 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of June 30, 2019

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$5,279	$1,051	$226	$—	$6,556
Commitments to extend credit	230,708	83,135	26,207	123,651	463,701
Total	$235,987	$84,186	$26,433	$123,651	$470,257

Standby and Performance Letters of Credit:  Standby letters of credit are irrevocable commitments issued by us to guarantee the performance of a customer to a third party once specified pre-conditions are met.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.

Commitments to Extend Credit:  Commitments to originate loans and available lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments and lines of credit may expire without being drawn upon, the total commitment and lines of credit amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Mortgage loans in the process of origination represent amounts that we plan to fund within a normal period of 60 to 90 days which are intended for sale to investors in the secondary market.
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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2019 and December 31, 2018, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of June 30, 2019, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share and tangible book value per diluted common share and compares these values with book value per common share.

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$458,406	$453,463	$455,941	$443,237	$433,282
Less: goodwill	136,432	136,432	131,712	131,723	125,485
Less: core deposit intangibles, net	21,512	22,296	21,725	22,466	19,800
Less: mortgage servicing asset, net	8	10	11	13	14
Less: naming rights, net	1,195	1,206	1,217	1,228	1,239
Tangible common equity	$299,259	$293,519	$301,276	$287,807	$286,744
Common shares issued at period end	15,563,873	15,820,303	15,793,095	15,792,695	15,780,777
RSU shares vested	—	108	—	—	6,768
Common shares outstanding at period end	15,563,873	15,820,411	15,793,095	15,792,695	15,787,545
Diluted common shares outstanding at period end	15,758,747	16,036,700	16,085,729	16,118,067	16,131,096
Book value per common share	$29.45	$28.66	$28.87	$28.07	$27.44
Tangible book value per common share	$19.23	$18.55	$19.08	$18.22	$18.16
Tangible book value per diluted common share	$18.99	$18.30	$18.73	$17.86	$17.78

Tangible Common Equity to Tangible Assets:  Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles (net of accumulated amortization) and other intangible assets (net of accumulated amortization); (b) tangible assets as total assets less goodwill, core deposit intangibles (net of accumulated amortization) and other intangible assets (net of accumulated amortization); and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)).  For tangible common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

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

	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Total stockholders’ equity	$458,406	$453,463	$455,941	$443,237	$433,282
Less: goodwill	136,432	136,432	131,712	131,723	125,485
Less: core deposit intangibles, net	21,512	22,296	21,725	22,466	19,800
Less: mortgage servicing asset, net	8	10	11	13	14
Less: naming rights, net	1,195	1,206	1,217	1,228	1,239
Tangible common equity	$299,259	$293,519	$301,276	$287,807	$286,744
Total assets	$4,180,074	$4,065,354	$4,061,716	$3,931,036	$3,712,185
Less: goodwill	136,432	136,432	131,712	131,723	125,485
Less: core deposit intangibles, net	21,512	22,296	21,725	22,466	19,800
Less: mortgage servicing asset, net	8	10	11	13	14
Less: naming rights, net	1,195	1,206	1,217	1,228	1,239
Tangible assets	$4,020,927	$3,905,410	$3,907,051	$3,775,606	$3,565,647
Equity to assets	10.97%	11.15%	11.23%	11.28%	11.67%
Tangible common equity to tangible assets	7.44%	7.52%	7.71%	7.62%	8.04%

Return on Average Tangible Common Equity:  Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate (a) average tangible common equity as total average stockholders’ equity less average goodwill, core deposit intangibles (net of accumulated amortization) and other intangible assets (net of accumulated amortization); (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus intangible asset amortization less tax effect on intangible assets amortization; and (c) return on average tangible common equity as annualized adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Management believes that this measure is important to many investors in the marketplace who are interested in earnings quality on tangible common equity.  Goodwill and other intangible assets have the effect of increasing total stockholders’ equity while not increasing tangible common equity.

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	As of and for the three months ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Total average stockholders’ equity	$457,103	$459,713	$449,450	$439,771	$413,474
Less: average intangible assets	159,562	157,315	154,944	150,256	134,146
Average tangible common equity	$297,541	$302,398	$294,506	$289,515	$279,328
Net income (loss) allocable to common stockholders	$9,232	$(4,073)	$9,925	$10,322	$6,867
Amortization of intangible assets	797	791	752	707	637
Less: tax effect of intangible assets amortization	167	166	158	148	134
Adjusted net income (loss) allocable to common stockholders	$9,862	$(3,448)	$10,519	$10,881	$7,370
Return on total average stockholders’ equity (ROAE) annualized	8.10%	(3.59)%	8.76%	9.31%	6.66%
Return on average tangible common equity (ROATCE) annualized	13.29%	(4.62)%	14.17%	14.91%	10.58%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	Three months ended
	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018	June 30, 2018
	(Dollars in thousands)
Non-interest expense	$25,023	$25,543	$25,138	$23,647	$25,975
Less: merger expenses	276	639	938	757	5,236
Non-interest expense, excluding merger expenses	$24,747	$24,904	$24,200	$22,890	$20,739
Net interest income	$31,288	$30,639	$33,336	$32,755	$30,920
Non-interest income	$6,451	$5,324	$5,449	$5,433	$4,592
Less: net gain (loss) from securities transactions	7	6	5	(4)	(2)
Non-interest income, excluding net gain (loss) from securities transactions	$6,444	$5,318	$5,444	$5,437	$4,594
Net interest income plus non-interest income, excluding net gain (loss) from securities transactions	$37,732	$35,957	$38,780	$38,192	$35,514
Non-interest expense to net interest income plus non-interest income	66.31%	71.03%	64.81%	61.92%	73.14%
Efficiency Ratio	65.59%	69.26%	62.40%	59.93%	58.40%

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

We manage exposure to interest rates by structuring the balance sheet in the ordinary course of business.  We have the ability to enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Currently, we do not have a material exposure to these instruments.  We also have the ability to enter into interest rate swaps as an accommodation to our customers in connection with an interest rate swap program.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

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

The change in the impact of net interest income from the base case for June 30, 2019 and December 31, 2018, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease, the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for June 30, 2019 and December 31, 2018 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and as interest rates decrease, the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 45.5% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2019	December 31, 2018
+300 basis points	(13.2)%	(13.0)%
+200 basis points	(8.1)%	(8.0)%
+100 basis points	(3.5)%	(3.8)%
0 basis points	—	—
-100 basis points	1.7%	2.0%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2019	December 31, 2018
+300 basis points	(10.8)%	(16.2)%
+200 basis points	(5.5)%	(8.2)%
+100 basis points	(1.4)%	(2.5)%
0 basis points	—	—
-100 basis points	(4.5)%	0.3%

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019 and concluding October 30, 2020.  The repurchase program does not obligate us to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.

The following table presents shares that have been repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1, 2019 through April 30, 2019	15,000	$26.35	15,000	1,085,000
May 1, 2019 through May 31, 2019	165,944	$26.38	165,944	919,056
June 1, 2019 through June 30, 2019	96,862	$25.15	96,862	822,194
Total	277,806	$25.95	277,806	822,194

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

Equity Bancshares, Inc.

August 5, 2019	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 5, 2019	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer