Form 10-Q
period 2019-09-30
EQUITY BANCSHARES INC
filed 2019-11-12
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 31, 2019, the registrant had 15,442,584 shares of common stock, $0.01 par value per share, outstanding.

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
•

our ability to remediate, on a timely basis, our material weakness in our control over financial reporting, relating to the reconciliation process, for a portion of our corporate accounts to our general ledger, and

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2019 and December 31, 2018

(Dollar amounts in thousands)

	(Unaudited) September 30,	December 31,
	2019	2018
ASSETS
Cash and due from banks	$167,895	$192,735
Federal funds sold	158	83
Cash and cash equivalents	168,053	192,818
Interest-bearing time deposits in other banks	3,497	4,991
Available-for-sale securities	152,680	168,875
Held-to-maturity securities, fair value of $778,966 and $739,989	764,163	748,356
Loans held for sale	8,784	2,972
Loans, net of allowance for loan losses of $17,875 and $11,454	2,583,049	2,563,954
Other real estate owned, net	5,944	6,372
Premises and equipment, net	84,481	80,442
Bank-owned life insurance	74,599	73,105
Federal Reserve Bank and Federal Home Loan Bank stock	31,710	29,214
Interest receivable	16,994	17,372
Goodwill	136,432	131,712
Core deposit intangibles, net	20,727	21,725
Other	23,550	19,808
Total assets	$4,074,663	$4,061,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$488,214	$503,831
Total non-interest-bearing deposits	488,214	503,831
Savings, NOW, and money market	1,689,606	1,611,710
Time	929,109	1,007,906
Total interest-bearing deposits	2,618,715	2,619,616
Total deposits	3,106,929	3,123,447
Federal funds purchased and retail repurchase agreements	40,652	50,068
Federal Home Loan Bank advances	410,093	384,898
Bank stock loan	14,770	15,450
Subordinated debentures	14,485	14,260
Contractual obligations	3,744	3,965
Interest payable and other liabilities	16,940	13,687
Total liabilities	3,607,613	3,605,775
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	174	173
Additional paid-in capital	382,155	379,085
Retained earnings	115,743	101,326
Accumulated other comprehensive loss	(423)	(4,867)
Employee stock loans	(77)	(121)
Treasury stock	(30,522)	(19,655)
Total stockholders’ equity	467,050	455,941
Total liabilities and stockholders’ equity	$4,074,663	$4,061,716

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2019	2018	2019	2018
Interest and dividend income
Loans, including fees	$38,051	$36,335	$112,611	$98,484
Securities, taxable	4,673	4,836	14,724	12,671
Securities, nontaxable	1,045	1,097	3,143	3,001
Federal funds sold and other	780	754	2,037	1,820
Total interest and dividend income	44,549	43,022	132,515	115,976
Interest expense
Deposits	10,507	6,510	32,381	16,566
Federal funds purchased and retail repurchase agreements	50	30	116	77
Federal Home Loan Bank advances	1,957	3,155	5,103	6,548
Bank stock loan	198	265	507	448
Subordinated debentures	311	307	955	875
Total interest expense	13,023	10,267	39,062	24,514
Net interest income	31,526	32,755	93,453	91,462
Provision for loan losses	679	1,291	17,299	3,211
Net interest income after provision for loan losses	30,847	31,464	76,154	88,251
Non-interest income
Service charges and fees	2,268	1,912	6,431	5,221
Debit card income	2,205	1,667	6,129	4,442
Mortgage banking	820	392	1,699	1,017
Increase in value of bank-owned life insurance	507	521	1,494	1,681
Net gain (loss) from securities transactions	4	(4)	17	(14)
Other	768	945	2,577	1,929
Total non-interest income	6,572	5,433	18,347	14,276
Non-interest expense
Salaries and employee benefits	13,039	12,361	40,204	34,881
Net occupancy and equipment	2,177	2,125	6,332	5,938
Data processing	2,673	2,195	7,436	5,837
Professional fees	991	686	3,375	2,245
Advertising and business development	806	802	2,174	2,086
Telecommunications	523	451	1,593	1,252
FDIC insurance	111	457	1,119	1,211
Courier and postage	352	321	1,020	879
Free nationwide ATM cost	459	364	1,240	986
Amortization of core deposit intangibles	784	694	2,348	1,703
Loan expense	165	319	608	810
Other real estate owned	(88)	355	326	(48)
Merger expenses	—	757	915	6,524
Other	2,231	1,760	6,099	4,945
Total non-interest expense	24,223	23,647	74,789	69,249
Income before income taxes	13,196	13,250	19,712	33,278
Provision for income taxes	2,790	2,928	4,147	7,378
Net income and net income allocable to common stockholders	$10,406	$10,322	$15,565	$25,900
Basic earnings per share	$0.67	$0.65	$0.99	$1.70
Diluted earnings per share	$0.66	$0.64	$0.98	$1.66

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months ended September 30, 2019 and 2018

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$10,406	$10,322	$15,565	$25,900
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	952	(1,565)	5,240	(5,701)
Amortization of unrealized losses on held-to-maturity securities	209	114	714	348
Total other comprehensive income (loss)	1,161	(1,451)	5,954	(5,353)
Tax effect	(293)	368	(1,510)	1,357
Other comprehensive income (loss), net of tax	868	(1,083)	4,444	(3,996)
Comprehensive income	$11,274	$9,239	$20,009	$21,904

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2019 and 2018

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at July 1, 2018	15,780,777	$173	$377,800	$81,079	$(5,994)	$(121)	$(19,655)	$433,282
Net income	—	—	—	10,322	—	—	—	10,322
Other comprehensive loss, net of tax effects	—	—	—	—	(1,083)	—	—	(1,083)
Stock based compensation	—	—	611	—	—	—	—	611
Common stock issued upon exercise of stock options	5,150	—	105	—	—	—	—	105
Common stock issued under stock-based incentive plan	6,768	—	—	—	—	—	—	—
Balance at September 30, 2018	15,792,695	$173	$378,516	$91,401	$(7,077)	$(121)	$(19,655)	$443,237

Balance at July 1, 2019	15,563,873	$173	$381,133	$105,337	$(1,291)	$(83)	$(26,863)	$458,406
Net income	—	—	—	10,406	—	—	—	10,406
Other comprehensive income, net of tax effects	—	—	—	—	868	—	—	868
Stock based compensation	—	—	617	—	—	—	—	617
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—	—
Common stock issued under stock-based incentive plan	450	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	19,221	—	405	—	—	—	—	405
Treasury stock purchases	(143,210)	—	—	—	—	—	(3,659)	(3,659)
Repayment on employee stock loans	—	—	—	—	—	6	—	6
Balance at September 30, 2019	15,440,334	$174	$382,155	$115,743	$(423)	$(77)	$(30,522)	$467,050

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2019 and 2018

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2018	14,605,607	$161	$331,339	$65,512	$(3,092)	$(121)	$(19,655)	$374,144
Net income	—	—	—	25,900	—	—	—	25,900
Other comprehensive loss, net of tax effects	—	—	—	—	(3,996)	—	—	(3,996)
Stock based compensation	1,375	—	1,950	—	—	—	—	1,950
Common stock issued upon exercise of stock options	6,400	—	123	—	—	—	—	123
Common stock issued under stock-based incentive plan	14,401	—	—	—	—	—	—	—
Issuance of common stock in connection with the acquisition of Kansas Bank Corporation, net of issuance expenses of $207	820,849	8	31,888	—	—	—	—	31,896
Issuance of common stock in connection with the acquisition of Adams Dairy Bancshares, Inc., net of issuance expenses of $236	344,063	4	13,216	—	—	—	—	13,220
Adoption of ASU 2016-01 reclassifying AFS equity securities with readily determined fair value	—	—	—	(11)	11	—	—	—
Balance at September 30, 2018	15,792,695	$173	$378,516	$91,401	$(7,077)	$(121)	$(19,655)	$443,237

Balance at January 1, 2019	15,793,095	$173	$379,085	$101,326	$(4,867)	$(121)	$(19,655)	$455,941
Net income	—	—	—	15,565	—	—	—	15,565
Other comprehensive income, net of tax effects	—	—	—	—	4,444	—	—	4,444
Stock based compensation	9,104	—	2,349	—	—	—	—	2,349
Common stock issued upon exercise of stock options	17,502	—	316	—	—	—	—	316
Common stock issued under stock-based incentive plan	22,428	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	19,221	—	405	—	—	—	—	405
Treasury stock purchases	(421,016)	—	—	—	—	—	(10,867)	(10,867)
Repayment on employee stock loans	—	—	—	—	—	44	—	44
Cumulative effect of change in accounting principle from implementation of ASU 2017-08	—	—	—	(1,148)	—	—	—	(1,148)
Balance at September 30, 2019	15,440,334	$174	$382,155	$115,743	$(423)	$(77)	$(30,522)	$467,050

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	(Unaudited) September 30,
	2019	2018
Cash flows from operating activities
Net income	$15,565	$25,900
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,349	1,950
Depreciation	2,637	2,276
Amortization of operating lease right-of-use asset	465	—
Amortization of cloud computing implementation costs	73	—
Provision for loan losses	17,299	3,211
Net (accretion) amortization of purchase accounting adjustments	(3,639)	(4,090)
Amortization of premiums and discounts on securities	4,315	2,364
Amortization of intangibles	2,385	1,740
Deferred income taxes	(383)	(150)
FHLB stock dividends	(704)	(1,053)
Loss (gain) on sales and valuation adjustments on other real estate owned	(143)	(384)
Net loss (gain) on securities transactions	—	(1)
Change in unrealized loss (gain) on equity securities	(17)	15
Loss (gain) on disposal of premises and equipment	(10)	(189)
Loss (gain) on sale of foreclosed assets	11	(7)
Loss (gain) on sales of loans	(1,405)	(842)
Originations of loans held for sale	(71,483)	(35,285)
Proceeds from the sale of loans held for sale	67,076	36,783
Increase in the value of bank-owned life insurance	(1,494)	(1,681)
Change in fair value of derivatives	502	(9)
Payments on operating lease payable	(583)	—
Net change in:
Interest receivable	394	(2,012)
Other assets	(3,104)	90
Interest payable and other liabilities	760	953
Net cash provided by (used in) operating activities	30,866	29,579
Cash flows from (to) investing activities
Purchases of available-for-sale securities	—	(36,007)
Purchases of held-to-maturity securities	(106,019)	(96,239)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	20,096	52,571
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	86,565	53,707
Net change in interest-bearing time deposits in other banks	1,494	992
Net change in loans	(26,499)	(160,479)
Capitalized construction cost of other real estate owned	(56)	—
Purchase of premises and equipment	(6,020)	(7,081)
Proceeds from sale of premises and equipment	10	1,200
Proceeds from sale of foreclosed assets	312	170
Net redemption (purchase) of FHLB and FRB stock	(1,792)	(11,864)
Proceeds from sale of other real estate owned	1,331	2,991
Proceeds from bank-owned life insurance death benefits	—	347
Cash paid for acquisition of Eastman	—	(55)
Purchase of KBC, net of cash acquired	—	12,774
Purchase of ADBI, net of cash acquired	—	(1,385)
Purchase of City Bank, net of cash acquired	—	8,759
Net cash received from acquisition of MidFirst locations	85,360	—
Net cash provided by (used in) investing activities	54,782	(179,599)
Cash flows from (to) financing activities

Net increase (decrease) in deposits	(115,208)	(73,220)
Net change in federal funds purchased and retail repurchase agreements	(9,416)	5,758
Net borrowings (payments) on Federal Home Loan Bank line of credit	27,453	205,365
Principal payments on Federal Home Loan Bank term advances	(2,240)	(500)
Proceeds from bank stock loan	7,208	22,500
Principal payments on bank stock loan	(7,888)	(588)
Principal payments on employee stock loans	44	—
Proceeds from the exercise of employee stock options	317	123
Proceeds from employee stock purchase plan	405	—
Purchase of treasury stock	(10,867)	—
Net change in contractual obligations	(221)	(234)
Net cash provided by (used in) financing activities	(110,413)	159,204
Net change in cash and cash equivalents	(24,765)	9,184
Cash and cash equivalents, beginning of period	192,818	52,195
Ending cash and cash equivalents	$168,053	$61,379
Supplemental cash flow information:
Interest paid	$37,536	$22,894
Income taxes paid, net of refunds	1,786	7,281
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	$906	$1,408
Operating leases recognized	3,546	—
Total fair value of assets acquired in purchase of KBC, net of cash	—	294,215
Total fair value of liabilities assumed in purchase of KBC	—	289,103
Total fair value of assets acquired in purchase of ADBI, net of cash	—	108,545
Total fair value of liabilities assumed in purchase of ADBI	—	102,406
Total fair value of assets acquired in purchase of City Bank, net of cash	—	129,758
Total fair value of liabilities assumed in purchase of City Bank	—	144,353
Total fair value of assets acquired in purchase of MidFirst locations	13,246	—
Total fair value of liabilities acquired in purchase of MidFirst locations	98,606	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2018, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 20, 2019.  Operating results for the three and nine months ended September 30, 2019, are not necessarily indicative of the results that may be expected for the year ending December 31, 2019, or any other period.

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

In August 2018, FASB issued ASU 2018-15, Intangibles-Goodwill and Other-Internal-Use Software; Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract.  This update required implementation costs of hosting arrangements that are considered a service contract to be capitalized.  The amendments in this update are effective for public business entities for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years.  Early adoption of the amendments in this update is permitted, including adoption in any interim period, for all entities.  The Company adopted this accounting standard effective October 1, 2018 which resulted in the Company capitalizing $311 of implementation costs during 2018.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets. This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company will be required to use a new forward-looking expected loss model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice, but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  The ASU is effective for the Company beginning in the first quarter of 2020.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company is currently finalizing the testing of the model and ensuring all internal controls related to model processing, ongoing data validation and reporting are in place and operating as intended for processing a parallel run as of September 30, 2019.  At this time an estimate of the impact to the Company’s financial statements is not known.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2019
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$152,068	$1,024	$(412)	$152,680
	$152,068	$1,024	$(412)	$152,680
December 31, 2018
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$173,503	$12	$(4,640)	$168,875
	$173,503	$12	$(4,640)	$168,875

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following table.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
September 30, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$2,739	$25	$(4)	$2,760
Residential mortgage-backed (securities issued by government sponsored entities)	584,230	11,339	(681)	594,888
Corporate	22,992	366	(39)	23,319
Small Business Administration loan pools	1,478	37	—	1,515
State and political subdivisions	152,724	3,783	(23)	156,484
	$764,163	$15,550	$(747)	$778,966
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$3,873	$7	$(20)	$3,860
Residential mortgage-backed (securities issued by government sponsored entities)	567,766	2,354	(9,653)	560,467
Corporate	22,993	234	(326)	22,901
Small Business Administration loan pools	1,746	—	(18)	1,728
State and political subdivisions	151,978	804	(1,749)	151,033
	$748,356	$3,399	$(11,766)	$739,989

The tables above present unrecognized gains and losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at September 30, 2019, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$15,851	$15,888
One to five years	—	—	33,321	34,018
Five to ten years	—	—	54,978	56,338
After ten years	—	—	75,783	77,834
Mortgage-backed securities	152,068	152,680	584,230	594,888
Total debt securities	$152,068	$152,680	$764,163	$778,966

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $750,299 at September 30, 2019 and $800,744 at December 31, 2018.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2019 and December 31, 2018.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$9,842	$(12)	$39,655	$(400)	$49,497	$(412)
Total temporarily impaired securities	$9,842	$(12)	$39,655	$(400)	$49,497	$(412)
December 31, 2018
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)
Total temporarily impaired securities	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$996	$(4)	$996	$(4)
Residential mortgage-backed (issued by government-sponsored entities)	19,383	(65)	128,867	(811)	148,250	(876)
Corporate	7,840	(39)	—	—	7,840	(39)
Small Business Administration loan pools	818	(8)	—	—	818	(8)
State and political subdivisions	2,431	(4)	785	(2)	3,216	(6)
Total temporarily impaired securities	$30,472	$(116)	$130,648	$(817)	$161,120	$(933)
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$1,882	$(3)	$982	$(17)	$2,864	$(20)
Residential mortgage-backed (issued by government-sponsored entities)	31,270	(356)	294,127	(10,579)	325,397	(10,935)
Corporate	7,500	(326)	5,182	(49)	12,682	(375)
Small Business Administration loan pools	—	—	1,728	(37)	1,728	(37)
State and political subdivisions	40,415	(473)	45,137	(1,561)	85,552	(2,034)
Total temporarily impaired securities	$81,067	$(1,158)	$347,156	$(12,243)	$428,223	$(13,401)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of September 30, 2019, the Company held 18 available-for-sale securities and 106 held-to-maturity securities in an unrealized loss position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Proceeds	$—	$—	$—	$33,419
Gross gains	—	—	—	—
Gross losses	—	—	—	—
Income tax expense on net realized gains	—	—	—	—

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Commercial real estate	$1,183,305	$1,231,217
Commercial and industrial	585,797	601,782
Residential real estate	531,257	446,060
Agricultural real estate	143,718	139,332
Consumer	70,944	62,894
Agricultural	85,903	94,123
Total loans	2,600,924	2,575,408
Allowance for loan losses	(17,875)	(11,454)
Net loans	$2,583,049	$2,563,954

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the first nine months of 2019, the Company purchased eight pools of residential real estate loans totaling $130,502.  As of September 30, 2019 and December 31, 2018, residential real estate loans include $161,548 and $64,558 of purchased residential real estate loans.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $8,990 with related loans of $666,671 at September 30, 2019, and $11,372 with related loans of $827,676 at December 31, 2018.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $916 at September 30, 2019 and $1,279 at December 31, 2018.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended September 30, 2019 and 2018.

September 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,712	$7,948	$2,908	$525	$1,344	$340	$17,777
Provision for loan losses	396	49	(324)	131	241	186	679
Loans charged-off	(506)	(18)	(355)	(9)	(313)	(5)	(1,206)
Recoveries	47	17	450	38	73	—	625
Total ending allowance balance	$4,649	$7,996	$2,679	$685	$1,345	$521	$17,875

September 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,495	$2,254	$2,663	$334	$983	$354	$10,083
Provision for loan losses	734	287	(20)	28	330	(68)	1,291
Loans charged-off	(90)	(3)	(91)	(13)	(526)	—	(723)
Recoveries	11	22	56	13	256	1	359
Total ending allowance balance	$4,150	$2,560	$2,608	$362	$1,043	$287	$11,010

 The following tables present the activity in the allowance for loan losses by class for the nine-month periods ended September 30, 2019 and 2018.

September 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Provision for loan losses	981	13,979	805	299	973	262	17,299
Loans charged-off	(1,114)	(8,756)	(934)	(43)	(994)	(47)	(11,888)
Recoveries	120	66	488	38	296	2	1,010
Total ending allowance balance	$4,649	$7,996	$2,679	$685	$1,345	$521	$17,875

September 30, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Provision for loan losses	1,241	483	455	120	865	47	3,211
Loans charged-off	(119)	(89)	(362)	(93)	(1,035)	(43)	(1,741)
Recoveries	288	30	253	16	445	10	1,042
Total ending allowance balance	$4,150	$2,560	$2,608	$362	$1,043	$287	$11,010

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of September 30, 2019 and December 31, 2018.

September 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$436	$5,238	$364	$157	$63	$101	$6,359
Collectively evaluated for impairment	3,343	2,744	2,293	430	1,282	325	10,417
Purchased credit impaired loans	870	14	22	98	—	95	1,099
Total	$4,649	$7,996	$2,679	$685	$1,345	$521	$17,875
Loan Balance:
Individually evaluated for impairment	$5,327	$21,341	$8,682	$1,115	$624	$749	$37,838
Collectively evaluated for impairment	1,165,740	558,958	519,818	137,063	70,292	83,044	2,534,915
Purchased credit impaired loans	12,238	5,498	2,757	5,540	28	2,110	28,171
Total	$1,183,305	$585,797	$531,257	$143,718	$70,944	$85,903	$2,600,924

December 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$242	$185	$391	$22	$62	$10	$912
Collectively evaluated for impairment	3,695	2,493	1,861	367	925	293	9,634
Purchased credit impaired loans	725	29	68	2	83	1	908
Total	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Loan Balance:
Individually evaluated for impairment	$4,068	$24,275	$4,434	$856	$678	$2,252	$36,563
Collectively evaluated for impairment	1,213,653	571,171	438,739	133,415	61,978	89,194	2,508,150
Purchased credit impaired loans	13,496	6,336	2,887	5,061	238	2,677	30,695
Total	$1,231,217	$601,782	$446,060	$139,332	$62,894	$94,123	$2,575,408

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of September 30, 2019 and December 31, 2018.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	September 30, 2019			December 31, 2018
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,287	$2,962	$—	$1,685	$1,647	$—
Commercial and industrial	557	546	—	22,701	22,651	—
Residential real estate	5,072	5,040	—	533	527	—
Agricultural real estate	964	933	—	2,038	2,035	—
Consumer	32	—	—	61	55	—
Agricultural	—	—	—	756	756	—
Subtotal	9,912	9,481	—	27,774	27,671	—
With an allowance recorded:
Commercial real estate	8,434	6,830	1,305	8,700	7,179	967
Commercial and industrial	21,108	20,933	5,252	2,255	1,911	214
Residential real estate	4,073	3,859	387	4,934	4,582	459
Agricultural real estate	1,560	1,439	255	261	242	24
Consumer	689	624	63	1,144	859	145
Agricultural	1,843	1,591	196	162	106	11
Subtotal	37,707	35,276	7,458	17,456	14,879	1,820
Total	$47,619	$44,757	$7,458	$45,230	$42,550	$1,820

The tables below present average recorded investment and interest income related to impaired loans for the three and nine months ended September 30, 2019 and 2018.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,327	$3	$1,938	$14
Commercial and industrial	808	—	4,664	—
Residential real estate	7,800	19	918	6
Agricultural real estate	1,750	—	2,299	6
Consumer	15	—	53	—
Agricultural	161	—	417	—
Subtotal	13,861	22	10,289	26
With an allowance recorded:
Commercial real estate	7,032	—	2,463	79
Commercial and industrial	21,066	9	856	16
Residential real estate	3,891	20	4,309	16
Agricultural real estate	1,296	2	264	—
Consumer	728	4	480	1
Agricultural	1,128	—	143	—
Subtotal	35,141	35	8,515	112
Total	$49,002	$57	$18,804	$138

	As of and for the nine months ended
	September 30, 2019		September 30, 2018
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$7,427	$82	$1,840	$132
Commercial and industrial	2,064	5	6,188	66
Residential real estate	4,161	50	798	16
Agricultural real estate	1,804	—	1,196	18
Consumer	31	—	26	—
Agricultural	300	—	324	18
Subtotal	15,787	137	10,372	250
With an allowance recorded:
Commercial real estate	7,140	74	1,847	81
Commercial and industrial	18,528	12	858	16
Residential real estate	6,965	28	4,090	38
Agricultural real estate	907	2	476	2
Consumer	772	9	495	4
Agricultural	663	2	496	4
Subtotal	34,975	127	8,262	145
Total	$50,762	$264	$18,634	$395

The following tables present the aging of the recorded investment in past due loans as of September 30, 2019 and December 31, 2018, by portfolio and class of loans.

September 30, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,514	$704	$—	$12,311	$1,167,776	$1,183,305
Commercial and industrial	413	315	—	21,945	563,124	585,797
Residential real estate	779	1,582	3	9,342	519,551	531,257
Agricultural real estate	67	46	—	5,206	138,399	143,718
Consumer	246	147	49	624	69,878	70,944
Agricultural	73	—	—	1,591	84,239	85,903
Total	$4,092	$2,794	$52	$51,019	$2,542,967	$2,600,924

December 31, 2018	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,302	$259	$—	$12,768	$1,216,888	$1,231,217
Commercial and industrial	509	2,467	—	6,954	591,852	601,782
Residential real estate	782	2,188	18	5,257	437,815	446,060
Agricultural real estate	—	30	—	4,857	134,445	139,332
Consumer	501	157	—	914	61,322	62,894
Agricultural	186	3	—	2,453	91,481	94,123
Total	$3,280	$5,104	$18	$33,203	$2,533,803	$2,575,408

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

The risk category of loans by class of loans is as follows as of September 30, 2019 and December 31, 2018.

September 30, 2019	Unclassified	Classified	Total
Commercial real estate	$1,165,707	$17,598	$1,183,305
Commercial and industrial	535,939	49,858	585,797
Residential real estate	521,906	9,351	531,257
Agricultural real estate	130,920	12,798	143,718
Consumer	70,320	624	70,944
Agricultural	80,259	5,644	85,903
Total	$2,505,051	$95,873	$2,600,924

December 31, 2018	Unclassified	Classified	Total
Commercial real estate	$1,194,240	$36,977	$1,231,217
Commercial and industrial	572,300	29,482	601,782
Residential real estate	440,704	5,356	446,060
Agricultural real estate	129,285	10,047	139,332
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	$2,575,408

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The table below lists recorded investments in purchased credit impaired loans as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Contractually required principal payments	$36,150	$40,772
Discount	(7,979)	(10,077)
Recorded investment	$28,171	$30,695

The accretable yield associated with these loans was $3,758 and $3,785 as of September 30, 2019 and December 31, 2018.  The interest income recognized on these loans for the three-month periods ended September 30, 2019, and 2018, was $1,479 and $631.  The interest income recognized on these loans for the nine-month periods ended September 30, 2019, and 2018, was $2,011 and

$2,009.  For the three and nine-month periods ended September 30, 2019, there was a provision for loan losses of $28 and $191 recorded for these loans.  For the three and nine-month periods ended September 30, 2018, there was a provision for loan losses of $612 and $466 for these loans.

Troubled Debt Restructurings

The Company had no loans modified under troubled debt restructurings as of September 30, 2019 or December 31, 2018.

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At September 30, 2019, the portfolio of interest rate swaps had a weighted average maturity of 7.5 years, a weighted average pay rate of 5.19% and a weighted average rate received of 5.10%.  At December 31, 2018, the portfolio of interest rate swaps had a weighted average maturity of 7.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 5.10%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At September 30, 2019, this portfolio of interest rate swaps had a weighted average maturity of 9.0 years, weighted average pay rate of 5.04% and a weighted average rate received of 5.04%.  At December 31, 2018, this portfolio of interest rate swaps had a weighted average maturity of 7.6 years, weighted average pay rate of 5.18% and weighted average rate received of 5.18%.

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  At September 30, 2019, the interest rate cap had a term of 0.1 years and a cap rate of 4.50%.  At December 31, 2018, the interest rate cap had a term of 0.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2019 and December 31, 2018.

	September 30, 2019			December 31, 2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,848	$3	$251	$16,743	$242	$—
Total derivatives designated as hedging relationships	5,848	3	251	16,743	242	—
Derivatives not designated as hedging instruments:
Interest rate swaps	114,835	4,536	5,125	38,073	690	777
Interest rate caps/floors	2,046	—	—	2,264	1	—
Total derivatives not designated as hedging instruments	116,881	4,536	5,125	40,337	691	777
Total	$122,729	4,539	5,376	$57,080	933	777
Cash collateral		—	(5,740)		(531)	(541)
Netting adjustments		364	364		289	289
Net amount presented in Balance Sheet		$4,903	$—		$691	$525

 The table below lists designated and qualifying hedged items in fair value hedges at September 30, 2019.

	September 30, 2019
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$6,094	$248	$—
Total	$6,094	$248	$—

Prior to the implementation of ASU 2017-12, derivative gains/(losses) for derivatives in hedging relationships were reported in other income as hedge ineffectiveness; net interest settlements on those derivatives were recorded to loan interest income; and derivative gains/(losses) and the related net interest settlements for economic derivatives were reported in other income. The Company implemented ASU 2017-12 effective January 1, 2019, and currently reports hedging derivative gains/(losses) as adjustments to loan interest income along with the related net interest settlements; and the derivative gains/(losses) and net interest settlements for economic derivatives are reported in other income. For the three and nine-month periods ended September 30, 2019 and 2018, the Company recorded net gains/(losses) on derivatives and hedging activities.

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(180)	82	(501)	82
Interest rate caps/floors	—	—	(1)	—
Total net gains (losses) related to derivatives not designated as hedging instruments	(180)	82	(502)	82
Net gains (losses) on derivatives and hedging activities	$(180)	$82	$(502)	$82

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended September 30, 2019 and 2018.

	September 30, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$307	$(307)	$—	$2
Total	$307	$(307)	$—	$2

	September 30, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$157	$(157)	$—	$(6)
Total	$157	$(157)	$—	$(6)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine-month periods ended September 30, 2019 and 2018.

	September 30, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(489)	$489	$—	$21
Total	$(489)	$489	$—	$21

	September 30, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$740	$(740)	$—	$(44)
Total	$740	$(740)	$—	$(44)

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

At September 30, 2019, the Company had lease liabilities totaling $3,031 and right-of-use assets totaling $3,075 related to these leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

	September 30, 2019
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,048	$2,998	13.9	3.08%
Equipment leases	27	33	2.3	2.59%
Total operating leases	$3,075	$3,031	13.8	3.08%

Operating lease costs are listed below.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$185	$540
Short-term lease cost	—	—
Variable lease cost	12	35
Total operating lease cost	$197	$575

Rent expense for the three and nine-month periods ending September 30, 2018, prior to the adoption of ASU 2016-02, were $189 and $512.

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or nine-month periods ended September 30, 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	September 30, 2019
Due in one year or less	$628
Due after one year through two years	488
Due after two years through three years	431
Due after three years through four years	357
Due after four years through five years	163
Thereafter	1,815
Total undiscounted cash flows	3,882
Discount on cash flows	(851)
Total operating lease liability	$3,031

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2019 and December 31, 2018 are listed below.

	September 30, 2019	December 31, 2018
Federal funds purchased	$—	$—
Retail repurchase agreements	40,652	50,068

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $49,571 and $51,701 at September 30, 2019 and December 31, 2018. The agreements are on a day-to-day basis and can be terminated on demand.

	September 30, 2019	December 31, 2018
Year-to-date average daily balance during the period	$43,054	$43,536
Maximum month-end balance year-to-date	$45,575	$53,815
Weighted average interest rate at period-end	0.46%	0.28%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of September 30, 2019 are listed below.

	September 30, 2019	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$396,223	2.20%	—
Federal Home Loan Bank fixed-rate term advances	13,809	2.80%	2.8
Total principal outstanding	410,032
Merger purchase accounting adjustment	61
Total Federal Home Loan Bank advances	$410,093

Federal Home Loan Bank advances as of December 31, 2018 are listed below.

	December 31, 2018	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$368,770	2.65%	—
Federal Home Loan Bank fixed-rate term advances	16,049	2.81%	3.1
Total principal outstanding	384,819
Merger purchase accounting adjustment	79
Total Federal Home Loan Bank advances	$384,898

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $864,569 and $951,196 at September 30, 2019 and December 31, 2018.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $415,089 and $534,627 at September 30, 2019 and December 31, 2018.

Future principal repayments of the September 30, 2019 outstanding balances are as follows.

Due in one year or less	$399,211
Due after one year through two years	2,357
Due after two years through three years	2,357
Due after three years through four years	2,357
Due after four years through five years	2,107
Thereafter	1,643
Total	$410,032

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

Bank stock loan advances as of September 30, 2019 are listed below.

	September 30, 2019	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$14,770	5.00%	4.2

Bank stock loan advances as of December 31, 2018 are listed below.

	December 31, 2018	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$15,450	5.50%	4.5

Future principal repayments of the September 30, 2019 outstanding balances are as follows.

Due in one year or less	$2,326
Due after one year through two years	2,326
Due after two years through three years	2,326
Due after three years through four years	3,626
Due after four years through five years	4,166
Thereafter	—
Total	$14,770

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due.  The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated Debentures

In conjunction with prior acquisitions, the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company.

FCB Capital Trust II (“CTII”):  The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% on the stated liquidation amount of the trust securities.  These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption.

FCB Capital Trust III (“CTIII”):  The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% on the stated liquidation amount of the trust securities.  These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037, or upon earlier redemption.

Community First (AR) Statutory Trust I (“CFSTI”):  The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% on the stated liquidation amount of the trust securities.  These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032, or upon earlier redemption.

Subordinated debentures as of September 30, 2019 and December 31, 2018 are listed below.

	September 30, 2019	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	4.30%	15.6
CTIII subordinated debentures	5,155	4.01%	17.7
CFSTI subordinated debentures	5,155	5.36%	13.2
Total contractual balance	20,620
Fair market value adjustments	(6,135)
Total subordinated debentures	$14,485

	December 31, 2018	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	4.44%	16.3
CTIII subordinated debentures	5,155	4.68%	18.5
CFSTI subordinated debentures	5,155	6.07%	14.0
Total contractual balance	20,620
Fair market value adjustments	(6,360)
Total subordinated debentures	$14,260

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At September 30, 2019 and December 31, 2018, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Class A common stock – issued	17,132,393	17,064,138
Class A common stock – held in treasury	(1,692,059)	(1,271,043)
Class A common stock – outstanding	15,440,334	15,793,095
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on April 24, 2019.  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  The first offering period began on February 15, 2019, and ended on August 14, 2019.  In connection with the first offering, a total of 19,221 shares were purchased at a price of $21.07 per share.  The second offering period began August 15, 2019, and will end February 14, 2020.  ESPP compensation expense of $27 and $89 was recorded for the three and nine-month periods ended September 30, 2019.

Treasury stock is stated at cost, determined by the first-in, first-out method.

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019 and concluding October 30, 2020.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.  Under this program, during the third quarter of 2019, the Company repurchased a total of 143,210 shares of the Company’s outstanding common stock at an average price paid of $25.55 per share.  A total of 421,016 shares have been purchased pursuant to the repurchase program at an average price paid of $25.81.

Employee stock loans

In May 2015, in connection with the termination of a discontinued restricted stock unit plan (“Plan”), the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the Plan termination.  These loans totaling $77 at September 30, 2019 and $121 at December 31, 2018, are collateralized with the shares received, have a maturity date of December 31, 2019 and have an interest rate of 2.72%.

Accumulated other comprehensive income (loss)

At September 30, 2019 and December 31, 2018, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income (loss) as of September 30, 2019 and December 31, 2018, are listed below.

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income (Loss)
September 30, 2019
Net unrealized or unamortized gains (losses)	$612	$(1,177)	$(565)
Tax effect	(154)	296	142
	$458	$(881)	$(423)
December 31, 2018
Net unrealized or unamortized gains (losses)	$(4,628)	$(1,891)	$(6,519)
Tax effect	1,173	479	1,652
	$(3,455)	$(1,412)	$(4,867)

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

As of September 30, 2019, management believes that the Company meets all capital adequacy requirements to which they are subject and the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action, including the capital conservation buffer.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2019 and December 31, 2018 are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2019
Total capital to risk weighted assets
Equity Bancshares, Inc.	$347,082	12.21%	$298,357	10.50%	$298,357	10.50%	$ N/A	N/A
Equity Bank	342,244	12.06%	298,044	10.50%	298,044	10.50%	283,851	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	329,207	11.59%	241,527	8.50%	241,527	8.50%	N/A	N/A
Equity Bank	324,369	11.43%	241,274	8.50%	241,274	8.50%	227,081	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	314,722	11.08%	198,905	7.00%	198,905	7.00%	N/A	N/A
Equity Bank	324,369	11.43%	198,696	7.00%	198,696	7.00%	184,503	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	329,207	8.49%	155,020	4.00%	155,020	4.00%	N/A	N/A
Equity Bank	324,369	8.38%	154,778	4.00%	154,778	4.00%	193,473	5.00%
December 31, 2018
Total capital to risk weighted assets
Equity Bancshares, Inc.	$337,649	11.86%	$281,222	9.88%	$299,021	10.50%	$ N/A	N/A
Equity Bank	338,180	11.89%	280,845	9.88%	298,619	10.50%	284,400	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,195	11.45%	224,266	7.88%	242,065	8.50%	N/A	N/A
Equity Bank	326,726	11.49%	223,965	7.88%	241,740	8.50%	227,520	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	311,935	10.95%	181,548	6.38%	199,347	7.00%	N/A	N/A
Equity Bank	326,726	11.49%	181,305	6.38%	199,080	7.00%	184,860	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	326,195	8.60%	151,731	4.00%	151,731	4.00%	N/A	N/A
Equity Bank	326,726	8.62%	151,590	4.00%	151,590	4.00%	189,488	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine-month periods ended September 30, 2019 and 2018.

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Basic:
Net income allocable to common stockholders	$10,406	$10,322	$15,565	$25,900
Weighted average common shares outstanding	15,513,969	15,787,760	15,677,972	15,253,589
Weighted average vested restricted stock units	73	1,692	1,584	5,887
Weighted average shares	15,514,042	15,789,452	15,679,556	15,259,476
Basic earnings per common share	$0.67	$0.65	$0.99	$1.70
Diluted:
Net income allocable to common stockholders	$10,406	$10,322	$15,565	$25,900
Weighted average common shares outstanding for:
Basic earnings per common share	15,514,042	15,789,452	15,679,556	15,259,476
Dilutive effects of the assumed exercise of stock options	178,285	316,181	201,024	300,171
Dilutive effects of the assumed vesting of restricted stock units	15,711	30,974	16,025	18,370
Average shares and dilutive potential common shares	15,708,038	16,136,607	15,896,605	15,578,017
Diluted earnings per common share	$0.66	$0.64	$0.98	$1.66

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table.

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Stock options	347,528	35,305	315,522	23,425
Restricted stock units	141,693	—	2,197	—
Total antidilutive shares	489,221	35,305	317,719	23,425

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

The following is a description of the valuation methodologies used for assets and liabilities measured at fair value, as well as the general classification of each instrument under the hierarchy:

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of securities available-for-sale and equity securities with readily determinable fair value are carried at fair value on a recurring basis.  To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as Level 1.  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company’s available-for-sale securities, including U.S. Government sponsored entity securities, residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies), corporate securities, Small Business Administration securities, and State and Political Subdivision securities are classified as Level 2.

The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the interest rate derivative.  Cash collateral received from or delivered to a derivative counterparty is classified as Level 1.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	September 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$152,680	$—
Derivative assets:
Derivative assets (included in other assets)	—	4,539	—
Cash collateral held by counterparty and netting adjustments	364	—	—
Total derivative assets	364	4,539	—
Other assets:
Equity securities with readily determinable fair value	492	—	—
Total other assets	492	—	—
Total assets	$856	$157,219	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,376	$—
Cash collateral held by counterparty and netting adjustments	(5,376)	—	—
Total derivative liabilities	(5,376)	5,376	—
Total liabilities	$(5,376)	$5,376	$—

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$168,875	$—
Derivative assets:
Derivative assets (included in other assets)	—	933	—
Cash collateral held by counterparty and netting adjustments	(242)	—	—
Total derivative assets	(242)	933	—
Other assets:
Equity securities with readily determinable fair value	475	—	—
Total other assets	475	—	—
Total assets	$233	$169,808	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$777	$—
Cash collateral held by counterparty	(252)	—	—
Total derivative liabilities	(252)	777	—
Total liabilities	$(252)	$777	$—

There were no material transfers between levels during the nine months ended September 30, 2019 or the year ended December 31, 2018.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	September 30, 2019
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$5,525
Commercial and industrial	—	—	15,681
Residential real estate	—	—	3,472
Agricultural real estate	—	—	1,184
Other	—	—	1,956
Other real estate owned:
Commercial real estate	—	—	1,667
Residential real estate	—	—	33

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$6,212
Commercial and industrial	—	—	1,697
Residential real estate	—	—	4,123
Agricultural real estate	—	—	218
Other	—	—	809
Other real estate owned:
Commercial real estate	—	—	1,391
Residential real estate	—	—	97

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2019 or at December 31, 2018.

Valuations of impaired loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved.  Appraisals may include the utilization of unobservable inputs, subjective factors and quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
September 30, 2019
Impaired real estate loans	$13,553	Sales Comparison Approach	Adjustments for differences between comparable sales	9% - 26% (17%)
Impaired other loans	$14,265	Multiple of Earnings	Multiples of earnings for comparable entities	5.3X
December 31, 2018
Impaired loans	$13,059	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 22% (13%)

Measurable inputs for other real estate owned were not material.

Carrying amount and estimated fair values of financial instruments at period end were as follows.

	September 30, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$168,053	$168,053	$168,053	$—	$—
Interest-bearing time deposits in other banks	3,497	3,497	—	3,497	—
Available-for-sale securities	152,680	152,680	—	152,680	—
Held-to-maturity securities	764,163	778,966	—	778,966	—
Loans held for sale	8,784	8,784	—	8,784	—
Loans, net of allowance for loan losses	2,583,049	2,572,294	—	—	2,572,294
Federal Reserve Bank and Federal Home Loan Bank stock	31,710	N/A	N/A	N/A	N/A
Interest receivable	16,994	16,994	—	16,994	—
Derivative assets	4,539	4,539	—	4,539	—
Cash collateral held by derivative counterparty and netting adjustments	364	364	364	—	—
Total derivative assets	4,903	4,903	364	4,539	—
Equity securities with readily determinable fair value	492	492	492	—	—
Total assets	$3,734,325	$3,706,663	$168,909	$965,460	$2,572,294
Financial liabilities:
Deposits	$3,106,929	$3,116,023	$—	$3,116,023	$—
Federal funds purchased and retail repurchase agreements	40,652	40,652	—	40,652	—
Federal Home Loan Bank advances	410,093	410,093	—	410,093	—
Bank stock loan	14,770	14,770	—	14,770	—
Subordinated debentures	14,485	14,485	—	14,485	—
Contractual obligations	3,744	3,744	—	3,744	—
Interest payable	4,821	4,821	—	4,821	—
Derivative liabilities	5,376	5,376	—	5,376	—
Cash collateral held by derivative counterparty and netting adjustments	(5,376)	(5,376)	(5,376)	—	—
Total derivative liabilities	—	—	(5,376)	5,376	—
Total liabilities	$3,595,494	$3,604,588	$(5,376)	$3,609,964	$—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$192,818	$192,818	$192,818	$—	$—
Interest-bearing time deposits in other banks	4,991	4,991	—	4,991	—
Available-for-sale securities	168,875	168,875	—	168,875	—
Held-to-maturity securities	748,356	739,989	—	739,989	—
Loans held for sale	2,972	2,972	—	2,972	—
Loans, net of allowance for loan losses	2,563,954	2,565,526	—	—	2,565,526
Federal Reserve Bank and Federal Home Loan Bank stock	29,214	N/A	N/A	N/A	N/A
Interest receivable	17,372	17,372	—	17,372	—
Derivative assets	933	933	—	933	—
Cash collateral held by derivative counterparty and netting adjustments	(242)	(242)	(242)	—	—
Total derivative assets	691	691	(242)	933	—
Equity securities with readily determinable fair value	475	475	475	—	—
Total assets	$3,729,718	$3,693,709	$193,051	$935,132	$2,565,526
Financial liabilities:
Deposits	$3,123,447	$3,124,654	$—	$3,124,654	$—
Federal funds purchased and retail repurchase agreements	50,068	50,068	—	50,068	—
Federal Home Loan Bank advances	384,898	384,898	—	384,898	—
Bank stock loan	15,450	15,450	—	15,450	—
Subordinated debentures	14,260	14,260	—	14,260	—
Contractual obligations	3,965	3,965	—	3,965	—
Interest payable	3,648	3,648	—	3,648	—
Derivative liabilities	777	777	—	777	—
Cash collateral held by derivative counterparty and netting adjustments	(252)	(252)	(252)	—	—
Total derivative liabilities	525	525	(252)	777	—
Total liabilities	$3,596,261	$3,597,468	$(252)	$3,597,720	$—

The fair value of off-balance-sheet items is not considered material.

NOTE 11 – COMMITMENTS AND CREDIT RISK

The Company extends credit for commercial real estate mortgages, residential mortgages, working capital financing and loans to businesses and consumers.

Commitments to Originate Loans and Available Lines of Credit

Commitments to originate loans and available lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments and lines of credit may expire without being drawn upon, the total commitment and lines of credit amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Mortgage loans in the process of origination represent amounts that the Company plans to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market.

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2019 and December 31, 2018 were as follows.

	September 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$20,568	$176,297	$29,543	$171,857
Mortgage loans in the process of origination	11,691	5,966	6,785	2,860
Unused lines of credit	89,245	156,375	92,225	167,218

The fixed rate loan commitments have interest rates ranging from 3.75% to 8.09% and maturities ranging from 1 month to 73 months.

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

The contractual amounts of standby letters of credit as of September 30, 2019 and December 31, 2018 were as follows.

	September 30, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$2,923	$2,959	$4,474	$2,716

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

Equity Bank is a party to a February 3, 2015 lawsuit filed against it by CitiMortgage, Inc., (“Citi”).  The lawsuit involves an alleged breach of contract related to loan repurchase obligations and damages of $2,700 plus pre-judgment and post-judgment interest.  In January 2018, judgement was entered by the court dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  A loss contingency of $477 was recorded at December 31, 2017, in connection with this case.  Subsequently, Citi appealed the courts decision.  On November 6, 2019, the Eighth Circuit Court of Appeals issued a decision affirming the trial court’s findings dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  Equity Bank has not yet determined to appeal the ruling.  If not appealed by either party, Equity Bank will be required to satisfy the total judgment of $1,474, but shall be entitled to a reassignment of loans in which there is existing collateral.  At the time of the January 2018 judgment, Citi held four loans with collateral having a total balance of $1,129.

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

On May 13, 2019, a purported stockholder of the Company filed a putative securities class action lawsuit in federal court in the Southern District of New York against the Company and certain of its executive officers.  On August 16, 2019, the court appointed lead plaintiffs and on October 15, 2019, the plaintiffs filed an amended complaint on behalf of a putative class of persons who purchased Company securities between April 20, 2018 and April 23, 2019.  Plaintiffs allege that the Company made materially misleading statements about the Company’s financial results, business, operations and prospects starting on April 20, 2018, that these statements caused the Company’s securities to be overvalued and that the “truth” came out on January 24, 2019, when the Company disclosed that a credit relationship was downgraded and further on April 22, 2019, when the Company disclosed a $14.5 million provision for loan loss against that credit relationship.  The Company believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.  At this time, the Company is unable to reasonably estimate the outcome of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three and nine-month periods ended September 30, 2019, and 2018.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Non-interest income
Service charges and fees	$2,268	$1,912	$6,431	$5,221
Debit card income	2,205	1,667	6,129	4,442
Mortgage banking(a)	820	392	1,699	1,017
Increase in bank-owned life insurance(a)	507	521	1,494	1,681
Net gain (loss) from securities transactions(a)	4	(4)	17	(14)
Other
Investment referral income	165	121	489	301
Trust income	61	20	181	20
Insurance sales commissions	61	85	106	147
Recovery on zero-basis purchased loans(a)	28	248	106	381
Income from equity method investments(a)	10	7	23	6
Other non-interest income related to loans and deposits	440	436	1,659	1,056
Other non-interest income not related to loans and deposits(a)	3	28	13	18
Total other non-interest income	768	945	2,577	1,929
Total	$6,572	$5,433	$18,347	$14,276
(a) Not within the scope of ASC 606.

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

Investment Referral Income

Investment referral services are offered through an unaffiliated registered broker-dealer and investment advisor.  Investment referral income consists of transaction-based fees (i.e., trade commissions) and account fees (i.e., custodial fees).  The service obligation for transaction-based fees relates to processing of individual transactions and is considered earned at the time the transaction occurs.  The Company currently records this income when payment is received and at each month end for current-month transactions.  Account fees are considered earned over the period for which the fees relate.  These fees are received during the first month of each quarter and represent advance payment for the current quarter.  These fees are amortized ratably over the three months during the quarter.  Therefore, all account-based fees are currently recorded as performance obligations are satisfied.

Trust Income

Trust income includes fees from asset management, custody, recordkeeping, investment advisory and administration services.  Revenue is recognized at the time the services are performed and may be based on either the fair value of the account or the services provided.

Insurance Sales Commissions

Insurance commissions are received based on contracts with insurance companies which provide for a percentage of premiums to be paid to the Company in exchange for placement of policies with customers.  The commissions generally relate to a period of one year or less.  Under certain contracts, the Company may also assist with claims processing, but this performance obligation is considered insignificant compared to the initial placement of the policy.  As such, the performance obligation is considered to have been substantially satisfied at the time of policy placement.  While this indicates that all related revenue would be appropriately accrued at policy inception, in some cases recognition occurs over the policy period if received in installments from the insurance company.  In no cases would this deferral extend beyond 12 months and the effect is considered immaterial compared to recognition at the time of policy placement.  The Company also receives commissions based on renewals of policies previously placed.  However, additional work is required to process the renewals, resulting in future performance obligations to earn the related revenues.  In addition, the occurrence of such renewals is not certain as initial policies are generally for one year or less and the fees earned are not determined until the time of renewal, based on underwriting at that time.  As such, the Company has determined that accrual of income for future renewals is not appropriate.

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

NOTE 14 – BUSINESS COMBINATIONS

On February 8, 2019, Equity Bank acquired the assets and assumed the deposits and certain other liabilities of two branch locations in Guymon, Oklahoma and one branch location in Cordell, Oklahoma, from MidFirst Bank based in Oklahoma City, Oklahoma (“MidFirst”).  Results of operations of these new branches were included in the Company’s results of operations beginning February 9, 2019.  Acquisition-related costs associated with this acquisition were $902 ($684 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the nine months ended September 30, 2019.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 52 full service banking sites located in Arkansas, Kansas, Missouri and Oklahoma.  As of September 30, 2019, we had consolidated total assets of $4.07 billion, total loans held for investment of $2.58 billion, net of allowances, total deposits of $3.11 billion and total stockholders’ equity of $467.1 million.  During the three-month periods ended September 30, 2019 and September 30, 2018, net income was $10.4 million and $10.3 million and for the nine-month periods ended September 30, 2019 and September 30, 2018, net income was $15.6 million and $25.9 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts):

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$44,549	$44,764	$43,202	$45,580	$43,022
Interest expense	13,023	13,476	12,563	12,244	10,267
Net interest income	31,526	31,288	30,639	33,336	32,755
Provision for loan losses	679	974	15,646	750	1,291
Net gain (loss) from securities transactions	4	7	6	5	(4)
Other non-interest income	6,568	6,444	5,318	5,444	5,437
Merger expenses	—	276	639	938	757
Other non-interest expense	24,223	24,747	24,904	24,200	22,890
Income (loss) before income taxes	13,196	11,742	(5,226)	12,897	13,250
Provision for income taxes	2,790	2,510	(1,153)	2,972	2,928
Net income (loss)	10,406	9,232	(4,073)	9,925	10,322
Net income (loss) allocable to common stockholders	10,406	9,232	(4,073)	9,925	10,322
Basic earnings (loss) per share	$0.67	$0.59	$(0.26)	$0.63	$0.65
Diluted earnings (loss) per share	$0.66	$0.58	$(0.26)	$0.62	$0.64
Balance Sheet Data (at period end)
Cash and cash equivalents	$168,053	$181,418	$167,453	$192,818	$61,379
Available-for-sale securities	152,680	161,082	166,355	168,875	172,388
Held-to-maturity securities	764,163	766,950	749,493	748,356	713,899
Loans held for sale	8,784	6,761	2,140	2,972	1,698
Gross loans held for investment	2,600,924	2,679,985	2,618,986	2,575,408	2,598,729
Allowance for loan losses	17,875	17,777	26,340	11,454	11,010
Loans held for investment, net of allowance for loan losses	2,583,049	2,662,208	2,592,646	2,563,954	2,587,719
Goodwill and core deposit intangibles, net	157,159	157,944	158,728	153,437	154,189
Other intangible assets	1,191	1,203	1,216	1,228	1,241
Total assets	4,074,663	4,180,074	4,065,354	4,061,716	3,931,036
Total deposits	3,106,929	3,185,893	3,260,870	3,123,447	2,821,246
Borrowings	480,000	515,582	331,221	464,676	652,755
Total liabilities	3,607,613	3,721,668	3,611,891	3,605,775	3,487,799
Total stockholders’ equity	467,050	458,406	453,463	455,941	443,237
Tangible common equity*	308,700	299,259	293,519	301,276	287,807
Performance ratios
Return on average assets (ROAA) annualized	1.02%	0.92%	(0.42)%	1.00%	1.08%
Return on average equity (ROAE) annualized	8.91%	8.10%	(3.59)%	8.76%	9.31%
Return on average tangible common equity (ROATCE) annualized*	14.38%	13.29%	(4.62)%	14.17%	14.91%
Yield on loans annualized	5.70%	5.74%	5.79%	5.91%	5.73%
Cost of interest-bearing deposits annualized	1.56%	1.64%	1.61%	1.45%	1.15%
Net interest margin annualized	3.42%	3.42%	3.49%	3.70%	3.76%
Efficiency ratio*	63.59%	65.59%	69.26%	62.40%	59.93%
Non-interest income / average assets annualized	0.65%	0.64%	0.55%	0.55%	0.57%
Non-interest expense / average assets annualized	2.38%	2.49%	2.64%	2.53%	2.47%
Capital Ratios
Tier 1 Leverage Ratio	8.49%	8.26%	8.37%	8.60%	8.60%
Common Equity Tier 1 Capital Ratio	11.08%	10.46%	10.46%	10.95%	10.49%
Tier 1 Risk Based Capital Ratio	11.59%	10.95%	10.96%	11.45%	10.99%

Total Risk Based Capital Ratio	12.21%	11.56%	11.87%	11.86%	11.37%
Equity / Assets	11.46%	10.97%	11.15%	11.23%	11.28%
Tangible common equity to tangible assets*	7.88%	7.44%	7.52%	7.71%	7.62%
Book value per share	$30.25	$29.45	$28.66	$28.87	$28.07
Tangible common book value per share*	$19.99	$19.23	$18.55	$19.08	$18.22
Tangible common book value per diluted share*	$19.73	$18.99	$18.30	$18.73	$17.86

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2018 audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.  There have been no material changes in our critical accounting policies since that time.  We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

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

Goodwill and Core Deposit Intangibles:  Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Core deposit intangibles are acquired customer relationships arising from whole bank and branch acquisitions.  Core deposit intangibles are initially measured at fair value and then are amortized over their estimated useful lives.  The useful lives of the core deposits are estimated to generally be between seven and ten years.  Goodwill and core deposit intangibles are assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified.  We have selected December 31 as the date to perform our annual goodwill impairment test; however, if during the year we become aware of quantitative or qualitative data that suggest goodwill impairment has occurred we will test on an interim basis as well.  At September 30, 2019, our book value per share was higher than our market value per share so we performed an interim assessment that, after adjusting market value per share by relevant control premiums that recently occurred, no impairment was indicated.  Goodwill is the only intangible asset with an indefinite useful life.

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

Results of Operations

We generate the majority of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On May 4, 2018, we completed our mergers with Kansas Bank Corporation (“KBC”) of Liberal, Kansas, and Adams Dairy Bancshares, Inc. (“Adams”) of Blue Springs, Missouri.  The merger with KBC added five bank locations in Liberal and Hugoton, Kansas and the merger with Adams added one bank location in Blue Springs, Missouri.  Results of operations of KBC and Adams were included in our financial results beginning May 5, 2018.  On August 23, 2018, we completed our merger with City Bank and Trust (“City Bank”) of Guymon, Oklahoma.  The merger with City Bank added one bank location in Guymon, Oklahoma.  Results of operations of City Bank were included in our financial results beginning August 24, 2018.  On February 8, 2019, we completed our acquisition of the assets and assumption of the deposits and certain other liabilities for two branches in Guymon, Oklahoma and one branch in Cordell, Oklahoma from MidFirst Bank of Oklahoma City, Oklahoma (“MidFirst acquisition”).  Results of operations of our MidFirst acquisition were included in our financial results beginning February 9, 2019.

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

Net Income

Three months ended September 30, 2019 compared with three months ended September 30, 2018:  Net income and net income allocable to common stockholders for the three months ended September 30, 2019 was $10.4 million as compared to $10.3 million for the three months ended September 30, 2018, an increase of $84 thousand.  During the three-month period ended September 30, 2019, increases in non-interest income of $1.1 million, a decrease in provision for loan losses of $612 thousand and a decrease in provision for income taxes of $138 thousand were  partially offset by a decrease in net interest income of $1.2 million and  an increase in non-interest expense of $576 thousand when compared to the three-month period ended September 30, 2018.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018:  Net income and net income allocable to common stockholders for the nine months ended September 30, 2019 was $15.6 million as compared to $25.9 million for the nine months ended September 30, 2018, a decrease of $10.3 million.  During the nine-month period ended September 30, 2019, increases in non-interest income of $4.1 million and net interest income of $2.0 million complemented by a decrease in provision for income taxes of $3.2 million were offset by an increase in provision for loan losses of $14.1 million and an increase in non-interest expense of $5.5 million when compared to the nine-month period ended September 30, 2018.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

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

Three months ended September 30, 2019 compared with three months ended September 30, 2018:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2019 and 2018.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,646,454	$38,051	5.70%	$2,516,833	$36,335	5.73%
Taxable securities	782,994	4,673	2.37%	716,499	4,836	2.68%
Nontaxable securities	143,845	1,045	2.88%	144,441	1,097	3.01%
Federal funds sold and other	84,677	780	3.66%	80,098	754	3.74%
Total interest-earning assets	3,657,970	$44,549	4.83%	3,457,871	$43,022	4.94%
Non-interest-earning assets:
Other real estate owned, net	5,795			7,274
Premises and equipment, net	84,797			76,650
Bank-owned life insurance	74,266			72,246
Goodwill, core deposit and other intangibles, net	158,760			150,256
Other non-interest-earning assets	49,018			39,817
Total assets	$4,030,606			$3,804,114
Interest-bearing liabilities:
Interest-bearing demand deposits	$674,681	$2,012	1.18%	$613,473	$1,303	0.84%
Savings and money market	1,032,778	3,377	1.30%	825,143	2,039	0.98%
Savings, NOW and money market	1,707,459	5,389	1.25%	1,438,616	3,342	0.92%
Certificates of deposit	965,548	5,118	2.10%	813,321	3,168	1.55%
Total interest-bearing deposits	2,673,007	10,507	1.56%	2,251,937	6,510	1.15%
FHLB term and line of credit advances	320,528	1,957	2.42%	565,715	3,155	2.21%
Bank stock loan	14,770	198	5.32%	20,678	265	5.08%
Subordinated borrowings	14,437	311	8.52%	14,142	307	8.63%
Other borrowings	40,827	50	0.48%	42,040	30	0.28%
Total interest-bearing liabilities	3,063,569	$13,023	1.69%	2,894,512	$10,267	1.41%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	479,778			457,804
Non-interest-bearing liabilities	24,007			12,027
Stockholders’ equity	463,252			439,771
Total liabilities and stockholders’ equity	$4,030,606			$3,804,114
Net interest income		$31,526			$32,755
Interest rate spread			3.14%			3.53%
Net interest margin(2)			3.42%			3.76%
Total cost of deposits, including non-interest bearing deposits	$3,152,785	$10,507	1.32%	$2,709,741	$6,510	0.95%
Average interest-earning assets to interest-bearing liabilities			119.40%			119.46%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended September 30, 2019 and 2018.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2019 and 2018

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$1,864	$(148)	$1,716
Taxable securities	426	(589)	(163)
Nontaxable securities	(5)	(47)	(52)
Federal funds sold and other	42	(16)	26
Total interest-earning assets	$2,327	$(800)	$1,527
Interest-bearing liabilities:
Savings, NOW and money market	$726	$1,321	$2,047
Certificates of deposit	666	1,284	1,950
Total interest-bearing deposits	1,392	2,605	3,997
FHLB term and line of credit advances	(1,474)	276	(1,198)
Bank stock loan	(79)	12	(67)
Subordinated borrowings	7	(3)	4
Other borrowings	(1)	21	20
Total interest-bearing liabilities	$(155)	$2,911	$2,756
Net Interest Income	$2,482	$(3,711)	$(1,229)

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

The increase in loan interest income, including loan fees, which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was driven by the increase in average loan volume and was partially offset by a 3 basis point decrease in yield on the loan portfolio from 5.73% for the three months ended September 30, 2018 to 5.70% for the three months ended September 30, 2019.  The impact to net interest income from loan fees for the three months ended September 30, 2019 was $1.3 million compared to $1.4 million for the three months ended September 30, 2018.

Average balances of borrowings from the FHLB decreased by $245.2 million from an average balance of $565.7 million for the three months ended September 30, 2018 to an average balance of $320.5 million for the three months ended September 30, 2019.  The decrease is primarily due to pay downs from a focused effort to increase core deposits.  The positive effect of this decrease in average FHLB borrowings was offset by an increase in average rate on these borrowings of 21 basis points from 2.21% for the three months ended September 30, 2018 to 2.42% for the three months ended September 30, 2019.  Interest expense on our bank stock loan for the three months ended September 30, 2019 was $198 thousand compared to $265 thousand for the same time period in 2018.  Total cost of interest-bearing liabilities increased 28 basis points to 1.69% for the three months ended September 30, 2019 from 1.41% for the three months ended September 30, 2018.

The decrease in net interest margin is largely due to the cost of interest-bearing liabilities rising at a faster rate than interest-earning assets.  The increase in cost of funds is primarily from the increase in cost of both retail and public fund deposits.  The cost of retail deposits increased as the general level of interest rates rose and due to an increased level of market competition for those deposits, which are more desirable due to lower interest rate sensitivity.  The cost of public fund deposits increased due to the level of competition from other financial institutions and state investment funds.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine months ended September 30, 2019 and 2018.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2019			2018
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,620,897	$112,611	5.74%	$2,320,402	$98,484	5.67%
Taxable securities	780,813	14,724	2.52%	645,293	12,671	2.63%
Nontaxable securities	142,735	3,143	2.94%	130,978	3,001	3.06%
Federal funds sold and other	84,045	2,037	3.24%	72,102	1,820	3.38%
Total interest-earning assets	3,628,490	$132,515	4.88%	3,168,775	$115,976	4.89%
Non-interest-earning assets:
Other real estate owned, net	6,079			7,374
Premises and equipment, net	83,151			69,848
Bank-owned life insurance	73,772			70,459
Goodwill, core deposit and other intangibles, net	158,551			133,802
Other non-interest-earning assets	44,583			35,150
Total assets	$3,994,626			$3,485,408
Interest-bearing liabilities:
Interest-bearing demand deposits	$695,807	$6,515	1.25%	$602,602	$3,629	0.81%
Savings and money market	1,009,805	10,399	1.38%	757,055	4,526	0.80%
Savings, NOW and money market	1,705,612	16,914	1.33%	1,359,657	8,155	0.80%
Certificates of deposit	997,270	15,467	2.07%	789,133	8,411	1.43%
Total interest-bearing deposits	2,702,882	32,381	1.60%	2,148,790	16,566	1.03%
FHLB term and line of credit advances	266,118	5,103	2.56%	442,370	6,548	1.98%
Bank stock loan	12,518	507	5.42%	11,964	448	5.00%
Subordinated borrowings	14,364	955	8.89%	14,070	875	8.32%
Other borrowings	43,162	116	0.36%	41,610	77	0.25%
Total interest-bearing liabilities	3,039,044	$39,062	1.72%	2,658,804	$24,514	1.23%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	474,217			404,835
Non-interest-bearing liabilities	21,329			11,091
Stockholders’ equity	460,036			410,678
Total liabilities and stockholders’ equity	$3,994,626			$3,485,408
Net interest income		$93,453			$91,462
Interest rate spread			3.16%			3.66%
Net interest margin(2)			3.44%			3.86%
Total cost of deposits, including non-interest bearing deposits	$3,177,099	$32,381	1.36%	$2,553,625	$16,566	0.87%
Average interest-earning assets to interest-bearing liabilities			119.40%			119.18%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the nine-month periods ended September 30, 2019 and 2018.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2019 and 2018

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$12,897	$1,230	$14,127
Taxable securities	2,572	(519)	2,053
Nontaxable securities	263	(121)	142
Federal funds sold and other	292	(75)	217
Total interest-earning assets	$16,024	$515	$16,539
Interest-bearing liabilities:
Savings, NOW and money market	$2,485	$6,274	$8,759
Certificates of deposit	2,589	4,467	7,056
Total interest-bearing deposits	5,074	10,741	15,815
FHLB term and line of credit advances	(3,052)	1,607	(1,445)
Bank stock loan	21	38	59
Subordinated borrowings	19	61	80
Other borrowings	3	36	39
Total interest-bearing liabilities	$2,065	$12,483	$14,548
Net Interest Income	$13,959	$(11,968)	$1,991
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

The increase in loan interest income, including loan fees, which consist of fees for loan origination, renewal, prepayment, covenant breakage and loan modification, was driven by the increase in average loan volume and a 7 basis point increase in yield on the loan portfolio from 5.67% for the nine months ended September 30, 2018 to 5.74% for the nine months ended September 30, 2019.  The impact to net interest income from loan fees for the nine months ended September 30, 2019 was $3.3 million compared to $4.8 million for the nine months ended September 30, 2018.

Average balances of borrowings from the FHLB decreased by $176.3 million from an average balance of $442.4 million for the nine months ended September 30, 2018 to an average balance of $266.1 million for the nine months ended September 30, 2019.  The decrease is primarily due to excess cash of $85.4 million received during the MidFirst acquisition and pay downs from a concentrated effort to increase core deposits.  The positive effect of this decrease in average FHLB borrowings was offset by an increase in average rate on these borrowings of 58 basis points from 1.98% for the nine months ended September 30, 2018 to 2.56% for the nine months ended September 30, 2019.  Interest expense on our bank stock loan for the nine months ended September 30, 2019 was $507 thousand compared to $448 thousand for the same time period in 2018.  Total cost of interest-bearing liabilities increased 49 basis points to 1.72% for the nine months ended September 30, 2019 from 1.23% for the nine months ended September 30, 2018.

The decrease in net interest margin is partly due to an increase in cost of funds, a reduction in loan fees, additional callable bond premium amortization related to the adoption of ASU 2017-08 and the movement of a large credit relationship to nonaccrual during the first quarter of 2019.  The increase in cost of funds is primarily from the increase in cost of both retail and public fund deposits.  The cost of retail deposits increased as the general level of interest rates rose and due to an increased level of market competition for those deposits, which are more desirable due to lower interest rate sensitivity.  The cost of public fund deposits increased due to the level of competition from other financial institutions and state investment funds.

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

Three months ended September 30, 2019 compared with three months ended September 30, 2018:  The provision for loan losses for the three months ended September 30, 2019 was $679 thousand compared with $1.3 million for the three months ended September 30, 2018.  Net charge-offs for the three months ended September 30, 2019 were $581 thousand compared to net charge offs of $364 thousand for the three months ended September 30, 2018.  During the first quarter of 2019 we increased the provision for loan losses by $14.5 million directly related to one credit relationship believed to be an isolated incident within our portfolio.  During the third quarter of 2019, there were total charge-offs of $390 thousand associated with this credit relationship.  For additional discussion pertaining to this credit relationship please see, “Part I – Item 2 – Financial Condition – Allowance for Loan Losses.” For the three months ended September 30, 2019, gross charge-offs were $1.2 million offset by gross recoveries of $625 thousand.  In comparison, gross charge-offs were $723 thousand for the three months ended September 30, 2018 offset by gross recoveries of $359 thousand.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018:  The provision for loan losses for the nine months ended September 30, 2019 was $17.3 million, of which $14.5 million was a provision directly related to the above mentioned credit relationship, compared to a provision for loan losses of $3.2 million for the nine months ended September 30, 2018.  Net charge-offs for the nine months ended September 30, 2019 were $10.9 million, of which $10.2 million was directly related to the above mentioned credit relationship, compared to net charge-offs of $699 thousand for the nine months ended September 30, 2018.  For the nine months ended September 30, 2019, gross charge-offs were $11.9 million offset by gross recoveries of $1.0 million.  In comparison, gross charge-offs were $1.7 million for the nine months ended September 30, 2018 offset by gross recoveries of $1.0 million.

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

Three months ended September 30, 2019 compared with three months ended September 30, 2018:  The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2019 and 2018.

Non-Interest Income

For the Three Months Ended September 30,

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Service charges and fees	$2,268	$1,912	$356	18.6%
Debit card income	2,205	1,667	538	32.3%
Mortgage banking	820	392	428	109.2%
Increase in value of bank-owned life insurance	507	521	(14)	(2.7)%
Other
Investment referral income	165	121	44	36.4%
Trust income	61	20	41	205.0%
Insurance sales commissions	61	85	(24)	(28.2)%
Recovery on zero-basis purchased loans	28	248	(220)	(88.7)%
Income from equity method investments	10	7	3	42.9%
Other non-interest income	443	464	(21)	(4.5)%
Total other	768	945	(177)	(18.7)%
Sub-Total	6,568	5,437	1,131	20.8%
Net gain (loss) from securities transactions	4	(4)	8	(200.0)%
Total non-interest income	$6,572	$5,433	$1,139	21.0%

Debit card income was $2.2 million for the three months ended September 30, 2019, an increase of $538 thousand, or 32.3%, from $1.7 million for the three months ended September 30, 2018, largely due to increased volume related to mergers and acquisitions.  Service charges and fees increased $356 thousand during the three months ended September 30, 2019, as compared to the same time period during 2018, mainly due to an increase in non-sufficient fund charges, principally due to increased volumes related to mergers and acquisitions.  In connection with acquisitions, we received the rights to certain loans that were previously charged off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to the acquisitions, we have received cash payments on several of these loans.  No interest has been accrued as cash flow payments have not been expected prior to receipt.  Cash receipts on these zero-basis loans totaled $28 thousand and $248 thousand for the three months ended September 30, 2019 and 2018.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018:  The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2019 and 2018.

Non-Interest Income

For the Nine Months Ended September 30,

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Service charges and fees	$6,431	$5,221	$1,210	23.2%
Debit card income	6,129	4,442	1,687	38.0%
Mortgage banking	1,699	1,017	682	67.1%
Increase in value of bank-owned life insurance	1,494	1,681	(187)	(11.1)%
Other
Investment referral income	489	301	188	62.5%
Trust income	181	20	161	805.0%
Insurance sales commissions	106	147	(41)	(27.9)%
Recovery on zero-basis purchased loans	106	381	(275)	(72.2)%
Income from equity method investments	23	6	17	283.3%
Other non-interest income	1,672	1,074	598	55.7%
Total other	2,577	1,929	648	33.6%
Sub-Total	18,330	14,290	4,040	28.3%
Net gain (loss) from securities transactions	17	(14)	31	(221.4)%
Total non-interest income	$18,347	$14,276	$4,071	28.5%

Increases in debit card income and service charges and fees were mainly due to increased volume related to mergers and acquisitions.  Our principal source of service charges and fees is non-sufficient funds charges, which are cyclical in nature and generally fluctuate with the change in volume of transaction deposit accounts and economic conditions impacting our customers.  Other non-interest income was mainly due to $844 thousand gain on swap fees during the nine months ending September 30, 2019.

Non-Interest Expense

Three months ended September 30, 2019 compared with three months ended September 30, 2018:  For the three months ended September 30, 2019, non-interest expense totaled $24.2 million, an increase of $576 thousand, or 2.4%, compared with the three months ended September 30, 2018.  Changes in the various components of non-interest expense for the three months ended September 30, 2019 and 2018 are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended September 30,

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Salaries and employee benefits	$13,039	$12,361	$678	5.5%
Net occupancy and equipment	2,177	2,125	52	2.4%
Data processing	2,673	2,195	478	21.8%
Professional fees	991	686	305	44.5%
Advertising and business development	806	802	4	0.5%
Telecommunications	523	451	72	16.0%
FDIC insurance	111	457	(346)	(75.7)%
Courier and postage	352	321	31	9.7%
Free nationwide ATM cost	459	364	95	26.1%
Amortization of core deposit intangible	784	694	90	13.0%
Loan expense	165	319	(154)	(48.3)%
Other real estate owned	(88)	355	(443)	(124.8)%
Other	2,231	1,760	471	26.8%
Sub-Total	24,223	22,890	1,333	5.8%
Merger expenses	—	757	(757)	(100.0)%
Total non-interest expense	$24,223	$23,647	$576	2.4%

Salaries and employee benefits:  There was a $678 thousand increase in salaries and employee benefits for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.  This increase reflects approximately $175 thousand, or 25.8%, of this increase was directly associated with the addition of staff related to the February 2019 MidFirst acquisition.

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

Professional fees:  The increase of $305 thousand, or 44.5%, is principally due to an increase in accounting fees of $178 thousand and an increase in attorney fees of $76 thousand.  During the third quarter of 2019, there was $78 thousand in attorney fees directly related to one specific credit relationship.  For additional information pertaining to this credit relationship please see, “Part I – Item 2 – Financial Condition – Allowance for Loan Losses.”

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.

FDIC insurance:  The decrease in FDIC insurance expense was due to the FDIC’s application of a $505 thousand credit to our third quarter 2019 insurance assessment.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses, gain or loss on other real estate owned and gain or loss on the sale of other repossessed property.  For the three months ended September 30, 2019, there was $230 thousand gain on the sale of other real estate owned and $8 thousand of other income, partially offset by $112 thousand in other real estate owned expense, including provision for unrealized losses.  For the three months ended September 30, 2018, there was $211 thousand loss on the sale of other real estate owned and $146 thousand in other real estate owned expense, including provision for unrealized losses, partially offset by $2 thousand of other income.

Other:  Other non-interest expenses consist of subscriptions; memberships and dues; employee expenses, including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses.  For the three months ended September 30, 2019, employee expenses, including travel, meals, entertainment and education, were $459 thousand, insurance expense was $247 thousand and correspondent bank fees were $79 thousand.  For the three months ended September 30, 2018, employee expenses, including travel, meals, entertainment and education, were $483 thousand, insurance expense was $198 thousand and correspondent bank fees were $125 thousand.

Merger expenses:  For the three months ended September 30, 2019 there were no merger expenses.  Merger expenses were $757 thousand for the three months ended September 30, 2018.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018:  For the nine months ended September 30, 2019, non-interest expense totaled $74.8 million, an increase of $5.5 million, or 8.0%, compared with the nine months ended September 30, 2018.  Changes in the various components of non-interest expense for the nine months ended September 30, 2019 and 2018 are discussed in more detail in the following table.

Non-Interest Expense

For the Nine Months Ended September 30,

			2019 vs. 2018
(Dollars in thousands)	2019	2018	Change	%
Salaries and employee benefits	$40,204	$34,881	$5,323	15.3%
Net occupancy and equipment	6,332	5,938	394	6.6%
Data processing	7,436	5,837	1,599	27.4%
Professional fees	3,375	2,245	1,130	50.3%
Advertising and business development	2,174	2,086	88	4.2%
Telecommunications	1,593	1,252	341	27.2%
FDIC insurance	1,119	1,211	(92)	(7.6)%
Courier and postage	1,020	879	141	16.0%
Free nationwide ATM cost	1,240	986	254	25.8%
Amortization of core deposit intangibles	2,348	1,703	645	37.9%
Loan expense	608	810	(202)	(24.9)%
Other real estate owned	326	(48)	374	(779.2)%
Other	6,099	4,945	1,154	23.3%
Sub-Total	73,874	62,725	11,149	17.8%
Merger expenses	915	6,524	(5,609)	(86.0)%
Total non-interest expense	$74,789	$69,249	$5,540	8.0%

Salaries and employee benefits:  There was a $5.3 million increase in salaries and employee benefits for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.  Roughly $2.0 million, or 37.9%, of this increase reflects the addition of staff related to the May 2018 KBC and Adams mergers, the addition of staff related to the August 2018 City Bank acquisition and the addition of staff related to the February 2019 MidFirst acquisition.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating leases, repairs and maintenance, insurance, property taxes and utilities and is net of incidental rental income of excess facilities.  The majority of the increase is due to the addition of five banking locations associated with the KBC merger, the addition of one banking location associated with the Adams merger, one additional banking location associated with the City Bank acquisition and the addition of three banking locations associated with the MidFirst acquisition.

Data processing:  The increase was principally due to increased debit card processing costs as usage increased mainly related to mergers and acquisitions and software license expense.

Professional fees:  The increase of $1.1 million, or 50.3%, is principally due to an increase in accounting fees of $412 thousand, an increase in advisor services of $289 thousand, an increase in attorney fees of $200 thousand and an increase in consulting fees of $169.  During the nine-month period ended September 30, 2019, there was $55 thousand in accounting fees and $362 thousand in attorney fees directly related to one specific credit relationship.  For additional information pertaining to this credit relationship please see, “Part I – Item 2 – Financial Condition – Allowance for Loan Losses.”

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The increase is due to additional advertising and business development in new markets added from the previously mentioned mergers.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses, gain or loss on other real estate owned and gain or loss on the sale of other repossessed property.  For the nine months ended September 30, 2019, there was $632 thousand in other real estate owned expense, including provision for unrealized losses, partially offset by $291 thousand gain on the sale of other real estate owned and $15 thousand of other income.  For the nine months ended September 30, 2018, there were gains on the sale of other real estate owned of $642 thousand and other income of $109 thousand partially offset by other real estate owned expense, including provision for unrealized losses, of $703 thousand.

Other:  Other non-interest expenses consist of subscriptions; memberships and dues; employee expenses, including travel, meals, entertainment and education; supplies; printing; insurance; account related losses; correspondent bank fees; customer program expenses; losses net of gains on the sale of fixed assets and other operating expenses.  For the nine months ended September 30, 2019, employee expenses, including travel, meals, entertainment and education, were $1.2 million, insurance expense was $687 thousand and correspondent bank fees were $400 thousand.  For the nine months ended September 30, 2018, employee expenses, including travel, meals, entertainment and education, were $1.1 million, insurance expense was $531 thousand and correspondent bank fees were $412 thousand.

Merger expenses:  Merger expenses were $915 thousand for the nine months ended September 30, 2019 and $6.5 million for the nine months ended September 30, 2018.  The merger expenses for the nine-month period ended September 30, 2019 were mainly associated with the MidFirst acquisition.

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

The efficiency ratio was 63.6% for the three months ended September 30, 2019, compared with 59.9% for the three months ended September 30, 2018.  The increase was primarily due to the effect on net interest income of the cost of interest-bearing liabilities rising at a faster rate than the yield on interest-earning assets, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” and increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

The efficiency ratio was 66.1% for the nine months ended September 30, 2019, compared with 59.3% for the nine months ended September 30, 2018.  The increase was primarily due to the effect on net interest income of the cost of interest-bearing liabilities rising at a faster rate than the yield on interest-earning assets, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis,” and increased non-interest expense, as discussed in “Results of Operations – Non-Interest Expense.”

Income Taxes

The provision for income taxes is influenced by the amount of pre-tax income (loss), the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Three months ended September 30, 2019 compared with three months ended September 30, 2018:  The effective income tax rate for the quarter ended September 30, 2019 was 21.1% as compared to 22.1% for the quarter ended September 30, 2018.  Additional expense associated with the settlement in stock of restricted stock units recorded in the third quarter of 2019 was $4 thousand.  Excess tax benefits associated with share-based compensation of $19 thousand were recognized in the comparable period of 2018.

Nine months ended September 30, 2019 compared with nine months ended September 30, 2018:  The effective income tax rate for the nine months ended September 30, 2019 was 21.0% as compared to 22.2% for the nine months ended September 30, 2018.  For both of the comparable periods, the estimated annual effective tax rates at which income tax expense was provided reflect, in addition to statutory tax rates, the levels of tax-exempt interest income, non-taxable life insurance income, non-deductible facilitative merger expense and other non-deductible expenses in proportion to anticipated annual income before income taxes, as well as federal income tax credits anticipated to be available in each annual period.  Excess tax benefits associated with the exercise of stock options and the settlement in stock of restricted stock units recorded in the first nine months of 2019 were $14 thousand as compared to $25 thousand in the comparable period of 2018.

Impact of Inflation

The consolidated financial statements and related notes included elsewhere in this Quarterly Report have been prepared in accordance with GAAP, which requires the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

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

Financial Condition

Total assets increased $12.9 million from December 31, 2018 to $4.07 billion at September 30, 2019.  The increase in total assets was primarily from a $19.1 million increase in net loans held for investment.  Our total liabilities increased $1.8 million to $3.61 billion at September 30, 2019.  The change in total liabilities came primarily from increases in FHLB borrowings of $25.2 million and interest payable and other liabilities of $3.3 million, partially offset by decreases in total deposits of $16.5 million and retail repurchase agreements of $9.4 million.  Total stockholders’ equity increased $11.1 million from $455.9 million at December 31, 2018 to $467.1 million at September 30, 2019.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At September 30, 2019, our gross loans held for investment totaled $2.60 billion, an increase of $25.5 million, or 1.0%, compared with December 31, 2018.  The overall increase in loan volume consisted of $85.2 million from residential real estate, $79.8 million from real estate construction, $8.1 million from consumer and $4.4 million from agricultural real estate, partially offset by reductions of $127.7 million in commercial real estate, $16.0 million from commercial and industrial and $8.2 million from agricultural.  We also had loans classified as held-for-sale totaling $8.8 million at September 30, 2019, as compared to $3.0 million at December 31, 2018.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of September 30, 2019, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At September 30, 2019, gross total loans, including loans held-for-sale, were 84.0% of deposits and 64.0% of total assets.  At December 31, 2018, gross total loans, including loans held-for-sale, were 82.5% of deposits and 63.5% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	September 30, 2019		December 31, 2018
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$585,797	22.5%	$601,782	23.4%	$(15,985)	(2.7)%
Real estate loans:
Commercial real estate	979,124	37.7%	1,106,871	43.0%	(127,747)	(11.5)%
Real estate construction	204,181	7.9%	124,346	4.8%	79,835	64.2%
Residential real estate	531,257	20.4%	446,060	17.3%	85,197	19.1%
Agricultural real estate	143,718	5.5%	139,332	5.4%	4,386	3.1%
Total real estate loans	1,858,280	71.5%	1,816,609	70.5%	41,671	2.3%
Consumer	70,944	2.7%	62,894	2.4%	8,050	12.8%
Agricultural	85,903	3.3%	94,123	3.7%	(8,220)	(8.7)%
Total loans held for investment	$2,600,924	100.0%	$2,575,408	100.0%	$25,516	1.0%
Total loans held for sale	$8,784	100.0%	$2,972	100.0%	$5,812	195.6%
Total loans held for investment (net of allowances)	$2,583,049	100.0%	$2,563,954	100.0%	$19,095	0.7%

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2019 are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2019
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$235,511	$209,044	$141,242	$585,797
Real Estate:
Commercial real estate	140,631	526,880	311,613	979,124
Real estate construction	68,436	97,004	38,741	204,181
Residential real estate	13,900	13,291	504,066	531,257
Agricultural real estate	55,936	52,821	34,961	143,718
Total real estate	278,903	689,996	889,381	1,858,280
Consumer	16,917	45,200	8,827	70,944
Agricultural	64,977	18,931	1,995	85,903
Total	$596,308	$963,171	$1,041,445	$2,600,924
Loans with a predetermined fixed interest rate	269,531	584,316	340,426	1,194,273
Loans with an adjustable/floating interest rate	326,777	378,855	701,019	1,406,651
Total	$596,308	$963,171	$1,041,445	$2,600,924

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

The risk category of loans by class of loans is as follows as of September 30, 2019.

Risk Category of Loans by Class

	As of September 30, 2019
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$535,939	$49,858	$585,797
Real estate:
Commercial real estate	963,159	15,965	979,124
Real estate construction	202,548	1,633	204,181
Residential real estate	521,906	9,351	531,257
Agricultural real estate	130,920	12,798	143,718
Total real estate	1,818,533	39,747	1,858,280
Consumer	70,320	624	70,944
Agricultural	80,259	5,644	85,903
Total	$2,505,051	$95,873	$2,600,924

The risk category of loans by class of loans is as follows as of December 31, 2018.

Risk Category of Loans by Class

	As of December 31, 2018
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$572,300	$29,482	$601,782
Real estate:
Commercial real estate	1,070,802	36,069	1,106,871
Real estate construction	123,438	908	124,346
Residential real estate	440,704	5,356	446,060
Agricultural real estate	129,285	10,047	139,332
Total real estate	1,764,229	52,380	1,816,609
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	$2,575,408

At September 30, 2019, loans considered unclassified decreased to 96.3% of total loans, down from 96.7% of total loans at December 31, 2018.  Classified loans were $95.9 million at September 30, 2019, an increase of $9.8 million, or 11.4%, from $86.1 million at December 31, 2018.  Classified balances related to one credit relationship were $23.6 million at September 30, 2019 and $9.0 million at December 31, 2018.  For additional information pertaining to this credit relationship please see, “Allowance for Loan Losses.”

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2019	December 31, 2018
	(Dollars in thousands)
Nonaccrual loans	$51,019	$33,203
Accruing loans 90 or more days past due	52	18
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	5,944	6,372
Other repossessed assets	121	56
Total nonperforming assets	$57,136	$39,649
Ratios:
Nonperforming assets to total assets	1.40%	0.98%
Nonperforming assets to total loans plus OREO	2.19%	1.54%

Generally, loans are designated as nonaccrual when either principal or interest payments are 90 days or more past due based on contractual terms, unless the loan is well secured and in the process of collection.  Consumer loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed against income.  Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured.  Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Nonaccrual loans include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans”).  However, if the purchased credit impaired loan included in nonaccrual loans has not experienced further deterioration since acquisition the loan is not considered impaired for purposes of determining the allowance for loan losses.  See the “Critical Accounting Policies – Impaired Loans and Allowance for Loan Losses” sections for information regarding the review of loans for determining impairment and the allowance for loan losses.

The nonperforming loans at September 30, 2019 consisted of 305 separate credits and 228 separate borrowers.  We had six non-performing loan relationships, totaling $30.5 million, with an outstanding balance in excess of $1.0 million as of September 30, 2019.  At September 30, 2019 there were nonperforming loans of $161 thousand directly related to the KBC merger, $1.1 million directly related to the Adams merger, $2.1 million directly related to the City Bank acquisition and $18 thousand directly related to the MidFirst acquisition.  The nonaccrual balance at September 30, 2019 included $23.6 million directly related to one credit relationship.  For additional information pertaining to this credit relationship please see, “Allowance for Loan Losses.”

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At September 30, 2019, the Company had $44.9 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $52.9 million at December 31, 2018.

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

In connection with our review of the loan portfolio, risk elements attributable to particular loan types or categories are considered when assessing the quality of individual loans.  Some of the risk elements include the following items.

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

Analysis of allowance for loan losses:  At September 30, 2019, the allowance for loan losses totaled $17.9 million, or 0.69%, of total loans.  At December 31, 2018, the allowance for loan losses aggregated $11.5 million or 0.44% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $10.4 million, or 0.41%, of the $2.53 billion in loans collectively evaluated for impairment at September 30, 2019, compared to an allowance for loan losses of $9.6 million, or 0.38% of the $2.51 billion in loans collectively evaluated for impairment at December 31, 2018.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience.

Annualized net losses as a percentage of average loans increased to 0.09%, or 0.03%, adjusted for one credit relationship, for the three months ended September 30, 2019, as compared to 0.06% for the three months ended September 30, 2018.   For additional information pertaining to this credit relationship please see, “Allowance for Loan Losses.” Annualized net losses as a percentage of average loans increased to 0.55%, or 0.04% adjusted for the one credit relationship mentioned earlier, for the nine months ended September 30, 2019, as compared to 0.04% for the nine months ended September 30, 2018.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2019	2018	2019	2018
	(Dollars in thousands)		(Dollars in thousands)
Average loans outstanding	$2,646,454	$2,516,833	$2,620,897	$2,320,402
Gross loans outstanding at end of period(1)	$2,600,924	$2,598,729	$2,600,924	$2,598,729
Allowance for loan losses at beginning of the period	$17,777	$10,083	$11,454	$8,498
Provision for loan losses	679	1,291	17,299	3,211
Charge-offs:
Commercial and industrial	(18)	(3)	(8,756)	(89)
Real estate:
Commercial real estate	(506)	(90)	(1,114)	(119)
Real estate construction	—	—	—	—
Residential real estate	(355)	(91)	(934)	(362)
Agricultural real estate	(9)	(13)	(43)	(93)
Consumer	(313)	(526)	(994)	(1,035)
Agricultural	(5)	—	(47)	(43)
Total charge-offs	(1,206)	(723)	(11,888)	(1,741)
Recoveries:
Commercial and industrial	17	22	66	30
Real estate:
Commercial real estate	47	11	96	288
Real estate construction	—	—	24	—
Residential real estate	450	56	488	253
Agricultural real estate	38	13	38	16
Consumer	73	256	296	445
Agricultural	—	1	2	10
Total recoveries	625	359	1,010	1,042
Net recoveries (charge-offs)	(581)	(364)	(10,878)	(699)
Allowance for loan losses at end of the period	$17,875	$11,010	$17,875	$11,010
Ratio of allowance to period-end loans	0.69%	0.42%	0.69%	0.42%
Annualized ratio of net charge-offs (recoveries) to average loans	0.09%	0.06%	0.55%	0.04%

(1)Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	September 30, 2019		December 31, 2018
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$7,996	44.7%	$2,707	23.6%
Real estate:
Commercial real estate	3,604	20.2%	3,108	27.1%
Real estate construction	1,045	5.9%	1,554	13.6%
Residential real estate	2,679	15.0%	2,320	20.3%
Agricultural real estate	685	3.8%	391	3.4%
Consumer	1,345	7.5%	1,070	9.3%
Agricultural	521	2.9%	304	2.7%
Total allowance for loan losses	$17,875	100.0%	$11,454	100.0%

We disclosed in our 10-K filed March 20, 2019, that the Company has a credit relationship with two related borrowers totaling $28.3 million at December 31, 2018.  This credit relationship, with potential problems, consists of several loans to two related borrowers, whose principal businesses operate as franchisors.  In the first quarter of 2019, the borrowing entities filed for Chapter 11 bankruptcy protection based on their overall obligations in excess of their willingness to invest more capital.  The loans were current at December 31, 2018.  The Company believed that all principal and interest due as of December 31, 2018, would ultimately be repaid, primarily based on the value of the entities at sale.  One borrowing entity showed negative cash flow and the Company believed the other entity generated enough adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to support the obligations of the overall relationship.  As such, the Company did not record any specific impairment on the credit relationship and believed that all principal and accrued interest at December 31, 2018, would be repaid.  The relationship was placed on nonaccrual status in the first quarter of 2019.

In April 2019, the Company received new information on the relationship which we believe necessitated a specific provision to our allowance for loan loss against the relationship of $14.5 million.  This new information included data that the expected sale proceeds of one of the entities was significantly less than previously anticipated.  The Company also received new and current financial information on the other entity which, included but was not limited to potential sales values, indicated that the potential sale value from such borrowing entity was less than expected as of December 31, 2018.  Subsequently, a total of $10.2 million of the relationship was charged off during the first nine months of 2019.

In addition, the Company has a loan totaling $4.4 million, at September 30, 2019, against personal assets of one of the two principals of the companies noted above.  This loan is secured by residential real estate.

Reorganization under Chapter 11 of the bankruptcy code was recently approved.  The Company has estimated the allowance for loan loss based on information available to us at the date of filing.  Actual values realized in a future disposition may be different than the value estimated by the Company at the date of filing, for example, the length of time the company is in operations while in bankruptcy.

Management believes that the allowance for loan losses at September 30, 2019 was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2019.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At September 30, 2019, the carrying amount of investment securities totaled $916.8 million, a decrease of $388 thousand compared with December 31, 2018.  At September 30, 2019, securities represented 22.5% of total assets compared with 22.6% at December 31, 2018.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities (issued by government-sponsored entities)	$152,068	$152,680	$173,503	$168,875
Total available-for-sale securities	$152,068	$152,680	$173,503	$168,875

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	September 30, 2019		December 31, 2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$2,739	$2,760	$3,873	$3,860
Residential mortgage-backed securities (issued by government-sponsored entities)	584,230	594,888	567,766	560,467
Corporate	22,992	23,319	22,993	22,901
Small Business Administration loan pools	1,478	1,515	1,746	1,728
State and political subdivisions	152,724	156,484	151,978	151,033
Total held-to-maturity securities	$764,163	$778,966	$748,356	$739,989

At September 30, 2019 and December 31, 2018, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2019 and December 31, 2018.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2019
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	—%	$5	3.50%	$54	2.50%	$152,621	2.56%	$152,680	2.56%
Total available-for-sale securities	$—	—%	$5	3.50%	$54	2.50%	$152,621	2.56%	$152,680	2.56%
Held-to-maturity securities:
U.S. government-sponsored entities	$748	2.44%	$1,991	2.21%	$—	—%	$—	—%	$2,739	2.28%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	2,971	2.76%	68,279	2.95%	512,980	2.85%	584,230	2.86%
Corporate	—	—%	5,113	2.74%	17,879	5.07%	—	—%	22,992	4.56%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,478	2.73%	1,478	2.73%
State and political subdivisions(1)	15,103	1.09%	26,217	2.78%	37,099	2.92%	74,305	3.15%	152,724	2.83%
Total held-to-maturity securities	$15,851	1.15%	$36,292	2.74%	$123,257	3.25%	$588,763	2.88%	$764,163	2.90%
Total debt securities	$15,851	1.15%	$36,297	2.74%	$123,311	3.25%	$741,384	2.82%	$916,843	2.84%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2018
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage- backed securities (issued by government- sponsored entities)	$—	—%	$10	3.14%	$98	2.38%	$168,767	3.04%	$168,875	3.04%
Total available-for-sale securities	$—	—%	$10	3.14%	$98	2.38%	$168,767	3.04%	$168,875	3.04%
Held-to-maturity securities:
U.S. government- sponsored entities	$1,886	2.43%	$1,987	2.21%	$—	—%	$—	—%	$3,873	2.32%
Residential mortgage- backed securities (issued by government- sponsored entities)	1,373	2.23%	8,280	2.76%	72,060	2.83%	486,053	3.10%	567,766	3.05%
Corporate	—	—%	5,166	2.74%	17,827	5.21%	—	—%	22,993	4.66%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,746	2.61%	1,746	2.61%
State and political subdivisions(1)	4,540	4.06%	29,259	2.72%	36,378	3.04%	81,801	3.31%	151,978	3.15%
Total held-to-maturity securities	$7,799	3.34%	$44,692	2.71%	$126,265	3.23%	$569,600	3.12%	$748,356	3.12%
Total debt securities	$7,799	3.34%	$44,702	2.71%	$126,363	3.23%	$738,367	3.10%	$917,231	3.10%
(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At September 30, 2019 and December 31, 2018, 90.3% and 88.9% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 3.7 years and 5.0 years and a modified duration of 3.4 years and 4.4 years.

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

The following table shows our composition of deposits at September 30, 2019 and December 31, 2018.

Composition of Deposits

	September 30, 2019		December 31, 2018
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$488,214	15.7%	$503,831	16.1%
Interest-bearing demand	638,427	20.6%	671,320	21.5%
Savings and money market	1,051,179	33.8%	940,390	30.1%
Time	929,109	29.9%	1,007,906	32.3%
Total deposits	$3,106,929	100.0%	$3,123,447	100.0%

The following table shows deposits assumed in our 2019 acquisition, as of the time of such acquisition.

	MidFirst Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$12,662	12.9%
Interest-bearing demand	11,538	11.7%
Savings and money market	24,269	24.6%
Time	50,074	50.8%
Total deposits	$98,543	100.0%

Total deposits at September 30, 2019 were $3.11 billion, a decrease of $16.5 million, or 0.5%, compared to total deposits of $3.12 billion at December 31, 2018.

Included in interest-bearing demand deposits are brokered deposit balances of $46.0 million at September 30, 2019 and $33.3 million at December 31, 2018.  Also, included in savings and money market deposits are brokered deposit balances of $19.9 million as of September 30, 2019 and $21.0 million as of December 31, 2018.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  These deposits are placed through ICS services, but are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of September 30, 2019 were $26.4 million and $131.1 million at December 31, 2018.  Of these balances, $13.9 million at September 30, 2019 and $20.9 million at December 31, 2018 were reciprocal customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018	Change	%
	(Dollars in thousands)
3 months or less	$155,396	$157,033	$(1,637)	(1.0)%
Over 3 through 6 months	101,880	160,259	(58,379)	(36.4)%
Over 6 through 12 months	198,456	183,862	14,594	7.9%
Over 12 months	163,798	204,991	(41,193)	(20.1)%
Total Time Deposits	$619,530	$706,145	$(86,615)	(12.3)%

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, a bank stock loan, and subordinated debentures.  For additional information see “NOTE 6 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statements for additional information.

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

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs.  Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations and unexpected deposit outflows.  In this process, we focus on both assets and liabilities and on the manner in which they combine to provide adequate liquidity to meet our needs.

During the nine-month periods ended September 30, 2019 and 2018, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit and borrowings from the FHLB.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.62 billion for the nine months ended September 30, 2019, an increase of 9.7% over the December 31, 2018 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 3.8 years and a modified duration of 3.5 years at September 30, 2019.

Cash and cash equivalents were $168.1 million at September 30, 2019, a decrease of $24.8 million from the $192.8 million cash and cash equivalents at December 31, 2018.  The decrease in cash and cash equivalents is driven primarily by $110.4 million net cash used in financing activities, partially offset by $54.8 million net cash provided by investing activities and $30.9 million net cash provided by operating activities.  Cash and cash equivalents at January 1, 2019, plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first nine months of 2019 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of September 30, 2019 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of September 30, 2019

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$5,017	$783	$82	$—	$5,882
Commitments to extend credit	247,652	58,633	30,824	123,033	460,142
Total	$252,669	$59,416	$30,906	$123,033	$466,024

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

Commitments to Extend Credit:  Commitments to originate loans and available lines of credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments and lines of credit generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since a portion of the commitments and lines of credit may expire without being drawn upon, the total commitment and lines of credit amounts do not necessarily represent future cash requirements.  Each customer’s creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained, if deemed necessary, is based on management’s credit evaluation of the counterparty.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, commercial real estate and residential real estate.  Commitments to extend credit include mortgage loans in the process of origination that we plan to fund within a normal period of 60 to 90 days and which are intended for sale to investors in the secondary market.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2019, and December 31, 2018, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of September 30, 2019, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$467,050	$458,406	$453,463	$455,941	$443,237
Less: goodwill	136,432	136,432	136,432	131,712	131,723
Less: core deposit intangibles, net	20,727	21,512	22,296	21,725	22,466
Less: mortgage servicing asset, net	7	8	10	11	13
Less: naming rights, net	1,184	1,195	1,206	1,217	1,228
Tangible common equity	$308,700	$299,259	$293,519	$301,276	$287,807
Common shares issued at period end	15,440,334	15,563,873	15,820,303	15,793,095	15,792,695
RSU shares vested	—	—	108	—	—
Common shares outstanding at period end	15,440,334	15,563,873	15,820,411	15,793,095	15,792,695
Diluted common shares outstanding at period end	15,647,456	15,758,747	16,036,700	16,085,729	16,118,067
Book value per common share	$30.25	$29.45	$28.66	$28.87	$28.07
Tangible book value per common share	$19.99	$19.23	$18.55	$19.08	$18.22
Tangible book value per diluted common share	$19.73	$18.99	$18.30	$18.73	$17.86

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

	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Total stockholders’ equity	$467,050	$458,406	$453,463	$455,941	$443,237
Less: goodwill	136,432	136,432	136,432	131,712	131,723
Less: core deposit intangibles, net	20,727	21,512	22,296	21,725	22,466
Less: mortgage servicing asset, net	7	8	10	11	13
Less: naming rights, net	1,184	1,195	1,206	1,217	1,228
Tangible common equity	$308,700	$299,259	$293,519	$301,276	$287,807
Total assets	$4,074,663	$4,180,074	$4,065,354	$4,061,716	$3,931,036
Less: goodwill	136,432	136,432	136,432	131,712	131,723
Less: core deposit intangibles, net	20,727	21,512	22,296	21,725	22,466
Less: mortgage servicing asset, net	7	8	10	11	13
Less: naming rights, net	1,184	1,195	1,206	1,217	1,228
Tangible assets	$3,916,313	$4,020,927	$3,905,410	$3,907,051	$3,775,606
Equity to assets	11.46%	10.97%	11.15%	11.23%	11.28%
Tangible common equity to tangible assets	7.88%	7.44%	7.52%	7.71%	7.62%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Total average stockholders’ equity	$463,252	$457,103	$459,713	$449,450	$439,771
Less: average intangible assets	158,760	159,562	157,315	154,944	150,256
Average tangible common equity	$304,492	$297,541	$302,398	$294,506	$289,515
Net income (loss) allocable to common stockholders	$10,406	$9,232	$(4,073)	$9,925	$10,322
Amortization of intangible assets	797	797	791	752	707
Less: tax effect of intangible assets amortization	167	167	166	158	148
Adjusted net income (loss) allocable to common stockholders	$11,036	$9,862	$(3,448)	$10,519	$10,881
Return on total average stockholders’ equity (ROAE) annualized	8.91%	8.10%	(3.59)%	8.76%	9.31%
Return on average tangible common equity (ROATCE) annualized	14.38%	13.29%	(4.62)%	14.17%	14.91%

Efficiency Ratio:  The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate the efficiency ratio by dividing non-interest expense, excluding merger expenses, by the sum of net interest income and non-interest income, excluding net gain (loss) from securities transactions.  The GAAP-based efficiency ratio is non-interest expense divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses and net gain (loss) from securities transactions.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	Three months ended
	September 30, 2019	June 30, 2019	March 31, 2019	December 31, 2018	September 30, 2018
	(Dollars in thousands)
Non-interest expense	$24,223	$25,023	$25,543	$25,138	$23,647
Less: merger expenses	—	276	639	938	757
Non-interest expense, excluding merger expenses	$24,223	$24,747	$24,904	$24,200	$22,890
Net interest income	$31,526	$31,288	$30,639	$33,336	$32,755
Non-interest income	$6,572	$6,451	$5,324	$5,449	$5,433
Less: net gain (loss) from securities transactions	4	7	6	5	(4)
Non-interest income, excluding net gain (loss) from securities transactions	$6,568	$6,444	$5,318	$5,444	$5,437
Net interest income plus non-interest income, excluding net gain (loss) from securities transactions	$38,094	$37,732	$35,957	$38,780	$38,192
Non-interest expense to net interest income plus non-interest income	63.58%	66.31%	71.03%	64.81%	61.92%
Efficiency Ratio	63.59%	65.59%	69.26%	62.40%	59.93%

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our asset-liability policy provides guidelines for effective funds management, and management has established a measurement system for monitoring net interest rate sensitivity position within established guidelines.

As a financial institution, the primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short term maturity.  Interest rate risk is the potential of economic gains or losses due to future interest rate changes.  These changes can be reflected in future net interest income and/or fair market values.  The objective is to measure the effect on net interest income (“NII”) and economic value of equity (“EVE”) and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage interest rate exposure by structuring the balance sheet in the ordinary course of business.  We have the ability to enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk. Currently, we do not have a material exposure to these instruments.  We also have the ability to enter into interest rate swaps as an accommodation to our customers in connection with an interest rate swap program.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

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

The change in the impact of net interest income from the base case for September 30, 2019 and December 31, 2018, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease, the level of prepayments are assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for September 30, 2019 and December 31, 2018 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and as interest rates decrease, the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 45.9% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2019	December 31, 2018
+300 basis points	(12.7)%	(13.0)%
+200 basis points	(7.7)%	(8.0)%
+100 basis points	(3.3)%	(3.8)%
0 basis points	—	—
-100 basis points	1.6%	2.0%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2019	December 31, 2018
+300 basis points	(7.2)%	(16.2)%
+200 basis points	(2.5)%	(8.2)%
+100 basis points	0.5%	(2.5)%
0 basis points	—	—
-100 basis points	(5.7)%	0.3%

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including our principal executive officer and principal financial officer.  Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective as of such date due to the material weakness in internal control over financial reporting, described below. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.  Disclosure controls and procedures are the controls and other procedures that are designed to ensure that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the SEC (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgment in evaluating its controls and procedures.

Changes in internal control over financial reporting

Following the close of the quarter ended September 30, 2019, senior management of the Company identified material weaknesses in its control over financial reporting relating to its reconciliation process for a portion of the Company’s corporate accounts to its general ledger.  Since April 2019, such reconciliations were not performed correctly or timely by Company personnel with responsibility for that function and the review of the reconciliation process also did not operate effectively, which caused senior management of the Company to believe that the reconciliations had been properly and timely completed.  The Company believes that the deficiencies identified represent operating deficiencies as opposed to design deficiencies as the Company’s internal control requires reconciliation of all corporate accounts to the Company’s general ledger along with the review of such reconciliations.

The Company has commenced the reconciliation process, implemented new supervision and review processes and assigned knowledgeable and trained personnel dedicated to the reconciliation of the Company’s corporate accounts, which management believes will remediate the material weaknesses identified and will strengthen the Company’s internal control over financial reporting.  Management has not identified any material misstatements to any of the Company’s previously issued consolidated financial statements related to these control deficiencies.  The Company continues to reconcile the accounts to the general ledger and, at this time, the Company does not expect to recognize a material charge to its results of operations or financial condition.

The control deficiencies create a reasonable possibility that a material misstatement to the consolidated financial statements will not be prevented or detected on a timely basis, and therefore, management concluded that the deficiencies represent a material weakness in internal control over financial reporting and that internal control over financial reporting was not effective as of September 30, 2019.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II—OTHER INFORMATION

Item 1:  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business.  See “NOTE 12 – LEGAL MATTERS” of the Condensed Notes to Interim Consolidated Financial Statements under Item 1 to this Quarterly report for a complete discussion of litigation matters.

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

The following table presents shares that have been repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1, 2019 through April 30, 2019	15,000	$26.35	15,000	1,085,000
May 1, 2019 through May 31, 2019	165,944	$26.38	165,944	919,056
June 1, 2019 through June 30, 2019	96,862	$25.15	96,862	822,194
July 1, 2019 through July 31, 2019	—	$—	—	822,194
August 1, 2019 through August 31, 2019	110,406	$25.47	110,406	711,788
September 1, 2019 through September 30, 2019	32,804	$25.84	32,804	678,984
Total	421,016	$25.81	421,016	678,984

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

Equity Bancshares, Inc.

November 12, 2019	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 12, 2019	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer