Form 10-K
period 2019-12-31
EQUITY BANCSHARES INC
filed 2020-03-10
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-37624

EQUITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kansas	72-1532188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 East Kellogg Drive, Suite 300 Wichita, KS	67207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 316.612.6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, par value $0.01 per share	EQBK	NASDAQ Stock Market LLC

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

Large accelerated filer☐	Accelerated filer ☒
Non-accelerated filer☐	Smaller reporting company☐
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

As of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $391.5 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 29, 2020
Class A Common Stock, par value $0.01 per share	15,413,630
Class B Non-Voting Common Stock, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2020 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	an economic downturn, especially one affecting our core market areas;
•	the occurrence of various events that negatively impact the real estate market, since a significant portion of our loan portfolio is secured by real estate;
•	generally difficult or unfavorable conditions in the market for financial products and services;
•	interest rate fluctuations which could have an adverse effect on our profitability;
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

•	the costs of integrating the businesses we acquire, which may be greater than expected;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;

•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;
•	restraints on the ability of Equity Bank to pay dividends to us, which could limit our liquidity;
•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;
•	additional regulatory requirements and restrictions on our business, which could impose additional costs on us;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
•	inaccuracies in our assumptions about future events which could result in material differences between our financial projections and actual financial performance;
•	the departure of key members of our management personnel or our inability to hire qualified management personnel;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	required implementation of new accounting standards that significantly change certain of our existing recognition practices;
•	the occurrence of adverse weather or manmade events, which could negatively affect our core markets or disrupt our operations;
•	the effects of pandemic and widespread public health emergencies;
•	an increase in FDIC deposit insurance assessments, which could adversely affect our earnings;
•	the impact of the transition from London Interbank Offered Rate (“LIBOR”) and our ability to adequately manage such transition;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
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

Part I

Item 1: Business

Our Company

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 52 full-service branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2019.  As of December 31, 2019, we had, on a consolidated basis, total assets of $3.95 billion, total deposits of $3.06 billion, total loans (net of allowances) of $2.54 billion and total stockholders’ equity of $478.1 million.

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

•	June 2006 – Acquired the Mortgage Centre of Wichita and integrated it into our Bank as a department to expand our mortgage loan platform.
•	October 2006 – Acquired a Missouri charter from First National Bank in Sarcoxie, Missouri, which allowed us to subsequently open a full-service branch in Lee’s Summit, Missouri in 2007.
•	November 2007 – Acquired Signature Bancshares, Inc. in Spring Hill, Kansas, which provided us entry into the Overland Park, Kansas market.
•	August 2008 – Acquired Ellis State Bank with locations in Ellis and Hays, Kansas.
•	December 2011 – Acquired four branches of Citizens Bank and Trust in Topeka, Kansas, which increased our deposits by $110 million.
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

•

October 2015 – Acquired First Independence Corporation of Independence, the registered savings and loan holding company for First Federal Savings & Loan of Independence, based in Independence, Kansas.  First Independence operated four full-service branches in Southeastern Kansas.  At the time of acquisition, First Independence had consolidated total assets of $135.0 million, total deposits of $87.1 million and total loans of $89.9 million.

•

November 2016 – Acquired Community First Bancshares, Inc. in Harrison, Arkansas, which increased our deposits by $375.4 million.  At the time of acquisition, Community First had total assets of $462.9 million and five locations in Arkansas.

•

March 2017 – Acquired Prairie State Bancshares, Inc. (“Prairie”) in Hoxie, Kansas, which increased our deposits by $125.4 million and our total assets by $153.1 million.  The merger added three locations in western Kansas.

•

November 2017 – Acquired Eastman National Bancshares, Inc. (“Eastman”), which had a total of four branches in Ponca City and Newkirk, Oklahoma.  The acquisition increased our deposits by $224.1 million, our loans by $177.9 million and our total assets by $281.5 million.  In addition, at the same time, we acquired Cache Holdings, Inc. (“Cache”) in Tulsa, Oklahoma.  Cache was the holding company for Patriot Bank and had one branch in Tulsa.  The acquisition of Cache added $278.7 million in deposits, $300.7 million in loans and $343.4 in total assets.

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

•

February 2019 – Acquired the assets and assumed the deposits and certain other liabilities of two branch locations in Guymon, Oklahoma and one branch location in Cordell, Oklahoma, from MidFirst Bank based in Oklahoma City, Oklahoma.  This acquisition increased our deposits by $98.5 million, our loans by $6.5 million and our total assets by $98.6 million.

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

As a result of these strategic and organic growth efforts, since our inception through December 31, 2019, we have expanded our team of full-time equivalent employees from 19 to 607, and our network of branches from two to 52.  We believe that we are well positioned to continue to be a strategic consolidator of community banks, while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

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

•

Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets.  We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share.  We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City, Wichita and Tulsa, and stable community markets within Western Kansas, Western Missouri, Topeka, Northern Arkansas and Northern Oklahoma.  We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.  The following table shows our total deposits and loans (net of allowances) in our community markets and our metropolitan markets as of December 31, 2019, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$907,201	30%	$1,482,858	58%
Community markets(3)	$2,156,315	70%	$1,073,794	42%

(1)	Amounts in thousands.
(2)	Represents 12 branches located in the Wichita, Kansas City and Tulsa metropolitan statistical areas (“MSAs”).
(3)	Represents 40 branches located outside of the Wichita, Kansas City and Tulsa MSAs.

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

•

Preserve Our Asset Quality Through Disciplined Lending Practices.  Our approach to credit management uses well-defined policies and procedures, disciplined underwriting criteria and ongoing risk management.  We believe we are a competitive and effective commercial and industrial lender, supplementing ongoing and active loan servicing with early-stage credit review provided by our bankers.  This approach has allowed us to maintain loan growth with a diversified portfolio of high-quality assets.  We believe our credit culture supports accountable bankers, who maintain an ability to expand our customer base as well as make sound decisions for our Company.  We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

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

•

Focus on Commercial Banking.  We are primarily a commercial bank.  As measured by outstanding balances at December 31, 2019, commercial loans composed over 68.5% of our loan portfolio and within our commercial loan portfolio, 66.2% of such loans were commercial real estate loans and 33.8% were commercial and industrial loans.  We believe we have developed strong commercial relationships in our markets across a diversified range of sectors including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate.  We believe we have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards.  Our relationship-based approach seeks to grow lending relationships with our customers as they expand their businesses, including geographically and through cross-selling our various other banking products, such as our deposit and treasury management products.  We have a growing presence in attractive commercial banking markets, such as Wichita, Kansas City and Tulsa, which we believe present significant opportunities to continue to increase our business banking activities.

•

Our Ability to Consolidate.  Our branches are strategically located within metropolitan markets, Kansas City, Tulsa and Wichita, as well as stable community markets that present opportunities to expand our market share.  Our executive management team has identified significant acquisition and consolidation opportunities ranging from small to large community banking institutions.  These opportunities can include branch-only acquisitions as well.  We believe our track record of strategic acquisitions and effective integrations, combined with our expertise in our markets and scalable platform, will allow us to capitalize on these growth opportunities.

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

2019 Acquisitions

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

Subsequent Events

On January 31, 2020, the Company submitted a notice of proposed branch closing to the Federal Reserve for three locations.  At their December meeting, our Board of Directors voted to close these branches and to move the loans, deposits and property that would not be sold with the building to other branches that will remain open in the markets of the branches being closed.  At the present time, the Company does not have an active program in place to locate a buyer, these properties are not listed with a realtor and are not being actively marketed.

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

At December 31, 2019, we had total loans of $2.54 billion (net of allowances), representing 64.4% of our total assets.  For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk.  Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City, Tulsa and Wichita.  Our loan portfolio consists primarily of commercial real estate loans, which were $1.16 billion and constituted 45.5% of our total loans net of allowances as of December 31, 2019, commercial and industrial loans, which were $592.1 million and constituted 23.3% of our total loans net of allowances as of December 31, 2019, and residential real estate loans, which were $503.4 million and constituted 19.8% of our total loans net of allowances as of December 31, 2019.  Our commercial real estate loans are generally secured by first liens on real property.  The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals.  The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas, Missouri and Oklahoma.  The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses.  Management believes the allowance for loan losses is adequate to cover incurred losses in our loan portfolio as of December 31, 2019.

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

Large Credit Relationships.  As of December 31, 2019, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $215.7 million, or 8.4% of total loans.  See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

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

Lending Limits.  Our lending activities are subject to a variety of lending limits imposed by federal and state law.  In general, the Bank is subject to a legal lending limit on loans to a single borrower based on the Bank’s capital level.  The dollar amounts of the Bank’s lending limit increases or decreases as the Bank’s capital increases or decreases.  The Bank is able to sell participations in its larger loans to other financial institutions, which allows it to manage the risk involved in these loans and to meet the lending needs of its customers requiring extensions of credit in excess of these limits.

The Bank’s legal lending limit as of December 31, 2019 on loans to a single borrower was $87.2 million.  However, we typically maintain an in-house limit of $25.0 million for loans to a single borrower.  We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, commercial real estate-backed loans (including loans secured by owner occupied commercial properties), term loans, equipment financing, aircraft financing, acquisition, expansion and development loans, borrowing base loans, real estate construction loans, homebuilder loans, restaurant franchisees, hoteliers, government guaranteed loans, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income.  We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal.  Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral.  Fixed rate commercial and industrial loan maturities are generally short-term, with three to five-year maturities, or include periodic interest rate resets.  Terms greater than five years may be appropriate in some circumstances based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as a government guarantee is obtained.

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

Commercial Real Estate Loans.  We make commercial mortgage loans collateralized by real estate, which may be owner occupied or non-owner-occupied real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service.  We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guarantee from responsible parties.  Our commercial mortgage loans generally are collateralized by first liens on real estate, have variable or fixed interest rates and amortize over a 10 to 20-year period with balloon payments or rate adjustments due at the end of three to seven years.  Periodically, we will utilize an interest rate swap to hedge against long term fixed rate exposures.  Commercial mortgage loans considered for interest rate swap hedging typically have terms of greater than five years.

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

Real Estate Construction Loans.  We make loans to finance the construction of residential and non-residential properties.  Construction loans generally are collateralized by first liens on real estate and have floating interest rates.  We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans.  Underwriting guidelines similar to those described above are also used in our construction lending activities.  Our construction loans have terms that typically range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor.  Loans are typically structured with an interest only construction period.  Loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility at the completion of construction, in line with other commercial real estate loans held at the bank.

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

1 – 4 Family Residential Mortgages.  We make residential real estate loans collateralized by owner-occupied properties located in our market areas.  We offer a variety of mortgage loan products with amortization periods up to 30 years including traditional 30-year fixed loans and various adjustable rate mortgages.  Typically, loans with a fixed interest rate of greater than 10 years are held for sale and sold on the secondary market and adjustable rate mortgages are held for investment.  Loans collateralized by one-to-four family residential real estate generally are originated in amounts of no more than 80% of appraised value.  Home equity loans and HELOCs are generally limited to a combined loan-to-value ratio of 80%, including the subordinate lien.  We retain a valid lien on real estate, obtain a title insurance policy that insures that the property is free from encumbrances and require hazard insurance.

From time to time we have purchased pools of residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio and increase our yield.  These loans purchased typically have an adjustable rate with a fixed period of no more than 10 years and are collateralized by one-to-four family residential real estate.  We have a defined set of credit guidelines that we use when evaluating these credits.  Although these loans were originated and underwritten by another institution, our mortgage and credit departments do their own independent review of these loans.  These loans typically are secured by collateral outside of our branch footprint.

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

Agricultural operating loans may be originated at an adjustable or fixed-rate of interest and generally for a term of up to 7 years.  In the case of agricultural operating loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed rates of interest for a term of up to 5 years.  We typically originate agricultural operating loans based on the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business.  As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment.  A significant number of agricultural borrowers with these types of loans may qualify for relief under a chapter of the U.S. Bankruptcy Code that is designed specifically for the reorganization of financial obligations of family farmers and which provides certain preferential procedures to agricultural borrowers compared to traditional bankruptcy proceedings pursuant to other chapters of the U.S. Bankruptcy Code.

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

We offer a full array of commercial treasury management services designed to be competitive with banks of all sizes.  Treasury Management Services include balance reporting (including current day and previous day activity), transfers between accounts, wire transfer initiation, ACH origination and stop payments.  Cash management deposit products consist of lockbox, remote deposit capture, positive pay, reverse positive pay, account reconciliation services, zero balance accounts and sweep accounts, including loan sweep.

In addition, we offer a full comprehensive suite of products and offerings for trust and wealth management customers.  Trust and Wealth Management services include private banking, investment management, trust services and estate and financial planning.

Our Markets

As of December 31, 2019, we conducted banking operations through our 52 full-service branches located in Arkansas, Kansas, Missouri and Oklahoma.  We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets.  In particular, we believe our markets provide us with access to low cost, stable core deposits in smaller community markets that we can use to fund commercial loan growth in metropolitan areas.

We believe our existing and target markets are among some of the most attractive in the Midwestern United States.  Our markets are home to thousands of manufacturing and trade jobs, and have experienced recent growth in the healthcare, consumer services and technology sectors.  We believe the central geographic footprint of our markets provides numerous industrial plants, facilities and manufacturing businesses with a central shipping location from which they can distribute their products.  Our markets also serve as the corporate headquarters for Koch Industries Inc., Hallmark Cards, Inc., H&R Block, Inc., Sprint Corporation, Cerner Corporation, AMC Entertainment Holdings, Inc., American Century Investments, Garmin International, Inc., Cessna Aircraft Company, Seaboard Corporation, Cargill Meat Solutions, Spirit AeroSystems, Dairy Farmers of America, Quick Trip, ONEOK, and Williams Companies and host a major presence for companies across a variety of industries, including Bombardier Learjet, Collective Brands, Inc., FedEx, Flexsteel, Hills Pet Nutrition, Inc., Textron Aviation Services, Tyson Foods, Williams Companies, Phillips 66, Rib Crib, Honeywell and Bayer Corporation.  We understand the community banking needs of the businesses and individuals within our markets and have focused on developing a commercial and personal banking platform to service such needs.

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

In addition, we believe our markets are stable and have weathered various economic cycles relatively well.  Household income is expected to increase by a five-year growth rate of 1.94%.  Our markets are expected to experience moderate compounded annual growth in consumer and commercial deposits, with a five-year compounded average growth rate of 2.29% for commercial deposits, according to data from Fiserv BancIntelligence, and 1.75% in consumer deposits.

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

Due to our heavy reliance on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial reporting and other systems, we utilize a layered cyber security model designed to protect all systems and sensitive data.  This layered model is composed of a variety of different components from a range of security vendors.  The various components are centrally managed and monitored creating a multi-layered, interlocking, cybersecurity defense system.  We believe this defense system is dynamic and designed to adjust to protect against the latest cyber threats and attack vectors.

Competition

The financial services industry is highly competitive.  We compete for loans, deposits, and financial services in all of our principal markets.  We compete directly with other bank and nonbank institutions located within our markets, Internet-based banks, out-of-market banks, and bank holding companies that advertise in or otherwise serve our markets, along with money market and mutual funds, brokerage houses, mortgage companies, and insurance companies or other commercial entities that offer financial services products.  Competition involves efforts to retain current customers, obtain new loans and deposits, increase the scope and type of services offered and offer competitive interest rates paid on deposits and charged on loans.  Many of our competitors enjoy competitive advantages, including greater financial resources, a wider geographic presence, more accessible branch office locations, the ability to offer additional services, more favorable pricing alternatives and lower origination and operating costs.  Some of our competitors have been in business for a long time and have an established customer base and name recognition.  We believe that our competitive pricing, personalized service and community involvement enable us to effectively compete in the communities in which we operate.

Employees

As of December 31, 2019, we had approximately 607 full-time equivalent employees.  None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.  We believe that our relationship with our employees is good.

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

Supervision and Regulation

Banking is a complex, highly regulated industry.  Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by and the regulations and policies of, various governmental regulatory authorities.  These authorities include, but are not limited to, the Federal Reserve, the FDIC, the Office of the Comptroller of the Currency (“OCC”), the Kansas Office of State Bank Commissioner (“OSBC”), the Consumer Financial Protection Bureau (“CFPB”), the IRS and state taxing authorities.  The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

The laws, rules and regulations add significantly to the cost of operating the Company and Equity Bank and thus have a negative impact on profitability.  In recent years, financial service providers that are not subject to the same regulations as the Company and Equity Bank have expanded significantly.  Less regulation may give these institutions a competitive advantage over the Company and Equity Bank. Such institutions may continue to draw large amounts of funds away from banking institutions, with a continuing adverse effect on the banking industry in general.

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

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries.  Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are so closely related to banking as to be a proper incident thereto.  If a bank holding company has become a financial holding company (“FHC”), it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity.  FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities.  To maintain FHC status, the bank holding company and all subsidiary depository institutions must be “well managed” and “well capitalized.”  Additionally, all subsidiary depository institutions must have received at least a “Satisfactory” rating on its most recent CRA examination.  Failure to meet these requirements may result in limitations on activities and acquisitions.  We have not elected to be an FHC at this time.

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

Rules on Regulatory Capital

Regulatory capital rules released in July 2013 pursuant to the Basel III requirements (“Basel III rules”), implemented higher minimum capital requirements for bank holding companies and banks.  The Basel III rules included a common equity Tier 1 capital requirement and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  These enhancements were designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions.  The Basel III rules require banks and bank holding companies to maintain a minimum common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 8% and a leverage ratio of 4%.  Under the Basel III rules, banks and bank holding companies must maintain a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and requirements.  Banks and bank holding companies are also required to maintain a “capital conservation buffer” in excess of the minimum risk-based capital ratios.  The buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.  The minimum 2.5% buffer, which became fully phased in on January 1, 2019, is composed solely of CET1 capital.  If an institution’s capital conservation buffer is less than or equal to 2.5%, then the institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers.

The Basel III rules also attempted to improve the quality of capital by implementing changes to the definition of capital.  Among the most important changes are stricter eligibility criteria for regulatory capital instruments that disallow the inclusion of certain instruments, such as trust preferred securities, in Tier 1 capital going forward and new constraints on the inclusion of minority interests, mortgage-servicing assets, deferred tax assets and certain investments in the capital of unconsolidated financial institutions.  In addition, the Basel III rules require that most regulatory capital deductions be made from CET1 capital.

The federal bank regulatory agencies may also set higher capital requirements for banks and bank holding companies whose circumstances warrant it.  For example, holding companies experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.  At this time, the bank regulatory agencies are more inclined to impose higher capital requirements to meet well capitalized standards and future regulatory change could impose higher capital standards as a routine matter.  Our regulatory capital ratios and those of Equity Bank are in excess of the levels established for well capitalized institutions under the Basel III rules.

The Basel III rules also set forth certain changes in the methods of calculating certain risk-weighted assets, which in turn affect the calculation of risk-based capital ratios.  Under the Basel III rules, higher or more sensitive risk weights are assigned to various categories of assets, including certain credit facilities that finance the acquisition, development or construction of real property, certain exposures or credits that are 90 days past due or on non-accrual, foreign exposures and certain corporate exposures.  In addition, the Basel III rules include (i) alternative standards of credit worthiness consistent with the Dodd-Frank Act, (ii) greater recognition of collateral and guarantees and (iii) revised capital treatment for derivatives and repo-style transactions.

In addition, the Basel III rules include certain exemptions to address concerns about the regulatory burden on community banks.  For example, banking organizations with less than $15 billion in consolidated assets as of December 31, 2009, are permitted to include in Tier 1 capital trust preferred securities and cumulative perpetual preferred stock issued and included in Tier 1 capital prior to May 19, 2010, on a permanent basis without phase out.  Community banks were also permitted to make a one-time election in their March 31, 2015, quarterly filings to opt-out of the requirement to include most accumulated other comprehensive income (“AOCI”) components in the calculation of CET1 capital and, in effect, retain the AOCI treatment under the prior capital rules.  Under the Basel III rules, we made the one-time, permanent election to continue to exclude AOCI from capital.

In accordance with the Economic Growth, Regulatory Relief and Consumer Protection Act, which was enacted on May 24, 2018, the federal banking agencies published final rules implementing the community bank leverage ratio in November 2019.  Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the community bank leverage ratio framework.  A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below.  The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than-9% leverage ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage ratio greater than 8%.  A banking organization that fails to maintain a leverage ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III

Capital rules and file the appropriate regulatory reports.  The Company and Equity Bank have not made an election to use the community bank leverage ratio framework but may make such an election in the future if eligible and doing so is advantageous.

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

Pursuant to FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2019, Equity Bank exceeded the capital levels required to be deemed well capitalized.

Additionally, FDICIA requires bank regulators to take prompt corrective action to resolve problems associated with insured depository institutions.  In the event an institution becomes undercapitalized, it must submit a capital restoration plan.

Under these prompt corrective action provisions of FDICIA, if a controlled bank is undercapitalized, then the regulators could require the bank to submit a capital restoration plan.  If an institution becomes significantly undercapitalized or critically undercapitalized, additional and significant limitations are placed on the institution.  The capital restoration plan of an undercapitalized institution will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan, until it becomes adequately capitalized.  We have control of Equity Bank for the purpose of this statute.

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

In addition, the BHC Act prohibits any entity from acquiring 25%, or more (the BHC Act has a lower limit for acquirers that are existing bank holding companies), of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or the power to exercise a “controlling influence” over a bank holding company or bank, without the prior approval of the Federal Reserve.  On January 30, 2020, the Board of Governors of the Federal Reserve System adopted a final rule revising the Federal Reserve’s regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company, including a bank holding company or a bank, for purposes of the BHC Act.  The final rule establishes a comprehensive framework that employs several factors to determine if a company has control over another company, including the first company’s total voting and non-voting equity investment in the second company; director, officer and employee overlaps between the first company and the second company; and the scope of business relationships between the first company and the second company.  The final rule goes into effect on April 1, 2020.

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

Bank Regulation

Equity Bank operates under a Kansas state bank charter and is subject to regulation by the OSBC and the Federal Reserve.  The OSBC and the Federal Reserve regulate or monitor all areas of Equity Bank’s operations, including capital requirements, issuance of stock, declaration of dividends, interest rates, deposits, loans, investments, borrowings, record keeping, establishment of branches, acquisitions, mergers, information technology and employee responsibility and conduct.  The OSBC places limitations on activities of Equity Bank, including the issuance of capital notes or debentures and the holding of real estate and personal property and requires Equity Bank to maintain a certain ratio of reserves against deposits.  The OSBC requires Equity Bank to file a report annually, in addition to any periodic report requested.

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

The present and future dividend policy of Equity Bank is subject to the discretion of its boards of directors.  In determining whether to pay dividends to us and, if paid, the amount of the dividends, the board of directors of Equity Bank considers many of the same factors discussed above.  Equity Bank cannot guarantee that it will have the financial ability to pay dividends to us, or if dividends are paid, that they will be sufficient for us to make distributions to our stockholders.  Equity Bank is not obligated to pay dividends.

Insider Transactions

A bank is subject to certain restrictions on extensions of credit to insiders of the bank or of any affiliate.  Insiders include executive officers, directors, certain principal stockholders and their related interests.  Extensions of credit include derivative transactions, repurchase and reverse repurchase agreements and securities borrowing and lending transactions to the extent that such transactions cause a bank to have credit exposure to an insider.  Any extension of credit to an insider must:

•	Be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties; and
•	Involve no more than the normal risk of repayment or present other unfavorable features.

For loans above certain threshold amounts, board approval is required and the interested insider may not be involved.  In addition, a bank may purchase an asset from or sell an asset to an insider only if the transaction is on market terms and, if representing more than 10% of capital, is approved in advance by the majority of disinterested directors.

Additional and more stringent limits apply to a bank’s transactions with its own executive officers and certain directors.  These limits do not apply to transactions with all directors or to insiders of the bank’s affiliates.

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

Capital Adequacy

In addition to the capital rules applicable to both banks and bank holding companies discussed above, under the prompt corrective action regulations, the federal bank regulators are required and authorized to take supervisory actions against undercapitalized banks.  For this purpose, a bank is placed in one of the following five categories based on the bank’s capital:

•	well capitalized (at least 5% leverage ratio, 6.5% CET1 risk-based capital ratio, 8% Tier 1 risk-based capital ratio and 10% total risk-based capital ratio);
•	adequately capitalized (at least 4% leverage ratio, 4.5% CET1 risk-based capital ratio, 6% Tier 1 risk-based capital ratio and 8% total risk-based capital ratio);
•	undercapitalized (less than 4% leverage ratio, 4.5% CET1 risk-based capital ratio, 6% Tier 1 risk-based capital ratio or 8% total risk-based capital ratio);
•	significantly undercapitalized (less than 3% leverage ratio, 3% CET1 risk-based capital ratio, 4% Tier 1 risk-based capital ratio or 6% total risk-based capital ratio); and
•	critically undercapitalized (less than 2% tangible capital to total assets).

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

As of December 31, 2019, Equity Bank exceeded the capital levels required to be deemed well capitalized.

Deposit Insurance

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, through the Deposit Insurance Fund (“DIF”), and safeguards the safety and soundness of the banking and thrift industries.  The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000.  The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by financial ratios and supervisory factors derived from a statistical model that estimates a bank’s probability of failure within three years.

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

Recent cyber-attacks against bank and other institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking agencies to issue extensive guidance on cyber security.  The regulatory agencies may devote more resources to this part of their safety and soundness examination than they may have in the past.

Like other lending institutions, our subsidiary bank uses credit bureau data in its underwriting activities.  Use of that data is regulated under the Federal Credit Reporting Act on a uniform, nationwide basis.  The act and its implementing regulation, Regulation V, cover credit reporting, prescreening, sharing of information between affiliates and the use of credit data.  The Fair and Accurate Credit Transactions Act of 2003 allows states to enact identity theft laws that are not inconsistent with the conduct required by the provisions of the act.

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

Failure of a financial institution and its holding company to maintain and implement adequate programs to combat money laundering and terrorist financing, or to comply with relevant laws and regulations, could have serious legal, reputational and financial consequences for the institution.  Because of the significance of regulatory emphasis on these requirements, Equity Bank will continue to expend significant staffing, technology and financial resources to maintain programs designed to ensure compliance with applicable laws and regulations and an effective audit function for testing of Equity Bank’s compliance with the Bank Secrecy Act, on an ongoing basis.

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

Concentrated Commercial Real Estate Lending Regulations

The Federal Reserve and other federal banking regulatory agencies have promulgated guidance governing financial institutions with concentrations in commercial real estate lending.  The guidance provides that a bank may be exposed to heightened commercial real estate lending concentration risk and subject to further supervisory analysis if (i) total reported loans for construction, land development and other land represent 100% or more of total capital or (ii) total reported loans secured by multifamily residential properties, non-farm non-residential properties and loans for construction, land development and other land, together with loans to finance commercial real estate, construction and land development activities that are not secured by real estate, represent 300% or more of total capital and the bank’s commercial real estate loan portfolio has increased 50% or more during the prior 36 months.  If a concentration is present, management is expected to employ heightened risk management practices including board and management oversight and strategic planning, development of underwriting standards, risk assessment and monitoring through market analysis and stress testing and increasing capital requirements.

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

Item 1A: Risk Factors

Our business and results of operations are subject to numerous risks and uncertainties, many of which are beyond our control.  The material risks and uncertainties that management believes affect the Company are described below.  Additional risks and uncertainties that management is not aware of, or that management currently deems immaterial, may also impair the Company’s business operations.  This report is qualified in its entirety by these risk factors.  If any of the following risks actually occur, our business, financial condition and results of operations could be materially and adversely affected.  If this were to happen, the value of our securities could decline significantly and you could lose all or part of your investment.  Some statements in the following risk factors constitute forward-looking statements.  Please refer to “Cautionary Note Regarding Forward-Looking Statements” elsewhere in this Annual Report on Form 10-K.

Risks Relating to Our Business

Our business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate.

Our banking operations are concentrated in Arkansas, Kansas, Missouri and Oklahoma.  As a result, our financial condition and results of operations and cash flows are affected by changes in the economic conditions of our markets.  Our success depends to a significant extent upon the business activity, population, income levels, deposits and real estate activity in these markets.  Although our customers’ business and financial interests may extend well beyond these market areas, adverse conditions that affect these market areas could reduce our growth rate, affect the ability of our customers to repay their loans, affect the value of collateral underlying loans, impact our ability to attract deposits and generally affect our financial conditions and results of operations.  Because of our geographic concentration, we may be less able than other regional or national financial institutions to diversify our credit risks across multiple markets.

A return of recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services, which could have an adverse effect on our results of operations.

Economic recession or other economic problems, including those affecting our markets and regions, but also those affecting the U.S. or world economies, could have a material adverse impact on the demand for our products and services.  If economic conditions deteriorate, or if there are negative developments affecting the domestic and international credit markets, the value of our loans and investments may be harmed, which in turn would have an adverse effect on our financial performance and our financial condition may be adversely affected.  In addition, although deteriorating market conditions could adversely affect our financial condition, results of operations and cash flows, we may not benefit from any market growth or favorable economic conditions, either in our primary market areas or nationally, even if they do occur.

Difficult conditions in the market for financial products and services may materially and adversely affect our business and results of operations.

Dramatic declines in the housing market during the previous recessionary period, along with increased foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  This market turmoil and tightening of credit led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  Although conditions have improved, a return of these trends could have a material adverse effect on our business and operations.  Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses.  Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services.  These conditions would have adverse effects on us and others in the financial services industry.

We rely heavily on our management team and could be adversely affected by the unexpected loss of key officers.

We are led by an experienced management team with substantial experience in the markets that we serve and the financial products that we offer.  Our operating strategy focuses on providing products and services through long-term relationship managers.  Accordingly, our success depends in large part on the performance of our key personnel, as well as on our ability to attract, motivate and retain highly qualified senior and middle management.  Competition for employees is intense and the process of locating key personnel with the combination of skills and attributes required to execute our business plan may be lengthy.  We may not be successful in retaining our key employees and the unexpected loss of services of one or more of our key personnel could have a material adverse effect on our business because of their skills, knowledge of our market and financial products, years of industry experience, long-term customer relationships and the difficulty of promptly finding qualified replacement personnel.  If the services of any of our key personnel should become unavailable for any reason, we may not be able to identify and hire qualified persons on terms acceptable to us, which could have an adverse effect on our business, financial condition and results of operations.

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

Our current growth strategy is to grow organically and supplement that growth with select acquisitions.  Our ability to grow organically depends primarily on generating loans and deposits of acceptable risk and expense and we may not be successful in continuing this organic growth.  Our ability to identify appropriate markets for expansion, recruit and retain qualified personnel and fund growth at a reasonable cost depends upon prevailing economic conditions, maintenance of sufficient capital, competitive factors, and changes in banking laws, among other factors.  Conversely, if we grow too quickly and are unable to control costs and maintain asset quality, such growth, whether organic or through select acquisitions, could materially and adversely affect our financial condition and results of operations.

We may not be able to identify and acquire other financial institutions, which could hinder our ability to continue to grow.

A substantial part of our historical growth has been a result of acquisitions of other financial institutions.  We intend to continue our strategy of evaluating and selectively acquiring other financial institutions that serve customers or markets we find desirable. However, the market for acquisitions remains highly competitive and we may be unable to find satisfactory acquisition candidates in the future that fit our acquisition strategy.  To the extent that we are unable to find suitable acquisition candidates, an important component of our strategy may be lost.  If we are able to identify attractive acquisition opportunities, we must generally satisfy a number of conditions prior to completing any such transaction, including certain bank regulatory approval, which has become substantially more difficult, time-consuming and unpredictable as a result of the recent financial crisis.  Additionally, any future acquisitions may not produce the revenue, earnings or synergies that we anticipated.

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

Acquisitions of financial institutions and branches also involve operational risks and uncertainties, such as unknown or contingent liabilities with no available manner of recourse, exposure to unexpected problems such as asset quality, the retention of key employees and customers and other issues that could negatively affect our business.  We may not be able to complete future acquisitions or, if completed, we may not be able to successfully integrate the operations, technology platforms, management, products and services of the entities that we acquire or to realize our attempts to eliminate redundancies.  The integration process may also require significant time and attention from our management that would otherwise be directed toward servicing existing business and developing new business.  Failure to successfully integrate the entities we acquire into our existing operations in a timely manner may increase our operating costs significantly and adversely affect our business, financial condition and results of operations.  Further, acquisitions typically involve the payment of a premium over book and market values and therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future acquisition and the carrying amount of any goodwill that we currently maintain or may acquire may be subject to impairment in future periods.

If we continue to grow, we will face risks arising from our increased size.  If we do not manage such growth effectively, we may be unable to realize the benefit from the investments in technology, infrastructure and personnel that we have made to support our expansion.  In addition, we may incur higher costs and realize less revenue growth than we expect, which would reduce our earnings and diminish our future prospects and we may not be able to continue to implement our business strategy and successfully conduct our operations.  Risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting procedures, information technology systems, determining adequate allowances for loan losses and complying with regulatory accounting requirements, including increased loan losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.

Acquisitions may disrupt our business and dilute stockholder value and integrating acquired companies may be more difficult, costly or time-consuming than we expect.

Our pursuit of acquisitions may disrupt our business and any equity that we issue as merger consideration may have the effect of diluting the value of common stockholders.  In addition, we may fail to realize some or all of the anticipated benefits of completed acquisitions.  We anticipate that the integration of businesses that we may acquire in the future will be a time-consuming and expensive process, even if the integration process is effectively planned and implemented.

In addition, our acquisition activities could be material to our business and involve a number of significant risks, including the following:

•

incurring time and expense associated with identifying and evaluating potential acquisitions and negotiating potential transactions, resulting in our attention being diverted from the operation of our existing business;

•	using inaccurate estimates and judgments to evaluate credit, operations, management and market risks with respect to the target company or the assets and liabilities that we seek to acquire;
•	exposure to potential asset quality issues of the target company;

•	intense competition from other banking organizations and other potential acquirers, many of which have substantially greater resources than we do;
•	potential exposure to unknown or contingent liabilities of banks and businesses we acquire, including, without limitation, liabilities for regulatory and compliance issues;
•	inability to realize the expected revenue increases, cost savings, increases in geographic or product presence and other projected benefits of the acquisition;
•	incurring time and expense required to integrate the operations and personnel of the combined businesses;
•	inconsistencies in standards, procedures and policies that would adversely affect our ability to maintain relationships with customers and employees;
•	experiencing higher operating expenses relative to operating income from the new operations;
•	creating an adverse short-term effect on our results of operations;
•	losing key employees and customers;
•	significant problems relating to the conversion of the financial and customer data of the entity;
•	integration of acquired customers into our financial and customer product systems;
•	potential changes in banking or tax laws or regulations that may affect the target company; or
•	risks of impairment to goodwill.

If difficulties arise with respect to the integration process, the economic benefits expected to result from acquisitions might not occur.  As with any merger of financial institutions, there also may be business disruptions that cause us to lose customers or cause customers to move their business to other financial institutions.  Failure to successfully integrate businesses that we acquire could have an adverse effect on our profitability, return on equity, return on assets or our ability to implement our strategy, any of which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our largest loan relationships currently make up a material percentage of our total loan portfolio.

As of December 31, 2019, our ten largest loan relationships totaled over $215.7 million in loan exposure, or 8.4% of the total loan portfolio.  The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses.  The allowance for loan losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital.  Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2019, our ten largest non-brokered depositors accounted for $353.3 million in deposits, or approximately 11.5% of our total deposits.  Further, our non-brokered deposit account balance was $3.03 billion, or approximately 99.0% of our total deposits, as of December 31, 2019.  Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

Withdrawals of deposits by any one of our largest depositors or by one of our related customer groups could force us to rely more heavily on borrowings and other sources of funding for our business and withdrawal demands, adversely affecting our net interest margin and results of operations.  We may also be forced, as a result of any withdrawal of deposits, to rely more heavily on other, potentially more expensive and less stable funding sources.  Consequently, the occurrence of any of these events could have a material adverse effect on our business, results of operations, financial condition and future prospects.

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

Our growth strategy also relies on our ability to attract and retain additional profitable bankers.  We may face difficulties in recruiting and retaining bankers of our desired caliber, including as a result of competition from other financial institutions.  In particular, many of our competitors are significantly larger with greater financial resources and may be able to offer more attractive compensation packages and broader career opportunities.  Additionally, we may incur significant expenses and expend significant time and resources on training, integration and business development before we are able to determine whether a new banker will be profitable or effective.  If we are unable to attract and retain successful bankers, or if our bankers fail to meet our expectations in terms of customer relationships and profitability, we may be unable to execute our business strategy and our business, financial condition, results of operations and growth prospects may be adversely affected.

Any expansion into new markets or new lines of business might not be successful.

As part of our ongoing strategic plan, we may consider expansion into new geographic markets.  Such expansion might take the form of the establishment of de novo branches or the acquisition of existing banks or bank branches.  There are considerable costs associated with opening new branches and new branches generally do not generate sufficient revenues to offset costs until they have been in operation for some time.  Additionally, we may consider expansion into new lines of business through the acquisition of third parties or organic growth and development.  There are substantial risks associated with such efforts, including risks that (i) revenues from such activities might not be sufficient to offset the development, compliance and other implementation costs, (ii) competing products and services and shifting market preferences might affect the profitability of such activities and (iii) our internal controls might be inadequate to manage the risks associated with new activities.  Furthermore, it is possible that our unfamiliarity with new markets or lines of business might adversely affect the success of such actions.  If any such expansions into new geographic or product markets are not successful, there could be an adverse effect on our financial condition and results of operations.

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

We maintain an allowance for credit losses, which is an allowance established through a provision for loan losses charged to expense that represents management’s best estimate of probable incurred losses in our loan portfolio.  Additional credit losses will likely occur in the future and may occur at a rate greater than we have experienced to date.  In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions.  If our assumptions, including our qualitative factors or the implementation of ASC Topic 326 Current Expected Credit Loss (“CECL”) in 2020 and for future periods, prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  In addition, as an acquirer of other banks, our allowance for loan losses may not be sufficient when coupled with purchase discounts on acquired portfolios.  Material additions to the allowance could materially decrease our net income.

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

As a part of the products and services that we offer, we make commercial and commercial real estate loans.  The principal economic risk associated with each class of loans is the creditworthiness of the borrower, which is affected by the strength of the relevant business market segment, local market conditions and general economic conditions.  Additional factors related to the credit quality of commercial loans include the quality of the management of the business and the borrower’s ability both to properly evaluate changes in the supply and demand characteristics affecting our market for products and services and to effectively respond to those changes.  Additional factors related to the credit quality of commercial real estate loans include tenant vacancy rates and the quality of management of the property.  A failure to effectively measure and limit the credit risk associated with our loan portfolio could have an adverse effect on our business, financial condition and results of operations.

External economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Board of Governors of the Federal Reserve System or the Federal Reserve.  Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation or other economic phenomena that could adversely affect our financial performance.  The primary impact of inflation on our operations most likely will be reflected in increased operating costs.  Conversely, deflation generally will tend to erode collateral values and diminish loan quality.  Virtually all of our assets and liabilities are monetary in nature.  As a result, interest rates have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income.  Net interest income is the difference between the interest earned on assets (such as loans and securities held in our investment portfolio) and the interest paid for liabilities (such as interest paid on savings and money market accounts and time deposits).  Income associated with interest-earning assets and costs associated with interest-bearing liabilities may not be affected uniformly by fluctuations in interest rates.  The magnitude and duration of changes in interest rates are events over which we have no control and such changes may have an adverse effect on our net interest income.  Prepayment and early withdrawal levels, which are also impacted by changes in interest rates, can significantly affect our assets and liabilities.  For example, an increase in interest rates could, among other things, reduce the demand for loans and decrease loan repayment rates.  Such an increase could also adversely affect the ability of our floating-rate borrowers to meet their higher payment obligations, which could in turn lead to an increase in nonperforming assets and net charge-offs.  Conversely, a decrease in the general level of interest rates could affect us by, among other things, leading to greater competition for deposits and incentivizing borrowers to prepay or refinance their loans more quickly or frequently than they otherwise would.  The primary tool that management uses to measure interest rate risk is a simulation model that evaluates the impact of varying levels of prevailing interest rates and the impact on net interest income and the economic value of equity.  Generally, the interest rates on our interest-earning assets and interest-bearing liabilities do not change at the same rate, to the same extent or on the same basis.  Even assets and liabilities with similar maturities or re-pricing periods may react in different degrees to changes in market interest rates.  Interest rates on certain types of assets and liabilities may fluctuate in advance of changes in general market interest rates, while interest rates on other types of assets and liabilities may lag behind changes in general market rates.  Certain assets, such as fixed and adjustable rate mortgage loans, have features that limit changes in interest rates on a short-term basis and over the life of the asset.  Changes in interest rates could materially and adversely affect our financial condition and results of operations.  See “Item 7A – Quantitative and Qualitative Disclosure About Market Risk” for a discussion of interest rate risk modeling and the inherent risks in modeling assumptions.

Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control.

Generally, interest rate spreads (the difference between interest rates earned on assets and interest rates paid on liabilities) have narrowed in recent years as a result of changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures and we cannot predict whether these rate spreads will narrow even further.  This narrowing of interest rate spreads could adversely affect our financial condition and results of operations.  In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant changes, up or down, in our net interest income.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR.  This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide submissions for the calculation of LIBOR.  Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable market benchmark, what rate or rates may become accepted alternatives to LIBOR or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments.

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

The language in our contracts and financial instruments that define and use LIBOR have developed over time and have various events that trigger when a successor rate to the designated rate would be selected.  If a trigger is satisfied, contracts and financial instruments often give the calculation agent (which may be us) discretion over the successor rate or benchmark to be selected.  As a result, there is considerable uncertainty as to how the financial services industry will address the discontinuance of designated rates in contracts and financial instruments or such designated rates ceasing to be acceptable reference rates.  This uncertainty could ultimately result in client disputes and litigation surrounding the proper interpretation of our LIBOR-based contracts and financial instruments.

Although we are currently unable to assess what the ultimate impact of the transition from LIBOR will be, failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

We could suffer losses from a decline in the credit quality of the assets that we hold.

We could sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans.  We have adopted underwriting and credit monitoring procedures and policies that we believe are appropriate to minimize this risk, including the establishment and review of the allowance for credit losses, periodic assessment of the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our financial condition and results of operations.  In particular, we face credit quality risks presented by past, current and potential economic and real estate market conditions.

Changes in economic conditions could cause an increase in delinquencies and nonperforming assets, including loan charge-offs, which could depress our net income and growth.

Our loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and a slowdown in housing.  If we see negative economic conditions develop in the United States as a whole or our Arkansas, Kansas, Missouri and Oklahoma markets, we could experience higher delinquencies and loan charge-offs, which would reduce our net income and adversely affect our financial condition.  Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.

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

The foregoing risks are enhanced as a result of the limited geographic scope of our principal markets.  Most of the real estate securing our loans is located in our Arkansas, Kansas, Missouri and Oklahoma markets.  Because the value of this collateral depends upon local real estate market conditions and is affected by, among other things, neighborhood characteristics, real estate tax rates, the cost of operating the properties and local governmental regulation, adverse changes in any of these factors in our markets could cause a decline in the value of the collateral securing a significant portion of our loan portfolio.  Further, the concentration of real estate collateral in these four markets limits our ability to diversify the risk of such occurrences.

A large portion of our loan portfolio is comprised of commercial loans that are secured by accounts receivable, inventory, equipment or other asset-based collateral and deterioration in the value of such collateral could increase our exposure to future probable losses.

These commercial loans are typically larger in amount than loans to individuals and therefore, have the potential for larger losses on a single loan basis.  Additionally, asset-based borrowers are often highly leveraged and have inconsistent historical earnings and cash flows.  Historically, losses in our commercial credits have been higher than losses in other classes of our loan portfolio.  Significant adverse changes in our borrowers’ industries and businesses could cause rapid declines in values of, and collectability associated with, those business assets, which could result in inadequate collateral coverage for our commercial loans and expose us to future losses.  An increase in specific reserves and charge-offs related to our commercial loan portfolio could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

Other primary sources of funds consist of cash flows from operations, maturities and sales of investment securities and proceeds from the issuance and sale of our equity securities to investors.  Additional liquidity is provided by the ability to borrow from the Federal Home Loan Bank of Topeka.  We also may borrow funds from third-party lenders, such as other financial institutions.  Our access to funding sources in amounts adequate to finance or capitalize our activities, or on terms that are acceptable to us, could be impaired by factors that affect us directly or the financial services industry or economy in general, such as disruptions in the financial markets or negative views and expectations about the prospects for the financial services industry.  Our access to funding sources could also be affected by a decrease in the level of our business activity as a result of a downturn in our markets or by one or more adverse regulatory actions against us.

Any decline in available funding could adversely impact our ability to originate loans, invest in securities, meet our expenses or to fulfill obligations such as repaying our borrowings or meeting deposit withdrawal demands, any of which could have a material adverse impact on our liquidity, business, financial condition and results of operations.

As a bank holding company, the sources of funds available to us are limited.

Any future constraints on liquidity at the holding company level could impair our ability to declare and pay dividends on our Class A common stock.  In some instances, notice to, or approval from, the Federal Reserve may be required prior to our declaration or payment of dividends.  Further, our operations are primarily conducted by our subsidiary, Equity Bank, which is subject to significant regulation.  Federal and state banking laws restrict the payment of dividends by banks to their holding companies and Equity Bank will be subject to these restrictions in paying dividends to us.  Because our ability to receive dividends or loans from Equity Bank is restricted, our ability to pay dividends to our stockholders is also restricted.

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

Consumer and commercial banking are highly competitive industries.  Our market areas contain not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks.  We compete with other state and national financial institutions, as well as savings and loan associations, savings banks and credit unions, for deposits and loans.  In addition, we compete with financial intermediaries, such as consumer finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services.  Some of these competitors may have a long history of successful operations in our market areas and greater ties to local businesses and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints and lower cost structures than we do.  Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns or to operate a more developed technology platform.  Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than we can offer.  For example, in the current low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate.  Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services.  Technology has lowered barriers to entry and made it possible for banks to compete in our market areas without a retail footprint by offering competitive rates and for non-banks to offer products and services traditionally provided by banks.

The financial services industry could become even more competitive as a result of legislative, regulatory and technological changes and continued consolidation.  Banks, securities firms and insurance companies can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service, including banking, securities underwriting, insurance (both agency and underwriting) and merchant banking.

Our ability to compete successfully depends on a number of factors, including:

•	our ability to develop, maintain and build upon long-term customer relationships based on quality service and high ethical standards;
•	our ability to attract and retain qualified employees to operate our business effectively;
•	our ability to expand our market position;
•	the scope, relevance and pricing of products and services that we offer to meet customer needs and demands;
•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our level of service; and
•	industry and general economic trends.

Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely affect our growth and profitability, which, in turn, could harm our business, financial condition and results of operations.

As a community bank, our ability to maintain our reputation is critical to the success of our business and the failure to do so may materially adversely affect our performance.

We are a community bank and our reputation is one of the most valuable components of our business.  As such, we strive to conduct our business in a manner that enhances our reputation.  This is done, in part, by recruiting, hiring and retaining employees who share our core values of being an integral part of the communities we serve, delivering superior service to our customers and caring about our customers and associates.  If our reputation is negatively affected by the actions of our employees or otherwise, our business and therefore, our operating results may be materially adversely affected.  Further, negative public opinion can expose us to litigation and regulatory action as we seek to implement our growth strategy.

As a community banking institution we have lower lending limits and different lending risks than certain of our larger, more diversified competitors.

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

If the communities in which we operate do not grow, or if the prevailing economic conditions locally or nationally are less favorable than we have assumed, then our ability to reduce our nonperforming loans and other real estate owned portfolios and to implement our business strategies may be adversely affected and our actual financial performance may be materially different from our projections.

Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our market areas even if they do occur.  If our senior management team is unable to provide the effective leadership necessary to implement our strategic plan our actual financial performance may be materially adversely different from our projections.  Additionally, to the extent that any component of our strategic plan requires regulatory approval, if we are unable to obtain necessary approval, we will be unable to completely implement our strategy, which may adversely affect our actual financial results.  Our inability to successfully implement our strategic plan could adversely affect the price of our Class A common stock.

Volatility in commodity prices may adversely affect our financial condition and results of operations.

In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us.  For example, while we do not have a concentration in energy lending, the industry is cyclical and recently has experienced a significant drop in crude oil and natural gas prices.  In addition, we make loans to customers involved in the agricultural industry, many of whom are also impacted by fluctuations in commodity prices.  Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us and, as a result, a severe and prolonged decline in commodity prices may adversely affect our financial condition and results of operations.  It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control.

We depend on the accuracy and completeness of information about customers and counterparties.

In deciding whether to extend credit or enter into other transactions with customers and counterparties, we may rely on information furnished to us by or on behalf of customers and counterparties, including financial statements and other financial information.  We also may rely on representations of customers and counterparties as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. In deciding whether to extend credit, we may rely upon our customers’ representations that their financial statements conform to GAAP and present fairly, in all material respects, the financial condition, results of operations and cash flows of the customer.  We also may rely on customer representations and certifications or other audit or accountants’ reports, with respect to the business and financial condition of our clients.  Our financial condition, results of operations, financial reporting and reputation could be negatively affected if we rely on materially misleading, false, inaccurate or fraudulent information.

We are subject to possible claims and litigation pertaining to fiduciary responsibility.

From time to time, customers could make claims and take legal action pertaining to our performance of our fiduciary responsibilities.  Whether customer claims and legal action related to our performance of our fiduciary responsibilities are founded or unfounded, if such claims and legal actions are not resolved in a manner favorable to us, they may result in significant financial liability and/or adversely affect our market perception of our products and services as well as impact customer demand for those products and services.  Any financial liability or reputation damage could have a material adverse effect on our business, which, in turn, could have a material adverse effect on our financial condition and results of operations.

We are subject to environmental risk in our lending activities.

Because a significant portion of our loan portfolio is secured by real property, we may foreclose upon and take title to such property in the ordinary course of business.  If hazardous substances are found on such property, we could be liable for remediation costs, as well as for personal injury and property damage.  Environmental laws might require us to incur substantial expenses, materially reduce the property’s value or limit our ability to use or sell the property.  Although management has policies requiring environmental reviews before loans secured by real property are made and before foreclosure is commenced, it is still possible that environmental risks might not be detected and that the associated costs might have a material adverse effect on our financial condition and results of operations.

We continually encounter technological change and may have fewer resources than our competitors to continue to invest in technological improvements.

The banking and financial services industries are undergoing rapid technological changes with frequent introductions of new technology-driven products and services.  In addition to enhancing the level of service provided to customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs.  Our future success will depend, in part, upon our ability to address the needs of our customers by using technology to provide products and services that enhance customer convenience and create additional efficiencies in operations.  Many of our competitors have greater resources to invest in technological improvements and we may not be able to effectively implement new technology-driven products and services, which could reduce our ability to effectively compete.

Our information systems may experience a failure or interruption.

We rely heavily on communications and information systems to conduct our business.  Any failure or interruption in the operation of these systems could impair or prevent the effective operation of our customer relationship management, general ledger, deposit, lending or other functions.  While we have policies and procedures designed to prevent or limit the effect of a failure or interruption in the operation of our information systems, there can be no assurance that any such failures or interruptions will not occur or, if they do occur, that they will be adequately addressed.  The occurrence of any failures or interruptions impacting our information systems could damage our reputation, result in a loss of customer business and expose us to additional regulatory scrutiny, civil litigation and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

We use information technology in our operations and offer online banking services to our customers and unauthorized access to our or our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties.  The financial services industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks, including in the commercial banking sector, as cyber criminals have been targeting commercial bank and brokerage accounts on an increasing basis.  We are under continuous threat of loss due to fraudulent activity, hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business.  Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cyber criminals and hackers, our plans to continue to provide internet banking and mobile banking channels and our plans to develop additional remote connectivity solutions to serve our customers.  Therefore, the secure processing, transmission and storage of information in connection with our online banking services are critical elements of our operations.  However, our network could be vulnerable to unauthorized access, computer viruses and other malware, phishing schemes or other security failures.  In addition, our customers may use personal smartphones, tablet PCs or other mobile devices that are beyond our control systems in order to access our products and services.  Our technologies, systems and networks and our customers’ devices, may become the target of cyber-attacks, electronic fraud or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.  As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats.  Our business relies on the secure processing, storage, transmission and retrieval of confidential customer information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties, and any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities.  Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits.  While we have not experienced any material losses relating to cyber-attacks or other information security breaches to date, we may suffer such losses in the future.  The occurrence of any cyber-attack or information security breach could result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, reputational damage, damage to our competitive position and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

In addition to well-known risks related to fraudulent activity, which take many forms, such as check “kiting” or fraud, wire fraud and other dishonest acts, information security breaches and cybersecurity-related incidents have become a material risk in the financial services industry.  These threats may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, electronic identity theft, “phishing”, account takeover, denial or degradation of service attacks and malware or other cyber-attacks.  These electronic viruses or malicious code are typically designed to, among other things:

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

Although to date we have not experienced any losses or other material consequences relating to technology failure, cyber-attacks or other information, we may suffer such losses or other consequences in the future.  While we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, we may not succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring.  Even the most advanced internal control environment may be vulnerable to compromise.  Targeted social engineering attacks are becoming more sophisticated and are extremely difficult to prevent.  Additionally, the existence of cyber-attacks or security breaches at third parties with access to our data, such as vendors, may not be disclosed to us in a timely manner.  Further, we may not be able to insure against losses related to cyber threats.  As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.

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

From time to time, the Financial Accounting Standards Board or the SEC may change the financial accounting and reporting standards that govern the preparation of our financial statements.  Such changes may result in us being subject to new or changing accounting and reporting standards.  In addition, the bodies that interpret the accounting standards (such as banking regulators, outside auditors or management) may change their interpretations or positions on how these standards should be applied.  These changes may be beyond our control, can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retrospectively or apply an existing standard differently, also retrospectively, in each case resulting in our needing to revise or restate prior period financial statements.

A new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations.

In June 2016, the Financial Accounting Standards Board (“FASB”) issued an accounting standard update, “Financial Instruments-Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the current “incurred loss” model for recognizing credit losses with an “expected loss” model referred to as the Current Expected Credit Loss (“CECL”) model.  Under the CECL model, we will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected.  The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions and reasonable and supportable forecasts that affect the collectability of the reported amount.  This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter.  This differs significantly from the “incurred loss” model required under current general accepted accounting principles (“GAAP”), which delays recognition until it is probable a loss has been incurred.  Accordingly, we expect that the adoption of the CECL model will materially affect how we determine our allowance for loan losses and could require us to significantly increase our allowance.  Moreover, the CECL model may create more volatility in the level of our allowance for loan losses.  If we are required to materially increase our level of allowance for loan losses for any reason, such increase could adversely affect our business, financial condition and results of operations.

The new CECL standard will become effective for us on January 1, 2020, and for interim periods beginning March 31, 2020.  We are currently evaluating the impact the CECL model will have on our accounting, but we expect to recognize a one-time cumulative-effect adjustment to our allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, consistent with regulatory expectations set forth in interagency guidance issued at the end of 2016.  We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our business, financial condition and results of operations.

Adverse weather or man-made events could negatively affect our markets or disrupt our operations, which could have an adverse effect upon our business and results of operations.

A significant portion of our business is generated in our Arkansas, Kansas, Missouri and Oklahoma markets, which have been, and may continue to be, susceptible to natural disasters, such as tornadoes, droughts, floods and other severe weather events.  These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and increase the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy.  Such weather events could disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate.  We cannot predict whether, or to what extent, damage that may be caused by future weather or man-made events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or loan losses.  Our business or results of operations may be adversely affected by these and other negative effects of natural or man-made disasters.  Further, severe weather, natural disasters, acts of war or terrorism and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies or defaults that could result in a higher level of nonperforming assets, net charge-offs and provision for loan losses.  Such risks could also impair the value of collateral securing loans and hurt our deposit base.

We are or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of our business involve substantial risk of legal liability.  We have been named or threatened to be named as defendants in various lawsuits arising from our business activities (and in some cases from the activities of companies that we have acquired) including, but not limited to, consumer residential real estate mortgages.  In addition, from time to time, we are, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank regulatory agencies, the Consumer Financial Protection Bureau, the SEC and law enforcement authorities.  The results of such proceedings could lead to significant civil or criminal penalties, including monetary penalties, damages, adverse judgments, settlements, fines, injunctions, restrictions on the way in which we conduct our business or reputational harm.

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

Regardless of the scope or validity of such patents or other intellectual property rights, or the merits of any claims by potential or actual litigants, we may have to engage in litigation that could be expensive, time-consuming, disruptive to our operations and distracting to management.  If we are found to infringe one or more patents or other intellectual property rights, we may be required to pay substantial damages or royalties to a third-party.  In certain cases, we may consider entering into licensing agreements for disputed intellectual property, although no assurance can be given that such licenses can be obtained on acceptable terms or that litigation will not occur.  These licenses may also significantly increase our operating expenses.  If legal matters related to intellectual property claims were resolved against us or settled, we could be required to make payments in amounts that could have a material adverse effect on our business, financial condition and results of operations.

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

At December 31, 2019, our goodwill impairment test involves a two-step process.  Under the first step, the estimation of fair value of the reporting unit is compared to its carrying value including goodwill.  If step one indicates a potential impairment, the second step is performed to measure the amount of impairment, if any.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess.  The current goodwill impairment evaluation process will be changed by Accounting Standards Update 2017-04, which is effective January 1, 2020,  and will require us to determine if the fair value of our net assets is less than its carrying amount, including goodwill.  We will assess goodwill impairment on a quarterly basis and will reflect any impairment in our results of operations in the periods in which it is believed to have occurred.

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

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had a balance of $9.0 million as of December 31, 2019. This loan has a maximum lending commitment of $40.0 million.  If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset.  In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

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

As a bank holding company, we are subject to federal regulation under the Bank Holding Company Act of 1956, as amended, or the BHC Act, and the examination and reporting requirements of the Federal Reserve. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations.  Banking regulations are primarily intended to protect depositors, deposit insurance funds and the banking system as a whole and not stockholders or other creditors.  These regulations affect lending practices, capital structure, investment practices, dividend policy and overall growth, among other things.  For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

Changes in laws, government regulation and monetary policy may have a material effect on our results of operations.

Financial institutions have been the subject of significant legislative and regulatory changes and may be the subject of further significant legislation or regulation in the future, none of which is within our control.  New proposals for legislation continue to be introduced in the United States Congress that could further substantially increase regulation of the bank and non-bank financial services industries, impose restrictions on the operations and general ability of firms within the industry to conduct business consistent with historical practices, including in the areas of compensation, interest rates, financial product offerings and disclosures and have an effect on bankruptcy proceedings with respect to consumer residential real estate mortgages, among other things.  Federal and state regulatory agencies also frequently adopt changes to their regulations or change the manner in which existing regulations are applied.  Changes to statutes, regulations or regulatory policies, including changes in their interpretation or implementation by regulators, could affect us in substantial and unpredictable ways.  Such changes could, among other things, subject us to additional costs and lower revenues, limit the types of financial services and products that we may offer, ease restrictions on non-banks and thereby enhance their ability to offer competing financial services and products, increase compliance costs and require a significant amount of management’s time and attention.  Failure to comply with statutes, regulations or policies could result in sanctions by regulatory agencies, civil monetary penalties or reputational damage, each of which could have a material adverse effect on our business, financial condition and results of operations.

Banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions to which we become subject as a result of such examinations could materially and adversely affect us.

We are subject to supervision and regulation by federal and state banking agencies that periodically conduct examinations of our business, including compliance with laws and regulations – specifically, our subsidiary, Equity Bank, is subject to examination by the Federal Reserve and the OSBC and we are subject to examination by the Federal Reserve.  Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business.  If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for loan losses, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers, or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance.  If we become subject to such a regulatory action, it could have a material adverse effect on our business, financial condition and results of operations.

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

In July 2013, the federal banking agencies published the final Basel III rules (as defined in “Item 1 – Business – Supervision and Regulation – Bank Holding Company Regulation”) that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets.  The application of these stringent capital requirements on us could, among other things, result in lower returns on equity, require the raising of additional capital and result in regulatory actions such as the inability to pay dividends or repurchase shares if we are unable to comply with such requirements.

We may need to raise additional capital in the future, including as a result of potential increased minimum capital thresholds established by regulators, but that capital may not be available when it is needed or may be dilutive to stockholders.

We are required by federal and state regulatory authorities to maintain adequate capital levels to support our operations.  New regulations implementing minimum capital standards could require financial institutions to maintain higher minimum capital ratios and may place a greater emphasis on common equity as a component of “Tier 1 capital,” which consists generally of stockholders’ equity and qualifying preferred stock, less certain goodwill items and other intangible assets.  In order to support our operations and comply with regulatory standards, we may need to raise capital in the future.  Our ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside of our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on favorable terms.  The capital and credit markets have experienced significant volatility in recent years.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If we cannot raise additional capital when needed, our financial condition and results of operations may be adversely affected and our banking regulators may subject us to regulatory enforcement action, including receivership.  Furthermore, our issuance of additional shares of our Class A common stock could dilute the economic ownership interest of our Class A stockholders.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, or CRA, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions.  The U.S. Department of Justice and other federal agencies are responsible for enforcing these laws and regulations.  A successful regulatory challenge to an institution’s performance under the CRA or fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion and restrictions on entering new business lines.  Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation.  Such actions could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations and any deemed deficiency by us with respect to these laws could result in significant liability.

The Bank Secrecy Act, the USA PATRIOT Act of 2001, or the Patriot Act, and other laws and regulations require financial institutions, among other duties, to institute and maintain an effective anti-money laundering program and file suspicious activity and currency transaction reports, when appropriate.  In addition to other bank regulatory agencies, the federal Financial Crimes Enforcement Network of the U.S. Treasury, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the state and federal banking regulators, as well as the U.S. Department of Justice, Consumer Financial Protection Bureau, Drug Enforcement Administration and Internal Revenue Service, or the IRS.  We are also subject to increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control of the U.S. Treasury regarding, among other things, the prohibition of transacting business with and the need to freeze assets of, certain persons and organizations identified as a threat to the national security, foreign policy or economy of the United States.  If our policies, procedures and systems are deemed deficient, we would be subject to liability, including fines and regulatory actions, which may include restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, including our acquisition plans.  Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.  Any of these results could have a material adverse effect on our business, financial condition, results of operations and future prospects.

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

The trading price of our Class A common stock may be volatile, which may make it difficult for you to resell your shares at the volume, prices and times desired.  There are many factors that may impact the market price and trading volume of our Class A common stock, including:

•	actual or anticipated fluctuations in our operating results, financial condition or asset quality;
•	market conditions in the broader stock market in general or in our industry in particular;
•

publication of research reports about us, our competitors or the bank and non-bank financial services industries generally, or changes in, or failure to meet, securities analysts’ estimates of our financial and operating performance, or lack of research reports by industry analysts or ceasing of coverage;

•	future issuances of our Class A common stock or other securities;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures or capital commitments by or involving our competitors or us;
•	additions or departures of key personnel;
•	trades of large blocks of our Class A common stock;
•	economic and political conditions or events;
•	regulatory developments; and
•	other news, announcements or disclosures (whether by us or others) related to us, our competitors, our core markets or the bank and non-bank financial services industries.

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

In the past, following periods of volatility in the market price of our common stock, securities class action litigation has been instituted.  Pending or future securities class action suits against us could result in significant liabilities and, regardless of the outcome, could result in substantial costs and the diversion of our management’s attention and resources.

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

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly.  These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.  These increased costs may require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives

We have not historically declared or paid cash dividends on our common stock and we do not expect to pay dividends on our common stock in the foreseeable future. Consequently, your only opportunity to achieve a return on your investment is if the price of our Class A common stock appreciates.

The holders of our common stock will receive dividends if and when declared by our board of directors out of legally available funds.  Our board of directors has not declared a dividend on our common stock since our inception.  Any future determination relating to our dividend policy will be made at the discretion of our board of directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions and other factors that our board of directors may deem relevant.

Our principal business operations are conducted through our subsidiary, Equity Bank. Cash available to pay dividends to our stockholders is derived primarily, if not entirely, from dividends paid by Equity Bank to us.  The ability of Equity Bank to pay dividends to us, as well as our ability to pay dividends to our stockholders, will continue to be subject to and limited by, certain legal and regulatory restrictions.  Further, any lenders making loans to us may impose financial covenants that may be more restrictive with respect to dividend payments than the regulatory requirements.

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

Although our Class A common stock is listed for trading on the Nasdaq Global Select Market, the trading volume in our common stock is less than that of other, larger financial services companies.  A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our Class A common stock at any given time.  This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control.  Given the lower trading volume of our Class A common stock, significant sales of our Class A common stock or the expectation of these sales, could cause the price of our Class A common stock to decline.

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

Our directors and executive officers, as a group, beneficially own a significant portion of our Class A common stock.  As a result of this beneficial ownership, our directors and executive officers have the ability, by taking coordinated action, to exercise significant influence over our affairs and policies.  The interests of our directors and executive officers may not be consistent with your interests as a stockholder.  This influence may also have the effect of delaying or preventing changes of control, or changes in management or limiting the ability of our other stockholders to approve transactions that they may deem to be in the best interests of our Company.

Shares of our Class A common stock are not insured deposits and may lose value.

Shares of our Class A common stock are not savings or deposit accounts and are not insured by the FDIC’s DIF or any other agency or private entity.  Such shares are subject to investment risk, including the possible loss of some or all of the value of your investment.

The laws that regulate our operations are designed for the protection of depositors and the public, not our stockholders.

The federal and state laws and regulations applicable to our operations give regulatory authorities extensive discretion in connection with their supervisory and enforcement responsibilities and generally have been promulgated to protect depositors and the FDIC’s DIF and not for the purpose of protecting stockholders.  These laws and regulations can materially affect our future business. Laws and regulations now affecting us may be changed at any time and the interpretation of such laws and regulations by bank regulatory authorities is also subject to change.

We have the ability to incur debt and pledge our assets, including our stock in Equity Bank, to secure that debt and holders of any such debt obligations will generally have priority over holders of our Class A common stock with respect to certain payment obligations.

We have the ability to incur debt and pledge our assets to secure that debt.  Absent special and unusual circumstances, a holder of indebtedness for borrowed money has rights that are superior to those of holders of Class A common stock.  For example, interest must be paid to the lender before dividends can be paid to stockholders and loans must be paid off before any assets can be distributed to stockholders if we were to liquidate.  Furthermore, we would have to make principal and interest payments on our indebtedness, which could reduce our profitability or result in net losses on a consolidated basis.

We are an emerging growth company under the JOBS Act and we cannot be certain whether the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an emerging growth company under the JOBS Act, we therefore are permitted to and we intend to, take advantage of exemptions from certain disclosure requirements.  We are an emerging growth company until the earliest of: (i) the last day of the fiscal year during which we had total annual gross revenues of $1.0 billion or more; (ii) the last day of the fiscal year following the fifth anniversary of our initial public offering; (iii) the date on which we have, during the previous three-year period, issued more than $1.0 billion in non-convertible debt; or (iv) the date on which we are deemed a “large accelerated filer,” as defined under the federal securities laws.  For so long as we remain an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on certain executive compensation matters, such as “say on pay” and “say on frequency.” As a result, our stockholders may not have access to certain information that they may deem important.  Although we intend to rely on certain of the exemptions provided in the JOBS Act, the exact implications of the JOBS Act for us are still subject to interpretations and guidance by the SEC and other regulatory agencies.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Ensuring that we have adequate disclosure controls and procedures in place, including internal control over financial reporting, so that we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently.  As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. Our management is required to certify our compliance with Section 404 of the Sarbanes-Oxley Act and to make annual assessments of the effectiveness of our internal control over financial reporting. In addition, when we cease to be an emerging growth company under the JOBS Act, our independent registered public accounting firm will be required to report on the effectiveness of our internal control over financial reporting.

Our management may conclude that our internal control over financial reporting are not effective due to our failure to cure any identified material weakness or otherwise.  Moreover, even if our management concludes that our internal control over financial reporting are effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting are effective.  In the future, our independent registered public accounting firm may not be satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us.  In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies in our internal controls over financial reporting or disclosure controls.  Any such deficiencies may also subject us to adverse regulatory consequences.  If we fail to achieve and maintain the adequacy of our internal control over financial reporting or disclosure controls, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting or disclosure controls and we may suffer adverse regulatory consequences or violations of listing standards.  There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

Our corporate governance documents and certain corporate and banking laws applicable to us could make a takeover more difficult.

Certain provisions of our Articles of Incorporation and our Bylaws and applicable corporate and federal banking laws, could make it more difficult for a third party to acquire control of us or conduct a proxy contest, even if those events were perceived by many of our stockholders as beneficial to their interests.  These provisions and the corporate and banking laws and regulations applicable to us, among others:

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

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 10, 2020.  Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock.  Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207.  Including our principal executive offices, as of December 31, 2019, we operated a total of 52 branches, consisting of four branches in the Wichita, Kansas metropolitan area, seven branches in the Kansas City metropolitan area, three branches in Topeka, Kansas, ten branches in Western Missouri, five branches in Western Kansas, four branches in Southeast Kansas, five branches in Southwest Kansas, five branches in Northern Arkansas, one branch in the Tulsa, Oklahoma metropolitan area, five branches in Northern Oklahoma and three branches in Western Oklahoma.  Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities.  We believe all of our facilities are suitable for our operational needs.  The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2019.

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Other Wichita Area Branches:
345 North Andover Road Andover, Kansas 67002	Owned
1555 North Webb Road Wichita, Kansas 67206	Owned
10222 West Central Wichita, Kansas 67212	Owned

Kansas City Branches:
6200 Northwest 63rd Terrace Kansas City, Missouri 64151	Owned
8880 West 151st Street Overland Park, Kansas 66221	Owned
4551 West 107th Street, Suite 210 Overland Park, Kansas 66207	Leased
909 Northeast Rice Road Lee’s Summit, Missouri 64086	Owned
301 Southeast Main Street Lee’s Summit, Missouri 64063	Owned
1251 Southwest Oldham Parkway Lee’s Summit, Missouri 64081	Owned
651 Northeast Coronado Drive Blue Springs, Missouri 64014	Owned

Tulsa Branches:
9292 South Delaware Ave Tulsa, Oklahoma 74137	Owned

Western Missouri Branches:
1919 Highway 13 Higginsville, Missouri 64037	Owned

Address	Owned/Leased
300 South Miller Street Sweet Springs, Missouri 65351	Owned
612 North Maguire Warrensburg, Missouri 64093	Owned
1110 South Mitchell Street(2) Warrensburg, Missouri 64093	Leased
200 North State Street Knob Noster, Missouri 65336	Owned
920 Thompson Boulevard Sedalia, Missouri 65301	Owned
504 West Benton Street Windsor, Missouri 65360	Owned
615 East Ohio Street Clinton, Missouri 64735	Owned
100 East Main Street Warsaw, Missouri 65355	Owned
1601 Commercial Street(2) Warsaw, Missouri 65355	Owned

Topeka Branches:
701 South Kansas Avenue Topeka, Kansas 66603	Owned
507 West 8th Street Topeka, Kansas 66603	Owned
3825 Southwest 29th Street Topeka, Kansas 66614	Owned

Western Kansas Branches:
2428 Vine Street Hays, Kansas 67601	Owned
916 Washington Street Ellis, Kansas 67637	Owned
745 Main Street Hoxie, Kansas 67740	Owned
300 Highway 212 Quinter, Kansas 67752	Owned
106 South Adams Street Grinnell, Kansas 67738	Owned

Southeast Kansas Branches:
902 McArthur Rd Coffeyville, Kansas 67337	Owned
112 East Myrtle Street Independence, Kansas 67301	Owned

Address	Owned/Leased
801 Main Neodesha, Kansas 66757	Owned
102 North Broadway Street Pittsburg, Kansas 66762	Owned

Southwest Kansas Branches:
502 South Jackson Street Hugoton, Kansas 67951	Owned
1700 North Lincoln Avenue Liberal, Kansas 67901	Owned
23 West 4th Street Liberal, Kansas 67901	Owned
930 South Kansas Avenue Liberal, Kansas 67901	Leased
250 East Tucker Road Liberal, Kansas 67901	Leased

Northern Arkansas Branches:
200 East Ridge Avenue Harrison, Arkansas 72601	Owned
1304 Highway 62/65 North(1) Harrison, Arkansas 72601	Leased
911 West Trimble Avenue Berryville, Arkansas 72616	Owned
107 West Van Buren Eureka Springs, Arkansas 72632	Leased
198 Slack Street Pea Ridge, Arkansas 72751	Owned

Northern Oklahoma Branches:
222 East Grand Avenue Ponca City, Oklahoma 74601	Leased
802 East Prospect Avenue Ponca City, Oklahoma 74601	Owned
1417 East Hartford Avenue Ponca City, Oklahoma 74604	Leased
102 South Main Street Newkirk, Oklahoma 74647	Owned
110 East 1st Street Cordell, Oklahoma 73632	Owned

Western Oklahoma Branches:
601 North Main Street Guymon, Oklahoma 73942	Owned
1754 North Academy Street(2) Guymon, Oklahoma 73942	Owned

Address	Owned/Leased
2602 North Highway 64 Guymon, Oklahoma 73942	Leased

(1)The building at this location is owned but the land is on a long term lease expiring in January 2030.

(2)In December 2019, the Board of Directors voted to move toward closure of these three branches.  At the present time, the Company does not have an active program in place to locate a buyer, these properties are not listed with a realtor and are not being actively marketed.

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Markets under the symbol “EQBK”.  At February 29, 2020, there were 15,413,630 shares of our Class A common stock, outstanding and 251 stockholders of record for the Company’s Class A common stock.  At February 29, 2020, no shares of our Class B common stock were outstanding.

The following table sets forth, for the periods indicated, the high and low intraday sales prices for our Class A common stock as reported by the NASDAQ Global Select Market.

	High	Low
Quarter ended March 31, 2018	$40.77	$34.72
Quarter ended June 30, 2018	$44.26	$36.57
Quarter ended September 30, 2018	$44.30	$37.11
Quarter ended December 31, 2018	$40.00	$31.32
Quarter ended March 31, 2019	$35.96	$27.65
Quarter ended June 30, 2019	$30.04	$22.75
Quarter ended September 30, 2019	$28.84	$24.25
Quarter ended December 31, 2019	$31.91	$25.29
Quarter ended March 31, 2020 (through February 29, 2020)	$30.85	$25.46

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

As a Kansas corporation, we are subject to certain restrictions on dividends under the Kansas General Corporation Code. Generally, a Kansas corporation may pay dividends to its stockholders out of its surplus or, if there is no surplus, out of its net profits for the fiscal year in which the dividend is declared or the preceding fiscal year, or both.  In addition, if the capital of a Kansas corporation is diminished by depreciation in the value of its property, or by losses or otherwise, to an amount less than the aggregate amount of the capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets, the directors of such corporation cannot declare and pay out of such net profits any dividends upon any shares of any classes of its capital stock until the deficiency in the amount of capital represented by the issued and outstanding stock of all classes having a preference upon the distribution of assets is repaired.  We are also subject to certain restrictions on the payment of cash dividends as a result of banking laws, regulations and policies.  For more information, see “Item 1 – Supervision and Regulation – Banking Regulation – Standards for Safety and Soundness.”

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

If Equity Bank is “significantly undercapitalized” under the applicable federal bank capital standards, or if Equity Bank is “undercapitalized” and has failed to submit an acceptable capital restoration plan or has materially failed to implement such a plan, the FDIC may choose to require Equity Bank to receive prior approval from the Federal Reserve for any capital distribution.  In addition, Equity Bank generally is prohibited from making a capital distribution if such distribution would cause Equity Bank to be “undercapitalized” under applicable federal bank capital standards.  For more information, see “Item 7 – Supervision and Regulation – Banking Regulation – Standards for Safety and Soundness.”

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2019.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders - stock options	635,758	$25.80	*
Equity compensation plans approved by security holders - restricted stock units	187,450	—	*
Total Equity compensation plans available under the Amended and Restated 2013 Stock Incentive Plan	823,208		572,745
Equity compensation plans approved by security holders - employee stock purchase plan	—	—	480,779
Total Equity compensation plans approved by security holders	823,208		1,053,524
Equity compensation plans not approved by security holders(1)	150,000	12.00	—
Total	973,208	$23.17	1,053,524

*	All securities remaining available for future issuance were available under our Amended and Restated 2013 Stock Incentive Plan as of December 31, 2019.
(1)

Includes 150,000 options to purchase common stock outstanding under our 2006 Non-Qualified Stock Option Plan.  No securities remained available for future issuance under our 2006 Non-Qualified Stock Option Plan.

Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading November 11, 2015 to December 31, 2019, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period.  The performance graph assumes $100 is invested on November 11, 2015, in the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Bank Index.  Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

Repurchase of Common Stock

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019, and concluding October 30, 2020.  The repurchase program does not obligate us to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.

The following table presents shares that have been repurchased under the program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
April 1, 2019 through April 30, 2019	15,000	$26.35	15,000	1,085,000
May 1, 2019 through May 31, 2019	165,944	$26.38	165,944	919,056
June 1, 2019 through June 30, 2019	96,862	$25.15	96,862	822,194
July 1, 2019 through July 31, 2019	—	$—	—	822,194
August 1, 2019 through August 31, 2019	110,406	$25.47	110,406	711,788
September 1, 2019 through September 30, 2019	32,804	$25.84	32,804	678,984
October 1, 2019 through October 31, 2019	—	$—	—	678,984
November 1, 2019 through November 30, 2019	—	$—	—	678,984
December 1, 2019 through December 31, 2019	—	$—	—	678,984
Total	421,016	$25.81	421,016	678,984

Item 6: Selected Financial Data

The following table sets forth selected historical consolidated financial and other data as of and for the years ended December 31, 2019, 2018, 2017, 2016 and 2015.  Our historical results are not necessarily indicative of any future period.  The performance and certain capital ratios are unaudited and derived from our audited and unaudited financial statements as of and for the periods presented.  Average balances have been calculated using daily averages, unless otherwise denoted.

You should read the selected consolidated financial data set forth below in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts) is listed below.

	Years Ended December 31,
	2019	2018	2017	2016	2015
Statement of Income Data
Interest and dividend income	$175,499	$161,556	$102,693	$61,799	$53,028
Interest expense	49,641	36,758	16,691	9,202	6,766
Net interest income	125,858	124,798	86,002	52,597	46,262
Provision for loan losses	18,354	3,961	2,953	2,119	3,047
Net gain on acquisition	—	—	—	—	682
Net gain on sale and settlement of securities	14	(9)	271	479	756
Other non-interest income	24,974	19,734	15,169	9,987	8,364
Merger expense	915	7,462	5,352	5,294	1,691
Loss on extinguishment of debt	—	—	—	58	316
Other non-interest expense	98,720	86,925	62,111	41,723	36,568
Income before income taxes	32,857	46,175	31,026	13,869	14,442
Provision for income taxes	7,278	10,350	10,377	4,495	4,142
Net income	25,579	35,825	20,649	9,374	10,300
Dividends and discount accretion on preferred stock	—	—	—	(1)	(177)
Net income allocable to common stockholders	25,579	35,825	20,649	9,373	10,123
Basic earnings per share	1.64	2.33	1.66	1.09	1.55
Diluted earnings per share	1.61	2.28	1.62	1.07	1.54
Balance Sheet Data (at period end)
Cash and cash equivalents	$89,291	$192,818	$52,195	$35,095	$56,829
Securities available-for-sale	142,067	168,875	162,272	95,732	130,810
Securities held-to-maturity	769,059	748,356	535,462	465,709	310,539
Loans held for sale	5,933	2,972	2,353	4,830	3,504
Gross loans held for investment	2,556,652	2,575,408	2,117,270	1,383,605	960,355
Allowance for loan losses	12,232	11,454	8,498	6,432	5,506
Loans held for investment, net of allowance for loan losses	2,544,420	2,563,954	2,108,772	1,377,173	954,849
Goodwill and core deposit intangibles, net	156,339	153,437	115,645	63,589	19,679
Mortgage servicing asset, net	5	11	17	23	29
Naming rights, net	1,174	1,217	1,260	—	—
Total assets	3,949,578	4,061,716	3,170,509	2,192,192	1,585,727
Total deposits	3,063,516	3,123,447	2,382,013	1,630,451	1,215,914
Borrowings	383,632	464,676	401,652	293,909	194,064
Total liabilities	3,471,518	3,605,775	2,796,365	1,934,228	1,418,494
Total stockholders’ equity	478,060	455,941	374,144	257,964	167,233
Tangible common equity*	320,542	301,276	257,222	194,352	131,153
Performance ratios
Return on average assets (ROAA)	0.64%	1.00%	0.84%	0.55%	0.75%
Return on average equity (ROAE)	5.52%	8.52%	7.03%	5.55%	8.19%
Return on average tangible common equity (ROATCE)*	9.22%	13.43%	9.81%	6.75%	9.66%
Yield on loans	5.73%	5.74%	5.43%	4.98%	5.31%
Cost of interest-bearing deposits	1.53%	1.15%	0.79%	0.65%	0.55%
Net interest margin	3.48%	3.81%	3.83%	3.30%	3.65%
Efficiency ratio*	65.45%	60.14%	61.39%	66.67%	66.94%
Non-interest income / average assets	0.63%	0.55%	0.63%	0.61%	0.71%
Non-interest expense / average assets	2.50%	2.62%	2.74%	2.74%	2.81%
Capital Ratios
Tier 1 Leverage Ratio	9.02%	8.60%	10.33%	11.81%	9.47%
Common Equity Tier 1 Capital Ratio	11.63%	10.95%	11.53%	13.38%	12.35%
Tier 1 Risk Based Capital Ratio	12.15%	11.45%	12.14%	14.28%	13.85%
Total Risk Based Capital Ratio	12.59%	11.86%	12.51%	14.71%	14.35%
Equity / Assets	12.10%	11.23%	11.80%	11.77%	10.55%
Book value per share	$30.95	$28.87	$25.62	$22.09	$18.37
Tangible book value per share*	$20.75	$19.08	$17.61	$16.64	$15.97
Tangible common equity to tangible assets*	8.45%	7.71%	8.42%	9.13%	8.37%

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

Overview

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 52 full-service branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2019.  As of December 31, 2019, we had, on a consolidated basis, total assets of $3.95 billion, total deposits of $3.06 billion, total loans held for investment of $2.54 billion (net of allowances) and total stockholders’ equity of $478.1 million.  Net income for the year ended December 31, 2019 was $25.6 million compared to $35.8 million for the prior year ended December 31, 2018, a decrease of $10.2 million, or 28.6%.

History and Background

From 2003 through 2019, we completed a series of seventeen acquisitions and two charter consolidations.  We seek to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations.  In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire.  Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically.  In addition, we concentrate on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships.  We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross-selling our depository products to our loan customers.

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

Highlights for the Year Ended December 31, 2019

•	Net income allocable to common stockholders of $25.6 million for the year ended December 31, 2019, compared to $35.8 million for the year ended December 31, 2018, a 28.6% decrease.
•	Total loans held for investment of $2.56 billion at December 31, 2019, compared to $2.58 billion at December 31, 2018, a decrease of $18.8 million, or 0.7%.
•	Total deposits of $3.06 billion at December 31, 2019, compared to $3.12 billion at December 31, 2018, a decrease of $59.9 million, or 1.9%.
•	Total assets of $3.95 billion at December 31, 2019, compared to $4.06 billion at December 31, 2018, a decrease of $112.1 million, or 2.8%.
•	Book value per common share of $30.95 at December 31, 2019, compared to $28.87 at December 31, 2018, an increase of $2.08, or 7.2%.
•	Tangible book value per common share of $20.75 at December 31, 2019, compared to $19.08 at December 31, 2018, an increase of $1.67, or 8.8%.

We completed our acquisition of assets and assumption of deposits and certain other liabilities of two branch locations in Guymon, Oklahoma, and one branch location in Cordell, Oklahoma, from MidFirst Bank (“MidFirst”) on February 8, 2019.  At closing, the MidFirst branches had total assets of $98.6 million, net loans of $6.5 million and total deposits of $98.5 million.

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

Nonaccrual Loans:  Generally, loans are designated as nonaccrual when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is well secured and in the process of collection.  Consumer loans are typically charged-off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed against income.  Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured.  Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  A loan review process, independent of the loan approval process, is utilized by management to verify loans are being made and administered in accordance with Company policy, to review loan risk grades and potential losses, to verify that potential problem loans are receiving adequate and timely corrective measures to avoid or reduce losses, and to assist in the verification of the adequacy of the loan loss reserve.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

Net Income

Year ended December 31, 2019 compared with year ended December 31, 2018

Net income and net income allocable to common stockholders was $25.6 million for the year ended December 31, 2019, compared to $35.8 million for the year ended December 31, 2018, a decrease of $10.2 million, or 28.6%.  During the year ended December 31, 2019, increases in non-interest income of $5.3 million and net interest income of $1.1 million were offset by an increase of $14.4 million in the provision for loan loss and higher non-interest expenses of $5.2 million when compared to the year ended December 31, 2018.  The changes in the components of net income are discussed in more detail in the following sections of “Results of Operations.”

Year ended December 31, 2018 compared with year ended December 31, 2017

For information comparing net income for year ended December 31, 2018 to year ended December 31, 2017, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 20, 2019.

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

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2019, 2018 and 2017.  The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2019			December 31, 2018			December 31, 2017
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets
Loans(1)	$2,607,640	$149,298	5.73%	$2,388,509	$137,048	5.74%	$1,576,364	$85,662	5.43%
Taxable securities	777,802	19,339	2.49%	671,817	17,943	2.67%	510,165	12,308	2.41%
Nontaxable securities	142,816	4,180	2.93%	134,038	4,089	3.05%	111,242	3,375	3.03%
Federal funds sold and other	83,887	2,682	3.20%	77,681	2,476	3.19%	47,937	1,348	2.81%
Total interest-earning assets	3,612,145	$175,499	4.86%	3,272,045	$161,556	4.94%	2,245,708	$102,693	4.57%
Non-interest-earning assets
Other real estate owned, net	6,291			7,071			8,968
Premises and equipment, net	83,495			72,390			55,299
Bank-owned life insurance	74,025			71,041			49,409
Goodwill and other intangibles, net	158,410			139,131			76,320
Other non-interest-earning assets	44,704			37,235			26,315
Total assets	$3,979,070			$3,598,913			$2,462,019
Interest-bearing liabilities
Interest-bearing demand deposits	$683,180	$8,101	1.19%	$602,506	$5,176	0.86%	$452,652	$2,299	0.51%
Savings and money market	1,016,772	12,907	1.27%	798,820	7,507	0.94%	501,386	2,781	0.55%
Savings, NOW and money market	1,699,952	21,008	1.24%	1,401,326	12,683	0.91%	954,038	5,080	0.53%
Certificates of deposit	967,803	19,906	2.06%	836,298	13,004	1.56%	647,998	7,642	1.18%
Total interest-bearing deposits	2,667,755	40,914	1.53%	2,237,624	25,687	1.15%	1,602,036	12,722	0.79%
FHLB term and line of credit advances	277,327	6,667	2.40%	430,490	9,039	2.10%	258,951	2,909	1.12%
Bank stock loan	12,327	654	5.31%	14,241	731	5.13%	356	16	4.48%
Subordinated borrowings	14,403	1,251	8.68%	14,107	1,187	8.41%	13,820	980	7.09%
Other borrowings	42,540	155	0.37%	43,714	114	0.26%	25,823	64	0.25%
Total interest-bearing liabilities	3,014,352	$49,641	1.65%	2,740,176	$36,758	1.34%	1,900,986	$16,691	0.88%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	478,638			426,410			257,346
Non-interest-bearing liabilities	22,635			11,874			9,889
Stockholders’ equity	463,445			420,453			293,798
Total liabilities and stockholders’ equity	$3,979,070			$3,598,913			$2,462,019
Net interest income		$125,858			$124,798			$86,002
Interest rate spread			3.21%			3.60%			3.69%
Net interest margin(2)			3.48%			3.81%			3.83%
Total cost of deposits, including non-interest bearing deposits	$3,146,393	$40,914	1.30%	$2,664,034	$25,687	0.96%	$1,859,382	$12,722	0.68%
Average interest-earning assets to interest-bearing liabilities			119.83%			119.41%			118.13%

(1)	Average loan balances include nonaccrual loans, hedge fair value adjustments and merger fair value adjustments.
(2)	Net interest margin is calculated by dividing net interest income by average interest-earning assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2019 as compared to the year ended December 31, 2018, and the year ended December 31, 2018 as compared to the year ended December 31, 2017.

Analysis of Changes in Net Interest Income

	2019 vs. 2018			2018 vs. 2017
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets
Loans	$12,547	$(297)	$12,250	$46,358	$5,028	$51,386
Taxable securities	2,694	(1,298)	1,396	4,212	1,423	5,635
Nontaxable securities	261	(170)	91	696	18	714
Federal funds sold and other	198	8	206	928	200	1,128
Total interest-earning assets	$15,700	$(1,757)	$13,943	$52,194	$6,669	58,863
Interest-bearing liabilities
Savings, NOW and money market	$3,125	$5,200	$8,325	$3,131	$4,472	$7,603
Certificates of deposit	2,261	4,641	6,902	2,558	2,804	5,362
Total interest-bearing deposits	5,386	9,841	15,227	5,689	7,276	12,965
FHLB term and line of credit advances	(3,548)	1,176	(2,372)	2,652	3,478	6,130
Bank stock loan	(101)	24	(77)	712	3	715
Subordinated borrowings	25	39	64	21	186	207
Other borrowings	(4)	45	41	47	3	50
Total interest-bearing liabilities	$1,758	$11,125	$12,883	$9,121	$10,946	$20,067
Net Interest Income	$13,942	$(12,882)	$1,060	$43,073	$(4,277)	$38,796

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

Year ended December 31, 2019 compared with year ended December 31, 2018

The increase in net interest income before the provision for loan losses is primarily due to the increase in the volume of interest-earnings assets, partially offset by an 8 basis point decrease in yields on interest-earning assets.  The increase in average volume of interest-earning assets was primarily due to increases in loans and investment securities.  The increase in interest expense was due to a 31 basis point increase in the average rates of interest-bearing liabilities and an overall increase in volume of interest-bearing liabilities.

The increase in loan interest income was driven by the $219.1 million increase in average loan volume.  The impact to net interest income from loan fees for the year ended December 31, 2019, was $4.7 million compared to $6.5 million for the year ended December 31, 2018.

Average balances of borrowings from the FHLB decreased by $153.2 million from an average balance of $430.5 million for the year ended December 31, 2018 to an average balance of $277.3 million for the year ended December 31, 2019, resulting in a decrease in interest expense of $2.4 million.  Interest expense on our bank stock loan for the year ended December 31, 2019 was $654 thousand compared to $731 thousand for the year ended December 31, 2018.  Total cost of interest-bearing liabilities increased 31 basis points to 1.65% for the year ended December 31, 2019 from 1.34% for the year ended December 31, 2018.

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

Year ended December 31, 2018 compared with year ended December 31, 2017

For information comparing net interest income and net interest margin analysis for year ended December 31, 2018 to year ended December 31, 2017, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.

Provision for Loan Losses

We maintain an allowance for loan losses for probable incurred credit losses.  The allowance for loan losses is increased by a provision for loan losses, which is a charge to earnings, and subsequent recoveries of amounts previously charged-off, but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, discounted cash flows, economic conditions and other factors including regulatory guidance.  As these factors change, the amount of the loan loss provision changes.

Year ended December 31, 2019 compared with year ended December 31, 2018

The increased provision of $14.4 million was related to one credit relationship believed to be an isolated incident unique within our portfolio.  In the first quarter of 2019, we recorded a $14.5 million provision for loss and subsequently charged-off a net of $15.2 million on this credit relationship during the year ended December 31, 2019.  For additional detail see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses.” Net charge-offs for the year ended December 31, 2019, were $17.6 million as compared to net charge-offs of $1.0 million for the year ended December 31, 2018.  For the year ended December 31, 2019, gross charge-offs were $18.7 million offset by gross recoveries of $1.1 million.  In comparison, gross charge-offs were $3.8 million for the year ended December 31, 2018 offset by gross recoveries of $2.8 million.

Year ended December 31, 2018 compared with year ended December 31, 2017

For information comparing provision for loan losses for year ended December 31, 2018 to year ended December 31, 2017, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, increases in the value of bank owned life insurance, investment referral income, the recovery of zero-basis purchased loans, net gains on the sale of available-for-sale securities and other securities transactions.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2019, 2018 and 2017.

Non-Interest Income

For the Years Ended December 31,

				2019 vs. 2018		2018 vs. 2017
(Dollars in thousands)	2019	2018	2017	Change	%	Change	%
Service charges and fees	$8,672	$7,250	$5,319	$1,422	19.6%	$1,931	36.3%
Debit card income	8,230	6,178	4,547	2,052	33.2%	1,631	35.9%
Mortgage banking	2,468	1,298	1,955	1,170	90.1%	(657)	(33.6)%
Increase in value of bank-owned life insurance	1,998	2,199	1,445	(201)	(9.1)%	754	52.2%
Other
Investment referral income	590	395	353	195	49.4%	42	11.9%
Trust income	243	81	—	162	200.0%	81	—%
Insurance sales commissions	177	245	219	(68)	(27.8)%	26	11.9%
Recovery on zero-basis purchased loans	143	420	319	(277)	(66.0)%	101	31.7%
Income from equity method investments	26	7	7	19	271.4%	—	—%
Other non-interest income	2,427	1,661	1,005	766	46.1%	656	65.3%
Total other	3,606	2,809	1,903	797	28.4%	906	47.6%
Sub-Total	24,974	19,734	15,169	5,240	26.6%	4,565	30.1%
Net gain (loss) from securities transactions	14	(9)	271	23	(255.6)%	(280)	(103.3)%
Total non-interest income	$24,988	$19,725	$15,440	$5,263	26.7%	$4,285	27.8%

Year ended December 31, 2019 compared with year ended December 31, 2018

The increase in non-interest income was primarily due to increases in debit card income, service charges and fees, mortgage banking fees and other, partially offset by decreases in recovery on zero-basis purchased loans and increase in value of bank-owned life insurance.  Debit card income was $8.2 million for the year ended December 31, 2019, an increase of $2.1 million, or 33.2%, from $6.2 million for the year ended December 31, 2018.  Service charges and fees increased $1.4 million during the twelve months ended December 31, 2019, as compared to the same time period during 2018, mainly due to an increase in non-sufficient fund charges.  Mortgage banking increased due to higher proceeds received from investors on the sale of mortgage loans.  In connection with acquisitions, we received the rights to certain loans that were previously charged-off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to the acquisitions, we have received cash payments on several of these loans.  No interest has been accrued as cash flow payments have not been expected prior to receipt.  Cash receipts on these zero-basis loans totaled $143 thousand and $420 thousand for the years ended December 31, 2019 and 2018.

Year ended December 31, 2018 compared with year ended December 31, 2017

For information comparing non-interest income for year ended December 31, 2018 to year ended December 31, 2017, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2019, 2018 and 2017.

Non-Interest Expense

For the Year Ended December 31,

				2019 vs. 2018		2018 vs. 2017
(Dollars in thousands)	2019	2018	2017	Change	%	Change	%
Salaries and employee benefits	$52,122	$48,018	$33,960	$4,104	8.5%	$14,058	41.4%
Net occupancy and equipment	8,674	8,126	6,305	548	6.7%	1,821	28.9%
Data processing	10,124	8,094	4,927	2,030	25.1%	3,167	64.3%
Professional fees	4,734	3,402	2,363	1,332	39.2%	1,039	44.0%
Advertising and business development	3,075	3,002	2,105	73	2.4%	897	42.6%
Telecommunications	2,079	1,775	1,191	304	17.1%	584	49.0%
FDIC insurance	1,228	1,536	945	(308)	(20.1)%	591	62.5%
Courier and postage	1,348	1,183	935	165	13.9%	248	26.5%
Free nationwide ATM expense	1,680	1,355	932	325	24.0%	423	45.4%
Amortization of core deposit intangibles	3,168	2,443	1,025	725	29.7%	1,418	138.3%
Loan expense	875	1,005	993	(130)	(12.9)%	12	1.2%
Other real estate owned	707	(71)	523	778	(1095.8)%	(594)	(113.6)%
Other	8,906	7,057	5,907	1,849	26.2%	1,150	19.5%
Sub-Total	98,720	86,925	62,111	11,795	13.6%	24,814	40.0%
Merger expenses	915	7,462	5,352	(6,547)	(87.7)%	2,110	39.4%
Total non-interest expense	$99,635	$94,387	$67,463	$5,248	5.6%	$26,924	39.9%

Year ended December 31, 2019 compared with year ended December 31, 2018

This increase in non-interest expense was primarily due to increases in salaries and employee benefits of $4.1 million, data processing of $2.0 million, other of $1.8 million, professional fees of $1.3 million, other real estate owned expense of $778 thousand and amortization of core deposit intangibles of $725 thousand.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits:  There was a $4.1 million increase in salaries for year ended December 31, 2019 as compared to year ended December 31, 2018.  This increase reflects the full year effect of the addition of staff related to the May 2018 mergers with KBC and Adams; the August 2018 addition of staff related to the merger with City Bank, the February 2019 addition of staff related to the MidFirst acquisition, as well as additions to corporate and operations staff indirectly attributable to acquisitions and our growth.  In addition, during the same time period, there was an increase in benefits cost of $272 thousand.  Included in salaries and employee benefits is share-based compensation expense of $2.6 million for the year ended December 31, 2019 and $2.3 million for the year ended December 31, 2018, largely attributable to organic and acquired growth.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, net of incidental rental income of excess facilities.  The majority of the increase is due to a full year of expenses related to the mergers with KBC, Adams and City Bank, and the subsequent addition of six locations.  Also, due to the MidFirst acquisition, there were three additional locations added in February 2019.

Data processing:  The increase was principally due to additional debit card processing costs as usage increased so did software license expense.

Professional fees:  The increase of $1.3 million, or 39.2%, principally is due to an increase in accounting fees of $452 thousand, legal fees of $408 thousand, advisory services of $273 thousand and consulting fees of $129 thousand.

Other real estate owned:  As detailed in “NOTE 5 – OTHER REAL ESTATE OWNED” in the Notes to Consolidated Financial Statements, other real estate owned expenses, including provision for unrealized losses, were $654 thousand and loss on sale of other real estate owned was $68 thousand, partially offset by gains on the sale of other assets of $15 thousand, for the year ended

December 31, 2019.  For the year ended December 31, 2018, other real estate owned expenses, including provision for unrealized losses, were $672 thousand, offset by gains on the sale of other real estate owned of $580 thousand and gains on the sale of other assets of $163 thousand.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate and other operating expenses such as settlement of claims.

Merger expenses:  Merger expenses include legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks.  Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses.  For the year ended December 31, 2019, merger expenses of $915 thousand are related to the MidFirst acquisition. For the year ended December 31, 2018, merger expenses of $4.4 million are related to the KBC merger, $1.2 million are related to the Adams merger and $1.4 million are related to the City Bank merger.

Year ended December 31, 2018 compared with year ended December 31, 2017

For information comparing non-interest expense for year ended December 31, 2018 to year ended December 31, 2017, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of our performance and is not defined under GAAP.  Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gains on sales of and settlement of securities and gain on acquisition.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.  The ratio defined under GAAP that is most comparable to the efficiency ratio is non-interest expense to net interest income plus non-interest income which is discussed in “Results of Operations – Non-GAAP Financial Measures.”

The Company’s non-interest expense to net interest income plus non-interest income increased from year ended December 31, 2018 to December 31, 2019 primarily due to non-interest expense increasing at a slightly higher proportional rate than net interest income and non-interest income as discussed in “Results of Operations – Non-GAAP Financial Measures.” The efficiency ratio increased slightly during the same time period due to non-interest expense, excluding merger expenses, increasing more than net interest income and non-interest income, excluding net gains (losses) on security transactions, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

For information comparing non-interest expense to net interest income plus non-interest income and the efficiency ratio for year ended December 31, 2018 to year ended December 31, 2017, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount non-deductible expenses and available tax credits.

Year ended December 31, 2019 compared with year ended December 31, 2018

The effective income tax rate for the year ended December 31, 2019 was 22.2% as compared to the U.S. statutory rate of 21.0%.  The effective income tax rate for the year ended December 31, 2018 was 22.4% as compared to the U.S. statutory rate of 21.0%.  As detailed in “NOTE 15 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rates differed from the U.S. statutory rates primarily due to non-taxable income, non-deductible expenses and tax credits.

Year ended December 31, 2018 compared with year ended December 31, 2017

For information comparing income taxes for year ended December 31, 2018 to year ended December 31, 2017, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.

Impact of Inflation

Our consolidated financial statements and related notes included elsewhere in this annual report have been prepared in accordance with GAAP.  These require the measurement of financial position and operating results in terms of historical dollars, without considering changes in the relative value of money over time due to inflation or recession.

Unlike many industrial companies, substantially all our assets and liabilities are monetary in nature.  As a result, interest rates have a more significant impact on our performance than the effects of general levels of inflation.  Interest rates may not necessarily move in the same direction or in the same magnitude as the prices of goods and services.  However, other operating expenses do reflect general levels of inflation.

Financial Condition

Overview

Our total assets decreased $112.1 million, or 2.8%, from $4.06 billion at December 31, 2018, to $3.95 billion at December 31, 2019.  The decrease in total assets was primarily from decreases in cash and cash equivalents of $103.5 million, net loans of $19.5 million and $6.1 million in investment securities.  Our total liabilities decreased $134.3 million, or 3.7%, from $3.61 billion at December 31, 2018, to $3.47 billion at December 31, 2019.  The decrease in total liabilities was primarily from decreases in FHLB advances of $60.5 million, total deposits of $59.9 million, federal funds purchased and retail repurchase agreements of $14.4 million and bank stock loan of $6.5 million.  Our total stockholders’ equity increased $22.1 million, or 4.9%, from $455.9 million at December 31, 2018, to $478.1 million at December 31, 2019.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  Excluding the MidFirst acquisition, gross loans held for investment decreased by $25.3 million, or 1.0%, compared with December 31, 2018.  Growth consisted of $107.3 million, or 86.3%, from real estate construction, $58.9 million, or 13.2%, from residential real estate, $9.5 million, or 1.6%, from commercial and industrial, $5.5 million, or 8.7%, from consumer and $2.5 million, or 1.8%, from agricultural real estate offset by decreases of $201.3 million, or 17.9%, from commercial real estate and $1.2 million, or 1.3%, from agricultural.  We also had an increase in loans classified as held for sale of $3.0 million, or 99.6%, from December 31, 2018, to December 31, 2019.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa MSAs, as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of December 31, 2019, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At December 31, 2019, gross total loans were 83.6% of deposits and 64.9% of total assets.  At December 31, 2018, gross total loans were 82.5% of deposits and 63.4% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2019		2018		2017		2016		2015
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$592,052	23.2%	$582,527	22.6%	$521,510	24.6%	$348,465	25.2%	$262,032	27.3%
Real estate loans:
Commercial real estate	926,355	36.2%	1,127,646	43.8%	801,491	37.8%	478,815	34.6%	343,096	35.7%
Real estate construction	231,667	9.1%	124,346	4.8%	186,170	8.8%	114,293	8.3%	53,921	5.6%
Residential real estate	503,439	19.7%	444,540	17.3%	376,705	17.8%	338,387	24.4%	250,216	26.1%
Agricultural real estate	141,868	5.5%	139,332	5.4%	86,486	4.1%	38,331	2.8%	18,180	1.9%
Total real estate loans	1,803,329	70.5%	1,835,864	71.3%	1,450,852	68.5%	969,826	70.1%	665,413	69.3%
Consumer	68,378	2.7%	62,894	2.4%	49,361	2.4%	40,902	2.9%	17,103	1.8%
Agricultural	92,893	3.6%	94,123	3.7%	95,547	4.5%	24,412	1.8%	15,807	1.6%
Total loans held for investment	$2,556,652	100.0%	$2,575,408	100.0%	$2,117,270	100.0%	$1,383,605	100.0%	$960,355	100.0%
Total loans held for sale	$5,933	100.0%	$2,972	100.0%	$2,353	100.0%	$4,830	100.0%	$3,504	100.0%
Total loans held for investment (net of allowances)	$2,544,420	100.0%	$2,563,954	100.0%	$2,108,772	100.0%	$1,377,173	100.0%	$954,849	100.0%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital or meet other financing needs of the business.  Of the $9.5 million in growth during 2019, $34 thousand, or 0.4%, was a result of loans acquired through the MidFirst acquisition.  The remainder was a combination of loan originations within our target markets and changes in the balances of revolving lines of credit, partially offset by reductions of broadly syndicated shared national credit originations and mortgage finance loan participations.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Included in the $201.3 million decline during 2019, there were $668 thousand of loans acquired through the MidFirst acquisition.

Real estate construction:  Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer.

Residential real estate:  Residential real estate loans include loans secured by primary or secondary personal residences.  The MidFirst acquisition added $3.3 million in residential real estate loans during the year ended December 31, 2019.  During 2019, we purchased eight pools of residential real estate mortgage loans totaling $130.5 million.  Pools of mortgages are occasionally purchased to expand our loan portfolio and provide additional loan income.

Agricultural real estate, Agricultural, Consumer and other:  Agricultural real estate loans are loans related to farmland. Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  Consumer loans are generally secured by consumer assets but may be unsecured.  The MidFirst acquisition added $2.5 million in consumer loans during the year ended December 31, 2019.  These three loan types represent 11.8% of our overall loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2019 and December 31, 2018 are summarized in the following tables.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2019
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$226,524	$232,364	$133,164	$592,052
Real Estate:
Commercial real estate	144,787	487,280	294,288	926,355
Real estate construction	64,528	114,606	52,533	231,667
Residential real estate	7,357	11,885	484,197	503,439
Agricultural real estate	56,064	52,324	33,480	141,868
Total real estate	272,736	666,095	864,498	1,803,329
Consumer	16,268	43,844	8,266	68,378
Agricultural	73,487	17,786	1,620	92,893
Total	$589,015	$960,089	$1,007,548	$2,556,652
Loans with a predetermined fixed interest rate	284,218	587,715	326,017	1,197,950
Loans with an adjustable/floating interest rate	304,797	372,374	681,531	1,358,702
Total	$589,015	$960,089	$1,007,548	$2,556,652

	As of December 31, 2018
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$246,601	$203,705	$132,221	$582,527
Real Estate:
Commercial real estate	173,064	609,356	345,226	1,127,646
Real estate construction	59,816	42,144	22,386	124,346
Residential real estate	11,712	14,888	417,940	444,540
Agricultural real estate	50,635	46,759	41,938	139,332
Total real estate	295,227	713,147	827,490	1,835,864
Consumer	10,879	42,570	9,445	62,894
Agricultural	71,003	19,583	3,537	94,123
Total	$623,710	$979,005	$972,693	$2,575,408
Loans with a predetermined fixed interest rate	327,086	629,327	340,452	1,296,865
Loans with an adjustable/floating interest rate	296,624	349,678	632,241	1,278,543
Total	$623,710	$979,005	$972,693	$2,575,408

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	As of December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Nonaccrual loans	$38,379	$33,203	$40,276	$22,693	$8,197
Accruing loans 90 or more days past due	—	18	—	—	35
Restructured loans-accruing	—	—	—	—	—
OREO acquired through foreclosure, net	8,293	6,372	7,907	8,656	5,811
Other repossessed assets	236	56	5	53	—
Total nonperforming assets	$46,908	$39,649	$48,188	$31,402	$14,043
Ratios:
Nonperforming assets to total assets	1.19%	0.98%	1.52%	1.43%	0.89%
Nonperforming assets to total loans plus OREO	1.83%	1.54%	2.27%	2.26%	1.46%

Nonperforming assets (“NPAs”) include loans on nonaccrual status, accruing loans 90 or more days past due, restructured loans, other real estate acquired through foreclosure and other repossessed assets.

The nonperforming loans at December 31, 2019 consisted of 246 separate credits and 181 separate borrowers.  We had four nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2019.  There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio.  We have established underwriting guidelines to be followed by lenders and we also monitor delinquency levels for any negative or adverse trends.  There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Doubtful:  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable.  These loans are considered classified.

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At December 31, 2019, the Company had $27.2 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $52.9 million at December 31, 2018.

The risk category of loans by class of loans is as follows for December 31, 2019 and December 31, 2018.

Risk Category of Loans by Class

	As of December 31, 2019
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$560,282	$31,770	$592,052
Real estate:
Commercial real estate	916,685	9,670	926,355
Real estate construction	230,011	1,656	231,667
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Total real estate	1,774,179	29,150	1,803,329
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

	As of December 31, 2018
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$553,045	$29,482	$582,527
Real estate:
Commercial real estate	1,091,577	36,069	1,127,646
Real estate construction	123,438	908	124,346
Residential real estate	439,184	5,356	444,540
Agricultural real estate	129,285	10,047	139,332
Total real estate	1,783,484	52,380	1,835,864
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	$2,575,408

At December 31, 2019, loans considered unclassified increased to 97.4% of total loans from 96.7% of total loans at December 31, 2018.

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

Analysis of allowance for loan and lease losses:  At December 31, 2019, the allowance for loan losses totaled $12.2 million, or 0.48% of total loans.  At December 31, 2018 the allowance for loan losses aggregated $11.5 million, or 0.44% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $11.0 million, or 0.44%, of the $2.50 billion in loans collectively evaluated for impairment at December 31, 2019, compared to an allowance for loan losses of $9.6 million, or 0.38%, of the $2.51 billion in loans collectively evaluated for impairment at December 31, 2018, and an allowance for loan losses of $7.6 million, or 0.37%, of the $2.07 billion in loans collectively evaluated for impairment at December 31, 2017.  The increase in allowance as a percentage of loans collectively evaluated for impairment from December 31, 2018 to December 31, 2019 was primarily related to changes in applied loss factors which are based in part on historical loss experience as well as changes in the composition and quality of our loans collectively evaluated for impairment.

Net losses as a percentage of average loans increased to 0.68% for the twelve months ended December 31, 2019 as compared to 0.04% for the twelve months ended December 31, 2018, and 0.06% for the twelve months ended December 31, 2017.

There have been no material changes to our accounting policies related to our allowance for loan and lease loss methodology during 2019 and 2018.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.

Allowance for Loan and Lease Losses

	As of and for the Twelve Months ended December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Average loans outstanding(1)	$2,602,050	$2,386,267	$1,573,402	$1,006,745	$813,970
Gross loans outstanding at end of period(1)	$2,556,652	$2,575,408	$2,117,270	$1,383,605	$960,355
Allowance for loan and lease losses at beginning of the period	$11,454	$8,498	$6,432	$5,506	$5,963
Provision for loan losses	18,354	3,961	2,953	2,119	3,047
Charge-offs:
Commercial and industrial	(13,911)	(118)	(431)	(226)	(1,468)
Real estate:
Commercial real estate	(2,178)	(121)	(271)	(557)	(1,668)
Real estate construction	—	(1,658)	—	—	—
Residential real estate	(1,077)	(293)	(350)	(299)	(296)
Agricultural real estate	(43)	(93)	(16)	(23)	—
Consumer	(1,394)	(1,431)	(1,025)	(584)	(309)
Agricultural	(87)	(43)	(42)	(31)	—
Total charge-offs	(18,690)	(3,757)	(2,135)	(1,720)	(3,741)
Recoveries:
Commercial and industrial	72	53	35	41	23
Real estate:
Commercial real estate	101	304	660	201	126
Real estate construction	24	1,565	—	—	2
Residential real estate	492	254	243	165	31
Agricultural real estate	47	19	13	23	—
Consumer	359	545	291	96	53
Agricultural	19	12	6	1	2
Total recoveries	1,114	2,752	1,248	527	237
Net recoveries (charge-offs)	(17,576)	(1,005)	(887)	(1,193)	(3,504)
Allowance for loan and lease losses at end of the period	$12,232	$11,454	$8,498	$6,432	$5,506
Ratio of ALLL to end of period loans(1)	0.48%	0.44%	0.40%	0.46%	0.57%
Ratio of net charge-offs (recoveries) to average loans	0.68%	0.04%	0.06%	0.12%	0.43%

(1)	Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan or lease category.

Analysis of the Allowance for Loan and Lease Losses

	December 31,
	2019		2018		2017		2016		2015
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Balance of allowance for loan and lease losses applicable to:
Commercial and industrial	$3,061	25.0%	$2,707	23.6%	$2,136	25.1%	$1,881	29.2%	$1,366	24.8%
Real estate:
Commercial real estate	2,704	22.1%	3,108	27.1%	2,047	24.1%	1,808	28.1%	1,728	31.4%
Real estate construction	1,215	9.9%	1,554	13.6%	693	8.2%	612	9.5%	323	5.9%
Residential real estate	2,676	21.9%	2,320	20.3%	2,262	26.6%	1,765	27.4%	1,824	33.1%
Agricultural real estate	608	5.0%	391	3.4%	319	3.8%	35	0.5%	29	0.5%
Consumer	1,422	11.6%	1,070	9.3%	768	9.0%	266	4.1%	187	3.4%
Agricultural	546	4.5%	304	2.7%	273	3.2%	65	1.0%	49	0.9%
Total allowance for loan and lease losses	$12,232	100.0%	$11,454	100.0%	$8,498	100.0%	$6,432	100.0%	$5,506	100.0%

 The Company has a credit relationship with two related borrowers whose principals have been customers of the Bank since 2011.  At December 31, 2018, the total outstanding to these borrowers was $28.3 million and the loans were current.  The Company believed that all principal and interest due as of December 31, 2018, would ultimately be repaid, primarily based on the value of the entities at sale.  One borrowing entity showed negative cash flow and the Company believed the other entity generated enough adjusted earnings before interest, taxes, depreciation and amortization (“EBITDA”) to support the obligations of the overall relationship.  As such, the Company did not record any specific impairment on the credit relationship and believed that all principal and accrued interest at December 31, 2018, would be repaid.  Subsequent to December 31, 2018, the borrowing entities filed for Chapter 11 Bankruptcy protection based on overall obligations in excess of their willingness to invest more capital.  The relationship was placed on nonaccrual status during the first quarter of 2019.

In April 2019, the Company received new information on the relationship which we believed necessitated an allowance for loan loss against the relationship of $14.5 million.  The new information included data that the expected sale proceeds of one of the entities was significantly less than previously anticipated.  The Company also received new and current financial information on the other entity, which included but was not limited to potential sales values, indicating that the potential sale value from such borrowing entity was less than expected as of December 31, 2018. Subsequently, a net of $15.2 million of the relationship was charged-off during the year ended December 31, 2019.

Reorganization under Chapter 11 of the bankruptcy code was approved in the fourth quarter of 2019.  The Company has estimated the allowance for loan loss based on information available to us at the date of filing.  Actual values realized in a future disposition may be different than the value estimated by the Company at the date of filing.

The total outstanding to these borrowers was $14.3 million at December 31, 2019.  In addition, the Company has a loan totaling $4.4 million, at December 31, 2019, against personal assets of one of the two principals of the companies noted above.  This loan is secured by residential real estate.

Management believes that the allowance for loan and lease losses at December 31, 2019, is adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2019.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At December 31, 2019, securities represented 23.1% of total assets compared with 22.6% at December 31, 2018.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities (issued by government-sponsored entities)	$141,082	$142,067	$173,503	$168,875	$163,374	$161,591
State and political subdivisions	—	—	—	—	195	195
Equity securities	—	—	—	—	500	486
Total available-for-sale securities	$141,082	$142,067	$173,503	$168,875	$164,069	$162,272

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	December 31,
	2019		2018		2017
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$1,991	$2,013	$3,873	$3,860	$998	$985
Residential mortgage-backed securities (issued by government-sponsored entities)	593,236	603,972	567,766	560,467	383,875	379,582
Corporate	22,992	23,495	22,993	22,901	22,991	23,346
Small Business Administration loan pools	1,478	1,490	1,746	1,728	2,048	2,034
State and political subdivisions	149,362	152,941	151,978	151,033	125,550	126,797
Total held-to-maturity securities	$769,059	$783,911	$748,356	$739,989	$535,462	$532,744

At December 31, 2019, 2018 and 2017, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2019 and December 31, 2018.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2019
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	—%	$4	3.50%	$39	2.50%	$142,024	2.56%	$142,067	2.56%
Total available-for-sale securities	—	—%	4	3.50%	39	2.50%	142,024	2.56%	142,067	2.56%
Held-to-maturity securities:
U.S. government-sponsored entities	999	1.65%	992	2.78%	—	—%	—	—%	1,991	2.21%
Residential mortgage-backed securities (issued by government-sponsored entities)	—	—%	2,826	2.81%	71,317	2.96%	519,093	2.81%	593,236	2.83%
Corporate	—	—%	5,095	2.74%	17,897	4.94%	—	—%	22,992	4.45%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,478	2.73%	1,478	2.73%
State and political subdivisions(1)	16,421	0.83%	29,082	2.78%	33,320	2.91%	70,539	3.15%	149,362	2.77%
Total held-to-maturity securities	17,420	0.88%	37,995	2.77%	122,534	3.24%	591,110	2.85%	769,059	2.87%
Total debt securities	$17,420	0.88%	$37,999	2.77%	$122,573	3.24%	$733,134	2.80%	$911,126	2.82%
(1)	The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2018
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government- sponsored entities)	$—	—%	$10	3.14%	$98	2.38%	$168,767	3.04%	$168,875	3.04%
Total available-for-sale securities	—	—%	10	3.14%	98	2.38%	168,767	3.04%	168,875	3.04%
Held-to-maturity securities:
U.S. government-sponsored entities	1,886	2.43%	1,987	2.21%	—	—%	—	—%	3,873	2.32%
Residential mortgage-backed securities (issued by government-sponsored entities)	1,373	2.23%	8,280	2.76%	72,060	2.83%	486,053	3.10%	567,766	3.05%
Corporate	—	—%	5,166	2.74%	17,827	5.21%	—	—%	22,993	4.66%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,746	2.61%	1,746	2.61%
State and political subdivisions(1)	4,540	4.06%	29,259	2.72%	36,378	3.04%	81,801	3.31%	151,978	3.15%
Total held-to-maturity securities	7,799	3.34%	44,692	2.71%	126,265	3.23%	569,600	3.12%	748,356	3.12%
Total debt securities	$7,799	3.34%	$44,702	2.71%	$126,363	3.23%	$738,367	3.10%	$917,231	3.10%
(1)	The calculated yield is not calculated on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At December 31, 2019 and December 31, 2018, 89.9% and 88.9% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.2 years and 5.0 years and a modified duration of 3.8 years and 4.4 years.

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

The following table shows our composition of deposits at December 31, 2019, 2018 and 2017.

Composition of Deposits

	December 31,
	2019		2018		2017		2019 vs. 2018		2018 vs. 2017
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Change	%	Change	%
	(Dollars in thousands)
Non-interest-bearing demand	$481,298	15.7%	$503,831	16.1%	$366,530	15.4%	$(22,533)	(4.5)%	$137,301	37.5%
Interest-bearing demand and NOW accounts	703,048	23.0%	671,320	21.5%	550,577	23.1%	31,728	4.7%	120,743	21.9%
Savings and money market	1,046,000	34.1%	940,390	30.1%	688,407	28.9%	105,610	11.2%	251,983	36.6%
Time	833,170	27.2%	1,007,906	32.3%	776,499	32.6%	(174,736)	(17.3)%	231,407	29.8%
Total deposits	$3,063,516	100.0%	$3,123,447	100.0%	$2,382,013	100.0%	$(59,931)	(1.9)%	$741,434	31.1%

The following table shows deposits assumed in 2019 acquisitions, as of the time of such acquisitions.

	MidFirst Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$12,662	12.9%
Interest-bearing demand and NOW accounts	11,538	11.7%
Savings and money market	24,269	24.6%
Time	50,074	50.8%
Total deposits	$98,543	100.0%

The following table shows deposits assumed in 2018 mergers, as of the time of such mergers.

	KBC Merger		Adams Merger		City Bank merger
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$53,105	18.4%	$27,518	28.3%	$30,947	24.4%
Interest-bearing demand and NOW accounts	80,873	28.0%	8,168	8.4%	24,783	19.6%
Savings and money market	75,462	26.2%	26,484	27.3%	32,763	25.8%
Time	78,912	27.4%	34,954	36.0%	38,360	30.2%
Total deposits	$288,352	100.0%	$97,124	100.0%	$126,853	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2019, 2018 and 2017.

Average Deposit Balances and Average Rate Paid

	December 31,
	2019		2018		2017
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand	$478,638	—%	$426,409	—%	$257,346	—%
Interest-bearing demand and NOW accounts	683,180	1.19%	602,506	0.86%	452,652	0.51%
Savings and money market	1,016,772	1.27%	798,820	0.94%	501,386	0.55%
Time	967,803	2.06%	836,298	1.56%	647,998	1.18%
Total deposits	$3,146,393		$2,664,033		$1,859,382

Included in interest-bearing demand deposits are brokered deposit balances of $43.8 million at December 31, 2019, $33.3 million at December 31, 2018 and $53.8 million at December 31, 2017.  Also, included in savings and money market deposits at December 31, 2019, 2018 and 2017 are brokered deposit balances of $20.0 million, $21.0 million, and $23.2 million.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  These deposits are placed through ICS services, but are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of December 31, 2019, 2018, and 2017 were $9.5 million, $131.1 million, and $63.0 million.  Of these balances, $9.5 million at December 31, 2019, $131.1 million at December 31, 2018 and $63.0 million at December 31, 2017 were customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lessor of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $100,000 or more as of December 31, 2019 and December 31, 2018.

	December 31,
	2019	2018
	(Dollars in thousands)
3 months or less	$132,148	$157,033
Over 3 through 6 months	110,714	160,259
Over 6 through 12 months	163,802	183,862
Over 12 months	133,337	204,991
Total Time Deposits	$540,001	$706,145

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowing and long-term borrowing consist of funds from the FHLB, federal funds purchased and retail repurchase agreements, a bank stock loan and subordinated debentures.

The following table presents our short-term borrowings at the dates indicated.

(Dollars in thousands)	Federal funds purchased and retail repurchase agreements	FHLB Line of Credit
December 31, 2019:
Amount outstanding at year-end	$35,708	$311,223
Weighted average interest rate at year-end	0.40%	1.79%
Maximum month-end balance during the year	$45,575	$429,925
Average balance outstanding during the year	$42,459	$262,615
Weighted average interest rate during the year	0.36%	2.39%
December 31, 2018:
Amount outstanding at year-end	$50,068	$368,770
Weighted average interest rate at year-end	0.28%	2.65%
Maximum month-end balance during the year	$53,815	$603,280
Average balance outstanding during the year	$43,536	$424,714
Weighted average interest rate during the year	0.25%	2.09%
December 31, 2017:
Amount outstanding at year-end	$37,492	$347,692
Weighted average interest rate at year-end	0.23%	1.47%
Maximum month-end balance during the year	$43,843	$347,692
Average balance outstanding during the year	$25,823	$258,951
Weighted average interest rate during the year	0.25%	1.12%

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

FHLB advances:  FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  The Company acquired $17.4 million in FHLB term advances in the August 2018 City Bank merger.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  See “NOTE 11 – BORROWINGS” in the Notes to Consolidated Financial Statements for additional information.

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

During the years ended December 31, 2019, 2018 and 2017, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit and borrowings from the FHLB.

Our largest sources of funds are FHLB borrowings and deposits and our largest uses of funds are the origination or purchases of loans and securities purchases.  Average loans were $2.61 billion for the year ended December 31, 2019, an increase of 9.2% over average loans of $2.39 billion for the year ended December 31, 2018.  Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 4.2 years and a modified duration of 3.7 years at December 31, 2019.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base, FHLB advances and other borrowing relationships.  On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $30.0 million, which was subsequently amended on March 11, 2019 to increase the maximum borrowing facility to $40.0 million.  This agreement, which is secured by Equity Bank stock, can be used to fund future acquisitions and for general corporate purposes.  The outstanding balance on this borrowing facility was $9.0 million for the period ending December 31, 2019.

Cash Flow Overview

During 2019, liquidity provided by operating activities and net cash provided by investing activities, primarily $85.4 million of net cash received from the MidFirst acquisition and a reduction of $8.5 million in loans, was principally used to offset a decrease of $158.7 million in deposits, reduce FHLB advances by $60.5 million, reduce federal funds purchased and retail repurchase agreements by $14.4 million, purchase treasury stock of $10.9 million, purchase premises and equipment of $6.9 million and reduce the bank stock loan by $6.5 million.

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

For information related to cash flow during 2017, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 20, 2019.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of December 31, 2019 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions and Commitments

December 31, 2019

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$5,517	$633	$79	$—	$6,229
Commitments to extend credit	238,558	73,484	26,605	103,242	441,889
Total	$244,075	$74,117	$26,684	$103,242	$448,118

Standby and Performance Letters of Credit:  For additional information see “NOTE 22 – COMMITMENTS AND CREDIT RISK” in the Notes to Consolidated Financial Statements.

Commitments to Extend Credit:  For additional information see “NOTE 22 – COMMITMENTS AND CREDIT RISK” in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2019 (other than securities sold under repurchase agreements).  These obligations consist of our future cash payments associated with contractual obligations pursuant to FHLB advances, time deposit contracts, borrowed funds, and non-cancelable future operating leases.  Payments related to leases are based on actual payments specified in underlying contracts.

Other contractual obligations represent commitments made by us to make capital investments in limited-liability entities that invest in qualified affordable housing projects.  Payments on these obligations are made as requested by the managers of the limited-liability entities, however the table below includes an estimate of the anticipated timing of payments pursuant to these commitments.

Contractual Obligations

December 31, 2019

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Certificates and other time deposits	$615,145	$188,981	$27,455	$1,589	$833,170
Subordinated debentures	—	—	—	14,561	14,561
FHLB advances	314,211	4,714	4,214	1,179	324,318
Bank stock loan	1,774	3,548	3,668	—	8,990
Other contractual obligation commitments	1,907	3,739	85	105	5,836
Non-cancellable future operating leases	546	817	450	2,299	4,112
Total	$933,583	$201,799	$35,872	$19,733	$1,190,987

Capital Resources

Capital management consists of providing equity to support our current and future operations.  The bank regulators view capital levels as important indicators of an institution’s financial soundness.  As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold.  As a bank holding company and a state-chartered-Fed-member bank, the Company and Equity Bank are subject to regulatory capital requirements.

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2019 and December 31, 2018, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of December 31, 2019, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The increase in stockholders’ equity was principally attributable to retained earnings of $25.6 million for the year ended December 31, 2019, change in other comprehensive loss of $4.9 million, stock based compensation of $2.9 million, common stock issued under employee stock purchase plan of $405 thousand and common stock issued upon exercise of stock options of $371 thousand, partially offset by treasury stock purchases of $10.9 million.  For additional information about the Company’s capital see “NOTE 16 – REGULATORY MATTERS” in Notes to Consolidated Financial Statements.

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

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands, except share data)
Total stockholders’ equity	$478,060	$455,941	$374,144	$257,964	$167,233
Less: preferred stock	—	—	—	—	16,372
Less: goodwill	136,432	131,712	104,907	58,874	18,130
Less: core deposit intangibles, net	19,907	21,725	10,738	4,715	1,549
Less: mortgage servicing asset, net	5	11	17	23	29
Less: naming rights, net	1,174	1,217	1,260	—	—
Tangible common equity	$320,542	$301,276	$257,222	$194,352	$131,153
Common shares outstanding at period end	15,444,434	15,793,095	14,605,607	11,680,308	8,211,727
Diluted common shares outstanding at period end	15,719,810	16,085,729	14,873,257	11,873,480	8,332,762
Book value per common share	$30.95	$28.87	$25.62	$22.09	$18.37
Tangible book value per common share	$20.75	$19.08	$17.61	$16.64	$15.97
Tangible book value per diluted common share	$20.39	$18.73	$17.29	$16.37	$15.74

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

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Total stockholders’ equity	$478,060	$455,941	$374,144	$257,964	$167,233
Less: preferred stock	—	—	—	—	16,372
Less: goodwill	136,432	131,712	104,907	58,874	18,130
Less: core deposit intangibles, net	19,907	21,725	10,738	4,715	1,549
Less: mortgage servicing asset, net	5	11	17	23	29
Less: naming rights, net	1,174	1,217	1,260	—	—
Tangible common equity	$320,542	$301,276	$257,222	$194,352	$131,153
Total assets	$3,949,578	$4,061,716	$3,170,509	$2,192,192	$1,585,727
Less: goodwill	136,432	131,712	104,907	58,874	18,130
Less: core deposit intangibles, net	19,907	21,725	10,738	4,715	1,549
Less: mortgage servicing asset, net	5	11	17	23	29
Less: naming rights, net	1,174	1,217	1,260	—	—
Tangible assets	$3,792,060	$3,907,051	$3,053,587	$2,128,580	$1,566,019
Equity / assets	12.10%	11.23%	11.80%	11.77%	10.55%
Tangible common equity to tangible assets	8.45%	7.71%	8.42%	9.13%	8.37%

Return on Average Tangible Common Equity:  Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus amortization of core deposit intangible less tax effect of amortization of core deposit intangible (tax rates used in this calculation were 21% for 2019 and 2018; 35% for 2017, 2016 and 2015) (c) return on average tangible common equity as adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Total average stockholders’ equity	$463,445	$420,453	$293,798	$168,823	$125,808
Less: average intangible assets and preferred stock	158,410	139,131	76,320	25,883	19,165
Average tangible common equity	$305,035	$281,322	$217,478	$142,940	$106,643
Net income allocable to common stockholders	$25,579	$35,825	$20,649	$9,373	$10,123
Amortization of intangible assets	3,218	2,492	1,070	419	275
Less: tax effect of intangible asset amortization	676	523	375	147	96
Adjusted net income allocable to common stockholders	$28,121	$37,794	$21,344	$9,645	$10,302
Return on average equity (ROAE)	5.52%	8.52%	7.03%	5.55%	8.19%
Return on average tangible common equity (ROATCE)	9.22%	13.43%	9.81%	6.75%	9.66%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	December 31,
	2019	2018	2017	2016	2015
	(Dollars in thousands)
Non-interest expense	$99,635	$94,387	$67,463	$47,075	$38,575
Less: merger expenses	915	7,462	5,352	5,294	1,691
Less: loss on debt extinguishment	—	—	—	58	316
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$98,720	$86,925	$62,111	$41,723	$36,568
Net interest income	$125,858	$124,798	$86,002	$52,597	$46,262
Non-interest income	$24,988	$19,725	$15,440	$10,466	$9,802
Less: net gains (losses) from securities transactions	14	(9)	271	479	756
Less: net gain on acquisition	—	—	—	—	682
Non-interest income, excluding net gains (losses) from security transactions and gains on acquisition	$24,974	$19,734	$15,169	$9,987	$8,364
Non-interest expense to net interest income plus non-interest income	66.05%	65.31%	66.50%	74.65%	68.81%
Efficiency Ratio	65.45%	60.14%	61.39%	66.67%	66.94%

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

The change in the impact of net interest income from the base case for December 31, 2019 and 2018 was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up-interest rate shock scenarios that are detailed in the table below.  In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage back security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments will increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the positive impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2019 and 2018 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 46.9% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

The following table summarizes the simulated immediate change in net interest income for twelve months as of the dates indicated.

Market Risk

	Impact on Net Interest Income
	December 31,
Change in prevailing interest rates	2019	2018
+300 basis points	(12.3)%	(13.0)%
+200 basis points	(7.6)%	(8.0)%
+100 basis points	(3.5)%	(3.8)%
0 basis points	—	—
-100 basis points	1.9%	2.0%

	Impact on Economic Value of Equity
	December 31,
Change in prevailing interest rates	2019	2018
+300 basis points	(7.6)%	(16.2)%
+200 basis points	(3.0)%	(8.2)%
+100 basis points	(0.6)%	(2.5)%
0 basis points	—	—
-100 basis points	(4.4)%	0.3%

Item 8: Financial Statements and Supplementary Data

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Audited Financial Statements

The following tables present supplementary quarterly financial information (unaudited) for the years ended December 31, 2019 and 2018. This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total interest and dividend income	$42,984	$44,549	$44,764	$43,202
Total interest expense	10,579	13,023	13,476	12,563
Net interest income	32,405	31,526	31,288	30,639
Provision for loan loss	1,055	679	974	15,646
Net interest income after provision for loan loss	31,350	30,847	30,314	14,993
Total non-interest income	6,641	6,572	6,451	5,324
Total non-interest expense(1)	24,846	24,223	25,023	25,543
Provision for income taxes	3,131	2,790	2,510	(1,153)
Net income and net income allocable to common stockholders	$10,014	$10,406	$9,232	$(4,073)
Basic earnings per share	$0.65	$0.67	$0.59	$(0.26)
Diluted earnings per share	$0.64	$0.66	$0.58	$(0.26)

	2018
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total interest and dividend income	$45,580	$43,022	$38,831	$34,123
Total interest expense	12,244	10,267	7,911	6,336
Net interest income	33,336	32,755	30,920	27,787
Provision for loan loss	750	1,291	750	1,170
Net interest income after provision for loan loss	32,586	31,464	30,170	26,617
Total non-interest income	5,449	5,433	4,592	4,251
Total non-interest expense	25,138	23,647	25,975	19,627
Provision for income taxes	2,972	2,928	1,920	2,530
Net income and net income allocable to common stockholders	$9,925	$10,322	$6,867	$8,711
Basic earnings per share	$0.63	$0.65	$0.45	$0.60
Diluted earnings per share	$0.62	$0.64	$0.44	$0.58

(1) For additional information see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

None

Item 9A: Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the Company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Exchange Act).  Based upon, and as of the date of that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective, in ensuring the information relating to the Company (and its consolidated subsidiaries) required to be disclosed by the Company in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported in a timely manner.

Changes in Internal Control Over Financial Reporting

Following the close of the quarter ended September 30, 2019, senior management of the Company identified material weaknesses in its control over financial reporting related to its reconciliation process for a portion of the Company’s corporate accounts to its general ledger.  Since April 2019, such reconciliations were not performed correctly or timely by Company personnel with responsibility for that function and the review of the reconciliation process also did not operate effectively, which caused senior management of the Company to believe that the reconciliations had been properly and timely completed.  The Company believes that the deficiencies identified represent operating deficiencies as opposed to design deficiencies as the Company’s internal control requires reconciliation of all corporate accounts to the Company’s general ledger along with the review of such reconciliations.

The control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis, and therefore, management concluded that the deficiencies represented a material weakness in internal control over financial reporting and that internal control over financial reporting was not effective.

The Company completed the reconciliation process, implemented new supervision and review processes and assigned knowledgeable and trained personnel dedicated to the reconciliation of the Company’s corporate accounts, which management believes will remediate the material weaknesses identified and has strengthened the Company’s internal control over financial reporting.  Management did not identify any material misstatements to any of the Company’s previously issued consolidated financial statements related to these control deficiencies.

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

As of December 31, 2019, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company did not maintain effective internal control over financial reporting as of December 31, 2019, because of the previously mentioned material weakness.

This Annual Report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm due to the rules of the Securities and Exchange Commission for an Emerging Growth Company.

Item 9B: Other Information

None

Part III

Item 10: Directors, Executive Officer and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held in April 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held in April 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held in April 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held in April 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be held in April 2020, a copy of which will be filed not later than 120 days after the close of the fiscal year, and is incorporated herein by reference.

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

4.2*	Description of Registrant’s Securities

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

10.9

Third Amendment to Loan and Security Agreement, dated March 11, 2019, Between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 14, 2019).

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

10.14†

Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 22, 2019).

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

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 10, 2020

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

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 10, 2020
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Gregory H. Kossover	Director, Executive Vice President and Chief	March 10, 2020
Gregory H. Kossover	Financial Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gary C. Allerheiligen	Director	March 10, 2020
Gary C. Allerheiligen

/s/ James L. Berglund	Director	March 10, 2020
James L. Berglund

/s/ Jeff A. Bloomer	Director	March 10, 2020
Jeff A. Bloomer

/s/ Gregory L. Gaeddert	Director	March 10, 2020
Gregory L. Gaeddert

/s/ R. Renee Koger	Director	March 10, 2020
R. Renee Koger

/s/ Jerry P. Maland	Director	March 10, 2020
Jerry P. Maland

/s/ Shawn D. Penner	Director	March 10, 2020
Shawn D. Penner

/s/ Harvey R. Sorensen	Director	March 10, 2020
Harvey R. Sorensen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Equity Bancshares, Inc.

Wichita, Kansas

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

Dallas, Texas

March 10, 2020

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	2019	2018
ASSETS
Cash and due from banks	$88,973	$192,735
Federal funds sold	318	83
Cash and cash equivalents	89,291	192,818
Interest-bearing time deposits in other banks	2,498	4,991
Available-for-sale securities	142,067	168,875
Held-to-maturity securities, fair value of $783,911 and $739,989	769,059	748,356
Loans held for sale	5,933	2,972
Loans, net of allowance for loan losses of $12,232 and $11,454	2,544,420	2,563,954
Other real estate owned, net	8,293	6,372
Premises and equipment, net	84,478	80,442
Bank-owned life insurance	75,103	73,105
Federal Reserve Bank and Federal Home Loan Bank stock	31,137	29,214
Interest receivable	15,738	17,372
Goodwill	136,432	131,712
Core deposit intangibles, net	19,907	21,725
Other	25,222	19,808
Total assets	$3,949,578	$4,061,716
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$481,298	$503,831
Total non-interest-bearing deposits	481,298	503,831
Savings, NOW and money market	1,749,048	1,611,710
Time	833,170	1,007,906
Total interest-bearing deposits	2,582,218	2,619,616
Total deposits	3,063,516	3,123,447
Federal funds purchased and retail repurchase agreements	35,708	50,068
Federal Home Loan Bank advances	324,373	384,898
Bank stock loan	8,990	15,450
Subordinated debentures	14,561	14,260
Contractual obligations	5,836	3,965
Interest payable and other liabilities	18,534	13,687
Total liabilities	3,471,518	3,605,775
Commitments and contingent liabilities, see Notes 22 and 23
Stockholders’ equity, see Note 14
Common stock	174	173
Additional paid-in capital	382,731	379,085
Retained earnings	125,757	101,326
Accumulated other comprehensive loss	(3)	(4,867)
Employee stock loans	(77)	(121)
Treasury stock	(30,522)	(19,655)
Total stockholders’ equity	478,060	455,941
Total liabilities and stockholders’ equity	$3,949,578	$4,061,716

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2019	2018	2017
Interest and dividend income
Loans, including fees	$149,298	$137,048	$85,662
Securities, taxable	19,339	17,943	12,308
Securities, nontaxable	4,180	4,089	3,375
Federal funds sold and other	2,682	2,476	1,348
Total interest and dividend income	175,499	161,556	102,693
Interest expense
Deposits	40,914	25,687	12,722
Federal funds purchased and retail repurchase agreements	155	114	64
Federal Home Loan Bank advances	6,667	9,039	2,909
Bank stock loan	654	731	16
Subordinated debentures	1,251	1,187	980
Total interest expense	49,641	36,758	16,691

Net interest income	125,858	124,798	86,002
Provision for loan losses	18,354	3,961	2,953
Net interest income after provision for loan losses	107,504	120,837	83,049
Non-interest income
Service charges and fees	8,672	7,250	5,319
Debit card income	8,230	6,178	4,547
Mortgage banking	2,468	1,298	1,955
Increase in value of bank-owned life insurance	1,998	2,199	1,445
Net gain (loss) from securities transactions	14	(9)	271
Other	3,606	2,809	1,903
Total non-interest income	24,988	19,725	15,440
Non-interest expense
Salaries and employee benefits	52,122	48,018	33,960
Net occupancy and equipment	8,674	8,126	6,305
Data processing	10,124	8,094	4,927
Professional fees	4,734	3,402	2,363
Advertising and business development	3,075	3,002	2,105
Telecommunications	2,079	1,775	1,191
FDIC insurance	1,228	1,536	945
Courier and postage	1,348	1,183	935
Free nationwide ATM cost	1,680	1,355	932
Amortization of core deposit intangibles	3,168	2,443	1,025
Loan expense	875	1,005	993
Other real estate owned	707	(71)	523
Merger expenses	915	7,462	5,352
Other	8,906	7,057	5,907
Total non-interest expense	99,635	94,387	67,463
Income before income tax	32,857	46,175	31,026
Provision for income taxes	7,278	10,350	10,377
Net income and net income allocable to common stockholders	$25,579	$35,825	$20,649
Basic earnings per share	$1.64	$2.33	$1.66
Diluted earnings per share	$1.61	$2.28	$1.62

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2019	2018	2017
Net income	$25,579	$35,825	$20,649
Other comprehensive income:
Unrealized holding gains (losses) arising during the period on available-for-sale securities	5,613	(2,845)	(26)
Amortization of unrealized losses on held-to-maturity securities	903	453	532
Reclassification adjustment for net gains included in net income	—	—	(271)
Total other comprehensive income (loss)	6,516	(2,392)	235
Tax effect	(1,652)	606	(90)
Other comprehensive income (loss), net of tax	4,864	(1,786)	145
Comprehensive income	$30,443	$34,039	$20,794

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands, except share and per share data)

	Common Stock				Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (loss)	Treasury Stock	Employee Stock Loans	Total Stockholders’ Equity
Balance at December 31, 2016	11,680,308	$132	$236,103	$44,328	$(2,702)	$(19,655)	$(242)	$257,964
Net income	—	—	—	20,649	—	—	—	20,649
Other comprehensive income, net of tax effects	—	—	—	—	145	—	—	145
Other comprehensive income, tax rate change impact	—	—	—	535	(535)	—	—	—
Stock-based compensation, see Note 19	3,712	—	1,100	—	—	—	—	1,100
Common stock issued upon exercise of stock options	71,434	1	1,214	—	—	—	—	1,215
Repayments on employee stock loans	—	—	—	—	—	—	121	121
Common stock issued in connection with the acquisition of Prairie State Bancshares, net of issuance expenses of $329	479,465	5	14,908	—	—	—	—	14,913
Common stock issued in connection with the acquisition of Eastman National Bancshares, net of issuance expenses of $300	1,179,747	11	38,798	—	—	—	—	38,809
Common stock issued in connection with the acquisition of Cache Holdings, net of issuance expenses of $252	1,190,941	12	39,216	—	—	—	—	39,228
Balance at December 31, 2017	14,605,607	$161	$331,339	$65,512	$(3,092)	$(19,655)	$(121)	$374,144
Net income	—	—	—	35,825	—	—	—	35,825
Other comprehensive income, net of tax effects	—	—	—	—	(1,786)	—	—	(1,786)
Stock-based compensation, see Note 19	1,375	—	2,509	—	—	—	—	2,509
Common stock issued upon exercise of stock options	21,201	—	133	—	—	—	—	133
Adoption of ASU 2016-01 reclassifying AFS equity securities with readily determined fair value	—	—	—	(11)	11	—	—	—
Common stock issued in connection with the acquisition of Kansas Bank Corporation, net of issuance expenses of $207	820,849	8	31,888	—	—	—	—	31,896
Common stock issued in connection with the acquisition of Adams Dairy Bancshares, Inc., net of issuance expenses of $236	344,063	4	13,216	—	—	—	—	13,220
Balance at December 31, 2018	15,793,095	$173	$379,085	$101,326	$(4,867)	$(19,655)	$(121)	$455,941
Net income	—	—	—	25,579	—	—	—	25,579

Other comprehensive income, net of tax effects	—	—	—	—	4,864	—	—	4,864
Stock-based compensation, see Note 19	9,104	—	2,870	—	—	—	—	2,870
Common stock issued upon exercise of stock options	20,402	—	371	—	—	—	—	371
Repayments on employee stock loans	—	—	—	—	—	—	44	44
Common stock issued under stock-based incentive plan	23,628	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	19,221	—	405	—	—	—	—	405
Treasury stock purchases	(421,016)	—	—	—	—	(10,867)	—	(10,867)
Cumulative effect of change in accounting principle from implementation of ASU 2017-08	—	—	—	(1,148)	—	—	—	(1,148)
Balance at December 31, 2019	15,444,434	$174	$382,731	$125,757	$(3)	$(30,522)	$(77)	$478,060

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2019, 2018 and 2017

(Dollar amounts in thousands, except per share data)

	2019	2018	2017
Cash flows from operating activities
Net income	$25,579	$35,825	$20,649
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,870	2,509	1,100
Depreciation	3,565	3,130	2,496
Amortization of operating lease right-of-use asset	629	—	—
Amortization of cloud computing implementation costs	100	—	—
Provision for loan losses	18,354	3,961	2,953
Net amortization (accretion) of purchase valuation adjustments	(4,360)	(5,586)	(4,518)
Amortization (accretion) of premiums and discounts on securities	5,828	3,062	2,869
Amortization of intangible assets	3,218	2,492	1,070
Deferred income taxes	1,563	3,483	2,621
Federal Home Loan Bank stock dividends	(994)	(1,402)	(760)
Loss (gain) on sales and valuation adjustments on other real estate owned	68	(580)	(109)
Net loss (gain) on sales and settlements of securities	—	(1)	(271)
Change in unrealized (gains) losses on equity securities	(14)	11	—
Loss (gain) on disposal of premises and equipment	(19)	(182)	(5)
Loss (gain) on lease termination	(7)	—	—
Loss (gain) on sales of foreclosed assets	25	(17)	32
Loss (gain) on sales of loans	(2,062)	(1,072)	(1,640)
Originations of loans held for sale	(99,686)	(48,576)	(73,961)
Proceeds from the sale of loans held for sale	98,787	48,271	78,077
Increase in the value of bank-owned life insurance	(1,998)	(2,199)	(1,445)
Change in fair value of derivatives recognized in earnings	308	271	(14)
Payments on operating lease payable	(760)	—	—
Net change in:
Interest receivable	1,649	(2,255)	(1,276)
Other assets	(3,823)	(5,738)	(673)
Interest payable and other liabilities	(299)	1,259	433
Net cash provided by operating activities	48,521	36,666	27,628
Cash flows (to) from investing activities
Purchases of available-for-sale securities	—	(36,007)	(105,749)
Purchases of held-to-maturity securities	(154,573)	(150,479)	(129,016)
Proceeds from sales, calls, pay-downs and maturities of available-for- sale securities	30,633	58,739	102,040
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	129,349	73,098	58,245
Net change in interest-bearing time deposits in other banks	2,493	2,742	1,242
Net change in loans	8,537	(135,500)	(125,679)
Capitalized construction cost of other real estate owned	(56)	—	—
Purchase of premises and equipment	(6,948)	(8,831)	(6,873)
Proceeds from sale of premises and equipment	21	1,254	9
Proceeds from sale of foreclosed assets	410	217	165
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(928)	(1,891)	(4,276)
Proceeds from sale of other real estate owned	1,803	4,730	5,461
Purchase of bank-owned life insurance	—	—	(15,000)
Proceeds from bank-owned life insurance death benefits	—	347	—
Net cash (paid) received from acquisition of Prairie	—	—	(6,744)
Net cash (paid) received from acquisition of Eastman	—	(55)	6,108
Net cash (paid) received from acquisition of Cache	—	—	(2,857)
Net cash (paid) received from acquisition of KBC	—	12,774	—
Net cash (paid) received from acquisition of Adams	—	(1,385)	—
Net cash (paid) received from acquisition of City Bank	—	8,759	—
Net cash (paid) received from acquisition of MidFirst locations	85,360	—	—

Net cash (used in) provided by investing activities	96,101	(171,488)	(222,924)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(158,652)	228,924	123,224
Net change in federal funds purchased and retail repurchase agreements	(14,360)	12,576	8,177
Net borrowings (repayments) on Federal Home Loan Bank line of credit	(57,547)	20,078	79,996
Principal repayments on Federal Home Loan Bank term advances	(2,954)	(1,214)	(1,300)
Borrowings on bank stock loan	7,209	22,500	2,500
Principal repayments on bank stock loan	(13,669)	(9,550)	(1,000)
Proceeds from exercise of employee stock options	371	133	1,215
Principal payments on employee stock loan	44	—	121
Proceeds from employee stock purchase plan	405	—	—
Purchase of treasury stock	(10,867)	—	—
Net change in contractual obligations	1,871	1,998	(537)
Net cash provided by (used in) financing activities	(248,149)	275,445	212,396
Net change in cash and cash equivalents	(103,527)	140,623	17,100
Cash and cash equivalents, beginning of period	192,818	52,195	35,095
Ending cash and cash equivalents	$89,291	$192,818	$52,195
Supplemental cash flow information:
Interest paid	$48,367	$32,667	$15,041
Income taxes paid, net of refunds	3,108	9,214	6,438
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	3,737	2,307	4,562
Operating leases recognized	4,814	—	—
Total fair value of assets acquired in purchase of Prairie, net of cash	—	—	147,247
Total fair value of liabilities assumed in purchase of Prairie	—	—	125,591
Total fair value of assets acquired in purchase of Eastman, net of cash	—	—	267,094
Total fair value of liabilities assumed in purchase of Eastman	—	—	234,337
Total fair value of assets acquired in purchase of Cache, net of cash	—	—	333,140
Total fair value of liabilities assumed in purchase of Cache	—	—	291,056
Total fair value of assets acquired in purchase of KBC, net of cash	—	308,225	—
Total fair value of liabilities assumed in purchase of KBC	—	289,103	—
Total fair value of assets acquired in purchase of Adams, net of cash	—	117,010	—
Total fair value of liabilities assumed in purchase of Adams	—	102,406	—
Total fair value of assets acquired in purchase of City Bank, net of cash	—	135,594	—
Total fair value of liabilities assumed in purchase of City Bank	—	144,353	—
Total fair value of assets acquired in purchase of MidFirst locations, net of cash	13,246	—	—
Total fair value of liabilities assumed in purchase of MidFirst locations	98,606	—	—

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019, 2018 and 2017

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

Use of Estimates:  To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information.  These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided and actual results could differ.

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

Securities:  Securities are classified as held-to-maturity when management has the positive intent and ability to hold them to maturity.  Securities are classified as available-for-sale when they might be sold before maturity.  Held-to-maturity securities are carried at amortized cost while available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

Loans Held for Sale:  Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.  Mortgage loans held for sale are sold with servicing rights released.  Gains or losses on loans held for sale are recognized upon completion of the sale and based on the difference between the net sales proceeds and the carrying value of the sold loan.

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

Nonaccrual Loans.  Generally, loans are designated as nonaccrual when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is well secured and in the process of collection.  Consumer loans are typically charged-off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.  When a loan is placed on nonaccrual status, unpaid interest credited to income is reversed against income.  Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured.  Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  A loan review process, independent of the loan approval process, is utilized by management to verify loans are being made and administered in accordance with Company policy, to review loan risk grades and potential losses, to verify that potential problem loans are receiving adequate and timely corrective measures to avoid or reduce losses and to assist in the verification of the adequacy of the loan loss reserve.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.

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

There have been no material changes to the Company’s accounting policies related to its allowance for loan loss methodology during 2019 and 2018.

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

Lease Obligation.  The Company evaluates contracts that convey the right to control the use of identified property, plant or equipment for a period of time for consideration to determine if they are lease obligations.  The Company evaluates each lease component to determine if the lease qualifies as a financing lease or as an operating lease.  Leases that meet any of the following criteria are considered financing leases:  (1) the lease transfers ownership of the underlying asset by the end of the lease term; (2) the lease grants the Company an option to purchase the underlying asset that the Company is reasonably certain to exercise; (3) the lease term is the major part of the remaining economic life of the underlying asset; (4) the present value of the sum of the lease payments and any residual value guaranteed by the Company that is not already reflected in lease payments equals or exceeds substantially all of the fair of the underlying asset; or (5) the underlying asset is of such a specialized nature that it is expected to have no alternative use to the lessor at the end of the lease term.  If none of the financing lease criteria are met, the lease is considered an operating lease.

The Company evaluates each lease to determine the lease term which will be used based on the type and use of the leased equipment and future expected changes in operations.  The resulting lease term will consist of the non-cancellable period for which the Company has the right to use the underlying asset plus (1) periods covered by an option to extend the lease if the Company is reasonably certain to exercise that option; (2) periods covered by an option to terminate the lease if the Company is reasonably certain not to exercise that option; and (3) periods covered by an option to extend the lease in which exercise of the option is controlled by the lessor.  The Company has certain leases that contain options to extend the lease and contain options for changes in lease payments which are evaluated by the Company to determine the recorded values for right-of-use assets and lease liability.

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

The discount rate to initially determine the present value of the lease payments is based on the information available at the lease commencement date and is either the rate implicit in the lease or the Company’s incremental borrowing rate If the rate implicit in the lease is known or determinable, that rate shall be used.  If that rate is not known, the Company’s incremental borrowing rate shall be used.  At the January 2019, implementation of this accounting guidance, the Company’s incremental borrowing rate based on the remaining lease term was used to calculate the right-of-use assets and operating lease liabilities.

Operating lease right-of-use assets and lease obligations are accounted for subsequent to initial recording by amortizing the right-of-use asset over the lease term on a straight-line method while the lease obligation is increased by the accrual of interest and decreased by subsequent lease payments.  Operating lease right-of-use asset amortization and lease obligation interest are reported in non-interest expense in the Consolidated Statements of Operations.  Operating lease payments and variable lease payments are reflected within cash flows from operating activities in the Consolidated Statement of Cash Flows.

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

The Company evaluates lease modifications and will consider the modification a new contract if the modification grants the lessee an additional right of use not included in the original lease and the lease payments increase commensurate with the stand-alone price for the additional right-of-use asset.  The Company will reallocate the remaining consideration in the contract and remeasure the lease liability using a discount rate for the lease determined at the effective date of the lease modification if the contract modification does any of the following: (1) grants the Company an additional right of use that was not included in the original contract; (2) extends or reduces the term of an existing lease; (3) fully or partially terminates an existing lease; or (4) changes the consideration in the contract only.  The Company will recognize the remeasurement of the lease liability for the modification as an adjustment of the right-of-use asset when the contract modification grants additional right-of-use-assets, extends or reduces the term of the lease or changes the consideration of the lease contract.  In the case of full or partial termination of the lease, the Company will decrease the carrying amount of the right-of-use-asset on a proportionate basis to the reduction in the lease liability with a gain or loss recognized for the difference between the lease liability adjustment and right of use asset adjustment.

If the Company modifies an operating lease which it is the lessor and the modification is not accounted for as a separate contract, the Company will account for the modification as if it were a termination of the existing lease and the creation of a new lease that commences on the effective date of the modification as follows:

•

If the modified lease is classified as an operating lease, the Company will consider any prepaid or accrued lease rentals relating to the original lease as part of the lease payments for the modified lease.

•

If the modified lease is classified as a direct financing lease or a sales-type lease, the Company will derecognize any deferred rent liability or accrued rent asset and adjust the selling profit or loss.

If the Company modifies a direct financing lease which it is the lessor and the modification is not accounted for as a separate contract, the Company will account for the modified lease as follows:

•

If the modified lease is classified as a direct financing lease, the Company will adjust the discount rate for the modified lease, so the initial net investment equals the carrying amount of the original lease at the modification effective date.

•

If the modified lease is classified as a sales-type lease, the Company shall determine the selling profit/loss on commencement date of the modified lease as the difference between the fair value of the underlying asset and net investment in the original lease prior to modification.

•

If the modified lease is classified as an operating lease, the carrying amount of the underlying asset shall equal the net investment in the original lease immediately before the effective date of the modification.

If the Company modifies a sales-type lease which it is the lessor and the modification is not accounted for as a separate contract, the Company will account for the modified lease as follows:

•

If the modified lease is classified as a direct financing lease, the Company will adjust the discount rate for the modified lease, so the initial net investment of the modified lease equals the carrying amount of the original lease at the modification effective date.

•

If the modified lease is classified as a direct financing lease, the Company will adjust the discount rate for the modified lease, so the initial net investment equals the carrying amount of the original lease at the modification effective date.

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

On December 22, 2017, the President of the United States signed the 2017 Tax Cuts and Jobs Act (Tax Reform) which reduced the U.S. federal statutory corporate income tax rate from 35% to 21% beginning in 2018.  In connection with the December 2017, enactment the Company recognized a $1,086 re-measurement of its net deferred tax assets, including a re-measurement of $535 in a net deferred tax asset related to unrealized losses on available-for-sale securities and held-to-maturity securities previously transferred from available-for-sale.  Because the tax effect of variations in unrealized losses on available-for-sale securities and transferred held-to-maturity securities impact accumulated other comprehensive income, the Company had a stranded tax effect of $535 as of the date of enactment.  The Company elected to early adopt ASU 2018-02 resulting in a reclassification of $535 from accumulated other comprehensive income to retained earnings in December 2017.

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  There were no such interest or penalties incurred in 2019, 2018 or 2017.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Additional discussion of loss contingencies at December 31, 2019, is presented in a subsequent note.

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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for years ended December 31, 2019, 2018 and 2017.

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

In February 2016, FASB issued ASU 2016-02, Leases, with the intention of improving financial reporting about leasing transactions.  The ASU requires all lessees to recognize lease assets and lease liabilities on the balance sheet.  Lessor accounting is largely unchanged by the ASU, however disclosures about the amount, timing and uncertainty of cash flows arising from leases are required of both lessees and lessors.  Lessees and lessors are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.  The modified retrospective approach provides for optional practical expedients when applying the ASU to leases that commenced before the effective date of the ASU.  This accounting pronouncement was further modified in July 2018 with the issuance of ASU 2018-11, Leases – Targeted Improvements, to allow for another transition method by applying a cumulative-effect adjustment to opening retained earnings at adoption and providing lessors a practical expedient to not separate non-lease and lease components in certain circumstances.  The Company adopted this accounting standard effective January 1, 2019, resulting in the Company recording $3,251 in right of use assets and $3,251 of operating lease liabilities.  In addition, the Company elected the following practical expedients to all leases that commenced prior to January 1, 2019: (1) No reassessment of lease populations as long as the contract was properly scoped as a lease or not a lease under ASC 840; (2) No reassessment of existing lease classification; and (3) No adjustment of existing costs.

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets.  This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company is required to use a new forward-looking current expected credit losses (CECL) model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  The ASU is effective for the Company beginning in the first quarter of 2020.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has completed the process of developing credit models and model implementation during the fourth quarter of 2019; however, the Company is in the final stages of implementing the internal controls, accounting, financial reporting and governance processes to comply with the new guidance. The adoption of CECL is expected to result in an increase to our total allowance for credit losses (ACL) on loans held for investment and will require a reclassification of purchased credit-impaired discount from loans to the allowance for credit losses.  The expected increase in the ACL is largely attributable to the longer duration of the real estate portfolios.  The ultimate impact to the Company’s financial condition and results of operations of the ASU, at both adoption and each subsequent reporting periods, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loan portfolio and other management judgements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which will simplify the subsequent measurement of goodwill. Goodwill and other intangibles must be assessed for impairment annually.  If an entity’s assessment determines that the fair value of an entity is less than its carrying amount, including goodwill, currently, the measurement of goodwill impairment requires that the entity’s identifiable net assets be valued following procedures similar to determining the fair value of assets acquired and liabilities assumed in a business combination.  Under ASU 2017-04, goodwill impairment is measured to the extent that the carrying amount of an entity exceeds its fair value.  The amendments in this update are effective for the Company’s annual goodwill impairment tests beginning in 2020.  The amendments will be applied on a prospective basis.  The Company is currently evaluating the impact of this new accounting standard and the impact from the accounting guidance on future periods; however, the impact is highly dependent on changes in financial markets and future events.  The Company will evaluate its market value as compared to book value on a quarterly basis and will record impairment when it is believed to have occurred as determined by the quarterly impairment test performed.

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

NOTE 2 – BUSINESS COMBINATIONS

On February 8, 2019, the Company acquired the assets and assumed the deposits and certain other liabilities of two bank locations in Guymon, Oklahoma and one bank location in Cordell, Oklahoma, from MidFirst Bank, based in Oklahoma City, Oklahoma (“MidFirst”).  Results of operations of these new banks were included in the Company’s results of operations beginning February 9, 2019.  Acquisition-related costs associated with this acquisition were $902 ($684 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2019.

The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $4,720.  Goodwill resulted from a combination of expected synergies including expansion into western Oklahoma with an additional three bank locations and growth opportunities.

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

The following table presents information about the loans acquired in the MidFirst acquisition as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$6,770	$—
Non-accretable difference (expected losses)	—	—
Cash flows expected to be collected	6,770	—
Accretable yield	(263)	—
Fair value of acquired loans	$6,507	$—

The following table presents the carrying value of the loans acquired in the MidFirst acquisition by class, as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$668	$—	$668
Commercial and industrial	34	—	34
Residential real estate	3,271	—	3,271
Consumer	2,534	—	2,534
Fair value of acquired loans	$6,507	$—	$6,507

Assuming that the MidFirst acquisition would have taken place on January 1, 2018, total combined revenue would have been $200,807 for year ended December 31, 2019 and $183,022 for year ended December 31, 2018.  Net income would have been $25,216 and $33,856 at December 31, 2019 and 2018.  The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a material non-recurring adjustment.  Separate revenue and earnings of the former MidFirst locations are not available subsequent to the acquisition.

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

On May 4, 2018, the Company acquired 100% of the outstanding common shares of Kansas Bank Corporation (“KBC”), based in Liberal, Kansas.  Results of operations of KBC were included in the Company’s results of operations beginning May 5, 2018.  Acquisition-related costs associated with this merger were $4,360 ($3,349 on an after-tax basis) for year ended December 31, 2018, and $14 ($9 on an after-tax basis) for year ended December 31, 2017 and are included in merger expenses in the Company’s income statements.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2019
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$141,082	$1,261	$(276)	$142,067
	$141,082	$1,261	$(276)	$142,067
December 31, 2018
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$173,503	$12	$(4,640)	$168,875
	$173,503	$12	$(4,640)	$168,875

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$1,991	$23	$(1)	$2,013
Residential mortgage-backed securities (issued by government sponsored entities)	593,236	11,272	(536)	603,972
Corporate	22,992	503	—	23,495
Small Business Administration loan pools	1,478	12	—	1,490
State and political subdivisions	149,362	3,604	(25)	152,941
	$769,059	$15,414	$(562)	$783,911
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$3,873	$7	$(20)	$3,860
Residential mortgage-backed securities (issued by government sponsored entities)	567,766	2,354	(9,653)	560,467
Corporate	22,993	234	(326)	22,901
Small Business Administration loan pools	1,746	—	(18)	1,728
State and political subdivisions	151,978	804	(1,749)	151,033
	$748,356	$3,399	$(11,766)	$739,989

The tables above present unrecognized losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at December 31, 2019, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$17,421	$17,451
One to five years	—	—	35,169	36,004
Five to ten years	—	—	51,217	52,691
After ten years	—	—	72,016	73,793
Mortgage-backed securities	141,082	142,067	593,236	603,972
Total debt securities	$141,082	$142,067	$769,059	$783,911

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $780,038 at December 31, 2019 and $800,744 at December 31, 2018.  At year-end 2019 and 2018, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2019 and 2018.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)
Total temporarily impaired securities	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)
December 31, 2018
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)
Total temporarily impaired securities	$48,332	$(575)	$115,844	$(4,065)	$164,176	$(4,640)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$999	$(1)	$999	$(1)
Residential mortgage-backed (issued by government-sponsored entities)	26,246	(51)	96,987	(639)	123,233	(690)
Small Business Administration loan pools	811	(14)	—	—	811	(14)
State and political subdivisions	1,771	(4)	1,354	(21)	3,125	(25)
Total temporarily impaired securities	$28,828	$(69)	$99,340	$(661)	$128,168	$(730)
December 31, 2018
Held-to-maturity securities
U.S. Government-sponsored entities	$1,882	$(3)	$982	$(17)	$2,864	$(20)
Residential mortgage-backed (issued by government-sponsored entities)	31,270	(356)	294,127	(10,579)	325,397	(10,935)
Corporate	7,500	(326)	5,182	(49)	12,682	(375)
Small Business Administration loan pools	—	—	1,728	(37)	1,728	(37)
State and political subdivisions	40,415	(473)	45,137	(1,561)	85,552	(2,034)
Total temporarily impaired securities	$81,067	$(1,158)	$347,156	$(12,243)	$428,223	$(13,401)

As of December 31, 2019, the Company held 12 available-for-sale securities and 99 held-to-maturity securities in an unrealized loss position.  The tables above present unrealized losses on held-to-maturity securities since the date of their purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation.

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

	2019	2018	2017
Proceeds	$—	$—	$84,087
Gross gains	—	—	271
Gross losses	—	—	—
Income tax expense on net realized gains	—	—	103

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at December 31, 2019 and 2018.

	2019	2018
Commercial real estate	$1,158,022	$1,251,992
Commercial and industrial	592,052	582,527
Residential real estate	503,439	444,540
Agricultural real estate	141,868	139,332
Consumer	68,378	62,894
Agricultural	92,893	94,123
Total loans	2,556,652	2,575,408
Allowance for loan losses	(12,232)	(11,454)
Net loans	$2,544,420	$2,563,954

During 2019 the Company purchased eight pools of residential real estate loans totaling $130,502.  As of December 31, 2019 and 2018, residential real estate loans include $144,554 and $64,558 of purchased residential real estate loans.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $815 and $1,279 at December 31, 2019 and 2018.

The following tables present the activity in the allowance for loan losses by class for the years ended December 31, 2019, 2018 and 2017.

December 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Provision for loan losses	1,310	14,193	941	213	1,387	310	18,354
Loans charged-off	(2,178)	(13,911)	(1,077)	(43)	(1,394)	(87)	(18,690)
Recoveries	125	72	492	47	359	19	1,114
Total ending allowance balance	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232

December 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Provision for loan losses	1,832	636	97	146	1,188	62	3,961
Loans charged-off	(1,779)	(118)	(293)	(93)	(1,431)	(43)	(3,757)
Recoveries	1,869	53	254	19	545	12	2,752
Total ending allowance balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454

December 31, 2017	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,420	$1,881	$1,765	$35	$266	$65	$6,432
Provision for loan losses	(69)	651	604	287	1,236	244	2,953
Loans charged-off	(271)	(431)	(350)	(16)	(1,025)	(42)	(2,135)
Recoveries	660	35	243	13	291	6	1,248
Total ending allowance balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of December 31, 2019 and 2018.

December 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$281	$199	$303	$56	$39	$57	$935
Collectively evaluated for impairment	3,581	2,848	2,352	459	1,383	394	11,017
Purchased credit impaired loans	57	14	21	93	—	95	280
Total	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Loan Balance:
Individually evaluated for impairment	$4,375	$16,335	$7,358	$584	$381	$518	$29,551
Collectively evaluated for impairment	1,145,701	570,606	493,309	135,776	67,972	90,347	2,503,711
Purchased credit impaired loans	7,946	5,111	2,772	5,508	25	2,028	23,390
Total	$1,158,022	$592,052	$503,439	$141,868	$68,378	$92,893	$2,556,652

December 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$242	$185	$391	$22	$62	$10	$912
Collectively evaluated for impairment	3,695	2,493	1,861	367	925	293	9,634
Purchased credit impaired loans	725	29	68	2	83	1	908
Total	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Loan Balance:
Individually evaluated for impairment	$23,323	$5,020	$4,434	$856	$678	$2,252	$36,563
Collectively evaluated for impairment	1,215,173	571,171	437,219	133,415	61,978	89,194	2,508,150
Purchased credit impaired loans	13,496	6,336	2,887	5,061	238	2,677	30,695
Total	$1,251,992	$582,527	$444,540	$139,332	$62,894	$94,123	$2,575,408

 Excluding purchased credit impaired loans, included in the above tables is $624,747, $827,676 and $796,064 of loans purchased at a discount acquired as part of a merger and the discount associated with these loans is $8,287, $11,372 and $7,231 at December 31, 2019, 2018 and 2017.

The following table presents information related to impaired loans, excluding those purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of and for the year ended December 31, 2019.

December 31, 2019	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$2,166	$2,150	$—	$6,372	$82
Commercial and industrial	20,152	14,832	—	4,617	11
Residential real estate	4,395	4,324	—	4,193	50
Agricultural real estate	1,610	1,533	—	1,750	—
Consumer	—	—	—	25	—
Agricultural	—	—	—	240	—
Subtotal	28,323	22,839	—	17,197	143
With an allowance recorded:
Commercial real estate	3,469	2,749	338	6,262	74
Commercial and industrial	1,845	1,640	213	15,150	21
Residential real estate	3,395	3,244	324	6,221	59
Agricultural real estate	1,142	1,015	149	928	2
Consumer	430	381	39	694	9
Agricultural	1,619	1,359	152	803	2
Subtotal	11,900	10,388	1,215	30,058	167
Total	$40,223	$33,227	$1,215	$47,255	$310

The above table presents interest income for the twelve months ended December 31, 2019.  Interest income recognized in the above table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

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

The following tables present the aging of the recorded investment in past due loans as of December 31, 2019 and 2018, by portfolio and class of loans.

December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,191	$218	$—	$6,913	$1,149,700	$1,158,022
Commercial and industrial	74	11	—	16,906	575,061	592,052
Residential real estate	831	1,008	—	8,013	493,587	503,439
Agricultural real estate	59	78	—	4,807	136,924	141,868
Consumer	402	138	—	381	67,457	68,378
Agricultural	10	14	—	1,359	91,510	92,893
Total	$2,567	$1,467	$—	$38,379	$2,514,239	$2,556,652

December 31, 2018	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,302	$259	$—	$12,768	$1,237,663	$1,251,992
Commercial and industrial	509	2,467	—	6,954	572,597	582,527
Residential real estate	782	2,188	18	5,257	436,295	444,540
Agricultural real estate	—	30	—	4,857	134,445	139,332
Consumer	501	157	—	914	61,322	62,894
Agricultural	186	3	—	2,453	91,481	94,123
Total	$3,280	$5,104	$18	$33,203	$2,533,803	2,575,408

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

The risk category of loans by class of loans is as follows as of December 31, 2019 and 2018.

December 31, 2019	Unclassified	Classified	Total
Commercial real estate	$1,146,696	$11,326	$1,158,022
Commercial and industrial	560,282	31,770	592,052
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

December 31, 2018	Unclassified	Classified	Total
Commercial real estate	$1,215,015	$36,977	$1,251,992
Commercial and industrial	553,045	29,482	582,527
Residential real estate	439,184	5,356	444,540
Agricultural real estate	129,285	10,047	139,332
Consumer	61,976	918	62,894
Agricultural	90,848	3,275	94,123
Total	$2,489,353	$86,055	2,575,408

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchased credit impaired loans as of December 31, 2019, 2018 and 2017 were as follows.

	2019	2018	2017
Contractually required principal payments	$29,895	$40,772	$41,349
Discount	(6,505)	(10,077)	(12,492)
Recorded investment	$23,390	$30,695	$28,857

The accretable yield associated with these loans was $3,127, $3,785 and $1,980 as of December 31, 2019, 2018 and 2017.  The interest income recognized on these loans was $2,227, $1,096 and $1,785 for the years ended December 31, 2019, 2018 and 2017.  For the year ended December 31, 2019 there was $628 reversal of provision for loan losses recorded for these loans.  For the years ended December 31, 2018 and 2017 there was $714  and $194 provision for loan losses recorded for these loans.

Troubled Debt Restructurings

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered.  Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loan.

Troubled debt restructurings by class of loans are as follows as of December 31, 2019.

	Number of Loans	Recorded Investment	Impairment Recognized
Commercial real estate	1	$1,247	$—
Commercial and industrial	1	14,261	4,994
Total troubled debt restructurings	2	$15,508	$4,994

  A concession was granted on these loans in the form of either an interest rate reduction, material maturity date extension or an extension of the amortization plan to provide payment relief.  These loans are included in the previous impaired loan tables, were individually assessed for impairment and a charge-off of $4,994 was subsequently recorded in commercial and industrial loans.  No interest income was recognized on these loans as they were accounted for as non-accrual during the period.  There are no outstanding commitments on these loans as of December 31, 2019.

NOTE 5 – OTHER REAL ESTATE OWNED

Changes in other real estate owned for the years ended December 31, 2019 and 2018 were as follows.

	2019	2018
Beginning of year	$6,372	$7,907
Transfers in	3,984	3,228
Acquired in acquisition	—	307
Net (loss) gain on sales	(10)	(75)
Proceeds from sales	(1,803)	(4,730)
	8,543	6,637
Additions to valuation reserve	(250)	(265)
Recorded investment	$8,293	$6,372

Expenses related to other real estate owned for the years ended December 31, 2019, 2018 and 2017 were as follows.

	2019	2018	2017
Net loss (gain) on sales	$10	$75	$(121)
Gain on initial valuation of other real estate properties received	(191)	(920)	—
Provision for unrealized losses	250	265	12
Operating expenses, net of rental income	638	509	632
	$707	$(71)	$523

The balance of real estate owned includes $741 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2019 and $720 at December 31, 2018.  The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2,174 at December 31, 2019 and $2,064 at December 31, 2018.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows.

	2019	2018
Land	$17,018	$16,988
Buildings and improvements	68,575	62,116
Furniture, fixtures and equipment	18,207	17,217
	103,800	96,321
Less: accumulated depreciation	(19,322)	(15,879)
Premises and equipment, net	$84,478	$80,442

At December 31, 2019, the Company had lease liabilities totaling $4,112 and right-of-use assets totaling $4,153 related to operating leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

December 31, 2019	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating leases
Land and building leases	$4,153	$4,112	16.0	2.95%
Total operating leases	$4,153	$4,112	16.0	2.95%

Operating lease costs are listed below.

2019
Operating lease cost	$726
Short-term lease cost	—
Variable lease cost	49
Total operating lease cost	$775

Rent expense for the period ended December 31, 2018, prior to the adoption of ASU 2016-02, was $695.

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the periods ended December 31, 2019, or 2018.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability as of December 31, 2019, is listed below.

Lease payments
Due in one year or less	$660
Due after one year through two years	503
Due after two years through three years	504
Due after three years through four years	388
Due after four years through five years	214
Thereafter	3,047
Total undiscounted cash flows	5,316
Discount on cash flows	(1,204)
Total	$4,112

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

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2019 and 2018 were as follows.

	Goodwill	Core Deposit
Balance as of January 1, 2018	$104,907	$10,738
Acquired in acquisition	26,805	13,430
Amortization	—	(2,443)
Balance as of December 31, 2018	131,712	21,725
Acquired in acquisition	4,720	1,350
Amortization	—	(3,168)
Balance as of December 31, 2019	$136,432	$19,907

Estimated amortization expense for each of the following five years and thereafter is listed in the following table.

Expensed in one year or less	$3,187
Expensed after one year through two years	3,124
Expensed after two years through three years	3,061
Expensed after three years through four years	2,779
Expensed after four years through five years	2,640
Thereafter	5,116
Total	$19,907

NOTE 8 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2019, 2018 and 2017, the balances of the investments in qualified affordable housing projects were $8,663, $6,689 and $4,604. These balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $5,836, $3,965 and $1,967 at December 31, 2019, 2018 and 2017. The Company expects to fulfill these commitments during the years 2020 through 2034.

During the years ended December 31, 2019, 2018 and 2017, the Company recognized amortization expense of $522, $412 and $376, which was included within pretax income on the consolidated statements of income. Additionally, during the years ended December 31, 2019, 2018 and 2017, the Company recognized tax credits from its investment in affordable housing tax credits of $636, $568 and $660.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At December 31, 2019, the portfolio of interest rate swaps had a weighted average maturity of 7.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 4.78%.  At December 31, 2018, the portfolio of interest rate swaps had a weighted average maturity of 7.7 years, a weighted average pay rate of 4.94% and a weighted average rate received of 5.10%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At December 31, 2019, this portfolio of interest rate swaps had a weighted average maturity of 8.8 years, weighed average pay rate of 4.92% and a weighted rate received of 4.92%.  At December 31, 2018, this portfolio of interest rate swaps had a weighted average maturity of 7.6 years, weighted average pay rate of 5.18% and a weighted rate received of 5.18%.

In 2009, the Company purchased an interest rate cap derivative to assist with interest rate risk management.  This derivative is not designated as a hedging instrument but rather as a stand-alone derivative.  During 2019, the interest rate cap derivative matured.  At December 31, 2018, the interest rate cap had a term of 0.9 years and a cap rate of 4.50%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2019 and December 31, 2018.

	December 31, 2019			December 31, 2018
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,797	$30	$177	$16,743	$242	$—
Total derivatives designated as hedging relationships	5,797	30	177	16,743	242	—
Derivatives not designated as hedging instruments:
Interest rate swaps	114,571	3,505	3,899	38,073	690	777
Interest rate caps/floors	—	—	—	2,264	1	—
Total derivatives not designated as hedging instruments	114,571	3,505	3,899	40,337	691	777
Total	$120,368	3,535	4,076	$57,080	933	777
Cash collateral		—	(4,186)		(531)	(541)
Netting adjustments		182	182		289	289
Net amount presented in balance sheet		$3,717	$72		$691	$525

The following table shows net gains or losses on derivatives and hedging activities for the years ended December 31, 2019, 2018 and 2017.

	2019	2018	2017
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	307	202	—
Interest rate caps/floors	—	—	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	307	202	(1)
Net gains (losses) on derivatives and hedging activities	$307	$202	$(1)

The following table shows the recorded net gains or losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2019, 2018 and 2017.

	December 31, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(387)	$387	$—	$21
Total	$(387)	$387	$—	$21

	December 31, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$283	$(283)	$—	$(40)
Total	$283	$(283)	$—	$(40)

	December 31, 2017
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$12	$(12)	$—	$(137)
Total	$12	$(12)	$—	$(137)

NOTE 10 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $285,958 and $316,288 as of December 31, 2019 and 2018.

At December 31, 2019 and 2018, Certificate of Deposit Account Registry Services (“CDARS”) deposits of $9,503 and $131,107 were included in the Company’s time deposit balance.  Of the CDARS deposits at December 31, 2019 and 2018, $9,503 and $20,933 were reciprocal customer funds placed in the CDARS program.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

At December 31, 2019, the scheduled maturities of time deposits are as follows.

Due in one year or less	$615,145
Due after one year through two years	122,102
Due after two years through three years	66,879
Due after three years through four years	16,213
Due after four years through five years	11,242
Thereafter	1,589
Total	$833,170

NOTE 11 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2019 and 2018.

	2019	2018
Federal funds purchased	$—	$—
Retail repurchase agreements	$35,708	$50,068

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $40,412 and $51,701 at December 31, 2019 and December 31, 2018.  The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2019 and 2018.

	2019	2018
Average daily balance during the period	$42,459	$43,536
Average interest rate during the period	0.36%	0.25%
Maximum month-end balance during the period	$45,575	$53,815
Weighted average interest rate at period-end	0.40%	0.28%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of December 31, 2019 and 2018 were as follows.

	2019	2018
Federal Home Loan Bank line of credit advances	$311,223	$368,770
Federal Home Loan Bank fixed rate term advances	13,095	16,049
Total principal outstanding	324,318	384,819
Federal Home Loan Bank fixed rate term advances, fair market value adjustments	55	79
Total Federal Home Loan Bank advances	$324,373	$384,898

At December 31, 2019 and 2018, the Company had $311,223 and $368,770 drawn against its line of credit at a weighted average rate of 1.79% and 2.65%.

At December 31, 2019 and 2018, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $38,500 and $31,451.  These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $811,394 and $951,196 at December 31, 2019 and 2018.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $448,278 and $534,627 at December 31, 2019 and 2018.

Future principal repayments of the December 31, 2019 outstanding balances are as follows.

Due in one year or less	$314,211
Due after one year through two years	2,357
Due after two years through three years	2,357
Due after three years through four years	2,357
Due after four years through five years	1,857
Thereafter	1,179
Total	$324,318

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

Bank stock loan advances as of December 31, 2019 and 2018 are listed below.

December 31, 2019	Outstanding Balance	Weighted Average Rate
Bank stock loan	$8,990	4.75%

December 31, 2018	Outstanding Balance	Weighted Average Rate
Bank stock loan	$15,450	5.50%

Future principal repayments of the December 31, 2019 outstanding balances are as follows.

Due in one year or less	$1,774
Due after one year through two years	1,774
Due after two years through three years	1,774
Due after three years through four years	2,674
Due after four years through five years	994
Thereafter	—
Total	$8,990

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

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2019 and 2018.  The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% (3.99% at December 31, 2019 and 4.44% at December 31, 2018) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035 or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015 at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

On March 30, 2007, CTIII, an unconsolidated subsidiary of the Company, issued $5,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2019 and 2018.  The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% (3.78% at December 31, 2019, and 4.68% at December 31, 2018) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTIII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037 or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to FCB were used by CTIII to purchase $5,155 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

In conjunction with the 2016 acquisition of Community First Bancshares, Inc. (CFBI), the Company assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary, Community First (AR) Statutory Trust I, (“CFSTI”).  The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% (5.20% at December 31, 2019 and 6.07% at December 31, 2018) on the stated liquidation amount of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032 or upon earlier redemption.

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

As a part of the acquisition of FCB, the Company recorded the debentures at an estimated fair value of $8,270.  As part of the acquisition of CFBI, the Company recorded the debentures at an estimated fair value of $4,187.  The initial fair value adjustments will be amortized against earnings on a prospective basis. At December 31, 2019 and 2018, the contractual balance and the unamortized fair value adjustments were as shown below.

	2019	2018
Contractual balance	$20,620	$20,620
Unamortized fair value adjustment	(6,059)	(6,360)
Net book value	$14,561	$14,260

Subordinated debentures are included in Tier 1 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

NOTE 13 – CONTRACTUAL OBLIGATIONS

At December 31, 2019 and 2018, the Company had contractual obligations of $5,836 and $3,965.  Contractual obligations represent commitments made by the Company to make capital investments in limited-liability entities that invest in qualified affordable housing projects.  The Company expects to fulfill these commitments during the years 2020 through 2034.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation provide for the issuance of  shares of preferred stock.  There were no shares of preferred stock outstanding at December 31, 2019, 2018 or 2017.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share. At December 31, 2019 and 2018, the following table presents shares that were issued and were held in treasury or were outstanding.

	2019	2018
Class A common stock – issued	17,136,493	17,244,138
Class A common stock – held in treasury	(1,692,059)	(1,271,043)
Class A common stock – outstanding	15,444,434	15,973,095
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in, first-out method.

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019 and concluding October 30, 2020.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.  Under this program, during the year ended December 31, 2019, the Company repurchased a total of 421,016 shares of the Company’s outstanding common stock at an average price paid of $25.81 per share.

On May 4, 2018, the Company completed its mergers with Kansas Banking Corporation (“KBC”), of Liberal, Kansas, and Adams Dairy Bancshares, Inc. (“Adams”) of Blue Springs, Missouri.  There was a total of 820,849 shares of Class A common stock issued in connection with the KBC merger and 344,063 shares of Class A common stock issued in connection with the Adams merger.

Restricted stock unit plan termination loans

In connection with termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units.  Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense.  Also in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance.  These loans totaling $77 at December 31, 2019, are collateralized by the shares received with a maturity date of December 31, 2020, and an interest rate of 1.60%.

Accumulated other comprehensive income (loss)

For the years ended December 31, 2019 and 2018, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.  During 2019, 2018 and 2017, gains of $0, $0 and $271 were reclassified from accumulated other comprehensive income to net gains on sales of and settlement of securities within the consolidated statement of income and $903, $453 and $532 of accretion expense were reclassified from accumulated other comprehensive income to taxable interest income on securities within the consolidated statement of income.

Components of accumulated other comprehensive income as of December 31, 2019 and 2018 were as follows.

	Available -for-Sale Securities	Held-to -Maturity Securities	Accumulated Other Comprehensive Income
December 31, 2019
Net unrealized or unamortized gains (losses)	$985	$(988)	$(3)
Tax effect	(248)	248	—
	$737	$(740)	$(3)
December 31, 2018
Net unrealized or unamortized gains (losses)	$(4,628)	$(1,891)	$(6,519)
Tax effect	1,173	479	1,652
	$(3,455)	$(1,412)	$(4,867)

NOTE 15 – INCOME TAXES

Income tax expense is listed in the following table.

	2019	2018	2017
Current income tax expense
Federal	$4,066	$4,655	$6,474
State	1,649	2,212	1,282
Total current income tax expense	5,715	6,867	7,756
Deferred income tax expense
Federal	1,444	2,933	2,550
State	119	550	71
Total deferred income tax expense	1,563	3,483	2,621
Total income tax expense	$7,278	$10,350	$10,377

A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2019 and 2018; 35% in 2017) to the Company’s actual income tax expense is shown below.

	2019	2018	2017
Computed at the statutory rate	$6,900	$9,697	$10,862
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	1,422	1,909	717
Tax-exempt interest	(885)	(844)	(1,177)
Non-taxable life insurance income	(419)	(462)	(506)
Non-deductible expenses	353	264	376
Share-based payments	18	(23)	(335)
Federal tax credits	(636)	(568)	(660)
Change in valuation allowance	396	655	187
Effect of tax reform	—	—	1,086
Other	129	(278)	(173)
Income tax expense	$7,278	$10,350	$10,377

On December 22, 2017, Tax Reform was enacted which reduced the U.S. federal statutory income tax rate from 35% to 21% effective January 1, 2018.  The Company accounted for the effects of Tax Reform in the period of enactment as required by generally accepted accounting principles using reasonable estimates based on information available in December 2017.  The Company completed its accounting for the effects of Tax Reform in 2018, and no additional income tax expense was recorded.  The direct impact to the 2017 financial statements was the re-measurement of the Company’s December 31, 2017, deferred tax assets and liabilities which were expected to reverse beginning in 2018.  The re-measurement of the Company’s net deferred tax asset resulted in $1,086 additional income tax expense being recognized in 2017, including a $535 decrease in the net deferred tax assets related to unrealized or unamortized losses on securities.  The impact of this re-measurement is included in the statutory rate reconciliation above.  With the exception of the revaluation adjustment required by Tax Reform, the deferred tax effects of unrealized or unamortized gains and losses on debt securities are recorded directly to stockholders’ equity as part of other comprehensive income.

Components of deferred tax assets and liabilities are shown in the table below.

	2019	2018
Deferred tax assets
Allowance for loan losses	$3,076	$2,880
Net unrealized or unamortized losses on securities	1	1,639
Tax credit carryforwards	974	974
Accrued compensation	2,209	1,994
Net operating loss carryforwards	1,337	1,003
Other real estate owned	481	656
Acquired loans fair market value adjustments	2,560	4,058
Other	1,153	1,072
Gross deferred tax assets	11,791	14,276
Deferred tax liabilities
Assumed debt fair market value adjustments	1,464	1,537
Goodwill amortization	1,871	1,492
Depreciation	3,934	3,288
Federal Home Loan Bank stock dividends	267	1,123
Core deposit intangibles	3,616	4,293
Other	981	283
Gross deferred tax liabilities	12,133	12,016
Valuation allowance	(1,623)	(1,227)
Net deferred tax asset (liability)	$(1,965)	$1,033

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  In 2019, the Company recognized deferred tax liabilities of $21 for temporary differences associated with the MidFirst bank acquisition.  In 2018, the Company recognized deferred tax assets of $2,522 and deferred tax liabilities of $2,190 for temporary differences associated with the KBC merger and deferred tax assets of $1,134 and deferred tax liabilities of $518 for temporary differences associated with the Adams merger.  Deferred tax assets of $34 were recognized in connection with the CBT merger.  Federal net operating losses, acquired through previous acquisitions, totaled $196 at December 31, 2019 and will expire between 2031 and 2033.  Acquired federal tax credits totaling $974 will expire between 2027 and 2033.  The utilization of these net operating loss and tax credit carryforwards are not expected to be limited by internal revenue code sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the states of Arkansas, Kansas, Missouri, Oklahoma and Iowa.  Commercial banks are not allowed to file consolidated Kansas returns with non-bank consolidated group members.  The Company has unused state operating loss carryforwards of approximately $30,254 that expire between 2020 and 2029 resulting from the separate Kansas returns of the Company and SA Holdings, Inc.  These operating losses, as well as certain deferred tax assets, have a full valuation allowance recorded against them resulting in a zero carrying value.  In connection with a 2015 acquisition, the Company acquired Kansas net operating losses useable against Kansas bank income.  At December 31, 2019, the Kansas net operating loss carryforward useable against Kansas bank income totaled $2,469 with expiration dates between 2020 and 2024.  The utilization of this acquired Kansas net operating loss carryforward is expected to be limited, and a valuation allowance has been recorded against the portion which is expected to expire unused. In establishing a valuation allowance management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  The Company is no longer subject to examination by taxing authorities for years before 2016.  At December 31, 2019, there were no examinations in any jurisdiction.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in January 1, 2019.  The Basel III rules also require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5%.  The new capital conservation buffer requirement was to be phased in beginning January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented January 2019.  An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of December 31, 2019, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2019, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2019 and 2018 are presented in the tables below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2019
Total capital to risk weighted assets
Equity Bancshares, Inc.	$352,853	12.59%	$294,341	10.50%	$294,341	10.50%	$	N/A	N/A
Equity Bank	348,951	12.47%	293,917	10.50%	293,917	10.50%		279,921	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	340,621	12.15%	238,276	8.50%	238,276	8.50%		N/A	N/A
Equity Bank	336,719	12.03%	237,933	8.50%	237,933	8.50%		223,937	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,060	11.63%	196,227	7.00%	196,227	7.00%		N/A	N/A
Equity Bank	336,719	12.03%	195,945	7.00%	195,945	7.00%		181,949	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	340,621	9.02%	151,072	4.00%	151,072	4.00%		N/A	N/A
Equity Bank	336,719	8.92%	150,943	4.00%	150,943	4.00%		188,679	5.00%

	Actual		Minimum Required for Capital Adequacy Under Basel III Phase-In		Minimum Required for Capital Adequacy Under Basel III Fully Phased-In		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2018
Total capital to risk weighted assets
Equity Bancshares, Inc.	$337,649	11.86%	$281,222	9.88%	$299,021	10.50%	$	N/A	N/A
Equity Bank	338,180	11.89%	280,845	9.88%	298,619	10.50%		284,400	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,195	11.45%	224,266	7.88%	242,065	8.50%		N/A	N/A
Equity Bank	326,726	11.49%	223,965	7.88%	241,740	8.50%		227,520	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	311,935	10.95%	181,548	6.38%	199,347	7.00%		N/A	N/A
Equity Bank	326,726	11.49%	181,305	6.38%	199,080	7.00%		184,860	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	326,195	8.60%	151,731	4.00%	151,731	4.00%		N/A	N/A
Equity Bank	326,726	8.62%	151,590	4.00%	151,590	4.00%		189,488	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 17 – RELATED PARTY TRANSACTIONS

At December 31, 2019 and 2018, the Company had loans outstanding to executive officers, directors, significant stockholders, and their affiliates (related parties), in the amount of $2,030 and $2,267.  Changes during 2019 are listed below.

2019
Balance at January 1, 2019	$2,267
New loans/advances	762
Repayments	(999)
Balance at December 31, 2019	$2,030

At December 31, 2019 and 2018, the Company had deposits from executive officers, directors, significant stockholders, and their affiliates (related parties), in the amount of $6,894 and $6,127.

NOTE 18 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to $19 of their compensation.  Contributions to the profit-sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors.  Employer contributions charged to expense for 2019, 2018 and 2017 were $826, $885 and $704.

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

The Pentegra Defined Benefit Plan covered substantially all officers and employees of First Independence who began employment prior to December 31, 2009, with 54 participants retaining benefits under the plan.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan.  The Employer Identification Number is 13-5645888 and the three-digit plan number is 333.  There are no collective bargaining agreements in place at the Company.

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer.  The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date).  As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date.  As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.  The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2018.

The following table presents the net pension cost and funded status of the Company relating to the Pentegra Defined Benefit Plan since the date of acquisition (dollar amounts in thousands).

	2019	2018
Net pension cost charged to salaries and employee benefits	$142	$113
Pentegra defined benefit plan funded status as of July 1	108.59%	109.86%
Plan's funded status as of July 1	91.40%	94.30%
Contributions paid to the plan	$109	$93

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2018.

NOTE 19 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2013 Stock Incentive Plan (the Plan) reserved 1,500,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors.  The Plan replaced the 2006 Non-qualified Stock Option Plan (2006 Plan).  Under the 2006 Plan, there were 150,000 and 150,000 fully vested and exercisable options outstanding at December 31, 2019 and 2018.  No new grants of options may be made under the 2006 Plan.  The Company believes that stock-based awards better align the interests of its employees with those of its stockholders.  Under the Company’s 2019 director compensation policy, the directors receive a portion of their compensation in stock.  The Company recognized expense of $160 and issued 9,104 shares for the year ended December 31, 2019.  For years prior to 2019, the directors could elect to receive all or a portion of their fees in cash, Company stock or non-qualified stock options.  During the years ended

December 31, 2018 and 2017, the Company recognized director compensation expense of  $53 and $46 and issued  1,375 and 1,457 shares of Company stock pursuant to certain directors’ elections.  At December 31, 2019, there were 572,745 shares available for equity awards under the Plan.

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2019 and 2018.

December 31, 2019	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	852,556	$23.57	7	$10,044
Granted	61,019	32.43	10	—
Exercised	(20,402)	(18.22)	(6)	—
Forfeited or expired	(107,415)	(32.56)	(9)	—
Outstanding at end of year	785,758	$23.17	6	$6,896
Fully vested and expected to vest	785,758	$23.17	6	$6,896
Exercisable at end of year	609,323	$20.45	5	$6,797

December 31, 2018	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	797,521	$22.54	8	$10,261
Granted	99,935	34.69	10	—
Exercised	(6,800)	(19.49)	(8)	—
Forfeited or expired	(38,100)	(31.97)	(10)	—
Outstanding at end of year	852,556	$23.57	7	$10,044
Fully vested and expected to vest	852,556	$23.57	7	$10,044
Exercisable at end of year	565,847	$19.44	4	$8,995

The fair values of stock options granted during the years ended December 31, 2019, 2018 and 2017, were estimated to be $7.10 per share, $9.01 per share and $8.75 per share.  The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  Expected stock price volatility is based on the historical volatility of the SNL Bank Index.  The expected term of options granted is based on the Simplified Method.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2019	2018	2017
Risk free rate	2.52%	2.45%	2.20%
Market value of stock on grant date	$32.43	$34.69	$33.05
Expected term (in years)	5.8	6.3	6.7
Expected volatility	15.71%	19.71%	19.66%
Dividend rate	—%	—%	—%

Compensation expense for stock options is recognized as the options vest.  Total stock option compensation cost that has been charged against income was $520, $813, and $592 for 2019, 2018 and 2017.  The total income tax benefit was $131, $205 and $226.  At December 31, 2019, there was $1.1 million of unrecognized compensation expense related to non-vested stock options granted under the Plan.  Unrecognized compensation expense at December 31, 2019, will be recognized over a remaining weighted average period of 6 years.

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

A summary of changes in the Company’s non-vested RSUs for the year is shown below.

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2019	132,107	$36.78
Granted	102,995	32.01
Vested	(23,628)	36.29
Forfeited	(24,024)	34.14
Outstanding at end of year	187,450	$34.56

Compensation expense is recognized over the vesting period of the award based on the fair value of RSU awards at the grant date.  The Company recognized share-based compensation attributable to RSUs of $1,991, $1,643 and $80 for the years ended December 31, 2019, 2018 and 2017.  The total income tax benefit was $501, $413 and $31 for the same time periods.  Unrecognized RSU compensation expense of $4.1 million at December 31, 2019, will be recognized over a remaining weighted average period of 2 years.

Employee Stock Purchase Plan:

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on April 24, 2019.  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  The first offering period began on February 15, 2019 and ended on August 14, 2019.  In connection with the first offering, a total of 19,221 shares were purchased at a price of $21.07 per share.  The second offering period began on August 15, 2019 and will end February 14, 2020.  ESPP compensation expense of $119 was recorded during 2019.

NOTE 20 – EARNINGS PER SHARE

Earnings per share were computed as shown below.

	2019	2018	2017
Basic:
Net income allocable to common stockholders	$25,579	$35,825	$20,649
Weighted average common shares outstanding	15,618,690	15,389,513	12,446,851
Weighted average vested restricted stock units	1,201	4,403	1,751
Weighted average shares	15,619,891	15,393,916	12,448,602
Basic earnings per common share	$1.64	$2.33	$1.66
Diluted:
Net income allocable to common stockholders	$25,579	$35,825	$20,649
Weighted average common shares outstanding for:
Basic earnings per common share	15,619,891	15,393,916	12,448,602
Dilutive effects of the assumed exercise of stock options	201,409	293,588	255,947
Dilutive effects of the assumed redemption of RSUs	21,839	20,882	2,635
Average shares and dilutive potential common shares	15,843,139	15,708,386	12,707,184
Diluted earnings per common share	$1.61	$2.28	$1.62

Average outstanding stock options and RSU’s of 310,960, 26,419 and 141,891 for the years ended December 31, 2019, 2018 and 2017 were not included in the computation of diluted earnings per share because they were antidilutive.

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of available-for-sale securities are carried at fair value on a recurring basis.  To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as Level 1.  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company’s available-for-sale securities includes residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies) and are classified as Level 2.

The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the derivative.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$142,067	$—
Derivative assets:
Derivative assets (included in other assets)	—	3,535	—
Cash collateral held by counterparty and netting adjustments	182	—	—
Total derivative assets	182	3,535	—
Other assets:
Equity securities with readily determinable fair value	489	—	—
Total other assets	489	—	—
Total assets	$671	$145,602	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$4,076	$—
Cash collateral held by counterparty and netting adjustments	(4,004)	—	—
Total derivative liabilities	(4,004)	4,076	—
Total liabilities	$(4,004)	$4,076	$—

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$168,875	$—
Derivative assets:
Derivative assets (included in other assets)	—	933	—
Cash collateral held by counterparty and netting adjustments	(242)	—	—
Total derivative assets	(242)	933	—
Other assets:
Equity securities with readily determinable fair value	475	—	—
Total other assets	475	—	—
Total assets	$233	$169,808	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$777	$—
Cash collateral held by counterparty and netting adjustments	(252)	—	—
Total derivative liabilities	(252)	777	—
Total liabilities	$(252)	$777	$—

There were no transfers between Levels during 2019 or 2018.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,411
Commercial and industrial	—	—	15,688
Residential real estate	—	—	2,920
Agricultural real estate	—	—	866
Other	—	—	1,549
Other real estate owned:
Commercial real estate	—	—	1,268
Residential real estate	—	—	42

	December 31, 2018
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$6,212
Commercial and industrial	—	—	1,697
Residential real estate	—	—	4,123
Agricultural real estate	—	—	218
Other	—	—	809
Other real estate owned:
Commercial real estate	—	—	1,391
Residential real estate	—	—	97

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2019 and 2018.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2019
Impaired real estate loans	$9,173	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 12% (8%)

Impaired other loans	$14,261	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5.0X)

Impaired other real estate owned	$1,310	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 55% (32%)

December 31, 2018
Impaired loans	$13,059	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 22% (13%)

Measurable inputs for other real estate owned were not material for the period ended December 31, 2018.

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated.

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,291	$89,291	$89,291	$—	$—
Interest-bearing deposits	2,498	2,498	—	2,498	—
Available-for-sale securities	142,067	142,067	—	142,067	—
Held-to-maturity securities	769,059	783,911	—	783,911	—
Loans held for sale	5,933	5,933	—	5,933	—
Loans, net of allowance for loan losses	2,544,420	2,538,209	—	—	2,538,209
Federal Reserve Bank and Federal Home Loan Bank stock	31,137	N/A	N/A	N/A	N/A
Interest receivable	15,738	15,738	—	15,738	—
Derivative assets	3,535	3,535	—	3,535	—
Cash collateral held by derivative counterparty and netting adjustments	182	182	182	—	—
Total derivative assets	3,717	3,717	182	3,535	—
Equity securities with readily determinable fair value	489	489	489	—	—
Total assets	$3,604,349	$3,581,853	$89,962	$953,682	$2,538,209
Financial liabilities:
Deposits	$3,063,516	$3,070,305	$—	$3,070,305	$—
Federal funds purchased and retail repurchase agreements	35,708	35,708	—	35,708	—
Federal Home Loan Bank advances	324,373	324,373	—	324,373	—
Bank stock loan	8,990	8,990	—	8,990	—
Subordinated debentures	14,561	14,561	—	14,561	—
Contractual obligations	5,836	5,836	—	5,836	—
Interest payable	4,454	4,454	—	4,454	—
Derivative liabilities	4,076	4,076	—	4,076	—
Cash collateral held by derivative counterparty and netting adjustments	(4,004)	(4,004)	(4,004)	—	—
Total derivative liabilities	72	72	(4,004)	4,076	—
Total liabilities	$3,457,510	$3,464,299	$(4,004)	$3,468,303	$—

	December 31, 2018
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$192,818	$192,818	$192,818	$—	$—
Interest-bearing deposits	4,991	4,991	—	4,991	—
Available-for-sale securities	168,875	168,875	—	168,875	—
Held-to-maturity securities	748,356	739,989	—	739,989	—
Loans held for sale	2,972	2,972	—	2,972	—
Loans, net of allowance for loan losses	2,563,954	2,565,526	—	—	2,565,526
Federal Reserve Bank and Federal Home Loan Bank stock	29,214	N/A	N/A	N/A	N/A
Interest receivable	17,372	17,372	—	17,372	—
Derivative assets	933	933	—	933	—
Cash collateral held by derivative counterparty and netting adjustments	(242)	(242)	(242)	—	—
Total derivative assets	691	691	(242)	933	—
Equity securities with readily determinable fair value	475	475	475	—	—
Total assets	$3,729,718	$3,693,709	$193,051	$935,132	$2,565,526
Financial liabilities:
Deposits	$3,123,447	$3,124,654	$—	$3,124,654	$—
Federal funds purchased and retail repurchase agreements	50,068	50,068	—	50,068	—
Federal Home Loan Bank advances	384,898	384,898	—	384,898	—
Bank stock loan	15,450	15,450	—	15,450	—
Subordinated debentures	14,260	14,260	—	14,260	—
Contractual obligations	3,965	3,965	—	3,965	—
Interest payable	3,648	3,648	—	3,648	—
Derivative liabilities	777	777	—	777	—
Cash collateral held by derivative counterparty and netting adjustments	(252)	(252)	(252)	—	—
Total derivative liabilities	525	525	(252)	777	—
Total liabilities	$3,596,261	$3,597,468	$(252)	$3,597,720	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2019 and 2018 were as follows.

	December 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$41,916	$141,685	$29,543	$171,857
Mortgage loans in the process of origination	9,200	2,473	6,785	2,860
Unused lines of credit	95,866	150,749	92,225	167,218

At December 31, 2019, the fixed rate loan commitments have interest rates ranging from 3.75% to 8.09% and maturities ranging from 1 month to 84 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified pre-conditions are met.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The contractual amounts of standby letters of credit as of December 31, 2019 and 2018 are listed below.

	December 31, 2019		December 31, 2018
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$2,877	$3,352	$4,474	$2,716

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

Equity Bank is a party to a February 3, 2015, lawsuit filed against it by CitiMortgage, Inc. (“Citi”).  The lawsuit involves an alleged breach of contract related to loan repurchase obligations and damages of $2,700 plus pre-judgment and post-judgment interest.  In January 2018, judgment was entered by the court dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  A loss contingency of $477 was recorded at December 31, 2017, in connection with this case.  Subsequently Citi appealed the court’s decision.  On November 6, 2019, the Eighth Circuit Court of Appeals issued a decision affirming the trial court’s findings dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  Citi unsuccessfully sought en banc review of the portion of the Court’s ruling in Equity’s favor.  As a result of the Eighth Circuit’s ruling, Equity Bank will be required to satisfy the total judgement of $1,474, but shall be entitled to a reassignment of loans in which there is existing collateral.  At the time of this January 2018 judgment, Citi held four loans with collateral having a total balance of $1,129; however, at this time, the Company does not have access to more recent loan information, such as, loan balance, loan status or collateral value to reassess the loss contingency that was recorded at December 31, 2017.

Except for the above-mentioned lawsuit and settlement, there have been no other claims for potential repurchase or indemnification demands regarding mortgage loans originated by Equity Bank and sold to investors.  However, the Company believes there is possible risk it may face similar demands based on comparable demands loan aggregators are facing from their investors, including Government Sponsored Entities such as Freddie Mac and Fannie Mae and/or settlement agreements loan aggregators have entered into with those investors.  The amount of potential loss and outcome of such possible litigation, if it were commenced, is uncertain and the Company would vigorously contest any claims.

On May 13, 2019, a purported stockholder of the Company filed a putative securities class action lawsuit in federal court in the Southern District of New York against the Company and certain of its executive officers.  On August 16, 2019, the court appointed lead plaintiffs and on October 15, 2019, the plaintiffs filed an amended complaint on behalf of a putative class of persons who purchased Company securities between April 20, 2018, and April 23, 2019.  Plaintiffs allege that the Company made materially misleading statements about the Company’s financial results, business, operations and prospects starting on April 20, 2018, that these statements caused the Company’s securities to be overvalued and that the “truth” came out on January 24, 2019, when the Company disclosed that a credit relationship was downgraded and further on April 22, 2019, when the Company disclosed a $14,500 provision for loan loss against that credit relationship.  On December 6, 2019, the Company filed a motion to dismiss which remains pending before the court.  The Company believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.  At this time, the Company is unable to reasonably estimate the outcome of this litigation.

NOTE 24 – REVENUE RECOGNITION

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the years ended December 31, 2019, and 2018.

	2019	2018
Non-interest income
Service charges and fees	$8,672	$7,250
Debit card income	8,230	6,178
Mortgage banking(a)	2,468	1,298
Increase in bank-owned life insurance(a)	1,998	2,199
Net gain (loss) from securities transactions(a)	14	(9)
Other
Investment referral income	590	395
Trust income	243	81
Insurance sales commissions	177	245
Recovery on zero-basis purchased loans(a)	143	420
Income from equity method investments(a)	26	7
Other non-interest income related to loans and deposits	2,340	1,612
Other non-interest income not related to loans and deposits(a)	87	49
Total other non-interest income	3,606	2,809
Total	$24,988	$19,725
(a) Not within the scope of ASC 606

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

Insurance Sales Commissions

Insurance commissions are received based on contracts with insurance companies which provide for a percentage of premiums to be paid to the Company in exchange for placement of policies with customers.  The commissions generally relate to a period of one year or less.  Under certain contracts, the Company may also assist with the claims processing, but this performance obligation is considered insignificant compared to the initial placement of the policy.  As such, the performance obligation is considered to have been substantially satisfied at the time of policy placement.  While this indicates that all related revenue would be appropriately accrued at policy inception, in some cases recognition occurs over the policy period if received in installments from the insurance company.  In no cases would this deferral extend beyond 12 months and the effect is considered immaterial compared to recognition at the time of policy placement.  The Company also receives commissions based on renewals of policies previously placed.  However, additional work is required to process the renewals, resulting in future performance obligations to earn the related revenues.  In addition, the occurrence of such renewals is not certain as initial policies are generally for one year or less and the fees earned are not determined until the time of renewal, based on underwriting at that time.  As such, the Company has determined that accrual of income for future renewals is not appropriate.

Other non-interest Income

Other non-interest income related to loans and deposits is earned when the specific transaction is processed, similar to service charges and fees.

Gain of Loss on Sale of Other Real Estate

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

NOTE 25 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is the condensed financial information as to financial position, results of operations and cash flows of the Parent Company.

CONDENSED BALANCE SHEET

	2019	2018
ASSETS
Cash and due from banks	$2,991	$1,540
Investment in Equity Bank	489,261	470,902
Investment in EBAC	3,837	3,262
Other assets	7,908	10,490
Total assets	$503,997	$486,194
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities	$25,937	$30,253
Stockholders’ equity	478,060	455,941
Total liabilities and stockholders’ equity	$503,997	$486,194

CONDENSED STATEMENT OF INCOME

	2019	2018	2017
Dividends from Equity Bank	$23,000	$30,500	$17,250
Other income	4	3	26
Total income	23,004	30,503	17,276
Expenses
Interest expense	1,905	1,918	996
Other expenses	2,254	3,358	3,018
Total expenses	4,159	5,276	4,014
Income (loss) before income tax and equity in undistributed income of subsidiaries	18,845	25,227	13,262
Income tax benefit	1,081	1,025	2,017
Income (loss) before equity in undistributed income (loss) of subsidiaries	19,926	26,252	15,279
Equity in undistributed income (loss) of Equity Bank	5,978	9,681	5,370
Equity in undistributed income (loss) of EBAC	(325)	(108)	—
Net income and net income allocable to common stockholders	$25,579	$35,825	$20,649

CONDENSED STATEMENT OF CASH FLOWS

	2019	2018	2017
Cash flows from operating activities
Net income	$25,579	$35,825	$20,649
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	2,870	2,509	1,100
Equity in undistributed (income) loss of Equity Bank	(5,978)	(9,681)	(5,370)
Equity in undistributed (income) loss of EBAC	325	108	—
Net amortization of purchase valuation adjustments	301	292	284
Net change in:
Other assets	(4,092)	(4,092)	(1,331)
Interest payable and other liabilities	(147)	(50)	(1,419)
Net cash from (to) operating activities	18,858	24,911	13,913
Cash flows (to) from investing activities
Proceeds from sale of other real estate owned	—	—	267
Purchase stock of Prairie, net of holding company cash acquired	—	—	(12,510)
Purchase stock of Eastman, net of holding company cash acquired	—	(55)	(7,813)
Purchase stock of Cache, net of holding company cash acquired	—	—	(13,103)
Purchase stock of KBC, net of holding company cash acquired	—	(14,151)	—
Purchase stock of Adams, net of holding company cash acquired	—	(4,179)	—
Purchase assets of City Bank, net of liabilities assumed	—	(18,900)
Purchase of investment in EBAC	(900)	(3,370)	—
Net cash (used in) investing activities	(900)	(40,655)	(33,159)
Cash flows (to) from financing activities
Borrowings on bank stock loan	7,209	22,500	2,500
Principal payments on bank stock loan	(13,669)	(9,550)	(1,000)
Proceeds from exercise of employee stock options	371	133	1,215
Principal payments on employee stock loan	44	—	121
Proceeds from employee stock purchase plan	405	—	—
Purchase of treasury stock	(10,867)	—	—
Net cash provided by (used in) financing activities	(16,507)	13,083	2,836
Net change in cash and cash equivalents	1,451	(2,661)	(16,410)
Cash and cash equivalents, beginning of period	1,540	4,201	20,611
Ending cash and cash equivalents	$2,991	$1,540	$4,201

NOTE 26 – SUBSEQUENT EVENTS

On January 31, 2020, the Company submitted a notice of proposed branch closing with the Federal Reserve for three locations.  At their December meeting, our Board of Directors voted to close these branches and to move the loans, deposits and property that would not be sold with the building to other branches that will remain open in the markets of the branches being closed.  At the present time, the Company does not have an active program in place to locate a buyer, these properties are not listed with a realtor and they are not being actively marketed.