Form 10-Q
period 2020-03-31
EQUITY BANCSHARES INC
filed 2020-04-30
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 27, 2020, the registrant had 15,198,986 shares of common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature.  These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the COVID-19 pandemic.  Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.  Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020, and in Item 1A – Risk Factors of this Quarterly Report.

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	an economic downturn related to the COVID-19 pandemic;
•	an economic downturn unrelated to the COVID-19 pandemic, especially one affecting our core market areas;
•	the occurrence of various events that negatively impact the real estate market, since a significant portion of our loan portfolio is secured by real estate;
•	generally difficult or unfavorable conditions in the market for financial products and services;
•	interest rate fluctuations, which could have an adverse effect on our profitability;
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

•

potential fraud related to Small Business Administration (“SBA”) loan applications through the Paycheck Protection Program (“PPP”) as part of the U.S. Coronavirus Aid, Relief and Economic Security Act (“CARES Act”);

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2020 and December 31, 2019

(Dollar amounts in thousands)

	(Unaudited) March 31,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$141,989	$88,973
Federal funds sold	263	318
Cash and cash equivalents	142,252	89,291
Interest-bearing time deposits in other banks	2,498	2,498
Available-for-sale securities	187,812	142,067
Held-to-maturity securities, fair value of $750,900 and $783,911	721,992	769,059
Loans held for sale	6,494	5,933
Loans, net of allowance for loan losses of $21,915 and $12,232	2,485,208	2,544,420
Other real estate owned, net	5,870	8,293
Premises and equipment, net	84,732	84,478
Bank-owned life insurance	75,585	75,103
Federal Reserve Bank and Federal Home Loan Bank stock	31,662	31,137
Interest receivable	15,549	15,738
Goodwill	136,432	136,432
Core deposit intangibles, net	19,105	19,907
Other	28,641	25,222
Total assets	$3,943,832	$3,949,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$508,441	$481,298
Total non-interest-bearing deposits	508,441	481,298
Savings, NOW, and money market	1,668,145	1,749,048
Time	783,811	833,170
Total interest-bearing deposits	2,451,956	2,582,218
Total deposits	2,960,397	3,063,516
Federal funds purchased and retail repurchase agreements	37,113	35,708
Federal Home Loan Bank advances	389,620	324,373
Bank stock loan	40,000	8,990
Subordinated debentures	14,638	14,561
Contractual obligations	5,781	5,836
Interest payable and other liabilities	18,932	18,534
Total liabilities	3,466,481	3,471,518
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	174	174
Additional paid-in capital	383,850	382,731
Retained earnings	127,015	125,757
Accumulated other comprehensive income (loss)	3,769	(3)
Employee stock loans	(43)	(77)
Treasury stock	(37,414)	(30,522)
Total stockholders’ equity	477,351	478,060
Total liabilities and stockholders’ equity	$3,943,832	$3,949,578

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months ended March 31, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2020	2019
Interest and dividend income
Loans, including fees	$34,376	$36,533
Securities, taxable	4,620	5,082
Securities, nontaxable	966	953
Federal funds sold and other	595	634
Total interest and dividend income	40,557	43,202
Interest expense
Deposits	6,864	10,730
Federal funds purchased and retail repurchase agreements	31	32
Federal Home Loan Bank advances	1,175	1,305
Bank stock loan	109	162
Subordinated debentures	283	334
Total interest expense	8,462	12,563
Net interest income	32,095	30,639
Provision for loan losses	9,940	15,646
Net interest income after provision for loan losses	22,155	14,993
Non-interest income
Service charges and fees	2,026	1,923
Debit card income	2,043	1,738
Mortgage banking	590	317
Increase in value of bank-owned life insurance	482	488
Net gain (loss) from securities transactions	8	6
Other	157	852
Total non-interest income	5,306	5,324
Non-interest expense
Salaries and employee benefits	13,504	14,098
Net occupancy and equipment	2,235	1,967
Data processing	2,663	2,405
Professional fees	1,367	1,156
Advertising and business development	696	646
Telecommunications	487	585
FDIC insurance	517	278
Courier and postage	384	327
Free nationwide ATM cost	420	361
Amortization of core deposit intangibles	802	779
Loan expense	234	268
Other real estate owned	308	112
Merger expenses	—	639
Other	2,141	1,922
Total non-interest expense	25,758	25,543
Income (loss) before income taxes	1,703	(5,226)
Provision (benefit) for income taxes	445	(1,153)
Net income (loss) and net income (loss) allocable to common stockholders	$1,258	$(4,073)
Basic earnings (loss) per share	$0.08	$(0.26)
Diluted earnings (loss) per share	$0.08	$(0.26)

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three Months ended March 31, 2020 and 2019

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2020	2019
Net income (loss)	$1,258	$(4,073)
Other comprehensive income:
Unrealized holding gains arising during the period on available-for-sale securities	4,862	2,520
Amortization of unrealized losses on held-to-maturity securities	177	293
Total other comprehensive income	5,039	2,813
Tax effect	(1,267)	(713)
Other comprehensive income, net of tax	3,772	2,100
Comprehensive income (loss)	$5,030	$(1,973)

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2020 and 2019

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2019	15,793,095	$173	$379,085	$101,326	$(4,867)	$(121)	$(19,655)	$455,941
Net income (loss)	—	—	—	(4,073)	—	—	—	(4,073)
Other comprehensive income, net of tax effects	—	—	—	—	2,100	—	—	2,100
Stock based compensation	—	—	734	—	—	—	—	734
Common stock issued upon exercise of stock options	6,100	—	112	—	—	—	—	112
Common stock issued under stock-based incentive plan	21,108	—	—	—	—	—	—	—
Repayment on employee stock loans	—	—	—	—	—	34	—	34
Cumulative effect of change in accounting principle from implementation of ASU 2017-08	—	—	—	(1,385)	—	—	—	(1,385)
Balance at March 31, 2019	15,820,303	$173	$379,931	$95,868	$(2,767)	$(87)	$(19,655)	$453,463

Balance at January 1, 2020	15,444,434	$174	$382,731	$125,757	$(3)	$(77)	$(30,522)	$478,060
Net income	—	—	—	1,258	—	—	—	1,258
Other comprehensive income, net of tax effects	—	—	—	—	3,772	—	—	3,772
Stock based compensation	—	—	756	—	—	—	—	756
Common stock issued upon exercise of stock options	400	—	9	—	—	—	—	9
Common stock issued under stock-based incentive plan	32,849	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	16,764	—	354	—	—	—	—	354
Repayment on employee stock loans	—	—	—	—	—	34	—	34
Treasury stock purchases	(295,461)	—	—	—	—	—	(6,892)	(6,892)
Balance at March 31, 2020	15,198,986	$174	$383,850	$127,015	$3,769	$(43)	$(37,414)	$477,351

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	(Unaudited) March 31,
	2020	2019
Cash flows from operating activities
Net income (loss)	$1,258	$(4,073)
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	756	734
Depreciation	933	863
Amortization of operating lease right-of-use asset	153	148
Amortization of cloud computing implementation costs	27	20
Provision for loan losses	9,940	15,646
Net (accretion) amortization of purchase accounting adjustments	(906)	(1,233)
Amortization (accretion) of premiums and discounts on securities	1,471	1,288
Amortization of intangibles	814	791
Deferred income taxes	257	(14)
Federal Home Loan Bank stock dividends	(265)	(184)
Loss (gain) on sales and valuation adjustments on other real estate owned	177	(21)
Net loss (gain) on securities transactions	—	(6)
Change in unrealized loss (gain) on equity securities	(8)	—
Loss (gain) on disposal of premises and equipment	—	(10)
Loss (gain) on sale of foreclosed assets	27	15
Loss (gain) on sales of loans	(478)	(260)
Originations of loans held for sale	(23,381)	(11,448)
Proceeds from the sale of loans held for sale	23,298	12,540
Increase in the value of bank-owned life insurance	(482)	(488)
Change in fair value of derivatives recognized in earnings	495	(1,342)
Payments on operating lease payable	(178)	(222)
Net change in:
Interest receivable	189	965
Other assets	(4,448)	(156)
Interest payable and other liabilities	(1,100)	(803)
Net cash provided by (used in) operating activities	8,549	12,750
Cash flows from (to) investing activities
Purchases of available-for-sale securities	(50,368)	—
Purchases of held-to-maturity securities	(2,754)	(27,022)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	9,023	4,602
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	48,989	23,942
Net change in interest-bearing time deposits in other banks	—	249
Net change in loans	50,501	(36,465)
Capitalized construction cost of other real estate owned	(52)	—
Purchase of premises and equipment	(1,204)	(1,261)
Proceeds from sale of premises and equipment	17	10
Proceeds from sale of foreclosed assets	97	73
Net redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock	(260)	6,829
Proceeds from sale of other real estate owned	2,455	121
Net cash received from acquisition of MidFirst locations	—	85,360
Net cash provided by (used in) investing activities	56,444	56,438
Cash flows from (to) financing activities
Net increase (decrease) in deposits	(103,149)	38,824
Net change in federal funds purchased and retail repurchase agreements	1,405	(6,635)
Net borrowings (payments) on Federal Home Loan Bank line of credit	(184,223)	(119,429)
Proceeds from Federal Home Loan Bank term advances	250,000	—

Principal payments on Federal Home Loan Bank term advances	(525)	(509)
Proceeds from bank stock loan	38,354	—
Principal payments on bank stock loan	(7,344)	(6,950)
Principal payments on employee stock loans	34	34
Proceeds from the exercise of employee stock options	9	112
Proceeds from employee stock purchase plan	354	—
Purchase of treasury stock	(6,892)	—
Net change in contractual obligations	(55)	—
Net cash provided by (used in) financing activities	(12,032)	(94,553)
Net change in cash and cash equivalents	52,961	(25,365)
Cash and cash equivalents, beginning of period	89,291	192,818
Ending cash and cash equivalents	$142,252	$167,453
Supplemental cash flow information:
Interest paid	$8,942	$11,418
Income taxes paid, net of refunds	—	—
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	$157	$111
Operating leases recognized	—	3,546
Total fair value of assets acquired in purchase of MidFirst locations	—	13,246
Total fair value of liabilities acquired in purchase of MidFirst locations	—	98,606

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.  Operating results for the three months ended March 31, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

Reclassifications

Some items in prior financial statements were reclassified to conform to the current presentation.  Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for the periods reported.

Risk and Uncertainties

The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company. The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities must be, to varying degrees, curtailed with the goal of decreasing the rate of new infections. The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates. While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The package also includes extensive emergency funding for hospitals and medical providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware of.

Financial position and results of operations

The Company’s interest income and fees could be reduced due to COVID-19. In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed. In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact, but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

As of March 31, 2020, all our capital ratios, and our subsidiary bank’s capital ratios, were in excess of regulatory requirements.  While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19, could adversely impact our reported and regulatory capital ratios by further credit losses.  The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s subsidiary bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have recently been volatile. If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin. If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, the Company does not expect COVID-19 to affect its ability to account timely for the assets on its balance sheet; however, this could change in future periods. While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, the Company does not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

COVID-19 could cause a further and sustained decline in the Company’s stock price, which may require further quantitative and qualitative analysis and could result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan

The Company has invoked a preparedness plan that includes breaking up onsite work departments and remote working strategy for part of the Company’s staff. The Company does not anticipate incurring additional material cost related to its continued deployment of the preparedness plan and no material operational or internal control challenges or risks have been identified to date. The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company is executing a payment deferral program for its lending clients that are adversely affected by the pandemic. Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 90 or 180 days.  As of April 27, 2020, the Company has executed 927 of these deferrals on outstanding loan balances of $474,658.  In accordance with interagency guidance issued in March 2020, these short term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%.  As of April 27, 2020, the Company has closed or approved with the SBA 1,776 PPP loans representing $470,127 in funding. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision for loan loss expense charged to earnings.

Credit

The Company is working with customers directly affected by COVID-19. The Company is prepared to offer short-term assistance in accordance with regulatory guidelines. As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise. Should economic conditions worsen, the Company could experience further increases in its required allowance for loan losses and record additional provision for loan losses. It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

All industries have and will continue to experience adverse impacts as a result of the COVID-19 virus.  Our exposure from outstanding loans and commitments totaled approximately $239,900 in hospitality, approximately $222,200 in construction, approximately $144,200 in retail, approximately $96,400 in restaurants, approximately $85,100 in multifamily properties, approximately $62,900 in aircraft manufacturing and approximately $45,200 in syndicated national credits.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets.  This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company is required to use a new forward-looking current expected credit losses (CECL) model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities. In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has completed the process of developing credit models and model implementation during the fourth quarter of 2019; however, the Company is in the final stages of implementing the internal controls, accounting, financial reporting and governance processes to comply with the new guidance. The adoption of CECL is expected to result in an increase to our total allowance for credit losses (ACL) on loans held for investment and will require a reclassification of purchased credit-impaired discount from loans to the allowance for credit losses.  The expected increase in the ACL is largely attributable to the longer duration of the real estate portfolios.  The ultimate impact to the Company’s financial condition and results of operations of the ASU, at both adoption and each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loan portfolio and other management judgements.  The ASU was effective for the Company beginning in the first quarter of 2020; however, the CARES Act, issued in 2020, provided temporary relief related to the implementation of this accounting guidance until the earlier of the date on which the national emergency concerning the COVID-19 virus terminates or December 31, 2020.  The Company has elected to utilize this relief and has calculated the allowance for loan losses and the resulting provision for loan losses using the prior incurred loss method at March 31, 2020.  When the temporary relief expires the implementation of this accounting guidance is expected to be applied retroactively back to January 1, 2020.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which will simplify the subsequent measurement of goodwill. Goodwill and other intangibles must be assessed for impairment annually.  If an entity’s assessment determines that the fair value of an entity is less than its carrying amount, including goodwill, currently, the measurement of goodwill impairment requires that the entity’s identifiable net assets be valued following procedures similar to determining the fair value of assets acquired and liabilities assumed in a business combination.  Under ASU 2017-04, goodwill impairment is measured to the extent that the carrying amount of an entity exceeds its fair value.  The amendments in this update are effective for the Company’s annual goodwill impairment tests beginning in 2020.  The amendments will be applied on a prospective basis and the impact from the accounting guidance will be highly dependent on changes in financial markets and future events.  The Company will monitor indicators of goodwill impairment on a quarterly basis and will record impairment when it is determined to have occurred.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for the Company on January 1, 2020 and did not have a material impact on the Company’s financial statement disclosures.

In March 2020, various regulatory agencies, including the Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus.  The interagency statement was effective immediately and impacted accounting for loan modifications.  Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors, (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2020
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$181,965	$5,858	$(11)	$187,812
	$181,965	$5,858	$(11)	$187,812
December 31, 2019
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$141,082	$1,261	$(276)	$142,067
	$141,082	$1,261	$(276)	$142,067

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following table.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
March 31, 2020
Held-to-maturity securities
U.S. Government-sponsored entities	$993	$42	$—	$1,035
Residential mortgage-backed (securities issued by government sponsored entities)	561,258	25,618	(17)	586,859
Corporate	24,992	680	(726)	24,946
Small Business Administration loan pools	1,307	42	—	1,349
State and political subdivisions	133,442	3,543	(274)	136,711
	$721,992	$29,925	$(1,017)	$750,900
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$1,991	$23	$(1)	$2,013
Residential mortgage-backed (securities issued by government sponsored entities)	593,236	11,272	(536)	603,972
Corporate	22,992	503	—	23,495
Small Business Administration loan pools	1,478	12	—	1,490
State and political subdivisions	149,362	3,604	(25)	152,941
	$769,059	$15,414	$(562)	$783,911

The tables above present unrecognized gains and losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at March 31, 2020, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$5,495	$5,525
One to five years	—	—	33,555	34,380
Five to ten years	—	—	53,778	54,682
After ten years	—	—	67,906	69,454
Mortgage-backed securities	181,965	187,812	561,258	586,859
Total debt securities	$181,965	$187,812	$721,992	$750,900

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $748,333 at March 31, 2020 and $780,038 at December 31, 2019.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2020, and December 31, 2019.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2020
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$2,264	$(11)	$2,264	$(11)
Total temporarily impaired securities	$—	$—	$2,264	$(11)	$2,264	$(11)
December 31, 2019
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)
Total temporarily impaired securities	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2020
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$525	$(17)	$4,993	$(3)	$5,518	$(20)
Corporate	7,190	(726)	—	—	7,190	(726)
State and political subdivisions	5,476	(251)	565	(23)	6,041	(274)
Total temporarily impaired securities	$13,191	$(994)	$5,558	$(26)	$18,749	$(1,020)
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$999	$(1)	$999	$(1)
Residential mortgage-backed (issued by government-sponsored entities)	26,246	(51)	96,987	(639)	123,233	(690)
Small Business Administration loan pools	811	(14)	—	—	811	(14)
State and political subdivisions	1,771	(4)	1,354	(21)	3,125	(25)
Total temporarily impaired securities	$28,828	$(69)	$99,340	$(661)	$128,168	$(730)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of March 31, 2020, the Company held 1 available-for-sale securities and 46 held-to-maturity securities in an unrealized loss position.

Unrealized losses on securities have not been recognized into income because the security issuers are of high credit quality, management does not intend to sell, it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery and the decline in fair value is largely due to changes in interest rates.  The fair value is expected to recover as the securities approach maturity.

There were no proceeds from sales of available-for-sale securities during the three months ended March 31, 2020, or 2019.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at March 31, 2020, and December 31, 2019.

	March 31, 2020	December 31, 2019
Commercial real estate	$1,200,762	$1,178,427
Commercial and industrial	542,571	571,647
Residential real estate	480,603	503,439
Agricultural real estate	130,795	141,868
Consumer	64,799	68,378
Agricultural	87,593	92,893
Total loans	2,507,123	2,556,652
Allowance for loan losses	(21,915)	(12,232)
Net loans	$2,485,208	$2,544,420

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the first three months of 2020, the Company purchased one pool of residential real estate loans totaling $752.  As of March 31, 2020, and December 31, 2019, residential real estate loans include $133,956 and $144,554 of purchased residential real estate loans.

The unamortized balance of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $7,380 with related loans of $495,000 at March 31, 2020, and $8,287 with related loans of $624,747 at December 31, 2019.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $738 at March 31, 2020, and $815 at December 31, 2019.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended March 31, 2020, and 2019.

March 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Provision for loan losses	1,312	1,915	1,476	(135)	5,327	45	9,940
Loans charged-off	(8)	(29)	(25)	(17)	(278)	—	(357)
Recoveries	—	32	1	—	66	1	100
Total ending allowance balance	$5,223	$4,979	$4,128	$456	$6,537	$592	$21,915

March 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Provision for loan losses	(134)	13,795	1,401	109	475	—	15,646
Loans charged-off	(26)	(494)	(114)	(6)	(292)	(6)	(938)
Recoveries	26	48	10	—	94	—	178
Total ending allowance balance	$4,528	$16,056	$3,617	$494	$1,347	$298	$26,340

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of March 31, 2020, and December 31, 2019.

March 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$717	$420	$624	$173	$91	$97	$2,122
Collectively evaluated for impairment	4,181	4,241	3,433	114	6,446	430	18,845
Purchased credit impaired loans	325	318	71	169	—	65	948
Total	$5,223	$4,979	$4,128	$456	$6,537	$592	$21,915
Loan Balance:
Individually evaluated for impairment	$4,397	$15,915	$7,572	$894	$351	$535	$29,664
Collectively evaluated for impairment	1,188,499	521,828	470,689	124,722	64,425	85,347	2,455,510
Purchased credit impaired loans	7,866	4,828	2,342	5,179	23	1,711	21,949
Total	$1,200,762	$542,571	$480,603	$130,795	$64,799	$87,593	$2,507,123

December 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$281	$199	$303	$56	$39	$57	$935
Collectively evaluated for impairment	3,581	2,848	2,352	459	1,383	394	11,017
Purchased credit impaired loans	57	14	21	93	—	95	280
Total	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Loan Balance:
Individually evaluated for impairment	$4,375	$16,335	$7,358	$584	$381	$518	$29,551
Collectively evaluated for impairment	1,166,106	550,201	493,309	135,776	67,972	90,347	2,503,711
Purchased credit impaired loans	7,946	5,111	2,772	5,508	25	2,028	23,390
Total	$1,178,427	$571,647	$503,439	$141,868	$68,378	$92,893	$2,556,652

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of March 31, 2020, and December 31, 2019. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	March 31, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$183	$37	$—	$2,166	$2,150	$—
Commercial and industrial	20,406	14,370	—	20,152	14,832	—
Residential real estate	4,506	4,347	—	4,395	4,324	—
Agricultural real estate	826	730	—	1,610	1,533	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Subtotal	25,921	19,484	—	28,323	22,839	—
With an allowance recorded:
Commercial real estate	9,312	7,272	1,042	3,469	2,749	338
Commercial and industrial	6,364	5,422	738	1,845	1,640	213
Residential real estate	4,174	3,877	695	3,395	3,244	324
Agricultural real estate	2,743	2,410	342	1,142	1,015	149
Consumer	396	351	91	430	381	39
Agricultural	1,639	1,376	162	1,619	1,359	152
Subtotal	24,628	20,708	3,070	11,900	10,388	1,215
Total	$50,549	$40,192	$3,070	$40,223	$33,227	$1,215

The tables below present average recorded investment and interest income related to impaired loans for the three months ended March 31, 2020, and 2019.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	March 31, 2020		March 31, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,094	$—	$11,527	$—
Commercial and industrial	14,601	23	3,319	1
Residential real estate	4,336	—	521	—
Agricultural real estate	1,131	5	1,859	—
Consumer	—	—	46	—
Agricultural	—	—	439	—
Subtotal	21,162	28	17,711	1
With an allowance recorded:
Commercial real estate	5,010	—	7,249	74
Commercial and industrial	3,531	—	15,990	—
Residential real estate	3,560	1	10,039	—
Agricultural real estate	1,713	—	517	—
Consumer	366	—	817	—
Agricultural	1,368	—	198	2
Subtotal	15,548	1	34,810	76
Total	$36,710	$29	$52,521	$77

The following tables present the aging of the recorded investment in past due loans as of March 31, 2020, and December 31, 2019, by portfolio and class of loans.

March 31, 2020	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$9,166	$325	$—	$7,398	$1,183,873	$1,200,762
Commercial and industrial	2,200	5,359	—	19,863	515,149	542,571
Residential real estate	1,880	193	—	8,223	470,307	480,603
Agricultural real estate	163	—	73	4,848	125,711	130,795
Consumer	269	37	—	351	64,142	64,799
Agricultural	69	80	10	1,376	86,058	87,593
Total	$13,747	$5,994	$83	$42,059	$2,445,240	$2,507,123

December 31, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,191	$218	$—	$6,913	$1,170,105	$1,178,427
Commercial and industrial	74	11	—	16,906	554,656	571,647
Residential real estate	831	1,008	—	8,013	493,587	503,439
Agricultural real estate	59	78	—	4,807	136,924	141,868
Consumer	402	138	—	381	67,457	68,378
Agricultural	10	14	—	1,359	91,510	92,893
Total	$2,567	$1,467	$—	$38,379	$2,514,239	$2,556,652

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

The risk category of loans by class of loans is as follows as of March 31, 2020, and December 31, 2019.

March 31, 2020	Unclassified	Classified	Total
Commercial real estate	$1,189,010	$11,752	$1,200,762
Commercial and industrial	509,016	33,555	542,571
Residential real estate	472,372	8,231	480,603
Agricultural real estate	121,340	9,455	130,795
Consumer	64,448	351	64,799
Agricultural	84,395	3,198	87,593
Total	$2,440,581	$66,542	$2,507,123

December 31, 2019	Unclassified	Classified	Total
Commercial real estate	$1,167,101	$11,326	$1,178,427
Commercial and industrial	539,877	31,770	571,647
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The table below lists recorded investments in purchased credit impaired loans as of March 31, 2020, and December 31, 2019.

	March 31, 2020	December 31, 2019
Contractually required principal payments	$28,095	$29,895
Discount	(6,146)	(6,505)
Recorded investment	$21,949	$23,390

The accretable yield associated with these loans was $2,444 and $3,127 as of March 31, 2020, and December 31, 2019.  The interest income recognized on these loans for the three-month periods ended March 31, 2020, and 2019, was $516 and $686.  For the three-month period ended March 31, 2020, there was a provision for loan losses of $668  recorded for these loans.  For the three-month period ended March 31, 2019, there was a provision for loan losses of $202 for these loans.

Troubled Debt Restructurings

The Company had troubled debt restructurings with an amortized cost of $15,084 and $15,508 as of March 31, 2020 and December 31, 2019.  The Company had allocated $94 of allowance for these loans at March 31, 2020.  At December 31, 2019, there was no allowance for these loans.  At March 31, 2020 and December 31, 2019, there were no commitments to lend additional amounts on these loans.

There were no loan modifications considered to be troubled debt restructurings that occurred during the three-month periods ended March 31, 2020 or 2019.

No restructured loans that were modified within the twelve months preceding March 31, 2020 have subsequently had a payment default.  There were no troubled debt restructurings within the twelve months preceding March 31, 2019.  Default is determined at 90 or more days past due, charge-off or foreclosure.

As of April 27, 2020, we had executed 927 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $470,127 in connection with the COVID-19 relief provided by the CARES Act.  These deferrals were no more than 180 days in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At March 31, 2020, the portfolio of interest rate swaps had a weighted average maturity of 7.0 years, a weighted average pay rate of 5.19% and a weighted average rate received of 4.08%.  At December 31, 2019, the portfolio of interest rate swaps had a weighted average maturity of 7.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 4.78%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At March 31, 2020, this portfolio of interest rate swaps had a weighted average maturity of 8.5 years, weighted average pay rate of 4.86% and a weighted average rate received of 4.86%.  At December 31, 2019, this portfolio of interest rate swaps had a weighted average maturity of 8.8 years, weighted average pay rate of 4.92% and weighted average rate received of 4.92%.

In 2009, the Company purchased an interest rate cap derivative to assist with interest-rate risk management.  This derivative was not designated as a hedging instrument but rather as a stand-alone derivative.  During 2019, the interest rate cap derivative matured.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2020, and December 31, 2019.

	March 31, 2020			December 31, 2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,745	$—	$549	$5,797	$30	$177
Total derivatives designated as hedging relationships	5,745	—	549	5,797	30	177
Derivatives not designated as hedging instruments:
Interest rate swaps	114,286	7,673	8,559	114,571	3,505	3,899
Interest rate caps/floors	—	—	—	—	—	—
Total derivatives not designated as hedging instruments	114,286	7,673	8,559	114,571	3,505	3,899
Total	$120,031	7,673	9,108	$120,368	3,535	4,076
Cash collateral		—	(8,955)		—	(4,186)
Netting adjustments		72	72		182	182
Net amount presented in Balance Sheet		$7,745	$225		$3,717	$72

 The table below lists designated and qualifying hedged items in fair value hedges at March 31, 2020.

	March 31, 2020
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$5,743	$545	$—
Total	$5,743	$545	$—

The Company reports hedging derivative gains/(losses) as adjustments to loan interest income along with the related net interest settlements and the derivative gains/(losses) and net interest settlements for economic derivatives are reported in other income. For the three-month period ended March 31, 2020, and 2019, the Company recorded net gains/(losses) on derivatives and hedging activities.

	Three months ended
	March 31, 2020	March 31, 2019
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(492)	(62)
Interest rate caps/floors	—	1
Total net gains (losses) related to derivatives not designated as hedging instruments	(492)	(61)
Net gains (losses) on derivatives and hedging activities	$(492)	$(61)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended March 31, 2020, and 2019.

	March 31, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(399)	$399	$—	$(9)
Total	$(399)	$399	$—	$(9)

	March 31, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(301)	$301	$—	$9
Total	$(301)	$301	$—	$9

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended March 31, 2020 and December 31, 2019 are listed below.

	March 31, 2020
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$4,000	$3,964	16.2	2.96%
Total operating leases	$4,000	$3,964	16.2	2.96%

	December 31, 2019
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$4,153	$4,112	16.0	2.95%
Total operating leases	$4,153	$4,112	16.0	2.95%

Operating lease costs for the three-month periods ended March 31, 2020 and 2019 are listed below.

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$182	$173
Short-term lease cost	—	—
Variable lease cost	11	13
Total operating lease cost	$193	$186

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three-month period ended March 31, 2020.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	March 31, 2020
Due in one year or less	$606
Due after one year through two years	503
Due after two years through three years	493
Due after three years through four years	328
Due after four years through five years	214
Thereafter	2,994
Total undiscounted cash flows	5,138
Discount on cash flows	(1,174)
Total operating lease liability	$3,964

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2020, and December 31, 2019, are listed below.

	March 31, 2020	December 31, 2019
Federal funds purchased	$—	$—
Retail repurchase agreements	37,113	35,708

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $42,329 and $40,412 at March 31, 2020, and December 31, 2019.  The agreements are on a day-to-day basis and can be terminated on demand.

	March 31, 2020	December 31, 2019
Year-to-date average daily balance during the period	$35,800	$42,459
Maximum month-end balance year-to-date	$37,113	$45,575
Weighted average interest rate at period-end	0.36%	0.40%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of March 31, 2020, are listed below.

	March 31, 2020	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$127,000	0.85%	—
Federal Home Loan Bank fixed-rate term advances	262,570	0.83%	0.5
Total principal outstanding	389,570
Merger purchase accounting adjustment	50
Total Federal Home Loan Bank advances	$389,620

Federal Home Loan Bank advances as of December 31, 2019, are listed below.

	December 31, 2019	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$311,223	1.79%	—
Federal Home Loan Bank fixed-rate term advances	13,095	2.80%	2.7
Total principal outstanding	324,318
Merger purchase accounting adjustment	55
Total Federal Home Loan Bank advances	$324,373

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $685,601 and $811,394 at March 31, 2020, and December 31, 2019.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $279,633 and $448,278 at March 31, 2020, and December 31, 2019.

Future principal repayments of the March 31, 2020, outstanding balances are as follows.

Due in one year or less	$379,677
Due after one year through two years	2,357
Due after two years through three years	2,357
Due after three years through four years	2,357
Due after four years through five years	1,857
Thereafter	965
Total	$389,570

Bank stock loan

On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank.  The borrowing facility was amended on March 11, 2019 to provide a maximum borrowing facility of $40,000 and extend the maturity to May 15, 2020.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five-year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.  In conjunction with the latest draw of funds, completed in late March 2020, the Company has agreed to set aside eight quarters of debt service into a specified demand deposit account.

Bank stock loan advances as of March 31, 2020, are listed below.

	March 31, 2020	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$40,000	3.25%	4.9

Bank stock loan advances as of December 31, 2019, are listed below.

	December 31, 2019	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$8,990	4.75%	3.7

Future principal repayments of the March 31, 2020, outstanding balances are as follows.

Due in one year or less	$3,223
Due after one year through two years	4,010
Due after two years through three years	4,010
Due after three years through four years	4,010
Due after four years through five years	24,747
Thereafter	—
Total	$40,000

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios, and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due.  For the quarter ended March 31, 2020, the lender has granted the Company a waiver with reference to the return on asset ratio covenant contained within our loan contract.  The Company was in compliance with all other terms of the borrowing facility.

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

Subordinated debentures as of March 31, 2020, and December 31, 2019, are listed below.

	March 31, 2020	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	3.83%	15.0
CTIII subordinated debentures	5,155	2.63%	17.2
CFSTI subordinated debentures	5,155	4.48%	12.7
Total contractual balance	20,620
Fair market value adjustments	(5,982)
Total subordinated debentures	$14,638

	December 31, 2019	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	3.99%	15.3
CTIII subordinated debentures	5,155	3.78%	17.5
CFSTI subordinated debentures	5,155	5.20%	13.0
Total contractual balance	20,620
Fair market value adjustments	(6,059)
Total subordinated debentures	$14,561

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At March 31, 2020, and December 31, 2019, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at March 31, 2020, and December 31, 2019.

	March 31, 2020	December 31, 2019
Class A common stock – issued	17,186,506	17,136,493
Class A common stock – held in treasury	(1,987,520)	(1,692,059)
Class A common stock – outstanding	15,198,986	15,444,434
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on April 24, 2019.  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  The first offering period began on February 15, 2019, and ended on August 14, 2019.  In connection with the first offering, a total of 19,221 shares were purchased at a price of $21.07 per share.  The second offering period began August 15, 2019, and ended February 14, 2020.  In connection with the second offering, a total of 16,795 shares were purchased at a price of $21.11 per share.  The third offering period began February 15, 2020, and will end on August 14, 2020.  ESPP compensation expense of $29 was recorded for the three-month period ended March 31, 2020.

Treasury stock is stated at cost, determined by the first-in, first-out method.

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019, and concluding October 30, 2020.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.  Under this program, during the first quarter of 2020, the Company repurchased a total of 295,461 shares of the Company’s outstanding common stock at a weighted average price paid of $23.33 per share.  A total of 716,477 shares have been purchased pursuant to the repurchase program at a weighted average price paid of $24.79.  In March, in response to the COVID-19 environment, our Board of Directors voted to temporarily suspend the repurchase program.

Accumulated other comprehensive income (loss)

At March 31, 2020, and December 31, 2019, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income (loss) as of March 31, 2020, and December 31, 2019, are listed below.

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income (Loss)
March 31, 2020
Net unrealized or unamortized gains (losses)	$5,847	$(811)	$5,036
Tax effect	(1,471)	204	(1,267)
	$4,376	$(607)	$3,769
December 31, 2019
Net unrealized or unamortized gains (losses)	$985	$(988)	$(3)
Tax effect	(248)	248	—
	$737	$(740)	$(3)

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 and became fully phased in by January 1, 2019.  The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of March 31, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2020, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2020, and December 31, 2019, are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2020
Total capital to risk weighted assets
Equity Bancshares, Inc.	$358,508	13.00%	$289,637	10.50%	$ N/A	N/A
Equity Bank	371,955	13.50%	289,217	10.50%	275,445	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	336,593	12.20%	234,468	8.50%	N/A	N/A
Equity Bank	350,040	12.71%	234,128	8.50%	220,356	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	321,955	11.67%	193,091	7.00%	N/A	N/A
Equity Bank	350,040	12.71%	192,811	7.00%	179,039	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	336,593	9.02%	149,189	4.00%	N/A	N/A
Equity Bank	350,040	9.39%	149,049	4.00%	186,312	5.00%
December 31, 2019
Total capital to risk weighted assets
Equity Bancshares, Inc.	$352,853	12.59%	$294,341	10.50%	$ N/A	N/A
Equity Bank	348,951	12.47%	293,917	10.50%	279,921	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	340,621	12.15%	238,276	8.50%	N/A	N/A
Equity Bank	336,719	12.03%	237,933	8.50%	223,937	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,060	11.63%	196,227	7.00%	N/A	N/A
Equity Bank	336,719	12.03%	195,945	7.00%	181,949	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	340,621	9.02%	151,072	4.00%	N/A	N/A
Equity Bank	336,719	8.92%	150,943	4.00%	188,679	5.00%

 Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS (LOSS) PER SHARE

The following table presents earnings per share for the three-month periods ended March 31, 2020, and 2019.

	Three months ended
	March 31, 2020	March 31, 2019
Basic:
Net income (loss) allocable to common stockholders	$1,258	$(4,073)
Weighted average common shares outstanding	15,384,667	15,799,974
Weighted average vested restricted stock units	3,030	4,534
Weighted average shares	15,387,697	15,804,508
Basic earnings (loss)per common share	$0.08	$(0.26)
Diluted:
Net income (loss) allocable to common stockholders	$1,258	$(4,073)
Weighted average common shares outstanding for:
Basic earnings per common share	15,387,697	15,804,508
Dilutive effects of the assumed exercise of stock options	168,195	—
Dilutive effects of the assumed vesting of restricted stock units	32,579	—
Dilutive effects of the assumed exercise of ESPP purchases	6,553	—
Average shares and dilutive potential common shares	15,595,024	15,804,508
Diluted earnings (loss) per common share	$0.08	$(0.26)

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table.

	Three months ended
	March 31, 2020	March 31, 2019
Stock options	320,521	560,890
Restricted stock units	134,139	24,209
Total antidilutive shares	454,660	585,099

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	March 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$187,812	$—
Derivative assets:
Derivative assets (included in other assets)	—	7,673	—
Cash collateral held by counterparty and netting adjustments	72	—	—
Total derivative assets	72	7,673	—
Other assets:
Equity securities with readily determinable fair value	497	—	—
Total other assets	497	—	—
Total assets	$569	$195,485	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$9,108	$—
Cash collateral held by counterparty and netting adjustments	(8,883)	—	—
Total derivative liabilities	(8,883)	9,108	—
Total liabilities	$(8,883)	$9,108	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$142,067	$—
Derivative assets:
Derivative assets (included in other assets)	—	3,535	—
Cash collateral held by counterparty and netting adjustments	182	—	—
Total derivative assets	182	3,535	—
Other assets:
Equity securities with readily determinable fair value	489	—	—
Total other assets	489	—	—
Total assets	$671	$145,602	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$4,076	$—
Cash collateral held by counterparty	(4,004)	—	—
Total derivative liabilities	(4,004)	4,076	—
Total liabilities	$(4,004)	$4,076	$—

There were no material transfers between levels during the three months ended March 31, 2020, or the year ended December 31, 2019.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	March 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$6,229
Commercial and industrial	—	—	4,684
Residential real estate	—	—	3,182
Agricultural real estate	—	—	2,068
Other	—	—	1,475
Other real estate owned:
Commercial real estate	—	—	5,077
Residential real estate	—	—	793

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,411
Commercial and industrial	—	—	15,688
Residential real estate	—	—	2,920
Agricultural real estate	—	—	866
Other	—	—	1,549
Other real estate owned:
Commercial real estate	—	—	1,268
Residential real estate	—	—	42

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2020, or at December 31, 2019.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
March 31, 2020
Impaired real estate loans	$17,638	Sales Comparison Approach	Adjustments for differences between comparable sales with additional 7.69% stress	8% - 36% (22%)
Impaired other real estate owned	$1,280	Sales Comparison Approach	Adjustments for differences between comparable sales with additional 13.29% stress	10% - 55% (32%)
December 31, 2019
Impaired real estate loans	$9,173	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 12% (8%)
Impaired other loans	$14,261	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5X)
Impaired other real estate owned	$1,310	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 55% (32%)

Carrying amount and estimated fair values of financial instruments at period end were as follows.

	March 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$142,252	$142,252	$142,252	$—	$—
Interest-bearing time deposits in other banks	2,498	2,498	—	2,498	—
Available-for-sale securities	187,812	187,812	—	187,812	—
Held-to-maturity securities	721,992	750,900	—	750,900	—
Loans held for sale	6,494	6,494	—	6,494	—
Loans, net of allowance for loan losses	2,485,208	2,434,119	—	—	2,434,119
Federal Reserve Bank and Federal Home Loan Bank stock	31,662	N/A	N/A	N/A	N/A
Interest receivable	15,549	15,549	—	15,549	—
Derivative assets	7,673	7,673	—	7,673	—
Cash collateral held by derivative counterparty and netting adjustments	72	72	72	—	—
Total derivative assets	7,745	7,745	72	7,673	—
Equity securities with readily determinable fair value	497	497	497	—	—
Total assets	$3,601,709	$3,547,866	$142,821	$970,926	$2,434,119
Financial liabilities:
Deposits	$2,960,397	$2,966,379	$—	$2,966,379	$—
Federal funds purchased and retail repurchase agreements	37,113	37,113	—	37,113	—
Federal Home Loan Bank advances	389,620	390,330	—	390,330	—
Bank stock loan	40,000	40,000	—	40,000	—
Subordinated debentures	14,638	14,638	—	14,638	—
Contractual obligations	5,781	5,781	—	5,781	—
Interest payable	3,869	3,869	—	3,869	—
Derivative liabilities	9,108	9,108	—	9,108	—
Cash collateral held by derivative counterparty and netting adjustments	(8,883)	(8,883)	(8,883)	—	—
Total derivative liabilities	225	225	(8,883)	9,108	—
Total liabilities	$3,451,643	$3,458,335	$(8,883)	$3,467,218	$—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,291	$89,291	$89,291	$—	$—
Interest-bearing time deposits in other banks	2,498	2,498	—	2,498	—
Available-for-sale securities	142,067	142,067	—	142,067	—
Held-to-maturity securities	769,059	783,911	—	783,911	—
Loans held for sale	5,933	5,933	—	5,933	—
Loans, net of allowance for loan losses	2,544,420	2,538,209	—	—	2,538,209
Federal Reserve Bank and Federal Home Loan Bank stock	31,137	N/A	N/A	N/A	N/A
Interest receivable	15,738	15,738	—	15,738	—
Derivative assets	3,535	3,535	—	3,535	—
Cash collateral held by derivative counterparty and netting adjustments	182	182	182	—	—
Total derivative assets	3,717	3,717	182	3,535	—
Equity securities with readily determinable fair value	489	489	489	—	—
Total assets	$3,604,349	$3,581,853	$89,962	$953,682	$2,538,209
Financial liabilities:
Deposits	$3,063,516	$3,070,305	$—	$3,070,305	$—
Federal funds purchased and retail repurchase agreements	35,708	35,708	—	35,708	—
Federal Home Loan Bank advances	324,373	324,373	—	324,373	—
Bank stock loan	8,990	8,990	—	8,990	—
Subordinated debentures	14,561	14,561	—	14,561	—
Contractual obligations	5,836	5,836	—	5,836	—
Interest payable	4,454	4,454	—	4,454	—
Derivative liabilities	4,076	4,076	—	4,076	—
Cash collateral held by derivative counterparty and netting adjustments	(4,004)	(4,004)	(4,004)	—	—
Total derivative liabilities	72	72	(4,004)	4,076	—
Total liabilities	$3,457,510	$3,464,299	$(4,004)	$3,468,303	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2020, and December 31, 2019, were as follows.

	March 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$67,256	$100,666	$41,916	$141,685
Mortgage loans in the process of origination	23,049	3,110	9,200	2,473
Unused lines of credit	90,235	142,049	95,866	150,749

The fixed rate loan commitments have interest rates ranging from 3.75% to 8.09% and maturities ranging from 1 month to 83 months.

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

The contractual amounts of standby letters of credit as of March 31, 2020, and December 31, 2019, were as follows.

	March 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$2,820	$3,012	$2,877	$3,352

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

Equity Bank is a party to a February 3, 2015 lawsuit filed against it by CitiMortgage, Inc. (“Citi”).  The lawsuit involves an alleged breach of contract related to loan repurchase obligations and damages of $2,700 plus pre-judgment and post-judgment interest.  In January 2018, judgment was entered by the court dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  A loss contingency of $477 was recorded at December 31, 2017, in connection with this case.  Subsequently, Citi appealed the court’s decision.  On November 6, 2019, the Eighth Circuit Court of Appeals issued a decision affirming the trial court’s findings dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  Citi unsuccessfully sought en banc review of the portion of the Court’s ruling in Equity Bank’s favor.  As a result of the Eighth Circuit’s ruling, Equity Bank will be required to satisfy the total judgment of $1,474, but shall be entitled to a reassignment of loans in which there is existing collateral.  At the time of the January 2018 judgment, Citi held four loans with collateral having a total balance of $1,129; however, at this time, the Company does not have access to more recent loan information, such as, loan balance, loan status or collateral value to reassess the loss contingency that was recorded at December 31, 2017.

Except for the above-mentioned lawsuit, there are no other outstanding claims for potential repurchase or indemnification demands regarding mortgage loans originated by Equity Bank and sold to investors.  However, the Company believes there is possible risk it may face similar demands based on comparable demands loan aggregators are facing from their investors, including Government Sponsored Entities such as Freddie Mac and Fannie Mae, and or settlement agreements loan aggregators have entered into with those investors.  The amount of potential loss and outcome of such possible litigation, if it were commenced, is uncertain and the Company would vigorously contest any claims.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three-month periods ended March 31, 2020, and 2019.

	Three Months Ended March 31,
	2020	2019
Non-interest income
Service charges and fees	$2,026	$1,923
Debit card income	2,043	1,738
Mortgage banking(a)	590	317
Increase in bank-owned life insurance(a)	482	488
Net gain (loss) from securities transactions(a)	8	6
Other
Investment referral income	166	175
Trust income	71	61
Insurance sales commissions	18	30
Recovery on zero-basis purchased loans(a)	14	46
Income from equity method investments(a)	(5)	(3)
Other non-interest income related to loans and deposits	(128)	536
Other non-interest income not related to loans and deposits(a)	21	7
Total other non-interest income	157	852
Total	$5,306	$5,324
(a) Not within the scope of ASC 606.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 10, 2020, and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material.  See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report.  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

This discussion and analysis of our financial condition and results of operation includes the following sections:

•	Overview – a general description of our business and financial highlights;
•	Critical Accounting Policies – a discussion of accounting policies that require critical estimates and assumptions;
•	Recent Developments – a discussion of COVID-19 and the CARES Act
•	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;
•	Financial Condition – an analysis of our financial position;
•	Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•	Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 52 full-service banking sites located in Arkansas, Kansas, Missouri and Oklahoma.  As of March 31, 2020, we had consolidated total assets of $3.94 billion, total loans held for investment of $2.49 billion, net of allowances, total deposits of $2.96 billion and total stockholders’ equity of $477.4 million.  During the three-month period ended March 31, 2020, the Company had net income of $1.3 million as compared to a net loss of $4.1 million for the three-month period ended March 31, 2019.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts).

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$40,557	$42,984	$44,549	$44,764	$43,202
Interest expense	8,462	10,579	13,023	13,476	12,563
Net interest income	32,095	32,405	31,526	31,288	30,639
Provision for loan losses	9,940	1,055	679	974	15,646
Net gain (loss) from securities transactions	8	(3)	4	7	6
Other non-interest income	5,298	6,644	6,568	6,444	5,318
Merger expenses	—	—	—	276	639
Other non-interest expense	25,758	24,846	24,223	24,747	24,904
Income (loss) before income taxes	1,703	13,145	13,196	11,742	(5,226)
Provision for income taxes	445	3,131	2,790	2,510	(1,153)
Net income (loss)	1,258	10,014	10,406	9,232	(4,073)
Net income (loss) allocable to common stockholders	1,258	10,014	10,406	9,232	(4,073)
Basic earnings (loss) per share	$0.08	$0.65	$0.67	$0.59	$(0.26)
Diluted earnings (loss) per share	$0.08	$0.64	$0.66	$0.58	$(0.26)
Balance Sheet Data (at period end)
Cash and cash equivalents	$142,252	$89,291	$168,053	$181,418	$167,453
Available-for-sale securities	187,812	142,067	152,680	161,082	166,355
Held-to-maturity securities	721,992	769,059	764,163	766,950	749,493
Loans held for sale	6,494	5,933	8,784	6,761	2,140
Gross loans held for investment	2,507,123	2,556,652	2,600,924	2,679,985	2,618,986
Allowance for loan losses	21,915	12,232	17,875	17,777	26,340
Loans held for investment, net of allowance for loan losses	2,485,208	2,544,420	2,583,049	2,662,208	2,592,646
Goodwill and core deposit intangibles, net	155,537	156,339	157,159	157,944	158,728
Other intangible assets	1,167	1,179	1,191	1,203	1,216
Total assets	3,943,832	3,949,578	4,074,663	4,180,074	4,065,354
Total deposits	2,960,397	3,063,516	3,106,929	3,185,893	3,260,870
Borrowings	481,371	383,632	480,000	515,582	331,221
Total liabilities	3,466,481	3,471,518	3,607,613	3,721,668	3,611,891
Total stockholders’ equity	477,351	478,060	467,050	458,406	453,463
Tangible common equity*	320,647	320,542	308,700	299,259	293,519
Performance ratios
Return on average assets (ROAA) annualized	0.13%	1.01%	1.02%	0.92%	(0.42)%
Return on average equity (ROAE) annualized	1.05%	8.39%	8.91%	8.10%	(3.59)%
Return on average tangible common equity (ROATCE) annualized*	2.35%	13.42%	14.38%	13.29%	(4.62)%
Yield on loans annualized	5.47%	5.67%	5.70%	5.74%	5.79%
Cost of interest-bearing deposits annualized	1.09%	1.32%	1.56%	1.64%	1.61%
Net interest margin annualized	3.67%	3.61%	3.42%	3.42%	3.49%
Efficiency ratio*	68.88%	63.63%	63.59%	65.59%	69.26%
Non-interest income / average assets annualized	0.55%	0.67%	0.65%	0.64%	0.55%
Non-interest expense / average assets annualized	2.66%	2.51%	2.38%	2.49%	2.64%
Capital Ratios
Tier 1 Leverage Ratio	9.02%	9.02%	8.49%	8.26%	8.37%
Common Equity Tier 1 Capital Ratio	11.67%	11.63%	11.08%	10.46%	10.46%
Tier 1 Risk Based Capital Ratio	12.20%	12.15%	11.59%	10.95%	10.96%

Total Risk Based Capital Ratio	13.00%	12.59%	12.21%	11.56%	11.87%
Equity / Assets	12.10%	12.10%	11.46%	10.97%	11.15%
Tangible common equity to tangible assets*	8.47%	8.45%	7.88%	7.44%	7.52%
Book value per share	$31.41	$30.95	$30.25	$29.45	$28.66
Tangible common book value per share*	$21.10	$20.75	$19.99	$19.23	$18.55
Tangible common book value per diluted share*	$20.96	$20.39	$19.73	$18.99	$18.30

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2019 audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.  There have been no material changes in our critical accounting policies since that time.  We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

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

Troubled Debt Restructurings:  In cases where a borrower experiences financial difficulty and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan and classified as impaired.  Generally, a nonaccrual loan that is a troubled debt restructuring remains on nonaccrual until such time that repayment of the remaining principal and interest is not in doubt, and the borrower has a period of satisfactory repayment performance.

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

Goodwill and Core Deposit Intangibles:  Goodwill results from business combinations and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Core deposit intangibles are acquired customer relationships arising from whole bank and branch acquisitions.  Core deposit intangibles are initially measured at fair value and then are amortized over their estimated useful lives.  The useful lives of the core deposits are estimated to generally be between seven and ten years.  Goodwill and core deposit intangibles are assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified.  We have selected December 31 as the date to perform our annual goodwill impairment test; however, if during the year we become aware of quantitative or qualitative data that suggest goodwill impairment may have occurred we will test on an interim basis as well.  At March 31, 2020, we performed an interim analysis and determined from this analysis that goodwill was not impaired.  The COVID-19 virus could cause a further and sustained decline in the Company’s stock price or other triggering event that could cause us to perform a goodwill impairment test and result in an impairment charge being recorded for that period.  In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded in earnings.  Goodwill is the only intangible asset with an indefinite useful life that is currently recorded by the Company.

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

Recent Developments

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale.  While some industries have been impacted more severely than others, all businesses have been impacted to some degree.  This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package.  The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The package also includes extensive emergency funding for hospitals and medical providers.  In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.  While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are aware.

Financial position and results of operations

Pertaining to our March 31, 2020, financial condition and results of operations, COVID-19 had a material impact on our allowance for loan losses (“ALLL”).  While we have not yet experienced any charge-offs related to COVID-19, our ALLL calculation and resulting provision for loan losses are significantly impacted by changes in economic conditions.  Given that economic scenarios have darkened significantly since the pandemic was declared in early March, our need for additional allowance for loan loss has increased significantly.  Refer to our discussion of the ALLL in Note 1 and Note 3 of our unaudited financial statements as well as further discussion later in this section.  Should economic conditions worsen, we could experience further increases in our required ALLL and record additional provision for loan loss expense.  The execution of the payment deferral program discussed in the following commentary improved our ratio of past due loans to total loans.  It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our interest and fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact, but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of March 31, 2020, all our capital ratios, and our subsidiary bank’s capital ratios, were in excess of all regulatory requirements.  While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19, could adversely impact our reported and regulatory capital ratios by further credit losses.  We rely on cash on hand as well as dividends from our subsidiary bank to service our debt.  If our subsidiary bank capital deteriorates such that it is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short term funding may be volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet; however, this could change in future periods.  While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of March 31, 2020, our goodwill was not impaired.  COVID-19 could cause a further and sustained decline in our stock price, which may require further quantitative and qualitative analysis and could result in an impairment charge being recorded for that period.  In the event that we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital or regulatory capital.  At March 31, 2020, we had goodwill of $136.4 million, representing approximately 29% of equity.

Our processes, controls and business continuity plan

The Company successfully deployed a modified working strategy, including emphasis on social distancing and remote work as necessary to emphasize the safety of our teams and continuity of our business processes.  The Company and its leaders have provided timely communication to team members and customers, implemented protocols for team member safety and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of a portion of our operational team to a remote environment, while the remainder of the team continued to work on location in a workspace emphasizing social distancing.  To achieve implementation of our working strategy, during the first quarter of 2020, we incurred a minimal amount of technology spending to provide additional laptops to team members who required them to work remotely.  We do not anticipate incurring additional material cost related to our continued deployment of the remote working strategy.  No material operational or internal control challenges or risks have been identified to date.  We continue to anticipate and respond to any future COVID-19 interruptions or developments.  As of March 31, 2020, we do not anticipate significant challenges to our ability to maintain our systems and controls in light of the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company is executing a payment deferral program for our commercial lending clients that are adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company is deferring either the full loan payment or the principal component of the loan payment for 90 or 180 days.  As of April 27, 2020, the Company has executed 927 of these deferrals on outstanding loan balances of $474.7 million.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not considered troubled debt restructurings.

With the passage of the Paycheck Protection Program (“PPP”), administered by the SBA, the Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans have a two-year term and earn interest at 1%.  As of April 27, 2020, we have closed or approved with the SBA 1,676 PPP loans representing $470.1 million in funding.  It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government.  Should those circumstances change, we could be required to establish additional allowance for loan losses through additional provision for loan expense charged to earnings.

Credit

While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories we considered to be most at-risk of a significant impact as of March 31, 2020:

Hospitality Lending:

The Company’s exposure to hospitality at March 31, 2020, equated to approximately $239.9 million, or 9.6% of total loans.

The top 20 loans within this portfolio comprise $201.6 million, or 84.0% of the total exposure.  These loans are geographically diversified and well secured.  The borrowers are well known to the Bank and experienced hoteliers.  Historically, the portfolio has exhibited strong operational cash flows.

The remainder of the portfolio is comprised of a large number of smaller balance loans.

Construction:

The Company’s exposure to construction at March 31, 2020, equated to approximately $222.2 million, or 8.9% of total loans, summarized as follows:

•	74% Commercial
•	21% Residential
•	5% Vacant land

The top 40 loans in the commercial category comprised $160.7 million, or 72% of the total portfolio.  As of April 27, 2020, 95% of these projects were continuing as planned, while 2 had been delayed due to the unknown impact of the pandemic.  The portfolio also includes 2 projects which have been completed but the businesses have not opened due to shelter-in-place rules.

Restaurants:

The Company’s exposure to restaurants at March 31, 2020, equated to approximately $96.4 million, or 3.8% of total loans, summarized as follows:

•	57% quick service restaurants, including franchises with national scale and roots in our footprint
•	17% national scale, casual dining
•	6% local and independent bars and restaurants

The remainder of the portfolio was comprised of a large number of smaller balance loans.

The borrower base is predominantly franchisees; however, we have one troubled debt restructuring that is a significant franchisor relationship with a carrying balance of $13.9 million as of March 31, 2020.

Retail Lending:

The Company’s exposure to retail at March 31, 2020 equated to approximately $144.2 million, or 6% of total loans, summarized as follows:

•	48% retail real estate
•	34% new and used vehicle dealerships
•	15% grocery stores, pet stores, pharmacies, gas stations and convenience stores
•	3% amusement and recreation

Aircraft Manufacturing:

The Company’s exposure to aircraft manufacturing at March 31, 2020 equated to approximately $62.9 million, or 2.5% of total loans.  The portfolio is comprised of experienced industry operators who have historically performed without exception.

Multifamily:

The Company’s exposure to multifamily at March 31, 2020 equated to approximately $85.1 million, or 3.4% of total loans.  The portfolio is well diversified with an average loan balance under $1 million.  $9.5 million, or 11.2% of the portfolio are for low-to-moderate income apartment complexes.

Syndicated National Credits:

The Company’s exposure to syndicated national credits at March 31, 2020 equated to approximately $45.2 million, or 1.8% of total loans.  The portfolio is well diversified by operating segment.  Borrowers had Moody’s corporate ratings ranging from Caa2 – Ba1 and comparable debt ratings as of the most recent ratings date.

Energy Lending:

The Company’s exposure to energy at March 31, 2020 equated to less than 1% of loans.  Energy exposure did not include any oil and gas relationships which were reserve-based or classified as Exploration & Production.

Health Care and Senior Care Lending:

The Company’s exposure to the health care and senior care industries at March 31, 2020, equated to less than 2% of total loans.  Our borrowers have not yet seen a direct impact from the virus.

We are working with customers directly affected by COVID-19.  We are prepared to offer short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, we are engaging in frequent communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

Retail operations

The Company is committed to assisting our customers and communities in this time of need.  Most branch locations have converted to drive-thru only in order to ensure the health and safety of our customers and team members.  We are introducing temporary changes to help with the financial hardship caused by COVID-19 for both our customers and non-customers.

We continue to serve our customers that need emergency branch access for account issues, safe deposit access and similar items by appointment.  The Company has been able to open and close accounts effectively, through its drive through facility and on-line access, and we are successfully managing the volume of incoming calls.

The Company continues to monitor the safety of our staff. With reduced access to the lobby, our staffing is adequate to address the requests for time off by any of our employees who are impacted by health or child care issues.

Results of Operations

We generate the majority of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On February 8, 2019, we completed our acquisition of the assets and assumption of the deposits and certain other liabilities for two branches in Guymon, Oklahoma and one branch in Cordell, Oklahoma from MidFirst Bank of Oklahoma City, Oklahoma (“MidFirst acquisition”).  Results of operations from our MidFirst acquisition were included in our financial results beginning February 9, 2019.

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

Net Income

Three months ended March 31, 2020, compared with three months ended March 31, 2019:  Net income and net income allocable to common stockholders for the three months ended March 31, 2020, was $1.3 million as compared to a loss of $4.1 million for the three months ended March 31, 2019, an increase of $5.3 million.  During the three-month period ended March 31, 2020, a decrease in provision for loan losses of $5.7 million and an increase in net interest income of $1.5 million were partially offset by increases in provision for income tax of $1.5 million and non-interest expense of $215 thousand when compared with the three months ended March 31, 2019.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

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

Three months ended March 31, 2020, compared with three months ended March 31, 2019:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2020, and 2019.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,525,344	$34,376	5.47%	$2,560,030	$36,533	5.79%
Taxable securities	774,653	4,620	2.40%	776,636	5,082	2.65%
Nontaxable securities	133,257	966	2.92%	142,168	953	2.72%
Federal funds sold and other	86,013	595	2.78%	81,980	634	3.14%
Total interest-earning assets	3,519,267	$40,557	4.64%	3,560,814	$43,202	4.92%
Non-interest-earning assets:
Other real estate owned, net	7,736			6,380
Premises and equipment, net	84,432			81,111
Bank-owned life insurance	75,271			73,273
Goodwill, core deposit and other intangibles, net	157,097			157,315
Other non-interest-earning assets	44,402			47,465
Total assets	$3,888,205			$3,926,358
Interest-bearing liabilities:
Interest-bearing demand deposits	$708,318	$1,624	0.92%	$700,690	$2,181	1.26%
Savings and money market	1,016,456	1,501	0.59%	992,538	3,486	1.42%
Savings, NOW and money market	1,724,774	3,125	0.73%	1,693,228	5,667	1.36%
Certificates of deposit	806,734	3,739	1.86%	1,016,369	5,063	2.02%
Total interest-bearing deposits	2,531,508	6,864	1.09%	2,709,597	10,730	1.61%
FHLB term and line of credit advances	295,677	1,175	1.60%	197,610	1,305	2.68%
Bank stock loan	9,164	109	4.78%	12,120	162	5.41%
Subordinated borrowings	14,595	283	7.79%	14,287	334	9.47%
Other borrowings	35,867	31	0.35%	45,475	32	0.29%
Total interest-bearing liabilities	2,886,811	$8,462	1.18%	2,979,089	$12,563	1.71%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	489,673			468,568
Non-interest-bearing liabilities	29,154			18,988
Stockholders’ equity	482,567			459,713
Total liabilities and stockholders’ equity	$3,888,205			$3,926,358
Net interest income		$32,095			$30,639
Interest rate spread			3.46%			3.21%
Net interest margin(2)			3.67%			3.49%
Total cost of deposits, including non-interest bearing deposits	$3,021,181	$6,864	0.91%	$3,178,165	$10,730	1.37%
Average interest-earning assets to interest-bearing liabilities			121.91%			119.53%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended March 31, 2020, and 2019.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2020, and 2019

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$(490)	$(1,667)	$(2,157)
Taxable securities	(13)	(449)	(462)
Nontaxable securities	(62)	75	13
Federal funds sold and other	30	(69)	(39)
Total interest-earning assets	$(535)	$(2,110)	$(2,645)
Interest-bearing liabilities:
Savings, NOW and money market	$105	$(2,647)	$(2,542)
Certificates of deposit	(990)	(334)	(1,324)
Total interest-bearing deposits	(885)	(2,981)	(3,866)
FHLB term and line of credit advances	504	(634)	(130)
Bank stock loan	(37)	(16)	(53)
Subordinated borrowings	7	(58)	(51)
Other borrowings	(7)	6	(1)
Total interest-bearing liabilities	$(418)	$(3,683)	$(4,101)
Net Interest Income	$(117)	$1,573	$1,456

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

The decrease in loan interest income, including loan fees was driven by a 32 basis point decrease in yield on the loan portfolio from 5.79% for the three months ended March 31, 2019, to 5.47% for the three months ended March 31, 2020, and to a lesser extent  a decrease in average loan volume.  The impact to net interest income from loan fees for the three months ended March 31, 2020, was $970 thousand compared to $1.0 million for the three months ended March 31, 2019.

Average borrowings from the FHLB increased by $98.1 million from an average balance of $197.6 million for the three months ended March 31, 2019, to an average balance of $295.7 million for the three months ended March 31, 2020.  The negative effect of this increase in average FHLB borrowings was more than offset by a decrease in average rate of 108 basis points from 2.68% for the three months ended March 31, 2019, to 1.60% for the three months ended March 31, 2020.  Interest expense on our bank stock loan for the three months ended March 31, 2020, was $109 thousand compared to $162 thousand for the same time period in 2019.  Total cost of interest-bearing liabilities decreased 53 basis points to 1.18% for the three months ended March 31, 2020, from 1.71% for the three months ended March 31, 2019.

The increase in net interest margin is largely due to interest-bearing liabilities repricing at a faster rate than interest-earning assets.

Provision for Loan Losses

We maintain an allowance for loan losses for probable incurred credit losses.  The allowance for loan losses is increased by a provision for loan losses, a charge to earnings and subsequent recoveries of amounts previously charged-off but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the loan portfolio, information about specific borrower situations and estimated collateral values, discounted cash flows, economic conditions and other factors including regulatory guidance, as described in “Part I – Item 2 – Financial Condition – Allowance for Loan Losses.”  As these factors change, the amount of the loan loss provision changes.

Three months ended March 31, 2020, compared with three months ended March 31, 2019:  The provision for loan losses for the three months ended March 31, 2020, was $9.9 million compared with $15.6 million for the three months ended March 31, 2019.  Net charge-offs for the three months ended March 31, 2020, were $257 thousand compared to net charge-offs of $760 thousand for the three months ended March 31, 2019.  The provision for loan loss during the first quarter of 2020 was largely the result of increases in qualitative loss factors brought on by the projected economic impact of COVID-19.  Included in the first quarter of 2019 was a $14.5 million provision against one credit relationship that was determined to be an isolated incident that was unique within our portfolio.  For the three months ended March 31, 2020, gross charge-offs were $357 thousand offset by gross recoveries of $100 thousand.  In comparison, gross charge-offs were $938 thousand for the three months ended March 31, 2019, offset by gross recoveries of $178 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income and increases in the value of bank-owned life insurance.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended March 31, 2020, compared with three months ended March 31, 2019:  The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2020, and 2019.

Non-Interest Income

For the Three Months Ended March 31,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Service charges and fees	$2,026	$1,923	$103	5.4%
Debit card income	2,043	1,738	305	17.5%
Mortgage banking	590	317	273	86.1%
Increase in value of bank-owned life insurance	482	488	(6)	(1.2)%
Other
Investment referral income	166	175	(9)	(5.1)%
Trust income	71	61	10	16.4%
Insurance sales commissions	18	30	(12)	(40.0)%
Recovery on zero-basis purchased loans	14	46	(32)	(69.6)%
Income from equity method investments	(5)	(3)	(2)	66.7%
Other non-interest income	(107)	543	(650)	(119.7)%
Total other	157	852	(695)	(81.6)%
Subtotal	5,298	5,318	(20)	(0.4)%
Net gain (loss) from securities transactions	8	6	2	33.3%
Total non-interest income	$5,306	$5,324	$(18)	(0.3)%

Debit card income was $2.0 million for the three months ended March 31, 2020, an increase of $305 thousand, or 17.5%, from $1.7 million for the three months ended March 31, 2019.  Service charges and fees increased $103 thousand during the three months ended March 31, 2020, as compared to the same time period during 2019, mainly due to increases in service charges on commercial analysis checking accounts, non-sufficient fund charges and fees for miscellaneous deposit account charges.  Other non-interest income decreased $650 thousand, or 119.7%, during the three months ended March 31, 2020, primarily from derivative mark-to-market valuation losses.

Non-Interest Expense

Three months ended March 31, 2020, compared with three months ended March 31, 2019:  For the three months ended March 31, 2020, non-interest expense totaled $25.8 million, an increase of $215 thousand, or 0.8%, compared with the three months ended March 31, 2019.  Changes in the various components of non-interest expense for the three months ended March 31, 2020, and 2019 are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended March 31,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Salaries and employee benefits	$13,504	$14,098	$(594)	(4.2)%
Net occupancy and equipment	2,235	1,967	268	13.6%
Data processing	2,663	2,405	258	10.7%
Professional fees	1,367	1,156	211	18.3%
Advertising and business development	696	646	50	7.7%
Telecommunications	487	585	(98)	(16.8)%
FDIC insurance	517	278	239	86.0%
Courier and postage	384	327	57	17.4%
Free nationwide ATM cost	420	361	59	16.3%
Amortization of core deposit intangible	802	779	23	3.0%
Loan expense	234	268	(34)	(12.7)%
Other real estate owned	308	112	196	175.0%
Other	2,141	1,922	219	11.4%
Subtotal	25,758	24,904	854	3.4%
Merger expenses	—	639	(639)	(100.0)%
Total non-interest expense	$25,758	$25,543	$215	0.8%

Salaries and employee benefits:  There was a $594 thousand decrease in salaries and employee benefits for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.  This variance largely consisted of declines in employee incentive and salary expenses, partially offset by increases in RSU and employee commissions.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating leases, repairs and maintenance, insurance, property taxes and utilities and is net of incidental rental income of excess facilities.  The majority of the increase is due to increases in maintenance and repairs to furniture and equipment, real estate taxes, depreciation and personal property taxes.

Data processing:  The change was principally due to increases in software license expense and debit and credit card processing expense.

Professional fees:  The variance of $211 thousand, or 18.3%, is principally due to $232 thousand more in accounting fees and an increase in attorney fees of $141 thousand, partially offset by a decrease of $170 thousand in consulting fees.

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses and gains or losses on the sales of other real estate owned and other repossessed property.  For the three months ended March 31, 2020, there was $901 thousand valuation adjustment on other real estate owned properties and $137 thousand in other real estate owned expense, partially offset by $724 thousand of gain on the sale of other real estate owned and $6 thousand gain on the sale of other assets.  For the three months ended March 31, 2019, there was $133 thousand in other real estate owned expense and a $4 thousand valuation adjustment on other real estate owned, partially offset by $25 thousand gain on the sale of other real estate owned.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  For the three months ended March 31, 2020, employee expenses were $474 thousand, insurance expense was $244 thousand and correspondent bank fees were $163 thousand.  For the three months ended March 31, 2019, employee expenses were $500 thousand, insurance expense was $203 thousand and correspondent bank fees were $188 thousand.

Merger expenses:  For the three months ended March 31, 2020, there were no merger expenses.  Merger expenses were $639 thousand for the three months ended March 31, 2019.

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

The efficiency ratio was 68.9% for the three months ended March 31, 2020, compared with 69.3% for the three months ended March 31, 2019.  The decrease was primarily due to the declining interest rate environment and the effect on net interest income of interest-bearing liabilities repricing at a faster rate than interest-earning assets, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis.”

Income Taxes

The provision for income taxes is influenced by the amount of pre-tax income (loss), the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Three months ended March 31, 2020, compared with three months ended March 31, 2019:  The effective income tax rate for the quarter ended March 31, 2020, was 26.1% as compared to 22.1% for the quarter ended March 31, 2019.  For both of the comparable periods, the estimated annual effective tax rate at which income tax expense (benefits) have been provided reflect, in addition to statutory tax rates, the estimated tax-exempt interest income, non-taxable life insurance income, non-deductible facilitative merger expense and other non-deductible expense in proportion to anticipated annual income before income taxes, as well as federal income tax credits anticipated to be available in each annual period.  Income tax expense for the quarter ended March 31, 2020, includes $62 thousand of additional expense attributable to the settlement in stock of restricted stock units and the exercise of options.

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

Financial Condition

Total assets decreased $5.7 million from December 31, 2019 to $3.94 billion at March 31, 2020.  This variance was primarily due to a $59.2 million decrease in net loans held for investment, partially offset by a $53.0 million gain in cash and cash equivalents.  Our total liabilities decreased $5.0 million to $3.47 billion at March 31, 2020.  The change in total liabilities came primarily from a dip in total deposits of $103.1 million, partially offset by increases in FHLB borrowings of $65.2 million and bank stock loan of $31.0 million.  Total stockholders’ equity decreased $709 thousand from $478.1 million at December 31, 2019, to $477.4 million at March 31, 2020.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At March 31, 2020, our gross loans held for investment totaled $2.51 billion, a decrease of $49.5 million, or 1.9%, compared with December 31, 2019.  The overall decrease in loan volume consisted of $49.5 million from commercial and industrial, $22.8 million from residential real estate, $11.1 million from agricultural real estate, $9.5 million from real estate construction, $5.3 million from agricultural and $3.6 million from consumer, partially offset by a $52.3 million gain in commercial real estate.  We also had loans classified as held-for-sale totaling $6.5 million at March 31, 2020, as compared to $5.9 million at December 31, 2019.

Our commercial loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of March 31, 2020, there was no concentration of commercial loans to any one type of industry exceeding 10% of total loans.

At March 31, 2020, gross total loans, including loans held-for-sale, were 84.9% of deposits and 63.7% of total assets.  At December 31, 2019, gross total loans, including loans held-for-sale, were 83.6% of deposits and 64.9% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	March 31, 2020		December 31, 2019
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$542,571	21.6%	$571,647	22.4%	$(29,076)	(5.1)%
Real estate loans:
Commercial real estate	978,610	39.0%	946,760	37.0%	31,850	3.4%
Real estate construction	222,152	8.9%	231,667	9.1%	(9,515)	(4.1)%
Residential real estate	480,603	19.2%	503,439	19.7%	(22,836)	(4.5)%
Agricultural real estate	130,795	5.2%	141,868	5.5%	(11,073)	(7.8)%
Total real estate loans	1,812,160	72.3%	1,823,734	71.3%	(11,574)	(0.6)%
Consumer	64,799	2.6%	68,378	2.7%	(3,579)	(5.2)%
Agricultural	87,593	3.5%	92,893	3.6%	(5,300)	(5.7)%
Total loans held for investment	$2,507,123	100.0%	$2,556,652	100.0%	$(49,529)	(1.9)%
Total loans held for sale	$6,494	100.0%	$5,933	100.0%	$561	9.5%
Total loans held for investment (net of allowances)	$2,485,208	100.0%	$2,544,420	100.0%	$(59,212)	(2.3)%

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2020, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2020
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$215,430	$240,293	$86,848	$542,571
Real Estate:
Commercial real estate	147,289	529,300	302,021	978,610
Real estate construction	80,505	81,012	60,635	222,152
Residential real estate	7,022	11,626	461,955	480,603
Agricultural real estate	51,591	51,909	27,295	130,795
Total real estate	286,407	673,847	851,906	1,812,160
Consumer	14,907	42,447	7,445	64,799
Agricultural	66,560	18,684	2,349	87,593
Total	$583,304	$975,271	$948,548	$2,507,123
Loans with a predetermined fixed interest rate	283,011	603,488	306,890	1,193,389
Loans with an adjustable/floating interest rate	300,293	371,783	641,658	1,313,734
Total	$583,304	$975,271	$948,548	$2,507,123

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2019, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2019
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$218,717	$224,356	$128,574	$571,647
Real Estate:
Commercial real estate	147,977	498,013	300,770	946,760
Real estate construction	64,528	114,606	52,533	231,667
Residential real estate	7,357	11,885	484,197	503,439
Agricultural real estate	56,064	52,324	33,480	141,868
Total real estate	275,926	676,828	870,980	1,823,734
Consumer	16,268	43,844	8,266	68,378
Agricultural	73,487	17,786	1,620	92,893
Total	$584,398	$962,814	$1,009,440	$2,556,652
Loans with a predetermined fixed interest rate	281,991	589,383	326,629	1,198,003
Loans with an adjustable/floating interest rate	302,407	373,431	682,811	1,358,649
Total	$584,398	$962,814	$1,009,440	$2,556,652

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

The risk category of loans by class of loans is as follows as of March 31, 2020.

Risk Category of Loans by Class

	As of March 31, 2020
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$509,016	$33,555	$542,571
Real estate:
Commercial real estate	968,478	10,132	978,610
Real estate construction	220,532	1,620	222,152
Residential real estate	472,372	8,231	480,603
Agricultural real estate	121,340	9,455	130,795
Total real estate	1,782,722	29,438	1,812,160
Consumer	64,448	351	64,799
Agricultural	84,395	3,198	87,593
Total	$2,440,581	$66,542	$2,507,123

The risk category of loans by class of loans is as follows as of December 31, 2019.

Risk Category of Loans by Class

	As of December 31, 2019
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$539,877	$31,770	$571,647
Real estate:
Commercial real estate	937,090	9,670	946,760
Real estate construction	230,011	1,656	231,667
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Total real estate	1,794,584	29,150	1,823,734
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

At March 31, 2020, loans considered unclassified decreased to 97.3% of total loans, down from 97.4% of total loans at December 31, 2019.  Classified loans were $66.5 million at March 31, 2020, an increase of $955 thousand, or 1.5%, from $65.6 million at December 31, 2019.  As part of our COVID-19 response we have granted payment deferrals to our customers effected by the pandemic and if these loans do not return to normal payments after the deferral period the loans would be at risk of being downgraded, in future periods.  For additional information see “Lending operations and accommodations to borrowers” earlier in this section.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$42,059	$38,379
Accruing loans 90 or more days past due	83	—
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	5,870	8,293
Other repossessed assets	133	236
Total nonperforming assets	$48,145	$46,908
Ratios:
Nonperforming assets to total assets	1.22%	1.19%
Nonperforming assets to total loans plus OREO	1.92%	1.83%

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

The nonperforming loans at March 31, 2020, consisted of 235 separate credits and 166 separate borrowers.  We had five non-performing loan relationships, totaling $24.1 million, with an outstanding balance in excess of $1.0 million as of March 31, 2020.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At March 31, 2020, the Company had $24.4 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $27.2 million at December 31, 2019.

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

•

Consumer loans are dependent on the local economy.  Consumer loans are generally secured by consumer assets but may be unsecured.  We evaluate the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios.

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

Analysis of allowance for loan losses:  At March 31, 2020, the allowance for loan losses totaled $21.9 million, or 0.87%, of total loans.  At December 31, 2019, the allowance for loan losses aggregated $12.2 million or 0.48% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $18.8 million, or 0.76%, of the $2.46 billion in loans collectively evaluated for impairment at March 31, 2020, compared to an allowance for loan losses of $11.0 million, or

0.44% of the $2.50 billion in loans collectively evaluated for impairment at December 31, 2019.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience from the last major economic downturn.  Allowance for loan losses related to consumer loans increased substantially due to the portfolios higher historical realized loss rates.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	As of and for the Three Months Ended March 31,
	2020	2019
	(Dollars in thousands)
Average loans outstanding	$2,525,344	$2,560,030
Gross loans outstanding at end of period(1)	$2,507,123	$2,618,986
Allowance for loan losses at beginning of the period	$12,232	$11,454
Provision for loan losses	9,940	15,646
Charge-offs:
Commercial and industrial	(29)	(494)
Real estate:
Commercial real estate	(8)	(26)
Real estate construction	—	—
Residential real estate	(25)	(114)
Agricultural real estate	(17)	(6)
Consumer	(278)	(292)
Agricultural	—	(6)
Total charge-offs	(357)	(938)
Recoveries:
Commercial and industrial	32	48
Real estate:
Commercial real estate	—	2
Real estate construction	—	24
Residential real estate	1	10
Agricultural real estate	—	—
Consumer	66	94
Agricultural	1	—
Total recoveries	100	178
Net recoveries (charge-offs)	(257)	(760)
Allowance for loan losses at end of the period	$21,915	$26,340
Ratio of allowance to period-end loans	0.87%	1.01%
Annualized ratio of net charge-offs (recoveries) to average loans	0.04%	0.12%

(1)Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	March 31, 2020		December 31, 2019
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$4,979	22.7%	$3,061	25.0%
Real estate:
Commercial real estate	4,898	22.4%	2,704	22.1%
Real estate construction	325	1.5%	1,215	9.9%
Residential real estate	4,128	18.8%	2,676	21.9%
Agricultural real estate	456	2.1%	608	5.0%
Consumer	6,537	29.8%	1,422	11.6%
Agricultural	592	2.7%	546	4.5%
Total allowance for loan losses	$21,915	100.0%	$12,232	100.0%
 Management believes that the allowance for loan losses at March 31, 2020, was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2020.  While COVID-19 began impacting many borrowers in the first quarter of 2020, such loans may not meet the threshold of impaired until future periods as borrowers may not have sufficient levels of liquidity, operating performance, and guarantor support to perform in accordance with the terms of their loans in periods beyond March 31, 2020, and the resulting future losses would be recorded in the period incurred.  For loans modified that do not meet the definition of trouble debt restructurings, those loans may subsequently default and such future losses would be recorded when the loss is incurred.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At March 31, 2020, the carrying amount of investment securities totaled $909.8 million, a decrease of $1.3 million compared with December 31, 2019.  At March 31, 2020, securities represented 23.1% of total assets compared with 23.1% at December 31, 2019.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities (issued by government-sponsored entities)	$181,965	$187,812	$141,082	$142,067
Total available-for-sale securities	$181,965	$187,812	$141,082	$142,067

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	March 31, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$993	$1,035	$1,991	$2,013
Residential mortgage-backed securities (issued by government-sponsored entities)	561,258	586,859	593,236	603,972
Corporate	24,992	24,946	22,992	23,495
Small Business Administration loan pools	1,307	1,349	1,478	1,490
State and political subdivisions	133,442	136,711	149,362	152,941
Total held-to-maturity securities	$721,992	$750,900	$769,059	$783,911

At March 31, 2020, and December 31, 2019, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2020, and December 31, 2019.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	March 31, 2020
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$3	3.50%	$25	2.50%	$—	—%	$187,784	2.06%	$187,812	2.06%
Total available-for-sale securities	3	3.50%	25	2.50%	—	—%	187,784	2.06%	187,812	2.06%
Held-to-maturity securities:
U.S. government-sponsored entities	—	—%	993	2.78%	—	—%	—	—%	993	2.78%
Residential mortgage-backed securities (issued by government-sponsored entities)	1	4.17%	3,326	2.89%	67,300	2.98%	490,631	2.56%	561,258	2.61%
Corporate	—	—%	5,077	2.74%	19,915	4.78%	—	—%	24,992	4.37%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,307	2.73%	1,307	2.73%
State and political subdivisions(1)	5,495	2.38%	27,485	2.76%	33,863	2.93%	66,599	3.15%	133,442	2.98%
Total held-to-maturity securities	5,496	2.38%	36,881	2.77%	121,078	3.26%	558,537	2.63%	721,992	2.74%
Total debt securities	$5,499	2.38%	$36,906	2.77%	$121,078	3.26%	$746,321	2.49%	$909,804	2.60%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2019
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage- backed securities (issued by government- sponsored entities)	$—	—%	$4	3.50%	$39	2.50%	$142,024	2.56%	$142,067	2.56%
Total available-for-sale securities	—	—%	4	3.50%	39	2.50%	142,024	2.56%	142,067	2.56%
Held-to-maturity securities:
U.S. government- sponsored entities	999	1.65%	992	2.78%	—	—%	—	—%	1,991	2.21%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	2,826	2.81%	71,317	2.96%	519,093	2.81%	593,236	2.83%
Corporate	—	—%	5,095	2.74%	17,897	4.94%	—	—%	22,992	4.45%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,478	2.73%	1,478	2.73%
State and political subdivisions(1)	16,421	0.83%	29,082	2.78%	33,320	2.91%	70,539	3.15%	149,362	2.77%
Total held-to-maturity securities	17,420	0.88%	37,995	2.77%	122,534	3.24%	591,110	2.85%	769,059	2.87%
Total debt securities	$17,420	0.88%	$37,999	2.77%	$122,573	3.24%	$733,134	2.80%	$911,126	2.82%
(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At March 31, 2020, and December 31, 2019, 90.6% and 89.9% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 2.7 years and 4.2 years and a modified duration of 2.6 years and 3.8 years.

If the current economic environment brought about by the COVID-19 pandemic continues for an extended period of time it could adversely impact the ability of state and political subdivisions to repay their current debt obligations when due.  As part of the Company’s review of potential risk caused by the COVID-19 pandemic we have reviewed the types and amount of bonds that will mature over the next 12 months.  At March 31, 2020, we had total general obligation bonds of $90.3 million with $4.2 million maturing in the next 12 months and had total revenue bonds of $43.1 million with $1.3 million maturing in the next 12 months.

Goodwill Impairment Assessment

At March 31, 2020, we performed an interim analysis and determined from this analysis that goodwill was not more likely than not impaired.

Other Assets

On January 31, 2020, the Company submitted a notice of proposed branch closing with the Federal Reserve for three locations.  At their December meeting, our Board of Directors voted to close these branches and to move the loans, deposits and property that would not be sold with the building to other branches that will remain open in the markets of the branches being closed.  At the present time, the Company does not have an active program in place to locate a buyer, these properties are not listed with a realtor and they are not being actively marketed.  These properties do not currently meet the criteria to be reclassed from premise and equipment to held-for-sale status.

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

The following table shows our composition of deposits at March 31, 2020, and December 31, 2019.

Composition of Deposits

	March 31, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$508,441	17.2%	$481,298	15.7%
Interest-bearing demand	689,687	23.3%	703,048	23.0%
Savings and money market	978,458	33.0%	1,046,000	34.1%
Time	783,811	26.5%	833,170	27.2%
Total deposits	$2,960,397	100.0%	$3,063,516	100.0%

Total deposits at March 31, 2020, were $2.96 billion, a decrease of $103.1 million, or 3.4%, compared to total deposits of $3.06 billion at December 31, 2019.

Included in interest-bearing demand deposits are brokered deposit balances of $48.5 million at March 31, 2020, and $43.8 million at December 31, 2019.  Also, included in savings and money market deposits are brokered deposit balances of $20.0 million as of March 31, 2020, and $20.0 million as of December 31, 2019.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  These deposits are placed through ICS services, but are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of March 31, 2020, were $12.5 million and $9.5 million at December 31, 2019.  Of these balances, $10.5 million at March 31, 2020, and $9.5 million at December 31, 2019 were reciprocal customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of March 31, 2020, and December 31, 2019.

	March 31, 2020	December 31, 2019	Change	%
	(Dollars in thousands)
3 months or less	$143,620	$132,148	$11,472	8.7%
Over 3 through 6 months	122,178	110,714	11,464	10.4%
Over 6 through 12 months	114,465	163,802	(49,337)	(30.1)%
Over 12 months	123,302	133,337	(10,035)	(7.5)%
Total Time Deposits	$503,565	$540,001	$(36,436)	(6.7)%

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

During the three-month periods ended March 31, 2020, and 2019, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB and Federal Reserve discount window.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.53 billion for the three months ended March 31, 2020, a decrease of 3.2% over the December 31, 2019 average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 3.1 years and a modified duration of 2.9 years at March 31, 2020.

Cash and cash equivalents were $142.3 million at March 31, 2020, an increase of $53.0 million from the $89.3 million cash and cash equivalents at December 31, 2019.  The increase in cash and cash equivalents is driven primarily by $56.4 million net cash provided by investing activities and $8.5 million net cash provided by operating activities, partially offset by $12.0 million used in financing activities.  Cash and cash equivalents at January 1, 2020, plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first three months of 2020 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of March 31, 2020 are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of March 31, 2020

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$4,567	$1,182	$83	$—	$5,832
Commitments to extend credit	231,806	72,035	17,135	105,389	426,365
Total	$236,373	$73,217	$17,218	$105,389	$432,197

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2020, and December 31, 2019, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of March 31, 2020, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$477,351	$478,060	$467,050	$458,406	$453,463
Less: goodwill	136,432	136,432	136,432	136,432	136,432
Less: core deposit intangibles, net	19,105	19,907	20,727	21,512	22,296
Less: mortgage servicing asset, net	4	5	7	8	10
Less: naming rights, net	1,163	1,174	1,184	1,195	1,206
Tangible common equity	$320,647	$320,542	$308,700	$299,259	$293,519
Common shares issued at period end	15,198,986	15,444,434	15,440,334	15,563,873	15,820,303
RSU shares vested	—	—	—	—	108
Common shares outstanding at period end	15,198,986	15,444,434	15,440,334	15,563,873	15,820,411
Diluted common shares outstanding at period end	15,297,319	15,719,810	15,647,456	15,758,747	16,036,700
Book value per common share	$31.41	$30.95	$30.25	$29.45	$28.66
Tangible book value per common share	$21.10	$20.75	$19.99	$19.23	$18.55
Tangible book value per diluted common share	$20.96	$20.39	$19.73	$18.99	$18.30

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

	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands)
Total stockholders’ equity	$477,351	$478,060	$467,050	$458,406	$453,463
Less: goodwill	136,432	136,432	136,432	136,432	136,432
Less: core deposit intangibles, net	19,105	19,907	20,727	21,512	22,296
Less: mortgage servicing asset, net	4	5	7	8	10
Less: naming rights, net	1,163	1,174	1,184	1,195	1,206
Tangible common equity	$320,647	$320,542	$308,700	$299,259	$293,519
Total assets	$3,943,832	$3,949,578	$4,074,663	$4,180,074	$4,065,354
Less: goodwill	136,432	136,432	136,432	136,432	136,432
Less: core deposit intangibles, net	19,105	19,907	20,727	21,512	22,296
Less: mortgage servicing asset, net	4	5	7	8	10
Less: naming rights, net	1,163	1,174	1,184	1,195	1,206
Tangible assets	$3,787,128	$3,792,060	$3,916,313	$4,020,927	$3,905,410
Equity to assets	12.10%	12.10%	11.46%	10.97%	11.15%
Tangible common equity to tangible assets	8.47%	8.45%	7.88%	7.44%	7.52%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands)
Total average stockholders’ equity	$482,567	$473,562	$463,252	$457,103	$459,713
Less: average intangible assets	157,097	157,993	158,760	159,562	157,315
Average tangible common equity	$325,470	$315,569	$304,492	$297,541	$302,398
Net income (loss) allocable to common stockholders	$1,258	$10,014	$10,406	$9,232	$(4,073)
Amortization of intangible assets	814	833	797	797	791
Less: tax effect of intangible assets amortization	171	175	167	167	166
Adjusted net income (loss) allocable to common stockholders	$1,901	$10,672	$11,036	$9,862	$(3,448)
Return on total average stockholders’ equity (ROAE) annualized	1.05%	8.39%	8.91%	8.10%	(3.59)%
Return on average tangible common equity (ROATCE) annualized	2.35%	13.42%	14.38%	13.29%	(4.62)%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	Three months ended
	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
	(Dollars in thousands)
Non-interest expense	$25,758	$24,846	$24,223	$25,023	$25,543
Less: merger expenses	—	—	—	276	639
Non-interest expense, excluding merger expenses	$25,758	$24,846	$24,223	$24,747	$24,904
Net interest income	$32,095	$32,405	$31,526	$31,288	$30,639
Non-interest income	$5,306	$6,641	$6,572	$6,451	$5,324
Less: net gain (loss) from securities transactions	8	(3)	4	7	6
Non-interest income, excluding net gain (loss) from securities transactions	$5,298	$6,644	$6,568	$6,444	$5,318
Net interest income plus non-interest income, excluding net gain (loss) from securities transactions	$37,393	$39,049	$38,094	$37,732	$35,957
Non-interest expense to net interest income plus non-interest income	68.87%	63.63%	63.58%	66.31%	71.03%
Efficiency Ratio	68.88%	63.63%	63.59%	65.59%	69.26%

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our asset-liability policy provides guidelines for effective funds management, and management has established a measurement system for monitoring net interest rate sensitivity position within established guidelines.

As a financial institution, the primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities, and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term maturity.  Interest rate risk is the potential of economic gains or losses due to future interest rate changes.  These changes can be reflected in future net interest income and/or fair market values.  The objective is to measure the effect on net interest income (“NII”) and economic value of equity (“EVE”) and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

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

The change in the impact of net interest income from the base case for March 31, 2020, and December 31, 2019, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up-interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease, the level of prepayments is assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for March 31, 2020, and December 31, 2019 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and as interest rates decrease, the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  Substantially all investments and approximately 47.6% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2020	December 31, 2019
+300 basis points	(7.6)%	(12.3)%
+200 basis points	(4.5)%	(7.6)%
+100 basis points	(1.7)%	(3.5)%
0 basis points	—	—
-100 basis points	(3.7)%	1.9%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2020	December 31, 2019
+300 basis points	(0.9)%	(7.6)%
+200 basis points	1.9%	(3.0)%
+100 basis points	3.5%	(0.6)%
0 basis points	—	—
-100 basis points	(14.1)%	(4.4)%

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

Changes in internal control over financial reporting

Other than as described below in regards to our remediation of the material weakness identified in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, no changes have occurred in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Previously identified Material Weakness

Based on the assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as described in our Annual Report on Form 10-K, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2019 due to a material weakness from certain control deficiencies existing during 2019 related to the reconciliation process for a portion of the Company’s corporate general ledger accounts. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As stated in the 2019 Annual Report on Form 10-K, management concluded that the existence of this material weakness did not result in any material misstatement to any of the Company’s previously issued consolidated financial statements related to these control deficiencies.

Remediation of Material Weakness

The Company has addressed the underlying causes of the above described material weakness and has implemented new supervision and review processes and assigned knowledgeable and trained personnel dedicated to the reconciliation of the Company’s corporate accounts to enhance the control structure that existed as of December 31, 2019.  The enhanced internal controls over the reconciliation of corporate accounts have been in operation for a sufficient period of time and the Company’s management has concluded that the material weakness has been fully remediated.

PART II—OTHER INFORMATION

Item 1:  Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business.  See “NOTE 12 – LEGAL MATTERS” of the Condensed Notes to Interim Consolidated Financial Statements under Item 1 to this Quarterly report for a complete discussion of litigation matters.

Item 1A:  Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2019 as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment, and stock markets have declined in value and, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25%, and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard-hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, employee work locations, and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the full impact of the COVID-19 outbreak on our business. The extent of such impact will depend on future developments, which are highly uncertain, including when the coronavirus can be controlled and abated and when and how the economy may be reopened.

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

The following table presents shares that have been repurchased under the Company’s repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
January 1, 2020 through January 31, 2020	15,000	$27.26	15,000	663,984
February 1, 2020 through February 29, 2020	69,996	$27.68	69,996	593,988
March 1, 2020 through March 31, 2020	210,465	$21.60	210,465	383,523
Total	295,461	$23.33	295,461	383,523

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

Equity Bancshares, Inc.

April 30, 2020	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

April 30, 2020	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Financial Officer