Form 10-Q
period 2020-06-30
EQUITY BANCSHARES INC
filed 2020-07-31
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 24, 2020, the registrant had 15,218,301 shares of common stock, $0.01 par value per share, outstanding.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	an economic downturn related to the COVID-19 pandemic; especially one affecting our core market areas;
•	inability of borrowers on deferral to make payments on their loans following the end of the deferral period;
•	the occurrence of various events that negatively impact the real estate market, since a significant portion of our loan portfolio is secured by real estate;
•	generally difficult or unfavorable conditions in the market for financial products and services;
•	interest rate fluctuations, which could have an adverse effect on our profitability;
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

•

potential fraud related to Small Business Administration (“SBA”) loan applications through the Paycheck Protection Program (“PPP”) as part of the U.S. Coronavirus Aid, Relief and Economic Security Act (“CARES”) Act;

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
•

expiration of our emerging growth company designation will expose us to the Sarbanes-Oxley Act and additional reporting requirements and corporate governance practices, which could result in continuing uncertainty regarding compliance matters and higher cost, and

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2020 and December 31, 2019

(Dollar amounts in thousands)

	(Unaudited) June 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$178,045	$88,973
Federal funds sold	245	318
Cash and cash equivalents	178,290	89,291
Interest-bearing time deposits in other banks	2,248	2,498
Available-for-sale securities	177,228	142,067
Held-to-maturity securities, fair value of $689,206 and $783,911	662,522	769,059
Loans held for sale	4,802	5,933
Loans, net of allowance for loan losses of $34,078 and $12,232	2,772,256	2,544,420
Other real estate owned, net	7,374	8,293
Premises and equipment, net	87,055	84,478
Bank-owned life insurance	76,066	75,103
Federal Reserve Bank and Federal Home Loan Bank stock	31,832	31,137
Interest receivable	19,598	15,738
Goodwill	136,432	136,432
Core deposit intangibles, net	18,131	19,907
Other	31,435	25,222
Total assets	$4,205,269	$3,949,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$756,613	$481,298
Total non-interest-bearing deposits	756,613	481,298
Savings, NOW and money market	1,800,132	1,749,048
Time	690,522	833,170
Total interest-bearing deposits	2,490,654	2,582,218
Total deposits	3,247,267	3,063,516
Federal funds purchased and retail repurchase agreements	51,557	35,708
Federal Home Loan Bank advances	344,900	324,373
Bank stock loan	—	8,990
Subordinated debt	55,575	14,561
Contractual obligations	5,571	5,836
Interest payable and other liabilities	20,633	18,534
Total liabilities	3,725,503	3,471,518
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	174	174
Additional paid-in capital	384,955	382,731
Retained earnings	128,704	125,757
Accumulated other comprehensive income (loss), net of tax	3,390	(3)
Employee stock loans	(43)	(77)
Treasury stock	(37,414)	(30,522)
Total stockholders’ equity	479,766	478,060
Total liabilities and stockholders’ equity	$4,205,269	$3,949,578

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Six Months ended June 30, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$32,627	$38,027	$67,003	$74,560
Securities, taxable	4,017	4,969	8,637	10,051
Securities, nontaxable	880	1,145	1,846	2,098
Federal funds sold and other	409	623	1,004	1,257
Total interest and dividend income	37,933	44,764	78,490	87,966
Interest expense
Deposits	3,899	11,144	10,763	21,874
Federal funds purchased and retail repurchase agreements	24	34	55	66
Federal Home Loan Bank advances	552	1,841	1,727	3,146
Federal Reserve Bank discount window	6	—	6	—
Bank stock loan	306	147	415	309
Subordinated debt	255	310	538	644
Total interest expense	5,042	13,476	13,504	26,039
Net interest income	32,891	31,288	64,986	61,927
Provision for loan losses	12,500	974	22,440	16,620
Net interest income after provision for loan losses	20,391	30,314	42,546	45,307
Non-interest income
Service charges and fees	1,365	2,240	3,391	4,163
Debit card income	2,201	2,186	4,244	3,924
Mortgage banking	831	562	1,421	879
Increase in value of bank-owned life insurance	481	499	963	987
Net gain (loss) from securities transactions	4	7	12	13
Other	850	957	1,007	1,809
Total non-interest income	5,732	6,451	11,038	11,775
Non-interest expense
Salaries and employee benefits	12,695	13,067	26,199	27,165
Net occupancy and equipment	2,119	2,188	4,354	4,155
Data processing	2,763	2,358	5,426	4,763
Professional fees	943	1,228	2,310	2,384
Advertising and business development	403	722	1,099	1,368
Telecommunications	390	485	877	1,070
FDIC insurance	414	730	931	1,008
Courier and postage	353	341	737	668
Free nationwide ATM cost	327	420	747	781
Amortization of core deposit intangibles	974	785	1,776	1,564
Loan expense	287	175	521	443
Other real estate owned	269	302	577	414
Merger expenses	—	276	—	915
Other	2,000	1,946	4,141	3,868
Total non-interest expense	23,937	25,023	49,695	50,566
Income before income taxes	2,186	11,742	3,889	6,516
Provision for income taxes	497	2,510	942	1,357
Net income and net income allocable to common stockholders	$1,689	$9,232	$2,947	$5,159
Basic earnings per share	$0.11	$0.59	$0.19	$0.33
Diluted earnings per share	$0.11	$0.58	$0.19	$0.32

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Six Months ended June 30, 2020 and 2019

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$1,689	$9,232	$2,947	$5,159
Other comprehensive income:
Unrealized holding gain (loss) arising during the period on available-for-sale securities	(698)	1,768	4,164	4,288
Amortization of unrealized loss on held-to-maturity securities	191	212	368	505
Total other comprehensive income (loss)	(507)	1,980	4,532	4,793
Tax effect	128	(504)	(1,139)	(1,217)
Other comprehensive income (loss), net of tax	(379)	1,476	3,393	3,576
Comprehensive income	$1,310	$10,708	$6,340	$8,735

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2020 and 2019

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at April 1, 2019	15,820,303	$173	$379,931	$95,868	$(2,767)	$(87)	$(19,655)	$453,463
Net income	—	—	—	9,232	—	—	—	9,232
Other comprehensive income (loss), net of tax effects	—	—	—	—	1,476	—	—	1,476
Stock-based compensation	9,104	—	998	—	—	—	—	998
Common stock issued upon exercise of stock options	11,402	—	204	—	—	—	—	204
Common stock issued under stock-based incentive plan	870	—	—	—	—	—	—	—
Repayment on employee stock loans	—	—	—	—	—	4	—	4
Treasury stock purchases	(277,806)	—	—	—	—	—	(7,208)	(7,208)
Cumulative effect of change in accounting principle from implementation of ASU 2017-08	—	—	—	237	—	—	—	237
Balance at June 30, 2019	15,563,873	$173	$381,133	$105,337	$(1,291)	$(83)	$(26,863)	$458,406

Balance at April 1, 2020	15,198,986	$174	$383,850	$127,015	$3,769	$(43)	$(37,414)	$477,351
Net income	—	—	—	1,689	—	—	—	1,689
Other comprehensive income (loss), net of tax effects	—	—	—	—	(379)	—	—	(379)
Stock-based compensation	17,703	—	1,102	—	—	—	—	1,102
Common stock issued upon exercise of stock options	250	—	3	—	—	—	—	3
Common stock issued under stock-based incentive plan	1,362	—	—	—	—	—	—	—
Balance at June 30, 2020	15,218,301	$174	$384,955	$128,704	$3,390	$(43)	$(37,414)	$479,766

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2020 and 2019

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2019	15,793,095	$173	$379,085	$101,326	$(4,867)	$(121)	$(19,655)	$455,941
Net income	—	—	—	5,159	—	—	—	5,159
Other comprehensive income (loss), net of tax effects	—	—	—	—	3,576	—	—	3,576
Stock-based compensation	9,104	—	1,732	—	—	—	—	1,732
Common stock issued upon exercise of stock options	17,502	—	316	—	—	—	—	316
Common stock issued under stock-based incentive plan	21,978	—	—	—	—	—	—	—
Repayment on employee stock loans	—	—	—	—	—	38	—	38
Treasury stock purchases	(277,806)	—	—	—	—	—	(7,208)	(7,208)
Cumulative effect of change in accounting principle from implementation of ASU 2017-08	—	—	—	(1,148)	—	—	—	(1,148)
Balance at June 30, 2019	15,563,873	$173	$381,133	$105,337	$(1,291)	$(83)	$(26,863)	$458,406

Balance at January 1, 2020	15,444,434	$174	$382,731	$125,757	$(3)	$(77)	$(30,522)	$478,060
Net income	—	—	—	2,947	—	—	—	2,947
Other comprehensive income (loss), net of tax effects	—	—	—	—	3,393	—	—	3,393
Stock-based compensation	17,703	—	1,858	—	—	—	—	1,858
Common stock issued upon exercise of stock options	650	—	12	—	—	—	—	12
Common stock issued under stock-based incentive plan	34,211	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	16,764	—	354	—	—	—	—	354
Repayment on employee stock loans	—	—	—	—	—	34	—	34
Treasury stock purchases	(295,461)	—	—	—	—	—	(6,892)	(6,892)
Balance at June 30, 2020	15,218,301	$174	$384,955	$128,704	$3,390	$(43)	$(37,414)	$479,766

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	(Unaudited) June 30,
	2020	2019
Cash flows from operating activities
Net income	$2,947	$5,159
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	1,858	1,732
Depreciation	1,837	1,743
Amortization of operating lease right-of-use asset	306	305
Amortization of cloud computing implementation costs	54	46
Provision for loan losses	22,440	16,620
Net (accretion) amortization of purchase accounting adjustments	(1,194)	(2,738)
Amortization (accretion) of premiums and discounts on securities	3,288	2,677
Amortization of intangibles	1,800	1,588
Deferred income taxes	318	(15)
Federal Home Loan Bank stock dividends	(435)	(421)
Loss (gain) on sales and valuation adjustments on other real estate owned	120	49
Change in unrealized loss (gain) on equity securities	(12)	(13)
Loss (gain) on disposal of premises and equipment	—	(10)
Loss (gain) on sale of foreclosed assets	48	20
Loss (gain) on sales of loans	(1,155)	(708)
Originations of loans held for sale	(55,131)	(37,324)
Proceeds from the sale of loans held for sale	56,992	34,243
Increase in the value of bank-owned life insurance	(963)	(987)
Change in fair value of derivatives recognized in earnings	488	(4,038)
Payments on operating lease payable	(360)	(401)
Net change in:
Interest receivable	(3,860)	686
Other assets	(5,688)	638
Interest payable and other liabilities	948	85
Net cash provided by (used in) operating activities	24,646	18,936
Cash flows from (to) investing activities
Purchases of available-for-sale securities	(57,868)	—
Purchases of held-to-maturity securities	(2,754)	(71,028)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	25,818	11,241
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	107,423	49,718
Net change in interest-bearing time deposits in other banks	250	249
Net change in loans	(251,898)	(105,415)
Capitalized construction cost of other real estate owned	(62)	(8)
Purchase of premises and equipment	(4,431)	(5,587)
Proceeds from sale of premises and equipment	17	10
Proceeds from sale of foreclosed assets	219	169
Net redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock	(260)	(3,591)
Proceeds from sale of other real estate owned	2,706	1,051
Net cash received from acquisition of MidFirst locations	—	85,360
Net cash provided by (used in) investing activities	(180,840)	(37,831)
Cash flows from (to) financing activities
Net increase (decrease) in deposits	183,694	(36,199)
Net change in federal funds purchased and retail repurchase agreements	15,849	(9,021)
Net borrowings (payments) on Federal Home Loan Bank line of credit	(231,223)	61,155
Proceeds from Federal Home Loan Bank term advances	253,000	—
Principal payments on Federal Home Loan Bank term advances	(1,240)	(1,223)

Proceeds from Federal Reserve Bank discount window	62,000	—
Principal payments on Federal Reserve Bank discount window	(62,000)	—
Proceeds from bank stock loan	38,354	7,208
Principal payments on bank stock loan	(47,344)	(7,350)
Principal payments on employee stock loans	34	38
Proceeds from the exercise of employee stock options	12	316
Proceeds from employee stock purchase plan	354	—
Proceeds from subordinated notes	42,000	—
Debt issuance cost	(1,140)	—
Purchase of treasury stock	(6,892)	(7,208)
Net change in contractual obligations	(265)	(221)
Net cash provided by (used in) financing activities	245,193	7,495
Net change in cash and cash equivalents	88,999	(11,400)
Cash and cash equivalents, beginning of period	89,291	192,818
Ending cash and cash equivalents	$178,290	$181,418
Supplemental cash flow information:
Interest paid	$14,547	$24,508
Income taxes paid, net of refunds	330	718
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	$1,845	$494
Operating leases recognized	—	3,546
Total fair value of assets acquired in purchase of MidFirst locations	—	13,246
Total fair value of liabilities acquired in purchase of MidFirst locations	—	98,606

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2020

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.  Operating results for the six months ended June 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

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

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions. If the global response to contain COVID-19 is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows. While it is not possible to know the full universe or extent that the impact of COVID-19, and resulting measures to curtail its spread, will have on the Company’s operations, the Company is disclosing potentially material items of which it is aware.

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

Capital and liquidity

As of June 30, 2020, all our capital ratios, and our subsidiary bank’s capital ratios, were in excess of regulatory requirements.  While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios by further credit losses.  The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt. If the Company’s subsidiary bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

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

At March 31, 2020, the Company performed a qualitative analysis to assess goodwill for impairment of Equity Bancshares, Inc., the sole reporting unit and concluded that goodwill was not impaired.  At June 30, 2020, the Company considered the on-going economic market disruption, the movement of the Company’s stock price in relation to other bank indexes and the length of time that the market value of the reporting unit has been below its book value as triggering events and has completed a quantitative analysis to assess whether or not goodwill was impaired.  The analysis estimated fair value of the reporting unit to be $480,850 and the Company has concluded that goodwill was not impaired June 30, 2020.

The determination of the fair value of the reporting unit incorporates assumptions that marketplace participants would use in their estimates of fair value in a change in control transaction, as prescribed by ASC Topic 820.  To arrive at a conclusion of fair value, we utilized both the income approach and the market approach and then applied weighting factors to each approach.  Weighting factors represent our best business judgement of the weightings a market participant would utilize in arriving at fair value of the reporting unit.  In performing the analysis, Company management made numerous assumptions with respect to industry performance, reporting unit business performance, economic and market conditions and various other matters, many of which require significant management judgement.  Projections related to business unit performance over the next five years assumed an economic downturn over a 12-month time horizon subsequently returning to conservative positive growth rates in loan and deposits after that time period.  The analysis performed and the assumptions that are incorporated into the analysis reflect the best currently available estimates and judgements as to the expected future financial performance of the reporting unit.

Further and sustained declines in the Company’s stock price, may require further quantitative and qualitative analysis and could result in an impairment charge being recorded for that period. In the event that the Company concludes that all or a portion of its goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings. Such a charge would have no impact on tangible capital or regulatory capital.

Processes, controls and business continuity plan

As of June 30, 2020, all the Company’s bank locations were open to customers with social distancing measures in place, allowing full access for customer use.  Customers are served by appointment, calling ahead, curbside and drive through but offered full lobby access during normal hours.  The Company does not anticipate incurring additional material cost related to its continued deployment of the preparedness plan and no material operational or internal control challenges or risks have been identified to date.

The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has worked with customers directly affected by COVID-19 and offered short-term assistance in accordance with regulatory guidelines. Commercial borrowers needing assistance have been offered either a 90-day principal and interest deferral or a 180-day principal only deferral.  Commercial borrowers that originally requested a 90-day deferral can request an additional 90-day deferral by providing their previous year financial information, current year interim financial information, projections for the balance of the calendar year and information related to their cash reserves to show a need for the additional 90-day deferral.  Consumers needing assistance have been offered a 90-day principal and interest deferral with an option to request an additional 90-day deferral.  At the end of the deferral period, the interest will be capitalized and the loan re-amortized generally causing a minimal increase to payments for most consumers.  As of June 30, 2020, the Company had executed 1,296 of these deferrals on outstanding loan balances of $649,326, with interest deferred of $7,013.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not automatically considered troubled debt restructurings, are not reflected in past due loan balances and have not been reported as a classified loan solely due to a deferral.  These deferred loans are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if a noted weakness exists.

The following table lists loans by category that have been deferred under the payment deferral program at June 30, 2020.

June 30, 2020
Commercial real estate	$465,373
Commercial and industrial	137,453
Residential real estate	40,929
Agricultural real estate	2,322
Consumer	2,964
Agricultural	285
Total loans	$649,326

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company is actively participating in assisting its customers with applications for resources through the program.  PPP loans originated prior to June 5, 2020, have a two-year term and originated on or after June 5, 2020, have a 5-year term, unless the lender and borrower agree differently.  All PPP loans earn interest at 1%.  As of June 30, 2020, there were 3,081 loans with an outstanding balance of $372,964 that were originated under the PPP program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision for loan loss expense charged to earnings.

Credit

The Company has worked with customers directly affected by COVID-19 and offered short-term assistance in accordance with regulatory guidelines.  Commercial borrowers needing assistance have been offered either a 90-day principal and interest deferral or a 180-day principal only deferral.  Consumers needing assistance have been offered a 90-day principal and interest deferral with a potential additional 90-day deferral.  At the end of the deferral period, the interest will be capitalized and the loan re-amortized generally causing a minimal increase in payments for most consumers.    As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in frequent communication with borrowers to better understand their situation and the challenges faced, allowing it to respond proactively as needs and issues arise.  Should economic conditions worsen, the Company could experience further increases in its required allowance for loan losses and record additional provision for loan losses.  It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Many industries have and will continue to experience adverse impacts as a result of the COVID-19 virus.  Our exposure from outstanding loans and commitments to industries which we consider a higher risk totaled approximately $273,000 in hospitality, $206,000 in retail, $108,000 in restaurants and $63,000 in aircraft manufacturing.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets.  This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company is required to use a new forward-looking current expected credit losses (CECL) model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The ASU was effective for the Company beginning in the first quarter of 2020; however, the CARES Act, issued in 2020, provided temporary relief related to the implementation of this accounting guidance until the earlier of the date on which the national emergency concerning the COVID-19 virus terminates or December 31, 2020.  The Company has elected to utilize this relief and has calculated the allowance for loan losses and the resulting provision for loan losses using the prior incurred loss method at June 30, 2020.  When the temporary relief expires the implementation of this accounting guidance is expected to be applied retroactively back to January 1, 2020.  The Company completed the process of developing credit models and model implementation during the fourth quarter of 2019 and is in the final stages of implementing the internal controls, accounting, financial reporting and governance processes to comply with the new guidance. The adoption of CECL is expected to result in an increase to our total allowance for credit losses (ACL) on loans held for investment and will require a reclassification of purchased credit-impaired discount from loans to the allowance for credit losses.  The expected increase in the ACL is largely attributable to the longer duration of the real estate portfolios.  The ultimate impact to the Company’s financial condition and results of operations of the ASU, at both adoption and each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loan portfolio and other management judgements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which will simplify the subsequent measurement of goodwill. Goodwill and other intangibles must be assessed for impairment annually.  If an entity’s assessment determines that the fair value of an entity is less than its carrying amount, including goodwill, previously, the measurement of goodwill impairment required that the entity’s identifiable net assets be valued following procedures similar to determining the fair value of assets acquired and liabilities assumed in a business combination.  Under ASU 2017-04, goodwill impairment is measured to the extent that the carrying amount of an entity exceeds its fair value.  The amendments in this update are effective for the Company’s annual goodwill impairment tests beginning in 2020.  The amendments are applied on a prospective basis and the impact from the accounting guidance is highly dependent on changes in financial markets and future events.  The Company will monitor indicators of goodwill impairment on a quarterly basis and will record impairment when it is determined to have occurred.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements. For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements. ASU 2018-13 was effective for the Company on January 1, 2020, and did not have a material impact on the Company’s financial statement disclosures.

In March 2020, various regulatory agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus.  The interagency statement was effective immediately and impacted accounting for loan modifications.  This interagency statement was later revised in April 2020 to clarify the interaction between the original interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors, (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms, or other delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  This interagency guidance is expected to have a material impact on the Company’s financial statements; however, this impact cannot be quantified at this time.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2020
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$164,579	$5,038	$—	$169,617
Corporate	7,500	111	—	7,611
	$172,079	$5,149	$—	$177,228
December 31, 2019
Available-for-sale securities
Residential mortgage-backed securities (issued by government-sponsored entities)	$141,082	$1,261	$(276)	$142,067
	$141,082	$1,261	$(276)	$142,067

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following table.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
June 30, 2020
Held-to-maturity securities
U.S. Government-sponsored entities	$994	$39	$—	$1,033
Residential mortgage-backed (securities issued by government sponsored entities)	506,533	22,214	—	528,747
Corporate	24,992	470	(574)	24,888
Small Business Administration loan pools	1,307	68	—	1,375
State and political subdivisions	128,696	4,629	(162)	133,163
	$662,522	$27,420	$(736)	$689,206
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$1,991	$23	$(1)	$2,013
Residential mortgage-backed (securities issued by government sponsored entities)	593,236	11,272	(536)	603,972
Corporate	22,992	503	—	23,495
Small Business Administration loan pools	1,478	12	—	1,490
State and political subdivisions	149,362	3,604	(25)	152,941
	$769,059	$15,414	$(562)	$783,911

The tables above present unrecognized gains and losses on held-to-maturity securities since date of designation.

The fair value and amortized cost of debt securities at June 30, 2020, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$—	$—	$9,974	$10,109
One to five years	—	—	28,001	28,899
Five to ten years	7,500	7,611	52,083	53,351
After ten years	—	—	65,931	68,100
Mortgage-backed securities	164,579	169,617	506,533	528,747
Total debt securities	$172,079	$177,228	$662,522	$689,206

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $789,995 at June 30, 2020, and $780,038 at December 31, 2019.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2020, and December 31, 2019.  There were no available-for-sale securities at June 30, 2020, with unrealized losses.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Available-for-sale securities
Residential mortgage-backed (issued by government-sponsored entities)	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)
Total temporarily impaired securities	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020
Held-to-maturity securities
Corporate	$9,359	$(575)	$—	$—	$9,359	$(575)
State and political subdivisions	2,891	(141)	535	(21)	3,426	(162)
Total temporarily impaired securities	$12,250	$(716)	$535	$(21)	$12,785	$(737)
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$999	$(1)	$999	$(1)
Residential mortgage-backed (issued by government-sponsored entities)	26,246	(51)	96,987	(639)	123,233	(690)
Small Business Administration loan pools	811	(14)	—	—	811	(14)
State and political subdivisions	1,771	(4)	1,354	(21)	3,125	(25)
Total temporarily impaired securities	$28,828	$(69)	$99,340	$(661)	$128,168	$(730)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of June 30, 2020, the Company held 31 held-to-maturity securities in an unrealized loss position.

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

There were no proceeds from sales of available-for-sale securities during the six months ended June 30, 2020, or 2019.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at June 30, 2020, and December 31, 2019.

	June 30, 2020	December 31, 2019
Commercial real estate	$1,191,336	$1,178,427
Commercial and industrial	883,355	571,647
Residential real estate	442,486	503,439
Agricultural real estate	129,080	141,868
Consumer	71,037	68,378
Agricultural	89,040	92,893
Total loans	2,806,334	2,556,652
Allowance for loan losses	(34,078)	(12,232)
Net loans	$2,772,256	$2,544,420

Included in the commercial and industrial loan balances at June 30, 2020, are $372,964 of loans that were originated under the SBA PPP program.

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the first six months of 2020, the Company purchased one pool of residential real estate loans totaling $752.  As of June 30, 2020, and December 31, 2019, residential real estate loans include $112,163 and $144,554 of purchased residential real estate loans.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $6,644 with related loans of $458,166 at June 30, 2020, and $8,287 with related loans of $624,747 at December 31, 2019.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $637 at June 30, 2020, and $815 at December 31, 2019.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended June 30, 2020, and 2019.

June 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$5,223	$4,979	$4,128	$456	$6,537	$592	$21,915
Provision for loan losses	4,095	5,435	1,318	526	907	219	12,500
Loans charged-off	(51)	(255)	(134)	(7)	(175)	(1)	(623)
Recoveries	200	9	3	—	74	—	286
Total ending allowance balance	$9,467	$10,168	$5,315	$975	$7,343	$810	$34,078

June 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,528	$16,056	$3,617	$494	$1,347	$298	$26,340
Provision for loan losses	719	135	(272)	59	257	76	974
Loans charged-off	(582)	(8,244)	(465)	(28)	(389)	(36)	(9,744)
Recoveries	47	1	28	—	129	2	207
Total ending allowance balance	$4,712	$7,948	$2,908	$525	$1,344	$340	$17,777

The following tables present the activity in the allowance for loan losses by class for the six-month periods ended June 30, 2020, and 2019.

June 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Provision for loan losses	5,407	7,350	2,794	391	6,234	264	22,440
Loans charged-off	(59)	(284)	(159)	(24)	(453)	(1)	(980)
Recoveries	200	41	4	—	140	1	386
Total ending allowance balance	$9,467	$10,168	$5,315	$975	$7,343	$810	$34,078

June 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Provision for loan losses	585	13,930	1,129	168	732	76	16,620
Loans charged-off	(608)	(8,738)	(579)	(34)	(681)	(42)	(10,682)
Recoveries	73	49	38	—	223	2	385
Total ending allowance balance	$4,712	$7,948	$2,908	$525	$1,344	$340	$17,777

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of June 30, 2020, and December 31, 2019.

June 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$1,045	$2,948	$845	$395	$83	$105	$5,421
Collectively evaluated for impairment	7,958	6,070	4,384	140	7,260	547	26,359
Purchased credit impaired loans	464	1,150	86	440	—	158	2,298
Total	$9,467	$10,168	$5,315	$975	$7,343	$810	$34,078
Loan Balance:
Individually evaluated for impairment	$4,336	$23,069	$7,622	$1,791	$283	$544	$37,645
Collectively evaluated for impairment	1,180,425	855,712	432,120	124,665	66,265	88,474	2,747,661
Purchased credit impaired loans	6,575	4,574	2,744	2,624	4,489	22	21,028
Total	$1,191,336	$883,355	$442,486	$129,080	$71,037	$89,040	$2,806,334

December 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$281	$199	$303	$56	$39	$57	$935
Collectively evaluated for impairment	3,581	2,848	2,352	459	1,383	394	11,017
Purchased credit impaired loans	57	14	21	93	—	95	280
Total	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Loan Balance:
Individually evaluated for impairment	$4,375	$16,335	$7,358	$584	$381	$518	$29,551
Collectively evaluated for impairment	1,166,106	550,201	493,309	135,776	67,972	90,347	2,503,711
Purchased credit impaired loans	7,946	5,111	2,772	5,508	25	2,028	23,390
Total	$1,178,427	$571,647	$503,439	$141,868	$68,378	$92,893	$2,556,652

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of June 30, 2020, and December 31, 2019.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	June 30, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$166	$37	$—	$2,166	$2,150	$—
Commercial and industrial	19,725	13,857	—	20,152	14,832	—
Residential real estate	4,506	4,288	—	4,395	4,324	—
Agricultural real estate	—	—	—	1,610	1,533	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Subtotal	24,397	18,182	—	28,323	22,839	—
With an allowance recorded:
Commercial real estate	8,143	6,196	1,509	3,469	2,749	338
Commercial and industrial	13,697	12,837	4,098	1,845	1,640	213
Residential real estate	4,555	4,183	931	3,395	3,244	324
Agricultural real estate	6,152	4,900	835	1,142	1,015	149
Consumer	290	283	83	430	381	39
Agricultural	2,500	1,859	263	1,619	1,359	152
Subtotal	35,337	30,258	7,719	11,900	10,388	1,215
Total	$59,734	$48,440	$7,719	$40,223	$33,227	$1,215

The tables below present average recorded investment and interest income related to impaired loans for the three and six months ended June 30, 2020, and 2019.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$37	$1	$2,922	$79
Commercial and industrial	14,113	—	2,156	4
Residential real estate	4,318	—	5,538	31
Agricultural real estate	365	—	2,124	—
Consumer	—	—	34	—
Agricultural	—	—	222	—
Subtotal	18,833	1	12,996	114
With an allowance recorded:
Commercial real estate	6,734	19	7,276	—
Commercial and industrial	9,129	172	25,634	3
Residential real estate	4,030	2	9,710	8
Agricultural real estate	3,655	6	973	—
Consumer	317	—	803	5
Agricultural	1,618	—	478	—
Subtotal	25,483	199	44,874	16
Total	$44,316	$200	$57,870	$130

	As of and for the six months ended
	June 30, 2020		June 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$741	$1	$8,915	$79
Commercial and industrial	14,353	23	2,570	5
Residential real estate	4,320	—	3,867	31
Agricultural real estate	754	5	2,095	—
Consumer	—	—	41	—
Agricultural	—	—	400	—
Subtotal	20,168	29	17,888	115
With an allowance recorded:
Commercial real estate	5,405	19	7,244	74
Commercial and industrial	6,633	172	17,726	3
Residential real estate	3,768	3	8,001	8
Agricultural real estate	2,775	6	729	—
Consumer	338	—	822	5
Agricultural	1,532	—	354	2
Subtotal	20,451	200	34,876	92
Total	$40,619	$229	$52,764	$207

The following tables present the aging of the recorded investment in past due loans as of June 30, 2020, and December 31, 2019, by portfolio and class of loans.

June 30, 2020	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$132	$52	$—	$6,234	$1,184,918	$1,191,336
Commercial and industrial	74	—	—	26,693	856,588	883,355
Residential real estate	284	1,573	2	8,471	432,156	442,486
Agricultural real estate	120	1,697	—	4,900	122,363	129,080
Consumer	118	78	—	283	70,558	71,037
Agricultural	103	—	—	1,859	87,078	89,040
Total	$831	$3,400	$2	$48,440	$2,753,661	$2,806,334

December 31, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,191	$218	$—	$6,913	$1,170,105	$1,178,427
Commercial and industrial	74	11	—	16,906	554,656	571,647
Residential real estate	831	1,008	—	8,013	493,587	503,439
Agricultural real estate	59	78	—	4,807	136,924	141,868
Consumer	402	138	—	381	67,457	68,378
Agricultural	10	14	—	1,359	91,510	92,893
Total	$2,567	$1,467	$—	$38,379	$2,514,239	$2,556,652

Credit Quality Indicators

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship.  Loans that participated in the short-term deferral program are not automatically considered classified solely due to a deferral, are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if a noted weakness exists.  The Company uses the following definitions for risk ratings.

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

The risk category of loans by class of loans is as follows as of June 30, 2020, and December 31, 2019.

June 30, 2020	Unclassified	Classified	Total
Commercial real estate	$1,180,838	$10,498	$1,191,336
Commercial and industrial	846,410	36,945	883,355
Residential real estate	434,008	8,478	442,486
Agricultural real estate	119,667	9,413	129,080
Consumer	70,754	283	71,037
Agricultural	83,243	5,797	89,040
Total	$2,734,920	$71,414	$2,806,334

December 31, 2019	Unclassified	Classified	Total
Commercial real estate	$1,167,101	$11,326	$1,178,427
Commercial and industrial	539,877	31,770	571,647
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The table below lists recorded investments in purchased credit impaired loans as of June 30, 2020, and December 31, 2019.

	June 30, 2020	December 31, 2019
Contractually required principal payments	$26,949	$29,895
Discount	(5,921)	(6,505)
Recorded investment	$21,028	$23,390

The accretable yield associated with these loans was $2,786 and $3,127 as of June 30, 2020, and December 31, 2019.  The

interest income recognized on these loans for the three-month periods ended June 30, 2020, and 2019, was $345 and $273.  The interest income recognized on these loans for the six-month periods ended June 30, 2020, and 2019, was $861 and $554.  For the three-month period ended June 30, 2020, there was a provision for loan losses of $1,350 and for the six-month period ended June 30, 2020, there was a provision for loan losses of $2,018 recorded for these loans.  For the three-month period ended June 30, 2019, there was a provision for loan losses reversal of $39 and for the six-month period ended June 30, 2019, there was a provision for loan losses of $163 recorded for these loans.

Troubled Debt Restructurings

The Company had troubled debt restructurings with an amortized cost of $15,063 and $15,508 as of June 30, 2020, and December 31, 2019.  The Company had allocated $334 of allowance for these loans at June 30, 2020.  At December 31, 2019, there was no allowance for these loans.  At June 30, 2020, and December 31, 2019, there were no commitments to lend additional amounts on these loans.

There were no loan modifications considered to be troubled debt restructurings that occurred during the three or six-month periods ended June 30, 2020, or 2019.

No restructured loans that were modified within the twelve months preceding June 30, 2020, have subsequently had a payment default.  There were no troubled debt restructurings within the twelve months preceding June 30, 2019.  Default is determined at 90 or more days past due, charge-off or foreclosure.

As of June 30, 2020, we had executed 1,296 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $649,326 in connection with the COVID-19 relief provided by the CARES Act.  These deferrals were no more than 180 days in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At June 30, 2020, the portfolio of interest rate swaps had a weighted average maturity of 6.8 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.24%.  At December 31, 2019, the portfolio of interest rate swaps had a weighted average maturity of 7.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 4.78%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At June 30, 2020, this portfolio of interest rate swaps had a weighted average maturity of 8.3 years, weighted average pay rate of 4.24% and a weighted average rate received of 4.24%.  At December 31, 2019, this portfolio of interest rate swaps had a weighted average maturity of 8.8 years, weighted average pay rate of 4.92% and weighted average rate received of 4.92%.

In 2009, the Company purchased an interest rate cap derivative to assist with interest-rate risk management.  This was not designated as a hedging instrument but rather as a stand-alone derivative.  During 2019, the interest rate cap derivative matured.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2020, and December 31, 2019.

	June 30, 2020			December 31, 2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,693	$—	$588	$5,797	$30	$177
Total derivatives designated as hedging relationships	5,693	—	588	5,797	30	177
Derivatives not designated as hedging instruments:
Interest rate swaps	113,833	8,084	8,962	114,571	3,505	3,899
Interest rate caps/floors	—	—	—	—	—	—
Total derivatives not designated as hedging instruments	113,833	8,084	8,962	114,571	3,505	3,899
Total	$119,526	8,084	9,550	$120,368	3,535	4,076
Cash collateral		—	(9,441)		—	(4,186)
Netting adjustments		15	15		182	182
Net amount presented in Balance Sheet		$8,099	$124		$3,717	$72

 The table below lists designated and qualifying hedged items in fair value hedges at June 30, 2020.

	June 30, 2020
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$5,693	$582	$—
Total	$5,693	$582	$—

The Company reports hedging derivative gains/(losses) as adjustments to loan interest income along with the related net interest settlements and the derivative gains/(losses) and net interest settlements for economic derivatives are reported in other income. For the three and six-month periods ended June 30, 2020, and 2019, the Company recorded net gains/(losses) on derivatives and hedging activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedges	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	8	(259)	(484)	(321)
Interest rate caps/floors	—	—	—	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	8	(259)	(484)	(322)
Net gains (losses) on derivatives and hedging activities	$8	$(259)	$(484)	$(322)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended June 30, 2020, and 2019.

	June 30, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(37)	$37	$—	$(24)
Total	$(37)	$37	$—	$(24)

	June 30, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(495)	$495	$—	$8
Total	$(495)	$495	$—	$8

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six-month periods ended June 30, 2020, and 2019.

	June 30, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(436)	$436	$—	$(33)
Total	$(436)	$436	$—	$(33)

	June 30, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(796)	$796	$—	$19
Total	$(796)	$796	$—	$19

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended June 30, 2020, and December 31, 2019, are listed below.

	June 30, 2020
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,847	$3,811	16.4	2.97%
Total operating leases	$3,847	$3,811	16.4	2.97%

	December 31, 2019
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$4,153	$4,112	16.0	2.95%
Total operating leases	$4,153	$4,112	16.0	2.95%

Operating lease costs for the three and six-month periods ended June 30, 2020, and 2019, are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$183	$182	$365	$355
Short-term lease cost	—	—	—	—
Variable lease cost	8	10	19	23
Total operating lease cost	$191	$192	$384	$378

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or six-month periods ended June 30, 2020.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	June 30, 2020
Due in one year or less	$548
Due after one year through two years	503
Due after two years through three years	471
Due after three years through four years	279
Due after four years through five years	215
Thereafter	2,940
Total undiscounted cash flows	4,956
Discount on cash flows	(1,145)
Total operating lease liability	$3,811

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2020, and December 31, 2019, are listed below.

	June 30, 2020	December 31, 2019
Federal funds purchased	$—	$—
Retail repurchase agreements	51,557	35,708

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $54,049 and $40,412 at June 30, 2020, and December 31, 2019.  The agreements are on a day-to-day basis and can be terminated on demand.

	June 30, 2020	December 31, 2019
Year-to-date average daily balance during the period	$42,468	$42,459
Maximum month-end balance year-to-date	$53,543	$45,575
Weighted average interest rate at period-end	0.19%	0.40%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of June 30, 2020, are listed below.

	June 30, 2020	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$80,000	0.35%	—
Federal Home Loan Bank fixed-rate term advances	264,855	0.81%	0.3
Total principal outstanding	344,855
Merger purchase accounting adjustment	45
Total Federal Home Loan Bank advances	$344,900

Federal Home Loan Bank advances as of December 31, 2019, are listed below.

	December 31, 2019	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$311,223	1.79%	—
Federal Home Loan Bank fixed-rate term advances	13,095	2.80%	2.7
Total principal outstanding	324,318
Merger purchase accounting adjustment	55
Total Federal Home Loan Bank advances	$324,373

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $677,537 and $811,394 at June 30, 2020, and December 31, 2019.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $305,674 and $448,278 at June 30, 2020, and December 31, 2019.

Federal Reserve Bank discount window

At June 30, 2020, to support the $605,893 borrowing capacity from the Federal Reserve Bank, the Company has pledged loans with an outstanding balance of $625,887 and securities with a fair value of $72,225.  No borrowings were secured from this facility at periods ended June 30, 2020, or 2019.

Bank stock loan

On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $30,000, secured by the Company’s stock in Equity Bank.  The borrowing facility was amended on March 11, 2019, to provide a maximum borrowing facility of $40,000 and extend the maturity to May 15, 2020.  The loan was extended to August 15, 2020, and subsequently renewed and amended on June 30, 2020, with a maturity date of August 15, 2021.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.50%.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five-year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.

On June 30, 2020, there was no outstanding principal balance on the bank stock loan.

Bank stock loan advances as of December 31, 2019, are listed below.

	December 31, 2019	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$8,990	4.75%	3.7

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios, and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due.  For the six months ended June 30, 2020, the lender has granted the Company a waiver with reference to the return on assets ratio covenant contained within our loan contract.  The Company was in compliance with all other terms of the borrowing facility.

Subordinated debt

Subordinated debt as of June 30, 2020, and December 31, 2019, are listed below.

	June 30, 2020	December 31, 2019
Subordinated debentures	$14,715	$14,561
Subordinated notes	40,860	—
Total	$55,575	$14,561

Subordinated debentures

In conjunction with prior acquisitions, the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company.  These subordinated debentures have the same terms as the trust preferred securities issued by the special purpose unconsolidated subsidiaries.

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

Subordinated debentures as of June 30, 2020, and December 31, 2019, are listed below.

	June 30, 2020	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	3.22%	14.8
CTIII subordinated debentures	5,155	2.20%	17.0
CFSTI subordinated debentures	5,155	3.53%	12.5
Total contractual balance	20,620
Fair market value adjustments	(5,905)
Total subordinated debentures	$14,715

	December 31, 2019	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	3.99%	15.3
CTIII subordinated debentures	5,155	3.78%	17.5
CFSTI subordinated debentures	5,155	5.20%	13.0
Total contractual balance	20,620
Fair market value adjustments	(6,059)
Total subordinated debentures	$14,561

Subordinated notes

On June 29, 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $42,000 in aggregate principal amount of its 7.00% Fixed-to-Floating Rate Subordinated notes due 2030.  The notes were issued under an Indenture, dated as of June 29, 2020 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee.  The notes will mature on June 30, 2030.  From June 29, 2020, through June 29, 2025, the Company will pay interest on the notes semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2020, at a fixed interest rate of 7.00%.  Beginning June 30, 2025, the notes convert to a floating interest rate, to be reset quarterly, equal to the then-current Three-Month Term SOFR, as defined in the Indenture, plus 688 basis points.  Interest payments during the floating-rate period will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2025.  On July 23, 2020, the Company closed on an additional $33,000 of subordinated notes with the same terms as the June 29, 2020, issue.

Subordinated notes as of June 30, 2020, are listed below.

June 30, 2020
Subordinated notes	$42,000
Total principal outstanding	42,000
Debt issuance cost	(1,140)
Total subordinated notes	$40,860

Future principal repayments

Future principal repayments of the June 30, 2020, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$51,557	$335,677	$—	$—	$387,234
Due after one year through two years	—	2,357	—	—	2,357
Due after two years through three years	—	2,357	—	—	2,357
Due after three years through four years	—	2,107	—	—	2,107
Due after four years through five years	—	1,857	—	—	1,857
Thereafter	—	500	20,620	42,000	63,120
Total	$51,557	$344,855	$20,620	$42,000	$459,032

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At June 30, 2020, and December 31, 2019, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01.

The following table presents shares that were issued and were held in treasury or were outstanding at June 30, 2020, and December 31, 2019.

	June 30, 2020	December 31, 2019
Class A common stock – issued	17,205,821	17,136,493
Class A common stock – held in treasury	(1,987,520)	(1,692,059)
Class A common stock – outstanding	15,218,301	15,444,434
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on April 24, 2019.  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  The first offering period began on February 15, 2019, and ended on August 14, 2019.  In connection with the first offering, a total of 19,221 shares were purchased at a price of $21.07 per share.  The second offering period began August 15, 2019, and ended February 14, 2020.  In connection with the second offering, a total of 16,795 shares were purchased at a price of $21.11 per share.  The third offering period began February 15, 2020, and will end on August 14, 2020.  ESPP compensation expense of $21 and $50 was recorded for the three and six-month periods ended June 30, 2020.  ESPP compensation expense of $40 and $62 was recorded for the three and six-month periods ended June 30, 2019.

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

Accumulated other comprehensive income (loss)

At June 30, 2020, and December 31, 2019, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income (loss) as of June 30, 2020, and December 31, 2019, are listed below.

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income (Loss)
June 30, 2020
Net unrealized or unamortized gains (losses)	$5,149	$(620)	$4,529
Tax effect	(1,295)	156	(1,139)
	$3,854	$(464)	$3,390
December 31, 2019
Net unrealized or unamortized gains (losses)	$985	$(988)	$(3)
Tax effect	(248)	248	—
	$737	$(740)	$(3)

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, and became fully phased in by January 1, 2019.  The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of June 30, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2020, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2020, and December 31, 2019, are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2020
Total capital to risk weighted assets
Equity Bancshares, Inc.	$415,036	15.33%	$284,352	10.50%	$ N/A	N/A
Equity Bank	388,292	14.36%	283,899	10.50%	270,380	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	340,322	12.57%	230,190	8.50%	N/A	N/A
Equity Bank	354,491	13.11%	229,823	8.50%	216,304	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	325,607	12.02%	189,568	7.00%	N/A	N/A
Equity Bank	354,491	13.11%	189,266	7.00%	175,747	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	340,322	8.52%	159,779	4.00%	N/A	N/A
Equity Bank	354,491	8.88%	159,603	4.00%	199,504	5.00%
December 31, 2019
Total capital to risk weighted assets
Equity Bancshares, Inc.	$352,853	12.59%	$294,341	10.50%	$ N/A	N/A
Equity Bank	348,951	12.47%	293,917	10.50%	279,921	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	340,621	12.15%	238,276	8.50%	N/A	N/A
Equity Bank	336,719	12.03%	237,933	8.50%	223,937	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,060	11.63%	196,227	7.00%	N/A	N/A
Equity Bank	336,719	12.03%	195,945	7.00%	181,949	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	340,621	9.02%	151,072	4.00%	N/A	N/A
Equity Bank	336,719	8.92%	150,943	4.00%	188,679	5.00%

 Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six-month periods ended June 30, 2020, and 2019.

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Basic:
Net income allocable to common stockholders	$1,689	$9,232	$2,947	$5,159
Weighted average common shares outstanding	15,209,388	15,723,116	15,297,028	15,761,333
Weighted average vested restricted stock units	95	195	1,562	2,353
Weighted average shares	15,209,483	15,723,311	15,298,590	15,763,686
Basic earnings per common share	$0.11	$0.59	$0.19	$0.33
Diluted:
Net income allocable to common stockholders	$1,689	$9,232	$2,947	$5,159
Weighted average common shares outstanding for:
Basic earnings per common share	15,209,483	15,723,311	15,298,590	15,763,686
Dilutive effects of the assumed exercise of stock options	69,802	184,497	118,999	212,397
Dilutive effects of the assumed vesting of restricted stock units	23,453	10,466	28,016	16,182
Dilutive effects of the assumed exercise of ESPP purchases	1,271	—	3,912	—
Average shares and dilutive potential common shares	15,304,009	15,918,274	15,449,517	15,992,265
Diluted earnings per common share	$0.11	$0.58	$0.19	$0.32

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table.

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Stock options	439,060	363,051	346,574	320,713
Restricted stock units	201,790	149,701	149,124	2,280
Total antidilutive shares	640,850	512,752	495,698	322,993

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	June 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$169,617	$—
Corporate	—	7,611	—
Derivative assets:
Derivative assets (included in other assets)	—	8,084	—
Cash collateral held by counterparty and netting adjustments	15	—	—
Total derivative assets	15	8,084	—
Other assets:
Equity securities with readily determinable fair value	501	—	—
Total other assets	501	—	—
Total assets	$516	$177,701	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$9,550	$—
Cash collateral held by counterparty and netting adjustments	(9,426)	—	—
Total derivative liabilities	(9,426)	9,550	—
Total liabilities	$(9,426)	$9,550	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$—	$142,067	$—
Derivative assets:
Derivative assets (included in other assets)	—	3,535	—
Cash collateral held by counterparty and netting adjustments	182	—	—
Total derivative assets	182	3,535	—
Other assets:
Equity securities with readily determinable fair value	489	—	—
Total other assets	489	—	—
Total assets	$671	$145,602	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$4,076	$—
Cash collateral held by counterparty	(4,004)	—	—
Total derivative liabilities	(4,004)	4,076	—
Total liabilities	$(4,004)	$4,076	$—

There were no material transfers between levels during the six months ended June 30, 2020, or the year ended December 31, 2019.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	June 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$4,687
Commercial and industrial	—	—	8,739
Residential real estate	—	—	3,252
Agricultural real estate	—	—	4,065
Other	—	—	1,796
Other real estate owned:
Commercial real estate	—	—	5,014
Residential real estate	—	—	619

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,411
Commercial and industrial	—	—	15,688
Residential real estate	—	—	2,920
Agricultural real estate	—	—	866
Other	—	—	1,549
Other real estate owned:
Commercial real estate	—	—	1,268
Residential real estate	—	—	42

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2020, or at December 31, 2019.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
June 30, 2020
Impaired real estate loans	$22,539	Sales Comparison Approach	Adjustments for differences between comparable sales with additional 10.00% stress	9% - 33% (21%)
Impaired other real estate owned	$5,633	Sales Comparison Approach	Adjustments for differences between comparable sales with additional 13.29% stress	10% - 55% (33%)
December 31, 2019
Impaired real estate loans	$9,173	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 12% (8%)
Impaired other loans	$14,261	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5X)
Impaired other real estate owned	$1,310	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 55% (32%)

Carrying amount and estimated fair values of financial instruments at period end were as follows.

	June 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$178,290	$178,290	$178,290	$—	$—
Interest-bearing time deposits in other banks	2,248	2,248	—	2,248	—
Available-for-sale securities	177,228	177,228	—	177,228	—
Held-to-maturity securities	662,522	689,206	—	689,206	—
Loans held for sale	4,802	4,802	—	4,802	—
Loans, net of allowance for loan losses	2,772,256	2,753,585	—	—	2,753,585
Federal Reserve Bank and Federal Home Loan Bank stock	31,832	N/A	N/A	N/A	N/A
Interest receivable	19,598	19,598	—	19,598	—
Derivative assets	8,084	8,084	—	8,084	—
Cash collateral held by derivative counterparty and netting adjustments	15	15	15	—	—
Total derivative assets	8,099	8,099	15	8,084	—
Equity securities with readily determinable fair value	501	501	501	—	—
Total assets	$3,857,376	$3,833,557	$178,806	$901,166	$2,753,585
Financial liabilities:
Deposits	$3,247,267	$3,252,323	$—	$3,252,323	$—
Federal funds purchased and retail repurchase agreements	51,557	51,557	—	51,557	—
Federal Home Loan Bank advances	344,900	345,601	—	345,601	—
Subordinated debt	55,575	55,575	—	55,575	—
Contractual obligations	5,571	5,571	—	5,571	—
Interest payable	3,202	3,202	—	3,202	—
Derivative liabilities	9,550	9,550	—	9,550	—
Cash collateral held by derivative counterparty and netting adjustments	(9,426)	(9,426)	(9,426)	—	—
Total derivative liabilities	124	124	(9,426)	9,550	—
Total liabilities	$3,708,196	$3,713,953	$(9,426)	$3,723,379	$—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,291	$89,291	$89,291	$—	$—
Interest-bearing time deposits in other banks	2,498	2,498	—	2,498	—
Available-for-sale securities	142,067	142,067	—	142,067	—
Held-to-maturity securities	769,059	783,911	—	783,911	—
Loans held for sale	5,933	5,933	—	5,933	—
Loans, net of allowance for loan losses	2,544,420	2,538,209	—	—	2,538,209
Federal Reserve Bank and Federal Home Loan Bank stock	31,137	N/A	N/A	N/A	N/A
Interest receivable	15,738	15,738	—	15,738	—
Derivative assets	3,535	3,535	—	3,535	—
Cash collateral held by derivative counterparty and netting adjustments	182	182	182	—	—
Total derivative assets	3,717	3,717	182	3,535	—
Equity securities with readily determinable fair value	489	489	489	—	—
Total assets	$3,604,349	$3,581,853	$89,962	$953,682	$2,538,209
Financial liabilities:
Deposits	$3,063,516	$3,070,305	$—	$3,070,305	$—
Federal funds purchased and retail repurchase agreements	35,708	35,708	—	35,708	—
Federal Home Loan Bank advances	324,373	324,373	—	324,373	—
Bank stock loan	8,990	8,990	—	8,990	—
Subordinated debt	14,561	14,561	—	14,561	—
Contractual obligations	5,836	5,836	—	5,836	—
Interest payable	4,454	4,454	—	4,454	—
Derivative liabilities	4,076	4,076	—	4,076	—
Cash collateral held by derivative counterparty and netting adjustments	(4,004)	(4,004)	(4,004)	—	—
Total derivative liabilities	72	72	(4,004)	4,076	—
Total liabilities	$3,457,510	$3,464,299	$(4,004)	$3,468,303	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2020, and December 31, 2019, were as follows.

	June 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$55,636	$101,156	$41,916	$141,685
Mortgage loans in the process of origination	11,338	6,463	9,200	2,473
Unused lines of credit	88,796	164,601	95,866	150,749

The fixed rate loan commitments have interest rates ranging from 2.44% to 8.09% and maturities ranging from 1 month to 191 months.

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

The contractual amounts of standby letters of credit as of June 30, 2020, and December 31, 2019, were as follows.

	June 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$2,914	$3,409	$2,877	$3,352

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three and six-month periods ended June 30, 2020, and 2019.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Non-interest income
Service charges and fees	$1,365	$2,240	$3,391	$4,163
Debit card income	2,201	2,186	4,244	3,924
Mortgage banking(a)	831	562	1,421	879
Increase in bank-owned life insurance(a)	481	499	963	987
Net gain (loss) from securities transactions(a)	4	7	12	13
Other
Investment referral income	133	149	299	324
Trust income	83	59	154	120
Insurance sales commissions	11	15	29	45
Recovery on zero-basis purchased loans(a)	92	32	106	78
Income from equity method investments(a)	5	16	—	13
Other non-interest income related to loans and deposits	345	683	217	1,219
Other non-interest income not related to loans and deposits(a)	181	3	202	10
Total other non-interest income	850	957	1,007	1,809
Total	$5,732	$6,451	$11,038	$11,775
(a) Not within the scope of ASC 606.

NOTE 14 – SUBSEQUENT EVENTS

On June 29, 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $42,000 in aggregate principal amount of its 7.00% Fixed-to-Floating Rate Subordinated notes due 2030.  On July 23, 2020, the Company closed on an additional $33,000 of subordinated notes with the same terms as the June 29, 2020, issue.  For additional information, see “NOTE 6 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statements.

Also, on July 23, 2020, the Company’s Board of Directors voted to reinstate the stock repurchase program.  At the time of the reinstatement, the Company had previously repurchased a total of 716,477 shares at a weighted average price paid of $24.79 per share.  There are a total of 383,523 shares that may yet be purchased under the plan.  For additional information, see “NOTE 7 – STOCKHOLDERS’ EQUITY” in the Condensed Notes to Interim Consolidated Financial Statements.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 49 full-service banking sites located in Arkansas, Kansas, Missouri and Oklahoma.  As of June 30, 2020, we had consolidated total assets of $4.21 billion, total loans held for investment of $2.77 billion, net of allowances, total deposits of $3.25 billion and total stockholders’ equity of $479.8 million.  During the three-month periods ended June 30, 2020, and June 30, 2019, net income was $1.7 million and $9.2 million.  During the six-month periods ended June 30, 2020, and June 30, 2019, net income was $2.9 million and $5.2 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts).

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$37,933	$40,557	$42,984	$44,549	$44,764
Interest expense	5,042	8,462	10,579	13,023	13,476
Net interest income	32,891	32,095	32,405	31,526	31,288
Provision for loan losses	12,500	9,940	1,055	679	974
Net gain (loss) from securities transactions	4	8	(3)	4	7
Other non-interest income	5,728	5,298	6,644	6,568	6,444
Merger expenses	—	—	—	—	276
Other non-interest expense	23,937	25,758	24,846	24,223	24,747
Income before income taxes	2,186	1,703	13,145	13,196	11,742
Provision for income taxes	497	445	3,131	2,790	2,510
Net income	1,689	1,258	10,014	10,406	9,232
Net income allocable to common stockholders	1,689	1,258	10,014	10,406	9,232
Basic earnings per share	$0.11	$0.08	$0.65	$0.67	$0.59
Diluted earnings per share	$0.11	$0.08	$0.64	$0.66	$0.58
Balance Sheet Data (at period end)
Cash and cash equivalents	$178,290	$142,252	$89,291	$168,053	$181,418
Available-for-sale securities	177,228	187,812	142,067	152,680	161,082
Held-to-maturity securities	662,522	721,992	769,059	764,163	766,950
Loans held for sale	4,802	6,494	5,933	8,784	6,761
Gross loans held for investment	2,806,334	2,507,123	2,556,652	2,600,924	2,679,985
Allowance for loan losses	34,078	21,915	12,232	17,875	17,777
Loans held for investment, net of allowance for loan losses	2,772,256	2,485,208	2,544,420	2,583,049	2,662,208
Goodwill and core deposit intangibles, net	154,563	155,537	156,339	157,159	157,944
Other intangible assets, net	1,154	1,167	1,179	1,191	1,203
Total assets	4,205,269	3,943,832	3,949,578	4,074,663	4,180,074
Total deposits	3,247,267	2,960,397	3,063,516	3,106,929	3,185,893
Borrowings	452,032	481,371	383,632	480,000	515,582
Total liabilities	3,725,503	3,466,481	3,471,518	3,607,613	3,721,668
Total stockholders’ equity	479,766	477,351	478,060	467,050	458,406
Tangible common equity*	324,049	320,647	320,542	308,700	299,259
Performance ratios
Return on average assets (ROAA) annualized	0.16%	0.13%	1.01%	1.02%	0.92%
Return on average equity (ROAE) annualized	1.40%	1.05%	8.39%	8.91%	8.10%
Return on average tangible common equity (ROATCE) annualized*	3.03%	2.35%	13.42%	14.38%	13.29%
Yield on loans annualized	4.68%	5.47%	5.67%	5.70%	5.74%
Cost of interest-bearing deposits annualized	0.63%	1.09%	1.32%	1.56%	1.64%
Net interest margin annualized	3.49%	3.67%	3.61%	3.42%	3.42%
Efficiency ratio*	61.98%	68.88%	63.63%	63.59%	65.59%
Non-interest income / average assets annualized	0.55%	0.55%	0.67%	0.65%	0.64%
Non-interest expense / average assets annualized	2.31%	2.66%	2.51%	2.38%	2.49%
Capital Ratios
Tier 1 Leverage Ratio	8.52%	9.02%	9.02%	8.49%	8.26%
Common Equity Tier 1 Capital Ratio	12.02%	11.67%	11.63%	11.08%	10.46%
Tier 1 Risk Based Capital Ratio	12.57%	12.20%	12.15%	11.59%	10.95%

Total Risk Based Capital Ratio	15.33%	13.00%	12.59%	12.21%	11.56%
Equity / Assets	11.41%	12.10%	12.10%	11.46%	10.97%
Tangible common equity to tangible assets*	8.00%	8.47%	8.45%	7.88%	7.44%
Book value per share	$31.53	$31.41	$30.95	$30.25	$29.45
Tangible common book value per share*	$21.29	$21.10	$20.75	$19.99	$19.23
Tangible common book value per diluted share*	$21.13	$20.96	$20.39	$19.73	$18.99

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2019, audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.  There have been no material changes in our critical accounting policies since that time.  We believe that of our significant accounting policies, the following may involve a higher degree of judgment and complexity.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.

Loans and allowance for loan losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the collectability of a loan balance is unlikely.  Subsequent recoveries, if any, are credited to the allowance.  Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  A loan review process, independent of the loan approval process, is utilized by management to verify loans are being made and administered in accordance with company policy, to review loan risk grades and potential losses, to verify that potential problem loans are receiving adequate and timely corrective measures to avoid or reduce losses and to assist in the verification of the adequacy of the loan loss reserve.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Goodwill Impairment:  At June 30, 2020, we had goodwill of $136.4 million, representing approximately 28% of equity.  Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified.

We have selected December 31 as the date to perform our annual goodwill impairment test; however, if during the year we become aware of quantitative or qualitative data that suggest goodwill impairment may have occurred, we will test on an interim basis as well.  At June 30, 2020, the Company considered the on-going economic market disruption, the movement of the Company’s stock price in relation to other bank indexes and the length of time that the market value of the reporting unit has been below its book value as triggering events and has completed a quantitative analysis to assess whether or not goodwill was impaired.  This analysis estimated fair value of Equity Bancshares, Inc., the sole reporting unit, to be $480,850 which exceeded carrying value by 0.23%, and the Company has concluded that goodwill was not impaired at June 30, 2020.

Our quantitative impairment analysis utilizes the discounted cash flow model for the income approach and the market multiple methodology and comparable transaction methodology as the market approach.  These valuation methodologies utilize key assumptions that include forecasts of revenues and expenses derived from internal management projections for a period of five years, changes in working capital estimates, company specific discount rate derived from a rate build up approach, externally sourced bank peer group market multiples and externally sourced bank peer group change in control premium, all of which are highly subjective and require significant management judgement.  The internal management projections were based on an assumed downturn in the economy over a 12-month time horizon and returning to conservative positive growth rates in loan and deposits after that time period.  Changes in these key assumptions could materially affect our estimate of the reporting unit fair value and could affect our conclusion regarding the existence of potential impairment.

Our estimate of the reporting unit fair value may be adversely impacted by declining economic conditions, higher than projected credit losses or changes in the markets in which we operate.  Additionally, if future operating results of the reporting unit are below our current modeled expectations, fair value estimates may decline.  Any of these factors could result in future impairments and those impairments could be significant.

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

Recent Developments

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale.  While some industries have been impacted more severely than others, all businesses have been impacted to some degree.  This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by federal, state and local government.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020, as a $2 trillion legislative package.  The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The package also includes extensive emergency funding for hospitals and medical providers.  In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on our operations.  While it is not possible to know the full universe or extent of these impacts as of the date of this filing, we are disclosing potentially material items of which we are aware.

Financial position and results of operations

Pertaining to our June 30, 2020, financial condition and results of operations, COVID-19 had a material impact on our allowance for loan losses.  While we have not yet experienced any charge-offs related to COVID-19, our allowance for loan losses calculation and resulting provision for loan losses are significantly impacted by changes in economic conditions.  Given that economic scenarios have become less certain since the pandemic was declared in early March, we believe our need for additional allowance for loan losses has increased significantly.  Refer to our discussion of the allowance for loan losses in Note 1 and Note 3 of our unaudited financial statements as well as further discussion later in this section.  Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional provision for loan losses expense.  The execution of the payment deferral program discussed in the following commentary improved our ratio of past due loans to total loans.  It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Our interest and fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, we are actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, we are unable to project the materiality of such an impact but recognize the breadth of the economic impact may affect our borrowers’ ability to repay in future periods.

Capital and liquidity

As of June 30, 2020, all our capital ratios and our subsidiary bank’s capital ratios were in excess of all regulatory requirements.

While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios by further credit losses.  We rely on cash on hand as well as dividends from our subsidiary bank to service our debt.  If our subsidiary bank capital deteriorates such that it is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

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

Asset valuation

Currently, we do not expect COVID-19 to affect our ability to account timely for the assets on our balance sheet.  However, this could change in future periods.  While certain valuation assumptions and judgments will change to account for pandemic-related circumstances such as widening credit spreads, we do not anticipate significant changes in methodology used to determine the fair value of assets measured in accordance with GAAP.

As of June 30, 2020, our goodwill was not impaired.  COVID-19 could cause a further and sustained decline in our stock price, which may require further quantitative and qualitative analysis and could result in an impairment charge being recorded for that period.  If we conclude that all or a portion of our goodwill is impaired, a non-cash charge for the amount of such impairment would be recorded to earnings.  Such a charge would have no impact on tangible capital or regulatory capital.  At June 30, 2020, we had goodwill of $136.4 million, representing approximately 28% of equity.

Our processes, controls and business continuity plan

In early March 2020, the Company successfully deployed a modified working strategy, including emphasis on social distancing and remote work as necessary to emphasize the safety of our teams and continuity of our business processes.  The Company and its leaders provided timely communication to team members and customers, implemented protocols for team member safety and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of a portion of our operational team to a remote environment, while the remainder of the team continued to work on location in a workspace emphasizing social distancing.  To achieve implementation of our working strategy, during the first quarter of 2020, we incurred a minimal amount of technology spending to provide additional laptops to team members who required them to work remotely.  In early May 2020, all the Company’s bank locations were open to customers with social distancing measures in place.  The Company continues to serve customers curbside and drive through but offers full lobby access during normal hours.  No material operational or internal control challenges or risks have been identified to date.  We continue to anticipate and respond to any future COVID-19 interruptions or developments.  As of June 30, 2020, we do not anticipate significant challenges to our ability to maintain our systems and controls considering the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company executed a payment deferral program for our commercial lending clients that were adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company originally deferred either the full loan payment or the principal component of the loan payment for 90 or 180 days.  Loans originally deferred for 90 days may, dependent on specific qualifications, be approved for an additional 90-day deferral.  As of June 30, 2020, the Company has 1,296 loans, totaling $649.3 million, that have been granted a payment deferral as part of our COVID-19 response.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not automatically considered troubled debt restructurings, are not reflected in past due loan balances and have been reported as a classified loan solely due to a deferral.  These deferred loans are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if a noted weakness exists.

With the passage of the PPP, administered by the SBA, the Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans generally have a two-year term and earn interest at 1%.  As of June 30, 2020, we have 3,081 loans, with an outstanding balance of $373.0 million that were originated under this program.  It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government.  Should those circumstances change, we could be required to establish additional allowance for loan losses through additional provision for loan expense charged to earnings.

The Company participates in the Main Street Lending Program (“Program”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.  There were no loans outstanding under the Program for the periods ended June 30, 2020, or 2019.

Credit

While all industries have and will continue to experience adverse impacts as a result of COVID-19 virus, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories we considered to be most at-risk of a significant impact as of June 30, 2020.

Hospitality Lending:

The Company’s exposure to the hospitality sector at June 30, 2020, approximated $273.0 million, or 11.2%, of total loans excluding PPP loans.  Of these loans, $195.0 million, or 71.4%, are participating in a deferral program.

The top 20 loans within this portfolio comprise $211.7 million, or 77.5%, of the total exposure.  These loans are geographically diversified and well secured.  The borrowers are well known to the Bank and experienced hoteliers who have evidenced efforts to enhance profitability in the current economic environment by driving down costs and creatively occupying their properties, including arrangements with medical professionals and others on the front line of this pandemic.  Historically, the portfolio has exhibited strong operational cash flows.

The remainder of the portfolio is comprised of many smaller balance loans.

Restaurants:

The Company’s exposure to the restaurant segment at June 30, 2020, approximated $108.0 million, or 4.4%, of total loans, excluding PPP loans as summarized below.

•	60% quick service restaurants, including franchises with national scale and roots in our footprint
•	36% national scale, casual dining
•	4% local and independent bars and restaurants

Of these loans, $82.4 million, or 76.5%, are participating in a deferral program.  Of the deferred loans, the majority are within the quick service sector and were granted a deferral at the onset of the pandemic.  These franchises have experienced better than expected performance following the pandemic response and are expected to continue to perform moving forward.

This borrower base is predominantly franchisees; however, we have one troubled debt restructuring that is a significant franchisor relationship with a carrying balance of $13.9 million as of June 30, 2020.  This relationship is also participating in the deferral program mentioned above.

Retail Lending:

The Company’s exposure in the retail space at June 30, 2020, approximated $206.0 million, or 8.5%, of total loans excluding PPP loans as summarized below.

•	50% retail real estate
•	35% new and used vehicle dealerships
•	11% grocery stores, pet stores, pharmacies, gas stations and convenience stores
•	4% amusement and recreation

Of these loans, $141.7 million, or 68.7%, are participating in a deferral program.  The real estate amusement and recreation portfolios are well secured via underlying assets and borrower guarantees.  The new and used vehicle dealership portfolio has performed better than expected in the current environment and is expected to continue to do so.  The grocery stores, pet stores, pharmacies, gas stations and convenience stores have not seen significant volume reduction in the current environment.

Aircraft Manufacturing:

The Company’s exposure to the aircraft manufacturing category at June 30, 2020, approximated $63.0 million, or 2.6%, of total loans excluding PPP loans.  Of these loans, $17.6 million, or 27.9%, are participating in a deferral program.  The portfolio is comprised of experienced industry operators who have historically performed without exception.

We have worked with customers directly affected by COVID-19.  We are prepared to offer short-term assistance in accordance with regulator guidelines.  As a result of the current economic environment caused by the COVID-19 virus, we are engaging in frequent communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

While management is optimistic about the performance of the above addressed portions of the portfolio as a whole, the Company acknowledges the risks associated with the current economic conditions and related unknowns.  These risks are believed to have been addressed and reserved for through our allowance for loan losses and associated provision for loan losses as of and for the period ended June 30, 2020.

Retail operations

The Company is committed to assisting our customers and communities in this time of need.  The Company is serving customers curbside and drive through but offers full lobby access during normal hours.  We have introduced temporary changes to help with the financial hardship caused by COVID-19 for both our customers and non-customers.

The Company continues to monitor the safety of our staff through health stations at each work location. Staffing is adequate to address the requests for time off by any of our employees who are impacted by health or childcare issues.

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

Changes in interest rates on interest-earning assets or on interest-bearing liabilities, as well as the volume and types of interest-earning assets and interest-bearing liabilities are usually the largest drivers of periodic change in net interest income.  Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international environments and conditions in domestic and foreign financial markets.  Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Kansas, Missouri and Oklahoma, as well as developments affecting the commercial, consumer and real estate sectors within these markets.

Net Income

Three months ended June 30, 2020, compared with three months ended June 30, 2019:  Net income and net income allocable to common stockholders for the three months ended June 30, 2020, was $1.7 million as compared to $9.2 million for the three months ended June 30, 2019, a decrease of $7.5 million.  During the three-month period ended June 30, 2020, an increase in provision for loan losses of $11.5 million and a decrease in non-interest income of $719 thousand were partially offset by a decrease in provision for income tax of $2.0 million, an increase in net interest income of $1.6 million and a decrease in non-interest expense of $1.1 million when compared with the three months ended June 30, 2019.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

Six months ended June 30, 2020, compared with six months ended June 30, 2019:  Net income and net income allocable to common stockholders for the six months ended June 30, 2020, was $2.9 million as compared to $5.2 million for the six months ended June 30, 2019, a decrease of $2.2 million.  During the six-month period ended June 30, 2020, an increase in provision for loan losses of $5.8 million and a decrease in non-interest income of $737 thousand were partially offset by an increase in net interest income of $3.1 million, a decrease in non-interest expense of $871 thousand and a decrease in provision for income tax of $415 thousand when compared with the six months ended June 30, 2019.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

Net Interest Income and Net Interest Margin Analysis

Net interest income is the difference between interest income on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.  To evaluate net interest income, management measures and monitors (1) yields on loans and other interest-earning assets, (2) the costs of deposits and other funding sources, (3) the net interest spread and (4) net interest margin.  Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities.  Net interest margin is calculated as net interest income divided by average interest-earning assets.  Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources of funds.  Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change,” and is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “yield/rate change.”

Three months ended June 30, 2020, compared with three months ended June 30, 2019:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2020, and 2019.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,806,865	$32,627	4.68%	$2,655,256	$38,027	5.74%
Taxable securities	753,332	4,017	2.14%	782,739	4,969	2.55%
Nontaxable securities	123,976	880	2.86%	142,175	1,145	3.23%
Federal funds sold and other	102,456	409	1.61%	85,448	623	2.92%
Total interest-earning assets	3,786,629	$37,933	4.03%	3,665,618	$44,764	4.90%
Non-interest-earning assets:
Other real estate owned, net	6,091			6,069
Premises and equipment, net	85,793			83,504
Bank-owned life insurance	75,754			73,765
Goodwill, core deposit and other intangibles, net	156,194			159,562
Other non-interest-earning assets	48,875			37,245
Total assets	$4,159,336			$4,025,763
Interest-bearing liabilities:
Interest-bearing demand deposits	$757,233	$493	0.26%	$712,336	$2,322	1.31%
Savings and money market	997,047	430	0.17%	1,003,655	3,535	1.41%
Savings, NOW and money market	1,754,280	923	0.21%	1,715,991	5,857	1.37%
Certificates of deposit	732,907	2,976	1.63%	1,010,452	5,287	2.10%
Total interest-bearing deposits	2,487,187	3,899	0.63%	2,726,443	11,144	1.64%
FHLB term and line of credit advances	270,785	552	0.82%	278,864	1,841	2.65%
Federal Reserve Bank discount window	9,901	6	0.25%	—	—	0.00%
Bank stock loan	39,347	306	3.13%	10,636	147	5.57%
Subordinated debt	15,117	255	6.80%	14,367	310	8.67%
Other borrowings	49,577	24	0.19%	43,236	34	0.31%
Total interest-bearing liabilities	2,871,914	$5,042	0.71%	3,073,546	$13,476	1.76%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	770,444			474,181
Non-interest-bearing liabilities	33,373			20,933
Stockholders’ equity	483,605			457,103
Total liabilities and stockholders’ equity	$4,159,336			$4,025,763
Net interest income		$32,891			$31,288
Interest rate spread			3.32%			3.14%
Net interest margin(2)			3.49%			3.42%
Total cost of deposits, including non-interest bearing deposits	$3,257,631	$3,899	0.48%	$3,200,624	$11,144	1.40%
Average interest-earning assets to interest-bearing liabilities			131.85%			119.26%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended June 30, 2020, and 2019.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2020, and 2019

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$2,076	$(7,476)	$(5,400)
Taxable securities	(181)	(771)	(952)
Nontaxable securities	(139)	(126)	(265)
Federal funds sold and other	107	(321)	(214)
Total interest-earning assets	$1,863	$(8,694)	$(6,831)
Interest-bearing liabilities:
Savings, NOW and money market	$115	$(5,049)	$(4,934)
Certificates of deposit	(1,273)	(1,038)	(2,311)
Total interest-bearing deposits	(1,158)	(6,087)	(7,245)
FHLB term and line of credit advances	(52)	(1,237)	(1,289)
Federal Reserve Bank discount window	6	—	6
Bank stock loan	248	(89)	159
Subordinated debt	16	(71)	(55)
Other borrowings	4	(14)	(10)
Total interest-bearing liabilities	$(936)	$(7,498)	$(8,434)
Net Interest Income	$2,799	$(1,196)	$1,603

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

The decrease in loan interest income, including loan fees was driven by a 106 basis point decrease in yield on the loan portfolio from 5.74% for the three months ended June 30, 2019, to 4.68% for the three months ended June 30, 2020, which was partially offset by an increase in average loan volume.  The impact to net interest income from loan fees for the three months ended June 30, 2020, was $1.7 million, of which $1.0 million was related to PPP loan originations, compared to $1.1 million for the three months ended June 30, 2019.  At June 30, 2020, the PPP loans had an average weighted maturity of 22 months.

The reduction in expense on interest-bearing deposits was due to a 101 basis point decrease in cost on these deposits from 1.64% for the three months ended June 30, 2019, to 0.63% for the three months ended June 30, 2020.  Average borrowings from the FHLB decreased by $8.1 million from an average balance of $278.9 million for the three months ended June 30, 2019, to an average balance of $270.8 million for the three months ended June 30, 2020.  FHLB borrowings average rate decreased 183 basis points from 2.65% for the three months ended June 30, 2019, to 0.82% for the three months ended June 30, 2020.  Interest expense on our bank stock loan for the three months ended June 30, 2020, was $306 thousand compared to $147 thousand for the same time period in 2019.  Total cost of interest-bearing liabilities decreased 105 basis points to 0.71% for the three months ended June 30, 2020, from 1.76% for the three months ended June 30, 2019.

The increase in net interest margin is largely due to interest-bearing liabilities repricing at a faster rate than interest-earning assets.

Six months ended June 30, 2020, compared with six months ended June 30, 2019:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six months ended June 30, 2020, and 2019.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)	$2,666,104	$67,003	5.05%	$2,607,906	$74,560	5.77%
Taxable securities	763,992	8,637	2.27%	779,705	10,051	2.60%
Nontaxable securities	128,616	1,846	2.89%	142,171	2,098	2.98%
Federal funds sold and other	94,234	1,004	2.14%	83,723	1,257	3.03%
Total interest-earning assets	3,652,946	$78,490	4.32%	3,613,505	$87,966	4.91%
Non-interest-earning assets:
Other real estate owned, net	6,913			6,224
Premises and equipment, net	85,113			82,314
Bank-owned life insurance	75,512			73,520
Goodwill, core deposit and other intangibles, net	156,646			158,444
Other non-interest-earning assets	46,639			42,327
Total assets	$4,023,769			$3,976,334
Interest-bearing liabilities:
Interest-bearing demand deposits	$732,775	$2,117	0.58%	$706,545	$4,503	1.29%
Savings and money market	1,006,752	1,931	0.39%	998,127	7,022	1.42%
Savings, NOW and money market	1,739,527	4,048	0.47%	1,704,672	11,525	1.36%
Certificates of deposit	769,820	6,715	1.75%	1,013,394	10,349	2.06%
Total interest-bearing deposits	2,509,347	10,763	0.86%	2,718,066	21,874	1.62%
FHLB term and line of credit advances	283,231	1,727	1.23%	238,462	3,146	2.66%
Federal Reserve Bank discount window	4,951	6	0.25%	—	—	0.00%
Bank stock loan	24,255	415	3.44%	11,373	309	5.48%
Subordinated debt	14,856	538	7.28%	14,327	644	9.07%
Other borrowings	42,722	55	0.26%	44,349	66	0.30%
Total interest-bearing liabilities	2,879,362	$13,504	0.94%	3,026,577	$26,039	1.74%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	630,058			471,391
Non-interest-bearing liabilities	31,263			19,965
Stockholders’ equity	483,086			458,401
Total liabilities and stockholders’ equity	$4,023,769			$3,976,334
Net interest income		$64,986			$61,927
Interest rate spread			3.38%			3.17%
Net interest margin(2)			3.58%			3.46%
Total cost of deposits, including non-interest bearing deposits	$3,139,405	$10,763	0.69%	$3,189,457	$21,874	1.38%
Average interest-earning assets to interest-bearing liabilities			126.87%			119.39%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.

(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the six-month periods ended June 30, 2020, and 2019.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2020, and 2019

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans	$1,633	$(9,190)	$(7,557)
Taxable securities	(199)	(1,215)	(1,414)
Nontaxable securities	(196)	(56)	(252)
Federal funds sold and other	144	(397)	(253)
Total interest-earning assets	$1,382	$(10,858)	$(9,476)
Interest-bearing liabilities:
Savings, NOW and money market	$221	$(7,698)	$(7,477)
Certificates of deposit	(2,261)	(1,373)	(3,634)
Total interest-bearing deposits	(2,040)	(9,071)	(11,111)
FHLB term and line of credit advances	508	(1,927)	(1,419)
Federal Reserve Bank discount window	6	—	6
Bank stock loan	253	(147)	106
Subordinated debt	23	(129)	(106)
Other borrowings	(2)	(9)	(11)
Total interest-bearing liabilities	$(1,252)	$(11,283)	$(12,535)
Net Interest Income	$2,634	$425	$3,059

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

The decrease in loan interest income, including loan fees was driven by a 72 basis point decrease in yield on the loan portfolio from 5.77% for the six months ended June 30, 2019, to 5.05% for the six months ended June 30, 2020, partially offset by an increase in average loan volume.  The impact to net interest income from loan fees for the six months ended June 30, 2020, was $2.7 million, of which $1.0 million was related to PPP loan originations, compared to $2.1 million for the six months ended June 30, 2019.

The decrease in cost of interest-bearing deposits was created by a 76 basis point decrease in cost on these deposits and to a lesser extent the decreased volume of these deposits.  Average borrowings from the FHLB increased by $44.8 million from an average balance of $238.5 million for the six months ended June 30, 2019, to an average balance of $283.2 million for the six months ended June 30, 2020.  The negative effect of this increase in average FHLB borrowings was more than offset by a decrease in average rate of 143 basis points from 2.66% for the six months ended June 30, 2019, to 1.23% for the six months ended June 30, 2020.  Interest expense on our bank stock loan for the six months ended June 30, 2020, was $415 thousand compared to $309 thousand for the same time period in 2019.  Total cost of interest-bearing liabilities decreased 80 basis points to 0.94% for the six months ended June 30, 2020, from 1.74% for the six months ended June 30, 2019.

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

Three months ended June 30, 2020, compared with three months ended June 30, 2019:  The provision for loan losses for the three months ended June 30, 2020, was $12.5 million compared with $974 thousand for the three months ended June 30, 2019.  Net charge-offs for the three months ended June 30, 2020, were $337 thousand compared to net charge-offs of $9.5 million for the three months ended June 30, 2019.  The provision for loan losses during the second quarter of 2020 was largely the result of increases in qualitative loss factors brought on by the projected economic impact of COVID-19.  As part of the process to adjust qualitative factors in response to COVID-19, we considered the loss rates we experienced during the last economic downturn, the level of loan deferrals in the loan portfolio and industries we considered at risk to determine the necessary level of probable incurred loss.  For the three months ended June 30, 2020, gross charge-offs were $623 thousand offset by gross recoveries of $286 thousand.  In comparison, gross charge-offs were $9.7 million for the three months ended June 30, 2019, offset by gross recoveries of $207 thousand.

Six months ended June 30, 2020, compared with six months ended June 30, 2019:  The provision for loan losses for the six months ended June 30, 2020, was $22.4 million compared with $16.6 million for the six months ended June 30, 2019.  Net charge-offs for the six months ended June 30, 2020, were $594 thousand compared to net charge-offs of $10.3 million for the six months ended June 30, 2019.  The provision for loan losses during the six months ended June 30, 2020, was largely the result of increases in qualitative loss factors brought on by the projected economic impact of COVID-19.  As part of the process to adjust qualitative factors in response to COVID-19, we considered the loss rates we experienced during the last economic downturn, the level of loan deferrals in the loan portfolio and industries we considered at risk to determine the necessary level of probable incurred loss.  Included in the first six months of 2019 was a $14.5 million provision against one credit relationship that was determined to be an isolated incident that was unique within our portfolio.  For the six months ended June 30, 2020, gross charge-offs were $980 thousand offset by gross recoveries of $386 thousand.  In comparison, gross charge-offs were $10.7 million for the six months ended June 30, 2019, of which $9.8 million was directly related to the above-mentioned credit relationship, offset by gross recoveries of $385 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income and increases in the value of bank-owned life insurance.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended June 30, 2020, compared with three months ended June 30, 2019:  The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2020, and 2019.

Non-Interest Income

For the Three Months Ended June 30,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Service charges and fees	$1,365	$2,240	$(875)	(39.1)%
Debit card income	2,201	2,186	15	0.7%
Mortgage banking	831	562	269	47.9%
Increase in value of bank-owned life insurance	481	499	(18)	(3.6)%
Other
Investment referral income	133	149	(16)	(10.7)%
Trust income	83	59	24	40.7%
Insurance sales commissions	11	15	(4)	(26.7)%
Recovery on zero-basis purchased loans	92	32	60	187.5%
Income from equity method investments	5	16	(11)	(68.8)%
Other non-interest income	526	686	(160)	(23.3)%
Total other	850	957	(107)	(11.2)%
Subtotal	5,728	6,444	(716)	(11.1)%
Net gain (loss) from securities transactions	4	7	(3)	(42.9)%
Total non-interest income	$5,732	$6,451	$(719)	(11.1)%

Service charges and fees decreased $875 thousand during the three months ended June 30, 2020, as compared to the same time period during 2019.  This decrease was primarily because of decreases in non-sufficient funds charges and service charges on commercial analysis checking accounts, which were partially due to government support programs associated with COVID-19, such as PPP and increased and extended unemployment benefits.  Other non-interest income decreased $160 thousand, or 23.3%, during the three months ended June 30, 2020, primarily from derivative mark-to-market valuation losses.

Six months ended June 30, 2020, compared with six months ended June 30, 2019:  The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2020, and 2019.

Non-Interest Income

For the Six Months Ended June 30,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Service charges and fees	$3,391	$4,163	$(772)	(18.5)%
Debit card income	4,244	3,924	320	8.2%
Mortgage banking	1,421	879	542	61.7%
Increase in value of bank-owned life insurance	963	987	(24)	(2.4)%
Other
Investment referral income	299	324	(25)	(7.7)%
Trust income	154	120	34	28.3%
Insurance sales commissions	29	45	(16)	(35.6)%
Recovery on zero-basis purchased loans	106	78	28	35.9%
Income from equity method investments	—	13	(13)	(100.0)%
Other non-interest income	419	1,229	(810)	(65.9)%
Total other	1,007	1,809	(802)	(44.3)%
Subtotal	11,026	11,762	(736)	(6.3)%
Net gain (loss) from securities transactions	12	13	(1)	(7.7)%
Total non-interest income	$11,038	$11,775	$(737)	(6.3)%

Debit card income was $4.2 million for the six months ended June 30, 2020, an increase of $320 thousand, or 8.2%, from $3.9 million for the six months ended June 30, 2019.  Service charges and fees decreased $772 thousand during the six months ended June 30, 2020, as compared to the same time period during 2019, mainly due to decreases in non-sufficient fund charges, which were in part related to government programs linked to COVID-19.  Other non-interest income decreased $810 thousand, or 65.9%, during the six months ended June 30, 2020, primarily from derivative mark-to-market valuation losses.

Non-Interest Expense

Three months ended June 30, 2020, compared with three months ended June 30, 2019:  For the three months ended June 30, 2020, non-interest expense totaled $23.9 million, a decrease of $1.1 million, or 4.3%, compared with the three months ended June 30, 2019.  Changes in the various components of non-interest expense for the three months ended June 30, 2020, and 2019 are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended June 30,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Salaries and employee benefits	$12,695	$13,067	$(372)	(2.8)%
Net occupancy and equipment	2,119	2,188	(69)	(3.2)%
Data processing	2,763	2,358	405	17.2%
Professional fees	943	1,228	(285)	(23.2)%
Advertising and business development	403	722	(319)	(44.2)%
Telecommunications	390	485	(95)	(19.6)%
FDIC insurance	414	730	(316)	(43.3)%
Courier and postage	353	341	12	3.5%
Free nationwide ATM cost	327	420	(93)	(22.1)%
Amortization of core deposit intangible	974	785	189	24.1%
Loan expense	287	175	112	64.0%
Other real estate owned	269	302	(33)	(10.9)%
Other	2,000	1,946	54	2.8%
Subtotal	23,937	24,747	(810)	(3.3)%
Merger expenses	—	276	(276)	(100.0)%
Total non-interest expense	$23,937	$25,023	$(1,086)	(4.3)%

Salaries and employee benefits:  There was a $372 thousand decrease in salaries and employee benefits for the three months ended June 30, 2020, as compared to the three months ended June 30, 2019.  This variance largely was due to the deferral of loan origination costs associated with originating SBA PPP loans, which were $770 thousand for salaries and $162 thousand for benefits, partially offset by increases in restricted stock unit expenses and employee incentives and bonuses.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating leases, repairs and maintenance, insurance, property taxes and utilities and is net of incidental rental income of excess facilities.  The majority of the change is due to decreases in maintenance and repairs to buildings.

Data processing:  The increase in data processing is mainly attributable to expenses related to the online banking system, which was new in 2019.

Professional fees:  The variance of $285 thousand, or 23.2%, is principally due to a reduction in attorney fees of $180 thousand and costs of $99 thousand related to derivatives.

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The decrease in advertising and business development is primarily because of a reduction in sponsorships and customer appreciation events because of COVID-19.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses and gains or losses on the sales of other real estate owned and other repossessed property.  For the three months ended June 30, 2020, there was $334 thousand in other real estate owned expense, partially offset by $57 thousand of gain from the sale of other real estate owned and a net $8 thousand gain from the sale of other repossessed assets.  For the three months ended June 30, 2019, there was $235 thousand in other real estate owned expense and $74 thousand loss on the sale of other real estate owned, partially offset by $7 thousand gain on the sale of other repossessed assets.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  For the three months ended June 30, 2020, employee expenses were $536 thousand, insurance expense was $265 thousand and correspondent bank fees were $154 thousand.  For the three months ended June 30, 2019, employee expenses were $696 thousand, insurance expense was $238 thousand and correspondent bank fees were $133 thousand.

Merger expenses:  For the three months ended June 30, 2020, there were no merger expenses.  Merger expenses were $276 thousand for the three months ended June 30, 2019.

Six months ended June 30, 2020, compared with six months ended June 30, 2019:  For the six months ended June 30, 2020, non-interest expense totaled $49.7 million, a decrease of $871 thousand, or 1.7%, compared with the six months ended June 30, 2019.  Changes in the various components of non-interest expense for the six months ended June 30, 2020, and 2019 are discussed in more detail in the following table.

Non-Interest Expense

For the Six Months Ended June 30,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Salaries and employee benefits	$26,199	$27,165	$(966)	(3.6)%
Net occupancy and equipment	4,354	4,155	199	4.8%
Data processing	5,426	4,763	663	13.9%
Professional fees	2,310	2,384	(74)	(3.1)%
Advertising and business development	1,099	1,368	(269)	(19.7)%
Telecommunications	877	1,070	(193)	(18.0)%
FDIC insurance	931	1,008	(77)	(7.6)%
Courier and postage	737	668	69	10.3%
Free nationwide ATM cost	747	781	(34)	(4.4)%
Amortization of core deposit intangibles	1,776	1,564	212	13.6%
Loan expense	521	443	78	17.6%
Other real estate owned	577	414	163	39.4%
Other	4,141	3,868	273	7.1%
Sub-Total	49,695	49,651	44	0.1%
Merger expenses	—	915	(915)	(100.0)%
Total non-interest expense	$49,695	$50,566	$(871)	(1.7)%
Salaries and employee benefits:  There was a $966 thousand decrease in salaries and employee benefits for the six months ended June 30, 2020, as compared to the six months ended June 30, 2019.  This variance largely was due to the deferral of loan origination costs, including salaries and benefits, associated with originating SBA PPP loans and reduced employee stock option expense, partially offset by increases in restricted stock unit expense, incentives and bonuses and employee commissions.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating leases, repairs and maintenance, insurance, property taxes and utilities and is net of incidental rental income of excess facilities.  The majority of the increase is due to increases in maintenance and repairs to furniture and equipment, real estate taxes, depreciation and personal property taxes, partially offset by a decrease in maintenance and repairs to buildings.

Data processing:  The increase in data processing expense was due to increased debit card volumes, particularly during the first quarter of 2020, and costs related to the online banking system, which was new in 2019.

Professional fees:  The decrease is mainly attributable to reductions in consulting and advisory fees of $255 thousand and attorney fees of $50 thousand, partially offset by a $231 thousand increase in accounting fees.

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  Sponsorships and customer appreciation events were greatly restricted during the second quarter of 2020 causing a reduction in expenses.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses and gains or losses on the sales of other real estate owned and other repossessed property.  For the six months ended June 30, 2020, there was $471 thousand in other real estate owned expense and a $120 thousand loss from sale of other real estate owned, partially offset by $14 thousand of gain from the sale of other repossessed assets.  For the six months ended June 30, 2019, there was $372 thousand in other real estate owned expense and a $49 thousand loss from the sale of other real estate owned, partially offset by a $7 thousand gain from the sale of other repossessed assets.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  For the six months ended June 30, 2020, employee expenses were $1.3 million, insurance expense was $508 thousand and correspondent bank fees were $316 thousand.  For the six months ended June 30, 2019, employee expenses were $1.3 million, insurance expense was $441 thousand and correspondent bank fees were $320 thousand.

Merger expenses:  For the six months ended June 30, 2020, there were no merger expenses.  Merger expenses were $915 thousand for the six months ended June 30, 2019.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of performance and is not defined under GAAP.  For a reconciliation of non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.  Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses, by the sum of net interest income and non-interest income, excluding net gain or loss from securities transactions.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

The efficiency ratio was 62.0% for the three months ended June 30, 2020, compared with 65.6% for the three months ended June 30, 2019.  The decrease was primarily due to the declining interest rate environment and the effect on net interest income of interest-bearing liabilities repricing at a faster rate than interest-earning assets, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis.”

The efficiency ratio was 65.4% for the six months ended June 30, 2020, compared with 67.4% for the six months ended June 30, 2019.  The decrease was primarily due to the declining interest rate environment and the effect on net interest income of interest-bearing liabilities repricing at a faster rate than interest-earning assets, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis.”

Income Taxes

The provision for income taxes is influenced by the amount of pre-tax income (loss), the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Three months ended June 30, 2020, compared with three months ended June 30, 2019:  The effective income tax rate for the quarter ended June 30, 2020, was 22.7% as compared to 21.4% for the quarter ended June 30, 2019.  For both of the comparable periods, the estimated annual effective tax rate at which income tax expense has been provided reflect, in addition to statutory tax rates, the estimated tax-exempt interest income, non-taxable life insurance income, non-deductible facilitative merger expense and other non-deductible expenses in proportion to anticipated annual income before income taxes, as well as federal income tax credits anticipated to be available in each annual period.

Six months ended June 30, 2020, compared with six months ended June 30, 2019:  The effective income tax rate for the six-month period ended June 30, 2020, was 24.2% as compared to 20.8% for the six-month period ended June 30, 2019.  For both of the comparable periods, the estimated annual effective tax rate at which income tax expense has been provided reflect, in addition to statutory tax rates, the estimated tax-exempt interest income, non-taxable life insurance income, non-deductible facilitative merger expense and other non-deductible expenses in proportion to anticipated annual income before income taxes, as well as federal income tax credits anticipated to be available in each annual period.  Income tax expense for the six-month period ended June 30, 2020, includes $67 thousand of additional tax expense attributable to the settlement in stock of restricted stock units and the exercise of options.  The exercise of stock options and the settlement of restricted stock units in the first six months of 2019 resulted in tax benefits of $18 thousand.

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

Financial Condition

Total assets increased $255.7 million from December 31, 2019, to $4.21 billion at June 30, 2020.  This variance was primarily due to a $227.8 million increase in net loans held for investment and a $89.0 million increase in cash and cash equivalents, partially offset by a $71.4 million reduction in securities.  Our total liabilities increased $254.0 million to $3.73 billion at June 30, 2020.  The change in total liabilities came primarily from an increase in total deposits of $183.8 million, increases in subordinated debentures of $41.0 million, FHLB borrowings of $20.5 million and retail repurchase agreements of $15.8 million, partially offset by a decrease in bank stock loan of $9.0 million.  Total stockholders’ equity increased $1.7 million from $478.1 million at December 31, 2019, to $479.8 million at June 30, 2020.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At June 30, 2020, our gross loans held for investment totaled $2.81 billion, an increase of $249.7 million, or 9.8%, compared with December 31, 2019.  The overall increase in loan volume consisted of $311.7 million from commercial and industrial, $76.5 million from commercial real estate and $2.7 million from consumer, partially offset by decreases of $63.6 million from real estate construction, $61.0 million from residential real estate, $12.8 million from agricultural real estate and $3.8 million from agricultural.  We also had loans classified as held-for-sale totaling $4.8 million at June 30, 2020, as compared to $5.9 million at December 31, 2019.

Our commercial loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  The majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economies in which they operate.

At June 30, 2020, gross total loans, including loans held-for-sale, were 86.6% of deposits and 66.8% of total assets.  At December 31, 2019, gross total loans, including loans held-for-sale, were 83.6% of deposits and 64.9% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	June 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$883,355	31.5%	$571,647	22.4%	$311,708	54.5%
Real estate loans:
Commercial real estate	1,023,277	36.4%	946,760	37.0%	76,517	8.1%
Real estate construction	168,059	6.0%	231,667	9.1%	(63,608)	(27.5)%
Residential real estate	442,486	15.8%	503,439	19.7%	(60,953)	(12.1)%
Agricultural real estate	129,080	4.6%	141,868	5.5%	(12,788)	(9.0)%
Total real estate loans	1,762,902	62.8%	1,823,734	71.3%	(60,832)	(3.3)%
Consumer	71,037	2.5%	68,378	2.7%	2,659	3.9%
Agricultural	89,040	3.2%	92,893	3.6%	(3,853)	(4.1)%
Total loans held for investment	$2,806,334	100.0%	$2,556,652	100.0%	$249,682	9.8%
Total loans held for sale	$4,802	100.0%	$5,933	100.0%	$(1,131)	(19.1)%
Total loans held for investment (net of allowances)	$2,772,256	100.0%	$2,544,420	100.0%	$227,836	9.0%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, provide working capital or meet other financing needs of the business.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm, nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.

Real estate construction:  Real estate construction loans include loans made for the purpose of acquisition, development or construction of real property, both commercial and consumer.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2020, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2020
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$215,020	$595,797	$72,539	$883,356
Real Estate:
Commercial real estate	160,694	567,327	295,255	1,023,276
Real estate construction	81,300	30,321	56,438	168,059
Residential real estate	6,938	10,879	424,669	442,486
Agricultural real estate	50,530	53,351	25,199	129,080
Total real estate	299,462	661,878	801,561	1,762,901
Consumer	23,345	40,920	6,772	71,037
Agricultural	63,891	22,027	3,122	89,040
Total	$601,718	$1,320,622	$883,994	$2,806,334
Loans with a predetermined fixed interest rate	266,293	996,814	285,962	1,549,069
Loans with an adjustable/floating interest rate	335,425	323,808	598,032	1,257,265
Total	$601,718	$1,320,622	$883,994	$2,806,334

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

Credit Quality Indicators

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. Loans are analyzed individually and classified based on credit risk.  Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship.  Loans that participated in the short-term deferral program are not automatically considered classified solely due to a deferral, are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if a noted weakness exists.  We use the following definitions for risk ratings.

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

The risk category of loans by class of loans is as follows as of June 30, 2020.

Risk Category of Loans by Class

	As of June 30, 2020
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$846,410	$36,945	$883,355
Real estate:
Commercial real estate	1,013,964	9,313	1,023,277
Real estate construction	166,874	1,185	168,059
Residential real estate	434,008	8,478	442,486
Agricultural real estate	119,667	9,413	129,080
Total real estate	1,734,513	28,389	1,762,902
Consumer	70,754	283	71,037
Agricultural	83,243	5,797	89,040
Total	$2,734,920	$71,414	$2,806,334

The risk category of loans by class of loans is as follows as of December 31, 2019.

Risk Category of Loans by Class

	As of December 31, 2019
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$539,877	$31,770	$571,647
Real estate:
Commercial real estate	937,090	9,670	946,760
Real estate construction	230,011	1,656	231,667
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Total real estate	1,794,584	29,150	1,823,734
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

At June 30, 2020, loans considered unclassified increased to 97.5% of total loans, up from 97.4% of total loans at December 31, 2019.  Classified loans were $71.4 million at June 30, 2020, an increase of $5.8 million, or 8.9%, from $65.6 million at December 31, 2019.  As part of our COVID-19 response we have granted payment deferrals to our customers affected by the pandemic and if these loans do not return to normal payments after the deferral period the loans would be at risk of being downgraded in future periods.  For additional information see “Lending operations and accommodations to borrowers” earlier in this section.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$48,440	$38,379
Accruing loans 90 or more days past due	2	—
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	7,374	8,293
Other repossessed assets	2,005	236
Total nonperforming assets	$57,821	$46,908
Ratios:
Nonperforming assets to total assets	1.37%	1.19%
Nonperforming assets to total loans plus OREO	2.05%	1.83%

Generally, loans are designated as nonaccrual when either principal or interest payments are 90 days or more past due based on contractual terms, unless the loan is well secured and in the process of collection.  Consumer loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  When a loan is placed on nonaccrual status, unpaid interest credited to income earned in the current year is reversed against income and unpaid interest earned in prior years is charged off. Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured.  Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Nonaccrual loans include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans”).  However, if the purchased credit impaired loan included in nonaccrual loans has not experienced further deterioration since acquisition the loan is not considered impaired for purposes of determining the allowance for loan losses.  See the “Critical Accounting Policies – Impaired Loans and Allowance for Loan Losses” sections for information regarding the review of loans for determining impairment and the allowance for loan losses.

The nonperforming loans at June 30, 2020, consisted of 226 separate credits and 161 separate borrowers.  We had six non-performing loan relationships, totaling $32.6 million, with an outstanding balance in excess of $1.0 million as of June 30, 2020.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At June 30, 2020, the Company had $23.0 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $27.2 million at December 31, 2019.

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

The Company also monitors the aging of loans less than 90 days past due and the loans that have been deferred under the Company’s  COVID-19 related payment deferral program as reported in “NOTE 1 – BASIS OF PRESENTATION” and “NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

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

Analysis of allowance for loan losses:  At June 30, 2020, the allowance for loan losses totaled $34.1 million, or 1.21%, of total loans.  At December 31, 2019, the allowance for loan losses aggregated $12.2 million or 0.48% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $26.4 million, or 0.96%, of the $2.75 billion in loans collectively evaluated for impairment at June 30, 2020, compared to an allowance for loan losses of $11.0 million, or 0.44% of the $2.50 billion in loans collectively evaluated for impairment at December 31, 2019.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience from the last major economic downturn.  Allowance for loan losses related to consumer loans increased substantially due to the portfolios higher historical realized loss rates.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Average loans outstanding	$2,806,865	$2,655,256	$2,666,104	$2,607,906
Gross loans outstanding at end of period(1)	$2,806,334	$2,679,985	$2,806,334	$2,679,985
Allowance for loan losses at beginning of the period	$21,915	$26,340	$12,232	$11,454
Provision for loan losses	12,500	974	22,440	16,620
Charge-offs:
Commercial and industrial	(255)	(8,244)	(284)	(8,738)
Real estate:
Commercial real estate	(51)	(582)	(59)	(608)
Real estate construction	—	—	—	—
Residential real estate	(134)	(465)	(159)	(579)
Agricultural real estate	(7)	(28)	(24)	(34)
Consumer	(175)	(389)	(453)	(681)
Agricultural	(1)	(36)	(1)	(42)
Total charge-offs	(623)	(9,744)	(980)	(10,682)
Recoveries:
Commercial and industrial	9	1	41	49
Real estate:
Commercial real estate	6	47	6	49
Real estate construction	194	—	194	24
Residential real estate	3	28	4	38
Agricultural real estate	—	—	—	—
Consumer	74	129	140	223
Agricultural	—	2	1	2
Total recoveries	286	207	386	385
Net recoveries (charge-offs)	(337)	(9,537)	(594)	(10,297)
Allowance for loan losses at end of the period	$34,078	$17,777	$34,078	$17,777
Ratio of allowance to period-end loans	1.21%	0.66%	1.21%	0.66%
Annualized ratio of net charge-offs (recoveries) to average loans	0.05%	1.44%	0.04%	0.80%

(1)Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	June 30, 2020		December 31, 2019
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$10,168	29.8%	$3,061	25.0%
Real estate:
Commercial real estate	9,165	26.9%	2,704	22.1%
Real estate construction	302	0.9%	1,215	9.9%
Residential real estate	5,315	15.6%	2,676	21.9%
Agricultural real estate	975	2.9%	608	5.0%
Consumer	7,343	21.5%	1,422	11.6%
Agricultural	810	2.4%	546	4.5%
Total allowance for loan losses	$34,078	100.0%	$12,232	100.0%

Management believes that the allowance for loan losses at June 30, 2020, was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2020.  While COVID-19 began impacting many borrowers in the first six months of 2020, such loans may not meet the threshold of impaired until future periods as borrowers may not have sufficient levels of liquidity, operating performance and guarantor support to perform in accordance with the terms of their loans in periods beyond June 30, 2020, and the resulting future losses would be recorded in the period incurred.  For loans modified that do not meet the definition of trouble debt restructurings, those loans may subsequently default and such future losses would be recorded when the loss is incurred.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At June 30, 2020, the carrying amount of investment securities totaled $839.8 million, a decrease of $71.4 million compared with December 31, 2019.  At June 30, 2020, securities represented 20.0% of total assets compared with 23.1% at December 31, 2019.

At the date of purchase, debt securities are classified into one of two categories, held-to-maturity or available-for-sale.  We do not purchase securities for trading purposes.  At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts, only if management has the positive intent and ability to hold those securities to maturity.  Debt securities not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in total interest and dividend income.  Also included in total interest and dividend income are dividends received on stock investments in the Federal Reserve Bank of Kansas City and the FHLB of Topeka.  These stock investments are stated at cost.

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Residential mortgage-backed securities (issued by government-sponsored entities)	$164,579	$169,617	$141,082	$142,067
Corporate	7,500	7,611	—	—
Total available-for-sale securities	$172,079	$177,228	$141,082	$142,067

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	June 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$994	$1,033	$1,991	$2,013
Residential mortgage-backed securities (issued by government-sponsored entities)	506,533	528,747	593,236	603,972
Corporate	24,992	24,888	22,992	23,495
Small Business Administration loan pools	1,307	1,375	1,478	1,490
State and political subdivisions	128,696	133,163	149,362	152,941
Total held-to-maturity securities	$662,522	$689,206	$769,059	$783,911

At June 30, 2020, and December 31, 2019, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2020, and December 31, 2019.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	June 30, 2020
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage-backed securities (issued by government-sponsored entities)	$1	3.50%	$13	2.50%	$—	—%	$169,603	2.20%	$169,617	2.20%
Corporate	—	—%	—	—%	7,611	5.46%	—	—%	7,611	5.46%
Total available-for-sale securities	1	3.50%	13	2.50%	7,611	5.46%	169,603	2.20%	177,228	2.34%
Held-to-maturity securities:
U.S. government-sponsored entities	—	—%	994	2.78%	—	—%	—	—%	994	2.78%
Residential mortgage-backed securities (issued by government-sponsored entities)	20	5.29%	3,261	2.92%	65,158	2.97%	438,094	2.64%	506,533	2.68%
Corporate	5,058	2.74%	—	—%	19,934	4.40%	—	—%	24,992	4.07%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,307	2.73%	1,307	2.73%
State and political subdivisions(1)	4,916	2.60%	27,007	2.79%	32,149	2.93%	64,624	3.16%	128,696	3.00%
Total held-to-maturity securities	9,994	2.68%	31,262	2.80%	117,241	3.20%	504,025	2.71%	662,522	2.80%
Total debt securities	$9,995	2.68%	$31,275	2.80%	$124,852	3.34%	$673,628	2.58%	$839,750	2.70%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2019
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Residential mortgage- backed securities (issued by government- sponsored entities)	$—	—%	$4	3.50%	$39	2.50%	$142,024	2.56%	$142,067	2.56%
Total available-for-sale securities	—	—%	4	3.50%	39	2.50%	142,024	2.56%	142,067	2.56%
Held-to-maturity securities:
U.S. government- sponsored entities	999	1.65%	992	2.78%	—	—%	—	—%	1,991	2.21%
Residential mortgage- backed securities (issued by government- sponsored entities)	—	—%	2,826	2.81%	71,317	2.96%	519,093	2.81%	593,236	2.83%
Corporate	—	—%	5,095	2.74%	17,897	4.94%	—	—%	22,992	4.45%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,478	2.73%	1,478	2.73%
State and political subdivisions(1)	16,421	0.83%	29,082	2.78%	33,320	2.91%	70,539	3.15%	149,362	2.77%
Total held-to-maturity securities	17,420	0.88%	37,995	2.77%	122,534	3.24%	591,110	2.85%	769,059	2.87%
Total debt securities	$17,420	0.88%	$37,999	2.77%	$122,573	3.24%	$733,134	2.80%	$911,126	2.82%
(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At June 30, 2020, and December 31, 2019, 89.9% and 89.9% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 2.5 years and 4.2 years and a modified duration of 2.4 years and 3.8 years.

If the current economic environment brought about by the COVID-19 pandemic continues for an extended period of time it could adversely impact the ability of state and political subdivisions to repay their current debt obligations when due.  As part of the Company’s review of potential risk caused by the COVID-19 pandemic we have reviewed the types and amount of bonds that will mature over the next 12 months.  At June 30, 2020, we had total general obligation bonds of $86.9 million with $3.3 million maturing in the next 12 months and had total revenue bonds of $35.0 million with $1.0 million maturing in the next 12 months.

Goodwill Impairment Assessment

At June 30, 2020, we performed an interim quantitative analysis and determined from this analysis that goodwill was not impaired.  For more information on our June 30, 2020, interim analysis see “Critical Accounting Policies” and “NOTE 1 – BASIS OF PRESENTATION.”

Other Assets

On January 31, 2020, the Company submitted a notice of proposed branch closing with the Federal Reserve for three locations.  At their December meeting, the Board of Directors voted to close these branches and to move the loans, deposits and property that would not be sold with the building to other branches that will remain open in the markets of the branches being closed.  The three locations were subsequently closed on May 1, 2020.  At the present time, the Company does not have an active program in place to locate a buyer, these properties are not listed with a realtor and they are not being actively marketed.  These properties do not currently meet the criteria to be reclassed from premise and equipment to held-for-sale status.

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

The following table shows our composition of deposits at June 30, 2020, and December 31, 2019.

Composition of Deposits

	June 30, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$756,613	23.3%	$481,298	15.7%
Interest-bearing demand	809,505	24.9%	703,048	23.0%
Savings and money market	990,627	30.5%	1,046,000	34.1%
Time	690,522	21.3%	833,170	27.2%
Total deposits	$3,247,267	100.0%	$3,063,516	100.0%

Total deposits at June 30, 2020, were $3.25 billion, an increase of $183.8 million, or 6.0%, compared to total deposits of $3.06 billion at December 31, 2019.

Included in interest-bearing demand deposits are brokered deposit balances of $46.5 million at June 30, 2020, and $43.8 million at December 31, 2019.  Also included in savings and money market deposits are brokered deposit balances of $8.4 million as of June 30, 2020, and $20.0 million as of December 31, 2019.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  These deposits are placed through ICS services, but are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of June 30, 2020, were $9.7 million and $9.5 million at December 31, 2019.  Of these balances, $9.7 million at June 30, 2020, and $9.5 million at December 31, 2019, were reciprocal customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of June 30, 2020, and December 31, 2019.

	June 30, 2020	December 31, 2019	Change	%
	(Dollars in thousands)
3 months or less	$127,712	$132,148	$(4,436)	(3.4)%
Over 3 through 6 months	71,133	110,714	(39,581)	(35.8)%
Over 6 through 12 months	132,531	163,802	(31,271)	(19.1)%
Over 12 months	107,096	133,337	(26,241)	(19.7)%
Total Time Deposits	$438,472	$540,001	$(101,529)	(18.8)%

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, Federal Reserve Bank discount window, a bank stock loan and subordinated debentures.  For additional information see “NOTE 6 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statements for additional information.

Liquidity and Capital Resources

Liquidity

Market and public confidence in our financial strength and financial institutions in general will largely determine access to appropriate levels of liquidity.  This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

Liquidity is defined as the ability to meet anticipated customer demands for future funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.  We measure our liquidity position by giving consideration to both on and off-balance sheet sources of and demands for funds on a daily, weekly and monthly basis.

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

During the six-month periods ended June 30, 2020, and 2019, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB and the Federal Reserve discount window.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.67 billion for the six months ended June 30, 2020, an increase of 2.2% over the December 31, 2019, average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 2.9 years and a modified duration of 2.7 years at June 30, 2020.

Cash and cash equivalents were $178.3 million at June 30, 2020, an increase of $89.0 million from the $89.3 million cash and cash equivalents at December 31, 2019.  The increase in cash and cash equivalents is driven primarily by $245.2 million net cash provided by financing activities and $24.6 million net cash provided by operating activities, partially offset by $180.8 million used in investing activities.  Cash and cash equivalents at January 1, 2020, plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first six months of 2020 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of June 30, 2020, are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of June 30, 2020

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$5,684	$356	$283	$—	$6,323
Commitments to extend credit	264,790	56,851	8,372	97,977	427,990
Total	$270,474	$57,207	$8,655	$97,977	$434,313

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2020, and December 31, 2019, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of June 30, 2020, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Non-GAAP Financial Measures

We identify certain financial measures discussed in this Quarterly Report as being “non-GAAP financial measures.”  In accordance with SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows.  Non-GAAP financial measures do not include operating and other statistical measures or ratios or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

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

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$479,766	$477,351	$478,060	$467,050	$458,406
Less: goodwill	136,432	136,432	136,432	136,432	136,432
Less: core deposit intangibles, net	18,131	19,105	19,907	20,727	21,512
Less: mortgage servicing asset, net	2	4	5	7	8
Less: naming rights, net	1,152	1,163	1,174	1,184	1,195
Tangible common equity	$324,049	$320,647	$320,542	$308,700	$299,259
Common shares issued at period end	15,218,301	15,198,986	15,444,434	15,440,334	15,563,873
Diluted common shares outstanding at period end	15,333,977	15,297,319	15,719,810	15,647,456	15,758,747
Book value per common share	$31.53	$31.41	$30.95	$30.25	$29.45
Tangible book value per common share	$21.29	$21.10	$20.75	$19.99	$19.23
Tangible book value per diluted common share	$21.13	$20.96	$20.39	$19.73	$18.99

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

	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Total stockholders’ equity	$479,766	$477,351	$478,060	$467,050	$458,406
Less: goodwill	136,432	136,432	136,432	136,432	136,432
Less: core deposit intangibles, net	18,131	19,105	19,907	20,727	21,512
Less: mortgage servicing asset, net	2	4	5	7	8
Less: naming rights, net	1,152	1,163	1,174	1,184	1,195
Tangible common equity	$324,049	$320,647	$320,542	$308,700	$299,259
Total assets	$4,205,269	$3,943,832	$3,949,578	$4,074,663	$4,180,074
Less: goodwill	136,432	136,432	136,432	136,432	136,432
Less: core deposit intangibles, net	18,131	19,105	19,907	20,727	21,512
Less: mortgage servicing asset, net	2	4	5	7	8
Less: naming rights, net	1,152	1,163	1,174	1,184	1,195
Tangible assets	$4,049,552	$3,787,128	$3,792,060	$3,916,313	$4,020,927
Equity to assets	11.41%	12.10%	12.10%	11.46%	10.97%
Tangible common equity to tangible assets	8.00%	8.47%	8.45%	7.88%	7.44%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Total average stockholders’ equity	$483,605	$482,567	$473,562	$463,252	$457,103
Less: average intangible assets	156,194	157,097	157,993	158,760	159,562
Average tangible common equity	$327,411	$325,470	$315,569	$304,492	$297,541
Net income allocable to common stockholders	$1,689	$1,258	$10,014	$10,406	$9,232
Amortization of intangible assets	986	814	833	797	797
Less: tax effect of intangible assets amortization	207	171	175	167	167
Adjusted net income allocable to common stockholders	$2,468	$1,901	$10,672	$11,036	$9,862
Return on total average stockholders’ equity (ROAE) annualized	1.40%	1.05%	8.39%	8.91%	8.10%
Return on average tangible common equity (ROATCE) annualized	3.03%	2.35%	13.42%	14.38%	13.29%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	Three months ended
	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019	June 30, 2019
	(Dollars in thousands)
Non-interest expense	$23,937	$25,758	$24,846	$24,223	$25,023
Less: merger expenses	—	—	—	—	276
Non-interest expense, excluding merger expenses	$23,937	$25,758	$24,846	$24,223	$24,747
Net interest income	$32,891	$32,095	$32,405	$31,526	$31,288
Non-interest income	$5,732	$5,306	$6,641	$6,572	$6,451
Less: net gain (loss) from securities transactions	4	8	(3)	4	7
Non-interest income, excluding net gain (loss) from securities transactions	$5,728	$5,298	$6,644	$6,568	$6,444
Net interest income plus non-interest income, excluding net gain (loss) from securities transactions	$38,619	$37,393	$39,049	$38,094	$37,732
Non-interest expense to net interest income plus non-interest income	61.98%	68.87%	63.63%	63.58%	66.31%
Efficiency Ratio	61.98%	68.88%	63.63%	63.59%	65.59%

Item 3: Quantitative and Qualitative Disclosures about Market Risk

Our asset-liability policy provides guidelines for effective funds management and management has established a measurement system for monitoring net interest rate sensitivity position within established guidelines.

As a financial institution, the primary component of market risk is interest rate volatility.  Fluctuations in interest rates will ultimately impact both the level of income and expense recorded on most assets and liabilities and the market value of all interest-earning assets and interest-bearing liabilities, other than those which have a short-term maturity.  Interest rate risk is the potential of economic gains or losses due to future interest rate changes.  These changes can be reflected in future net interest income and/or fair market values.  The objective is to measure the effect on net interest income (“NII”) and economic value of equity (“EVE”) and to adjust the balance sheet to minimize the inherent risk while at the same time maximizing income.

We manage interest rate exposure by structuring the balance sheet in the ordinary course of business.  We have the ability to enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial futures contracts or forward delivery contracts for the purpose of reducing interest rate risk. Currently, we do not have a material exposure to these instruments.  We also have the ability to enter into interest rate swaps as an accommodation to our customers in connection with an interest rate swap program.  Based upon the nature of our operations, we are not subject to foreign exchange or commodity price risk. We do not own any trading assets.

Our exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of certain members of senior management, in accordance with policies approved by the Board of Directors.  ALCO formulates strategies based on appropriate levels of interest rate risk.  In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors.  ALCO meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, securities purchase and sale activities, commitments to originate loans and the maturities of investment securities and borrowings.  Additionally, ALCO reviews liquidity, projected cash flows, maturities of deposits and consumer and commercial deposit activity.

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

The change in the impact of net interest income from the base case for June 30, 2020, and December 31, 2019, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up-interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities, assumed prepayment of existing fixed rate loans receivable, the downward pricing of variable rate loans receivable, the constraint of the shock on non-term deposits and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease, the level of prepayments is assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for June 30, 2020, and December 31, 2019, is due to being in a liability sensitive position and the level of convexity in pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of assets decrease faster than the value of liabilities and as interest rates decrease, the value of assets increase at a faster rate than liabilities.  However, due to the level of convexity in fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of from discounting the non-interest-bearing deposits.  At June 30, 2020, non-interest-bearing deposits were approximately $292.0 million or 57.8% higher than that deposit type at December 31, 2019.  Substantially all investments and approximately 55.2% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2020	December 31, 2019
+300 basis points	(8.4)%	(12.3)%
+200 basis points	(5.2)%	(7.6)%
+100 basis points	(2.3)%	(3.5)%
0 basis points	—	—
-100 basis points	(3.0)%	1.9%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2020	December 31, 2019
+300 basis points	6.0%	(7.6)%
+200 basis points	6.7%	(3.0)%
+100 basis points	6.0%	(0.6)%
0 basis points	—	—
-100 basis points	(15.3)%	(4.4)%

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Operating Officer (Principal Accounting Officer).  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Operating Officer (Principal Accounting Officer) concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Operating Officer (Principal Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

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

Item 1A:  Risk Factors

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factor represents material updates and additions to the risk factors previously disclosed in our Annual Report on Form 10- K for the fiscal year ended December 31, 2019, as filed with the Securities and Exchange Commission. Additional risks not presently known to us, or that we currently deem immaterial, may also adversely affect our business, financial condition or results of operations. Further, to the extent that any of the information contained in this Quarterly Report on Form 10-Q constitutes forward-looking statements, the risk factor set forth below also is a cautionary statement identifying important factors that could cause our actual results to differ materially from those expressed in any forward-looking statements made by or on behalf of us.

The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.

In December 2019, a novel coronavirus (COVID-19) was reported in China, and, in March 2020, the World Health Organization declared it a pandemic. On March 12, 2020, the President of the United States declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 pandemic has caused significant economic dislocation in the United States as many state and local governments have ordered non-essential businesses to close and residents to shelter in place at home. This has resulted in an unprecedented slow-down in economic activity and a related increase in unemployment. Since the COVID-19 outbreak, more than 22 million people have filed claims for unemployment and stock markets have declined in value, in particular, bank stocks have significantly declined in value. In response to the COVID-19 outbreak, the Federal Reserve Board has reduced the benchmark fed funds rate to a target range of 0% to 0.25% and the yields on 10 and 30-year treasury notes have declined to historic lows. Various state governments and federal agencies are requiring lenders to provide forbearance and other relief to borrowers (e.g., waiving late payment and other fees). The federal banking agencies have encouraged financial institutions to prudently work with affected borrowers and recently passed legislation has provided relief from reporting loan classifications due to modifications related to the COVID-19 outbreak. Certain industries have been particularly hard hit, including the travel and hospitality industry, the restaurant industry and the retail industry. Finally, the spread of the coronavirus has caused us to modify our business practices, including employee travel, work locations and cancellation of physical participation in meetings, events and conferences. We may take further actions as may be required by government authorities or that we determine are in the best interests of our employees, customers and business partners.

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

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019, and concluding October 30, 2020.  The repurchase program does not obligate us to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.  At June 30, 2020, the Company had repurchased a total of 716,477 shares of common stock at a weighted average price paid of $24.79 per share, leaving a maximum number of shares that may yet be purchased under the plan of 383,523.

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

As previously reported in the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2020, Greg Kossover, the Chief Financial Officer of the Company, has assumed the position of Chief Operating Officer of the Company.  Effective July 31, 2020, Eric Newell will succeed Mr. Kossover as Chief Financial Officer of the Company.

Item 6: Exhibits

Exhibit No.	Description
4.1

Indenture, dated as of June 29, 2020, by and between Equity Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020.)

4.2

Form of 7.00% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020.)

10.1†

Employment Agreement, dated April 30, 2020, by and between Equity Bank and Eric Newell (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on May 1, 2020.)

10.2

Form of Subordinated Note Purchase Agreement, dated as of June 29, 2020, by and among Equity Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020.)

10.3

Form of Registration Rights Agreement, dated as of June 29, 2020, by and among Equity Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020.)

10.4

The Fourth Amendment to Loan and Security Agreement and Promissory Notes Modification Agreement, dated June 29, 2020, by and among Equity Bancshares, Inc. as Borrower and ServisFirst Bank, as Lender (incorporated by reference to Exhibit 10.3 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020.)

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Operating Officer (Principal Accounting Officer) pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Operating Officer (Principal Accounting Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Equity Bancshares, Inc.

July 30, 2020	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

July 30, 2020	By:	/s/ Gregory H. Kossover
Date		Gregory H. Kossover
Executive Vice President and Chief Operating Officer
(Principal Accounting Officer)