Form 10-Q
period 2020-09-30
EQUITY BANCSHARES INC
filed 2020-10-29
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 23, 2020, the registrant had 14,853,487 shares of Class A common stock, $0.01 par value per share, outstanding.

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

There are or will be important factors that could cause our actual results to differ materially from those indicated in these forward-looking statements, including, but not limited to, the following:

•	a continued economic downturn related to the COVID-19 pandemic; especially one affecting our core market areas;
•	inability of borrowers on deferral to make payments on their loans following the end of the deferral period;
•	the occurrence of various events that negatively impact the real estate market, since a significant portion of our loan portfolio is secured by real estate;
•	generally difficult or unfavorable conditions in the market for financial products and services;
•	interest rate fluctuations, which could have an adverse effect on our profitability;
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

•	the costs of integrating the businesses we acquire, which may be greater than expected;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;
•	restraints on the ability of Equity Bank to pay dividends to us, which could limit our liquidity;

•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;
•	additional regulatory requirements and restrictions on our business, which could impose additional costs on us;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	a failure in the internal controls we have implemented to address the risks inherent to the business of banking;
•	inaccuracies in our assumptions about future events, which could result in material differences between our financial projections and actual financial performance;
•	the departure of key members of our management personnel or our inability to hire qualified management personnel;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	required implementation of new accounting standards that significantly change certain of our existing recognition practices;
•	the occurrence of adverse weather or man-made events, which could negatively affect our core markets or disrupt our operations;
•	the effects of pandemic and widespread public health emergencies;
•	an increase in FDIC deposit insurance assessments, which could adversely affect our earnings;
•	the impact of the transition from London Interbank Offered Rate (“LIBOR”) and our ability to adequately manage such transition;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•	expiration of our emerging growth company designation will impose additional compliance obligations and costs; and
•	other factors that are discussed in “Item 1A - Risk Factors.”

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2020 and December 31, 2019

(Dollar amounts in thousands)

	(Unaudited) September 30,	December 31,
	2020	2019
ASSETS
Cash and due from banks	$65,534	$88,973
Federal funds sold	305	318
Cash and cash equivalents	65,839	89,291
Interest-bearing time deposits in other banks	499	2,498
Available-for-sale securities	798,576	142,067
Held-to-maturity securities, fair value of $0 and $783,911	—	769,059
Loans held for sale	9,053	5,933
Loans, net of allowance for loan losses of $34,087 and $12,232	2,691,626	2,544,420
Other real estate owned, net	8,727	8,293
Premises and equipment, net	86,087	84,478
Bank-owned life insurance	76,555	75,103
Federal Reserve Bank and Federal Home Loan Bank stock	32,545	31,137
Interest receivable	18,110	15,738
Goodwill	31,601	136,432
Core deposit intangibles, net	17,101	19,907
Other	29,252	25,222
Total assets	$3,865,571	$3,949,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$693,967	$481,298
Total non-interest-bearing deposits	693,967	481,298
Savings, NOW and money market	1,816,307	1,749,048
Time	623,344	833,170
Total interest-bearing deposits	2,439,651	2,582,218
Total deposits	3,133,618	3,063,516
Federal funds purchased and retail repurchase agreements	46,295	35,708
Federal Home Loan Bank advances	167,862	324,373
Bank stock loan	—	8,990
Subordinated debt	87,537	14,561
Contractual obligations	5,478	5,836
Interest payable and other liabilities	22,609	18,534
Total liabilities	3,463,399	3,471,518
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	174	174
Additional paid-in capital	386,017	382,731
Retained earnings	38,299	125,757
Accumulated other comprehensive income (loss), net of tax	21,074	(3)
Employee stock loans	(43)	(77)
Treasury stock	(43,349)	(30,522)
Total stockholders’ equity	402,172	478,060
Total liabilities and stockholders’ equity	$3,865,571	$3,949,578

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three and Nine Months ended September 30, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2020	2019	2020	2019
Interest and dividend income
Loans, including fees	$32,278	$38,051	$99,281	$112,611
Securities, taxable	3,476	4,673	12,113	14,724
Securities, nontaxable	923	1,045	2,769	3,143
Federal funds sold and other	405	780	1,409	2,037
Total interest and dividend income	37,082	44,549	115,572	132,515
Interest expense
Deposits	3,064	10,507	13,827	32,381
Federal funds purchased and retail repurchase agreements	25	50	80	116
Federal Home Loan Bank advances	471	1,957	2,198	5,103
Federal Reserve Bank discount window	—	—	6	—
Bank stock loan	—	198	415	507
Subordinated debt	1,415	311	1,953	955
Total interest expense	4,975	13,023	18,479	39,062
Net interest income	32,107	31,526	97,093	93,453
Provision for loan losses	815	679	23,255	17,299
Net interest income after provision for loan losses	31,292	30,847	73,838	76,154
Non-interest income
Service charges and fees	1,706	2,268	5,097	6,431
Debit card income	2,491	2,205	6,735	6,129
Mortgage banking	877	820	2,298	1,699
Increase in value of bank-owned life insurance	489	507	1,452	1,494
Net gain (loss) from securities transactions	—	4	12	17
Other	922	768	1,929	2,577
Total non-interest income	6,485	6,572	17,523	18,347
Non-interest expense
Salaries and employee benefits	13,877	13,039	40,076	40,204
Net occupancy and equipment	2,224	2,177	6,578	6,332
Data processing	2,817	2,673	8,243	7,436
Professional fees	877	991	3,187	3,375
Advertising and business development	598	806	1,697	2,174
Telecommunications	486	523	1,363	1,593
FDIC insurance	360	111	1,291	1,119
Courier and postage	366	352	1,103	1,020
Free nationwide ATM cost	439	459	1,186	1,240
Amortization of core deposit intangibles	1,030	784	2,806	2,348
Loan expense	107	165	628	608
Other real estate owned	133	(88)	710	326
Merger expenses	—	—	—	915
Goodwill impairment	104,831	—	104,831	—
Other	2,690	2,231	6,831	6,099
Total non-interest expense	130,835	24,223	180,530	74,789
Income (loss) before income taxes	(93,058)	13,196	(89,169)	19,712
Provision (benefit) for income taxes	(2,653)	2,790	(1,711)	4,147
Net income (loss) and net income (loss) allocable to common stockholders	$(90,405)	$10,406	$(87,458)	$15,565
Basic earnings (loss) per share	$(6.01)	$0.67	$(5.75)	$0.99
Diluted earnings (loss) per share	$(6.01)	$0.66	$(5.75)	$0.98

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Three and Nine Months ended September 30, 2020 and 2019

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(90,405)	$10,406	$(87,458)	$15,565
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period on available-for-sale securities	(1,843)	952	2,321	5,240
Unrealized holding gain arising from the transfer of held-to-maturity securities to available-for-sale	24,848	—	24,848	—
Amortization of unrealized loss on held-to-maturity securities	620	209	988	714
Total other comprehensive income	23,625	1,161	28,157	5,954
Tax effect	(5,941)	(293)	(7,080)	(1,510)
Other comprehensive income, net of tax	17,684	868	21,077	4,444
Comprehensive income (loss)	$(72,721)	$11,274	$(66,381)	$20,009

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2020 and 2019

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at July 1, 2019	15,563,873	$173	$381,133	$105,337	$(1,291)	$(83)	$(26,863)	$458,406
Net income	—	—	—	10,406	—	—	—	10,406
Other comprehensive income (loss), net of tax effects	—	—	—	—	868	—	—	868
Stock-based compensation	—	—	617	—	—	—	—	617
Common stock issued under stock-based incentive plan	450	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	19,221	—	405	—	—	—	—	405
Repayment on employee stock loans	—	—	—	—	—	6	—	6
Treasury stock purchases	(143,210)	—	—	—	—	—	(3,659)	(3,659)
Balance at September 30, 2019	15,440,334	$174	$382,155	$115,743	$(423)	$(77)	$(30,522)	$467,050

Balance at July 1, 2020	15,218,301	$174	$384,955	$128,704	$3,390	$(43)	$(37,414)	$479,766
Net income	—	—	—	(90,405)	—	—	—	(90,405)
Other comprehensive income (loss), net of tax effects	—	—	—	—	17,684	—	—	17,684
Stock-based compensation	—	—	812	—	—	—	—	812
Common stock issued upon exercise of stock options	500	—	8	—	—	—	—	8
Common stock issued under stock-based incentive plan	380	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	17,829	—	242	—	—	—	—	242
Treasury stock purchases	(383,523)	—	—	—	—	—	(5,935)	(5,935)
Balance at September 30, 2020	14,853,487	$174	$386,017	$38,299	$21,074	$(43)	$(43,349)	$402,172

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2020 and 2019

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2019	15,793,095	$173	$379,085	$101,326	$(4,867)	$(121)	$(19,655)	$455,941
Net income	—	—	—	15,565	—	—	—	15,565
Other comprehensive income (loss), net of tax effects	—	—	—	—	4,444	—	—	4,444
Stock-based compensation	9,104	—	2,349	—	—	—	—	2,349
Common stock issued upon exercise of stock options	17,502	—	316	—	—	—	—	316
Common stock issued under stock-based incentive plan	22,428	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	19,221	—	405	—	—	—	—	405
Repayment on employee stock loans	—	—	—	—	—	44	—	44
Treasury stock purchases	(421,016)	—	—	—	—	—	(10,867)	(10,867)
Cumulative effect of change in accounting principle from implementation of ASU 2017-08	—	—	—	(1,148)	—	—	—	(1,148)
Balance at September 30, 2019	15,440,334	$174	$382,155	$115,743	$(423)	$(77)	$(30,522)	$467,050

Balance at January 1, 2020	15,444,434	$174	$382,731	$125,757	$(3)	$(77)	$(30,522)	$478,060
Net income	—	—	—	(87,458)	—	—	—	(87,458)
Other comprehensive income (loss), net of tax effects	—	—	—	—	21,077	—	—	21,077
Stock-based compensation	17,703	—	2,670	—	—	—	—	2,670
Common stock issued upon exercise of stock options	1,150	—	20	—	—	—	—	20
Common stock issued under stock-based incentive plan	34,591	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	34,593	—	596	—	—	—	—	596
Repayment on employee stock loans	—	—	—	—	—	34	—	34
Treasury stock purchases	(678,984)	—	—	—	—	—	(12,827)	(12,827)
Balance at September 30, 2020	14,853,487	$174	$386,017	$38,299	$21,074	$(43)	$(43,349)	$402,172

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	(Unaudited) September 30,
	2020	2019
Cash flows from operating activities
Net income	$(87,458)	$15,565
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,670	2,349
Depreciation	2,780	2,637
Amortization of operating lease right-of-use asset	462	465
Amortization of cloud computing implementation costs	81	73
Provision for loan losses	23,255	17,299
Goodwill impairment	104,831	—
Net (accretion) amortization of purchase accounting adjustments	(1,627)	(3,639)
Amortization (accretion) of premiums and discounts on securities	4,406	4,315
Amortization of intangibles	2,843	2,385
Deferred income taxes	(5,015)	(383)
Federal Home Loan Bank stock dividends	(585)	(704)
Loss (gain) on sales and valuation adjustments on other real estate owned	120	(143)
Change in unrealized loss (gain) on equity securities	(12)	(17)
Loss (gain) on disposal of premises and equipment	1	(10)
Loss (gain) on sale of foreclosed assets	280	11
Loss (gain) on sales of loans	(1,895)	(1,405)
Originations of loans held for sale	(87,429)	(71,483)
Proceeds from the sale of loans held for sale	85,780	67,076
Increase in the value of bank-owned life insurance	(1,452)	(1,494)
Change in fair value of derivatives recognized in earnings	411	502
Payments on operating lease payable	(544)	(583)
Net change in:
Interest receivable	(2,371)	394
Other assets	(5,729)	(3,104)
Interest payable and other liabilities	2,627	760
Net cash provided by (used in) operating activities	36,430	30,866
Cash flows from (to) investing activities
Purchases of available-for-sale securities	(91,495)	—
Purchases of held-to-maturity securities	(2,754)	(106,019)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	73,588	20,096
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	156,963	86,565
Net change in interest-bearing time deposits in other banks	1,999	1,494
Net change in loans	(172,154)	(26,499)
Capitalized construction cost of other real estate owned	(62)	(56)
Purchase of premises and equipment	(6,388)	(6,020)
Proceeds from sale of premises and equipment	16	10
Proceeds from sale of foreclosed assets	1,991	312
Net redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock	(823)	(1,792)
Proceeds from sale of other real estate owned	3,947	1,331
Net cash received from acquisition of MidFirst locations	—	85,360
Net cash provided by (used in) investing activities	(35,172)	54,782
Cash flows from (to) financing activities
Net increase (decrease) in deposits	70,019	(115,208)
Net change in federal funds purchased and retail repurchase agreements	10,587	(9,416)
Net borrowings (payments) on Federal Home Loan Bank line of credit	(157,223)	27,453
Proceeds from Federal Home Loan Bank term advances	253,000	—

Principal payments on Federal Home Loan Bank term advances	(252,273)	(2,240)
Proceeds from Federal Reserve Bank discount window	62,000	—
Principal payments on Federal Reserve Bank discount window	(62,000)	—
Proceeds from bank stock loan	38,354	7,208
Principal payments on bank stock loan	(47,344)	(7,888)
Principal payments on employee stock loans	34	44
Proceeds from the exercise of employee stock options	20	317
Proceeds from employee stock purchase plan	596	405
Proceeds from subordinated notes	75,000	—
Debt issuance cost	(2,295)	—
Purchase of treasury stock	(12,827)	(10,867)
Net change in contractual obligations	(358)	(221)
Net cash provided by (used in) financing activities	(24,710)	(110,413)
Net change in cash and cash equivalents	(23,452)	(24,765)
Cash and cash equivalents, beginning of period	89,291	192,818
Ending cash and cash equivalents	$65,839	$168,053
Supplemental cash flow information:
Interest paid	$19,730	$37,536
Income taxes paid, net of refunds	2,208	1,786
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	$2,456	$906
Other real estate owned transferred from premise and equipment	1,982	—
Operating leases recognized	—	3,546
Total fair value of assets acquired in purchase of MidFirst locations	—	13,246
Total fair value of liabilities acquired in purchase of MidFirst locations	—	98,606

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2019, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020.  Operating results for the nine months ended September 30, 2020, are not necessarily indicative of the results that may be expected for the year ending December 31, 2020, or any other period.

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

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the CARES Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The package also includes extensive emergency funding for hospitals and medical providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts are expected to have a material impact on the Company’s operations.

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

Financial position and results of operations

The Company’s interest income and fees could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest, and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

Capital and liquidity

As of September 30, 2020, all our capital ratios, and our subsidiary bank’s capital ratios, were in excess of regulatory requirements.  While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios by further credit losses.  The Company relies on cash on hand as well as dividends from its subsidiary bank to service its debt.  If the Company’s subsidiary bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period of time, the Company may not be able to service its debt.

The Company maintains access to multiple sources of liquidity. Wholesale funding markets have remained open to us, but rates for short term funding have historically been volatile.  If funding costs are elevated for an extended period of time, it could have an adverse effect on the Company’s net interest margin.  If an extended recession caused large numbers of the Company’s deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

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

At September 30, 2020, the Company performed a quantitative analysis to assess goodwill for impairment of Equity Bancshares, Inc., the sole reporting unit.  Consideration was given to the on-going economic market disruption, the movement of the Company’s stock price in relation to other bank indexes and the length of time that the market value of the reporting unit has been below its book value as triggering events and completed a quantitative analysis to assess whether or not goodwill was impaired.  This analysis determined that goodwill was impaired and subsequently the Company booked a non-cash impairment charge of $104,831 to goodwill on September 30, 2020.

The determination of the fair value of the reporting unit incorporates assumptions that marketplace participants would use in their estimates of fair value in a change in control transaction, as prescribed by ASC Topic 820.  To arrive at a conclusion of fair value, we utilized both the income approach and the market approach and then applied weighting factors to each approach.  Weighting factors represent our best business judgement of the weightings a market participant would utilize in arriving at fair value of the reporting unit.  In performing the analysis, Company management made numerous assumptions with respect to industry performance, reporting unit business performance, economic and market conditions and various other matters, many of which require significant management judgement.  Projections related to business unit performance over the next five years assumed an economic downturn over a 12-month time horizon subsequently returning to conservative positive growth rates in loan and deposits after that time period.  The analysis performed and the assumptions that are incorporated into the analysis reflect the best currently available estimates and judgements as to the expected future financial performance of the reporting unit.  At September 30, 2020, the Company had goodwill of $31,601 which could be at risk of further impairment with further declines in performance, stock price or market conditions for bank stocks.

Processes, controls and business continuity plan

As of September 30, 2020, all the Company’s bank locations were open to customers with social distancing measures in place, allowing full access for customer use.  Customers are served by appointment, calling ahead, curbside and drive-through but offered full lobby access during normal hours.  The Company does not anticipate incurring additional material cost related to its continued deployment of the preparedness plan and no material operational or internal control challenges or risks have been identified to date.  The Company does not anticipate significant challenges to its ability to maintain its systems and controls in light of the measures the Company has taken to prevent the spread of COVID-19.  The Company has not experienced any material resource constraints through the implementation of its business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, the Company has worked with customers affected by COVID-19 and offered short-term assistance in accordance with regulatory guidelines. Commercial borrowers needing assistance have been offered either a 90-day principal and interest deferral or a 180-day principal only deferral.  Commercial borrowers that originally requested a 90-day deferral can request an additional 90-day deferral by providing their previous year financial information, current year interim financial information, projections for the balance of the calendar year and information related to their cash reserves to show a need for the additional 90-day deferral.  Consumers needing assistance have been offered a 90-day principal and interest deferral with an option to request an additional 90-day deferral.  At the end of the deferral period, the interest will be capitalized and the loan re-amortized generally causing a minimal increase to payments for most consumers.  As of September 30, 2020, the Company had 68 remaining deferrals on outstanding loan balances of $41,228, with interest deferred of $306.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not automatically considered troubled debt restructurings, are not reflected in past due loan balances and have not been reported as a classified loan solely due to a deferral.  These deferred loans are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if a noted weakness exists.

The following table lists loans by category that have been deferred under the payment deferral program at September 30, 2020.

September 30, 2020
Commercial real estate	$4,965
Commercial and industrial	25,746
Residential real estate	9,752
Agricultural real estate	643
Consumer	122
Total loans	$41,228

With the passage of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), the Company actively participated in assisting its customers with applications for resources through the program.  PPP loans originated prior to June 5, 2020, have a two-year term and originated on or after June 5, 2020, have a five-year term, unless the lender and borrower agree differently.  All PPP loans earn interest at 1.0%.  As of September 30, 2020, there were 3,221 loans with an outstanding balance of $367,844 that were originated under the PPP program. It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government. Should those circumstances change, the Company could be required to establish additional allowance for loan loss through additional provision for loan loss expense charged to earnings.

Credit

As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in frequent communication with borrowers to better understand their situation and the challenges faced, allowing the Company to respond proactively as needs and issues arise.  Should economic conditions worsen, the Company could experience further increases in its required allowance for loan losses and record additional provision for loan losses.  It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Many industries have and will continue to experience adverse impacts as a result of COVID-19.  Our exposure from outstanding loans and commitments to industries which we consider a higher risk totaled approximately $285,943 in hospitality and $65,088 in aircraft manufacturing.

Recent Accounting Pronouncements

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets.  This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company is required to use a new forward-looking current expected credit losses (CECL) model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  The amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The ASU was effective for the Company beginning in the first quarter of 2020; however, the CARES Act, issued in 2020, provided temporary relief related to the implementation of this accounting guidance until the earlier of the date on which the national emergency concerning the COVID-19 virus terminates or December 31, 2020.  The Company has elected to utilize this relief and has calculated the allowance for loan losses and the resulting provision for loan losses using the prior incurred loss method at September 30, 2020.  When the temporary relief expires the implementation of this accounting guidance is expected to be applied retroactively back to January 1, 2020.  The Company completed the process of developing credit models and model implementation during the fourth quarter of 2019 and is in the final stages of implementing the internal controls, accounting, financial reporting and governance processes to comply with the new guidance. The adoption of CECL is expected to result in an increase to our total allowance for credit losses (ACL) on loans held for investment and will require a reclassification of purchased credit-impaired discount from loans to the allowance for credit losses.  The expected increase in the ACL is largely attributable to the longer duration of the real estate portfolios.  The ultimate impact to the Company’s financial condition and results of operations of the ASU, at both adoption and each subsequent reporting period, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loan portfolio and other management judgements.

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which has simplified the subsequent measurement of goodwill. Goodwill and other intangibles must be assessed for impairment annually.  If an entity’s assessment determines that the fair value of an entity is less than its carrying amount, including goodwill, previously, the measurement of goodwill impairment required that the entity’s identifiable net assets be valued following procedures similar to determining the fair value of assets acquired and liabilities assumed in a business combination.  Under ASU 2017-04, goodwill impairment is measured to the extent that the carrying amount of an entity exceeds its fair value.  The amendments in this update are effective for the Company’s annual goodwill impairment tests beginning in 2020.  The amendments are applied on a prospective basis and the impact from the accounting guidance is highly dependent on changes in financial markets and future events.  The Company will monitor indicators of goodwill impairment on a quarterly basis and will record impairment when it is determined to have occurred.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met.  The transactions primarily include contract modifications; hedging relationships; and sale or transfer of debt securities classified as held-to-maturity.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company is in the process of evaluating the guidance, and its effect on the Company’s financial condition, results of operations and cash flows has not yet been determined.

In October 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs.  ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of the guidance of premium amortization of purchased callable debt securities, at each reporting date.  If there is no remaining premium or if there are no further call dates the Company shall reset the effective yield using the payment terms of the debt security.  ASU 2020-08 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 and early application is not permitted.  The guidance is not expected to have a material impact on the Company’s financial statements.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2020
Available-for-sale securities
U.S. Government-sponsored entities	$995	$34	$—	$1,029
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	581,265	23,605	—	604,870
Private label residential mortgage-backed securities	21,165	—	(81)	21,084
Corporate	44,508	514	(158)	44,864
Small Business Administration loan pools	1,227	49	—	1,276
State and political subdivisions	121,262	4,245	(54)	125,453
	$770,422	$28,447	$(293)	$798,576
December 31, 2019
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$141,082	$1,261	$(276)	$142,067
	$141,082	$1,261	$(276)	$142,067

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following table.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$1,991	$23	$(1)	$2,013
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	593,236	11,272	(536)	603,972
Corporate	22,992	503	—	23,495
Small Business Administration loan pools	1,478	12	—	1,490
State and political subdivisions	149,362	3,604	(25)	152,941
	$769,059	$15,414	$(562)	$783,911

The tables above present unrecognized gains and losses on held-to-maturity securities since date of designation.  During the third quarter of 2020, all held-to-maturity securities were moved to available-for-sale to better manage the Company’s assets and liabilities and to facilitate opportunities to take advantage of changes in the yield curve or other market factors.

The fair value and amortized cost of debt securities at September 30, 2020, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$8,244	$8,323
One to five years	27,681	28,504
Five to ten years	64,849	66,478
After ten years	88,383	90,401
Mortgage-backed securities	581,265	604,870
Total debt securities	$770,422	$798,576

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $717,770 at September 30, 2020, and $780,038 at December 31, 2019.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2020, and December 31, 2019.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2020
Available-for-sale securities
Mortgage-backed securities
Private label residential mortgage-backed securities	$18,515	$(81)	$—	$—	$18,515	$(81)
Corporate	11,795	(158)	—	—	11,795	(158)
State and political subdivisions	3,702	(30)	530	(24)	4,232	(54)
Total temporarily impaired securities	$34,012	$(269)	$530	$(24)	$34,542	$(293)
December 31, 2019
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)
Total temporarily impaired securities	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$999	$(1)	$999	$(1)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	26,246	(51)	96,987	(639)	123,233	(690)
Small Business Administration loan pools	811	(14)	—	—	811	(14)
State and political subdivisions	1,771	(4)	1,354	(21)	3,125	(25)
Total temporarily impaired securities	$28,828	$(69)	$99,340	$(661)	$128,168	$(730)

The tables above present unrealized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of September 30, 2020, the Company held 38 available-for-sale securities in an unrealized loss position.

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

There were no proceeds from sales of available-for-sale securities during the nine months ended September 30, 2020, or 2019.

NOTE 3 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at September 30, 2020, and December 31, 2019.

	September 30, 2020	December 31, 2019
Commercial real estate	$1,188,329	$1,178,427
Commercial and industrial	857,244	571,647
Residential real estate	402,242	503,439
Agricultural real estate	127,349	141,868
Consumer	67,465	68,378
Agricultural	83,084	92,893
Total loans	2,725,713	2,556,652
Allowance for loan losses	(34,087)	(12,232)
Net loans	$2,691,626	$2,544,420

Included in the commercial and industrial loan balances at September 30, 2020, are $376,040 of loans that were originated under the SBA PPP program.

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the first nine months of 2020, the Company purchased one pool of residential real estate loans totaling $752.  As of September 30, 2020, and December 31, 2019, residential real estate loans include $96,917 and $144,554 of purchased residential real estate loans.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $5,945 with related loans of $402,250 at September 30, 2020, and $8,287 with related loans of $624,747 at December 31, 2019.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $674 at September 30, 2020, and $815 at December 31, 2019.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended September 30, 2020, and 2019.

September 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$9,467	$10,168	$5,315	$975	$7,343	$810	$34,078
Provision for loan losses	(218)	1,361	(591)	468	(158)	(47)	815
Loans charged-off	(308)	(3)	(153)	(167)	(244)	—	(875)
Recoveries	1	3	22	5	33	5	69
Total ending allowance balance	$8,942	$11,529	$4,593	$1,281	$6,974	$768	$34,087

September 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,712	$7,948	$2,908	$525	$1,344	$340	$17,777
Provision for loan losses	396	49	(324)	131	241	186	679
Loans charged-off	(506)	(18)	(355)	(9)	(313)	(5)	(1,206)
Recoveries	47	17	450	38	73	—	625
Total ending allowance balance	$4,649	$7,996	$2,679	$685	$1,345	$521	$17,875

The following tables present the activity in the allowance for loan losses by class for the nine-month periods ended September 30, 2020, and 2019.

September 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Provision for loan losses	5,189	8,711	2,203	859	6,076	217	23,255
Loans charged-off	(367)	(259)	(312)	(191)	(697)	(1)	(1,827)
Recoveries	201	16	26	5	173	6	427
Total ending allowance balance	$8,942	$11,529	$4,593	$1,281	$6,974	$768	$34,087

September 30, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Provision for loan losses	981	13,979	805	299	973	262	17,299
Loans charged-off	(1,114)	(8,756)	(934)	(43)	(994)	(47)	(11,888)
Recoveries	120	66	488	38	296	2	1,010
Total ending allowance balance	$4,649	$7,996	$2,679	$685	$1,345	$521	$17,875

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of September 30, 2020, and December 31, 2019.

September 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$910	$4,639	$536	$776	$70	$159	$7,090
Collectively evaluated for impairment	7,600	5,571	3,930	149	6,904	491	24,645
Purchased credit impaired loans	432	1,319	127	356	—	118	2,352
Total	$8,942	$11,529	$4,593	$1,281	$6,974	$768	$34,087
Loan Balance:
Individually evaluated for impairment	$5,017	$28,434	$6,378	$3,111	$259	$480	$43,679
Collectively evaluated for impairment	1,176,817	824,265	393,129	120,346	67,186	80,512	2,662,255
Purchased credit impaired loans	6,495	4,545	2,735	3,892	20	2,092	19,779
Total	$1,188,329	$857,244	$402,242	$127,349	$67,465	$83,084	$2,725,713

December 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$281	$199	$303	$56	$39	$57	$935
Collectively evaluated for impairment	3,581	2,848	2,352	459	1,383	394	11,017
Purchased credit impaired loans	57	14	21	93	—	95	280
Total	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Loan Balance:
Individually evaluated for impairment	$4,375	$16,335	$7,358	$584	$381	$518	$29,551
Collectively evaluated for impairment	1,166,106	550,201	493,309	135,776	67,972	90,347	2,503,711
Purchased credit impaired loans	7,946	5,111	2,772	5,508	25	2,028	23,390
Total	$1,178,427	$571,647	$503,439	$141,868	$68,378	$92,893	$2,556,652

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of September 30, 2020, and December 31, 2019.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	September 30, 2020			December 31, 2019
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$2,166	$2,150	$—
Commercial and industrial	19,970	13,857	—	20,152	14,832	—
Residential real estate	4,506	4,235	—	4,395	4,324	—
Agricultural real estate	—	—	—	1,610	1,533	—
Consumer	—	—	—	—	—	—
Agricultural	—	—	—	—	—	—
Subtotal	24,476	18,092	—	28,323	22,839	—
With an allowance recorded:
Commercial real estate	8,006	6,452	1,342	3,469	2,749	338
Commercial and industrial	18,913	18,130	5,958	1,845	1,640	213
Residential real estate	3,346	2,990	663	3,395	3,244	324
Agricultural real estate	7,247	5,812	1,132	1,142	1,015	149
Consumer	281	259	70	430	381	39
Agricultural	1,497	1,010	277	1,619	1,359	152
Subtotal	39,290	34,653	9,442	11,900	10,388	1,215
Total	$63,766	$52,745	$9,442	$40,223	$33,227	$1,215

The tables below present average recorded investment and interest income related to impaired loans for the three and nine months ended September 30, 2020, and 2019.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$18	$35	$3,327	$3
Commercial and industrial	13,857	—	808	—
Residential real estate	4,262	14	7,800	19
Agricultural real estate	—	—	1,750	—
Consumer	—	—	15	—
Agricultural	—	—	161	—
Subtotal	18,137	49	13,861	22
With an allowance recorded:
Commercial real estate	6,324	16	7,032	—
Commercial and industrial	15,483	190	21,066	9
Residential real estate	3,586	2	3,891	20
Agricultural real estate	5,356	28	1,296	2
Consumer	271	3	728	4
Agricultural	1,435	1	1,128	—
Subtotal	32,455	240	35,141	35
Total	$50,592	$289	$49,002	$57

	As of and for the nine months ended
	September 30, 2020		September 30, 2019
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$556	$36	$7,427	$82
Commercial and industrial	14,229	23	2,064	5
Residential real estate	4,299	14	4,161	50
Agricultural real estate	566	5	1,804	—
Consumer	—	—	31	—
Agricultural	—	—	300	—
Subtotal	19,650	78	15,787	137
With an allowance recorded:
Commercial real estate	5,667	35	7,140	74
Commercial and industrial	9,507	362	18,528	12
Residential real estate	3,573	5	6,965	28
Agricultural real estate	3,534	34	907	2
Consumer	318	3	772	9
Agricultural	1,401	1	663	2
Subtotal	24,000	440	34,975	127
Total	$43,650	$518	$50,762	$264

The following tables present the aging of the recorded investment in past due loans as of September 30, 2020, and December 31, 2019, by portfolio and class of loans.

September 30, 2020	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$579	$158	$—	$6,452	$1,181,140	$1,188,329
Commercial and industrial	254	203	—	31,987	824,800	857,244
Residential real estate	605	2,720	248	7,225	391,444	402,242
Agricultural real estate	—	—	—	5,812	121,537	127,349
Consumer	178	78	—	259	66,950	67,465
Agricultural	70	—	—	1,010	82,004	83,084
Total	$1,686	$3,159	$248	$52,745	$2,667,875	$2,725,713

December 31, 2019	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,191	$218	$—	$6,913	$1,170,105	$1,178,427
Commercial and industrial	74	11	—	16,906	554,656	571,647
Residential real estate	831	1,008	—	8,013	493,587	503,439
Agricultural real estate	59	78	—	4,807	136,924	141,868
Consumer	402	138	—	381	67,457	68,378
Agricultural	10	14	—	1,359	91,510	92,893
Total	$2,567	$1,467	$—	$38,379	$2,514,239	$2,556,652

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

Pass:  Loans classified as pass include all loans that do not fall under one of the three following categories.  These loans are considered unclassified.

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

The risk category of loans by class of loans is as follows as of September 30, 2020, and December 31, 2019.

September 30, 2020	Unclassified	Classified	Total
Commercial real estate	$1,180,611	$7,718	$1,188,329
Commercial and industrial	814,402	42,842	857,244
Residential real estate	395,017	7,225	402,242
Agricultural real estate	119,977	7,372	127,349
Consumer	67,206	259	67,465
Agricultural	81,317	1,767	83,084
Total	$2,658,530	$67,183	$2,725,713

December 31, 2019	Unclassified	Classified	Total
Commercial real estate	$1,167,101	$11,326	$1,178,427
Commercial and industrial	539,877	31,770	571,647
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The table below lists recorded investments in purchased credit impaired loans as of September 30, 2020, and December 31, 2019.

	September 30, 2020	December 31, 2019
Contractually required principal payments	$25,497	$29,895
Discount	(5,718)	(6,505)
Recorded investment	$19,779	$23,390

The accretable yield associated with these loans was $2,756 and $3,127 as of September 30, 2020, and December 31, 2019.  The

interest income recognized on these loans for the three-month periods ended September 30, 2020, and 2019, was $402 and $1,479.  The interest income recognized on these loans for the nine-month periods ended September 30, 2020, and 2019, was $1,263 and $2,011.  For the three and nine-month periods ended September 30, 2020, there was a provision for loan losses of $54 and $2,072 recorded for these loans.  For the three and nine-month periods ended September 30, 2019, there was a provision for loan losses of $28 and $191 recorded for these loans.

Troubled Debt Restructurings

The Company had troubled debt restructurings with an amortized cost of $15,045 and $15,508 as of September 30, 2020, and December 31, 2019.  The Company had allocated $367 of allowance for these loans at September 30, 2020.  At December 31, 2019, there was no allowance for these loans.  At September 30, 2020, and December 31, 2019, there were no commitments to lend additional amounts on these loans.

There were no loan modifications considered to be troubled debt restructurings that occurred during the three or nine-month periods ended September 30, 2020, or 2019.

No restructured loans that were modified within the twelve months preceding September 30, 2020, have subsequently had a payment default.  There were no troubled debt restructurings within the twelve months preceding September 30, 2019.  Default is determined at 90 or more days past due, charge-off or foreclosure.

As of September 30, 2020, we had 63 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $40,232 in connection with the COVID-19 relief provided by the CARES Act.  These deferrals were no more than 180 days in duration and were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At September 30, 2020, the portfolio of interest rate swaps had a weighted average maturity of 6.5 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.22%.  At December 31, 2019, the portfolio of interest rate swaps had a weighted average maturity of 7.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 4.78%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At September 30, 2020, this portfolio of interest rate swaps had a weighted average maturity of 8.1 years, weighted average pay rate of 4.14% and a weighted average rate received of 4.14%.  At December 31, 2019, this portfolio of interest rate swaps had a weighted average maturity of 8.8 years, weighted average pay rate of 4.92% and weighted average rate received of 4.92%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2020, and December 31, 2019.

	September 30, 2020			December 31, 2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,640	$—	$561	$5,797	$30	$177
Total derivatives designated as hedging relationships	5,640	—	561	5,797	30	177
Derivatives not designated as hedging instruments:
Interest rate swaps	120,015	7,937	8,738	114,571	3,505	3,899
Interest rate caps/floors	—	—	—	—	—	—
Total derivatives not designated as hedging instruments	120,015	7,937	8,738	114,571	3,505	3,899
Total	$125,655	7,937	9,299	$120,368	3,535	4,076
Cash collateral		—	(9,401)		—	(4,186)
Netting adjustments		102	102		182	182
Net amount presented in Balance Sheet		$8,039	$—		$3,717	$72

 The table below lists designated and qualifying hedged items in fair value hedges at September 30, 2020.

	September 30, 2020
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$5,640	$555	$—
Total	$5,640	$555	$—

The Company reports hedging derivative gains/(losses) as adjustments to loan interest income along with the related net interest settlements and the derivative gains/(losses) and net interest settlements for economic derivatives are reported in other income. For the three and nine-month periods ended September 30, 2020, and 2019, the Company recorded net gains/(losses) on derivatives and hedging activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedges	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	77	(180)	(407)	(501)
Interest rate caps/floors	—	—	—	(1)
Total net gains (losses) related to derivatives not designated as hedging instruments	77	(180)	(407)	(502)
Net gains (losses) on derivatives and hedging activities	$77	$(180)	$(407)	$(502)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended September 30, 2020, and 2019.

	September 30, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$27	$(27)	$—	$(28)
Total	$27	$(27)	$—	$(28)

	September 30, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$307	$(307)	$—	$2
Total	$307	$(307)	$—	$2

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine-month periods ended September 30, 2020, and 2019.

	September 30, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(409)	$409	$—	$(61)
Total	$(409)	$409	$—	$(61)

	September 30, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(489)	$489	$—	$21
Total	$(489)	$489	$—	$21

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended September 30, 2020, and December 31, 2019, are listed below.

	September 30, 2020
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,691	$3,655	16.6	2.98%
Total operating leases	$3,691	$3,655	16.6	2.98%

	December 31, 2019
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$4,153	$4,112	16.0	2.95%
Total operating leases	$4,153	$4,112	16.0	2.95%

Operating lease costs for the three and nine-month periods ended September 30, 2020, and 2019, are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$184	$185	$549	$540
Short-term lease cost	—	—	—	—
Variable lease cost	3	12	22	35
Total operating lease cost	$187	$197	$571	$575

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or nine-month periods ended September 30, 2020.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	September 30, 2020
Due in one year or less	$492
Due after one year through two years	504
Due after two years through three years	434
Due after three years through four years	240
Due after four years through five years	216
Thereafter	2,886
Total undiscounted cash flows	4,772
Discount on cash flows	(1,117)
Total operating lease liability	$3,655

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2020, and December 31, 2019, are listed below.

	September 30, 2020	December 31, 2019
Federal funds purchased	$—	$—
Retail repurchase agreements	46,295	35,708

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $51,087 and $40,412 at September 30, 2020, and December 31, 2019.  The agreements are on a day-to-day basis and can be terminated on demand.

	September 30, 2020	December 31, 2019
Year-to-date average daily balance during the period	$44,548	$42,459
Maximum month-end balance year-to-date	$53,543	$45,575
Weighted average interest rate at period-end	0.21%	0.40%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of September 30, 2020, are listed below.

	September 30, 2020	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$154,000	0.33%	—
Federal Home Loan Bank fixed-rate term advances	13,821	2.19%	1.9
Total principal outstanding	167,821
Merger purchase accounting adjustment	41
Total Federal Home Loan Bank advances	$167,862

Federal Home Loan Bank advances as of December 31, 2019, are listed below.

	December 31, 2019	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$311,223	1.79%	—
Federal Home Loan Bank fixed-rate term advances	13,095	2.80%	2.7
Total principal outstanding	324,318
Merger purchase accounting adjustment	55
Total Federal Home Loan Bank advances	$324,373

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $785,177 and $811,394 at September 30, 2020, and December 31, 2019.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $568,848 and $448,278 at September 30, 2020, and December 31, 2019.

Federal Reserve Bank discount window

At September 30, 2020, to support the $275,635 borrowing capacity from the Federal Reserve Bank, the Company has pledged loans with an outstanding balance of $282,617 and securities with a fair value of $66,695.  No borrowings were secured from this facility at periods ended September 30, 2020, or 2019.

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

On September 30, 2020, there was no outstanding principal balance on the bank stock loan.

Bank stock loan advances as of December 31, 2019, are listed below.

	December 31, 2019	Weighted Average Rate	Weighted Average Term in Years
Bank stock loan	$8,990	4.75%	3.7

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios, and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due.  For the nine months ended September 30, 2020, the lender has granted the Company a waiver with reference to the return on assets ratio covenant contained within our loan contract.  The Company was in compliance with all other terms of the borrowing facility.

Subordinated debt

Subordinated debt as of September 30, 2020, and December 31, 2019, are listed below.

	September 30, 2020	December 31, 2019
Subordinated debentures	$14,793	$14,561
Subordinated notes	72,744	—
Total	$87,537	$14,561

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

Subordinated debentures as of September 30, 2020, and December 31, 2019, are listed below.

	September 30, 2020	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.24%	14.5
CTIII subordinated debentures	5,155	2.14%	16.7
CFSTI subordinated debentures	5,155	3.48%	12.2
Total contractual balance	20,620
Fair market value adjustments	(5,827)
Total subordinated debentures	$14,793

	December 31, 2019	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	3.99%	15.3
CTIII subordinated debentures	5,155	3.78%	17.5
CFSTI subordinated debentures	5,155	5.20%	13.0
Total contractual balance	20,620
Fair market value adjustments	(6,059)
Total subordinated debentures	$14,561

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

Subordinated notes as of September 30, 2020, are listed below.

	September 30, 2020	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	9.8
Total principal outstanding	75,000
Debt issuance cost	(2,256)
Total subordinated notes	$72,744

Future principal repayments

Future principal repayments of the September 30, 2020, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$46,295	$159,357	$—	$—	$205,652
Due after one year through two years	—	2,357	—	—	2,357
Due after two years through three years	—	2,357	—	—	2,357
Due after three years through four years	—	2,107	—	—	2,107
Due after four years through five years	—	1,643	—	—	1,643
Thereafter	—	—	20,620	75,000	95,620
Total	$46,295	$167,821	$20,620	$75,000	$309,736

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At September 30, 2020, and December 31, 2019, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued and were held in treasury or were outstanding at September 30, 2020, and December 31, 2019.

	September 30, 2020	December 31, 2019
Class A common stock – issued	17,224,530	17,136,493
Class A common stock – held in treasury	(2,371,043)	(1,692,059)
Class A common stock – outstanding	14,853,487	15,444,434
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance.  The ESPP was approved by the Company’s stockholders on April 24, 2019.  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  The following table presents the offering periods and costs associated with this program.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
February 15, 2019 to August 14, 2019	19,221	$21.07	$72
August 15, 2019 to February 14, 2020	16,764	21.11	63
February 15, 2020 to August 14, 2020	17,829	13.61	43

Treasury stock is stated at cost, determined by the first-in, first-out method.

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019, and concluding October 30, 2020.  The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  Under this program, during the third quarter of 2020, the Company repurchased a total of 383,523 shares of the Company’s outstanding common stock at a weighted average price paid of $15.48 per share.  Since the inception of the repurchase program, the total authorized amount of 1,100,000 shares have been repurchased at a weighted average price paid of $21.54.

Accumulated other comprehensive income (loss)

At September 30, 2020, and December 31, 2019, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income (loss) as of September 30, 2020, and December 31, 2019, are listed below.

	Available-for- Sale Securities	Held-to- Maturity Securities	Accumulated Other Comprehensive Income (Loss)
September 30, 2020
Net unrealized or unamortized gains (losses)	$28,154	$—	$28,154
Tax effect	(7,080)	—	(7,080)
	$21,074	$—	$21,074
December 31, 2019
Net unrealized or unamortized gains (losses)	$985	$(988)	$(3)
Tax effect	(248)	248	—
	$737	$(740)	$(3)

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, and became fully phased in January 1, 2019.  The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of September 30, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2020, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2020, and December 31, 2019, are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2020
Total capital to risk weighted assets
Equity Bancshares, Inc.	$454,222	17.35%	$274,873	10.50%	$ N/A	N/A
Equity Bank	402,785	15.41%	274,446	10.50%	261,377	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	348,738	13.32%	222,516	8.50%	N/A	N/A
Equity Bank	370,095	14.16%	222,171	8.50%	209,102	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	333,945	12.76%	183,249	7.00%	N/A	N/A
Equity Bank	370,095	14.16%	182,964	7.00%	169,895	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	348,738	8.76%	159,167	4.00%	N/A	N/A
Equity Bank	370,095	9.31%	158,967	4.00%	198,709	5.00%
December 31, 2019
Total capital to risk weighted assets
Equity Bancshares, Inc.	$352,853	12.59%	$294,341	10.50%	$ N/A	N/A
Equity Bank	348,951	12.47%	293,917	10.50%	279,921	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	340,621	12.15%	238,276	8.50%	N/A	N/A
Equity Bank	336,719	12.03%	237,933	8.50%	223,937	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,060	11.63%	196,227	7.00%	N/A	N/A
Equity Bank	336,719	12.03%	195,945	7.00%	181,949	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	340,621	9.02%	151,072	4.00%	N/A	N/A
Equity Bank	336,719	8.92%	150,943	4.00%	188,679	5.00%

 Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS (LOSS) PER SHARE

The following table presents earnings (loss) per share for the three and nine-month periods ended September 30, 2020, and 2019.

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Basic:
Net income (loss) allocable to common stockholders	$(90,405)	$10,406	$(87,458)	$15,565
Weighted average common shares outstanding	15,040,386	15,513,969	15,210,856	15,677,972
Weighted average vested restricted stock units	21	73	1,045	1,584
Weighted average shares	15,040,407	15,514,042	15,211,901	15,679,556
Basic earnings (loss) per common share	$(6.01)	$0.67	$(5.75)	$0.99
Diluted:
Net income (loss) allocable to common stockholders	$(90,405)	$10,406	$(87,458)	$15,565
Weighted average common shares outstanding for:
Basic earnings per common share	15,040,407	15,514,042	15,211,901	15,679,556
Dilutive effects of the assumed exercise of stock options	—	178,285	—	201,024
Dilutive effects of the assumed vesting of restricted stock units	—	15,711	—	16,025
Average shares and dilutive potential common shares	15,040,407	15,708,038	15,211,901	15,896,605
Diluted earnings (loss) per common share	$(6.01)	$0.66	$(5.75)	$0.98

Dilutive shares not included above due to the net loss in the period.

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Dilutive effects of the assumed exercise of stock options	50,376	—	96,125	—
Dilutive effects of the assumed vesting of restricted stock units	32,428	—	29,486	—
Dilutive effects of the assumed exercise of ESPP purchases	2,043	—	3,289	—
Total dilutive shares	84,847	—	128,900	—

Average shares not included in the computation of diluted earnings (loss) per share because they were antidilutive are shown in the following table.

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Stock options	483,181	347,528	408,300	315,522
Restricted stock units	226,139	141,693	181,344	2,197
Total antidilutive shares	709,320	489,221	589,644	317,719

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$1,029	$—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	604,870	—
Private label residential mortgage backed securities	—	21,084	—
Corporate	—	44,864	—
Small Business Administration loan pools	—	1,276	—
State and political subdivisions	—	125,453	—
Derivative assets:
Derivative assets (included in other assets)	—	7,937	—
Cash collateral held by counterparty and netting adjustments	102	—	—
Total derivative assets	102	7,937	—
Other assets:
Equity securities with readily determinable fair value	501	—	—
Total other assets	501	—	—
Total assets	$603	$806,513	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$9,299	$—
Cash collateral held by counterparty and netting adjustments	(9,299)	—	—
Total derivative liabilities	(9,299)	9,299	—
Total liabilities	$(9,299)	$9,299	$—

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
Mortgage backed securities
Government-sponsored redisential mortgage backed securities	$—	$142,067	$—
Derivative assets:
Derivative assets (included in other assets)	—	3,535	—
Cash collateral held by counterparty and netting adjustments	182	—	—
Total derivative assets	182	3,535	—
Other assets:
Equity securities with readily determinable fair value	489	—	—
Total other assets	489	—	—
Total assets	$671	$145,602	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$4,076	$—
Cash collateral held by counterparty	(4,004)	—	—
Total derivative liabilities	(4,004)	4,076	—
Total liabilities	$(4,004)	$4,076	$—

There were no material transfers between levels during the nine months ended September 30, 2020, or the year ended December 31, 2019.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of impairment.  The fair value of impaired securities is determined as discussed previously for available-for-sale securities.  The fair values of impaired loans with specific allocations of the allowance for loan losses are generally based on recent real estate appraisals of the collateral less estimated cost to sell.  Declines in the fair values of other real estate owned subsequent to their initial acquisitions are also based on recent real estate appraisals less estimated selling costs.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	September 30, 2020
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$5,110
Commercial and industrial	5,193	—	6,979
Residential real estate	—	—	2,327
Agricultural real estate	—	—	4,680
Other	—	—	922
Other real estate owned:
Commercial real estate	—	—	4,956
Residential real estate	—	—	671

	December 31, 2019
	(Level 1)	(Level 2)	(Level 3)
Impaired loans:
Commercial real estate	$—	$—	$2,411
Commercial and industrial	—	—	15,688
Residential real estate	—	—	2,920
Agricultural real estate	—	—	866
Other	—	—	1,549
Other real estate owned:
Commercial real estate	—	—	1,268
Residential real estate	—	—	42

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2020, or at December 31, 2019.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
September 30, 2020
Impaired real estate loans	$20,018	Sales Comparison Approach	Adjustments for differences between comparable sales with additional 15.00% stress	6% - 26% (16%)
Impaired other real estate owned	$5,627	Sales Comparison Approach	Adjustments for differences between comparable sales with additional 13.29% stress	8% - 45% (26%)
December 31, 2019
Impaired real estate loans	$9,173	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 12% (8%)
Impaired other loans	$14,261	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5X)
Impaired other real estate owned	$1,310	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 55% (32%)

Carrying amount and estimated fair values of financial instruments at period end were as follows.

	September 30, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$65,839	$65,839	$65,839	$—	$—
Interest-bearing time deposits in other banks	499	499	—	499	—
Available-for-sale securities	798,576	798,576	—	798,576	—
Loans held for sale	9,053	9,053	—	9,053	—
Loans, net of allowance for loan losses	2,691,626	2,572,807	—	—	2,572,807
Federal Reserve Bank and Federal Home Loan Bank stock	32,545	N/A	N/A	N/A	N/A
Interest receivable	18,110	18,110	—	18,110	—
Derivative assets	7,937	7,937	—	7,937	—
Cash collateral held by derivative counterparty and netting adjustments	102	102	102	—	—
Total derivative assets	8,039	8,039	102	7,937	—
Equity securities with readily determinable fair value	501	501	501	—	—
Total assets	$3,624,788	$3,473,424	$66,442	$834,175	$2,572,807
Financial liabilities:
Deposits	$3,133,618	$3,138,015	$—	$3,138,015	$—
Federal funds purchased and retail repurchase agreements	46,295	46,295	—	46,295	—
Federal Home Loan Bank advances	167,862	168,400	—	168,400	—
Subordinated debt	87,537	87,537	—	87,537	—
Contractual obligations	5,478	5,478	—	5,478	—
Interest payable	2,894	2,894	—	2,894	—
Derivative liabilities	9,299	9,299	—	9,299	—
Cash collateral held by derivative counterparty and netting adjustments	(9,299)	(9,299)	(9,299)	—	—
Total derivative liabilities	—	—	(9,299)	9,299	—
Total liabilities	$3,443,684	$3,448,619	$(9,299)	$3,457,918	$—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,291	$89,291	$89,291	$—	$—
Interest-bearing time deposits in other banks	2,498	2,498	—	2,498	—
Available-for-sale securities	142,067	142,067	—	142,067	—
Held-to-maturity securities	769,059	783,911	—	783,911	—
Loans held for sale	5,933	5,933	—	5,933	—
Loans, net of allowance for loan losses	2,544,420	2,538,209	—	—	2,538,209
Federal Reserve Bank and Federal Home Loan Bank stock	31,137	N/A	N/A	N/A	N/A
Interest receivable	15,738	15,738	—	15,738	—
Derivative assets	3,535	3,535	—	3,535	—
Cash collateral held by derivative counterparty and netting adjustments	182	182	182	—	—
Total derivative assets	3,717	3,717	182	3,535	—
Equity securities with readily determinable fair value	489	489	489	—	—
Total assets	$3,604,349	$3,581,853	$89,962	$953,682	$2,538,209
Financial liabilities:
Deposits	$3,063,516	$3,070,305	$—	$3,070,305	$—
Federal funds purchased and retail repurchase agreements	35,708	35,708	—	35,708	—
Federal Home Loan Bank advances	324,373	324,373	—	324,373	—
Bank stock loan	8,990	8,990	—	8,990	—
Subordinated debt	14,561	14,561	—	14,561	—
Contractual obligations	5,836	5,836	—	5,836	—
Interest payable	4,454	4,454	—	4,454	—
Derivative liabilities	4,076	4,076	—	4,076	—
Cash collateral held by derivative counterparty and netting adjustments	(4,004)	(4,004)	(4,004)	—	—
Total derivative liabilities	72	72	(4,004)	4,076	—
Total liabilities	$3,457,510	$3,464,299	$(4,004)	$3,468,303	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2020, and December 31, 2019, were as follows.

	September 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$50,686	$93,720	$41,916	$141,685
Mortgage loans in the process of origination	15,272	2,767	9,200	2,473
Unused lines of credit	86,836	168,516	95,866	150,749

The fixed rate loan commitments have interest rates ranging from 2.40% to 7.51% and maturities ranging from 1 month to 121 months.

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

The contractual amounts of standby letters of credit as of September 30, 2020, and December 31, 2019, were as follows.

	September 30, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$2,988	$3,343	$2,877	$3,352

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

Equity Bank is a party to a February 3, 2015, lawsuit filed against it by CitiMortgage, Inc. (“Citi”).  The lawsuit involves an alleged breach of contract related to loan repurchase obligations and damages of $2,700 plus pre-judgment and post-judgment interest.  In January 2018, judgment was entered by the court dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  A loss contingency of $477 was recorded at December 31, 2017, in connection with this case.  Subsequently, Citi appealed the court’s decision.  On November 6, 2019, the Eighth Circuit Court of Appeals issued a decision affirming the trial court’s findings dismissing Citi’s claims with regard to six loans and holding Equity Bank liable with regard to six loans.  Citi unsuccessfully sought en banc review of the portion of the Court’s ruling in Equity Bank’s favor.  As a result of the Eighth Circuit’s ruling, Equity Bank will be required to satisfy the total judgment of $1,474, but shall be entitled to a reassignment of loans in which there is existing collateral.  At the time of the January 2018 judgment, Citi held four loans with collateral having a total balance of $1,129; however, at this time, the Company has not yet received actual transfer of the loans or been required to pay the judgment and does not have access to up to date loan information, such as, loan balance, loan status or collateral value to reassess the loss contingency that was recorded at December 31, 2017.

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

On May 13, 2019, a purported stockholder of the Company filed a putative securities class action lawsuit in federal court in the Southern District of New York against the Company and certain of its executive officers.  On August 16, 2019, the court appointed lead plaintiffs and on October 15, 2019, the plaintiffs filed an amended complaint on behalf of a putative class of persons who purchased Company securities between April 20, 2018, and April 23, 2019.  Plaintiffs allege that the Company made materially misleading statements about the Company’s financial results, business, operations and prospects starting on April 20, 2018, that these statements caused the Company’s securities to be overvalued and that the “truth” came out on January 24, 2019, when the Company disclosed that a credit relationship was downgraded and further on April 22, 2019, when the Company disclosed a $14,500 provision for loan loss against that credit relationship.  On December 6, 2019, the Company filed a motion to dismiss all claims in the lawsuit.  On October 14, 2020, the court issued a ruling in favor of the Company finding that the case had no merit and dismissing all claims with prejudice.  The plaintiffs have 30 days to appeal the adverse ruling.  At this time, the Company is confident the outcome will be resolved in favor of the Company.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three and nine-month periods ended September 30, 2020, and 2019.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Non-interest income
Service charges and fees	$1,706	$2,268	$5,097	$6,431
Debit card income	2,491	2,205	6,735	6,129
Mortgage banking(a)	877	820	2,298	1,699
Increase in bank-owned life insurance(a)	489	507	1,452	1,494
Net gain (loss) from securities transactions(a)	—	4	12	17
Other
Investment referral income	163	165	461	489
Trust income	128	61	283	181
Insurance sales commissions	42	61	71	106
Recovery on zero-basis purchased loans(a)	10	28	116	106
Income from equity method investments(a)	3	10	3	23
Other non-interest income related to loans and deposits	539	440	756	1,659
Other non-interest income not related to loans and deposits(a)	37	3	239	13
Total other non-interest income	922	768	1,929	2,577
Total	$6,485	$6,572	$17,523	$18,347
(a) Not within the scope of ASC 606.

NOTE 14 – SUBSEQUENT EVENTS

On October 22, 2020, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization of its repurchase of up to 800,000 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, from time to time, beginning October 30, 2020, and concluding October 29, 2021.  This follows the completion of a previously authorized 2019 repurchase program in which the Company repurchased 1,100,000 shares at a total cost of $23,695, or an average of $21.54 per share.  The Company may repurchase shares in privately negotiated transactions, in the open market, including pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 promulgated by the Securities and Exchange Commission, or otherwise in a manner that complies with applicable federal securities laws.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.

At the close of business on October 23, 2020, Equity Bank acquired the assets and assumed the deposit liabilities of Almena State Bank (“ASB”), with locations in Almena and Norton, Kansas, pursuant to a Purchase and Assumption Agreement facilitated by the Federal Deposit Insurance Corporation.  Information necessary to recognize the fair value of assets acquired and liabilities assumed remains incomplete.  At September 30, 2020, ASB reported total assets of $65,733, which includes total loans of $49,855 and securities of $7,412.  Total deposit liabilities reported were $64,941.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 49 full-service banking sites located in Arkansas, Kansas, Missouri and Oklahoma.  As of September 30, 2020, we had consolidated total assets of $3.87 billion, total loans held for investment of $2.69 billion, net of allowances, total deposits of $3.13 billion and total stockholders’ equity of $402.2 million.  Due to a goodwill impairment charge of $104.8 million during the third quarter of 2020, there was net loss of $90.4 million and $87.5 million for the three and nine-month periods ended September 30, 2020.  During the three and nine-month periods ended September 30, 2019, net income was $10.4 million and $15.6 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts).

	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$37,082	$37,933	$40,557	$42,984	$44,549
Interest expense	4,975	5,042	8,462	10,579	13,023
Net interest income	32,107	32,891	32,095	32,405	31,526
Provision for loan losses	815	12,500	9,940	1,055	679
Net gain (loss) from securities transactions	—	4	8	(3)	4
Other non-interest income	6,485	5,728	5,298	6,644	6,568
Goodwill impairment	104,831	—	—	—	—
Other non-interest expense	26,004	23,937	25,758	24,846	24,223
Income (loss) before income taxes	(93,058)	2,186	1,703	13,145	13,196
Provision for income taxes	(2,653)	497	445	3,131	2,790
Net income (loss)	(90,405)	1,689	1,258	10,014	10,406
Net income (loss) allocable to common stockholders	(90,405)	1,689	1,258	10,014	10,406
Basic earnings (loss) per share	$(6.01)	$0.11	$0.08	$0.65	$0.67
Diluted earnings (loss)per share	$(6.01)	$0.11	$0.08	$0.64	$0.66
Balance Sheet Data (at period end)
Cash and cash equivalents	$65,839	$178,290	$142,252	$89,291	$168,053
Available-for-sale securities	798,576	177,228	187,812	142,067	152,680
Held-to-maturity securities	—	662,522	721,992	769,059	764,163
Loans held for sale	9,053	4,802	6,494	5,933	8,784
Gross loans held for investment	2,725,713	2,806,334	2,507,123	2,556,652	2,600,924
Allowance for loan losses	34,087	34,078	21,915	12,232	17,875
Loans held for investment, net of allowance for loan losses	2,691,626	2,772,256	2,485,208	2,544,420	2,583,049
Goodwill and core deposit intangibles, net	48,702	154,563	155,537	156,339	157,159
Other intangible assets, net	1,142	1,154	1,167	1,179	1,191
Total assets	3,865,571	4,205,269	3,943,832	3,949,578	4,074,663
Total deposits	3,133,618	3,247,267	2,960,397	3,063,516	3,106,929
Borrowings	301,694	452,032	481,371	383,632	480,000
Total liabilities	3,463,399	3,725,503	3,466,481	3,471,518	3,607,613
Total stockholders’ equity	402,172	479,766	477,351	478,060	467,050
Tangible common equity*	352,328	324,049	320,647	320,542	308,700
Performance ratios
Return on average assets (ROAA) annualized	(8.90)%	0.16%	0.13%	1.01%	1.02%
Return on average equity (ROAE) annualized	(74.45)%	1.40%	1.05%	8.39%	8.91%
Return on average tangible common equity (ROATCE) annualized*	(108.31)%	3.03%	2.35%	13.42%	14.38%
Yield on loans annualized	4.65%	4.68%	5.47%	5.67%	5.70%
Cost of interest-bearing deposits annualized	0.50%	0.63%	1.09%	1.32%	1.56%
Net interest margin annualized	3.47%	3.49%	3.67%	3.61%	3.42%
Efficiency ratio*	67.38%	61.98%	68.88%	63.63%	63.59%
Non-interest income / average assets annualized	0.64%	0.55%	0.55%	0.67%	0.65%
Non-interest expense / average assets annualized	12.88%	2.31%	2.66%	2.51%	2.38%
Capital Ratios
Tier 1 Leverage Ratio	8.76%	8.52%	9.02%	9.02%	8.49%
Common Equity Tier 1 Capital Ratio	12.76%	12.02%	11.67%	11.63%	11.08%
Tier 1 Risk Based Capital Ratio	13.32%	12.57%	12.20%	12.15%	11.59%

Total Risk Based Capital Ratio	17.35%	15.33%	13.00%	12.59%	12.21%
Equity / Assets	10.40%	11.41%	12.10%	12.10%	11.46%
Tangible common equity to tangible assets*	9.23%	8.00%	8.47%	8.45%	7.88%
Book value per share	$27.08	$31.53	$31.41	$30.95	$30.25
Tangible common book value per share*	$23.72	$21.29	$21.10	$20.75	$19.99
Tangible common book value per diluted share*	$23.57	$21.13	$20.96	$20.39	$19.73

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

however, if during the year we become aware of quantitative or qualitative data that suggest goodwill impairment may have occurred, we will test on an interim basis as well.  At September 30, 2020, the Company considered the on-going economic market disruption, the movement of the Company’s stock price in relation to other bank indexes and the length of time that the market value of the reporting unit has been below its book value as triggering events and has completed a quantitative analysis to assess whether or not goodwill was impaired.  This analysis determined that goodwill was impaired and subsequently the Company booked a non-cash impairment charge of $104.8 million for goodwill impairment.  At September 30, 2020, we had goodwill of $31.6 million, representing approximately 8% of equity.

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

Financial position and results of operations

Pertaining to our September 30, 2020, financial condition and results of operations, COVID-19 had a material impact on our allowance for loan losses.  While we have not yet experienced any charge-offs related to COVID-19, our allowance for loan losses calculation and resulting provision for loan losses are significantly impacted by changes in economic conditions.  Given that economic scenarios have become less certain since the pandemic was declared in early March, we believe our need for additional allowance for loan losses has increased significantly.  Refer to our discussion of the allowance for loan losses in Note 1 and Note 3 of our unaudited financial statements as well as further discussion later in this section.  Should economic conditions worsen, we could experience further increases in our required allowance for loan losses and record additional provision for loan losses expense.  The execution of the payment deferral program discussed in the following commentary improved our ratio of past due loans to total loans.  It is possible that our asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

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

Capital and liquidity

As of September 30, 2020, all our capital ratios and our subsidiary bank’s capital ratios were in excess of all regulatory requirements.  While we are currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact our reported and regulatory capital ratios by further credit losses.  We rely on cash on hand as well as dividends from our subsidiary bank to service our debt.  If our subsidiary bank capital deteriorates such that it is unable to pay dividends to us for an extended period of time, we may not be able to service our debt.

We maintain access to multiple sources of liquidity.  Wholesale funding markets have remained open to us, but rates for short term funding may be volatile.  If funding costs are elevated for an extended period, it could have an adverse effect on our net interest margin.  If an extended recession caused large numbers of our deposit customers to withdraw their funds, we might become more reliant on volatile or more expensive sources of funding.

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

Our processes, controls and business continuity plan

In early March 2020, the Company successfully deployed a modified working strategy, including emphasis on social distancing and remote work as necessary to emphasize the safety of our teams and continuity of our business processes.  The Company and its leaders provided timely communication to team members and customers, implemented protocols for team member safety and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of a portion of our operational team to a remote environment, while the remainder of the team continued to work on location in a workspace emphasizing social distancing.  To achieve implementation of our working strategy, during the first quarter of 2020, we incurred a minimal amount of technology spending to provide additional laptops to team members who required them to work remotely.  In early May 2020, all the Company’s bank locations were open to customers with social distancing measures in place.  The Company continues to serve customers curbside and drive-through but offers full lobby access during normal hours.  No material operational or internal control challenges or risks have been identified to date.  We continue to anticipate and respond to any future COVID-19 interruptions or developments.  As of September 30, 2020, we do not anticipate significant challenges to our ability to maintain our systems and controls considering the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of our business continuity plans.

Lending operations and accommodations to borrowers

In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company executed a payment deferral program for our commercial lending clients that were adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company originally deferred either the full loan payment or the principal component of the loan payment for 90 or 180 days.  Loans originally deferred for 90 days may, dependent on specific qualifications, be approved for an additional 90-day deferral.  As of September 30, 2020, the Company has 63 loans, totaling $40.2 million, that have been granted a payment deferral, and remain on deferral, as part of our COVID-19 response.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not automatically considered troubled debt restructurings, are not reflected in past due loan balances and have been reported as a classified loan solely due to a deferral.  These deferred loans are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if a noted weakness exists.

With the passage of the PPP, administered by the SBA, the Company is actively participating in assisting our customers with applications for resources through the program.  PPP loans generally have a two-year term and earn interest at 1.0%.  As of September 30, 2020, we have 3,221 loans, with an outstanding balance of $367.8 million that were originated under this program.  It is our understanding that loans funded through the PPP program are fully guaranteed by the U.S. government.  Should those circumstances change, we could be required to establish additional allowance for loan losses through additional provision for loan expense charged to earnings.

The Company participates in the Main Street Lending Program (“Program”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.  There was a total of $190 thousand outstanding under the Program for the period ended September 30, 2020.

Credit

While all industries have and will continue to experience adverse impacts as a result of COVID-19, we had exposures (on balance sheet loans and commitments to lend) in the following loan categories we considered to be most at-risk of a significant impact as of September 30, 2020.

Hospitality Lending:

The Company’s exposure to the hospitality sector at September 30, 2020, approximated $285.9 million, or 12.1%, of total loans excluding PPP loans.  As of September 30, 2020, none of these loans were actively participating in a deferral program.

The top 20 loans within this portfolio comprise $223.1 million, or 78.0%, of the total exposure.  These loans are geographically diversified and well secured.  The borrowers are well known to the Bank and experienced hoteliers who have evidenced efforts to enhance profitability in the current economic environment by driving down costs and creatively occupying their properties, including arrangements with medical professionals and others on the front line of this pandemic.  Historically, the portfolio has exhibited strong operational cash flows.

The remainder of the portfolio is comprised of many smaller balance loans.

Aircraft Manufacturing:

The Company’s exposure to the aircraft manufacturing category at September 30, 2020, approximated $65.1 million, or 2.8%, of total loans excluding PPP loans.  As of September 30, 2020, none of these loans were actively participating in a deferral program.  The portfolio is comprised of experienced industry operators who have historically performed without exception.

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

While management is optimistic about the performance of the above addressed portions of the portfolio as a whole, the Company acknowledges the risks associated with the current economic conditions and related unknowns.  These risks are believed to have been addressed and reserved for through our allowance for loan losses and associated provision for loan losses as of and for the period ended September 30, 2020.

Retail operations

The Company is committed to assisting our customers and communities in this time of need.  The Company is serving customers curbside and drive-through but offers full lobby access during normal hours.  We have introduced temporary changes to help with the financial hardship caused by COVID-19 for both our customers and non-customers.

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

Net Income

Three months ended September 30, 2020, compared with three months ended September 30, 2019:  Net loss and net loss allocable to common stockholders for the three months ended September 30, 2020, was $90.4 million as compared to net income of $10.4 million for the three months ended September 30, 2019, a decrease of $100.8 million.  During the three-month period ended September 30, 2020, an increase in non-interest expense of $106.6 million, primarily due to a $104.8 million charge to goodwill impairment, and a decrease in non-interest income of $87 thousand were partially offset by a decrease in provision for income taxes of $5.4 million, an increase in net interest income of $581 thousand and an increase in provision for loan losses of $136 thousand when compared with the three months ended September 30, 2019.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

Nine months ended September 30, 2020, compared with nine months ended September 30, 2019:  Net loss and net loss allocable to common stockholders for the nine months ended September 30, 2020, was $87.5 million as compared to net income of $15.6 million for the nine months ended September 30, 2019, a decrease of $103.0 million.  During the nine-month period ended September 30, 2020, an increase in non-interest expense of $105.7 million, primarily due to a $104.8 million charge to goodwill impairment, an increase in provision for loan losses of $6.0 million and a decrease in non-interest income of $824 thousand were partially offset by a decrease in provision for income taxes of $5.9 million and an increase in net interest income of $3.6 million when compared with the nine months ended September 30, 2019.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

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

Three months ended September 30, 2020, compared with three months ended September 30, 2019:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2020, and 2019.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$848,096	$8,400	3.94%	$562,399	$8,845	6.24%
Commercial real estate	979,775	12,886	5.23%	1,012,393	14,678	5.75%
Real estate construction	214,775	2,233	4.14%	211,235	3,191	6.00%
Residential real estate	429,965	4,734	4.38%	561,423	6,402	4.52%
Agricultural real estate	131,725	1,718	5.19%	140,693	2,115	5.96%
Consumer	69,485	1,104	6.32%	71,688	1,441	7.97%
Agricultural	84,859	1,205	5.65%	86,623	1,379	6.32%
Total loans	2,758,680	32,280	4.65%	2,646,454	38,051	5.70%
Taxable securities	683,630	3,475	2.02%	782,994	4,673	2.37%
Nontaxable securities	118,895	922	3.09%	143,845	1,045	2.88%
Federal funds sold and other	117,963	404	1.36%	84,677	780	3.66%
Total interest-earning assets	3,679,168	37,081	4.01%	3,657,970	44,549	4.83%
Non-interest-earning assets:
Other real estate owned, net	7,332			5,795
Premises and equipment, net	87,344			84,797
Bank-owned life insurance	76,235			74,266
Goodwill, core deposit and other intangibles, net	154,049			158,760
Other non-interest-earning assets	37,060			49,018
Total assets	$4,041,188			$4,030,606
Interest-bearing liabilities:
Interest-bearing demand deposits	$827,190	500	0.24%	$674,681	2,012	1.18%
Savings and money market	957,701	374	0.16%	1,032,778	3,377	1.30%
Savings, NOW and money market	1,784,891	874	0.19%	1,707,459	5,389	1.25%
Certificates of deposit	645,516	2,189	1.35%	965,548	5,118	2.10%
Total interest-bearing deposits	2,430,407	3,063	0.50%	2,673,007	10,507	1.56%
FHLB term and line of credit advances	248,437	471	0.75%	320,528	1,957	2.42%
Bank stock loan	—	—	0.00%	14,770	198	5.32%
Subordinated debt	79,947	1,415	7.04%	14,437	311	8.52%
Other borrowings	48,774	25	0.20%	40,827	50	0.48%
Total interest-bearing liabilities	2,807,565	4,974	0.70%	3,063,569	13,023	1.69%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	715,403			479,778
Non-interest-bearing liabilities	35,132			24,007
Stockholders’ equity	483,088			463,252
Total liabilities and stockholders’ equity	$4,041,188			$4,030,606
Net interest income		$32,107			$31,526
Interest rate spread			3.31%			3.14%
Net interest margin(2)			3.47%			3.42%
Total cost of deposits, including non-interest bearing deposits	$3,145,810	$3,063	0.39%	$3,152,785	$10,507	1.32%
Average interest-earning assets to interest-bearing liabilities			131.04%			119.40%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended September 30, 2020, and 2019.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2020, and 2019

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$3,531	$(3,976)	$(445)
Commercial real estate	(462)	(1,330)	(1,792)
Real estate construction	53	(1,011)	(958)
Residential real estate	(1,454)	(214)	(1,668)
Agricultural real estate	(129)	(268)	(397)
Consumer	(43)	(294)	(337)
Agricultural	(28)	(146)	(174)
Total loans	1,468	(7,239)	(5,771)
Taxable securities	(552)	(646)	(1,198)
Nontaxable securities	(190)	67	(123)
Federal funds sold and other	233	(609)	(376)
Total interest-earning assets	$959	$(8,427)	$(7,468)
Interest-bearing liabilities:
Savings, NOW and money market	$146	$(4,661)	$(4,515)
Certificates of deposit	(1,404)	(1,525)	(2,929)
Total interest-bearing deposits	(1,258)	(6,186)	(7,444)
FHLB term and line of credit advances	(366)	(1,120)	(1,486)
Bank stock loan	(198)	—	(198)
Subordinated debt	1,168	(64)	1,104
Other borrowings	8	(33)	(25)
Total interest-bearing liabilities	(646)	(7,403)	(8,049)
Net Interest Income	$1,605	$(1,024)	$581

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

The decrease in loan interest income, including loan fees, was driven by a 105 basis point decrease in yield on the loan portfolio from 5.70% for the three months ended September 30, 2019, to 4.65% for the three months ended September 30, 2020, which was partially offset by an increase in average loan volume.  This decrease in yield is largely due to the 1.0% SBA PPP loans added to the portfolio during 2020.  The impact to net interest income from loan fees for the three months ended September 30, 2020, was $2.5 million, compared to $1.3 million for the three months ended September 30, 2019.

The reduction in expense on interest-bearing deposits was due to a 106 basis point decrease in cost on these deposits from 1.56% for the three months ended September 30, 2019, to 0.50% for the three months ended September 30, 2020.  Average borrowings from the FHLB decreased by $72.1 million from an average balance of $320.5 million for the three months ended September 30, 2019, to an average balance of $248.4 million for the three months ended September 30, 2020.  FHLB borrowings average rate decreased 167 basis points from 2.42% for the three months ended September 30, 2019, to 0.75% for the three months ended September 30, 2020.  The bank stock loan did not carry an outstanding balance during the third quarter of 2020 and therefore there was no interest expense on our bank stock loan for the three months ended September 30, 2020, as compared to $198 thousand for the same time period in 2019.  Total cost of interest-bearing liabilities decreased 99 basis points to 0.70% for the three months ended September 30, 2020, from 1.69% for the three months ended September 30, 2019.

The increase in net interest margin is largely due to an increase in non-interest-bearing deposits and a further reduction in cost of interest-bearing liabilities.

Nine months ended September 30, 2020, compared with nine months ended September 30, 2019:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine months ended September 30, 2020, and 2019.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2020			2019
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$757,773	$26,789	4.72%	$566,658	$28,221	6.66%
Commercial real estate	942,478	36,533	5.18%	1,035,634	41,401	5.34%
Real estate construction	245,167	8,644	4.71%	204,642	10,449	6.83%
Residential real estate	464,340	14,528	4.18%	518,110	18,192	4.69%
Agricultural real estate	133,302	5,574	5.59%	138,861	6,105	5.88%
Consumer	67,255	3,461	6.87%	70,529	4,060	7.70%
Agricultural	86,873	3,752	5.77%	86,463	4,183	6.47%
Total loans	2,697,188	99,281	4.92%	2,620,897	112,611	5.74%
Taxable securities	737,009	12,113	2.20%	780,813	14,724	2.52%
Nontaxable securities	125,352	2,769	2.95%	142,735	3,143	2.94%
Federal funds sold and other	102,202	1,409	1.84%	84,045	2,037	3.24%
Total interest-earning assets	3,661,751	115,572	4.22%	3,628,490	132,515	4.88%
Non-interest-earning assets:
Other real estate owned, net	7,054			6,079
Premises and equipment, net	85,862			83,151
Bank-owned life insurance	75,755			73,772
Goodwill, core deposit and other intangibles, net	155,774			158,551
Other non-interest-earning assets	43,422			44,583
Total assets	$4,029,618			$3,994,626
Interest-bearing liabilities:
Interest-bearing demand deposits	$764,477	2,618	0.46%	$695,807	6,515	1.25%
Savings and money market	990,282	2,305	0.31%	1,009,805	10,399	1.38%
Savings, NOW and money market	1,754,759	4,923	0.37%	1,705,612	16,914	1.33%
Certificates of deposit	728,083	8,904	1.63%	997,270	15,467	2.07%
Total interest-bearing deposits	2,482,842	13,827	0.74%	2,702,882	32,381	1.60%
FHLB term and line of credit advances	271,548	2,198	1.08%	266,118	5,103	2.56%
Federal Reserve Bank discount window	3,288	6	0.24%	—	—	0.00%
Bank stock loan	16,111	415	3.44%	12,518	507	5.42%
Subordinated debt	36,712	1,953	7.11%	14,364	955	8.89%
Other borrowings	44,754	80	0.24%	43,162	116	0.36%
Total interest-bearing liabilities	2,855,255	18,479	0.86%	3,039,044	39,062	1.72%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	658,714			474,217
Non-interest-bearing liabilities	32,562			21,329
Stockholders’ equity	483,087			460,036
Total liabilities and stockholders’ equity	$4,029,618			$3,994,626
Net interest income		$97,093			$93,453
Interest rate spread			3.36%			3.16%
Net interest margin(2)			3.54%			3.44%
Total cost of deposits, including non-interest bearing deposits	$3,141,556	$13,827	0.59%	$3,177,099	$32,381	1.36%
Average interest-earning assets to interest-bearing liabilities			128.25%			119.40%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the nine-month periods ended September 30, 2020, and 2019.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2020, and 2019

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$8,033	$(9,465)	$(1,432)
Commercial real estate	(3,640)	(1,228)	(4,868)
Real estate construction	1,819	(3,624)	(1,805)
Residential real estate	(1,788)	(1,876)	(3,664)
Agricultural real estate	(239)	(292)	(531)
Consumer	(182)	(417)	(599)
Agricultural	20	(451)	(431)
Total loans	4,023	(17,353)	(13,330)
Taxable securities	(794)	(1,817)	(2,611)
Nontaxable securities	(384)	10	(374)
Federal funds sold and other	377	(1,005)	(628)
Total interest-earning assets	$3,222	$(20,165)	$(16,943)
Interest-bearing liabilities:
Savings, NOW and money market	$391	$(12,382)	$(11,991)
Certificates of deposit	(3,680)	(2,883)	(6,563)
Total interest-bearing deposits	(3,289)	(15,265)	(18,554)
FHLB term and line of credit advances	102	(3,007)	(2,905)
Federal Reserve Bank discount window	6	—	6
Bank stock loan	122	(214)	(92)
Subordinated debt	1,223	(225)	998
Other borrowings	4	(40)	(36)
Total interest-bearing liabilities	(1,832)	(18,751)	(20,583)
Net Interest Income	$5,054	$(1,414)	$3,640

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

The decrease in loan interest income, including loan fees was driven by a 82 basis point decrease in yield on the loan portfolio from 5.74% for the nine months ended September 30, 2019, to 4.92% for the nine months ended September 30, 2020, partially offset by an increase in average loan volume.  This decrease in yield is largely due to the 1.0% SBA PPP loans added to the portfolio during 2020.  The impact to net interest income from loan fees for the nine months ended September 30, 2020, was $5.2 million, compared to $3.3 million for the nine months ended September 30, 2019.

The decrease in cost of interest-bearing deposits was created by a 86 basis point decrease in cost on these deposits and to a lesser extent the decreased volume of these deposits.  Average borrowings from the FHLB increased by $5.4 million from an average balance of $266.1 million for the nine months ended September 30, 2019, to an average balance of $271.5 million for the nine months ended September 30, 2020.  The negative effect of this increase in average FHLB borrowings was more than offset by a decrease in average rate of 148 basis points from 2.56% for the nine months ended September 30, 2019, to 1.08% for the nine months ended September 30, 2020.  Interest expense on our bank stock loan for the nine months ended September 30, 2020, was $415 thousand compared to $507 thousand for the same time period in 2019.  Total cost of interest-bearing liabilities decreased 86 basis points to 0.86% for the nine months ended September 30, 2020, from 1.72% for the nine months ended September 30, 2019.

The increase in net interest margin is primarily due to an increase in loans coupled with a decrease in total interest-bearing deposits.

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

Three months ended September 30, 2020, compared with three months ended September 30, 2019:  The provision for loan losses for the three months ended September 30, 2020, was $815 thousand compared with $679 thousand for the three months ended September 30, 2019.  Net charge-offs for the three months ended September 30, 2020, were $806 thousand compared to net charge-offs of $581 thousand for the three months ended September 30, 2019.  For the three months ended September 30, 2020, gross charge-offs were $874 thousand offset by gross recoveries of $68 thousand.  In comparison, gross charge-offs were $1.2 million for the three months ended September 30, 2019, offset by gross recoveries of $625 thousand.

Nine months ended September 30, 2020, compared with nine months ended September 30, 2019:  The provision for loan losses for the nine months ended September 30, 2020, was $23.3 million compared with $17.3 million for the nine months ended September 30, 2019.  Net charge-offs for the nine months ended September 30, 2020, were $1.4 million compared to net charge-offs of $10.9 million for the nine months ended September 30, 2019.  The provision for loan losses during the nine months ended September 30, 2020, was largely the result of increases in qualitative loss factors brought on by the projected economic impact of COVID-19.  As part of the process to adjust qualitative factors in response to COVID-19, we considered the loss rates we experienced during the last economic downturn, the level of loan deferrals in the loan portfolio and industries we considered at risk to determine the necessary level of probable incurred loss.  Included in the first nine months of 2019 was a $14.5 million provision against one credit relationship that was determined to be an isolated incident that was unique within our portfolio.  For the nine months ended September 30, 2020, gross charge-offs were $1.8 million offset by gross recoveries of $427 thousand.  In comparison, gross charge-offs were $11.9 million for the nine months ended September 30, 2019, of which $11.7 million was directly related to the above-mentioned credit relationship, offset by gross recoveries of $1.0 million.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income and increases in the value of bank-owned life insurance.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended September 30, 2020, compared with three months ended September 30, 2019:  The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2020, and 2019.

Non-Interest Income

For the Three Months Ended September 30,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Service charges and fees	$1,706	$2,268	$(562)	(24.8)%
Debit card income	2,491	2,205	286	13.0%
Mortgage banking	877	820	57	7.0%
Increase in value of bank-owned life insurance	489	507	(18)	(3.6)%
Other
Investment referral income	163	165	(2)	(1.2)%
Trust income	128	61	67	109.8%
Insurance sales commissions	42	61	(19)	(31.1)%
Recovery on zero-basis purchased loans	10	28	(18)	(64.3)%
Income from equity method investments	3	10	(7)	(70.0)%
Other non-interest income	576	443	133	30.0%
Total other	922	768	154	20.1%
Subtotal	6,485	6,568	(83)	(1.3)%
Net gain (loss) from securities transactions	—	4	(4)	(100.0)%
Total non-interest income	$6,485	$6,572	$(87)	(1.3)%

Service charges and fees decreased $562 thousand during the three months ended September 30, 2020, as compared to the same time period during 2019, mostly due to a decline in non-sufficient funds charges.  The decrease in service charges and fees was partially offset by increases in debit card income and other non-interest income.  Other non-interest income increased $133 thousand, or 30.0%, during the three months ended September 30, 2020, primarily from derivative mark-to-market valuation changes.

Nine months ended September 30, 2020, compared with nine months ended September 30, 2019:  The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2020, and 2019.

Non-Interest Income

For the Nine Months Ended September 30,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Service charges and fees	$5,097	$6,431	$(1,334)	(20.7)%
Debit card income	6,735	6,129	606	9.9%
Mortgage banking	2,298	1,699	599	35.3%
Increase in value of bank-owned life insurance	1,452	1,494	(42)	(2.8)%
Other
Investment referral income	461	489	(28)	(5.7)%
Trust income	283	181	102	56.4%
Insurance sales commissions	71	106	(35)	(33.0)%
Recovery on zero-basis purchased loans	116	106	10	9.4%
Income from equity method investments	3	23	(20)	(87.0)%
Other non-interest income	995	1,672	(677)	(40.5)%
Total other	1,929	2,577	(648)	(25.1)%
Subtotal	17,511	18,330	(819)	(4.5)%
Net gain (loss) from securities transactions	12	17	(5)	(29.4)%
Total non-interest income	$17,523	$18,347	$(824)	(4.5)%
Service charges and fees decreased $1.3 million during the nine months ended September 30, 2020, versus the same time period during 2019, mainly due to decreases in non-sufficient fund charges, which was in part related to government programs linked to COVID-19.  Other non-interest income decreased $677 thousand, or 40.5%, during the nine months ended September 30, 2020, primarily from derivative mark-to-market valuation changes.  Debit card income was $6.7 million for the nine months ended September 30, 2020, an increase of $606 thousand, or 9.9%, from $6.1 million for the nine months ended September 30, 2019.  Mortgage banking increased $599 thousand during the nine months ended September 30, 2020, as compared to the same time period during 2019, mainly due to origination volume.

Non-Interest Expense

Three months ended September 30, 2020, compared with three months ended September 30, 2019:  For the three months ended September 30, 2020, non-interest expense totaled $130.8 million, an increase of $106.6 million, due to the goodwill impairment of $104.8 million.  Non-interest expense adjusted for goodwill impairment increased $1.8 million, or 7.4%, compared with the three months ended September 30, 2019.  Changes in the various components of non-interest expense for the three months ended September 30, 2020, and 2019 are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended September 30,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Salaries and employee benefits	$13,877	$13,039	$838	6.4%
Net occupancy and equipment	2,224	2,177	47	2.2%
Data processing	2,817	2,673	144	5.4%
Professional fees	877	991	(114)	(11.5)%
Advertising and business development	598	806	(208)	(25.8)%
Telecommunications	486	523	(37)	(7.1)%
FDIC insurance	360	111	249	224.3%
Courier and postage	366	352	14	4.0%
Free nationwide ATM cost	439	459	(20)	(4.4)%
Amortization of core deposit intangible	1,030	784	246	31.4%
Loan expense	107	165	(58)	(35.2)%
Other real estate owned	133	(88)	221	(251.1)%
Other	2,690	2,231	459	20.6%
Subtotal	26,004	24,223	1,781	7.4%
Goodwill impairment	104,831	—	104,831	100.0%
Total non-interest expense	$130,835	$24,223	$106,612	440.1%

Salaries and employee benefits:  There was a $838 thousand increase in salaries and employee benefits for the current quarter, as compared to the same quarter in the prior year.  This variance largely was due to increases in restricted stock unit expenses, employee incentives and increases in retirement plan expenses.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating leases, repairs and maintenance, insurance, property taxes and utilities and is net of incidental rental income of excess facilities.

Data processing:  The increase in data processing is mainly attributable to expenses related to the new online banking system installed in 2019.

Professional fees:  The variance of $114 thousand, or 11.5%, is principally due to a $123 thousand reduction in attorney fees.

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  The decrease in advertising and business development is primarily because of a reduction in sponsorships and customer appreciation events because of COVID-19.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses and gains or losses on the sales of other real estate owned and other repossessed property.  For the three months ended September 30, 2020, there was $321 thousand in other real estate owned expense, partially offset by a net $188 thousand gain from the sale of other repossessed assets.  For the three months ended September 30, 2019, there was $192 thousand gain on the sale of other real estate owned and $8 thousand of other income, partially offset by $112 thousand in other real estate owned expense.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  For the three months ended September 30, 2020, employee expenses were $589 thousand, insurance expense was $258 thousand and correspondent bank fees were $193 thousand.  For the three months ended September 30, 2019, employee expenses, including travel, meals, entertainment and education, were $802 thousand, insurance expense was $247 thousand and correspondent bank fees were $79 thousand.

Merger expenses:  There were no merger expenses for the three-month periods ended September 30, 2020, and 2019.

Nine months ended September 30, 2020, compared with nine months ended September 30, 2019:  For the nine months ended September 30, 2020, non-interest expense totaled $180.5 million, an increase of $105.7 million, largely due to a goodwill impairment of $104.8 million.  Non-interest expense before goodwill impairment was $75.7 million, or a 2.5% increase, compared with $73.9 million for the nine months ended September 30, 2019.  Changes in the various components of non-interest expense for the nine months ended September 30, 2020, and 2019 are discussed in more detail in the following table.

Non-Interest Expense

For the Nine Months Ended September 30,

			2020 vs. 2019
(Dollars in thousands)	2020	2019	Change	%
Salaries and employee benefits	$40,076	$40,204	$(128)	(0.3)%
Net occupancy and equipment	6,578	6,332	246	3.9%
Data processing	8,243	7,436	807	10.9%
Professional fees	3,187	3,375	(188)	(5.6)%
Advertising and business development	1,697	2,174	(477)	(21.9)%
Telecommunications	1,363	1,593	(230)	(14.4)%
FDIC insurance	1,291	1,119	172	15.4%
Courier and postage	1,103	1,020	83	8.1%
Free nationwide ATM cost	1,186	1,240	(54)	(4.4)%
Amortization of core deposit intangibles	2,806	2,348	458	19.5%
Loan expense	628	608	20	3.3%
Other real estate owned	710	326	384	117.8%
Other	6,831	6,099	732	12.0%
Sub-Total	75,699	73,874	1,825	2.5%
Merger expenses	—	915	(915)	(100.0)%
Goodwill impairment	104,831	—	104,831	100.0%
Total non-interest expense	$180,530	$74,789	$105,741	141.4%

Salaries and employee benefits:  There was a $128 thousand decrease in salaries and employee benefits for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.  This variance largely was due to the deferral of loan origination costs, including salaries and benefits, associated with originating SBA PPP loans, partially offset by increases in incentives and restricted stock unit expense.

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

Data processing:  The increase in data processing expense was due to higher debit card volumes, particularly during the first quarter of 2020, and costs related to the online banking system, which was new in 2019.

Professional fees:  The decrease is mainly attributable to reductions in consulting and advisory fees of $272 thousand, attorney fees of $173 thousand and regulatory assessment costs of $34 thousand, partially offset by a $291 thousand increase in accounting fees.

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.  Sponsorships and customer appreciation events were greatly restricted during the second and third quarters of 2020 causing a reduction in expenses.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses and gains or losses on the sales of other real estate owned and other repossessed property.  For the nine months ended September 30, 2020, there was $791 thousand in other real estate owned expense and a $120 thousand loss from sale of other real estate owned, partially offset by $201 thousand of gain from the sale of other repossessed assets.  For the nine months ended September 30, 2019, there was $632 thousand in other real estate owned expense, partially offset by $291 thousand gain on the sale of other real estate owned and $15 thousand of other income.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  For the nine months ended September 30, 2020, employee expenses were $1.9 million, insurance expense was $766 thousand and correspondent bank fees were $510 thousand.  For the nine months ended September 30, 2019, employee expenses, including travel, meals, entertainment and education, were $2.1 million, insurance expense was $687 thousand and correspondent bank fees were $400 thousand.

Merger expenses:  There were no merger expenses for the nine months ended September 30, 2020.  Merger expenses were $915 thousand for the nine months ended September 30, 2019.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of performance and is not defined under GAAP.  For a reconciliation of non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.  Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses and goodwill impairment, by the sum of net interest income and non-interest income, excluding net gain or loss from securities transactions.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

The efficiency ratio was 67.4% for the three months ended September 30, 2020, compared with 63.6% for the three months ended September 30, 2019.  The increase was primarily due to an increase in non-interest expense and a decrease in non-interest income, partially offset by an increase in net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis.”

The efficiency ratio was 66.1% for the nine months ended September 30, 2020, compared with 66.1% for the nine months ended September 30, 2019.  Additional discussion can be found in “Results of Operations – Net Interest Income and Net Interest Margin Analysis.”

Income Taxes

Income tax expense has been provided based on an estimated annual effective tax rate, which in addition to statutory tax rates, takes into consideration estimated tax-exempt interest income, non-taxable life insurance income and non-deductible expenses in proportion to anticipated annual income before income taxes, as well as federal income tax credits anticipated to be available in each annual period.  Tax effects of the goodwill impairment were separately reflected on a discrete basis in the current period.

Three months ended September 30, 2020, compared with three months ended September 30, 2019:  The income tax benefit of $2.7 million recorded for the three-month period ended September 30, 2020 reflects income tax expense provided at an estimated annual effective tax rate of 22.5% on third-quarter income before taxes and total goodwill impairment net of a deferred income tax benefit of $5.3 million associated with the portion of the goodwill impairment which will continue to be amortized for tax purposes. The income tax expense of $2.8 million recorded for the three-month period ended September 30, 2019 was recorded at and estimated annual effective tax rate of 21.1%.

Nine months ended September 30, 2020, compared with nine months ended September 30, 2019:  The income tax benefit of $1.7 million recorded for the nine months ended September 30, 2020 reflects income tax expense provided at an estimated annual effective tax rate of 22.5% on income before taxes and total goodwill impairment net of a deferred income tax benefit of $5.3 million associated with the portion of the goodwill impairment which will continue to be amortized for tax purposes.  Additional tax expense associated with the settlement of restricted stock units and the exercise of stock options recorded in the nine months ended September 2020 was $70 thousand.  Income tax expense of $4.1 million recorded for the nine months ended September 30, 2019 was recorded at an estimated annual effective tax rate of 21.1% less tax benefits of $14 thousand associated with the settlement of restricted stock units and the exercise of stock options.

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

Financial Condition

Total assets decreased $84.0 million from December 31, 2019, to $3.87 billion at September 30, 2020.  This variance was primarily due to a decrease of $112.6 million in total securities and a $104.8 million goodwill impairment charge taken in the third quarter, partially offset by an increase of $147.2 million in net loans held for investment.  Our total liabilities decreased $8.1 million to $3.46 billion at September 30, 2020.  The change in total liabilities came primarily from a decrease in FHLB loan advances of $156.5 million, largely offset by an increase in subordinated debt of $73.0 million and an increase in total deposits of $70.1 million.  Total stockholders’ equity decreased $75.9 million from $478.1 million at December 31, 2019, to $402.2 million at September 30, 2020.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At September 30, 2020, our gross loans held for investment totaled $2.73 billion, an increase of $169.1 million, or 6.6%, compared with December 31, 2019.  The overall increase in loan volume consisted of $285.6 million from commercial and industrial and $54.4 million from commercial real estate, partially offset by decreases of $101.2 million from residential real estate, $44.5 million from real estate construction, $14.5 million from agricultural real estate, $9.8 million from agricultural and $913 thousand from consumer.  We also had loans classified as held-for-sale totaling $9.1 million at September 30, 2020, as compared to $5.9 million at December 31, 2019.

Our commercial loan portfolio consists of various types of loans, most of which are generally made to borrowers located in the Wichita, Kansas City and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  Most of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economies in which they operate.

At September 30, 2020, gross total loans, including loans held-for-sale, were 87.3% of deposits and 70.7% of total assets.  At December 31, 2019, gross total loans, including loans held-for-sale, were 83.6% of deposits and 64.9% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	September 30, 2020		December 31, 2019
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$857,244	31.4%	$571,647	22.4%	$285,597	50.0%
Real estate loans:
Commercial real estate	1,001,158	36.7%	946,760	37.0%	54,398	5.7%
Real estate construction	187,171	6.9%	231,667	9.1%	(44,496)	(19.2)%
Residential real estate	402,242	14.8%	503,439	19.7%	(101,197)	(20.1)%
Agricultural real estate	127,349	4.7%	141,868	5.5%	(14,519)	(10.2)%
Total real estate loans	1,717,920	63.1%	1,823,734	71.3%	(105,814)	(5.8)%
Consumer	67,465	2.5%	68,378	2.7%	(913)	(1.3)%
Agricultural	83,084	3.0%	92,893	3.6%	(9,809)	(10.6)%
Total loans held for investment	$2,725,713	100.0%	$2,556,652	100.0%	$169,061	6.6%
Total loans held for sale	$9,053	100.0%	$5,933	100.0%	$3,120	52.6%
Total loans held for investment (net of allowances)	$2,691,626	100.0%	$2,544,420	100.0%	$147,206	5.8%

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2020, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2020
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$193,560	$592,208	$71,476	$857,244
Real Estate:
Commercial real estate	162,782	578,458	259,918	1,001,158
Real estate construction	81,183	38,344	67,644	187,171
Residential real estate	5,584	10,292	386,366	402,242
Agricultural real estate	47,154	56,296	23,899	127,349
Total real estate	296,703	683,390	737,827	1,717,920
Consumer	21,913	38,739	6,813	67,465
Agricultural	57,173	23,474	2,437	83,084
Total	$569,349	$1,337,811	$818,553	$2,725,713
Loans with a predetermined fixed interest rate	255,801	1,000,180	284,289	1,540,270
Loans with an adjustable/floating interest rate	313,548	337,631	534,264	1,185,443
Total	$569,349	$1,337,811	$818,553	$2,725,713

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

Pass:  Loans classified as pass include all loans that do not fall under one of the three following categories.  These loans are considered unclassified.

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

The risk category of loans by class of loans is as follows as of September 30, 2020.

Risk Category of Loans by Class

	As of September 30, 2020
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$814,402	$42,842	$857,244
Real estate:
Commercial real estate	993,487	7,671	1,001,158
Real estate construction	187,124	47	187,171
Residential real estate	395,017	7,225	402,242
Agricultural real estate	119,977	7,372	127,349
Total real estate	1,695,605	22,315	1,717,920
Consumer	67,206	259	67,465
Agricultural	81,317	1,767	83,084
Total	$2,658,530	$67,183	$2,725,713

The risk category of loans by class of loans is as follows as of December 31, 2019.

Risk Category of Loans by Class

	As of December 31, 2019
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$539,877	$31,770	$571,647
Real estate:
Commercial real estate	937,090	9,670	946,760
Real estate construction	230,011	1,656	231,667
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Total real estate	1,794,584	29,150	1,823,734
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

At September 30, 2020, loans considered unclassified increased to 97.5% of total loans, up from 97.4% of total loans at December 31, 2019.  Classified loans were $67.2 million at September 30, 2020, an increase of $1.6 million, or 2.4%, from $65.6 million at December 31, 2019.  As part of our COVID-19 response we have granted payment deferrals to our customers affected by the pandemic and if these loans do not return to normal payments after the deferral period the loans would be at risk of being downgraded in future periods.  For additional information see “Lending operations and accommodations to borrowers” earlier in this section.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2020	December 31, 2019
	(Dollars in thousands)
Nonaccrual loans	$52,745	$38,379
Accruing loans 90 or more days past due	248	—
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	6,745	8,293
OREO transferred from property and equipment for real estate no longer used in operations	1,982	—
Other repossessed assets	—	236
Total nonperforming assets	$61,720	$46,908
Ratios:
Nonperforming assets to total assets	1.60%	1.19%
Nonperforming assets to total loans plus OREO	2.26%	1.83%

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

The nonperforming loans at September 30, 2020, consisted of 205 separate credits and 150 separate borrowers.  We had nine non-performing loan relationships, totaling $41.3 million, with an outstanding balance in excess of $1.0 million as of September 30, 2020.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At September 30, 2020, the Company had $14.7 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $27.2 million at December 31, 2019.

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

Analysis of allowance for loan losses:  At September 30, 2020, the allowance for loan losses totaled $34.1 million, or 1.25% of total loans.  At December 31, 2019, the allowance for loan losses aggregated $12.2 million, or 0.48% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $24.6 million, or 0.93% of the $2.66 billion in loans collectively evaluated for impairment at September 30, 2020, compared to an allowance for loan losses of $11.0 million, or 0.44% of the $2.50 billion in loans collectively evaluated for impairment at December 31, 2019.  The increases in the allowance for loan losses as a percentage of total loans and of loans collectively evaluated for impairment principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.  Also considered by management in evaluating the allowance for loan losses are applied loss factors which are based in part on historical loss experience from the last major economic downturn.  Allowance for loan losses related to consumer loans increased substantially due to the portfolios higher historical realized loss rates.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan losses and other related data.

Allowance for Loan Losses

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2020	2019	2020	2019
	(Dollars in thousands)		(Dollars in thousands)
Average loans outstanding	$2,758,680	$2,646,454	$2,697,188	$2,620,897
Gross loans outstanding at end of period(1)	$2,725,713	$2,600,924	$2,725,713	$2,600,924
Allowance for loan losses at beginning of the period	$34,078	$17,777	$12,232	$11,454
Provision for loan losses	815	679	23,255	17,299
Charge-offs:
Commercial and industrial	(3)	(18)	(259)	(8,756)
Real estate:
Commercial real estate	(115)	(506)	(174)	(1,114)
Real estate construction	(193)	—	(193)	—
Residential real estate	(153)	(355)	(312)	(934)
Agricultural real estate	(167)	(9)	(191)	(43)
Consumer	(243)	(313)	(697)	(994)
Agricultural	—	(5)	(1)	(47)
Total charge-offs	(874)	(1,206)	(1,827)	(11,888)
Recoveries:
Commercial and industrial	3	17	16	66
Real estate:
Commercial real estate	1	47	7	96
Real estate construction	—	—	194	24
Residential real estate	22	450	26	488
Agricultural real estate	5	38	5	38
Consumer	32	73	173	296
Agricultural	5	—	6	2
Total recoveries	68	625	427	1,010
Net recoveries (charge-offs)	(806)	(581)	(1,400)	(10,878)
Allowance for loan losses at end of the period	$34,087	$17,875	$34,087	$17,875
Ratio of allowance to period-end loans	1.25%	0.69%	1.25%	0.69%
Annualized ratio of net charge-offs (recoveries) to average loans	0.12%	0.09%	0.07%	0.55%

(1)Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Loan Losses

	September 30, 2020		December 31, 2019
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for loan losses applicable to:
Commercial and industrial	$11,529	33.8%	$3,061	25.0%
Real estate:
Commercial real estate	8,898	26.1%	2,704	22.1%
Real estate construction	44	0.1%	1,215	9.9%
Residential real estate	4,593	13.5%	2,676	21.9%
Agricultural real estate	1,281	3.8%	608	5.0%
Consumer	6,974	20.5%	1,422	11.6%
Agricultural	768	2.2%	546	4.5%
Total allowance for loan losses	$34,087	100.0%	$12,232	100.0%

Management believes that the allowance for loan losses at September 30, 2020, was adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2020.  While COVID-19 began impacting many borrowers in the first nine months of 2020, such loans may not meet the threshold of impaired until future periods as borrowers may not have sufficient levels of liquidity, operating performance and guarantor support to perform in accordance with the terms of their loans in periods beyond September 30, 2020, and the resulting future losses would be recorded in the period incurred.  For loans modified that do not meet the definition of trouble debt restructurings, those loans may subsequently default, and such future losses would be recorded when the loss is incurred.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At September 30, 2020, the carrying amount of investment securities totaled $798.6 million, a decrease of $112.6 million compared with December 31, 2019.  At September 30, 2020, securities represented 20.7% of total assets compared with 23.1% at December 31, 2019.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	September 30, 2020		December 31, 2019
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$995	$1,029	$—	$—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	581,265	604,870	141,082	142,067
Private label residential mortgage-backed securities	21,165	21,084	—	—
Corporate	44,508	44,864	—	—
Small Business Administration loan pools	1,227	1,276	—	—
State and political subdivisions	121,262	125,453	—	—
Total available-for-sale securities	$770,422	$798,576	$141,082	$142,067

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	December 31, 2019
	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$1,991	$2,013
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	593,236	603,972
Corporate	22,992	23,495
Small Business Administration loan pools	1,478	1,490
State and political subdivisions	149,362	152,941
Total held-to-maturity securities	$769,059	$783,911

At September 30, 2020, and December 31, 2019, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2020, and December 31, 2019.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2020
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$1,029	2.78%	$—	—%	$—	—%	$1,029	2.78%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	14	5.49%	1,657	3.16%	64,228	2.87%	538,971	2.45%	604,870	2.50%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	21,084	(0.48)%	21,084	(0.48)%
Corporate	5,107	2.17%	—	—%	35,763	4.35%	3,994	4.25%	44,864	4.10%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,276	2.38%	1,276	2.38%
State and political subdivisions(1)	3,216	2.57%	27,475	2.50%	30,715	2.87%	64,047	3.16%	125,453	2.93%
Total available-for-sale securities	8,337	2.33%	30,161	2.54%	130,706	3.28%	629,372	2.44%	798,576	2.58%
Total debt securities	$8,337	2.33%	$30,161	2.54%	$130,706	3.28%	$629,372	2.44%	$798,576	2.58%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2019
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$—	—%	$4	3.50%	$39	2.50%	$142,024	2.56%	$142,067	2.56%
Total available-for-sale securities	—	—%	4	3.50%	39	2.50%	142,024	2.56%	142,067	2.56%
Held-to-maturity securities:
U.S. government- sponsored entities	999	1.65%	992	2.78%	—	—%	—	—%	1,991	2.21%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	2,826	2.81%	71,317	2.96%	519,093	2.81%	593,236	2.83%
Corporate	—	—%	5,095	2.74%	17,897	4.94%	—	—%	22,992	4.45%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,478	2.73%	1,478	2.73%
State and political subdivisions(1)	16,421	0.83%	29,082	2.78%	33,320	2.91%	70,539	3.15%	149,362	2.77%
Total held-to-maturity securities	17,420	0.88%	37,995	2.77%	122,534	3.24%	591,110	2.85%	769,059	2.87%
Total debt securities	$17,420	0.88%	$37,999	2.77%	$122,573	3.24%	$733,134	2.80%	$911,126	2.82%
(1)	The calculated yield is not presented on a tax equivalent basis.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae and Freddie Mac.  Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities.  Premiums and discounts on mortgage-backed securities are amortized and accreted over the expected life of the security and may be impacted by prepayments.  As such, mortgage-backed securities which are purchased at a premium will generally produce decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization.  Securities purchased at a discount will reflect higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion.

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At September 30, 2020, and December 31, 2019, 89.1% and 89.9% of the government-sponsored residential mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 2.2 years and 4.2 years and a modified duration of 2.2 years and 3.8 years.  At September 30, 2020, 100.0% of the private label residential mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 0.7 years and a modified duration of 0.7 years.  There were no private label residential mortgage-backed securities held by us at December 31, 2019.

If the current economic environment brought about by the COVID-19 pandemic continues for an extended period, it could adversely impact the ability of state and political subdivisions to repay their current debt obligations when due.  As part of the Company’s review of potential risk caused by the COVID-19 pandemic we have reviewed the types and amount of bonds that will mature over the next 12 months.  At September 30, 2020, we had total general obligation bonds of $84.7 million with $2.0 million maturing in the next 12 months and total revenue bonds of $34.4 million with $571 thousand maturing in the next 12 months.

Goodwill Impairment Assessment

At September 30, 2020, we performed an interim quantitative analysis and determined from this analysis that goodwill was impaired and subsequently booked a $104.8 million non-cash charge for goodwill impairment.  For more information on our September 30, 2020, interim analysis, see “Critical Accounting Policies” and “NOTE 1 – BASIS OF PRESENTATION.”

Other Assets

On January 31, 2020, the Company submitted a notice of proposed branch closing with the Federal Reserve for three locations.  At their December meeting, the Board of Directors voted to close these branches and to move the loans, deposits and property that would not be sold with the building to other branches that will remain open in the markets of the branches being closed.  The three locations were subsequently closed on May 1, 2020.  At the present time, the Company does not have an active program in place to locate a buyer, these properties are not listed with a realtor and they are not being actively marketed.  These properties were moved to other real estate owned during the third quarter.

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

The following table shows our composition of deposits at September 30, 2020, and December 31, 2019.

Composition of Deposits

	September 30, 2020		December 31, 2019
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$693,967	22.1%	$481,298	15.7%
Interest-bearing demand	870,398	27.8%	703,048	23.0%
Savings and money market	945,909	30.2%	1,046,000	34.1%
Time	623,344	19.9%	833,170	27.2%
Total deposits	$3,133,618	100.0%	$3,063,516	100.0%

Total deposits at September 30, 2020, were $3.13 billion, an increase of $70.1 million, or 2.3%, compared to total deposits of $3.06 billion at December 31, 2019.

Included in interest-bearing demand deposits are brokered deposit balances of $150.9 million at September 30, 2020, and $43.8 million at December 31, 2019.  Also included in savings and money market deposits are brokered deposit balances of $5.9 million as of September 30, 2020, and $20.0 million as of December 31, 2019.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  These deposits are placed through ICS services, but are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of September 30, 2020, were $10.1 million and $9.5 million at December 31, 2019.  Of these balances, $10.1 million at September 30, 2020, and $9.5 million at December 31, 2019, were reciprocal customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of September 30, 2020, and December 31, 2019.

	September 30, 2020	December 31, 2019	Change	%
	(Dollars in thousands)
3 months or less	$91,694	$132,148	$(40,454)	(30.6)%
Over 3 through 6 months	76,351	110,714	(34,363)	(31.0)%
Over 6 through 12 months	117,391	163,802	(46,411)	(28.3)%
Over 12 months	98,177	133,337	(35,160)	(26.4)%
Total Time Deposits	$383,613	$540,001	$(156,388)	(29.0)%

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

Liquidity is defined as the ability to meet anticipated customer demands for future funds under credit commitments and deposit withdrawals at a reasonable cost and on a timely basis.  We measure our liquidity position by considering both on and off-balance sheet sources of and demands for funds on a daily, weekly and monthly basis.

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs.  Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations and unexpected deposit outflows.  In this process, we focus on both assets and liabilities and on the way they combine to provide adequate liquidity to meet our needs.

During the nine-month periods ended September 30, 2020, and 2019, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB and the Federal Reserve discount window.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.70 billion for the nine months ended September 30, 2020, an increase of 3.4% over the December 31, 2019, average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 2.8 years and a modified duration of 2.6 years at September 30, 2020.

Cash and cash equivalents were $65.8 million at September 30, 2020, a decrease of $23.5 million from the $89.3 million cash and cash equivalents at December 31, 2019.  The decrease in cash and cash equivalents is driven primarily by $35.2 million net cash used in investing activities and $24.7 million net cash used in financing activities, partially offset by $36.4 million provided by operating activities.  Cash and cash equivalents at January 1, 2020, plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first nine months of 2020 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of September 30, 2020, are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of September 30, 2020

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$5,721	$400	$210	$—	$6,331
Commitments to extend credit	266,895	43,581	20,699	86,622	417,797
Total	$272,616	$43,981	$20,909	$86,622	$424,128

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2020, and December 31, 2019, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of September 30, 2020, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Non-GAAP Financial Measures

We identify certain financial measures discussed in this Quarterly Report as being “non-GAAP financial measures.”  In accordance with SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP as in effect from time to time in the United States in our statements of income, balance sheet or statements of cash flows.  Non-GAAP financial measures do not include operating and other statistical measures or ratios, or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

The non-GAAP financial measures that we discuss in this Quarterly Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP.  Moreover, the way we calculate the non-GAAP financial measures that we discuss in this Quarterly Report may differ from that of other companies reporting measures with similar names.  You should understand how such other banking organizations calculate their financial measures similar or with names like the non-GAAP financial measures we have discussed in this Quarterly Report when comparing such non-GAAP financial measures.

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

	For the three months ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$402,172	$479,766	$477,351	$478,060	$467,050
Less: goodwill	31,601	136,432	136,432	136,432	136,432
Less: core deposit intangibles, net	17,101	18,131	19,105	19,907	20,727
Less: mortgage servicing asset, net	1	2	4	5	7
Less: naming rights, net	1,141	1,152	1,163	1,174	1,184
Tangible common equity	$352,328	$324,049	$320,647	$320,542	$308,700
Common shares issued at period end	14,853,487	15,218,301	15,198,986	15,444,434	15,440,334
Diluted common shares outstanding at period end	14,945,282	15,334,144	15,297,319	15,719,810	15,647,456
Book value per common share	$27.08	$31.53	$31.41	$30.95	$30.25
Tangible book value per common share	$23.72	$21.29	$21.10	$20.75	$19.99
Tangible book value per diluted common share	$23.57	$21.13	$20.96	$20.39	$19.73

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

	For the three months ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Total stockholders’ equity	$402,172	$479,766	$477,351	$478,060	$467,050
Less: goodwill	31,601	136,432	136,432	136,432	136,432
Less: core deposit intangibles, net	17,101	18,131	19,105	19,907	20,727
Less: mortgage servicing asset, net	1	2	4	5	7
Less: naming rights, net	1,141	1,152	1,163	1,174	1,184
Tangible common equity	$352,328	$324,049	$320,647	$320,542	$308,700
Total assets	$3,865,571	$4,205,269	$3,943,832	$3,949,578	$4,074,663
Less: goodwill	31,601	136,432	136,432	136,432	136,432
Less: core deposit intangibles, net	17,101	18,131	19,105	19,907	20,727
Less: mortgage servicing asset, net	1	2	4	5	7
Less: naming rights, net	1,141	1,152	1,163	1,174	1,184
Tangible assets	$3,815,727	$4,049,552	$3,787,128	$3,792,060	$3,916,313
Equity to assets	10.40%	11.41%	12.10%	12.10%	11.46%
Tangible common equity to tangible assets	9.23%	8.00%	8.47%	8.45%	7.88%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Total average stockholders’ equity	$483,088	$483,605	$482,567	$473,562	$463,252
Less: average intangible assets	154,049	156,194	157,097	157,993	158,760
Average tangible common equity	$329,039	$327,411	$325,470	$315,569	$304,492
Net income allocable to common stockholders	$(90,405)	$1,689	$1,258	$10,014	$10,406
Goodwill impairment	104,831	—	—	—	—
Amortization of intangible assets	1,043	986	814	833	797
Less: tax effect	5,539	207	171	175	167
Adjusted net income allocable to common stockholders	$9,930	$2,468	$1,901	$10,672	$11,036
Return on total average stockholders’ equity (ROAE) annualized	(74.45)%	1.40%	1.05%	8.39%	8.91%
Return on average tangible common equity (ROATCE) annualized	12.01%	3.03%	2.35%	13.42%	14.38%

Efficiency Ratio:  The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate the efficiency ratio by dividing non-interest expense, excluding merger expenses and goodwill impairment, by the sum of net interest income and non-interest income, excluding net gain (loss) from securities transactions.  The GAAP-based efficiency ratio is non-interest expense divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses and net gain (loss) from securities transactions.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2019	September 30, 2019
	(Dollars in thousands)
Non-interest expense	$130,835	$23,937	$25,758	$24,846	$24,223
Less: goodwill impairment	104,831	—	—	—	—
Non-interest expense, excluding goodwill impairment	$26,004	$23,937	$25,758	$24,846	$24,223
Net interest income	$32,107	$32,891	$32,095	$32,405	$31,526
Non-interest income	$6,485	$5,732	$5,306	$6,641	$6,572
Less: net gain (loss) from securities transactions	—	4	8	(3)	4
Non-interest income, excluding net gain (loss) from securities transactions	$6,485	$5,728	$5,298	$6,644	$6,568
Net interest income plus non-interest income, excluding net gain (loss) from securities transactions	$38,592	$38,619	$37,393	$39,049	$38,094
Non-interest expense to net interest income plus non-interest income	339.02%	61.98%	68.87%	63.63%	63.58%
Efficiency Ratio	67.38%	61.98%	68.88%	63.63%	63.59%

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

The change in the impact of net interest income from the base case for September 30, 2020, and December 31, 2019, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up-interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities, assumed prepayment of existing fixed rate loans receivable, the downward pricing of variable rate loans receivable, the constraint of the shock on non-term deposits and the level of term deposit repricing.  Our mortgage backed security portfolio is comprised of fixed rate investments and as rates decrease, the level of prepayments is assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for September 30, 2020, and December 31, 2019, is due to being in a liability sensitive position and the level of convexity in pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of assets decrease faster than the value of liabilities and as interest rates decrease, the value of assets increase at a faster rate than liabilities.  However, due to the level of convexity in fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits.  At September 30, 2020, non-interest-bearing deposits were approximately $694.0 million or 44.2% higher than that deposit type at December 31, 2019.  Substantially all investments and approximately 56.5% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2020	December 31, 2019
+300 basis points	(8.1)%	(12.3)%
+200 basis points	(4.6)%	(7.6)%
+100 basis points	(1.8)%	(3.5)%
0 basis points	—	—
-100 basis points	(1.0)%	1.9%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2020	December 31, 2019
+300 basis points	8.8%	(7.6)%
+200 basis points	11.2%	(3.0)%
+100 basis points	7.6%	(0.6)%
0 basis points	—	—
-100 basis points	(20.4)%	(4.4)%

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgement in evaluating its controls and procedures.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

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

•	The inability of borrowers on deferral to make payments on their loans following the end of the deferral period.
•	Expiration of our emerging growth company designation will impose additional compliance obligations and costs.
•	The economic impact of the novel COVID-19 outbreak could adversely affect our financial condition and results of operations.

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

The following table presents shares that have been repurchased under the program during the third quarter of 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
July 1, 2020 through July 31, 2020	38,489	$14.20	38,489	345,034
August 1, 2020 through August 31, 2020	278,202	$15.44	278,202	66,832
September 1, 2020 through September 30, 2020	66,832	$16.37	66,832	—
Total	383,523	$15.48	383,523	—

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None

Item 6: Exhibits

Exhibit No.	Description
4.1

Indenture, dated as of June 29, 2020, by and between Equity Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

4.2

Form of 7.00% Fixed-to-Floating Rate Subordinated Note due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.1

Form of Subordinated Note Purchase Agreement, dated as of June 29, 2020, by and among Equity Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.2

Form of Registration Rights Agreement, dated as of June 29, 2020, by and among Equity Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.3

The Fourth Amendment to Loan and Security Agreement and Promissory Notes Modification Agreement, dated June 29, 2020, by and among Equity Bancshares, Inc. as Borrower and ServisFirst Bank, as Lender (incorporated by reference to Exhibit 10.3 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

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

Equity Bancshares, Inc.

October 29, 2020	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

October 29, 2020	By:	/s/ Eric R. Newell
Date		Eric R. Newell
Executive Vice President and Chief Financial Officer