Form 10-K
period 2020-12-31
EQUITY BANCSHARES INC
filed 2021-03-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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
Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $250.3 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 28, 2021
Class A Common Stock, par value $0.01 per share	14,448,847
Class B Non-Voting Common Stock, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2021 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;
•	differences in our qualitative factors used in our calculation of the allowance for loan losses from actual results;
•	the adoption of ASU 2016-13, Financial Instruments – Credit Losses, and its impact on our allowance for loan losses and capital;
•	inadequacies in our allowance for loan losses which could require us to take a charge to earnings and thereby adversely affect our financial condition;
•	interest rate fluctuations which could have an adverse effect on our profitability;
•	the impact of the transition from London Interbank Offered Rate (“LIBOR”) and our ability to adequately manage such transition;
•	a continued economic downturn related to the COVID-19 pandemic, especially one affecting our core market areas;
•	inability of borrowers on deferral to make payments on their loans following the end of the deferral period;

•

potential fraud related to Small Business Administration (“SBA”) loan applications through the Paycheck Protection Program (“PPP”) as part of the U.S. Coronavirus Aid, Relief and Economic Security Act (“CARES Act”);

•	the effects of pandemic and widespread public health emergencies;
•	the costs of integrating the businesses we acquire, which may be greater than expected;
•	the departure of key members of our management personnel or our inability to hire qualified management personnel;
•	generally difficult or unfavorable conditions in the market for financial products and services;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;
•	inaccuracies in our assumptions about future events which could result in material differences between our financial projections and actual financial performance;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	required implementation of new accounting standards that significantly change our existing recognition practices;
•	additional regulatory requirements and restrictions on our business, which could impose additional costs on us;
•	an increase in FDIC deposit insurance assessments, which could adversely affect our earnings;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	restraints on the ability of Equity Bank to pay dividends to us, which could limit our liquidity;
•	a failure in the internal controls we have implemented to address the risks inherent to the banking industry;
•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•	costs arising from the environmental risks associated with making loans secured by real estate;
•	the occurrence of adverse weather or manmade events, which could negatively affect our core markets or disrupt our operations;
•	the effects of new federal tax laws, or changes to existing federal tax laws;
•	the obligation associated with being a public company requires significant resources and management attention; and
•	other factors that are discussed in “Item 1A – Risk Factors.”

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

Part I

Item 1: Business

Our Company

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 51 branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2020.  As of December 31, 2020, we had, on a consolidated basis, total assets of $4.01 billion, total deposits of $3.45 billion, total loans (net of allowances) of $2.56 billion and total stockholders’ equity of $407.6 million.

Our principal objective is to increase stockholder value and generate consistent earnings growth by expanding our commercial banking franchise both organically and through strategic acquisitions.  We strive to provide an enhanced banking experience for our customers by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs while delivering the high-quality relationship-based customer service of a community bank.

Our History and Growth

We were founded in November 2002 by our Chairman and CEO, Brad S. Elliott.  Mr. Elliott believed that, as a result of in-market consolidation, there existed an opportunity to build an attractive commercial banking franchise and create long-term value for our stockholders.  Following thirteen years’ experience as a finance executive, including serving as a Regional President for a Kansas bank with over $1.0 billion in assets, Mr. Elliott implemented his banking vision of developing a strategic consolidator of community banks and a destination for seasoned bankers and businesspersons who share our entrepreneurial spirit.  In 2003, we raised capital from 23 local investors to finance the acquisition of National Bank of Andover in Andover, Kansas.

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

•

October 2020 – Purchased the assets and assumed the deposits of one branch location in Norton, Kansas, and one branch location in Almena, Kansas, from Almena State Bank (“Almena”) facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  This purchase increased our deposits by $62.5 million, our loans by $31.4 million and our total assets by $66.9 million.

In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire.  Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically.  In addition, we focus on growth in our commercial loan portfolio primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships.  We also seek to increase our most attractive deposit accounts, primarily by growing deposits in our community markets and cross selling our depository products to our loan customers.

As a result of these strategic and organic growth efforts, we have expanded our team of full-time equivalent employees from 19 to 623 and our network of branches from two to 51.  We believe that we are well positioned to continue to be a strategic consolidator of community banks while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

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

Equity Bank Locations (51)
Bank Offices, $50mm-$300mm (500+)
Bank Offices, $300mm-$750mm (150+)
Bank Offices, $750 and up (80+)
NEBRASKA
IOWA
Des Moines
KANSAS
MISSOURI
OKLAHOMA
ARKANSAS
Hays
Topeka
Kansas City
Overland Park
Lee's Summit
Columbia
Sedalia
Wichita
Hugoton
Liberal
Guymon
Ponca City
Springfield
Bentonville
Tulsa

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

•

Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets.  We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share.  We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City, Wichita and Tulsa, and stable community markets within Western Kansas, Western Missouri, Topeka, Northern Arkansas and Northern Oklahoma.  We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.  The following table shows our total deposits and loans (net of allowances) in our community markets and our metropolitan markets as of December 31, 2020, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$1,073,897	31%	$1,559,629	60%
Community markets(3)	$2,373,693	69%	$1,032,067	40%

(1)Amounts in thousands.

(2)Represents 12 branches located in the Wichita, Kansas City and Tulsa metropolitan statistical areas (“MSAs”).

(3)Represents 39 branches located outside of the Wichita, Kansas City and Tulsa MSAs.

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

•

Preserve Our Asset Quality Through Disciplined Lending Practices.  Our approach to credit management uses well-defined policies and procedures, disciplined underwriting criteria and ongoing risk management.  We are a competitive and effective commercial and industrial lender, supplementing ongoing and active loan servicing with early-stage credit review provided by our bankers.  This approach has allowed us to maintain loan growth with a diversified portfolio of high-quality assets.  We believe our credit culture supports accountable bankers who maintain an ability to expand our customer base as well as make sound decisions for our Company.  We believe our success in managing asset quality is illustrated by our aggregate net charge-off history.

Our Competitive Strengths

We believe the following competitive strengths will allow us to continue to achieve our principal objective of increasing stockholder value and generating consistent earnings growth through the organic and strategic expansion of our commercial banking franchise.

•

Experienced Leadership and Management Team.  Our seasoned and experienced executive management team, senior leaders and board of directors have exhibited the ability to deliver stockholder value by consistently growing profitably while expanding our commercial banking franchise through acquisition and integration.  Our executive management team has, on average, more than twenty years of experience working for large, up to ten billion-dollar financial institutions in our markets during various economic cycles along with significant merger and acquisition experience in the financial services industry.  Our executive management team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation and problem solving.

•

Focus on Commercial Banking.  We are primarily a commercial bank.  As measured by outstanding balances at December 31, 2020, commercial loans composed over 74.2% of our loan portfolio and within our commercial loan portfolio, 61.8% of such loans were commercial real estate loans and 38.2% were commercial and industrial loans.  We have developed strong commercial relationships in our markets across a diversified range of sectors including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate.  We have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards.  Our relationship-based approach seeks to grow lending relationships with our customers as they expand their businesses, including geographically and through cross-selling our various other banking products, such as our deposit and treasury management products.  We have a growing presence in attractive commercial banking markets, such as Wichita, Kansas City and Tulsa, which we believe present significant opportunities to continue to increase our business banking activities.

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

•

Efficient and Scalable Platform with Capacity to Support Our Growth.  Through significant investments in technology and staff, our management team has built an efficient and scalable corporate infrastructure within our commercial banking franchise, including in the areas of banking processes, technology, data processing, underwriting, risk management and internal audit, which we believe will support our continued growth.  While expanding our infrastructure, several departmental functions have been outsourced to gain the experience of outside professionals while at the same time achieving more favorable economics and cost-effective solutions.  Such outsourced areas include specific internal audit functions and select loan review.  This outsourcing strategy has proven to control costs while adding enhanced controls and/or service levels.  We believe that this scalable infrastructure will continue to allow us to efficiently and effectively manage our anticipated growth.

•

Culture Committed to Talent Development, Transparency and Accountability.  We have invested in professional talent since our inception by building a team of “businesspersons first and bankers second” and economically aligned them with our stockholders, primarily through our stock purchase opportunities.  In our efforts to become a destination for seasoned bankers with an entrepreneurial spirit, we have developed numerous leadership development programs.  For example, “Equity University” is a year-long program we designed for our promising company-wide leaders.  We believe our well-trained and motivated professionals work most effectively in a corporate environment that emphasizes transparency, respect, innovation and accountability.  Our culture provides our professionals with the empowerment to better serve our clients and our communities.

•

Sophisticated and Customized Banking Products with High-Quality Customer Service.  We strive to offer our customers the sophisticated commercial banking products of large financial institutions with the personalized service of a community bank.  Our management team’s significant banking and lending experience in our markets has provided us with an understanding of the commercial banking needs of our customers that allows us to tailor our products and services to meet our customers’ needs.  In addition to offering a diverse array of banking products and services, we offer our customers the high-touch, relationship-based customer service experience of a community bank.  For example, we utilize Equity Connect, a customized customer relationship management system, to assign relationship officers to enhance relationships with our customers and identify and meet their particular needs.

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

2020 Acquisitions

On October 23, 2020, we completed our purchase of two bank locations from Almena State Bank, facilitated by the FDIC.  Pursuant to the purchase, Equity Bank assumed the deposits and acquired the loans and certain other assets associated with the two bank locations.

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

At December 31, 2020, we had total loans of $2.56 billion (net of allowances), representing 63.7% of our total assets.  For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk.  Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City, Tulsa and Wichita.  Our loan portfolio consists primarily of commercial real estate loans, which were $1.19 billion and constituted 45.9% of our total loans as of December 31, 2020, commercial and industrial loans, which were $734.5 million and constituted 28.3% of our total loans as of December 31, 2020, and residential real estate loans, which were $382.0 million and constituted 14.7% of our total loans as of December 31, 2020.  Our commercial real estate loans are generally secured by first liens on real property.  The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals.  The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas, Missouri and Oklahoma.  The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for loan losses.  Management believes the allowance for loan losses is adequate to cover incurred losses in our loan portfolio as of December 31, 2020.

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

Large Credit Relationships.  As of December 31, 2020, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $241.3 million, or 9.3% of total loans.  See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

Loan Underwriting and Approval.  Historically, we believe we have made sound, high quality loans while recognizing that lending money involves a degree of business risk.  We have loan policies designed to assist us in managing this business risk.  These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated.  Our board of directors delegates loan authority up to board-approved hold limits collectively to our Directors’ credit committee, which is comprised of members of our board of directors.  Our board of directors also delegates limited lending authority to our internal loan committee, which is comprised of members of our executive management team.  In addition, our board of directors also delegates more limited lending authority to our Chief Executive Officer, Chief Operating Officer, Chief Credit Officer, credit risk personnel and, on a further limited basis, to selected lending managers in each of our target markets. Lending officers and relationship managers, including our bankers, have further limited individual loan authority.  When the total relationship exceeds an individual’s loan authority, a higher authority or credit committee approval is required.  The objective of our approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.

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

The Bank’s legal lending limit as of December 31, 2020, on loans to a single borrower was $104.7 million.  However, we typically maintain an in-house limit of $25.0 million for loans to a single borrower.  We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

Commercial and Industrial Loans.  We make commercial and industrial loans, including commercial lines of credit, working capital loans, term loans, equipment financing, aircraft financing, acquisition, expansion and development loans, borrowing base loans, government guaranteed loans, letters of credit and other loan products, primarily in our target markets that are underwritten on the basis of the borrower’s ability to service the debt from income.  We take as collateral a lien on general business assets including, among other things, available real estate, accounts receivable, inventory and equipment and generally obtain a personal guaranty of the borrower or principal.  Our commercial and industrial loans generally have variable interest rates and terms that typically range from one to five years depending on factors such as the type and size of the loan, the financial strength of the borrower/guarantor and the age, type and value of the collateral.  Fixed rate commercial and industrial loan maturities are generally short-term, with three to five-year maturities, or include periodic interest rate resets.  Terms greater than five years may be appropriate in some circumstances based upon the useful life of the underlying asset being financed or if some form of credit enhancement, such as a government guarantee is obtained.

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

Agricultural Loans.  We offer both fixed-rate and adjustable-rate agricultural real estate loans to our customers.  We also make loans to finance the purchase of machinery, equipment and breeding stock, seasonal crop operating loans used to fund the borrower’s crop production operating expenses, livestock operating, and revolving loans used to purchase livestock for resale and related livestock production expense.

Generally, our agricultural real estate loans amortize over periods not in excess of 20 years and have a loan-to-value ratio of 80%.  We also originate agricultural real estate loans directly and through programs sponsored by the Farm Service Agency (“FSA”), an agency of the United States Department of Agriculture, which provides a partial guarantee on loans underwritten to FSA standards.  Agricultural real estate loans generally carry higher interest rates and have shorter terms than 1-4 family residential real estate loans.  Agricultural real estate loans, however, entail additional credit risks compared to one- to four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers.  We generally require farmers to obtain multi-peril crop insurance coverage through a program partially subsidized by the Federal government to help mitigate the risk of crop failures.

Agricultural operating loans may be originated at an adjustable or fixed rate of interest and generally for a term of up to 7 years.  In the case of agricultural operating loans secured by breeding livestock and/or farm equipment, such loans are originated at fixed rates of interest for a term of up to 5 years.  We typically originate agricultural operating loans based on the borrower’s ability to make repayment from the cash flow of the borrower’s agricultural business.  As a result, the availability of funds for the repayment of agricultural operating loans may be substantially dependent on the success of the business itself and the general economic environment.  A significant number of agricultural borrowers with these types of loans may qualify for relief under a chapter of the U.S. Bankruptcy Code that is designed specifically for the reorganization of financial obligations of family farmers and which provides certain preferential procedures to agricultural borrowers compared to traditional bankruptcy proceedings pursuant to other chapters of the U.S. Bankruptcy Code.

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

Deposit Products

Our lending and investing activities are primarily funded by deposits.  We offer a variety of deposit accounts with a wide range of interest rates and terms including demand, savings, money market and time deposits with the goal of attracting a wide variety of customers, including small to medium-sized businesses.  We employ customer acquisition strategies to generate new account and deposit growth, such as customer referral incentives, search engine optimization, targeted direct mail and email campaigns, in addition to conventional marketing initiatives and advertising.  Our goal is to emphasize our core deposits and cross-sell our deposit products to our loan customers.

We design our consumer deposit products specifically for the lifestyles of clients in the communities we serve.  Some accounts emphasize and reward debit card usage, while others appeal to higher deposit customers.  We also utilize Equity Connect, which is our customer relationship management system, to assist our personnel in deepening and expanding current relationships by providing timely identification of potential needs.  It also serves as a methodical tool to track customer onboarding and retention actions by account officers.  We do participate in the Certificate of Deposit Registry Services (“CDARS”) via Promontory Interfinancial Network as an option for our customers to place funds and occasionally as a funding source.

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

Our Markets

As of December 31, 2020, we conducted banking operations through our 51 branches located in Arkansas, Kansas, Missouri and Oklahoma.  We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets.  In particular, we believe our markets provide us with access to low cost, stable core deposits in smaller community markets that we can use to fund commercial loan growth in metropolitan areas.

We believe our existing and target markets are among some of the most attractive in the Midwestern United States.  Our markets are home to thousands of manufacturing and trade jobs, and have experienced recent growth in the healthcare, consumer services and technology sectors.  We believe the central geographic footprint of our markets provides numerous industrial plants, facilities and manufacturing businesses with a central shipping location from which they can distribute their products.  Our markets also serve as the corporate headquarters for Koch Industries Inc., Hallmark Cards, Inc., H&R Block, Inc., Sprint Corporation, Cerner Corporation, American Century Investments, Garmin International, Inc., Cessna Aircraft Company, Seaboard Corporation, Cargill Meat Solutions, Spirit AeroSystems, Dairy Farmers of America, Quick Trip, ONEOK, and Williams Companies and host a major presence for companies across a variety of industries, including Bombardier Learjet, Collective Brands, Inc., FedEx, Flexsteel, Hills Pet Nutrition, Inc., Textron Aviation Services, Tyson Foods, Phillips 66, Rib Crib, Honeywell and Bayer Corporation.  We understand the community banking needs of the businesses and individuals within our markets and have focused on developing a commercial and personal banking platform to service such needs.

The markets in which we operate have generally experienced stable population growth over the past five years, with modest population growth expected over the next five years.  Wichita is the largest metropolitan statistical authority (“MSA”) located fully in Kansas and the No. 94 MSA in the U.S. with a population of over 640,000.  Kansas City, Missouri and Kansas is the No. 31 largest MSA in the U.S. with a population of 2.2 million, and Tulsa, Oklahoma, is No. 51 with a MSA population of nearly 1 million.

In addition, we believe our markets are stable and have weathered various economic cycles relatively well.  Household income is expected to increase from 2021 through 2026 by 5.71%, while population growth is expected largely to hold from 2021 through 2026.  In Kansas City, households are expected to grow by 3.5%, Tulsa by 3.25% and Wichita by 1.5%, according to Claritas data provided by S&P Global.

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

Human Capital

The Company’s success depends on its ability to attract and retain highly qualified senior and middle management and other skilled employees.  Competition for qualified employees can be intense and it may be difficult to locate personnel with the necessary combination of skills, attributes and business relationships.

The Company believes that its employees are the primary key to the Company’s success as a financial institution.  The Company is committed to attracting, retaining and promoting top quality talent regardless of sex, sexual orientation, gender identity, race, color, national origin, age, religion and physical ability.  The Company strives to identify and select the best candidates for all open positions based on qualifying factors for each job.  The Company is dedicated to providing a workplace for its employees that is inclusive, supportive and free of any form of discrimination or harassment; rewarding and recognizing its employees based on their individual results and performance; and recognizing and respecting all of the characteristics and differences that make each of the Company’s employees unique.

Additionally, the Company is committed to employee development through a combination of in-house and external training programs.  Further, the Company has two staff development programs with formal in-house training programs for junior bankers including guidance from senior banking team members.

As of December 31, 2020, the Company employed 623 full-time equivalent employees.  None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

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

Supervision and Regulation

Banking is a complex, highly regulated industry.  Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by and the regulations and policies of, various governmental regulatory authorities.  These authorities include, but are not limited to, the Federal Reserve, the FDIC, the OCC, the Kansas Office of State Bank Commissioner (“OSBC”), the Consumer Financial Protection Bureau (“CFPB”), the Internal Revenue Service (“IRS”) and state taxing authorities.  The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

Bank Holding Company Regulation

We are a bank holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as amended, and are subject to supervision and regulation by the Federal Reserve.  Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions, for violation of laws and policies.

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries.  Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are so closely related to banking as to be a proper incident thereto.  If a bank holding company has become a financial holding company (“FHC”), it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity.  FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities.  To maintain FHC status, the bank holding company and all subsidiary depository institutions must be “well managed” and “well capitalized.”  Additionally, all subsidiary depository institutions must have received at least a “Satisfactory” rating on its most recent Community Reinvestment Act (“CRA”) examination.  Failure to meet these requirements may result in limitations on activities and acquisitions.  We have not elected to be an FHC at this time.

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

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices, or which constitute violations of laws or regulations.  Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), provides that the Board of Governors of the Federal Reserve can assess civil money penalties for such practices or violations which can be as high as $1 million per day.  FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

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

Rules on Regulatory Capital

Regulatory capital rules released in July 2013 pursuant to the Basel III requirements (“Basel III rules”), implemented higher minimum capital requirements for bank holding companies and banks.  The Basel III rules included a common equity Tier 1 capital requirement and established criteria that instruments must meet to be considered common equity Tier 1 capital, additional Tier 1 capital or Tier 2 capital.  These enhancements were designed to both improve the quality and increase the quantity of capital required to be held by banking organizations, better equipping the U.S. banking system to deal with adverse economic conditions.  The Basel III rules require banks and bank holding companies to maintain a minimum common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 8% and a leverage ratio of 4%.  Under the Basel III rules, banks and bank holding companies must maintain a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and requirements.  Banks and bank holding companies are also required to maintain a “capital conservation buffer” in excess of the minimum risk-based capital ratios.  The buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.  The minimum 2.5% buffer is composed solely of CET1 capital.  If an institution’s capital conservation buffer is less than or equal to 2.5%, then the institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers.

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

Pursuant to FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2020, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

In addition, the BHC Act prohibits any entity from acquiring 25%, or more (the BHC Act has a lower limit for acquirers that are existing bank holding companies), of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or the power to exercise a “controlling influence” over a bank holding company or bank, without the prior approval of the Federal Reserve.  On January 30, 2020, the Board of Governors of the Federal Reserve System adopted a final rule revising the Federal Reserve’s regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company, including a bank holding company or a bank, for purposes of the BHC Act.  The final rule establishes a comprehensive framework that employs several factors to determine if a company has control over another company, including the first company’s total voting and non-voting equity investment in the second company; director, officer and employee overlaps between the first company and the second company; and the scope of business relationships between the first company and the second company.  The final rule went into effect on April 1, 2020.

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

As of December 31, 2020, Equity Bank exceeded the capital levels required to be deemed well capitalized.

Deposit Insurance

The FDIC insures the deposits of federally insured banks up to prescribed statutory limits for each depositor, through the Deposit Insurance Fund (“DIF”) and safeguards the safety and soundness of the banking and thrift industries.  The Dodd-Frank Act permanently raised the standard maximum deposit insurance amount to $250,000.  The amount of FDIC assessments paid by each insured depository institution is based on its relative risk of default as measured by financial ratios and supervisory factors derived from a statistical model that estimates a bank’s probability of failure within three years.

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

Consumer Financial Protection Bureau

The Dodd-Frank Act created the CFPB which is granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the Gramm-Leach-Bliley Act and certain other statutes.  The CFPB has examination and primary enforcement authority with respect to depository institutions with $10 billion or more in assets.  Depository institutions with less than $10 billion in assets, such as Equity Bank, are subject to rules promulgated by the CFPB, which may increase their compliance risk and the costs associated with their compliance efforts, but such banks will continue to be examined and supervised by federal banking regulators for consumer compliance purposes.  The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products.

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

Summary of Risk Factors

Our risk factors can be broadly summarized by the following categories:

•	Economic Risks
•	Credit and Interest Rate Risks
•	Strategic Risks
•	Risks Relating to the Regulation of Our Industry
•	Risks Relating to the Company’s Common Stock
•	General Risks

While not an exhaustive list, our risk factors are generally composed of the following items:

•	a change in economic conditions or a return to recessionary conditions could result in increases in our level of nonperforming loans and/or reduced demand for our products and services;
•	the value of real estate collateral may fluctuate significantly resulting in an under-collateralized loan portfolio;
•	external economic factors, such as changes in monetary policy and inflation and deflation, may have an adverse effect on our business, financial condition and results of operations;
•	inability to effectively manage or adequately measure credit risk;
•	we could suffer losses from a decline in the credit quality of the assets that we hold;
•	a significant portion of our loan portfolio is secured by real estate, and events that negatively impact the real estate market could negatively impact our business;
•

a large portion of our loan portfolio is comprised of commercial loans that are secured by accounts receivable, inventory, equipment or other asset-based collateral, and deterioration in the value of such collateral could increase our exposure to future probable losses;

•	our largest lending relationships currently make up a material percentage of our total loan portfolio;
•	a new accounting standard will result in a significant change in how we recognize credit losses and may have a material impact on our financial condition or results of operations;
•	our profitability is vulnerable to interest rate fluctuations;
•	market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control;
•	we may be adversely impacted by the transition from LIBOR as a reference rate;
•	the outbreak of COVID-19, or other epidemic, pandemic or highly contagious disease occurring in the United States or in the geographies in which we conduct operations;
•	our financial performance will be negatively impacted if we are unable to execute our growth strategy;
•	our strategy of pursuing acquisitions exposes us to financial, execution, compliance and operational risks;
•	acquisitions may disrupt our business, dilute stockholder value and be costly to integrate;
•	we rely heavily on our management team and could be adversely affected by the unexpected loss of key officers;
•	our business is concentrated in, and largely dependent upon, the continued growth and welfare of the general geographic markets in which we operate;
•	our ability to grow our loan portfolio may be limited;
•	our future profitability levels are dependent on our ability to grow and maintain deposits at competitive costs;
•	our ability to retain bankers and recruit additional successful bankers is critical to the success of our business strategy;
•	a lack of liquidity could adversely affect our financial condition and results of operations;

•	our financial projections are based upon numerous assumptions about future events and our actual financial performance may differ materially from our projections if our assumptions are inaccurate;
•	we continually encounter technological change and may have fewer resources than our competitors;
•	our information systems may experience a failure or interruption;
•

we use information technology in our operations and offer online banking services to our customers, and unauthorized access to our or our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise;

•	we are dependent upon outside third parties for the processing and handling of our records and data;
•	if our enterprise risk management framework is not effective at mitigating risk and loss to us;
•	changes in accounting standards could materially impact our financial statements;
•

if the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect our business, financial condition and results of operations;

•	we may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition;
•	we are subject to extensive regulations in the conduct of our business, which imposes additional costs on us;
•	changes in laws, government regulation and monetary policy may have a material effect on our results of operations;
•	our banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments;
•	we are subject to certain capital requirements by regulators;
•	we are subject to stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares;
•	we may need to raise additional capital in the future and the capital may not be available when it is needed or may be dilutive to stockholders;
•	we are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by us with respect to these laws could result in significant liability;
•	the laws that regulate our operations are designed for the protection of depositors and the public, not our stockholders;
•	as a bank holding company, the sources of funds available to us are limited;
•	the market price of our Class A common stock may be subject to substantial fluctuations which may make it difficult for you to sell your shares at the volumes, prices and times desired;
•	the obligations associated with being a public company requires significant resources and management attention;
•	we have not historically declared or paid cash dividends on our common stock and we do not expect to pay dividends on our common stock in the foreseeable future;
•	securities analysts may not initiate or continue coverage on our Class A common stock, which could adversely affect the market for our Class A common stock;
•	use of our common stock for future acquisitions or to raise capital may be dilutive to existing stockholders;
•	a future issuance of stock could dilute the value of our Class A common stock;
•	we have significant institutional investors whose interests may differ from yours;
•	our directors and executive officers beneficially own a significant portion of our Class A common stock and have substantial influence over us;
•	shares of our Class A common stock are not insured deposits and may lose value;
•

we have the ability to incur debt and pledge our assets, including our stock in Equity Bank, to secure that debt, and holders of any such debt obligations will generally have priority over holders of our Class A common stock with respect to certain payment obligations;

•

if we fail to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud;

•	our board of directors may issue shares of preferred stock that would adversely affect the rights of our Class A common stockholders;
•	the return on your investment in our Class A common stock is uncertain;
•	we operate in a highly competitive industry and face significant competition from other banking organizations;
•	as a community bank, our ability to maintain our reputation is critical to the success of our business, and the failure to do so may materially adversely affect our performance;
•	we are subject to environmental risk in our lending activities;
•	we are subject to claims and litigation pertaining to intellectual property;
•	we have pledged all of the stock of Equity Bank as collateral for a loan, and if the lender forecloses, you could lose your investment; and
•	we have outstanding subordinated debt obligations, and if the Company defaults on those obligations, the debt holders could lose their investment.

The foregoing factors should not be construed as exhaustive.  This summary of risk factors should be read in conjunction with the more detailed risk factors below.

Economic Risks

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

Credit and Interest Rate Risks

Inability to effectively manage credit risk.

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

We maintain an allowance for loan losses, which is an allowance established through a provision for loan losses charged to expense that represents management’s best estimate of probable incurred losses in our loan portfolio.  Additional credit losses will likely occur in the future and may occur at a rate greater than we have experienced to date.  In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions.  If our assumptions, including our qualitative factors or the implementation of ASC Topic 326 Current Expected Credit Loss (“CECL”) in 2021 and for future periods, prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  In addition, as an acquirer of other banks, our allowance for loan losses may not be sufficient when coupled with purchase discounts on acquired portfolios.  Material additions to the allowance could materially decrease our net income.

In addition, banking regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further charge-offs, based on judgments different than those of our management.  Any increase in our allowance for loan losses or charge-offs as required by these regulatory agencies could have a material negative effect on our operating results, financial condition and liquidity.

We could suffer losses from a decline in the credit quality of the assets that we hold.

We could sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans.  We have adopted underwriting and credit monitoring procedures and policies that we believe are appropriate to minimize this risk, including the establishment and review of the allowance for credit losses, periodic assessment of the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could have a material adverse effect on our financial condition and results of operations.  In particular, we face credit quality risks presented by past, current and potential economic and real estate market conditions.

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

A large portion of our loan portfolio is comprised of commercial loans that are secured by accounts receivable, inventory, equipment or other asset-based collateral, and deterioration in the value of such collateral could increase our exposure to future probable losses.

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

As of December 31, 2020, our ten largest loan relationships totaled over $241.3 million in loan exposure, or 9.3% of the total loan portfolio.  The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses.  The allowance for loan losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital.  Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

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

The new CECL standard will become effective for us on January 1, 2021, and for interim periods beginning March 31, 2021.  For additional information about the Company’s adoption of CECL and the projected impact from adoption see “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in Notes to Consolidated Financial Statements and “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Allowance for loan losses”.

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

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR.  This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  It remains unclear what rate or rates may develop as accepted alternatives to LIBOR, or what the effect of such changes will be on the markets for LIBOR-based financial instruments.  The Secured Overnight Financing Rate (“SOFR”) has been recommended by the Alternative Reference Rates Committee (a group of private-market participants convened by the Federal Reserve Board and the Federal Reserve Bank of New York) as an alternative for USD LIBOR, but uncertainty as to the adoption, market acceptance or availability of SOFR or other alternative reference rates may adversely affect the value of LIBOR or SOFR-based assets and liabilities held or issued by the Company.

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

Strategic Risks

The outbreak of COVID-19, or other such epidemic, pandemic, or highly contagious disease occurring in the United States or in the geographies in which we conduct operations, could adversely affect the Company’s business operations, asset valuations, financial condition and results of operations.

The Company’s business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The COVID-19 outbreak, or other highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of our customers in the geographic areas in which we operate. The spread of the COVID-19 virus had an impact on our operations during 2020, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers during 2021. The COVID-19 pandemic has caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. Any sustained disruption to our operations is likely to negatively impact the Company’s financial condition and results of operations. Notwithstanding our contingency plans and other safeguards against pandemics or another contagious disease, the spread of COVID-19 could also negatively impact the availability of Equity Bank staff who are necessary to conduct our business operations, as well as potentially impact the business and operations third party service providers who perform critical services for us. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, the Company could experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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

Operational Risks

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

Recessionary periods historically have brought about increased foreclosures and unemployment which have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks.  These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivative securities, have historically caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.  This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally.  Although conditions have improved, a return of these trends could have a material adverse effect on our business and operations.  Negative market developments may affect consumer confidence levels and may cause adverse changes in payment patterns, causing increases in delinquencies and default rates, which may impact our charge-offs and provisions for loan and credit losses.  Economic deterioration that affects household and/or corporate incomes could also result in reduced demand for credit or fee-based products and services.  These conditions would have adverse effects on us and others in the financial services industry.

Our ability to grow our loan portfolio may be limited by, among other things, economic conditions, competition within our market areas, the timing of loan repayments and seasonality.

Our ability to continue to improve our operating results is dependent upon, among other things, growing our loan portfolio.  While we believe that our strategy to grow our loan portfolio is sound and our growth targets are achievable over an extended period of time, competition within our market areas is significant, particularly for high credit quality borrowers.  We compete with both large regional and national financial institutions, who are sometimes able to offer more attractive interest rates and other financial terms than we choose to offer, as well as other community-based banks who seek to offer a similar level of service to that which we offer.  This competition can make loan growth challenging, particularly if we are unwilling to price loans at levels that would cause unacceptable levels of compression of our net interest margin or if we are unwilling to structure a loan in a manner that we believe results in a level of risk to us that we are not willing to accept.  Moreover, loan growth throughout the year can fluctuate due in part to seasonality of the businesses of our borrowers and potential borrowers and the timing on loan repayments, particularly those of our borrowers with significant relationships with us, resulting from, among other things, excess levels of liquidity.  To the extent that we are unable to increase loans, we may be unable to successfully implement our growth strategy, which could materially and adversely affect us.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2020, our ten largest non-brokered depositors accounted for $279.3 million in deposits, or approximately 8.1% of our total deposits.  Further, our non-brokered deposit account balance was $3.41 billion, or approximately 98.9% of our total deposits, as of December 31, 2020.  Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

We are a community banking institution that provides banking services to the local communities in the market areas in which we operate.  Our ability to diversify our economic risks is limited by our own local markets and economies.  We lend primarily to individuals and small to medium-sized businesses, which may expose us to greater lending risks than those of banks that lend to larger, better-capitalized businesses with longer operating histories.  In addition, our legally mandated lending limits are lower than those of certain of our competitors that have more capital than we do.  These lower lending limits may discourage borrowers with lending needs that exceed our limits from doing business with us.  We may try to serve such borrowers by selling loan participations to other financial institutions; however, this strategy may not succeed.

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

If the goodwill that we have recorded or may record in connection with a business acquisition becomes impaired, it could require charges to earnings, which would adversely affect our business, financial condition and results of operations.

Goodwill represents the amount by which the cost of an acquisition exceeded the fair value of net assets we acquired in connection with the purchase of another financial institution.  We review goodwill for impairment at least annually, or more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.  There can be no assurance that our future evaluations of our existing goodwill or goodwill we may acquire in the future will not result in findings of impairment and related write-downs, which could adversely affect our business, financial condition and results of operations.  For additional information about the Company’s impairment assessment process and results see “NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLES” in Notes to Consolidated Financial Statements.

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

Risks Relating to the Regulation of Our Industry

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

Banking institutions are required to hold more capital as a percentage of assets than most industries.  Holding high amounts of capital compresses our earnings and constrains growth.  In addition, the failure to meet applicable regulatory capital requirements could result in one or more of our regulators placing limitations or conditions on our activities, including our growth initiatives, or restricting the commencement of new activities, and could affect client and investor confidence, our costs of funds and FDIC insurance costs and our ability to make acquisitions and result in a material adverse effect on our business, financial condition, results of operations and growth prospects.

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

We intend to complement and expand our business by pursuing strategic acquisitions of financial institutions and other complementary businesses.  Generally, we must receive state and federal regulatory approval before we can acquire an FDIC-insured depository institution or related business.  In determining whether to approve a proposed acquisition, federal banking regulators will consider, among other factors, the effect of the acquisition on competition, our financial condition, our future prospects and the impact of the proposal on U.S. financial stability.  The regulators also review current and projected capital ratios and levels, the competence, experience and integrity of management and its record of compliance with laws and regulations, the convenience and needs of the communities to be served (including the acquiring institution’s record of compliance under the CRA) and the effectiveness of the acquiring institution in combating money laundering activities.  Such regulatory approvals may not be granted on terms that are acceptable to us, or at all.  We may also be required to sell branches as a condition to receiving regulatory approval, which may not be acceptable to us or, if acceptable to us, may reduce the benefit of any acquisition.

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

Such a capital injection may be required at a time when our resources are limited, and we may be required to borrow the funds to make the required capital injection.  In the event of a bank holding company’s bankruptcy, the bankruptcy trustee will assume any commitment by the holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank.  Moreover, bankruptcy law provides that claims based on any such commitment will be entitled to a priority of payment over the claims of the holding company’s general unsecured creditors, including the holders of any note obligations.

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

Risks Relating to the Company’s Common Stock

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses that are not incurred by private companies, particularly now that we are no longer an emerging growth company.  We are subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB and the NASDAQ Stock Market LLC, each of which imposes additional reporting and other obligations on public companies.  As a public company, we are required to:

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

The trading market for our Class A common stock may depend in part on the research and reports that securities analysts publish about us and our business.  We do not have any control over these securities analysts, and they may not cover our Class A common stock.  If securities analysts do not cover our Class A common stock, the lack of research coverage may adversely affect our market price.  If we are covered by securities analysts and our Class A common stock is the subject of an unfavorable report, the price of our Class A common stock may decline.  If one or more of these analysts cease to cover us or fail to publish regular reports on us, we could lose visibility in the financial markets, which could cause the price or trading volume of our Class A common stock to decline.

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

We have the ability to incur debt and pledge our assets, including our stock in Equity Bank, to secure that debt, and holders of any such debt obligations will generally have priority over holders of our Class A common stock with respect to certain payment obligations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  Ensuring that we have adequate disclosure controls and procedures in place, including internal control over financial reporting, so that we can produce accurate financial statements on a timely basis is costly and time-consuming and needs to be reevaluated frequently.  As a public company, we are required to comply with the Sarbanes-Oxley Act and other rules that govern public companies. Our management is required to certify our compliance with Section 404 of the Sarbanes-Oxley Act and to make annual assessments of the effectiveness of our internal control over financial reporting. In addition, our independent registered public accounting firm is required to report on the effectiveness of our internal control over financial reporting.

Our management may conclude that our internal control over financial reporting is not effective due to our failure to cure any identified material weakness or otherwise.  Moreover, even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may not conclude that our internal control over financial reporting is effective.  In the future, our independent registered public accounting firm may not be satisfied with our internal control over financial reporting or the level at which our controls are documented, designed, operated or reviewed, or it may interpret the relevant requirements differently from us.  In addition, during the course of the evaluation, documentation and testing of our internal control over financial reporting, we may identify deficiencies in our internal control over financial reporting or disclosure controls.  Any such deficiencies may also subject us to adverse regulatory consequences.  If we fail to achieve and maintain the adequacy of our internal control over financial reporting or disclosure controls, as these standards are modified, supplemented or amended from time to time, we may be unable to report our financial information on a timely basis, we may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting or disclosure controls and we may suffer adverse regulatory consequences or violations of listing standards.  There could also be a negative reaction in the financial markets due to a loss of investor confidence in the reliability of our financial statements.

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

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 9, 2021.  Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock.  Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

General Risks

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

We have pledged all of the stock of Equity Bank as collateral for a loan, and if the lender forecloses, you could lose your investment.

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had no balance as of December 31, 2020.  This loan has a maximum lending commitment of $40.0 million.  If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset.  In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

We have outstanding subordinated debt obligations, and if the Company defaults on those obligations, the debt holders could lose their investment.

In the event of default, the Company’s senior debt holders will be entitled to receive payment in full prior to payment of subordinated debt holders.  If the company’s distributable assets in the event of default can only repay the senior debt holders the subordinated debt holders could lose their investment.

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207.  Including our principal executive offices, as of December 31, 2020, we operated a total of 51 branches, consisting of four branches in the Wichita, Kansas metropolitan area, seven branches in the Kansas City metropolitan area, three branches in Topeka, Kansas, eight branches in Western Missouri, seven branches in Western Kansas, four branches in Southeast Kansas, five branches in Southwest Kansas, five branches in Northern Arkansas, one branch in the Tulsa, Oklahoma metropolitan area, five branches in Northern Oklahoma and two branches in Western Oklahoma.  Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities.  We believe all of our facilities are suitable for our operational needs.  The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2020.

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Other Wichita Area Branches:
345 North Andover Road Andover, Kansas 67002	Owned
1555 North Webb Road Wichita, Kansas 67206	Owned
10222 West Central Wichita, Kansas 67212	Owned

Kansas City Branches:
6200 Northwest 63rd Terrace Kansas City, Missouri 64151	Owned
8880 West 151st Street Overland Park, Kansas 66221	Owned
7035 College Boulevard Overland Park, Kansas 66207	Owned
909 Northeast Rice Road Lee’s Summit, Missouri 64086	Owned
301 Southeast Main Street Lee’s Summit, Missouri 64063	Owned
1251 Southwest Oldham Parkway Lee’s Summit, Missouri 64081	Owned
651 Northeast Coronado Drive Blue Springs, Missouri 64014	Owned

Tulsa Branches:
9292 South Delaware Ave Tulsa, Oklahoma 74137	Owned

Western Missouri Branches:
1919 Highway 13 Higginsville, Missouri 64037	Owned
300 South Miller Street Sweet Springs, Missouri 65351	Owned

Address	Owned/Leased
612 North Maguire Warrensburg, Missouri 64093	Owned
200 North State Street Knob Noster, Missouri 65336	Owned
920 Thompson Boulevard Sedalia, Missouri 65301	Owned
504 West Benton Street Windsor, Missouri 65360	Owned
615 East Ohio Street Clinton, Missouri 64735	Owned
100 East Main Street Warsaw, Missouri 65355	Owned

Topeka Branches:
701 South Kansas Avenue Topeka, Kansas 66603	Owned
507 West 8th Street Topeka, Kansas 66603	Owned
3825 Southwest 29th Street Topeka, Kansas 66614	Owned

Western Kansas Branches:
2428 Vine Street Hays, Kansas 67601	Owned
916 Washington Street Ellis, Kansas 67637	Owned
745 Main Street Hoxie, Kansas 67740	Owned
300 Highway 212 Quinter, Kansas 67752	Owned
106 South Adams Street Grinnell, Kansas 67738	Owned
302 East Holme Norton, Kansas 67654	Owned
500 Main Street Almena, Kansas 67622	Owned

Southeast Kansas Branches:
902 McArthur Rd Coffeyville, Kansas 67337	Owned
112 East Myrtle Street Independence, Kansas 67301	Owned
801 Main Neodesha, Kansas 66757	Owned

Address	Owned/Leased
102 North Broadway Street Pittsburg, Kansas 66762	Owned

Southwest Kansas Branches:
502 South Jackson Street Hugoton, Kansas 67951	Owned
1700 North Lincoln Avenue Liberal, Kansas 67901	Owned
23 West 4th Street Liberal, Kansas 67901	Owned
930 South Kansas Avenue Liberal, Kansas 67901	Owned
250 East Tucker Road Liberal, Kansas 67901	Leased

Northern Arkansas Branches:
200 East Ridge Avenue Harrison, Arkansas 72601	Owned
1304 Highway 62/65 North(1) Harrison, Arkansas 72601	Leased
911 West Trimble Avenue Berryville, Arkansas 72616	Owned
107 West Van Buren Eureka Springs, Arkansas 72632	Leased
198 Slack Street Pea Ridge, Arkansas 72751	Owned

Northern Oklahoma Branches:
222 East Grand Avenue Ponca City, Oklahoma 74601	Leased
802 East Prospect Avenue Ponca City, Oklahoma 74601	Owned
1417 East Hartford Avenue Ponca City, Oklahoma 74604	Leased
102 South Main Street Newkirk, Oklahoma 74647	Owned
110 East 1st Street Cordell, Oklahoma 73632	Owned

Western Oklahoma Branches:
601 North Main Street Guymon, Oklahoma 73942	Owned
2602 North Highway 64 Guymon, Oklahoma 73942	Leased

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Markets under the symbol “EQBK”.  At February 28, 2021, there were 14,448,847 shares of our Class A common stock, outstanding and 237 stockholders of record for the Company’s Class A common stock.  At February 28, 2021, no shares of our Class B common stock were outstanding.

Dividend Policy

We have not historically declared or paid cash dividends on our common stock.  Instead, we anticipate that all of our future earnings will be retained to support our operations and to finance the growth and development of our business.  Any future determination to pay dividends on our common stock will be made by our board of directors and will depend on a number of factors, including:

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

Since we are a bank holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from Equity Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies.  The present and future dividend policy of Equity Bank is subject to the discretion of its board of directors.  Equity Bank is not obligated to pay dividends.  At December 31, 2020, Equity Bank has a negative retained earnings balance, primarily due to a goodwill impairment charge recorded during 2020, which would require Equity Bank to obtain regulatory approval to pay a dividend up to the bank holding company.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2020.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders - stock options	601,333	$25.61	*
Equity compensation plans approved by security holders - restricted stock units	261,078	—	*
Total Equity compensation plans available under the Amended and Restated 2013 Stock Incentive Plan	862,411		497,501
Equity compensation plans approved by security holders - employee stock purchase plan	—	—	446,186
Total Equity compensation plans approved by security holders	862,411		943,687
Equity compensation plans not approved by security holders(1)	150,000	12.00	—
Total	1,012,411	$22.89	943,687

*	All securities remaining available for future issuance were available under our Amended and Restated 2013 Stock Incentive Plan as of December 31, 2020.
(1)

Includes 150,000 options to purchase common stock outstanding under our 2006 Non-Qualified Stock Option Plan.  No securities remained available for future issuance under our 2006 Non-Qualified Stock Option Plan.

Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading November 11, 2015 to December 31, 2020, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period.  The performance graph assumes $100 is invested on November 11, 2015, in the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Bank Index.  Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

Repurchase of Common Stock

On October 22, 2020, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization of its repurchase of up to an additional 800,000 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, from time to time, beginning October 30, 2020, and concluding October 29, 2021.

The following table presents shares that were repurchased under this program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1, 2020 through October 31, 2020	—	$—	—	800,000
November 1, 2020 through November 30, 2020	131,786	20.26	131,786	668,214
December 1, 2020 through December 31, 2020	181,445	21.23	181,445	486,769
Total	313,231	$20.82	313,231	486,769

Item 6: Selected Financial Data

The following table sets forth selected historical consolidated financial and other data as of and for the years ended December 31, 2020, 2019, 2018, 2017 and 2016.  Our historical results are not necessarily indicative of any future period.  The performance and certain capital ratios are unaudited and derived from our audited and unaudited financial statements as of and for the periods presented.  Average balances have been calculated using daily averages, unless otherwise denoted.

You should read the selected consolidated financial data set forth below in conjunction with “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts) is listed below.

	Years Ended December 31,
	2020	2019	2018	2017	2016
Statement of Income Data
Interest and dividend income	$155,561	$175,499	$161,556	$102,693	$61,799
Interest expense	22,909	49,641	36,758	16,691	9,202
Net interest income	132,652	125,858	124,798	86,002	52,597
Provision for loan losses	24,255	18,354	3,961	2,953	2,119
Net gain on acquisition	2,145	—	—	—	—
Net gain (loss) from securities transactions	11	14	(9)	271	479
Other non-interest income	23,867	24,974	19,734	15,169	9,987
Merger expense	299	915	7,462	5,352	5,294
Goodwill impairment	104,831	—	—	—	—
Loss on extinguishment of debt	—	—	—	—	58
Other non-interest expense	103,860	98,720	86,925	62,111	41,723
Income (loss) before income taxes	(74,570)	32,857	46,175	31,026	13,869
Provision for income taxes	400	7,278	10,350	10,377	4,495
Net income (loss)	(74,970)	25,579	35,825	20,649	9,374
Dividends and discount accretion on preferred stock	—	—	—	—	(1)
Net income (loss) allocable to common stockholders	(74,970)	25,579	35,825	20,649	9,373
Basic earnings (loss) per share	(4.97)	1.64	2.33	1.66	1.09
Diluted earnings (loss) per share	(4.97)	1.61	2.28	1.62	1.07
Balance Sheet Data (at period end)
Cash and cash equivalents	$280,698	$89,291	$192,818	$52,195	$35,095
Securities available-for-sale	871,827	142,067	168,875	162,272	95,732
Securities held-to-maturity	—	769,059	748,356	535,462	465,709
Loans held for sale	12,394	5,933	2,972	2,353	4,830
Gross loans held for investment	2,591,696	2,556,652	2,575,408	2,117,270	1,383,605
Allowance for loan losses	33,709	12,232	11,454	8,498	6,432
Loans held for investment, net of allowance for loan losses	2,557,987	2,544,420	2,563,954	2,108,772	1,377,173
Goodwill and core deposit intangibles, net	47,658	156,339	153,437	115,645	63,589
Mortgage servicing asset, net	—	5	11	17	23
Naming rights, net	1,130	1,174	1,217	1,260	—
Total assets	4,013,356	3,949,578	4,061,716	3,170,509	2,192,192
Total deposits	3,447,590	3,063,516	3,123,447	2,382,013	1,630,451
Borrowings	133,857	383,632	464,676	401,652	293,909
Total liabilities	3,605,707	3,471,518	3,605,775	2,796,365	1,934,228
Total stockholders’ equity	407,649	478,060	455,941	374,144	257,964
Tangible common equity*	358,861	320,542	301,276	257,222	194,352
Performance ratios
Return on average assets (ROAA)	(1.87%)	0.64%	1.00%	0.84%	0.55%
Return on average equity (ROAE)	(16.14%)	5.52%	8.52%	7.03%	5.55%
Return on average tangible common equity (ROATCE)*	(21.51%)	9.22%	13.43%	9.81%	6.75%
Yield on loans	5.00%	5.73%	5.74%	5.43%	4.98%
Cost of interest-bearing deposits	0.66%	1.53%	1.15%	0.79%	0.65%
Net interest margin	3.63%	3.48%	3.81%	3.83%	3.30%
Efficiency ratio*	66.36%	65.45%	60.14%	61.39%	66.67%
Non-interest income / average assets	0.65%	0.63%	0.55%	0.63%	0.61%
Non-interest expense / average assets	5.23%	2.50%	2.62%	2.74%	2.74%
Capital Ratios
Tier 1 Leverage Ratio	9.30%	9.02%	8.60%	10.33%	11.81%
Common Equity Tier 1 Capital Ratio	12.82%	11.63%	10.95%	11.53%	13.38%
Tier 1 Risk Based Capital Ratio	13.37%	12.15%	11.45%	12.14%	14.28%
Total Risk Based Capital Ratio	17.35%	12.59%	11.86%	12.51%	14.71%
Equity / Assets	10.16%	12.10%	11.23%	11.80%	11.77%
Book value per share	$28.04	$30.95	$28.87	$25.62	$22.09
Tangible book value per share*	$24.68	$20.75	$19.08	$17.61	$16.64
Tangible common equity to tangible assets*	9.05%	8.45%	7.71%	8.42%	9.13%

Indicates non-GAAP financial measure. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for reconciliation to the most directly comparable GAAP measure.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 51 full-service branches located in Arkansas, Kansas, Missouri and Oklahoma.  As of December 31, 2020, we had, on a consolidated basis, total assets of $4.01 billion, total deposits of $3.45 billion, total loans held for investment, net of allowances, of $2.56 billion and total stockholders’ equity of $407.6 million.  Primarily due to a goodwill impairment charge of $104.8 million during the third quarter of 2020, net loss for the year ended December 31, 2020, was $75.0 million compared to net income of $25.6 million for the prior year ended December 31, 2019.

History and Background

From 2003 through 2020, we completed a series of eighteen acquisitions and two charter consolidations.  We seek to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations.  In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire.  Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically.  In addition, we concentrate on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships.  We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross selling our depository products to our loan customers.

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

Highlights for the Year Ended December 31, 2020

•

Net interest income of $132.7 million for the year ended December 31, 2020, compared to net interest income of $125.9 million for the year ended December 31, 2019, an increase of $6.8 million, or 5.4%.

•	Total loans held for investment of $2.59 billion at December 31, 2020, compared to $2.56 billion at December 31, 2019, an increase of $35.0 million, or 1.4%.
•	Total deposits of $3.45 billion at December 31, 2020, compared to $3.06 billion at December 31, 2019, an increase of $384.1 million, or 12.5%.
•	Total assets of $4.01 billion at December 31, 2020, compared to $3.95 billion at December 31, 2019, an increase of $63.8 million, or 1.6%.
•	Tangible book value per common share of $24.68 at December 31, 2020, compared to $20.75 at December 31, 2019, an increase of $3.93, or 18.9%.

We completed our purchase of assets and assumption of deposits of Almena State Bank (“Almena”), facilitated by the FDIC, consisting of one branch location in Norton, Kansas, and one branch location in Almena, Kansas, on October 23, 2020.  At closing, this transaction included total assets of $66.9 million, net loans of $31.4 million and total deposits of $62.5 million.

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale.  While some industries have been impacted more severely than others, all businesses have been impacted to some degree.  This disruption has resulted in the shuttering of businesses across the country, significant job loss and aggressive measures by federal, state and local government.

Congress, the President and the Federal Reserve have taken several actions designed to cushion the economic fallout.  Most notably, the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) was signed into law on March 27, 2020, as a $2 trillion legislative package.  The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors.  The package also included extensive emergency funding for hospitals and medical providers.  In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have had or are expected to have a material impact on the Company’s operations.  As a result of the COVID-19 pandemic and the related adverse local and national economic consequences, the Company is subject to many risks, including but not limited to:

•

credit losses resulting from financial stress being experienced by the Company’s borrowers as a result of the pandemic and related governmental actions (including risks related to the Paycheck Protection Program or PPP, under the CARES Act and related credit risks resulting from PPP lending due to forbearance or failure of customers to qualify for loan forgiveness);

•	collateral for loans, such as real estate, may continue to decline in value, which could cause credit losses to increase;
•	increased demands on capital and liquidity;
•

the risk that the Company’s net interest income, lending activities, deposits, swap activities, and profitability may be negatively affected by volatility of interest rates caused by uncertainties stemming from the pandemic; and

•	cybersecurity and information security risks as the result of an increase in the number of employees working remotely.

Financial Position and Results of Operations:  COVID-19 has had a material impact on the Company’s allowance for loan losses.  While to date there have been no significant charge-offs related to COVID-19, the allowance for loan losses calculation and resulting provision for loan losses have been significantly impacted by changes in economic conditions.  Given that economic scenarios have become less certain since the pandemic was declared in early March, management believes the need for additional allowance for loan losses has increased significantly.  For additional information see “NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Notes to Consolidated Financial Statements.  Should economic conditions worsen, the Company could experience further increases in the required allowance for loan losses and record additional provision for loan losses expense.  The execution of the payment deferral program discussed in the following commentary improved the ratio of past due loans to total loans.  It is possible that asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

The Company’s interest and fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest and fees.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact may affect borrowers’ ability to repay in future periods.

Capital and Liquidity:  As of December 31, 2020, all the Company’s capital ratios and Equity Bank’s capital ratios were in excess of all regulatory requirements.  While currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact reported and regulatory capital ratios by further credit losses.  The Company relies on cash on hand as well as dividends from Equity Bank to service our debt.  If Equity Bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period, the Company may not be able service its debt.

The Company maintains access to multiple sources of liquidity.  Wholesale funding markets have remained open to the Company, but rates for short term funding may be volatile.  If funding costs are elevated for an extended period, it could have an adverse effect on net interest margin.  If an extended recession caused large numbers of deposit customers to withdraw their funds, the Company might become more reliant on volatile or more expensive sources of funding.

Our Processes, Controls and Business Continuity Plan:  In early March 2020, management successfully deployed a modified working strategy, including emphasis on social distancing and remote work as necessary to emphasize the safety of the Company’s teams and continuity of business processes.  The Company and its leaders provided timely communications to team members and customers, implemented protocols for team member safety and initiated strategies for monitoring and responding to local COVID-19 impacts – including customer relief efforts.  The Company’s preparedness efforts, coupled with quick and decisive plan implementation, resulted in minimal impacts to operations as a result of COVID-19.  Prior technology planning resulted in the successful deployment of a portion of the operational team to a remote environment, while the remainder of the team continued to work on location in a workspace emphasizing social distancing.  To achieve implementation of the working strategy, during the first quarter of 2020, the Company incurred a minimal amount of technology spending to provide additional laptops to team members who required them to work remotely.  Since early May 2020, all the Company’s bank locations have been open to customers with social distancing measures in place.  The Company continues to serve customers curbside and drive-through but offers full lobby access during normal hours.  No material operational or internal control challenges or risks have been identified to date.  The Company continues to anticipate and respond to any future COVID-19 interruptions or developments.  As of December 31, 2020, the Company does not anticipate significant challenges to our ability to maintain systems and controls considering the measures we have taken to prevent the spread of COVID-19.  The Company does not currently face any material resource constraint through the implementation of the business continuity plans.

Lending Operations and Accommodations to Borrowers:  In keeping with regulatory guidance to work with borrowers during this unprecedented situation, the Company executed a payment deferral program for our commercial lending clients that were adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company originally deferred either the full loan payment or the principal component of the loan payment for 90 or 180 days.  Loans originally deferred for 90 days may, dependent on specific qualifications, be approved for an additional 90-day deferral.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not automatically considered troubled debt restructurings, are not reflected in past due loan balances and have not been reported as a classified loan solely due to a deferral.  Subsequent loan deferrals were assessed for troubled debt restructuring classification in accordance with section 4013 of the CARES Act, or in accordance with interagency guidance, and if certain criteria were met the deferred loan was not classified as a troubled debt restructuring.  The Company has made subsequent loan deferrals that have qualified under section 4013 of the CARES Act and these deferred loans were not classified as troubled debt restructurings.  Deferred loans are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if noted repayment weaknesses exist.  As of December 31, 2020, the Company had 28 loans, totaling $60.9 million, that have been granted a payment deferral, and remain on deferral, as part of our COVID-19 response.

We have been an active participant in all phases of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), and we helped many of our customers obtain loans through the program.  PPP loans generally have a two-year term and earn interest at 1.0%.  As of December 31, 2020, the Company has 1,612 loans, with an outstanding balance of $253.7 million that were originated under this program.  It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government.  Should those circumstances change, the Company could be required to establish additional allowance for loan losses through additional provision for loan losses expense charged to earnings.

The Company also participates in the Main Street Lending Program (“MSL Program”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.  There was a total of $14.1 million outstanding under the MSL Program for the period ended December 31, 2020.

Credit:  While all industries have and will continue to experience adverse impacts as a result of COVID-19, the Company had exposures (on balance sheet loans and commitments to lend) in the following loan categories that are considered to be most at-risk of a significant impact as of December 31, 2020.

Hospitality Lending – The Company’s exposure to the hospitality sector at December 31, 2020, approximated $264.9 million, or 11.3%, of total loans excluding PPP loans.  As of December 31, 2020, $14.1 million of these loans were actively participating in a deferral program.

The top 20 loans within our hospitality portfolio comprise $216.6 million, or 81.8%, of the total exposure.  These loans are geographically diversified and well secured.  The borrowers are well known to the Company and experienced hoteliers who have evidenced efforts to enhance profitability in the current economic environment by driving down costs and creatively occupying their properties, including arrangements with medical professionals and others on the front line of this pandemic.  Historically, the portfolio has exhibited strong operational cash flows.  The remainder of the portfolio is comprised of many smaller balance loans.

Aircraft Manufacturing – The Company’s exposure to the aircraft manufacturing category at December 31, 2020, approximated $41.7 million, or 1.8%, of total loans excluding PPP loans.  As of December 31, 2020, none of these loans were actively participating in a deferral program.  The portfolio is comprised of experienced industry operators who have historically performed without exception.

The Company has worked with customers directly affected by COVID-19 and is prepared to offer short-term assistance in accordance with regulatory guidelines.  As a result of the current economic environment caused by the COVID-19 pandemic, the Company is engaging in frequent communication with borrowers to better understand their situation and the challenges faced, allowing us to respond proactively as needs and issues arise.

While management is optimistic about the performance of the above addressed portions of the portfolio as a whole, the Company acknowledges the risks associated with the current economic conditions and related unknowns.  These risks are believed to have been addressed and reserved for through our allowance for loan losses and associated provision for loan losses as of and for the period ended December 31, 2020.

Retail Operations:  The Company is committed to assisting our customers and communities in this time of need.  The Company is serving customers curbside and drive-through but offers full lobby access during normal hours.  Temporary changes have been introduced to help with the financial hardship caused by COVID-19 for both our customers and non-customers.

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

Troubled Debt Restructurings:  In cases where a borrower experiences financial difficulty and we make certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan and classified as impaired.  Generally, a nonaccrual loan that is a troubled debt restructuring (“TDR”) remains on nonaccrual until such time that repayment of the remaining principal and interest is not in doubt, and the borrower has a period of satisfactory repayment performance.

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

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the sale of the collateral.  TDR’s are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a TDR is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For TDR’s that subsequently default, we determine the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

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

Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified.  Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.  We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life.  At September 30, 2020, the Company determined that goodwill was impaired and subsequently booked a $104.8 million non-cash impairment charge.  For additional information see “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” and “NOTE 7 – GOODWILL AND CORE DEPOSIT INTANGIBLES” in the Notes to Consolidated Financial Statements.

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

For information comparing our results of operations for the year ended December 31, 2019, to year ended December 31, 2018, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 10, 2020.

Net Income

Year ended December 31, 2020, compared with year ended December 31, 2019

For the year ended December 31, 2020, there was a net loss and net loss allocable to common stockholders of $75.0 million, compared to net income and net income allocable to common stockholders of $25.6 million for the year ended December 31, 2019, a decrease of $100.5 million.  During the year ended December 31, 2020, an increase in non-interest expense of $109.4 million, primarily due to a $104.8 million charge to goodwill impairment, and an increase in provision for loan losses of $5.9 million were partially offset by a decrease in provision for income taxes of $6.9 million and increases in net interest income of $6.8 million and non-interest income of $1.0 million when compared to the year ended December 31, 2019.  The changes in the components of net income are discussed in more detail below in the following sections of “Results of Operations.”

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

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2020, 2019 and 2018.  The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2020			December 31, 2019			December 31, 2018
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets
Loans(1)
Commercial and industrial	$763,971	$35,601	4.66%	$567,215	$34,225	6.03%	$537,772	$31,397	5.84%
Commercial real estate	952,082	50,667	5.32%	1,012,146	57,316	5.66%	921,684	50,957	5.53%
Real estate construction	238,015	10,947	4.60%	212,658	13,776	6.48%	238,271	14,752	6.19%
Residential real estate	449,789	19,894	4.42%	519,119	24,338	4.69%	419,698	21,442	5.11%
Agricultural real estate	133,813	8,008	5.98%	140,365	8,496	6.05%	117,872	7,420	6.29%
Consumer	70,064	4,603	6.57%	70,390	5,563	7.90%	56,733	4,754	8.38%
Agricultural	88,206	4,944	5.61%	85,747	5,584	6.51%	96,479	6,326	6.56%
Total loans	2,695,940	134,664	5.00%	2,607,640	149,298	5.73%	2,388,509	137,048	5.74%
Taxable securities	727,451	15,521	2.13%	777,802	19,339	2.49%	671,817	17,943	2.67%
Nontaxable securities	122,783	3,682	3.00%	142,816	4,180	2.93%	134,038	4,089	3.05%
Federal funds sold and other	112,053	1,694	1.51%	83,887	2,682	3.20%	77,681	2,476	3.19%
Total interest-earning assets	3,658,227	155,561	4.25%	3,612,145	175,499	4.86%	3,272,045	161,556	4.94%
Non-interest-earning assets
Other real estate owned, net	7,578			6,291			7,071
Premises and equipment, net	86,487			83,495			72,390
Bank-owned life insurance	75,998			74,025			71,041
Goodwill and other intangibles, net	130,329			158,410			139,131
Other non-interest-earning assets	41,089			44,704			37,235
Total assets	$3,999,708			$3,979,070			$3,598,913
Interest-bearing liabilities
Interest-bearing demand deposits	$805,651	3,157	0.39%	$683,180	8,101	1.19%	$602,506	5,176	0.86%
Savings and money market	989,457	2,736	0.28%	1,016,772	12,907	1.27%	798,820	7,507	0.94%
Savings, NOW and money market	1,795,108	5,893	0.33%	1,699,952	21,008	1.24%	1,401,326	12,683	0.91%
Certificates of deposit	704,921	10,689	1.52%	967,803	19,906	2.06%	836,298	13,004	1.55%
Total interest-bearing deposits	2,500,029	16,582	0.66%	2,667,755	40,914	1.53%	2,237,624	25,687	1.15%
FHLB term and line of credit advances	213,155	2,292	1.08%	277,327	6,667	2.40%	430,490	9,039	2.10%
Federal Reserve Bank discount window	2,462	6	0.24%	—	—	—%	—	—	—%
Bank stock loan	12,061	415	3.44%	12,327	654	5.31%	14,241	731	5.13%
Subordinated borrowings	49,500	3,509	7.09%	14,403	1,251	8.69%	14,107	1,187	8.41%
Other borrowings	45,041	105	0.23%	42,540	155	0.36%	43,714	114	0.26%
Total interest-bearing liabilities	2,822,248	22,909	0.81%	3,014,352	49,641	1.65%	2,740,176	36,758	1.34%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	678,713			478,638			426,410
Non-interest-bearing liabilities	34,139			22,635			11,874
Stockholders’ equity	464,608			463,445			420,453
Total liabilities and stockholders’ equity	$3,999,708			$3,979,070			$3,598,913
Net interest income		$132,652			$125,858			$124,798
Interest rate spread			3.44%			3.21%			3.60%
Net interest margin(2)			3.63%			3.48%			3.81%
Total cost of deposits, including non-interest bearing deposits	$3,178,742	$16,582	0.52%	$3,146,393	$40,914	1.30%	$2,664,034	$25,687	0.96%
Average interest-earning assets to interest-bearing liabilities			129.62%			119.83%			119.41%

(1)Average loan balances include nonaccrual loans, hedge fair value adjustments and merger fair value adjustments.

(2)Net interest margin is calculated by dividing net interest income by average interest-earning assets for the period.

(3)Tax exempt income is not included in the above table on a tax equivalent basis.

(4)Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2020, as compared to the year ended December 31, 2019, and the year ended December 31, 2019, as compared to the year ended December 31, 2018.

Analysis of Changes in Net Interest Income

	2020 vs. 2019			2019 vs. 2018
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets
Loans
Commercial and industrial	$10,240	$(8,864)	$1,376	$1,755	$1,073	$2,828
Commercial real estate	(3,300)	(3,349)	(6,649)	5,099	1,260	6,359
Real estate construction	1,504	(4,333)	(2,829)	(1,637)	661	(976)
Residential real estate	(3,121)	(1,323)	(4,444)	4,769	(1,873)	2,896
Agricultural real estate	(393)	(95)	(488)	1,371	(295)	1,076
Consumer	(26)	(934)	(960)	1,092	(283)	809
Agricultural	156	(796)	(640)	(699)	(43)	(742)
Total loans	5,060	(19,694)	(14,634)	11,750	500	12,250
Taxable securities	(1,196)	(2,622)	(3,818)	2,694	(1,298)	1,396
Nontaxable securities	(599)	101	(498)	261	(170)	91
Federal funds sold and other	716	(1,704)	(988)	198	8	206
Total interest-earning assets	$3,981	$(23,919)	$(19,938)	$14,903	$(960)	13,943
Interest-bearing liabilities
Savings, NOW and money market	$909	$(16,024)	$(15,115)	$3,125	$5,200	$8,325
Certificates of deposit	(4,685)	(4,532)	(9,217)	2,261	4,641	6,902
Total interest-bearing deposits	(3,776)	(20,556)	(24,332)	5,386	9,841	15,227
FHLB term and line of credit advances	(1,291)	(3,084)	(4,375)	(3,548)	1,176	(2,372)
Federal Reserve Bank discount window	6	—	6	—	—	—
Bank stock loan	(14)	(225)	(239)	(101)	24	(77)
Subordinated borrowings	2,527	(269)	2,258	25	39	64
Other borrowings	9	(59)	(50)	(4)	45	41
Total interest-bearing liabilities	(2,539)	(24,193)	(26,732)	1,758	11,125	12,883
Net Interest Income	$6,520	$274	$6,794	$13,145	$(12,085)	$1,060

(1)The effect of changes in volume is determined by multiplying the change in volume by the previous year’s average rate.  Similarly, the effect of rate changes is calculated by multiplying the change in average rate by the prior year’s volume.  The changes attributable to both volume and rate, which cannot be segregated, have been allocated to the volume variance and the rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Year ended December 31, 2020, compared with year ended December 31, 2019

The increase in net interest income before the provision for loan losses is primarily due to the increase in the volume of interest-earnings assets, partially offset by a 61 basis point decrease in yields on interest-earning assets.  This decrease in yield is largely due to the 1.00% PPP loans, administered by the SBA, in our portfolio during 2020.  The increase in average volume of interest-earning assets was primarily due to increases in loans.  The decrease in interest expense was due to an 84 basis point decrease in the average rates of interest-bearing liabilities and an overall decrease in volume of interest-bearing liabilities.

The increase in loan interest income was driven by the $88.3 million increase in average loan volume.  The impact to net interest income from loan fees for the year ended December 31, 2020, was $10.4 million compared to $4.7 million for the year ended December 31, 2019.

Average balances of borrowings from the FHLB decreased by $64.2 million from an average balance of $277.3 million for the year ended December 31, 2019, to an average balance of $213.2 million for the year ended December 31, 2020, coupled with a 132 basis point decrease in average borrowing cost resulted in a decrease in interest expense of $4.4 million.  Interest expense on the bank stock loan for the year ended December 31, 2020, was $415 thousand compared to $654 thousand for the year ended December 31, 2019.  Total cost of interest-bearing liabilities decreased 84 basis points to 0.81% for the year ended December 31, 2020, from 1.65% for the year ended December 31, 2019.

The increase in net interest margin is largely due to the cost of interest-bearing liabilities decreasing at a faster rate than interest-earning assets.  The decrease in cost of funds is primarily from the overall decrease in rates on interest-bearing liabilities, partially due to an increase in non-interest-bearing checking accounts and, to a lesser degree, the decrease in volume of borrowings.

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

Year ended December 31, 2020, compared with year ended December 31, 2019

The provision for loan losses for the period ended December 31, 2020, was $24.3 million compared to $18.4 million for the period ended December 31, 2019.  The provision was increased significantly during the period ended December 31, 2020, largely as the result of increases in qualitative loss factors brought on by the projected economic impact of COVID-19.  As part of the process to adjust qualitative factors in response to COVID-19, we considered the loss rates we experienced during the last economic downturn, the level of loan deferrals in the loan portfolio and industries we considered at risk to determine the necessary level of probable incurred loss.  The loss rate adjustments from the last economic downturn were allocated across all loan segments as projecting losses to any one loan segment would be difficult given the unique nature of the pandemic and the pandemic was expected to impact all loan segments.

Included in the period ended December 31, 2019, was a first quarter $14.5 million provision against one credit relationship believed to be an isolated incident unique within our portfolio.  We charged-off a net of $15.2 million on this credit relationship during the year ended December 31, 2019.  For additional detail see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Loan Losses.” Net charge-offs for the year ended December 31, 2020, were $2.8 million as compared to net charge-offs of $17.6 million for the year ended December 31, 2019.  For the year ended December 31, 2020, gross charge-offs were $3.3 million offset by gross recoveries of $544 thousand.  In comparison, gross charge-offs were $18.7 million for the year ended December 31, 2019, offset by gross recoveries of $1.1 million.

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

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2020, 2019 and 2018.

Non-Interest Income

For the Years Ended December 31,

				2020 vs. 2019		2019 vs. 2018
(Dollars in thousands)	2020	2019	2018	Change	%	Change	%
Service charges and fees	$6,856	$8,672	$7,250	$(1,816)	(20.9)%	$1,422	19.6%
Debit card income	9,136	8,230	6,178	906	11.0%	2,052	33.2%
Mortgage banking	3,153	2,468	1,298	685	27.8%	1,170	90.1%
Increase in value of bank-owned life insurance	1,941	1,998	2,199	(57)	(2.9)%	(201)	(9.1)%
Other
Investment referral income	567	590	395	(23)	(3.9)%	195	49.4%
Trust income	433	243	81	190	78.2%	162	200.0%
Insurance sales commissions	275	177	245	98	55.4%	(68)	(27.8)%
Recovery on zero-basis purchased loans	134	143	420	(9)	(6.3)%	(277)	(66.0)%
Income from equity method investments	(210)	26	7	(236)	(907.7)%	19	271.4%
Other non-interest income	1,582	2,427	1,661	(845)	(34.8)%	766	46.1%
Total other	2,781	3,606	2,809	(825)	(22.9)%	797	28.4%
Sub-Total	23,867	24,974	19,734	(1,107)	(4.4)%	5,240	26.6%
Gain on acquisition	2,145	—	—	2,145	100.0%	—	—%
Net gain (loss) from securities transactions	11	14	(9)	(3)	(21.4)%	23	(255.6)%
Total non-interest income	$26,023	$24,988	$19,725	$1,035	4.1%	$5,263	26.7%

Year ended December 31, 2020, compared with year ended December 31, 2019

The increase in non-interest income was primarily due to gain on acquisition and increases in debit card income, mortgage banking fees, trust income and insurance sales commissions, partially offset by decreases in service charges and fees, other non-interest income, income from equity method investments and increase in the value of bank-owned life insurance.  During the year ended December 31, 2020, there was $2.1 million in gain on acquisition related to the Almena acquisition.  Debit card income was $9.1 million for the year ended December 31, 2020, an increase of $906 thousand, or 11.0%, from $8.2 million for the year ended December 31, 2019.  Mortgage banking increased $685 thousand, or 27.8%, from $2.5 million for the year ended December 31, 2019, to $3.2 million for the year ended December 31, 2020.  Service charges and fees decreased $1.8 million during the twelve months ended December 31, 2020, as compared to the same time period during 2019, primarily due to a decrease in non-sufficient fund charges.  In connection with acquisitions, we received the rights to certain loans that were previously charged-off by the acquired bank.  At acquisition, there was no expectation of future cash flows from these previously charged-off loans and thus they were assigned a zero basis.  Subsequent to the acquisitions, we have received cash payments on several of these loans.  No interest has been accrued as cash flow payments have not been expected prior to receipt.  Cash receipts on these zero-basis loans totaled $134 thousand and $143 thousand for the years ended December 31, 2020 and 2019.

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2020, 2019 and 2018.

Non-Interest Expense

For the Year Ended December 31,

				2020 vs. 2019		2019 vs. 2018
(Dollars in thousands)	2020	2019	2018	Change	%	Change	%
Salaries and employee benefits	$54,129	$52,122	$48,018	$2,007	3.9%	$4,104	8.5%
Net occupancy and equipment	8,784	8,674	8,126	110	1.3%	548	6.7%
Data processing	10,991	10,124	8,094	867	8.6%	2,030	25.1%
Professional fees	4,282	4,734	3,402	(452)	(9.5)%	1,332	39.2%
Advertising and business development	2,498	3,075	3,002	(577)	(18.8)%	73	2.4%
Telecommunications	1,873	2,079	1,775	(206)	(9.9)%	304	17.1%
FDIC insurance	2,088	1,228	1,536	860	70.0%	(308)	(20.1)%
Courier and postage	1,441	1,348	1,183	93	6.9%	165	13.9%
Free nationwide ATM expense	1,609	1,680	1,355	(71)	(4.2)%	325	24.0%
Amortization of core deposit intangibles	3,850	3,168	2,443	682	21.5%	725	29.7%
Loan expense	789	875	1,005	(86)	(9.8)%	(130)	(12.9)%
Other real estate owned	2,310	707	(71)	1,603	226.7%	778	(1095.8)%
Other	9,216	8,906	7,057	310	3.5%	1,849	26.2%
Sub-Total	103,860	98,720	86,925	5,140	5.2%	11,795	13.6%
Merger expenses	299	915	7,462	(616)	(67.3)%	(6,547)	(87.7)%
Goodwill impairment	104,831	—	—	104,831	100.0%	—	—%
Total non-interest expense	$208,990	$99,635	$94,387	$109,355	109.8%	$5,248	5.6%

Year ended December 31, 2020, compared with year ended December 31, 2019

This increase in non-interest expense was primarily due to a $104.8 million charge to goodwill impairment and increases in salaries and employee benefits of $2.0 million, other real estate owned of $1.6 million, data processing of $867 thousand, Federal Deposit Insurance Corporation (“FDIC”) insurance of $860 thousand, amortization of core deposit intangibles of $682 thousand, other non-interest expense of $310 thousand and net occupancy and equipment of $110 thousand, partially offset by decreases in merger expense of $616 thousand, advertising and business development of $577 thousand, professional fees of $452 thousand and telecommunications of $206 thousand.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits:  There was a $2.0 million increase in salaries for year ended December 31, 2020, as compared to year ended December 31, 2019.  This increase reflects the addition of staff related to the October 2020 Almena acquisition and the full year effect of the addition of staff related to the February 2019 MidFirst acquisition.  In addition, during the same time period, there was an increase in incentives and bonuses of $2.0 million, restricted stock unit expense of $659 thousand and retirement plan expense of $213 thousand, partially offset by the deferral of $1.2 million of loan origination costs associated with originating SBA PPP loans.  Included in salaries and employee benefits is share-based compensation expense of $3.2 million for the year ended December 31, 2020, and $2.6 million for the year ended December 31, 2019.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, net of incidental rental income of excess facilities.  The increase is partly related to the inclusion of a full year of expenses related to the MidFirst acquisition and the subsequent addition of three locations and the October 2020 Almena acquisition added two more bank locations.

Data processing:  The increase was principally due to additional debit card processing costs as usage increased, so did software license expense.

Professional fees:  The decrease of $452 thousand, or 9.5%, principally is due to a decrease in attorney fees of $527 thousand, advisor services of $452 thousand and regulatory assessments of $32 thousand, partially offset by an increase in accounting fees of $418 thousand and consulting fees of $141 thousand.

Other real estate owned:  As detailed in “NOTE 5 – OTHER REAL ESTATE OWNED” in the Notes to Consolidated Financial Statements, other real estate owned expenses, including provision for unrealized losses, were $3.3 million, partially offset by gains on the sale of other real estate of $835 thousand and gains on the sale of other assets of $201 thousand, for the year ended December 31, 2020.  For the year ended December 31, 2019, other real estate owned expenses, including provision for unrealized losses, were $904 thousand and loss on sale of other real estate owned was $10 thousand, partially offset by gains on initial evaluation of other real estate properties of $191 thousand and gains on the sale of other assets of $15 thousand.

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

Merger expenses:  Merger expenses include legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks.  Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses.  For the year ended December 31, 2020, merger expenses of $299 thousand are related to the Almena acquisition. For the year ended December 31, 2019, merger expenses of $915 thousand are related to the MidFirst acquisition.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of our performance and is not defined under GAAP.  Our efficiency ratio is computed by dividing non-interest expense, excluding goodwill impairment, merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gains on sales of and settlement of securities and gain on acquisition.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.  The ratio defined under GAAP that is most comparable to the efficiency ratio is non-interest expense to net interest income plus non-interest income which is discussed in “Results of Operations – Non-GAAP Financial Measures.”

The Company’s non-interest expense, less goodwill impairment, to net interest income plus non-interest income decreased from year ended December 31, 2019, to December 31, 2020, primarily due to net interest income plus non-interest income increasing at a higher rate than non-interest expense less goodwill impairment, as discussed in “Results of Operations – Non-GAAP Financial Measures.” The efficiency ratio increased slightly during the same time period due to non-interest expense, excluding goodwill impairment and merger expenses, increasing in a slightly higher proportional rate than net interest income and non-interest income, excluding net gains on security transactions and gain on acquisition, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Year ended December 31, 2020, compared with year ended December 31, 2019

The effective income tax rate for the year ended December 31, 2020, was (0.5)% as compared to the U.S. statutory rate of 21.0%.  The effective income tax rate for the year ended December 31, 2019, was 22.2% as compared to the U.S. statutory rate of 21.0%.  As detailed in “NOTE 15 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rates differed from the U.S. statutory rates primarily due to non-taxable income, non-deductible expenses, non-deductible goodwill and tax credits.

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

Financial Condition

Overview

Our total assets increased $63.8 million, or 1.6%, from $3.95 billion at December 31, 2019, to $4.01 billion at December 31, 2020.  The increase in total assets was primarily from increases in cash and cash equivalents of $191.4 million, partially offset by decreases in goodwill of $104.8 million and investment securities of $39.3 million.  Our total liabilities increased $134.2 million, or 3.9%, from $3.47 billion at December 31, 2019, to $3.61 billion at December 31, 2020.  The increase in total liabilities was from increases in total deposits of $384.1 million and subordinated debt of $73.1 million, somewhat offset by decreases in FHLB advances of $314.2 million and bank stock loan of $9.0 million.  Our total stockholders’ equity decreased $70.4 mill1ion, or 14.7%, from $478.1 million at December 31, 2019, to $407.6 million at December 31, 2020.

Loan Portfolio

Loans are the largest category of earning assets and typically provide higher yields than other types of earning assets.  Excluding the Almena acquisition, gross loans held for investment increased by $3.6 million, or 0.1%, compared with December 31, 2019.  Growth consisted of $142.4 million, or 24.1%, from commercial and industrial, $59.9 million, or 6.5%, from commercial real estate and $1.4 million, or 1.5%, from agricultural, offset by decreases of $121.5 million, or 24.1%, from residential real estate, $29.3 million, or 12.6%, from real estate construction, $9.8 million, or 14.4%, from consumer and $8.2 million, or 5.8%, from agricultural real estate.  We also had an increase in loans classified as held for sale of $6.5 million, or 108.9%, from December 31, 2019, to December 31, 2020.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa MSAs, as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of December 31, 2020, there was no concentration of loans to any one type of industry exceeding 10% of total loans.

At December 31, 2020, gross total loans were 75.5% of deposits and 64.9% of total assets.  At December 31, 2019, gross total loans were 83.6% of deposits and 64.9% of total assets.

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions and overall growth in our markets.  Our lending staff has been successful in building banking relationships with new customers.  Several new lenders have been hired in our markets and these employees have been successful in transitioning their former clients and attracting new clients.  Lending activities originate from the efforts of our lenders with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies located in the Wichita, Kansas City and Tulsa MSAs, as well as community markets in Arkansas, Kansas, Missouri and Oklahoma.

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2020		2019		2018		2017		2016
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$734,495	28.3%	$592,052	23.2%	$582,527	22.6%	$521,510	24.6%	$348,465	25.2%
Real estate loans:
Commercial real estate	986,288	38.1%	926,355	36.2%	1,127,646	43.8%	801,491	37.8%	478,815	34.6%
Real estate construction	202,408	7.8%	231,667	9.1%	124,346	4.8%	186,170	8.8%	114,293	8.3%
Residential real estate	381,958	14.7%	503,439	19.7%	444,540	17.3%	376,705	17.8%	338,387	24.4%
Agricultural real estate	133,693	5.2%	141,868	5.5%	139,332	5.4%	86,486	4.1%	38,331	2.8%
Total real estate loans	1,704,347	65.8%	1,803,329	70.5%	1,835,864	71.3%	1,450,852	68.5%	969,826	70.1%
Consumer	58,532	2.3%	68,378	2.7%	62,894	2.4%	49,361	2.4%	40,902	2.9%
Agricultural	94,322	3.6%	92,893	3.6%	94,123	3.7%	95,547	4.5%	24,412	1.8%
Total loans held for investment	$2,591,696	100.0%	$2,556,652	100.0%	$2,575,408	100.0%	$2,117,270	100.0%	$1,383,605	100.0%
Total loans held for sale	$12,394	100.0%	$5,933	100.0%	$2,972	100.0%	$2,353	100.0%	$4,830	100.0%
Total loans held for investment (net of allowances)	$2,557,987	100.0%	$2,544,420	100.0%	$2,563,954	100.0%	$2,108,772	100.0%	$1,377,173	100.0%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital or meet other financing needs of the business.  Of the $142.4 million in growth during 2020, $6.1 million, or 4.3%, was a result of loans acquired through the Almena acquisition.  The remainder was a combination of loan originations within our target markets and changes in the balances of revolving lines of credit, partially offset by reductions of broadly syndicated shared national credit originations and mortgage finance loan participations.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Of the $59.9 million in growth during 2020, $5.5 million, or 9.2%, was a result of loans acquired through the Almena acquisition.

Real estate construction:  Real estate construction loans include loans made for the purpose of acquisition, development, or construction of real property, both commercial and consumer.

Residential real estate:  Residential real estate loans include loans secured by primary or secondary personal residences.  The Almena acquisition added $3.3 million in residential real estate loans during the year ended December 31, 2020.  During 2020, we purchased one pool of residential real estate mortgage loans totaling $752 thousand.  Pools of mortgages are occasionally purchased to expand our loan portfolio and provide additional loan income.

Agricultural real estate, Agricultural, Consumer and other:  Agricultural real estate loans are loans related to farmland. Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  Consumer loans are generally secured by consumer assets but may be unsecured.  The Almena acquisition added $10.5 million in agricultural, $4.1 million in agricultural real estate and $1.8 million in consumer loans during the year ended December 31, 2020.  These three loan types represent 11.1% of our overall loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2020, and December 31, 2019, are summarized in the following tables.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2020
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$157,313	$487,729	$89,453	$734,495
Real Estate:
Commercial real estate	144,627	569,366	272,295	986,288
Real estate construction	75,659	76,295	50,454	202,408
Residential real estate	5,048	9,848	367,062	381,958
Agricultural real estate	50,527	56,514	26,652	133,693
Total real estate	275,861	712,023	716,463	1,704,347
Consumer	13,804	37,599	7,129	58,532
Agricultural	62,804	25,911	5,607	94,322
Total	$509,782	$1,263,262	$818,652	$2,591,696
Loans with a predetermined fixed interest rate	$261,736	$896,899	$291,649	$1,450,284
Loans with an adjustable/floating interest rate	248,046	366,363	527,003	1,141,412
Total	$509,782	$1,263,262	$818,652	$2,591,696

	As of December 31, 2019
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$226,524	$232,364	$133,164	$592,052
Real Estate:
Commercial real estate	144,787	487,280	294,288	926,355
Real estate construction	64,528	114,606	52,533	231,667
Residential real estate	7,357	11,885	484,197	503,439
Agricultural real estate	56,064	52,324	33,480	141,868
Total real estate	272,736	666,095	864,498	1,803,329
Consumer	16,268	43,844	8,266	68,378
Agricultural	73,487	17,786	1,620	92,893
Total	$589,015	$960,089	$1,007,548	$2,556,652
Loans with a predetermined fixed interest rate	$284,218	$587,715	$326,017	$1,197,950
Loans with an adjustable/floating interest rate	304,797	372,374	681,531	1,358,702
Total	$589,015	$960,089	$1,007,548	$2,556,652

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	As of December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Nonaccrual loans	$43,689	$38,379	$33,203	$40,276	$22,693
Accruing loans 90 or more days past due	143	—	18	—	—
Restructured loans-accruing	—	—	—	—	—
OREO acquired through foreclosure, net	10,698	8,293	6,372	7,907	8,656
Other repossessed assets	67	236	56	5	53
Total nonperforming assets	$54,597	$46,908	$39,649	$48,188	$31,402
Ratios:
Nonperforming assets to total assets	1.36%	1.19%	0.98%	1.52%	1.43%
Nonperforming assets to total loans plus OREO	2.10%	1.83%	1.54%	2.27%	2.26%

Nonperforming assets (“NPAs”) include loans on nonaccrual status, accruing loans 90 or more days past due, restructured loans, other real estate acquired through foreclosure and other repossessed assets.

The nonperforming loans at December 31, 2020, consisted of 232 separate credits and 158 separate borrowers.  We had eight nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2020.  Of the increase in nonperforming assets, $8.7 million was a result of the Almena acquisition.  There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio.  We have established underwriting guidelines to be followed by lenders and we also monitor delinquency levels for any negative or adverse trends.  There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At December 31, 2020, the Company had $52.3 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $27.2 million at December 31, 2019.

The risk category of loans by class of loans is as follows for December 31, 2020, and December 31, 2019.

Risk Category of Loans by Class

	As of December 31, 2020
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$674,392	$60,103	$734,495
Real estate:
Commercial real estate	969,560	16,728	986,288
Real estate construction	202,401	7	202,408
Residential real estate	378,868	3,090	381,958
Agricultural real estate	125,425	8,268	133,693
Total real estate	1,676,254	28,093	1,704,347
Consumer	58,253	279	58,532
Agricultural	86,629	7,693	94,322
Total	$2,495,528	$96,168	$2,591,696

	As of December 31, 2019
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$560,282	$31,770	$592,052
Real estate:
Commercial real estate	916,685	9,670	926,355
Real estate construction	230,011	1,656	231,667
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Total real estate	1,774,179	29,150	1,803,329
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

At December 31, 2020, loans considered unclassified decreased to 96.3% of total loans from 97.4% of total loans at December 31, 2019.

At December 31, 2020, the Company had $60.9 million, or 2.6%, of total loans excluding PPP loans participating in the payment deferral program.  For additional information see “NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES” in the Notes to Consolidated Financial Statements.

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

Analysis of allowance for loan and lease losses:  At December 31, 2020, the allowance for loan losses totaled $33.7 million, or 1.30% of total loans.  At December 31, 2019, the allowance for loan losses aggregated $12.2 million, or 0.48% of total loans.

The allowance for loan losses on loans collectively evaluated for impairment totaled $23.2 million, or 0.92%, of the $2.54 billion in loans collectively evaluated for impairment at December 31, 2020, compared to an allowance for loan losses of $11.0 million, or 0.44%, of the $2.50 billion in loans collectively evaluated for impairment at December 31, 2019, and an allowance for loan losses of $9.6 million, or 0.38%, of the $2.51 billion in loans collectively evaluated for impairment at December 31, 2018.  The increase in allowance as a percentage of total loans and of loans collectively evaluated for impairment from December 31, 2019, to December 31, 2020, principally reflect management’s evaluation of current environmental conditions and changes in the composition and quality of our loan portfolio.

Net losses as a percentage of average loans was 0.10% for the twelve months ended December 31, 2020, as compared to 0.68% for the twelve months ended December 31, 2019, and 0.04% for the twelve months ended December 31, 2018.

There have been no material changes to our accounting policies related to our allowance for loan and lease loss methodology during 2020 and 2019.

We will be adopting CECL effective January 1, 2021, and have estimated the impact from adoption related to loans held for investment to range from a $30.0 million to $40.0 million increase to the allowance for credit losses, a $4.0 million to $6.4 million increase to deferred tax asset and a $12.0 million to $19.6 million decrease to retained earnings.  The increase in the allowance for credit loss noted above includes a $14.0 million reclassification of purchased credit impaired non-accretable discount to the allowance for credit losses.  For additional information about the adoption of CECL see “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements.

The following table presents, as of and for the periods indicated, an analysis of the allowance for loan and lease losses and other related data.

Allowance for Loan and Lease Losses

	As of and for the Twelve Months ended December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Average loans outstanding(1)	$2,689,463	$2,602,050	$2,386,267	$1,573,402	$1,006,745
Gross loans outstanding at end of period(1)	$2,591,696	$2,556,652	$2,575,408	$2,117,270	$1,383,605
Allowance for loan and lease losses at beginning of the period	$12,232	$11,454	$8,498	$6,432	$5,506
Provision for loan losses	24,255	18,354	3,961	2,953	2,119
Charge-offs:
Commercial and industrial	(1,304)	(13,911)	(118)	(431)	(226)
Real estate:
Commercial real estate	(228)	(2,178)	(121)	(271)	(557)
Real estate construction	(193)	—	(1,658)	—	—
Residential real estate	(446)	(1,077)	(293)	(350)	(299)
Agricultural real estate	(191)	(43)	(93)	(16)	(23)
Consumer	(949)	(1,394)	(1,431)	(1,025)	(584)
Agricultural	(11)	(87)	(43)	(42)	(31)
Total charge-offs	(3,322)	(18,690)	(3,757)	(2,135)	(1,720)
Recoveries:
Commercial and industrial	56	72	53	35	41
Real estate:
Commercial real estate	8	101	304	660	201
Real estate construction	194	24	1,565	—	—
Residential real estate	45	492	254	243	165
Agricultural real estate	18	47	19	13	23
Consumer	215	359	545	291	96
Agricultural	8	19	12	6	1
Total recoveries	544	1,114	2,752	1,248	527
Net recoveries (charge-offs)	(2,778)	(17,576)	(1,005)	(887)	(1,193)
Allowance for loan and lease losses at end of the period	$33,709	$12,232	$11,454	$8,498	$6,432
Ratio of ALLL to end of period loans(1)	1.30%	0.48%	0.44%	0.40%	0.46%
Ratio of net charge-offs (recoveries) to average loans	0.10%	0.68%	0.04%	0.06%	0.12%

(1) Excluding loans held for sale.

The following table shows the allocation of the allowance for loan losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan or lease category.

Analysis of the Allowance for Loan and Lease Losses

	December 31,
	2020		2019		2018		2017		2016
	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total	Amount	% of Total
	(Dollars in thousands)
Balance of allowance for loan and lease losses applicable to:
Commercial and industrial	$12,456	37.0%	$3,061	25.0%	$2,707	23.6%	$2,136	25.1%	$1,881	29.3%
Real estate:
Commercial real estate	8,776	26.0%	2,704	22.1%	3,108	27.1%	2,047	24.1%	1,808	28.1%
Real estate construction	236	0.7%	1,215	9.9%	1,554	13.6%	693	8.2%	612	9.5%
Residential real estate	4,559	13.5%	2,676	21.9%	2,320	20.3%	2,262	26.6%	1,765	27.5%
Agricultural real estate	904	2.7%	608	5.0%	391	3.4%	319	3.8%	35	0.5%
Consumer	6,020	17.9%	1,422	11.6%	1,070	9.3%	768	9.0%	266	4.1%
Agricultural	758	2.2%	546	4.5%	304	2.7%	273	3.2%	65	1.0%
Total allowance for loan and lease losses	$33,709	100.0%	$12,232	100.0%	$11,454	100.0%	$8,498	100.0%	$6,432	100.0%

 Management believes that the allowance for loan and lease losses at December 31, 2020, is adequate to cover probable incurred losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2020.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At December 31, 2020, securities represented 21.7% of total assets compared with 23.1% at December 31, 2019.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$996	$1,023	$—	$—	$—	$—
U.S. treasury securities	4,024	4,025	—	—	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	630,485	651,425	141,082	142,067	173,503	168,875
Private label residential mortgage-backed securities	44,302	44,178	—	—	—	—
Corporate	52,503	53,650	—	—	—	—
Small Business Administration loan pools	1,226	1,270	—	—	—	—
State and local subdivisions	111,865	116,256	—	—	—	—
Total available-for-sale securities	$845,401	$871,827	$141,082	$142,067	$173,503	$168,875

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	December 31,
	2020		2019		2018
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. government-sponsored entities	$—	$—	$1,991	$2,013	$3,873	$3,860
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—	593,236	603,972	567,766	560,467
Corporate	—	—	22,992	23,495	22,993	22,901
Small Business Administration loan pools	—	—	1,478	1,490	1,746	1,728
State and political subdivisions	—	—	149,362	152,941	151,978	151,033
Total held-to-maturity securities	$—	$—	$769,059	$783,911	$748,356	$739,989

At December 31, 2020, 2019 and 2018, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of the consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2020, and December 31, 2019.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2020
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$—	—%	$1,023	2.78%	$—	—%	$—	—%	$1,023	2.78%
U.S. treasury securities	4,025	0.14%	—	—%	—	—%	—	—%	4,025	0.14%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	5	5.77%	2,093	3.26%	101,352	2.12%	547,975	2.10%	651,425	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	44,178	0.23%	44,178	0.23%
Corporate	5,050	2.17%	—	—%	48,600	4.25%	—	—%	53,650	4.05%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,270	2.38%	1,270	2.38%
State and political subdivisions(1)	3,765	2.41%	26,679	2.45%	24,212	2.93%	61,600	3.17%	116,256	2.93%
Total available-for-sale securities	12,845	1.61%	29,795	2.52%	174,164	2.83%	655,023	2.07%	871,827	2.23%
Total debt securities	$12,845	1.61%	$29,795	2.52%	$174,164	2.83%	$655,023	2.07%	$871,827	2.23%
(1)	The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2019
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$—	—%	$4	3.50%	$39	2.50%	$142,024	2.56%	$142,067	2.56%
Total available-for-sale securities	—	—%	4	3.50%	39	2.50%	142,024	2.56%	142,067	2.56%
Held-to-maturity securities:
U.S. government-sponsored entities	999	1.65%	992	2.78%	—	—%	—	—%	1,991	2.21%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	2,826	2.81%	71,317	2.96%	519,093	2.81%	593,236	2.83%
Corporate	—	—%	5,095	2.74%	17,897	4.94%	—	—%	22,992	4.45%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,478	2.73%	1,478	2.73%
State and political subdivisions(1)	16,421	0.83%	29,082	2.78%	33,320	2.91%	70,539	3.15%	149,362	2.77%
Total held-to-maturity securities	17,420	0.88%	37,995	2.77%	122,534	3.24%	591,110	2.85%	769,059	2.87%
Total debt securities	$17,420	0.88%	$37,999	2.77%	$122,573	3.24%	$733,134	2.80%	$911,126	2.82%
(1)	The calculated yield is not calculated on a tax equivalent basis.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae, Freddie Mac and non-agency private label providers.  Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities.  Premiums and discounts on mortgage-backed securities are amortized and accreted over the expected life of the security and may be impacted by prepayments.  As such, mortgage-backed securities purchased at a premium will generally produce decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages resulting in prepayments and an acceleration of premium amortization.  Securities purchased at a discount will reflect higher net yields in a decreasing interest rate environment as prepayments result in an acceleration of discount accretion.

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At December 31, 2020, and December 31, 2019, 85.1% and 89.9% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 2.5 years and 4.2 years and a modified duration of 2.4 years and 3.8 years.

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

The following table shows our composition of deposits at December 31, 2020, 2019 and 2018.

Composition of Deposits

	December 31,
	2020		2019		2018		2020 vs. 2019		2019 vs. 2018
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Change	%	Change	%
	(Dollars in thousands)
Non-interest-bearing demand	$791,639	22.9%	$481,298	15.7%	$503,831	16.1%	$310,341	64.5%	$(22,533)	(4.5)%
Interest-bearing demand and NOW accounts	1,016,424	29.5%	703,048	23.0%	671,320	21.5%	313,376	44.6%	31,728	4.7%
Savings and money market	1,012,673	29.4%	1,046,000	34.1%	940,390	30.1%	(33,327)	(3.2)%	105,610	11.2%
Time	626,854	18.2%	833,170	27.2%	1,007,906	32.3%	(206,316)	(24.8)%	(174,736)	(17.3)%
Total deposits	$3,447,590	100.0%	$3,063,516	100.0%	$3,123,447	100.0%	$384,074	12.5%	$(59,931)	(1.9)%

The following table shows deposits assumed in 2020 acquisitions, as of the time of such acquisitions.

	Almena Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$11,737	18.8%
Interest-bearing demand and NOW accounts	6,238	10.0%
Savings and money market	5,835	9.3%
Time	38,662	61.9%
Total deposits	$62,472	100.0%

The following table shows deposits assumed in 2019 acquisitions, as of the time of such acquisitions.

	MidFirst Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$12,662	12.9%
Interest-bearing demand and NOW accounts	11,538	11.7%
Savings and money market	24,269	24.6%
Time	50,074	50.8%
Total deposits	$98,543	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2020, 2019 and 2018.

Average Deposit Balances and Average Rate Paid

	December 31,
	2020		2019		2018
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand	$678,713	—%	$478,638	—%	$426,409	—%
Interest-bearing demand and NOW accounts	805,651	0.39%	683,180	1.19%	602,506	0.86%
Savings and money market	989,457	0.28%	1,016,772	1.27%	798,820	0.94%
Time	704,921	1.52%	967,803	2.06%	836,298	1.56%
Total deposits	$3,178,742		$3,146,393		$2,664,033

Included in interest-bearing demand deposits are Insured Cash Sweep (“ICS”) services reciprocal demand deposit balances of $256.0 million at December 31, 2020, $43.8 million at December 31, 2019, and $33.3 million at December 31, 2018.  Also, included in savings and money market deposits at December 31, 2020, 2019 and 2018 are ICS services reciprocal money-market deposits balances of $23.7 million, $20.0 million, and $21.0 million.  These balances represent customer funds placed in the ICS service that allows Equity Bank to break large demand and money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  These deposits are placed through ICS services, but are Equity Bank’s customer relationships that management views as core funding.

Included in time deposits are Certificate of Deposit Account Registry Service (“CDARS”) program balances of $14.9 million, $9.5 million, and $131.1 million at December 31, 2020, 2019, and 2018.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lessor of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $100,000 or more as of December 31, 2020, and December 31, 2019.

	December 31,
	2020	2019
	(Dollars in thousands)
3 months or less	$93,025	$132,148
Over 3 through 6 months	70,737	110,714
Over 6 through 12 months	120,006	163,802
Over 12 months	100,877	133,337
Total Time Deposits	$384,645	$540,001

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowing and long-term borrowing consist of funds from the FHLB, federal funds purchased and retail repurchase agreements, a bank stock loan and subordinated debentures.

The following table presents our short-term borrowings at the dates indicated.

(Dollars in thousands)	Federal funds purchased and retail repurchase agreements	FHLB Line of Credit
December 31, 2020:
Amount outstanding at year-end	$36,029	$—
Weighted average interest rate at year-end	0.22%	—%
Maximum month-end balance during the year	$53,543	$306,223
Average balance outstanding during the year	$45,041	$74,242
Weighted average interest rate during the year	0.23%	1.42%
December 31, 2019:
Amount outstanding at year-end	$35,708	$311,223
Weighted average interest rate at year-end	0.40%	1.79%
Maximum month-end balance during the year	$45,575	$429,925
Average balance outstanding during the year	$42,459	$262,615
Weighted average interest rate during the year	0.36%	2.39%
December 31, 2018:
Amount outstanding at year-end	$50,068	$368,770
Weighted average interest rate at year-end	0.28%	2.65%
Maximum month-end balance during the year	$53,815	$603,280
Average balance outstanding during the year	$43,536	$424,714
Weighted average interest rate during the year	0.25%	2.09%

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

Subordinated debentures:  In conjunction with the 2012 acquisition of First Community, we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII,” respectively).  In conjunction with the 2016 acquisition of Community First Bancshares, Inc., we assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary that is controlled by us, Community First (AR) Statutory Trust I, (“CFSTI”).  For additional information, see “NOTE 12 – SUBORDINATED DEBT” in the Notes to Consolidated Financial Statements.

Subordinated notes:  In 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold a total of $75.0 million in aggregate principal amounts of its 7.00% Fixed-to-Floating Rate Subordinated Notes due 2030.  For additional information, see “NOTE 12 – SUBORDINATED DEBT” in the Notes to Consolidated Financial Statements.

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

During the years ended December 31, 2020, 2019 and 2018, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit, subordinated notes and borrowings from the FHLB.

Our largest sources of funds are FHLB borrowings and deposits and our largest uses of funds are the origination or purchases of loans and securities purchases.  Average loans were $2.70 billion for the year ended December 31, 2020, an increase of 3.4% over average loans of $2.61 billion for the year ended December 31, 2019.  Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 3.0 years and a modified duration of 2.8 years at December 31, 2020.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base, FHLB advances and other borrowing relationships.  On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $30.0 million, which was subsequently amended on March 11, 2019, to increase the maximum borrowing facility to $40.0 million.  This agreement, which is secured by Equity Bank stock, can be used to fund future acquisitions and for general corporate purposes.  There was no outstanding balance on this borrowing facility for the period ending December 31, 2020.

Cash Flow Overview

During 2020, operating activities provided $43.6 million of liquidity, investing activities infused $96.0 million of cash assets and financing activities generated $51.8 million of additional funds, ultimately increasing total cash and cash equivalents by $191.4 million.  The cash provided by investing activities came primarily from $66.9 million of net proceeds from securities transactions and $25.9 million of net cash received from the Almena acquisition.  The cash provided by financing activities was principally due to a $321.5 million increase in deposits and $75.0 million from subordinated notes originations, partially offset by a $314.2 million reduction in FHLB borrowings, treasury stock purchases of $19.3 million and a $9.0 million net payoff of the bank stock loan.

During 2019, $48.5 million of liquidity was provided by operating activities and $96.1 million of net cash via investing activities was offset by $248.1 million of net cash used in financing activities, resulting in a $103.5 million reduction in cash and cash equivalents.  The cash provided by investing activities came principally from $85.4 million of net cash received from the MidFirst acquisition plus an $8.5 million net reduction in loan balances.  The cash usage in financing activities was driven mostly by a $158.7 million decrease in deposits, a $60.5 million paydown in FHLB advances, a $14.4 million reduction in federal funds purchased and retail repurchase agreements, $10.9 million for treasury stock purchases, premises and equipment acquisitions for $6.9 million and $6.5 million in net principal payments on the bank stock loan.

For information related to cash flow during 2018, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of December 31, 2020, are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions and Commitments

December 31, 2020

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$11,746	$311	$277	$—	$12,334
Commitments to extend credit	280,632	35,932	73,915	152,494	542,973
Total	$292,378	$36,243	$74,192	$152,494	$555,307

Standby and Performance Letters of Credit:  For additional information see “NOTE 22 – COMMITMENTS AND CREDIT RISK” in the Notes to Consolidated Financial Statements.

Commitments to Extend Credit:  For additional information see “NOTE 22 – COMMITMENTS AND CREDIT RISK” in the Notes to Consolidated Financial Statements.

Contractual Obligations

The following table summarizes our contractual obligations and other commitments to make future payments as of December 31, 2020 (other than securities sold under repurchase agreements).  These obligations consist of our future cash payments associated with contractual obligations pursuant to FHLB advances, time deposit contracts, borrowed funds, and non-cancelable future operating leases.  Payments related to leases are based on actual payments specified in underlying contracts.

Other contractual obligations represent commitments made by us to make capital investments in limited-liability entities that invest in qualified affordable housing projects.  Payments on these obligations are made as requested by the managers of the limited-liability entities, however the table below includes an estimate of the anticipated timing of payments pursuant to these commitments.

Contractual Obligations

December 31, 2020

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Certificates and other time deposits	$456,542	$149,580	$20,123	$609	$626,854
Subordinated debentures	—	—	—	14,872	14,872
Subordinated notes	—	—	—	72,812	72,812
FHLB advances	2,357	4,714	3,036	—	10,107
Other contractual obligation commitments	3,436	1,662	17	74	5,189
Non-cancellable future operating leases	360	725	289	2,150	3,524
Total	$462,695	$156,681	$23,465	$90,517	$733,358

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

Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2020, and December 31, 2019, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of December 31, 2020, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The decrease in stockholders’ equity was principally attributable to a loss of $75.0 million for the year ended December 31, 2020, and treasury stock purchases of $19.3 million, partially offset by change in other comprehensive gain of $19.8 million, stock based compensation of $3.5 million, common stock issued under employee stock purchase plan of $596 thousand, employee stock loan payments of $34 thousand and common stock issued upon exercise of stock options of $20 thousand.  For additional information about the Company’s capital see “NOTE 16 – REGULATORY MATTERS” in Notes to Consolidated Financial Statements.

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

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands, except share data)
Total stockholders’ equity	$407,649	$478,060	$455,941	$374,144	$257,964
Less: goodwill	31,601	136,432	131,712	104,907	58,874
Less: core deposit intangibles, net	16,057	19,907	21,725	10,738	4,715
Less: mortgage servicing asset, net	—	5	11	17	23
Less: naming rights, net	1,130	1,174	1,217	1,260	—
Tangible common equity	$358,861	$320,542	$301,276	$257,222	$194,352
Common shares outstanding at period end	14,540,556	15,444,434	15,793,095	14,605,607	11,680,308
Diluted common shares outstanding at period end	14,540,556	15,719,810	16,085,729	14,873,257	11,873,480
Book value per common share	$28.04	$30.95	$28.87	$25.62	$22.09
Tangible book value per common share	$24.68	$20.75	$19.08	$17.61	$16.64
Tangible book value per diluted common share	$24.68	$20.39	$18.73	$17.29	$16.37

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

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Total stockholders’ equity	$407,649	$478,060	$455,941	$374,144	$257,964
Less: goodwill	31,601	136,432	131,712	104,907	58,874
Less: core deposit intangibles, net	16,057	19,907	21,725	10,738	4,715
Less: mortgage servicing asset, net	—	5	11	17	23
Less: naming rights, net	1,130	1,174	1,217	1,260	—
Tangible common equity	$358,861	$320,542	$301,276	$257,222	$194,352
Total assets	$4,013,356	$3,949,578	$4,061,716	$3,170,509	$2,192,192
Less: goodwill	31,601	136,432	131,712	104,907	58,874
Less: core deposit intangibles, net	16,057	19,907	21,725	10,738	4,715
Less: mortgage servicing asset, net	—	5	11	17	23
Less: naming rights, net	1,130	1,174	1,217	1,260	—
Tangible assets	$3,964,568	$3,792,060	$3,907,051	$3,053,587	$2,128,580
Equity / assets	10.16%	12.10%	11.23%	11.80%	11.77%
Tangible common equity to tangible assets	9.05%	8.45%	7.71%	8.42%	9.13%

Return on Average Tangible Common Equity:  Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on amortization of intangible assets (tax rates used in this calculation were 21% for 2020, 2019 and 2018; 35% for 2017 and 2016) (c) return on average tangible common equity as adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Total average stockholders’ equity	$464,608	$463,445	$420,453	$293,798	$168,823
Less: average intangible assets	130,329	158,410	139,131	76,320	25,883
Average tangible common equity	$334,279	$305,035	$281,322	$217,478	$142,940
Net income (loss) allocable to common stockholders	$(74,970)	$25,579	$35,825	$20,649	$9,373
Plus: goodwill impairment, net of actual tax effect	99,526	—	—	—	—
Amortization of intangible assets	3,898	3,218	2,492	1,070	419
Less: estimated tax effect on intangible asset amortization	819	676	523	375	147
Adjusted net income allocable to common stockholders	$27,635	$28,121	$37,794	$21,344	$9,645
Return on average equity (ROAE)	(16.14)%	5.52%	8.52%	7.03%	5.55%
Return on average tangible common equity (ROATCE)	8.27%	9.22%	13.43%	9.81%	6.75%

Efficiency Ratio:  The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate the efficiency ratio by dividing non-interest expense, excluding goodwill impairment, merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gains on the sale of available-for-sale securities and other securities transactions, and the net gain on acquisition.  The GAAP-based efficiency ratio is non-interest expenses divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses, loss on debt extinguishment, net gains on the sale of available-for-sale securities and other securities transactions, and the net gain on acquisition.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	December 31,
	2020	2019	2018	2017	2016
	(Dollars in thousands)
Non-interest expense	$208,990	$99,635	$94,387	$67,463	$47,075
Less: goodwill impairment	104,831	—	—	—	—
Less: merger expenses	299	915	7,462	5,352	5,294
Less: loss on debt extinguishment	—	—	—	—	58
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$103,860	$98,720	$86,925	$62,111	$41,723
Net interest income	$132,652	$125,858	$124,798	$86,002	$52,597
Non-interest income	$26,023	$24,988	$19,725	$15,440	$10,466
Less: gain on acquisition	2,145	—	—	—	—
Less: net gains (losses) from securities transactions	11	14	(9)	271	479
Non-interest income, excluding net gains (losses) from security transactions and gain on acquisition	$23,867	$24,974	$19,734	$15,169	$9,987
Non-interest expense, less goodwill impairment, to net interest income plus non-interest income	65.64%	66.05%	65.31%	66.50%	74.65%
Efficiency Ratio	66.36%	65.45%	60.14%	61.39%	66.67%

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

The change in the impact of net interest income from the base case for December 31, 2020 and 2019 was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios are due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate Federal Home Loan Bank advances; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up-interest rate shock scenarios that are detailed in the table below.  In the down interest rate shock scenario the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage back security portfolio is comprised of fixed rate investments and as rates decrease the level of prepayments will increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2020 and 2019 is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase the value of your assets decrease faster than the value of liabilities and as interest rates decrease the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets we do not experience a similar change in the value of assets in a down interest rate shock scenario.  In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits.  At December 31, 2020, non-interest-bearing deposits were approximately $791.6 million, or 64.5%, higher than that deposit type at December 31, 2019.  Substantially all investments and approximately 56.0% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

The following table summarizes the simulated immediate change in net interest income for twelve months as of the dates indicated.

Market Risk

	Impact on Net Interest Income
	December 31,
Change in prevailing interest rates	2020	2019
+300 basis points	(1.2)%	(12.3)%
+200 basis points	0.4%	(7.6)%
+100 basis points	1.0%	(3.5)%
0 basis points	—	—
-100 basis points	(2.3)%	1.9%

	Impact on Economic Value of Equity
	December 31,
Change in prevailing interest rates	2020	2019
+300 basis points	12.8%	(7.6)%
+200 basis points	14.4%	(3.0)%
+100 basis points	9.2%	(0.6)%
0 basis points	—	—
-100 basis points	(21.2)%	(4.4)%

Item 8: Financial Statements and Supplementary Data

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Audited Financial Statements

The following tables present supplementary quarterly financial information (unaudited) for the years ended December 31, 2020 and 2019. This information should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto appearing elsewhere in this Annual Report on Form 10-K.

	2020
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total interest and dividend income	$39,989	$37,082	$37,933	$40,557
Total interest expense	4,430	4,975	5,042	8,462
Net interest income	35,559	32,107	32,891	32,095
Provision for loan loss	1,000	815	12,500	9,940
Net interest income after provision for loan loss	34,559	31,292	20,391	22,155
Total non-interest income	8,500	6,485	5,732	5,306
Total non-interest expense(1)	28,460	130,835	23,937	25,758
Provision (benefit) for income taxes	2,111	(2,653)	497	445
Net income (loss) and net income (loss) allocable to common stockholders	$12,488	$(90,405)	$1,689	$1,258
Basic earnings (loss) per share	$0.85	$(6.01)	$0.11	$0.08
Diluted earnings (loss) per share	$0.84	$(6.01)	$0.11	$0.08

	2019
	4th Quarter	3rd Quarter	2nd Quarter	1st Quarter
	(Dollars in thousands, except per share data)
Total interest and dividend income	$42,984	$44,549	$44,764	$43,202
Total interest expense	10,579	13,023	13,476	12,563
Net interest income	32,405	31,526	31,288	30,639
Provision for loan loss	1,055	679	974	15,646
Net interest income after provision for loan loss	31,350	30,847	30,314	14,993
Total non-interest income	6,641	6,572	6,451	5,324
Total non-interest expense	24,846	24,223	25,023	25,543
Provision (benefit) for income taxes	3,131	2,790	2,510	(1,153)
Net income (loss) and net income (loss) allocable to common stockholders	$10,014	$10,406	$9,232	$(4,073)
Basic earnings (loss) per share	$0.65	$0.67	$0.59	$(0.26)
Diluted earnings (loss) per share	$0.64	$0.66	$0.58	$(0.26)

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

As of December 31, 2020, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013.  As permitted, the Company has excluded the operations of Almena State Bank acquired at October 23, 2020, which is described in “NOTE 2 – BUSINESS COMBINATIONS” in the Notes to Consolidated Financial Statements, from the scope of management’s report on internal control over financial reporting.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2020.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, has been audited by Crowe LLP, the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2020, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.

Item 9B: Other Information

None

Part III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held in April 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held in April 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held in April 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held in April 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be held in April 2021, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

4.3

Indenture, dated as of June 29, 2020, by and between Equity Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

4.4	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due 2030 (incorporated by reference to Exhibit 4.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.1†

Form of Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Equity Bancshares, Inc.’s Registration Statement on Form S-1, filed with the SEC on October 9, 2015, File No. 333-207351).

10.2†

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

Exhibit No.	Description
10.5†

Amended and Restated Employment Agreement, dated November 14, 2016, among Equity Bank, Equity Bancshares, Inc. and Gregory H. Kossover (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on November 15, 2016).

10.6

Loan and Security Agreement, dated January 28, 2016, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on February 3, 2016).

10.7

Amended Loan and Security Agreement, dated March 13, 2017, between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2017).

10.8†

Equity Bancshares, Inc. Annual Executive Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 22, 2017).

10.9†

Amended and Restated Employment Agreement, dated December 15, 2014, between Equity Bank, Equity Bancshares, Inc. and Julie Huber (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 10, 2017).

10.10†

Form of Performance-vested Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2018).

10.11†	Form of Time-vested Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2018).

10.12†

Employment Agreement, dated March 16, 2018, among Equity Bank and Craig L. Anderson, (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 22, 2018).

10.13

Second Amendment to Loan and Security Agreement, dated March 12, 2018. Between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2018).

10.14

Third Amendment to Loan and Security Agreement, dated March 11, 2019, Between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 14, 2019).

10.15†

Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 22, 2019).

10.16†

Employment Agreement, dated April 30, 2020, by and between Equity Bank and Eric Newell, (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on May 1, 2020).

10.17

Form of Subordinated Note Purchase Agreement, dated as of June 29, 2020, by and among Equity Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.18

Form of Registration Rights Agreement, dated as of June 29, 2020, by and among Equity Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.19

The Fourth Amendment to Loan and Security Agreement and Promissory Notes Modification Agreement, dated June 29, 2020, by and among Equity Bancshares, Inc., as Borrower, and ServisFirst Bank, as Lender (incorporated by reference to Exhibit 10.3 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.20†*	Employment Agreement, dated October 1, 2018, between Equity Bank, Equity Bancshares, Inc. and Brett A. Reber.

21.1*	List of Subsidiaries of Equity Bancshares, Inc.

23.1*	Consent of Crowe LLP

Exhibit No.	Description

24.1	Powers of Attorney (included on signature page).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 9, 2021

POWER OF ATTORNEY

Each person whose signature appears below appoints Brad S. Elliott, Eric R. Newell and Gregory H. Kossover, and each of them, any of whom may act without the joinder of the other, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or would do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 9, 2021
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Eric R. Newell	Executive Vice President and Chief Financial	March 9, 2021
Eric R. Newell	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory H. Kossover	Director, Executive Vice President and Chief	March 9, 2021
Gregory H. Kossover	Operating Officer

/s/ Gary C. Allerheiligen	Director	March 9, 2021
Gary C. Allerheiligen

/s/ James L. Berglund	Director	March 9, 2021
James L. Berglund

/s/ Junetta M. Everett	Director	March 9, 2021
Junetta M. Everett

/s/ Gregory L. Gaeddert	Director	March 9, 2021
Gregory L. Gaeddert

/s/ Benjamen M. Hutton	Director	March 9, 2021
Benjamen M. Hutton

/s/ R. Renee Koger	Director	March 9, 2021
R. Renee Koger

/s/ Jerry P. Maland	Director	March 9, 2021
Jerry P. Maland

/s/ Shawn D. Penner	Director	March 9, 2021
Shawn D. Penner

/s/ Harvey R. Sorensen	Director	March 9, 2021
Harvey R. Sorensen

Crowe LLP Independent Member Crowe Global

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and the Board of Directors of Equity Bancshares, Inc.

Wichita, Kansas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report on Management’s Assessment of Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.

As permitted, the Company has excluded the operations of Almena State Bank  acquired during 2020, which is described in Note 2 of the financial statements, from the scope of the Report on Management’s Assessment of Internal Control over Financial Reporting. As such, it has also been excluded from the scope of our audit of internal control over financial reporting. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters do not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Loss Factors

As described in Notes 1 and 4 to the financial statements, the Company’s allowance for loan losses (“ALL”) is a valuation allowance for probable incurred loan losses in the loan portfolio at each balance sheet date.  The ALL was approximately $33.7 million at December 31, 2020 and consisted primarily of 1) a specific component of approximately $10.5 million of loss allocations on loans individually evaluated for impairment and 2) a general component of approximately $23.2 million of loss allocations on loans collectively evaluated for impairment.

Loss allocations within the general component are based on both historical loss ratios and qualitative loss factors, applied to each loan portfolio. The qualitative loss factors are used to adjust current conditions to the conditions that existed during the Company’s loss history.  The matters considered by the Company in determining these factors are disclosed in Note 1.

The determination of these qualitative loss factors for each loan portfolio can have a significant impact on the estimate of incurred losses recorded within the general component of the ALL.  The determination of these qualitative loss factors is an inherently subjective process as it requires a high degree of judgment by management to make assumptions regarding how credit quality factors, adjusted for external economic factors and other pertinent economic data, could impact the level of estimated incurred losses within the Company’s loan portfolios.

Given the significance of qualitative loss factors to the overall ALL, as well as the level of judgment and subjectivity involved in management’s determination of the qualitative loss factors, we have identified auditing the qualitative loss factors used to establish the general component of the ALL to be a critical audit matter because it required especially subjective auditor judgment.

The primary procedures to address this critical audit matter included:

•	Tested management’s review controls over the determination of qualitative loss factor adjustments.
•

Tested internal controls over the completeness and accuracy of the data used in qualitative loss factor adjustments, as well as internal controls over the mathematical accuracy of management’s ALL calculation.

•	Performed substantive testing procedures over management’s analysis supporting their determination of qualitative loss factor adjustments.
•	Performed substantive procedures over the completeness and accuracy of the data used in qualitative loss factor adjustments and verified the mathematical accuracy of management’s ALL calculation.

•	Evaluated the period-to-period consistency with which qualitative loss factors are determined and applied.
•	Evaluated the reasonableness of qualitative loss factors used based on our understanding of trends within the Company’s loan portfolios as well as changes in observable and economic indicators.

Goodwill Impairment Assessment

As described in Note 7 to the financial statements, during the year ended December 31, 2020, the Company recorded a goodwill impairment of approximately $104.8 million and retained a goodwill balance of approximately $31.6 million at December 31, 2020, which is allocated to the Company’s single reporting unit. Goodwill is tested for impairment at least annually at the reporting unit level or more frequently whenever events or circumstances occur that indicate it is more likely than not that fair value of the reporting unit is less than its carrying value.  Due to the uncertain economic environment and sustained decline in the Company’s stock price, management performed a quantitative assessment of goodwill as of June 30, 2020 and September 30, 2020, concluding goodwill was impaired as of September 30, 2020.

The calculation of the reporting unit’s fair value in determining goodwill impairment involved significant estimates and subjective assumptions which required a high degree of management judgment.  This judgment included, but was not limited to, the selection of appropriate discount rates, the identification of relevant market comparables and the development of cash flow projections. The selection and weighting of the various fair value techniques may have resulted in a higher or lower fair value. Judgment was applied in determining the weightings that were most representative of fair value.

We identified the Company’s goodwill impairment assessment to be a critical audit matter. The principal considerations for this determination was the degree of auditor judgment in performing procedures over the key assumptions, which include discounted cash flows, discount rate, prospective financial information, and weighting allocation to valuation methodologies.

The primary procedures performed to address this critical audit matter included:

•	Tested the effectiveness of management’s review controls over the accuracy of data and appropriateness of estimates and assumptions used in the valuation.
•	Evaluated valuation methods and weighting allocated to each method used to determine the fair value of the reporting unit.
•	Evaluated the reasonableness of the key assumptions including the discounted cash flows, discount rate, prospective financial information and weighting allocation to each valuation methodology.

Utilization of auditor employed specialist to evaluate appropriateness of valuation methodologies, discount rate, control premium, and overall reasonableness of the fair value.

•	Substantively tested the mathematical accuracy of the fair value computation and evaluated the reasonableness of the financial projections.

/s/ Crowe LLP

We have served as the Company's auditor since 2007.

Dallas, Texas

March 9, 2021

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	2020	2019
ASSETS
Cash and due from banks	$280,150	$88,973
Federal funds sold	548	318
Cash and cash equivalents	280,698	89,291
Interest-bearing time deposits in other banks	249	2,498
Available-for-sale securities	871,827	142,067
Held-to-maturity securities, fair value of $0 and $783,911	—	769,059
Loans held for sale	12,394	5,933
Loans, net of allowance for loan losses of $33,709 and $12,232	2,557,987	2,544,420
Other real estate owned, net	11,733	8,293
Premises and equipment, net	89,412	84,478
Bank-owned life insurance	77,044	75,103
Federal Reserve Bank and Federal Home Loan Bank stock	16,415	31,137
Interest receivable	15,831	15,738
Goodwill	31,601	136,432
Core deposit intangibles, net	16,057	19,907
Other	32,108	25,222
Total assets	$4,013,356	$3,949,578
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$791,639	$481,298
Total non-interest-bearing deposits	791,639	481,298
Savings, NOW and money market	2,029,097	1,749,048
Time	626,854	833,170
Total interest-bearing deposits	2,655,951	2,582,218
Total deposits	3,447,590	3,063,516
Federal funds purchased and retail repurchase agreements	36,029	35,708
Federal Home Loan Bank advances	10,144	324,373
Bank stock loan	—	8,990
Subordinated debt	87,684	14,561
Contractual obligations	5,189	5,836
Interest payable and other liabilities	19,071	18,534
Total liabilities	3,605,707	3,471,518
Commitments and contingent liabilities, see Notes 22 and 23
Stockholders’ equity, see Note 14
Common stock	174	174
Additional paid-in capital	386,820	382,731
Retained earnings	50,787	125,757
Accumulated other comprehensive income (loss)	19,781	(3)
Employee stock loans	(43)	(77)
Treasury stock	(49,870)	(30,522)
Total stockholders’ equity	407,649	478,060
Total liabilities and stockholders’ equity	$4,013,356	$3,949,578

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2020, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	2020	2019	2018
Interest and dividend income
Loans, including fees	$134,664	$149,298	$137,048
Securities, taxable	15,521	19,339	17,943
Securities, nontaxable	3,682	4,180	4,089
Federal funds sold and other	1,694	2,682	2,476
Total interest and dividend income	155,561	175,499	161,556
Interest expense
Deposits	16,582	40,914	25,687
Federal funds purchased and retail repurchase agreements	105	155	114
Federal Home Loan Bank advances	2,292	6,667	9,039
Federal Reserve Bank discount window	6	—	—
Bank stock loan	415	654	731
Subordinated debt	3,509	1,251	1,187
Total interest expense	22,909	49,641	36,758

Net interest income	132,652	125,858	124,798
Provision for loan losses	24,255	18,354	3,961
Net interest income after provision for loan losses	108,397	107,504	120,837
Non-interest income
Service charges and fees	6,856	8,672	7,250
Debit card income	9,136	8,230	6,178
Mortgage banking	3,153	2,468	1,298
Increase in value of bank-owned life insurance	1,941	1,998	2,199
Net gain on acquisition	2,145	—	—
Net gain (loss) from securities transactions	11	14	(9)
Other	2,781	3,606	2,809
Total non-interest income	26,023	24,988	19,725
Non-interest expense
Salaries and employee benefits	54,129	52,122	48,018
Net occupancy and equipment	8,784	8,674	8,126
Data processing	10,991	10,124	8,094
Professional fees	4,282	4,734	3,402
Advertising and business development	2,498	3,075	3,002
Telecommunications	1,873	2,079	1,775
FDIC insurance	2,088	1,228	1,536
Courier and postage	1,441	1,348	1,183
Free nationwide ATM cost	1,609	1,680	1,355
Amortization of core deposit intangibles	3,850	3,168	2,443
Loan expense	789	875	1,005
Other real estate owned	2,310	707	(71)
Merger expenses	299	915	7,462
Goodwill impairment	104,831	—	—
Other	9,216	8,906	7,057
Total non-interest expense	208,990	99,635	94,387
Income (loss) before income tax	(74,570)	32,857	46,175
Provision for income taxes	400	7,278	10,350
Net income (loss) and net income (loss) allocable to common stockholders	$(74,970)	$25,579	$35,825
Basic earnings (loss) per share	$(4.97)	$1.64	$2.33
Diluted earnings (loss) per share	$(4.97)	$1.61	$2.28
See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2020, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	2020	2019	2018
Net income (loss)	$(74,970)	$25,579	$35,825
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	593	5,613	(2,845)
Unrealized holding gain arising from the transfer of held-to-maturity securities to available-for-sale	25,327	—	—
Amortization of unrealized losses on held-to-maturity securities	509	903	453
Total other comprehensive income (loss)	26,429	6,516	(2,392)
Tax effect	(6,645)	(1,652)	606
Other comprehensive income (loss), net of tax	19,784	4,864	(1,786)
Comprehensive income (loss)	$(55,186)	$30,443	$34,039

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2020, 2019 and 2018

(Dollar amounts in thousands, except share and per share data)

	Common Stock				Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (loss)	Treasury Stock	Employee Stock Loans	Total Stockholders’ Equity
Balance at December 31, 2017	14,605,607	$161	$331,339	$65,512	$(3,092)	$(19,655)	$(121)	$374,144
Net income	—	—	—	35,825	—	—	—	35,825
Other comprehensive income, net of tax effects	—	—	—	—	(1,786)	—	—	(1,786)
Stock-based compensation, see Note 19	1,375	—	2,509	—	—	—	—	2,509
Common stock issued upon exercise of stock options	21,201	—	133	—	—	—	—	133
Adoption of ASU 2016-01 reclassifying AFS equity securities with readily determined fair value	—	—	—	(11)	11	—	—	—
Common stock issued in connection with the acquisition of Kansas Bank Corporation, net of issuance expenses of $207	820,849	8	31,888	—	—	—	—	31,896
Common stock issued in connection with the acquisition of Adams Dairy Bancshares, Inc., net of issuance expenses of $236	344,063	4	13,216	—	—	—	—	13,220
Balance at December 31, 2018	15,793,095	$173	$379,085	$101,326	$(4,867)	$(19,655)	$(121)	$455,941
Net income	—	—	—	25,579	—	—	—	25,579
Other comprehensive income, net of tax effects	—	—	—	—	4,864	—	—	4,864
Stock-based compensation, see Note 19	9,104	—	2,870	—	—	—	—	2,870
Common stock issued upon exercise of stock options	20,402	—	371	—	—	—	—	371
Repayments on employee stock loans	—	—	—	—	—	—	44	44
Common stock issued under stock-based incentive plans	23,628	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	19,221	—	405	—	—	—	—	405
Treasury stock purchases	(421,016)	—	—	—	—	(10,867)	—	(10,867)
Cummulative effect of change in accounting principal from implementation of ASU 2017-08	—	—	—	(1,148)	—	—	—	(1,148)
Balance at December 31, 2019	15,444,434	$174	$382,731	$125,757	$(3)	$(30,522)	$(77)	$478,060
Net income (loss)	—	—	—	(74,970)	—	—	—	(74,970)
Other comprehensive income, net of tax effects	—	—	—	—	19,784	—	—	19,784
Stock-based compensation, see Note 19	17,703	—	3,473	—	—	—	—	3,473
Common stock issued upon exercise of stock options	1,150	—	20	—	—	—	—	20
Repayments on employee stock loans	—	—	—	—	—	—	34	34
Common stock issued under stock-based incentive plan	34,891	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	34,593	—	596	—	—	—	—	596
Treasury stock purchases	(992,215)	—	—	—	—	(19,348)	—	(19,348)
Balance at December 31, 2020	14,540,556	$174	$386,820	$50,787	$19,781	$(49,870)	$(43)	$407,649

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2020, 2019 and 2018

(Dollar amounts in thousands, except per share data)

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(74,970)	$25,579	$35,825
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	3,473	2,870	2,509
Depreciation	3,726	3,565	3,130
Amortization of operating lease right-of-use asset	613	629	—
Amortization of cloud computing implementation costs	109	100	—
Provision for loan losses	24,255	18,354	3,961
Goodwill impairment	104,831	—	—
Net amortization (accretion) of purchase valuation adjustments	(2,492)	(4,360)	(5,586)
Amortization (accretion) of premiums and discounts on securities	5,885	5,828	3,062
Amortization of intangible assets	3,898	3,218	2,492
Deferred income taxes	(11,089)	1,563	3,483
Federal Home Loan Bank stock dividends	(610)	(994)	(1,402)
Loss (gain) on sales and valuation adjustments on other real estate owned	1,562	68	(580)
Net loss (gain) on sales and settlements of securities	—	—	(1)
Change in unrealized (gains) losses on equity securities	(11)	(14)	11
Loss (gain) on disposal of premises and equipment	7	(19)	(182)
Loss (gain) on lease termination	—	(7)	—
Loss (gain) on sales of foreclosed assets	283	25	(17)
Loss (gain) on sales of loans	(2,627)	(2,062)	(1,072)
Originations of loans held for sale	(118,413)	(99,686)	(48,576)
Proceeds from the sale of loans held for sale	113,981	98,787	48,271
Increase in the value of bank-owned life insurance	(1,941)	(1,998)	(2,199)
Change in fair value of derivatives recognized in earnings	259	308	271
Gain on acquisition	(2,145)	—	—
Payments on operating lease payable	(701)	(760)	—
Net change in:
Interest receivable	478	1,649	(2,255)
Other assets	(6,253)	(3,823)	(5,738)
Interest payable and other liabilities	1,513	(299)	1,259
Net cash provided by operating activities	43,621	48,521	36,666
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(265,826)	—	(36,007)
Purchases of held-to-maturity securities	(2,754)	(154,573)	(150,479)
Proceeds from sales, calls, pay-downs and maturities of available-for- sale securities	178,502	30,633	58,739
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	156,963	129,349	73,098
Net change in interest-bearing time deposits in other banks	2,249	2,493	2,742
Net change in loans	(13,331)	8,537	(135,500)
Capitalized construction cost of other real estate owned	(62)	(56)	—
Purchase of premises and equipment	(9,549)	(6,948)	(8,831)
Proceeds from sale of premises and equipment	10	21	1,254
Proceeds from sale of foreclosed assets	2,002	410	217
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	15,518	(928)	(1,891)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(6)	—	—
Proceeds from sale of other real estate owned	6,363	1,803	4,730
Proceeds from bank-owned life insurance death benefits	—	—	347
Net cash (paid) received from acquisition of Eastman	—	—	(55)
Net cash (paid) received from acquisition of KBC	—	—	12,774
Net cash (paid) received from acquisition of Adams	—	—	(1,385)
Net cash (paid) received from acquisition of City Bank	—	—	8,759
Net cash (paid) received from acquisition of MidFirst locations	—	85,360	—

Net cash (paid) received from acquisition of Almena	25,925	—	—
Net cash (used in) provided by investing activities	96,004	96,101	(171,488)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	321,524	(158,652)	228,924
Net change in federal funds purchased and retail repurchase agreements	69	(14,360)	12,576
Net borrowings (repayments) on Federal Home Loan Bank line of credit	(311,223)	(57,547)	20,078
Proceeds from Federal Home Loan Bank term advances	253,000	—	—
Principal repayments on Federal Home Loan Bank term advances	(255,988)	(2,954)	(1,214)
Proceeds from Federal Reserve Bank discount window	62,000	—	—
Principal payments on Federal Reserve Bank discount window	(62,000)	—	—
Borrowings on bank stock loan	38,354	7,209	22,500
Principal repayments on bank stock loan	(47,344)	(13,669)	(9,550)
Proceeds from exercise of employee stock options	20	371	133
Principal payments on employee stock loan	34	44	—
Proceeds from employee stock purchase plan	596	405	—
Proceeds from subordinated notes	75,000	—	—
Debt issue cost of subordinated notes	(2,265)	—	—
Purchase of treasury stock	(19,348)	(10,867)	—
Net change in contractual obligations	(647)	1,871	1,998
Net cash provided by (used in) financing activities	51,782	(248,149)	275,445
Net change in cash and cash equivalents	191,407	(103,527)	140,623
Cash and cash equivalents, beginning of period	89,291	192,818	52,195
Ending cash and cash equivalents	$280,698	$89,291	$192,818
Supplemental cash flow information:
Interest paid	$25,673	$48,367	$32,667
Income taxes paid, net of refunds	11,608	3,108	9,214
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	8,684	3,737	2,307
Other real estate owned transferred from premise and equipment	1,982	—	—
Operating leases recognized	—	4,814	—
Total fair value of assets acquired in purchase of KBC, net of cash	—	—	308,225
Total fair value of liabilities assumed in purchase of KBC	—	—	289,103
Total fair value of assets acquired in purchase of Adams, net of cash	—	—	117,010
Total fair value of liabilities assumed in purchase of Adams	—	—	102,406
Total fair value of assets acquired in purchase of City Bank, net of cash	—	—	135,594
Total fair value of liabilities assumed in purchase of City Bank	—	—	144,353
Total fair value of assets acquired in purchase of MidFirst locations, net of cash	—	13,246	—
Total fair value of liabilities assumed in purchase of MidFirst locations	—	98,606	—
Total fair value of assets acquired in purchase of Almena, net of cash	40,984	—	—
Total fair value of liabilities assumed in purchase of Almena locations	64,764	—	—

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020, 2019 and 2018

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

Risk and Uncertainties:  The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization has declared COVID-19 to be a global pandemic indicating that almost all public commerce and related business activities could be impacted, to varying degrees, with the goal of decreasing the rate of new infections.  The spread of the outbreak has caused significant disruptions in the U.S. economy and has disrupted banking and other financial activity in the areas in which the Company operates.  While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.  Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout from COVID-19.

The Company’s business is dependent upon the willingness and ability of its employees and customers to conduct banking and other financial transactions.  If the global response to contain COVID-19 is unsuccessful, the Company could experience a material adverse effect on its business, financial condition, results of operations and cash flows.  It is not possible to know the full universe or extent of impact to the Company’s operations brought about from COVID-19 and resulting measures to curtail its spread.

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

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on mortgage-backed securities are amortized using the level-yield method over the estimated cash flows of the securities.  This method requires retrospective adjustment of the effective yield each time a payment is received or changes occur in the estimated remaining cash flows, which adjusts life-to-date amortization.  Premiums and discounts on other investments are amortized using the level-yield method to contractual maturity or first call date, if purchased at a premium.

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer.  Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows:  1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

There have been no material changes to the Company’s accounting policies related to its allowance for loan loss methodology during 2020 and 2019.  However, as COVID-19 impacted our lending operations, the company has been assessing economic conditions and increasing the allowance for loan losses through adjustments of qualitative adjustment factors as necessary.

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

The discount rate to initially determine the present value of the lease payments is based on the information available at the lease commencement date and is either the rate implicit in the lease or the Company’s incremental borrowing rate.  If the rate implicit in the lease is known or determinable, that rate shall be used.  If that rate is not known, the Company’s incremental borrowing rate shall be used.  At January 1, 2019, implementation of this accounting guidance, the Company’s incremental borrowing rate based on the remaining lease term was used to calculate the right-of-use assets and operating lease liabilities.

Operating lease right-of-use assets and lease obligations are accounted for subsequent to initial recording by amortizing the right-of-use asset over the lease term on a straight-line method while the lease obligation is increased by the accrual of interest and decreased by subsequent lease payments.  Operating lease right-of-use asset amortization and lease obligation interest are reported in non-interest expense in the Consolidated Statements of Income.  Operating lease payments and variable lease payments are reflected within cash flows from operating activities in the Consolidated Statement of Cash Flows.

Financing lease right-of-use assets and lease obligations are accounted for subsequent to initial recording by amortizing the right-of-use asset similar to owned assets over the lesser of the lease term or economic life of the asset if the lease transfers ownership of the leased asset while the lease obligation is increased by the accrual of interest and decreased by subsequent lease payments.  Financing lease right-of-use asset amortization is reported in non-interest expense, similar to other owned assets, and lease obligation interest accruals are reported in interest expense in the Consolidated Statements of Income.  Financing lease obligation principal payments are reflected within cash flows from financing activities and interest payments and variable lease payments are reflected with the cash flows from operating activities in the Consolidated Statements of Cash Flows.

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

If the Company modifies an operating lease, where the Company is the lessor, and the modification is not accounted for as a separate contract, the Company will account for the modification as if it were a termination of the existing lease and the creation of a new lease that commences on the effective date of the modification as follows:

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

If the Company modifies a direct financing lease, where the Company is the lessor, and the modification is not accounted for as a separate contract, the Company will account for the modified lease as follows:

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

If the Company modifies a sales-type lease, where the Company is the lessor, and the modification is not accounted for as a separate contract, the Company will account for the modified lease as follows:

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

Credit Related Financial Instruments:  Credit related financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and commercial letters of credit, issued to meet customer financing needs.  The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.

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

At the inception of a derivative contract, the Company designates the derivatives as one of three types.  These three types are:  (1) a hedge of the fair value of a recognized asset or liability or of an unrecognized firm commitment (“fair value hedge”); (2) a hedge of a forecasted transaction or the variability of cash flows to be received or paid related to a recognized asset or liability (“cash flow hedge”); or (3) an instrument with no hedging designation (“stand-alone derivative”).

Beginning January 1, 2019, the Company adopted new hedge accounting guidance that requires the following presentation of gains/(losses) on derivatives and hedging activities for qualifying hedges.  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item and net interest settlements, are recognized in net interest income in the same line as the earnings effect of the hedged item.  For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings.  Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

Prior to January 1, 2019, gains/(losses) on derivatives and hedging activities for qualifying hedges were presented as follows.  For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item were recognized in current earnings as fair value changes.  For a cash flow hedge, the gain or loss on the derivative was reported in other comprehensive income and was reclassified into earnings in the same periods during which the hedged transaction affects earnings.  For both types of hedges, changes in the fair value of derivatives that were not highly effective in hedging the changes in fair value or expected cash flows of the hedged item were recognized immediately in current earnings.  Changes in the fair value of derivatives that did not qualify for hedge accounting were reported in earnings as non-interest income.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  There were no such interest or penalties incurred in 2020, 2019 or 2018.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Additional discussion of loss contingencies at December 31, 2020, is presented in a subsequent note.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

Dividend Restriction:  Banking regulations require maintaining certain capital levels, positive undivided profits and a certain level of net income available to shareholders and may limit the dividends paid by the wholly-owned subsidiaries to the holding company or by the holding company to stockholders.

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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for years ended December 31, 2020, 2019 and 2018.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments – Credit Losses, which will change how the Company measures credit losses for most of its financial assets.  This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company is required to use a new forward-looking current expected credit losses (CECL) model that is anticipated to result in the earlier recognition of allowances for losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The Company has completed the process of developing credit models but is finalizing model implementation, implementation of internal controls, financial reporting process and corporate governance processes to comply with the new guidance.  The ASU was originally effective for the Company beginning in the first quarter of 2020; however, the CARES Act, issued in 2020, provided temporary relief related to the implementation of this accounting guidance until the earlier of the date on which the national emergency concerning the COVID-19 virus terminates or December 31, 2020.  The Company elected to utilize this relief and has calculated the allowance for loan losses and the resulting provision for loan losses using the prior incurred loss method at December 31, 2020.  Further implementation relief for this standard was provided on December 27, 2020, by section 540 of the Consolidated Appropriations Act (“CAA”) which allowed for an additional extension to the earlier of 60 days after the national emergency termination date or January 1, 2022.  The Company has elected not to extend the implementation any further and will adopt effective January 1, 2021.  The adoption of CECL will result in an increase to our total allowance for credit losses (ACL) on loans held for investment and will require a reclassification of purchased credit-impaired discount from loans to the allowance for credit losses.  The expected increase in the ACL is largely attributable to moving to a life of loan allowance methodology and from additional qualitative adjustments to historical loss rates brought about the anticipated impacts of the COVID-19 virus.  The ultimate impact to the Company’s financial condition and results of operations of the ASU, at both adoption and each subsequent reporting periods, is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loan portfolio and other management judgements.  The Company expects the allowance for credit losses to increase by a material amount with the first quarter 2021 adoption of this accounting standard but have yet concluded on a precise estimate.

In January 2017, FASB issued ASU 2017-04, Intangibles-Goodwill and Other, which will simplify the subsequent measurement of goodwill. Goodwill and other intangibles must be assessed for impairment annually.  If an entity’s assessment determines that the fair value of an entity is less than its carrying amount, including goodwill, currently, the measurement of goodwill impairment requires that the entity’s identifiable net assets be valued following procedures similar to determining the fair value of assets acquired and liabilities assumed in a business combination.  Under ASU 2017-04, goodwill impairment is measured to the extent that the carrying amount of an entity exceeds its fair value.  The amendments in this update were effective for the Company’s annual goodwill impairment tests beginning in 2020.  The impact of this new accounting guidance is highly dependent on changes in financial markets and future events.  The Company will monitor indicators of goodwill impairment on a quarterly basis and will record impairment when it is determined to have occurred.

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

In August 2018, FASB issued ASU 2018-13, Fair Value Measurement (Topic 820) - Changes to the Disclosure Requirements for Fair Value Measurement.  ASU 2018-13 modifies the disclosure requirements on fair value measurements by requiring that Level 3 fair value disclosures include the range and weighted average of significant unobservable inputs used to develop those fair value measurements.  For certain unobservable inputs, an entity may disclose other quantitative information in lieu of the weighted average if the entity determines that other quantitative information would be a more reasonable and rational method to reflect the distribution of unobservable inputs used to develop Level 3 fair value measurements.  ASU 2018-13 was effective for the Company on January 1, 2020, and did not have a material impact on the Company’s financial statement disclosures.

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

In March 2020, various regulatory agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus.  The interagency statement was effective immediately and impacted accounting for loan modifications.  This interagency statement was later revised in April 2020 to clarify the interaction between the original interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors, (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  The CARES Act provisions were further extended to the earlier of 60 days after the national emergency termination date or January 1, 2022, by section 541 of the CAA.  In addition, loan deferrals can be qualified under section 4013 of the CARES Act during the extended relief period if certain criteria are met.  This interagency guidance and CARES Act provisions are expected to have a material impact on the Company’s financial statements.

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met.  The transactions primarily include contract modifications; hedging relationships; and sale or transfer of debt securities classified as held-to-maturity.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company is in the process of evaluating the guidance, and its effect on the Company’s financial condition, results of operations and cash flows has not yet been determined.

In October 2020, FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs.  ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of the guidance of premium amortization of purchased callable debt securities, at each reporting date.  If there is no remaining premium or if there are no further call dates the Company shall reset the effective yield using the payment terms of the debt security.  ASU 2020-08 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 and early application is not permitted.  The guidance is not expected to have a material impact on the Company’s financial statements.

In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848).  ASU 2021-01 clarify that certain optional expedients and exceptions that are noted in Topic 848 apply to derivatives that are affected by the discounting transition. Certain provisions, if elected by the Company apply to derivative instruments that use an interest rate for managing, discounting or contract price alignment that is modified as a result of reference rate reform.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company is in the process of evaluating the guidance, and its effect on the Company’s financial condition, results of operations and cash flows has not yet been determined.

NOTE 2 – BUSINESS COMBINATIONS

At the close of business on October 23, 2020, the Company acquired the assets and assumed the deposit liabilities of Almena State Bank (“Almena”), based in Norton, Kansas, pursuant to a Purchase and Assumption Agreement facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Results of Almena operations were included in the Company’s results of operations beginning October 24, 2020.  Acquisition-related costs associated with this acquisition were $299 ($225 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2020.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is complete except for certain matters related to loan valuation, which is partially due to a limited due diligence period related to the FDIC acquisition.  The recognized amounts of the identifiable net assets acquired, exceeded the cash consideration exchanged resulting in a gain on acquisition of $2,145.  The acquisition was an expansion to the Company’s current footprint in western Kansas with the addition of one branch location in Norton, Kansas, and one in Almena, Kansas.

The following table summarizes the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$25,925
Available-for-sale securities	7,041
Federal Reserve Bank and Federal Home Loan Bank stock	187
Loans	31,407
Premises and equipment	1,109
Other real estate owned	636
Other assets	604
Total assets acquired	66,909
Deposits	62,472
Federal funds purchased and retail repurchase agreements	251
Interest payable and other liabilities	2,041
Total liabilities assumed	64,764
Total identifiable net assets	2,145
Gain on acquisition	(2,145)
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

The following table presents information about the loans acquired in the Almena acquisition as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$25,702	$20,597
Non-accretable difference (expected losses)	—	(14,637)
Cash flows expected to be collected	25,702	5,960
Accretable yield	(255)	—
Fair value of acquired loans	$25,447	$5,960

The following table presents the carrying value of the loans acquired in the Almena acquisition by class, as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$3,895	$1,596	$5,491
Commercial and industrial	5,848	292	6,140
Residential real estate	3,157	182	3,339
Agricultural real estate	3,226	896	4,122
Consumer	1,769	—	1,769
Agricultural	7,552	2,994	10,546
Fair value of acquired loans	$25,447	$5,960	$31,407

Assuming that the Almena acquisition would have taken place on January 1, 2019, total combined revenue would have been $183,625 for year ended December 31, 2020 and $203,002 for year ended December 31, 2019.  Net loss would have been $74,078 at December 31, 2020, and net income would have been $26,855 at December 31, 2019.  The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment.  Separate revenue and earnings of the former Almena locations are not available subsequent to the acquisition.

On February 8, 2019, the Company acquired the assets and assumed the deposits and certain other liabilities of two bank locations in Guymon, Oklahoma, and one bank location in Cordell, Oklahoma, from MidFirst Bank, based in Oklahoma City, Oklahoma (“MidFirst”).  Results of operations of these new banks were included in the Company’s results of operations beginning February 9, 2019.  Acquisition-related costs associated with this acquisition were $902 ($684 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the year ended December 31, 2019.

The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $4,720.  Goodwill resulted from a combination of expected synergies including expansion in western Oklahoma with an additional three bank locations and growth opportunities.

The following table summarizes the consideration paid for the MidFirst assets acquired and liabilities assumed recognized at the merger date.

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$85,360
Loans	6,507
Premises and equipment	656
Core deposit intangibles	1,350
Other assets	13
Total assets acquired	93,886
Deposits	98,543
Interest payable and other liabilities	63
Total liabilities assumed	98,606
Total identifiable net assets	(4,720)
Goodwill	4,720
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

The following table presents the best available information about the loans acquired in the MidFirst acquisition as of the date of acquisition.

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

Assuming that the MidFirst acquisition would have taken place on January 1, 2018, total combined revenue would have been $200,807 for year ended December 31, 2019, and $183,022 for year ended December 31, 2018.  Net income would have been $25,216 and $33,856 at December 31, 2019 and 2018.  The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a material non-recurring adjustment.  Separate revenue and earnings of the former MidFirst locations are not available subsequent to the acquisition.

NOTE 3 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available-for-sale securities
U.S. Government-sponsored entities	$996	$27	$—	$1,023
U.S. Treasury securities	4,024	1	—	4,025
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	630,485	21,049	(109)	651,425
Private label residential mortgage-backed securities	44,302	5	(129)	44,178
Corporate	52,503	1,153	(6)	53,650
Small Business Administration loan pools	1,226	44	—	1,270
State and political subdivisions	111,865	4,391	—	116,256
	$845,401	$26,670	$(244)	$871,827
December 31, 2019
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$141,082	$1,261	$(276)	$142,067
	$141,082	$1,261	$(276)	$142,067

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses were as follows.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$1,991	$23	$(1)	$2,013
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	593,236	11,272	(536)	603,972
Corporate	22,992	503	—	23,495
Small Business Administration loan pools	1,478	12	—	1,490
State and political subdivisions	149,362	3,604	(25)	152,941
	$769,059	$15,414	$(562)	$783,911

The tables above present unrecognized losses on held-to-maturity securities since date of designation.  On September 1, 2020, all held-to-maturity securities, totaling $612.3 million, were moved to available-for-sale to better manage the Company’s assets and liabilities and to facilitate opportunities to take advantage of changes in the yield curve or other market factors.

The fair value and amortized cost of debt securities at December 31, 2020, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$12,791	$12,840
One to five years	26,916	27,702
Five to ten years	70,459	72,812
After ten years	60,448	62,870
Mortgage-backed securities	674,787	695,603
Total debt securities	$845,401	$871,827

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $713,001 at December 31, 2020 and $780,038 at December 31, 2019.  At year-end 2020 and 2019, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2020 and 2019.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$28,770	$(109)	$—	$—	$28,770	$(109)
Private label residential mortgage-backed securities	28,367	(129)	—	—	28,367	(129)
Corporate	3,908	(6)	—	—	3,908	(6)
Total temporarily impaired securities	$61,045	$(244)	$—	$—	$61,045	$(244)
December 31, 2019
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)
Total temporarily impaired securities	$2,017	$(3)	$32,466	$(273)	$34,483	$(276)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019
Held-to-maturity securities
U.S. Government-sponsored entities	$—	$—	$999	$(1)	$999	$(1)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	26,246	(51)	96,987	(639)	123,233	(690)
Small Business Administration loan pools	811	(14)	—	—	811	(14)
State and political subdivisions	1,771	(4)	1,354	(21)	3,125	(25)
Total temporarily impaired securities	$28,828	$(69)	$99,340	$(661)	$128,168	$(730)

As of December 31, 2020, the Company held 18 available-for-sale securities in an unrealized loss position.  The tables above present unrealized losses on held-to-maturity securities since the date of their purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation.

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

There were no proceeds from sales or associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income during 2020, 2019 or 2018.

NOTE 4 – LOANS AND ALLOWANCE FOR LOAN LOSSES

The following table lists categories of loans at December 31, 2020 and 2019.

	2020	2019
Commercial real estate	$1,188,696	$1,158,022
Commercial and industrial	734,495	592,052
Residential real estate	381,958	503,439
Agricultural real estate	133,693	141,868
Consumer	58,532	68,378
Agricultural	94,322	92,893
Total loans	2,591,696	2,556,652
Allowance for loan losses	(33,709)	(12,232)
Net loans	$2,557,987	$2,544,420

Included in the commercial and industrial loan balances at December 31, 2020, are $253,741 of loans that were originated under the SBA PPP program.

During 2020, the Company purchased one pool of residential real estate loans totaling $752.  As of December 31, 2020 and 2019, residential real estate loans include $86,093 and $144,554 of purchased residential real estate loans.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $597 and $815 at December 31, 2020 and 2019.

The following tables present the activity in the allowance for loan losses by class for the years ended December 31, 2020, 2019 and 2018.

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Provision for loan losses	5,312	10,643	2,284	469	5,332	215	24,255
Loans charged-off	(421)	(1,304)	(446)	(191)	(949)	(11)	(3,322)
Recoveries	202	56	45	18	215	8	544
Total ending allowance balance	$9,012	$12,456	$4,559	$904	$6,020	$758	$33,709

December 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454
Provision for loan losses	1,310	14,193	941	213	1,387	310	18,354
Loans charged-off	(2,178)	(13,911)	(1,077)	(43)	(1,394)	(87)	(18,690)
Recoveries	125	72	492	47	359	19	1,114
Total ending allowance balance	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232

December 31, 2018	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$2,740	$2,136	$2,262	$319	$768	$273	$8,498
Provision for loan losses	1,832	636	97	146	1,188	62	3,961
Loans charged-off	(1,779)	(118)	(293)	(93)	(1,431)	(43)	(3,757)
Recoveries	1,869	53	254	19	545	12	2,752
Total ending allowance balance	$4,662	$2,707	$2,320	$391	$1,070	$304	$11,454

The following tables present the recorded investment in loans and the balance in the allowance for loan losses by portfolio and class based on impairment method as of December 31, 2020 and 2019.

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,159	$5,457	$485	$595	$68	$96	$8,860
Collectively evaluated for impairment	6,472	5,985	3,949	266	5,952	586	23,210
Purchased credit impaired loans	381	1,014	125	43	—	76	1,639
Total	$9,012	$12,456	$4,559	$904	$6,020	$758	$33,709
Loan Balance:
Individually evaluated for impairment	$4,752	$20,421	$1,939	$2,711	$272	$2,201	$32,296
Collectively evaluated for impairment	1,176,403	710,038	377,331	126,256	58,242	87,158	2,535,428
Purchased credit impaired loans	7,541	4,036	2,688	4,726	18	4,963	23,972
Total	$1,188,696	$734,495	$381,958	$133,693	$58,532	$94,322	$2,591,696

December 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$281	$199	$303	$56	$39	$57	$935
Collectively evaluated for impairment	3,581	2,848	2,352	459	1,383	394	11,017
Purchased credit impaired loans	57	14	21	93	—	95	280
Total	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Loan Balance:
Individually evaluated for impairment	$4,375	$16,335	$7,358	$584	$381	$518	$29,551
Collectively evaluated for impairment	1,145,701	570,606	493,309	135,776	67,972	90,347	2,503,711
Purchased credit impaired loans	7,946	5,111	2,772	5,508	25	2,028	23,390
Total	$1,158,022	$592,052	$503,439	$141,868	$68,378	$92,893	$2,556,652

 Excluding purchased credit impaired loans, included in the above tables is $380,058, $624,747 and $827,676 of loans purchased at a discount acquired as part of a merger and the discount associated with these loans is $5,510, $8,287 and $11,372 at December 31, 2020, 2019 and 2018.

The following table presents information related to impaired loans, excluding those purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of and for the year ended December 31, 2020.

December 31, 2020	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,279	$1,683	$—	$782	$36
Commercial and industrial	2,087	643	—	11,512	28
Residential real estate	270	180	—	3,475	17
Agricultural real estate	3,408	1,090	—	670	5
Consumer	—	—	—	—	—
Agricultural	11,326	4,492	—	898	—
Subtotal	23,370	8,088	—	17,337	86
With an allowance recorded:
Commercial real estate	7,134	5,899	2,540	5,713	35
Commercial and industrial	29,245	22,814	6,471	12,168	362
Residential real estate	3,023	2,775	610	3,414	14
Agricultural real estate	3,474	3,021	638	3,432	34
Consumer	294	272	68	309	7
Agricultural	1,330	820	172	1,285	1
Subtotal	44,500	35,601	10,499	26,321	453
Total	$67,870	$43,689	$10,499	$43,658	$539

The above table presents interest income for the twelve months ended December 31, 2020.  Interest income recognized in the above table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

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

The following tables present the aging of the recorded investment in past due loans as of December 31, 2020 and 2019, by portfolio and class of loans.

December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,374	$172	$—	$7,582	$1,179,568	$1,188,696
Commercial and industrial	261	—	—	23,457	710,777	734,495
Residential real estate	377	4,712	—	2,955	373,914	381,958
Agricultural real estate	260	—	98	4,111	129,224	133,693
Consumer	336	60	45	272	57,819	58,532
Agricultural	196	—	—	5,312	88,814	94,322
Total	$2,804	$4,944	$143	$43,689	$2,540,116	$2,591,696

December 31, 2019	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,191	$218	$—	$6,913	$1,149,700	$1,158,022
Commercial and industrial	74	11	—	16,906	575,061	592,052
Residential real estate	831	1,008	—	8,013	493,587	503,439
Agricultural real estate	59	78	—	4,807	136,924	141,868
Consumer	402	138	—	381	67,457	68,378
Agricultural	10	14	—	1,359	91,510	92,893
Total	$2,567	$1,467	$—	$38,379	$2,514,239	$2,556,652

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

The risk category of loans by class of loans is as follows as of December 31, 2020 and 2019.

December 31, 2020	Unclassified	Classified	Total
Commercial real estate	$1,171,961	$16,735	$1,188,696
Commercial and industrial	674,392	60,103	734,495
Residential real estate	378,868	3,090	381,958
Agricultural real estate	125,425	8,268	133,693
Consumer	58,253	279	58,532
Agricultural	86,629	7,693	94,322
Total	$2,495,528	$96,168	$2,591,696

December 31, 2019	Unclassified	Classified	Total
Commercial real estate	$1,146,696	$11,326	$1,158,022
Commercial and industrial	560,282	31,770	592,052
Residential real estate	495,418	8,021	503,439
Agricultural real estate	132,065	9,803	141,868
Consumer	67,997	381	68,378
Agricultural	88,607	4,286	92,893
Total	$2,491,065	$65,587	$2,556,652

In keeping with regulatory guidance to work with borrowers during COVID-19, the Company executed a payment deferral program for our commercial lending clients that were adversely affected by the pandemic.  Depending on the demonstrated need of the client, the Company originally deferred either the full loan payment or the principal component of the loan payment for 90 or 180 days. Loans originally deferred for 90 days may, dependent on specific qualifications, be approved for an additional 90-day deferral.  In accordance with interagency guidance issued in March 2020, these short-term deferrals are not automatically considered troubled debt restructurings, are not reflected in past due loan balances and have not been reported as a classified loan solely due to a deferral.  Subsequent loan deferrals were assessed for trouble debt restructuring classification in accordance with section 4013 of the CARES Act or in accordance with interagency guidance, and if certain criteria was met the deferred loan was not classified as a troubled debt restructuring.  The Company has made subsequent loan deferrals that have qualified under section 4013 of the CARES Act and these deferred loans were not classified as trouble debt restructures.  Deferred loans are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if noted repayment weaknesses exist.  At December 31, 2020, the Company has 28 loans, totaling $60.9 million, that have been granted a payment deferral, and remain on deferral, as part of our COVID-19 response.

The following table lists loans included in the payment deferral program by deferment type and category at December 31, 2020.

	Commercial Real Estate	Commercial and Industrial	Total
12 months partial principal only	$—	$1,965	$1,965
6 months principal only	2,262	4,175	6,437
9 months principal only	2,459	—	2,459
12 months principal only	10,092	3,675	13,767
3 months principal and interest, then 6 months principal only	—	2,824	2,824
6 months principal and interest, then 9 months principal only	30,815	2,613	33,428
Total loans	$45,628	$15,252	$60,880

The credit risk classification of loans participating in the payment deferral program at December 31, 2020 follows.

	Unclassified	Classified	Total
Commercial real estate	$45,628	$—	$45,628
Commercial and industrial	5,095	10,157	15,252
Total loans	$50,723	$10,157	$60,880

Purchased Credit Impaired Loans

The Company has acquired loans for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchased credit impaired loans as of December 31, 2020, 2019 and 2018 were as follows.

	2020	2019	2018
Contractually required principal payments	$41,658	$29,895	$40,772
Discount	(17,686)	(6,505)	(10,077)
Recorded investment	$23,972	$23,390	$30,695

The accretable yield associated with these loans was $2,630, $3,127 and $3,785 as of December 31, 2020, 2019 and 2018.  The interest income recognized on these loans was $1,583, $2,227 and $1,096 for the years ended December 31, 2020, 2019 and 2018.  For the years ended December 31, 2020 and 2018, there was $1,359 and $714 provision for loan losses recorded for these loans.  For the year ended December 31, 2019, there was $628 reversal of provision for loan losses recorded for these loans.

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

The following table summarizes the Company’s TDRs by accrual status at December 31, 2020 and 2019.

December 31, 2020	Nonaccrual	Related Allowance for Loan Losses
Commercial real estate	$1,167	$342
Commercial and industrial	13,613	1,954
Total troubled debt restructurings	$14,780	$2,296

December 31, 2019	Nonaccrual	Related Allowance for Loan Losses
Commercial real estate	$1,247	$—
Commercial and industrial	14,261	—
Total troubled debt restructurings	$15,508	$—

During the year ended December 31, 2020, there were no loans modified in a TDR.  The following table summarizes information in regard to TDRs that were restructured during the year ended December 31, 2019.

	Number of Loans	Recorded Investment	Impairment Recognized
Commercial real estate	1	$1,247	$—
Commercial and industrial	1	14,261	4,994
Total troubled debt restructurings	2	$15,508	$4,994

No interest income was recognized on TDR loans during the periods ended December 31, 2020 and 2019, as all TDR loans were accounted for as non-accrual.

There were no outstanding commitments to lend additional funds on these loans as of the periods ended December 31, 2020 and 2019.

NOTE 5 – OTHER REAL ESTATE OWNED

Changes in other real estate owned for the years ended December 31, 2020 and 2019 were as follows.

	2020	2019
Beginning of year	$8,293	$6,372
Transfers in	10,729	3,984
Acquired in acquisition	636	—
Net (loss) gain on sales	835	(10)
Proceeds from sales	(6,363)	(1,803)
	14,130	8,543
Additions to valuation reserve	(2,397)	(250)
Recorded investment	$11,733	$8,293

Expenses related to other real estate owned for the years ended December 31, 2020, 2019 and 2018 were as follows.

	2020	2019	2018
Net loss (gain) on sales	$(835)	$10	$75
Gain on initial valuation of other real estate properties received	—	(191)	(920)
Provision for unrealized losses	2,397	250	265
Operating expenses, net of rental income	748	638	509
	$2,310	$707	$(71)

The balance of other real estate owned includes $996 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2020, and $741 at December 31, 2019.  The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,334 at December 31, 2020, and $2,174 at December 31, 2019.  Included in the other real estate owned balance at December 31, 2020, is $1,035 related to three closed bank locations transferred from premises and equipment.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows.

	2020	2019
Land	$20,113	$17,018
Buildings and improvements	71,923	68,575
Furniture, fixtures and equipment	19,928	18,207
	111,964	103,800
Less: accumulated depreciation	(22,552)	(19,322)
Premises and equipment, net	$89,412	$84,478

At December 31, 2020, the Company had lease liabilities totaling $3,524 and right-of-use assets totaling $3,540 related to operating leases.  At December 31, 2019, the Company had lease liabilities totaling $4,112 and right-of-use assets totaling $4,153 related to operating leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

December 31, 2020	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating leases
Land and building leases	$3,540	$3,524	16.9	2.99%
Total operating leases	$3,540	$3,524	16.9	2.99%

December 31, 2019	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating leases
Land and building leases	$4,153	$4,112	16.0	2.95%
Total operating leases	$4,153	$4,112	16.0	2.95%

Operating lease costs are listed below.

	2020	2019
Operating lease cost	$728	$726
Short-term lease cost	—	—
Variable lease cost	34	49
Total operating lease cost	$762	$775

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the periods ended December 31, 2020 or 2019.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability as of December 31, 2020, is listed below.

Lease payments
Due in one year or less	$461
Due after one year through two years	504
Due after two years through three years	388
Due after three years through four years	214
Due after four years through five years	218
Thereafter	2,829
Total undiscounted cash flows	4,614
Discount on cash flows	(1,090)
Total	$3,524

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

The Company performed an interim quantitative analysis to assess goodwill for impairment of Equity Bancshares, Inc., the sole reporting unit.  Consideration was given to the ongoing economic market disruption, the movement of the Company’s stock price in relation to other bank indexes and the length of time that the market value of the reporting unit was below its book value as triggering events and completed a quantitative analysis to assess whether or not goodwill was impaired.  This analysis determined that goodwill was impaired, and the Company subsequently booked a $104,831 non-cash impairment charge to goodwill on September 30, 2020.

The determination of the September 30, 2020 fair value of the reporting unit incorporated assumptions that marketplace participants would use in their estimates of fair value in a change in control transaction, as prescribed by ASC Topic 820.  To arrive at a conclusion of fair value, management utilized both the income approach and the market approach and then applied weighting factors to each approach.  Weighting factors represent managements best business judgement of the weightings a market participant would utilize in arriving at fair value of the reporting unit.  In performing the analysis, Company management made numerous assumptions with respect to industry performance, reporting unit business performance, economic and market conditions and various other matters, many of which require significant management judgement.  Projections related to business unit performance over the next five years assumed an economic downturn over a 12-month time horizon subsequently returning to conservative positive growth rates in loan and deposits after that time period.  The analysis performed and the assumptions that were incorporated into the analysis reflect the best currently available estimates and judgements as to the expected future financial performance of the reporting unit at September 30, 2020.

As of December 31, 2020, management conducted a qualitative evaluation of current economic and COVID-19 conditions, Company performance, stock price and other pertinent factors, finally concluding that no additional goodwill impairment is warranted at this time.  At December 31, 2020, the Company had goodwill of $31,601 which could be at risk of further impairment with further declines in performance, stock price or market conditions for bank stocks.

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2020 and 2019, were as follows.

	Goodwill	Core Deposit
Balance as of January 1, 2019	$131,712	$21,725
Acquired in acquisition	4,720	1,350
Amortization	—	(3,168)
Balance as of December 31, 2019	136,432	19,907
Impairment	(104,831)	—
Amortization	—	(3,850)
Balance as of December 31, 2020	$31,601	$16,057

Estimated core deposit intangibles amortization expense for each of the following five years and thereafter is listed in the following table.

Expensed in one year or less	$4,116
Expensed after one year through two years	3,417
Expensed after two years through three years	2,627
Expensed after three years through four years	2,188
Expensed after four years through five years	1,647
Thereafter	2,062
Total	$16,057

NOTE 8 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2020, 2019 and 2018, the balances of the investments in qualified affordable housing projects were $7,799, $8,663 and $6,689. These balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $5,189, $5,836 and $3,965 at December 31, 2020, 2019 and 2018. The Company expects to fulfill these commitments during the years 2021 through 2034.

During the years ended December 31, 2020, 2019 and 2018, the Company recognized amortization expense of $860, $522 and $412, which was included within pretax income on the consolidated statements of income. Additionally, during the years ended December 31, 2020, 2019 and 2018, the Company recognized tax credits from its investment in affordable housing tax credits of $600, $636 and $568.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At December 31, 2020, the portfolio of interest rate swaps had a weighted average maturity of 6.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.21%.  At December 31, 2019, the portfolio of interest rate swaps had a weighted average maturity of 7.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 4.78%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At December 31, 2020, this portfolio of interest rate swaps had a weighted average maturity of 7.9 years, weighed average pay rate of 7.33% and a weighted rate received of 7.33%.  At December 31, 2019, this portfolio of interest rate swaps had a weighted average maturity of 8.8 years, weighted average pay rate of 4.92% and a weighted rate received of 4.92%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2020 and December 31, 2019.

	December 31, 2020			December 31, 2019
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,585	$—	$497	$5,797	$30	$177
Total derivatives designated as hedging relationships	5,585	—	497	5,797	30	177
Derivatives not designated as hedging instruments:
Interest rate swaps	119,341	7,172	7,820	114,571	3,505	3,899
Total derivatives not designated as hedging instruments	119,341	7,172	7,820	114,571	3,505	3,899
Total	$124,926	7,172	8,317	$120,368	3,535	4,076
Cash collateral		—	(8,440)		—	(4,186)
Netting adjustments		123	123		182	182
Net amount presented in balance sheet		$7,295	$—		$3,717	$72

The following table shows net gains or losses on derivatives and hedging activities for the years ended December 31, 2020, 2019 and 2018.

	2020	2019	2018
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—
Total net gain (loss) related to fair value hedge ineffectiveness	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	254	307	202
Total net gains (losses) related to derivatives not designated as hedging instruments	254	307	202
Net gains (losses) on derivatives and hedging activities	$254	$307	$202

The following table shows the recorded net gains or losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2020, 2019 and 2018.

	December 31, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$367	$(367)	$—	$(90)
Total	$367	$(367)	$—	$(90)

	December 31, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(387)	$387	$—	$21
Total	$(387)	$387	$—	$21

	December 31, 2018
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Ineffectiveness	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$283	$(283)	$—	$(40)
Total	$283	$(283)	$—	$(40)

NOTE 10 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $171,833 and $285,958 as of December 31, 2020 and 2019.

At December 31, 2020 and 2019, Certificate of Deposit Account Registry Services (“CDARS”) deposits of $14,857 and $9,503 were included in the Company’s time deposit balance.  Of the CDARS deposits at December 31, 2020 and 2019, $14,857 and $9,503 were reciprocal customer funds placed in the CDARS program.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

At December 31, 2020, the scheduled maturities of time deposits are as follows.

Due in one year or less	$456,542
Due after one year through two years	126,871
Due after two years through three years	22,709
Due after three years through four years	10,984
Due after four years through five years	9,139
Thereafter	609
Total	$626,854

NOTE 11 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2020 and 2019.

	2020	2019
Federal funds purchased	$—	$—
Retail repurchase agreements	$36,029	$35,708

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $47,113 and $40,412 at December 31, 2020 and 2019.  The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2020 and 2019.

	2020	2019
Average daily balance during the period	$45,041	$42,459
Average interest rate during the period	0.23%	0.36%
Maximum month-end balance during the period	$53,543	$45,575
Weighted average interest rate at period-end	0.22%	0.40%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of December 31, 2020 and 2019 were as follows.

	2020	2019
Federal Home Loan Bank line of credit advances	$—	$311,223
Federal Home Loan Bank fixed rate term advances	10,107	13,095
Total principal outstanding	10,107	324,318
Federal Home Loan Bank fixed rate term advances, fair market value adjustments	37	55
Total Federal Home Loan Bank advances	$10,144	$324,373

At December 31, 2020, the Company had no funds drawn against its line of credit.  At December 31, 2019, the Company had $311,223 drawn against its line of credit at a weighted average rate of 1.79%.

At December 31, 2020 and 2019, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $91,700 and $38,500.  These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $763,506 and $811,394 at December 31, 2020 and 2019.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $661,490 and $448,278 at December 31, 2020 and 2019.

Future principal repayments of the December 31, 2020, outstanding balances are as follows.

Due in one year or less	$2,357
Due after one year through two years	2,357
Due after two years through three years	2,357
Due after three years through four years	1,857
Due after four years through five years	1,179
Thereafter	—
Total	$10,107

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

There were no bank stock loan advances as of December 31, 2020.  Bank stock loan advances as of December 31, 2019, were as follows.

December 31, 2019	Outstanding Balance	Weighted Average Rate
Bank stock loan	$8,990	4.75%

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  For the twelve months ended December 31, 2020, the lender has granted the Company a waiver with reference to the return on assets ratio covenant contained within our loan contract.  The Company was in compliance with all other terms of the borrowing facility.

NOTE 12 – SUBORDINATED DEBT

The following table lists outstanding subordinated debt as of December 31, 2020 and 2019.

	2020	2019
Subordinated debentures	$14,872	$14,561
Subordinated notes	72,812	—
Total	$87,684	$14,561

Subordinated debentures

In conjunction with the 2012 acquisition of First Community Bancshares, Inc. (FCB), the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII”, respectively).

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2020 and 2019.  The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% (2.24% at December 31, 2020, and 3.99% at December 31, 2019) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

On March 30, 2007, CTIII, an unconsolidated subsidiary of the Company, issued $5,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2020 and 2019.  The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% (2.11% at December 31, 2020, and 3.78% at December 31, 2018) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTIII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037, or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to FCB were used by CTIII to purchase $5,155 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

In conjunction with the 2016 acquisition of Community First Bancshares, Inc. (CFBI), the Company assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary, Community First (AR) Statutory Trust I, (“CFSTI”).  The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% (3.50% at December 31, 2020, and 5.20% at December 31, 2019) on the stated liquidation amount of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032, or upon earlier redemption.

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

As a part of the acquisition of FCB, the Company recorded the debentures at an estimated fair value of $8,270.  As part of the acquisition of CFBI, the Company recorded the debentures at an estimated fair value of $4,187.  The initial fair value adjustments will be amortized against earnings on a prospective basis. At December 31, 2020 and 2019, the contractual balance and the unamortized fair value adjustments were as shown below.

	2020	2019
Contractual balance	$20,620	$20,620
Unamortized fair value adjustment	(5,748)	(6,059)
Net book value	$14,872	$14,561

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

Subordinated notes as of December 31, 2020, are listed below.

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	9.5
Total principal outstanding	75,000
Debt issuance cost	(2,188)
Total subordinated notes	$72,812

Subordinated notes are included in Tier 2 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

Future principal repayments

Future principal repayments of the December 31, 2020, outstanding balances for all borrowings are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$36,029	$2,357	$—	$—	$38,386
Due after one year through two years	—	2,357	—	—	2,357
Due after two years through three years	—	2,357	—	—	2,357
Due after three years through four years	—	1,857	—	—	1,857
Due after four years through five years	—	1,179	—	—	1,179
Thereafter	—	—	20,620	75,000	95,620
Total	$36,029	$10,107	$20,620	$75,000	$141,756

NOTE 13 – CONTRACTUAL OBLIGATIONS

At December 31, 2020 and 2019, the Company had contractual obligations of $5,189 and $5,836.  Contractual obligations represent commitments made by the Company to make capital investments in limited-liability entities that invest in qualified affordable housing projects.  The Company expects to fulfill these commitments during the years 2021 through 2034.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock.  There were no shares of preferred stock outstanding at December 31, 2020, 2019 or 2018.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share. At December 31, 2020 and 2019, the following table presents shares that were issued and were held in treasury or were outstanding.

	2020	2019
Class A common stock – issued	17,224,830	17,136,493
Class A common stock – held in treasury	(2,684,274)	(1,692,059)
Class A common stock – outstanding	14,540,556	15,444,434
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in, first-out method.

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019, and concluding October 30, 2020.  The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  Under this program, during the years ended December 31, 2020 and 2019, the Company repurchased a total of 1,100,000 shares of the Company’s outstanding common stock at an average price paid of $21.54 per share.

In September of 2020, the Company’s Board of Directors authorized an additional repurchase of up to 800,000 shares of the Company’s outstanding common stock, from time to time, beginning October 30, 2020, and concluding October 29, 2021.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  Under this program, during the year ended December 31, 2020, the Company repurchased a total of 313,231 shares of the Company’s outstanding common stock at an average price paid of $20.82 per share.

Restricted stock unit plan termination loans

In connection with termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units.  Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense.  Also, in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance.  These loans, totaling $43 at December 31, 2020, are collateralized by the shares received with an extended maturity date of March 31, 2021, and an interest rate of 1.60%.

Accumulated other comprehensive income (loss)

For the years ended December 31, 2020 and 2019, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from  the available-for-sale designation to the held-to-maturity designation.  During 2020, 2019 and 2018, there were no gains reclassified from accumulated other comprehensive income to net gains on sales of and settlement of securities within the consolidated statements of operations.  During 2020, 2019 and 2018, there was $509, $903 and $453 of accretion reclassified from accumulated other comprehensive income to taxable interest income on securities within the consolidated statements of operations.

Components of accumulated other comprehensive income as of December 31, 2020 and 2019 were as follows.

	Available -for-Sale Securities	Held-to -Maturity Securities	Accumulated Other Comprehensive Income
December 31, 2020
Net unrealized or unamortized gains (losses)	$26,426	$—	$26,426
Tax effect	(6,645)	—	(6,645)
	$19,781	$—	$19,781
December 31, 2019
Net unrealized or unamortized gains (losses)	$985	$(988)	$(3)
Tax effect	(248)	248	—
	$737	$(740)	$(3)

NOTE 15 – INCOME TAXES

Income tax expense is listed in the following table.

	2020	2019	2018
Current income tax expense
Federal	$9,054	$4,066	$4,655
State	2,435	1,649	2,212
Total current income tax expense	11,489	5,715	6,867
Deferred income tax expense
Federal	(8,770)	1,444	2,933
State	(2,319)	119	550
Total deferred income tax expense	(11,089)	1,563	3,483
Total income tax expense	$400	$7,278	$10,350

A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2020, 2019 and 2018) to the Company’s actual income tax expense is shown below.

	2020	2019	2018
Computed at the statutory rate	$(15,660)	$6,900	$9,697
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	407	1,422	1,909
Tax-exempt interest	(766)	(885)	(844)
Non-taxable life insurance income	(408)	(419)	(462)
Non-deductible expenses	183	353	264
Share-based payments	77	18	(23)
Federal tax credits	(600)	(636)	(568)
Non-deductible goodwill	17,584	—	—
Bargain purchase gain	(450)	—	—
Change in valuation allowance	164	396	655
Other	(131)	129	(278)
Income tax expense	$400	$7,278	$10,350

Components of deferred tax assets and liabilities are shown in the table below.

	2020	2019
Deferred tax assets
Allowance for loan losses	$8,376	$3,076
Tax credit carryforwards	897	974
Goodwill amortization	3,102	(1,871)
Accrued compensation	2,159	2,209
Net operating loss and attribute carryforwards	1,189	1,338
Other real estate owned	708	481
Acquired loans fair market value adjustments	1,897	2,717
Other	1,342	1,152
Gross deferred tax assets	19,670	10,076
Deferred tax liabilities
Assumed debt fair market value adjustments	1,389	1,464
Depreciation	4,491	3,934
Federal Home Loan Bank stock dividends	445	841
Acquisition related basis adjustment	938	—
Net unrealized or unamortized gains (losses) on securities	6,646	(1)
Core deposit intangibles	2,757	3,616
Other	377	564
Gross deferred tax liabilities	17,043	10,418
Valuation allowance	(1,479)	(1,623)
Net deferred tax asset (liability)	$1,148	$(1,965)

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.  In 2019, the Company recognized deferred tax liabilities of $21 for temporary differences associated with the MidFirst acquisition.  Federal net operating losses acquired through previous acquisitions were fully utilized at December 31, 2020.  Acquired federal tax credits totaling $897 at December 31, 2020, will expire between 2029 and 2034.  The utilization of these tax credit carryforwards is not expected to be limited by Internal Revenue Code (“IRC”) sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes in Arkansas, Kansas, Missouri, Oklahoma and Iowa.  Commercial banks are not allowed to file consolidated Kansas returns with non-bank consolidated group members.  The Company has unused state operating loss carryforwards of approximately $32,006 that expire between 2021 and 2030 resulting from the separate Kansas corporate returns of Equity Bancshares, Inc. and SA Holdings, Inc.  These operating losses have a valuation allowance of $28,319 recorded against them.  In connection with a 2015 acquisition, the Company acquired Kansas net operating losses useable against Kansas bank income.  At December 31, 2020, the Kansas net operating loss carryforward useable against Kansas bank income totaled $2,054 with expiration dates between 2021 and 2024.  The utilization of this acquired Kansas net operating loss carryforward is expected to be limited and a valuation allowance has been recorded against the portion which is expected to expire unused.  In establishing a valuation allowance, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  Based on this analysis, certain deferred tax assets have a valuation allowance recorded against them resulting in a zero carrying value.  The Company is generally no longer subject to U.S. federal, state and local tax examinations for years before 2017.  At December 31, 2020, there were no examinations in any jurisdiction.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in January 1, 2019.  The Basel III rules also require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5%.  The new capital conservation buffer requirement was to be phased in beginning January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented January 2019.  An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of December 31, 2020, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2020, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2020 and 2019, are presented in the tables below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2020
Total capital to risk weighted assets
Equity Bancshares, Inc.	$462,865	17.35%	$280,072	10.50%	$	N/A	N/A
Equity Bank	418,992	15.73%	279,646	10.50%		266,329	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	356,707	13.37%	226,725	8.50%		N/A	N/A
Equity Bank	385,696	14.48%	226,380	8.50%		213,064	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	341,835	12.82%	186,714	7.00%		N/A	N/A
Equity Bank	385,696	14.48%	186,431	7.00%		173,114	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	356,707	9.30%	153,490	4.00%		N/A	N/A
Equity Bank	385,696	10.07%	153,276	4.00%		191,595	5.00%

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2019
Total capital to risk weighted assets
Equity Bancshares, Inc.	$352,853	12.59%	$294,341	10.50%	$	N/A	N/A
Equity Bank	348,951	12.47%	293,917	10.50%		279,921	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	340,621	12.15%	238,276	8.50%		N/A	N/A
Equity Bank	336,719	12.03%	237,933	8.50%		223,937	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	326,060	11.63%	196,227	7.00%		N/A	N/A
Equity Bank	336,719	12.03%	195,945	7.00%		181,949	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	340,621	9.02%	151,072	4.00%		N/A	N/A
Equity Bank	336,719	8.92%	150,943	4.00%		188,679	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 17 – RELATED PARTY TRANSACTIONS

At December 31, 2020 and 2019, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $1,978 and $2,030.  Changes during 2020 are listed below.

2020
Balance at January 1, 2020	$2,030
New loans/advances	1,363
Repayments	(1,415)
Balance at December 31, 2020	$1,978

At December 31, 2020 and 2019, the Company had deposits from executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $6,108 and $6,894.

NOTE 18 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to $20 of their compensation.  Contributions to the profit-sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors.  Employer contributions charged to expense for 2020, 2019 and 2018 were $1,023, $826 and $885.

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

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer.  The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date).  As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date.  As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30.  The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2019.

The following table presents the net pension cost and funded status of the Company relating to the Pentegra Defined Benefit Plan since the date of acquisition (dollar amounts in thousands).

	2020	2019
Net pension cost charged to salaries and employee benefits	$158	$142
Pentegra defined benefit plan funded status as of July 1	108.20%	108.62%
Plan's funded status as of July 1	90.55%	91.40%
Contributions paid to the plan	$144	$109

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2019.

NOTE 19 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2013 Stock Incentive Plan (the Plan) reserved 1,500,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors.  The Plan replaced the 2006 Non-qualified Stock Option Plan (2006 Plan).  Under the 2006 Plan, there were 150,000 and 150,000 fully vested and exercisable options outstanding at December 31, 2020 and 2019.  No new grants of options may be made under the 2006 Plan.  The Company believes that stock-based awards better align the interests of its employees with those of its stockholders.  Under the Company’s 2020 and 2019 director compensation policy, the directors receive a portion of their compensation in stock.  For the years ended December 31, 2020 and 2019, the Company recognized expense of $260 and $160 and issued 17,703 and 9,104 shares.  For years prior to 2019, the directors could elect to receive all or a portion of their fees in cash, Company stock or non-qualified stock options.  During the year ended December 31, 2018, the Company recognized director compensation expense of $53 and issued 1,375 shares of Company stock pursuant to certain directors’ elections.  At December 31, 2020, there were 497,501 shares available for equity awards under the Plan.

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2020 and 2019.

December 31, 2020	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	785,758	$23.17	6	$6,896
Exercised	(1,150)	17.43	4	—
Forfeited or expired	(33,275)	29.66	6	—
Outstanding at end of year	751,333	$22.89	5	$2,790
Fully vested and expected to vest	751,333	$22.89	5	$2,790
Exercisable at end of year	647,861	$21.22	4	$2,790

December 31, 2019	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	852,556	$23.57	7	$10,044
Granted	61,019	32.43	10	—
Exercised	(20,402)	18.22	6	—
Forfeited or expired	(107,415)	32.56	9	—
Outstanding at end of year	785,758	$23.17	6	$6,896
Fully vested and expected to vest	785,758	$23.17	6	$6,896
Exercisable at end of year	609,323	$20.45	5	$6,797

There were no stock options granted during the year ended December 31, 2020.  The fair values of stock options granted during the years ended December 31, 2019 and 2018, were estimated to be $7.10 per share and $9.01 per share.  The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  Expected stock price volatility is based on the historical volatility of the SNL Bank Index.  The expected term of options granted is based on the Simplified Method.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2019	2018
Risk free rate	2.52%	2.45%
Market value of stock on grant date	$32.43	$34.69
Expected term (in years)	5.8	6.3
Expected volatility	15.71%	19.71%
Dividend rate	—%	—%

Compensation expense for stock options is recognized as the options vest.  Total stock option compensation cost that has been charged against income was $464, $520, and $813 for 2020, 2019 and 2018.  The total income tax benefit was $117, $131 and $205.  At December 31, 2020, there was $529 thousand of unrecognized compensation expense related to non-vested stock options granted under the Plan.  Unrecognized compensation expense at December 31, 2020, will be recognized over a remaining weighted average period of 5 years.

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

A summary of changes in the Company’s non-vested RSUs is shown below.

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2020	187,450	$34.56
Granted	126,827	25.38
Vested	(34,891)	34.36
Forfeited	(18,308)	30.58
Outstanding at December 31, 2020	261,078	$30.39

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2019	132,107	$36.78
Granted	102,995	32.01
Vested	(23,628)	36.29
Forfeited	(24,024)	34.14
Outstanding at December 31, 2019	187,450	$34.56

Compensation expense is recognized over the vesting period of the award based on the fair value of RSU awards at the grant date.  The Company recognized share-based compensation attributable to RSUs of $2,650, $1,991 and $1,643 for the years ended December 31, 2020, 2019 and 2018.  The total income tax benefit was $667, $501 and $413 for the same time periods.  Unrecognized RSU compensation expense of $4.1 million at December 31, 2020, will be recognized over a remaining weighted average period of 2 years.

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

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
February 15, 2019 to August 14, 2019	19,221	$21.07	$72
August 15, 2019 to February 14, 2020	16,764	21.11	63
February 15, 2020 to August 14, 2020	17,829	13.61	43

NOTE 20 – EARNINGS PER SHARE

Earnings per share were computed as shown below.

	2020	2019	2018
Basic:
Net income allocable to common stockholders	$(74,970)	$25,579	$35,825
Weighted average common shares outstanding	15,097,726	15,618,690	15,389,513
Weighted average vested restricted stock units	786	1,201	4,403
Weighted average shares	15,098,512	15,619,891	15,393,916
Basic earnings per common share	$(4.97)	$1.64	$2.33
Diluted:
Net income allocable to common stockholders	$(74,970)	$25,579	$35,825
Weighted average common shares outstanding for:
Basic earnings per common share	15,098,512	15,619,891	15,393,916
Dilutive effects of the assumed exercise of stock options	—	201,409	293,588
Dilutive effects of the assumed redemption of RSUs	—	21,839	20,882
Average shares and dilutive potential common shares	15,098,512	15,843,139	15,708,386
Diluted earnings per common share	$(4.97)	$1.61	$2.28

Dilutive shares not included above due to the net loss in the period.

	2020	2019	2018
Dilutive effects of the assumed exercise of stock options	98,943	—	—
Dilutive effects of the assumed vesting of restricted stock units	37,677	—	—
Dilutive effects of the assumed exercise of ESPP purchases	3,367	—	—
Total dilutive shares	139,987	—	—

Average outstanding stock options and RSUs not included in the computation of diluted earnings (loss) because they were antidilutive are shown below.

	2020	2019	2018
Stock options	309,951	308,933	26,419
Restricted stock units	135,155	2,027	—
Total antidilutive shares	445,106	310,960	26,419

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of available-for-sale securities are carried at fair value on a recurring basis.  To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as Level 1.  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  The Company’s available-for-sale securities include residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies) and are classified as Level 2.

The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the derivative.

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$1,023	$—
U.S. Treasury securities	—	4,025	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	651,425	—
Private label residential mortgage backed securities	—	44,178	—
Corporate	—	53,650	—
Small Business Administration loan pools	—	1,270	—
State and political subdivisions	—	116,256	—
Derivative assets:
Derivative assets (included in other assets)	—	7,172	—
Cash collateral held by counterparty and netting adjustments	123	—	—
Total derivative assets	123	7,172	—
Other assets:
Equity securities with readily determinable fair value	506	—	—
Total other assets	506	—	—
Total assets	$629	$878,999	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,317	$—
Cash collateral held by counterparty and netting adjustments	(8,317)	—	—
Total derivative liabilities	(8,317)	8,317	—
Total liabilities	$(8,317)	$8,317	$—

	December 31, 2019
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
Mortgage backed securities
Government-sponsored residential mortgage backed securitites	$—	$142,067	$—
Derivative assets:
Derivative assets (included in other assets)	—	3,535	—
Cash collateral held by counterparty and netting adjustments	182	—	—
Total derivative assets	182	3,535	—
Other assets:
Equity securities with readily determinable fair value	489	—	—
Total other assets	489	—	—
Total assets	$671	$145,602	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$4,076	$—
Cash collateral held by counterparty and netting adjustments	(4,004)	—	—
Total derivative liabilities	(4,004)	4,076	—
Total liabilities	$(4,004)	$4,076	$—

There were no transfers between Levels during 2020 or 2019.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	December 31, 2020
	Level 1	Level 2	Level 3
Impaired loans:
Commercial real estate	$—	$—	$3,359
Commercial and industrial	—	—	16,343
Residential real estate	—	—	2,165
Agricultural real estate	—	—	2,383
Other	—	—	852
Other real estate owned:
Commercial real estate	—	—	3,882
Residential real estate	—	—	469

	December 31, 2019
	Level 1	Level 2	Level 3
Impaired loans:
Commercial real estate	$—	$—	$2,411
Commercial and industrial	—	—	15,688
Residential real estate	—	—	2,920
Agricultural real estate	—	—	866
Other	—	—	1,549
Other real estate owned:
Commercial real estate	—	—	1,268
Residential real estate	—	—	42

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2020 and 2019.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2020
Impaired real estate loans	$13,443	Sales Comparison Approach	Adjustments for differences between comparable sales	2% - 22% (12%)

Impaired other loans	$11,659	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5.0X)

Impaired other real estate owned	$4,351	Sales Comparison Approach	Adjustments for differences between comparable sales	16% - 42% (29%)
December 31, 2019
Impaired real estate loans	$9,173	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 12% (8%)

Impaired other loans	$14,261	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5.0X)

Impaired other real estate owned	$1,310	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 55% (32%)

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated.

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$280,698	$280,698	$280,698	$—	$—
Interest-bearing deposits	249	249	—	249	—
Available-for-sale securities	871,827	871,827	—	871,827	—
Loans held for sale	12,394	12,394	—	12,394	—
Loans, net of allowance for loan losses	2,557,987	2,430,325	—	—	2,430,325
Federal Reserve Bank and Federal Home Loan Bank stock	16,415	16,415	—	16,415	—
Interest receivable	15,831	15,831	—	15,831	—
Derivative assets	7,172	7,172	—	7,172	—
Cash collateral held by derivative counterparty and netting adjustments	123	123	123	—	—
Total derivative assets	7,295	7,295	123	7,172	—
Equity securities with readily determinable fair value	506	506	506	—	—
Total assets	$3,763,202	$3,635,540	$281,327	$923,888	$2,430,325
Financial liabilities:
Deposits	$3,447,590	$3,451,366	$—	$3,451,366	$—
Federal funds purchased and retail repurchase agreements	36,029	36,029	—	36,029	—
Federal Home Loan Bank advances	10,144	10,656	—	10,656	—
Subordinated debentures	14,872	14,872	—	14,872	—
Subordinated notes	72,812	80,448	—	80,448	—
Contractual obligations	5,189	5,189	—	5,189	—
Interest payable	1,231	1,231	—	1,231	—
Derivative liabilities	8,317	8,317	—	8,317	—
Cash collateral held by derivative counterparty and netting adjustments	(8,317)	(8,317)	(8,317)	—	—
Total derivative liabilities	—	—	(8,317)	8,317	—
Total liabilities	$3,587,867	$3,599,791	$(8,317)	$3,608,108	$—

	December 31, 2019
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$89,291	$89,291	$89,291	$—	$—
Interest-bearing deposits	2,498	2,498	—	2,498	—
Available-for-sale securities	142,067	142,067	—	142,067	—
Held-to-maturity securities	769,059	783,911	—	783,911	—
Loans held for sale	5,933	5,933	—	5,933	—
Loans, net of allowance for loan losses	2,544,420	2,538,209	—	—	2,538,209
Federal Reserve Bank and Federal Home Loan Bank stock	31,137	31,137	—	31,137	—
Interest receivable	15,738	15,738	—	15,738	—
Derivative assets	3,535	3,535	—	3,535	—
Cash collateral held by derivative counterparty and netting adjustments	182	182	182	—	—
Total derivative assets	3,717	3,717	182	3,535	—
Equity securities with readily determinable fair value	489	489	489	—	—
Total assets	$3,604,349	$3,612,990	$89,962	$984,819	$2,538,209
Financial liabilities:
Deposits	$3,063,516	$3,070,305	$—	$3,070,305	$—
Federal funds purchased and retail repurchase agreements	35,708	35,708	—	35,708	—
Federal Home Loan Bank advances	324,373	324,373	—	324,373	—
Bank stock loan	8,990	8,990	—	8,990	—
Subordinated debentures	14,561	14,561	—	14,561	—
Contractual obligations	5,836	5,836	—	5,836	—
Interest payable	4,454	4,454	—	4,454	—
Derivative liabilities	4,076	4,076	—	4,076	—
Cash collateral held by derivative counterparty and netting adjustments	(4,004)	(4,004)	(4,004)	—	—
Total derivative liabilities	72	72	(4,004)	4,076	—
Total liabilities	$3,457,510	$3,464,299	$(4,004)	$3,468,303	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2020 and 2019 were as follows.

	December 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$50,123	$129,860	$41,916	$141,685
Mortgage loans in the process of origination	13,826	1,713	9,200	2,473
Unused lines of credit	120,720	226,731	95,866	150,749

At December 31, 2020, the fixed rate loan commitments have interest rates ranging from 2.40% to 7.51% and maturities ranging from 1 month to 128 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified pre-conditions are met.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The contractual amounts of standby letters of credit as of December 31, 2020 and 2019 are listed below.

	December 31, 2020		December 31, 2019
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$9,020	$3,314	$2,877	$3,352

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

Equity Bank is a party to a lawsuit filed on November 5, 2020, in Missouri federal court on behalf of one of our customers, alleging improperly collected overdraft fees.  The plaintiff seeks to have the case certified as a class action.  The plaintiff attempted to have the case transferred from the assigned judge to another judge in the district.  That motion was denied.  The Bank was served on February 2, 2021.  The Company plans to file a motion to dismiss the claims.  The Company believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.  At this time, the Company is unable to reasonably estimate the outcome of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the years ended December 31, 2020 and 2019.

	2020	2019
Non-interest income
Service charges and fees	$6,856	$8,672
Debit card income	9,136	8,230
Mortgage banking(a)	3,153	2,468
Increase in bank-owned life insurance(a)	1,941	1,998
Net gain on acquisition(a)	2,145	—
Net gain (loss) from securities transactions(a)	11	14
Other non-interest income
Investment referral income	567	590
Trust income	433	243
Insurance sales commissions	275	177
Recovery on zero-basis purchased loans(a)	134	143
Income from equity method investments(a)	(210)	26
Other non-interest income related to loans and deposits	1,299	2,340
Other non-interest income not related to loans and deposits(a)	283	87
Total other non-interest income	2,781	3,606
Total	$26,023	$24,988
(a) Not within the scope of ASC 606

A description of the Company’s revenue streams accounted for under ASC 606 follows.

Service Charges and Fees

The company earns fees from its deposit customers for transaction-based account maintenance and overdraft services.  Transaction-based fees, which include services such as stop payment charges, statement rendering and ACH fees, are recognized at the time the transaction is executed as that is the point in time the Company fulfills the customer’s request.  Account maintenance fees, which relate primarily to monthly maintenance, are earned over the course of a month, representing the period over which the Company satisfies the performance obligation.  Overdraft fees are recognized at the point in time that the overdraft occurs.  Service charges on deposits are collected through withdrawal from the customer’s account balance.

Debit Card Income

The Company earns debit card income from cardholder transactions conducted through payment processors.  Debit card income from cardholder transactions represents a percentage of the underlying transaction value and is recognized concurrently with the transaction processing services provided to the cardholder.

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

NOTE 25 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is the condensed financial information as to financial position, results of operations and cash flows of the Parent Company.

CONDENSED BALANCE SHEET

	2020	2019
ASSETS
Cash and due from banks	$31,970	$2,991
Investment in Equity Bank	452,304	489,261
Investment in EBAC	3,915	3,837
Other assets	7,657	7,908
Total assets	$495,846	$503,997
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank stock loan	$—	$8,990
Subordinated debt	87,684	14,561
Interest payable and other liabilities	513	2,386
Total liabilities	88,197	25,937
Stockholders’ equity	407,649	478,060
Total liabilities and stockholders’ equity	$495,846	$503,997

CONDENSED STATEMENT OF INCOME

	2020	2019	2018
Dividends from Equity Bank	$7,500	$23,000	$30,500
Other income	1	4	3
Total income	7,501	23,004	30,503
Expenses
Interest expense	3,924	1,905	1,918
Other expenses	2,536	2,254	3,358
Total expenses	6,460	4,159	5,276
Income before income tax and equity in undistributed income (loss) of subsidiaries	1,041	18,845	25,227
Income tax benefit	1,504	1,081	1,025
Income before equity in undistributed income (loss) of subsidiaries	2,545	19,926	26,252
Equity in undistributed income (loss) of Equity Bank	(77,143)	5,978	9,681
Equity in undistributed income (loss) of EBAC	(372)	(325)	(108)
Net income (loss) and net income (loss) allocable to common stockholders	$(74,970)	$25,579	$35,825

CONDENSED STATEMENT OF CASH FLOWS

	2020	2019	2018
Cash flows from operating activities
Net income (loss)	$(74,970)	$25,579	$35,825
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	3,473	2,870	2,509
Equity in undistributed (income) loss of Equity Bank	77,143	(5,978)	(9,681)
Equity in undistributed (income) loss of EBAC	372	325	108
Net amortization of purchase valuation adjustments	388	301	292
Net change in:
Other assets	(300)	(4,092)	(4,092)
Interest payable and other liabilities	(4,524)	(147)	(50)
Net cash from (to) operating activities	1,582	18,858	24,911
Cash flows (to) from investing activities
Purchase stock of Eastman, net of holding company cash acquired	—	—	(55)
Purchase stock of KBC, net of holding company cash acquired	—	—	(14,151)
Purchase stock of Adams, net of holding company cash acquired	—	—	(4,179)
Purchase assets of City Bank, net of liabilities assumed	—	—	(18,900)
Additional investment in Equity Bank	(17,200)	—	—
Additional investment in EBAC	(450)	(900)	(3,370)
Net cash (used in) investing activities	(17,650)	(900)	(40,655)
Cash flows (to) from financing activities
Borrowings on bank stock loan	38,354	7,209	22,500
Principal payments on bank stock loan	(47,344)	(13,669)	(9,550)
Borrowings on subordinated debt	75,000	—	—
Subordinated debt issue cost	(2,265)	—	—
Proceeds from exercise of employee stock options	20	371	133
Principal payments on employee stock loan	34	44	—
Proceeds from employee stock purchase plan	596	405	—
Purchase of treasury stock	(19,348)	(10,867)	—
Net cash provided by (used in) financing activities	45,047	(16,507)	13,083
Net change in cash and cash equivalents	28,979	1,451	(2,661)
Cash and cash equivalents, beginning of period	2,991	1,540	4,201
Ending cash and cash equivalents	$31,970	$2,991	$1,540