Form 10-Q
period 2021-03-31
EQUITY BANCSHARES INC
filed 2021-05-06
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of April 30, 2021, the registrant had 14,334,627 shares of Class A common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature.  These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control, particularly with regard to developments related to the COVID-19 pandemic.  Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.  Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021, and in Item 1A – Risk Factors of this Quarterly Report.

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

•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;
•	differences in our qualitative factors used in our calculation of the allowance for credit losses from actual results;
•	inadequacies in our allowance for loan losses which could require us to take a charge to earnings and thereby adversely affect our financial condition;
•	interest rate fluctuations which could have an adverse effect on our profitability;
•	the impact of the transition from London Interbank Offered Rate (“LIBOR”) and our ability to adequately manage such transition;
•	a continued economic downturn related to the COVID-19 pandemic, especially one affecting our core market areas;
•	inability of borrowers on deferral to make payments on their loans following the end of the deferral period;
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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2021 and December 31, 2020

(Dollar amounts in thousands)

	(Unaudited) March 31,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$136,190	$280,150
Federal funds sold	498	548
Cash and cash equivalents	136,688	280,698
Interest-bearing time deposits in other banks	249	249
Available-for-sale securities	998,100	871,827
Loans held for sale	8,609	12,394
Loans, net of allowance for credit losses of $55,525 and $33,709	2,740,215	2,557,987
Other real estate owned, net	10,559	11,733
Premises and equipment, net	90,322	89,412
Bank-owned life insurance	102,645	77,044
Federal Reserve Bank and Federal Home Loan Bank stock	15,174	16,415
Interest receivable	16,655	15,831
Goodwill	31,601	31,601
Core deposit intangibles, net	15,023	16,057
Other	30,344	32,108
Total assets	$4,196,184	$4,013,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$972,364	$791,639
Total non-interest-bearing deposits	972,364	791,639
Savings, NOW and money market	2,074,261	2,029,097
Time	587,905	626,854
Total interest-bearing deposits	2,662,166	2,655,951
Total deposits	3,634,530	3,447,590
Federal funds purchased and retail repurchase agreements	40,339	36,029
Federal Home Loan Bank advances	9,926	10,144
Subordinated debt	87,788	87,684
Contractual obligations	4,856	5,189
Interest payable and other liabilities	20,930	19,071
Total liabilities	3,798,369	3,605,707
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	175	174
Additional paid-in capital	387,939	386,820
Retained earnings	53,459	50,787
Accumulated other comprehensive income, net of tax	12,019	19,781
Employee stock loans	—	(43)
Treasury stock	(55,777)	(49,870)
Total stockholders’ equity	397,815	407,649
Total liabilities and stockholders’ equity	$4,196,184	$4,013,356

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months ended March 31, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2021	2020
Interest and dividend income
Loans, including fees	$31,001	$34,376
Securities, taxable	3,799	4,620
Securities, nontaxable	724	966
Federal funds sold and other	288	595
Total interest and dividend income	35,812	40,557
Interest expense
Deposits	2,410	6,864
Federal funds purchased and retail repurchase agreements	22	31
Federal Home Loan Bank advances	65	1,175
Bank stock loan	—	109
Subordinated debt	1,556	283
Total interest expense	4,053	8,462
Net interest income	31,759	32,095
Provision (reversal) for credit losses	(5,756)	9,940
Net interest income after provision (reversal) for credit losses	37,515	22,155
Non-interest income
Service charges and fees	1,596	2,026
Debit card income	2,350	2,043
Mortgage banking	935	590
Increase in value of bank-owned life insurance	601	482
Net gain on acquisition	(78)	—
Net gain from securities transactions	17	8
Other	1,291	157
Total non-interest income	6,712	5,306
Non-interest expense
Salaries and employee benefits	12,722	13,504
Net occupancy and equipment	2,368	2,235
Data processing	2,663	2,663
Professional fees	1,073	1,367
Advertising and business development	682	696
Telecommunications	580	487
FDIC insurance	415	517
Courier and postage	369	384
Free nationwide ATM cost	472	420
Amortization of core deposit intangibles	1,034	802
Loan expense	238	234
Other real estate owned	5	308
Merger expenses	152	—
Other	2,108	2,141
Total non-interest expense	24,881	25,758
Income before income taxes	19,346	1,703
Provision for income taxes	4,271	445
Net income and net income allocable to common stockholders	$15,075	$1,258
Basic earnings per share	$1.04	$0.08
Diluted earnings per share	$1.02	$0.08

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months ended March 31, 2021 and 2020

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2021	2020
Net income	$15,075	$1,258
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period on available-for-sale securities	(10,369)	4,862
Amortization of unrealized loss on held-to-maturity securities	—	177
Total other comprehensive income	(10,369)	5,039
Tax effect	2,607	(1,267)
Other comprehensive income (loss), net of tax	(7,762)	3,772
Comprehensive income	$7,313	$5,030

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2021 and 2020

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2020	15,444,434	$174	$382,731	$125,757	$(3)	$(77)	$(30,522)	$478,060
Net income	—	—	—	1,258	—	—	—	1,258
Other comprehensive income, net of tax effects	—	—	—	—	3,772	—	—	3,772
Stock-based compensation	—	—	756	—	—	—	—	756
Common stock issued upon exercise of stock options	400	—	9	—	—	—	—	9
Common stock issued under stock-based incentive plan	32,849	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	16,764	—	354	—	—	—	—	354
Repayment on employee stock loans	—	—	—	—	—	34	—	34
Treasury stock purchases	(295,461)	—	—	—	—	—	(6,892)	(6,892)
Balance at March 31, 2020	15,198,986	$174	$383,850	$127,015	$3,769	$(43)	$(37,414)	$477,351

Balance at January 1, 2021	14,540,556	$174	$386,820	$50,787	$19,781	$(43)	$(49,870)	$407,649
Net income	—	—	—	15,075	—	—	—	15,075
Other comprehensive income (loss), net of tax effects	—	—	—	—	(7,762)	—	—	(7,762)
Stock-based compensation	—	—	712	—	—	—	—	712
Common stock issued upon exercise of stock options	11,483	—	167	—	—	—	—	167
Common stock issued under stock-based incentive plan	47,265	1	(1)	—	—	—	—	—
Common stock issued under employee stock purchase plan	17,621	—	241	—	—	—	—	241
Repayment on employee stock loans	—	—	—	—	—	43	—	43
Treasury stock purchases	(233,012)	—	—	—	—	—	(5,907)	(5,907)
Implementation of ASU 2016-13, Current Expected Credit Losses	—	—	—	(12,403)	—	—	—	(12,403)
Balance at March 31, 2021	14,383,913	$175	$387,939	$53,459	$12,019	$—	$(55,777)	$397,815

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	(Unaudited) March 31,
	2021	2020
Cash flows from operating activities
Net income	$15,075	$1,258
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	712	756
Depreciation	1,011	933
Amortization of operating lease right-of-use asset	100	153
Amortization of cloud computing implementation costs	30	27
Provision (reversal) for credit losses	(5,756)	9,940
Net (accretion) amortization of purchase accounting adjustments	(361)	(906)
Amortization (accretion) of premiums and discounts on securities	2,261	1,471
Amortization of intangibles	1,045	814
Deferred income taxes	1,687	257
Federal Home Loan Bank stock dividends	(2)	(265)
Loss (gain) on sales and valuation adjustments on other real estate owned	(171)	177
Change in unrealized loss (gain) on equity securities	(17)	(8)
Loss (gain) on disposal of premises and equipment	(8)	—
Loss (gain) on sale of foreclosed assets	9	27
Loss (gain) on sales of loans	(793)	(478)
Originations of loans held for sale	(27,907)	(23,381)
Proceeds from the sale of loans held for sale	32,485	23,298
Increase in the value of bank-owned life insurance	(601)	(482)
Change in fair value of derivatives recognized in earnings	(350)	495
Gain on acquisition	78	—
Payments on operating lease payable	(123)	(178)
Net change in:
Interest receivable	(824)	189
Other assets	7,553	(4,448)
Interest payable and other liabilities	(1,407)	(1,100)
Net cash provided by (used in) operating activities	23,726	8,549
Cash flows from (to) investing activities
Purchases of available-for-sale securities	(242,563)	(50,368)
Purchases of held-to-maturity securities	—	(2,754)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	103,660	9,023
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	—	48,989
Net change in loans	(100,306)	51,251
Purchases of mortgage loans	(89,450)	(751)
Capitalized construction cost of other real estate owned	—	(52)
Purchase of premises and equipment	(1,921)	(1,204)
Proceeds from sale of premises and equipment	8	17
Proceeds from sale of foreclosed assets	37	97
Net redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock	1,243	(260)
Net redemption (purchase) of correspondent and miscellaneous other stock	(68)	—
Proceeds from sale of other real estate owned	1,402	2,455
Purchase of bank-owned life insurance	(25,000)	—
Net cash provided by (used in) investing activities	(352,958)	56,443
Cash flows from (to) financing activities
Net increase (decrease) in deposits	186,931	(103,149)
Net change in federal funds purchased and retail repurchase agreements	4,310	1,405
Net borrowings (payments) on Federal Home Loan Bank line of credit	—	(184,223)

Proceeds from Federal Home Loan Bank term advances	—	250,000
Principal payments on Federal Home Loan Bank term advances	(214)	(525)
Proceeds from Federal Reserve Bank discount window	1,000	—
Principal payments on Federal Reserve Bank discount window	(1,000)	—
Proceeds from bank stock loan	—	38,354
Principal payments on bank stock loan	—	(7,344)
Principal payments on employee stock loans	43	34
Proceeds from the exercise of employee stock options	167	9
Proceeds from employee stock purchase plan	241	354
Debt issuance cost	(16)	—
Purchase of treasury stock	(5,907)	(6,892)
Net change in contractual obligations	(333)	(55)
Net cash provided by (used in) financing activities	185,222	(12,032)
Net change in cash and cash equivalents	(144,010)	52,960
Cash and cash equivalents, beginning of period	280,698	89,291
Ending cash and cash equivalents	$136,688	$142,251
Supplemental cash flow information:
Interest paid	$3,035	$8,942
Income taxes paid, net of refunds	—	—
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	$60	$157
Other repossessed assets acquired in settlement of loans	59	21

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly-owned subsidiaries, EBAC, LLC and Equity Bank and Equity Bank’s wholly-owned subsidiaries, EBHQ, LLC and SA Holdings, Inc.  These entities are collectively referred to as the “Company”.  All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2021.  Operating results for the three months ended March 31, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

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

Credit

As a result of the current economic environment caused by the COVID-19 virus, the Company is engaging in frequent communication with borrowers to better understand their situation and the challenges faced, allowing the Company to respond proactively as needs and issues arise.  Should economic conditions worsen, the Company could experience further increases in its required allowance for credit losses and record additional provision for credit losses.  It is possible that the Company’s asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged.

Many industries have and will continue to experience adverse impacts as a result of COVID-19.  Our exposure from outstanding loans and commitments to industries which we consider a higher risk totaled approximately $296,386 in hospitality and $39,399 in aircraft manufacturing at March 31, 2021.

Allowance for Credit Losses - Loans

As described below under Recently Adopted Accounting Pronouncements, the Company adopted the FASB ASU 2016-13 effective January 1, 2021, which requires the estimation of an allowance for credit losses in accordance with the current expected credit loss (“CECL”) methodology.  Management assesses the adequacy of the allowance on a quarterly basis.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date.  The allowance is adjusted through provision for credit losses and charge-offs, net of recoveries of amounts previously charged off.  The Company adopted ASC Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for the reporting period beginning after January 1, 2021 are presented under ASC Topic 326, while prior amounts continue to be reported in accordance with previously applicable GAAP.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30.  In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  On January 1, 2021, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $12,020 to the allowance for credit losses.  The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021.

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics.  The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses:

• Commercial real estate mortgage loans – Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property.  For such loans, repayment is largely dependent upon the operation of the borrower's business.

• Commercial and industrial loans – Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.  These loans are generally secured by equipment, inventory, and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.

• Residential real estate mortgage loans – Residential real estate mortgage consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit.  Repayment is primarily dependent on the personal cash flow of the borrower.

• Agricultural real estate loans – Agricultural real estate loans are secured by real estate related to farmland and are affected by the value of farmland.  Generally, the borrower’s ability to repay is based on the value of farmland and cash flows from farming operations.

• Consumer – Consumer loans include all loans issued to individuals not included in the categories above.  Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others.  Many consumer loans are unsecured.  Repayment is primarily dependent on the personal cash flow of the borrower.

• Agricultural production loans – Agricultural production loans are primarily operating lines subject to annual farming revenues, including productivity and yield of farm products and market pricing at the time of sale.

The Company primarily utilizes a probability of default (“PD”) and loss given default (“LGD”) modeling approach for historical loss coupled with a macroeconomic factor analysis derived from a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within our geographical footprint.  The macroeconomic regression is based on a multivariate approach and includes key indicators that provide the highest cumulative adjusted R-square figure.  Economic factors include, but are not limited to, national unemployment, gross domestic product, market interest rates and property pricing indices.  To arrive at the most predictive calculation, a lag factor was applied to these inputs, resulting in current and historic economic inputs driving the projection of loss over our reasonable, supportable forecast period which management has defined as 12 months for all portfolio segments.  Following the reasonable, supportable forecast period loss experience immediately reverts to the longer run historical loss experience of the Company.  The resultant loss rates are applied to the estimated future exposure at default (“EAD”), as determined based on contractual amortization terms through an average default month and estimated prepayment experience in arriving at the quantitative reserve within our allowance for credit losses.

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.  The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period.  The data for each measurement may be obtained from internal or external sources.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time.  The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios.  These adjustments are based upon quarterly trend assessments in projective economic sentiment, portfolio concentrations, policy exceptions, personnel retention, independent loan review results, collateral considerations, risk ratings and competition.  The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.  Due to the inclusion of a lag factor in our quantitative economic analysis discussed above, the allowance for credit losses, as of implementation and through the reporting date, is heavily influenced by the qualitative economic factor considered by management to be reflective of risk associated with the COVID-19 pandemic.

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated pools.  Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral.  When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs.  For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, the Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected.  Loans for which terms have been modified in a troubled debt restructuring (“TDR”) are evaluated using these same individual evaluation methods.  In the event the discounted cash flow method is used for a TDR, the original interest rate is used to discount expected cash flows.

In assessing the adequacy of the allowance for credit losses, the Company considers the results of the Company’s ongoing, independent loan review process.  The Company undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio.  Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners.  The Company incorporates relevant loan review results in the allowance.

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for prepayments.  The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by the Company.  Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs.  Accrued interest receivable, as allowed under ASU 2016-13, is excluded from the credit loss estimate, is presented separately on the balance sheets and is excluded from the tabular loan disclosures in Note 3.

While its policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are necessarily approximate and imprecise.  There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancellable.  The allowance for off-balance-sheet exposures is adjusted through other noninterest expense.  The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding.  Estimated credit losses on subsequently funded balances are based on the same assumptions used to estimated credit losses on existing funded loans.

Allowance for Credit Losses – Securities Available-for-Sale

For any securities classified as available-for-sale that are in an unrealized loss position at the balance sheet date, the Company assesses whether or not it intends to sell the security, or more likely than not will be required to sell the security, before recovery of its amortized cost basis.  If either criterion is met, the security's amortized cost basis is written down to fair value through net income.  If neither criterion is met, the Company evaluates whether any portion of the decline in fair value is the result of credit deterioration.  Such evaluations consider the extent to which the amortized cost of the security exceeds its fair value, changes in credit ratings and any other known adverse conditions related to the specific security.  If the evaluation indicates that a credit loss exists, an allowance for credit losses is recorded for the amount by which the amortized cost basis of the security exceeds the present value of cash flows expected to be collected, limited by the amount by which the amortized cost exceeds fair value.  Any impairment not recognized in the allowance for credit losses is recognized in other comprehensive income.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses, which changed how the Company measures credit losses for most of its financial assets.  This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company is required to use a new forward-looking current expected credit losses (CECL) model that will result in the earlier recognition of allowances for credit losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The ASU was originally effective for the Company beginning in the first quarter of 2020; however, the CARES Act, issued in 2020, provided temporary relief related to the implementation of this accounting guidance until the earlier of the date on which the national emergency concerning the COVID-19 virus terminates or December 31, 2020.  The Company elected to utilize this relief and has calculated the allowance for loan losses and the resulting provision for loan losses using the prior incurred loss method through December 31, 2020.  Further implementation relief for this standard was provided on December 27, 2020, by section 540 of the Consolidated Appropriations Act (“CAA”) which allowed for an additional extension to the earlier of 60 days after the national emergency termination date or January 1, 2022.  The Company has elected not to extend the implementation any further and has adopted effective January 1, 2021.  The adoption of CECL  resulted in an increase to our total allowance for credit losses (“ACL”) on loans held for investment of $15,732, an increase in allowance for credit losses on unfunded loan commitments of $838, a reclassification of purchased credit-impaired discount from loans to the ACL of $12,020, an increase in deferred tax asset of $4,167 and a decrease in retained earnings of $12,403.  The increase in the ACL is largely attributable to moving to a life of loan allowance methodology and the transition of certain purchase discounts from an adjustment to amortized cost into the ACL.

In March 2020, various regulatory agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus.  The interagency statement was effective immediately and impacted accounting for loan modifications.  This interagency statement was later revised in April 2020 to clarify the interaction between the original interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors, (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  This includes short-term (e.g., six months) modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  The CARES Act provisions were further extended to the earlier of 60 days after the national emergency termination date or January 1, 2022, by section 541 of the CAA.  In addition, loan deferrals can be qualified under section 4013 of the CARES Act during the extended relief period if certain criteria are met.  This interagency guidance and CARES Act provisions have had a material impact on the Company’s financial statements as shown in Note 3.

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

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848).  ASU 2021-01 clarify that certain optional expedients and exceptions that are noted in Topic 848 apply to derivatives that are affected by the discounting transition. Certain provisions, if elected by the Company, apply to derivative instruments that use an interest rate for managing, discounting or contract price alignment that is modified as a result of reference rate reform.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company is in the process of evaluating the guidance, and its effect on the Company’s financial condition, results of operations and cash flows has not yet been determined.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$997	$21	$—	$—	$1,018
U.S. Treasury securities	12,637	1	(42)	—	12,596
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	732,005	16,403	(4,770)	—	743,638
Private label residential mortgage-backed securities	62,359	3	(244)	—	62,118
Corporate	52,497	1,096	(11)	—	53,582
Small Business Administration loan pools	11,440	35	(70)	—	11,405
State and political subdivisions	110,108	3,665	(30)	—	113,743
	$982,043	$21,224	$(5,167)	$—	$998,100

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available-for-sale securities
U.S. Government-sponsored entities	$996	$27	$—	$1,023
U.S. Treasury securities	4,024	1	—	4,025
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	630,485	21,049	(109)	651,425
Private label residential mortgage-backed securities	44,302	5	(129)	44,178
Corporate	52,503	1,153	(6)	53,650
Small Business Administration loan pools	1,226	44	—	1,270
State and political subdivisions	111,865	4,391	—	116,256
	$845,401	$26,670	$(244)	$871,827

The fair value and amortized cost of debt securities at March 31, 2021, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$12,143	$12,198
One to five years	23,229	23,856
Five to ten years	95,274	97,304
After ten years	57,033	58,986
Mortgage-backed securities	794,364	805,756
Total debt securities	$982,043	$998,100

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $741,737 at March 31, 2021, and $713,001 at December 31, 2020.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2021, and December 31, 2020.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2021
Available-for-sale securities
U.S. Treasury securities	$9,580	$(42)	$—	$—	$9,580	$(42)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	204,202	(4,770)	—	—	204,202	(4,770)
Private label residential mortgage-backed securities	39,570	(244)	—	—	39,570	(244)
Corporate	3,989	(11)	—	—	3,989	(11)
Small Business Administration loan pools	10,151	(70)	—	—	10,151	(70)
State and political subdivisions	4,903	(30)	—	—	4,903	(30)
Total temporarily impaired securities	$272,395	$(5,167)	$—	$—	$272,395	$(5,167)
December 31, 2020
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$28,770	$(109)	$—	$—	$28,770	$(109)
Private label residential mortgage-backed securities	28,367	(129)	—	—	28,367	(129)
Corporate	3,908	(6)	—	—	3,908	(6)
Total temporarily impaired securities	$61,045	$(244)	$—	$—	$61,045	$(244)

As of March 31, 2021, the Company held 40 available-for-sale securities in an unrealized loss position.

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

There were no proceeds from sales of available-for-sale securities during the three months ended March 31, 2021 or 2020.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Types of loans and normal collateral securing those loans are listed below.

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, provide working capital or meet other financing needs of the business.  Loans are normally secured by the assets being purchased or already owned by the borrower, inventory or accounts receivable.  These may include SBA and other guaranteed or partially guaranteed types of loans.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm, nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.

Real estate construction:  Real estate construction loans include loans made for the purpose of acquisition, development or construction of real property.  These loans can be commercial or consumer and are typically secured by real estate.

Residential real estate:  Residential real estate loans include loans secured by primary or secondary personal residences.

Agricultural real estate:  Agricultural real estate loans are loans typically secured by farmland.

Consumer:  Consumer loans may include installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit.  These loans are generally secured by consumer assets but may be unsecured.

Agricultural:  Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  These loans may be secured by growing crops, stored crops, livestock, equipment and miscellaneous receivables.

The following table lists categories of loans at March 31, 2021, and December 31, 2020.

	March 31, 2021	December 31, 2020
Commercial real estate	$1,218,537	$1,188,696
Commercial and industrial	820,736	734,495
Residential real estate	438,503	381,958
Agricultural real estate	134,944	133,693
Consumer	89,256	58,532
Agricultural	93,764	94,322
Total loans	2,795,740	2,591,696
Allowance for credit losses	(55,525)	(33,709)
Net loans	$2,740,215	$2,557,987

Included in the commercial and industrial loan balances at March 31, 2021 and December 31, 2020, are $414,138 and $253,741 of loans that were originated under the SBA PPP program.

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the first three months of 2021, the Company purchased two pools of residential real estate loans totaling $89,450.  As of March 31, 2021, and December 31, 2020, residential real estate loans include $163,885 and $86,093 of purchased residential real estate loans.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $8,099 with related loans of $326,208 at March 31, 2021.  At December 31, 2020, excluding purchased credit impaired loans, there were $380,058 of loans with a related discount of $5,510 that were purchased as part of a merger.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $704 at March 31, 2021, and $597 at December 31, 2020.

The Company adopted ASU 2016-13, also referred to as CECL, effective January 1, 2021, and with that adoption the Company’s method for estimating the allowance for credit losses has changed.  The Company estimates the allowance for credit losses under CECL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.  Internal historical loss experience provides the basis for the estimation of expected credit losses.

Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels or loan terms, as well as, for changes in environmental conditions, such as changes in unemployment rates, property values, consumer price index, gross domestic product, housing starts or relevant index, US personal income, US housing price indexes, federal funds target and various US government interest rates.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.  The Company has identified commercial real estate, commercial and industrial, residential real estate, agricultural real estate, consumer and agricultural production as portfolio segments and measures the allowance for credit losses using a historical loss rate method for each segment to estimate credit losses on a collective basis.  The Company’s CECL calculation utilizes historical loss rates, average default month, average prepayment rates and exposure at default as assumptions to calculate an unadjusted historical loss estimate for the contractual term of the loans adjusted for prepayment.  The historical loss estimate is then adjusted for the anticipated changes in the Company’s historical loss rate using a regression analysis and current economic variables over the next 12 months.  The Company has selected 12 months as its reasonable and supportable forecast period and has selected an immediate reversion back to unadjusted historical loss rates for periods beyond the reasonable and supportable forecast period. The calculated historical loss estimate and the economic qualitative adjustment are further evaluated for change via a management qualitative adjustment factor.  Management qualitative adjustments typically are anticipated changes in loss trends that are not reflected in the historical data to be used in forecasting.

The Company evaluates all loans that do not share risk characteristics on an individual basis for estimating the allowance for credit loss.  Loans evaluated on an individual basis are not included in the collective basis.  The Company currently reviews all loans that are classified as non-accrual on an individual basis.  The Company typically elects the collateral-dependent practical expedient on all individual impairment assessments and expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs as appropriate.

The Company’s ACL is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loan portfolio and other management judgements.  The current management adjustment represents a significant portion of the Company’s ACL and is comprised of the estimated impact to ACL from the COVID-19 pandemic and associated response.

The following tables present the activity in the allowance for loan losses by class for the three-month periods ended March 31, 2021 and 2020.

March 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$9,012	$12,456	$4,559	$904	$6,020	$758	$33,709
Cumulative effect adjustment of adopting ASC 326	5,612	4,167	8,870	167	(2,877)	(207)	15,732
Impact of adopting ASC 326 - PCD loans	4,627	1,680	221	1,186	—	4,306	12,020
Provision for credit losses	(4,207)	1,646	(2,131)	(345)	(323)	(511)	(5,871)
Loans charged-off	(53)	(7)	(9)	(12)	(210)	—	(291)
Recoveries	127	23	1	—	72	3	226
Total ending allowance balance	$15,118	$19,965	$11,511	$1,900	$2,682	$4,349	$55,525

March 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Beginning balance	$3,919	$3,061	$2,676	$608	$1,422	$546	$12,232
Provision for loan losses	1,312	1,915	1,476	(135)	5,327	45	9,940
Loans charged-off	(8)	(29)	(25)	(17)	(278)	—	(357)
Recoveries	—	32	1	—	66	1	100
Total ending allowance balance	$5,223	$4,979	$4,128	$456	$6,537	$592	$21,915

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on method to determine allowance for credit loss as of March 31, 2021, and December 31, 2020.

March 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for credit losses:
Individually evaluated for impairment	$3,967	$10,911	$715	$1,477	$69	$4,119	$21,258
Collectively evaluated for impairment	11,151	9,054	10,796	423	2,613	230	34,267
Total	$15,118	$19,965	$11,511	$1,900	$2,682	$4,349	$55,525
Loan Balance:
Individually evaluated for impairment	$7,978	$28,559	$2,879	$7,458	$276	$10,356	$57,506
Collectively evaluated for impairment	1,210,559	792,177	435,624	127,486	88,980	83,408	2,738,234
Total	$1,218,537	$820,736	$438,503	$134,944	$89,256	$93,764	$2,795,740

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Agricultural	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,159	$5,457	$485	$595	$68	$96	$8,860
Collectively evaluated for impairment	6,472	5,985	3,949	266	5,952	586	23,210
Purchased credit impaired loans	381	1,014	125	43	—	76	1,639
Total	$9,012	$12,456	$4,559	$904	$6,020	$758	$33,709
Loan Balance:
Individually evaluated for impairment	$4,752	$20,421	$1,939	$2,711	$272	$2,201	$32,296
Collectively evaluated for impairment	1,176,403	710,038	377,331	126,256	58,242	87,158	2,535,428
Purchased credit impaired loans	7,541	4,036	2,688	4,726	18	4,963	23,972
Total	$1,188,696	$734,495	$381,958	$133,693	$58,532	$94,322	$2,591,696

The following table presents information related to nonaccrual loans at March 31, 2021.

	March 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial and industrial	24	—	—
Residential real estate	58	21	—
Agricultural real estate	2,097	2,097	—
Consumer	—	—	—
Agricultural	2,371	2,363	—
Subtotal	4,550	4,481	—
With an allowance recorded:
Commercial real estate	8,563	7,978	3,967
Commercial and industrial	35,354	28,559	10,911
Residential real estate	2,961	2,858	715
Agricultural real estate	5,866	5,361	1,477
Consumer	305	276	69
Agricultural	10,572	7,993	4,119
Subtotal	63,621	53,025	21,258
Total	$68,171	$57,506	$21,258

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of December 31, 2020.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$6,279	$1,683	$—
Commercial and industrial	2,087	643	—
Residential real estate	270	180	—
Agricultural real estate	3,408	1,090	—
Consumer	—	—	—
Agricultural	11,326	4,492	—
Subtotal	23,370	8,088	—
With an allowance recorded:
Commercial real estate	7,134	5,899	2,540
Commercial and industrial	29,245	22,814	6,471
Residential real estate	3,023	2,775	610
Agricultural real estate	3,474	3,021	638
Consumer	294	272	68
Agricultural	1,330	820	172
Subtotal	44,500	35,601	10,499
Total	$67,870	$43,689	$10,499

The table below presents average recorded investment and interest income related to nonaccrual loans for the three months ended March 31, 2021.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	March 31, 2021
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$842	$1
Commercial and industrial	321	4
Residential real estate	101	—
Agricultural real estate	1,594	—
Consumer	—	—
Agricultural	3,428	—
Subtotal	6,286	5
With an allowance recorded:
Commercial real estate	6,938	15
Commercial and industrial	25,687	108
Residential real estate	2,816	—
Agricultural real estate	4,191	95
Consumer	274	—
Agricultural	4,406	34
Subtotal	44,312	252
Total	$50,598	$257

The table below presents average recorded investment and interest income related to impaired loans for the three months ended March 31, 2020.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	March 31, 2020
	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,094	$—
Commercial and industrial	14,601	23
Residential real estate	4,336	—
Agricultural real estate	1,131	5
Consumer	—	—
Agricultural	—	—
Subtotal	21,162	28
With an allowance recorded:
Commercial real estate	5,010	—
Commercial and industrial	3,531	—
Residential real estate	3,560	1
Agricultural real estate	1,713	—
Consumer	366	—
Agricultural	1,368	—
Subtotal	15,548	1
Total	$36,710	$29

The following tables present the aging of the recorded investment in past due loans as of March 31, 2021, and December 31, 2020, by portfolio and class of loans.

March 31, 2021	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$797	$489	$—	$7,978	$1,209,273	$1,218,537
Commercial and industrial	1,248	—	—	28,559	790,929	820,736
Residential real estate	730	—	—	2,879	434,894	438,503
Agricultural real estate	—	—	2,939	7,458	124,547	134,944
Consumer	165	35	45	276	88,735	89,256
Agricultural	220	—	—	10,356	83,188	93,764
Total	$3,160	$524	$2,984	$57,506	$2,731,566	$2,795,740

December 31, 2020	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,374	$172	$—	$7,582	$1,179,568	$1,188,696
Commercial and industrial	261	—	—	23,457	710,777	734,495
Residential real estate	377	4,712	—	2,955	373,914	381,958
Agricultural real estate	260	—	98	4,111	129,224	133,693
Consumer	336	60	45	272	57,819	58,532
Agricultural	196	—	—	5,312	88,814	94,322
Total	$2,804	$4,944	$143	$43,689	$2,540,116	$2,591,696

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

Based on the most recent analysis performed, the risk category of loans, by type and year of origination, at March 31, 2021, is as follows.

March 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$40,212	$247,056	$175,801	$132,829	$96,722	$176,330	$332,536	$75	$1,201,561
Special mention	129	—	—	—	—	—	—	—	129
Substandard	1,634	449	249	312	1,170	9,784	3,249	—	16,847
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$41,975	$247,505	$176,050	$133,141	$97,892	$186,114	$335,785	$75	$1,218,537
Commercial and industrial
Risk rating
Pass	$235,002	$285,445	$83,553	$25,347	$15,646	$15,624	$84,927	$10,634	$756,178
Special mention	—	—	1,806	4,376	10,807	—	2,722	2,844	22,555
Substandard	—	10,158	14,572	2,753	1,467	2,753	10,265	35	42,003
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$235,002	$295,603	$99,931	$32,476	$27,920	$18,377	$97,914	$13,513	$820,736
Residential real estate
Risk rating
Pass	$5,924	$94,133	$37,844	$78,146	$46,767	$123,807	$48,893	$110	$435,624
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	149	467	358	1,651	254	—	2,879
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$5,924	$94,133	$37,993	$78,613	$47,125	$125,458	$49,147	$110	$438,503
Agricultural real estate
Risk rating
Pass	$3,820	$32,286	$15,733	$15,084	$8,205	$16,142	$35,862	$51	$127,183
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	65	1,538	1,888	3,214	926	130	—	7,761
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$3,820	$32,351	$17,271	$16,972	$11,419	$17,068	$35,992	$51	$134,944
Consumer
Risk rating
Pass	$7,220	$16,784	$10,998	$6,067	$2,532	$1,426	$43,891	$57	$88,975
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	33	73	60	50	65	—	—	281
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$7,220	$16,817	$11,071	$6,127	$2,582	$1,491	$43,891	$57	$89,256
Agricultural
Risk rating
Pass	$3,854	$17,095	$4,312	$2,395	$4,185	$2,029	$49,288	$40	$83,198
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	197	3,297	3,243	1,079	2,385	365	—	10,566
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$3,854	$17,292	$7,609	$5,638	$5,264	$4,414	$49,653	$40	$93,764
Total loans
Risk rating
Pass	$296,032	$692,799	$328,241	$259,868	$174,057	$335,358	$595,397	$10,967	$2,692,719
Special mention	129	—	1,806	4,376	10,807	—	2,722	2,844	22,684
Substandard	1,634	10,902	19,878	8,723	7,338	17,564	14,263	35	80,337
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$297,795	$703,701	$349,925	$272,967	$192,202	$352,922	$612,382	$13,846	$2,795,740

The risk category of loans by class of loans is as follows at December 31, 2020.

December 31, 2020	Unclassified	Classified	Total
Commercial real estate	$1,171,961	$16,735	$1,188,696
Commercial and industrial	674,392	60,103	734,495
Residential real estate	378,868	3,090	381,958
Agricultural real estate	125,425	8,268	133,693
Consumer	58,253	279	58,532
Agricultural	86,629	7,693	94,322
Total	$2,495,528	$96,168	$2,591,696

Purchased Credit Impaired Loans

The Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  Upon the Company’s adoption of ASU 2016-13, remaining credit-related discount on these assets was re-classified to the allowance for credit losses.  The Company elected the prospective transition approach and all loans previously considered purchased credit impaired are now classified as purchased with credit deterioration.  The remaining non-credit discount will continue to be accreted into income over the remaining lives of the assets.  The table below lists recorded investments in purchased credit impaired loans as of December 31, 2020.

December 31, 2020
Contractually required principal payments	$41,658
Discount	(17,686)
Recorded investment	$23,972

The accretable yield associated with these loans was $2,630 as of December 31, 2020.  The interest income recognized on these loans for the three-month period ended March 31, 2020, was $516.  For the three-month period ended March 31, 2020, there was a provision for loan losses of $668 recorded for these loans.

Troubled Debt Restructurings

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to the borrower that would not normally be considered.  Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of the borrower’s loans.

The following table summarizes the Company’s TDRs by accrual status at March 31, 2021.

March 31, 2021	Nonaccrual	Related Allowance for Credit Losses
Commercial real estate	$1,825	$826
Commercial and industrial	13,138	1,591
Total troubles debt restructurings	$14,963	$2,417

The following table summarizes the Company’s TDRs by accrual status at December 31, 2020.

December 31, 2020	Nonaccrual	Related Allowance for Loan Losses
Commercial real estate	$1,167	$342
Commercial and industrial	13,613	1,954
Total troubles debt restructurings	$14,780	$2,296

At March 31, 2021, and December 31, 2020, there were no commitments to lend additional amounts on these loans.

There were no loan modifications considered to be troubled debt restructurings that occurred during the three-month periods ended March 31, 2021 or 2020.

No restructured loans that were modified within the twelve months preceding March 31, 2020, have subsequently had a payment default.  There were no troubled debt restructurings within the twelve months preceding March 31, 2021.  Default is determined at 90 or more days past due, charge-off or foreclosure.

As of March 31, 2021, and December 31, 2020, we had 38 and 28 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $73,914 and $60,880 in connection with the COVID-19 relief provided by the CARES Act.  These deferrals were not considered troubled debt restructurings based on interagency guidance issued in March 2020.

The following table lists loans included in the payment deferral program by deferment type and category at March 31, 2021.

	March 31, 2021
	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Consumer	Total
12 months partial principal only	$—	$1,954	$—	$—	$—	$1,954
6 months principal only	2,567	4,175	—	—	—	6,742
9 months principal only	13,677	993	—	—	—	14,670
12 months principal only	10,100	3,788	—	113	—	14,001
3 months principal and interest	—	—	38	—	13	51
6 months principal and interest	243	—	—	—	—	243
3 months principal and interest, then 6 months principal only	—	2,825	—	—	—	2,825
6 months principal and interest, then 9 months principal only	30,815	2,613	—	—	—	33,428
Total loans	$57,402	$16,348	$38	$113	$13	$73,914

The credit risk classification of loans participating in the payment deferral program at March 31, 2021, and December 31, 2020, is listed below.

	March 31, 2021			December 31, 2020
	Unclassified	Classified	Total	Unclassified	Classified	Total
Commercial real estate	$57,402	$—	$57,402	$45,628	$—	$45,628
Commercial and industrial	5,227	11,121	16,348	5,095	10,157	15,252
Residential real estate	38	—	38	—	—	—
Agricultural real estate	—	113	113	—	—	—
Consumer	13	—	13	—	—	—
Total loans	$62,680	$11,234	$73,914	$50,723	$10,157	$60,880

While all industries have and will continue to experience adverse impacts as a result of COVID-19, the Company had exposures (on balance sheet loans and commitments to lend) in the following loan categories that are considered to be most at-risk of a significant impact as of March 31, 2021.

Hospitality Lending – The Company’s exposure to the hospitality sector at March 31, 2021, was $296.4 million, or 12.4%, of total loans excluding PPP loans.  As of March 31, 2021, $26.3 million of these loans were actively participating in a deferral program.

The top 20 loans within this portfolio comprise $235.3 million, or 79.4%, of the total exposure.  These loans are geographically diversified and well secured.  The borrowers are well known to the Company and experienced hoteliers who have evidenced efforts to enhance profitability in the current economic environment by driving down costs and creatively occupying their properties, including arrangements with medical professionals and others on the front line of this pandemic.  Historically, the portfolio has exhibited strong operational cash flows.  The remainder of the portfolio is comprised of many smaller balance loans.

Aircraft Manufacturing – The Company’s exposure to the aircraft manufacturing category at March 31, 2021, was $39.4 million, or 1.7%, of total loans excluding PPP loans.  As of March 31, 2021, none of these loans were actively participating in a deferral program.  The portfolio is comprised of experienced industry operators who have historically performed without exception.

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

While management is optimistic about the performance of the above addressed portions of the portfolio as a whole, the Company acknowledges the risks associated with the current economic conditions and related unknowns.  These risks are believed to have been addressed and reserved for through our allowance for credit losses and associated provision for credit losses as of and for the period ended March 31, 2021.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The allowance for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit loss expense recognized within other non-interest expense on the consolidated statements of income.  The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.  The estimate of expected credit loss is based on the historical loss rate for the class of loan the commitments would be classified as if funded.

The following table lists allowance for credit losses on off-balance sheet credit exposures as of March 31, 2021.

March 31, 2021	Allowance for Credit Losses
Commercial real estate	$290
Commercial and industrial	117
Residential real estate	80
Agricultural real estate	—
Consumer	465
Agricultural	1
Total allowance for credit losses	$953

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At March 31, 2021, the portfolio of interest rate swaps had a weighted average maturity of 6.0 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.17%.  At December 31, 2020, the portfolio of interest rate swaps had a weighted average maturity of 6.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.21%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At March 31, 2021, this portfolio of interest rate swaps had a weighted average maturity of 7.6 years, weighted average pay rate of 4.32% and a weighted average rate received of 4.32%.  At December 31, 2020, this portfolio of interest rate swaps had a weighted average maturity of 7.9 years, weighted average pay rate of 4.34% and weighted average rate received of 4.34%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2021, and December 31, 2020.

	March 31, 2021			December 31, 2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,529	$—	$293	$5,585	$—	$497
Total derivatives designated as hedging relationships	5,529	—	293	5,585	—	497
Derivatives not designated as hedging instruments:
Interest rate swaps	118,556	4,786	5,084	119,341	7,172	7,820
Total derivatives not designated as hedging instruments	118,556	4,786	5,084	119,341	7,172	7,820
Total	$124,085	4,786	5,377	$124,926	7,172	8,317
Cash collateral		—	(5,530)		—	(8,440)
Netting adjustments		153	153		123	123
Net amount presented in Balance Sheet		$4,939	$—		$7,295	$—

 The table below lists designated and qualifying hedged items in fair value hedges at March 31, 2021.

	March 31, 2021
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$5,527	$287	$—
Total	$5,527	$287	$—

The Company reports hedging derivative gains (losses) as adjustments to loan interest income along with the related net interest settlements and the derivative gains (losses) and net interest settlements for economic derivatives are reported in other income. For the three-month periods ended March 31, 2021 and 2020, the Company recorded net gains (losses) on derivatives and hedging activities.

	Three Months Ended March 31,
	2021	2020
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—
Total net gain (loss) related to fair value hedges	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	350	(492)
Total net gains (losses) related to derivatives not designated as hedging instruments	350	(492)
Net gains (losses) on derivatives and hedging activities	$350	$(492)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended March 31, 2021 and 2020.

	March 31, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(204)	$204	$—	$(28)
Total	$(204)	$204	$—	$(28)

	March 31, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(399)	$399	$—	$(9)
Total	$(399)	$399	$—	$(9)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended March 31, 2021, and December 31, 2020, are listed below.

	March 31, 2021
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,472	$3,458	16.8	2.98%
Total operating leases	$3,472	$3,458	16.8	2.98%

	December 31, 2020
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,540	$3,524	16.9	2.99%
Total operating leases	$3,540	$3,524	16.9	2.99%

Operating lease costs for the three-month periods ended March 31, 2021 and 2020, are listed below.

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$125	$182
Short-term lease cost	—	—
Variable lease cost	10	11
Total operating lease cost	$135	$193

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three-month period ended March 31, 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	March 31, 2021
Due in one year or less	$468
Due after one year through two years	500
Due after two years through three years	334
Due after three years through four years	221
Due after four years through five years	223
Thereafter	2,776
Total undiscounted cash flows	4,522
Discount on cash flows	(1,064)
Total operating lease liability	$3,458

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2021, and December 31, 2020, are listed below.

	March 31, 2021	December 31, 2020
Federal funds purchased	$—	$—
Retail repurchase agreements	40,339	36,029

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $42,569 and $47,113 at March 31, 2021, and December 31, 2020.  The agreements are on a day-to-day basis and can be terminated on demand.

	March 31, 2021	December 31, 2020
Year-to-date average daily balance during the period	$41,486	$45,041
Maximum month-end balance year-to-date	$42,022	$53,543
Weighted average interest rate at period-end	0.21%	0.22%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of March 31, 2021, are listed below.

	March 31, 2021	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$—	—	—
Federal Home Loan Bank fixed-rate term advances	9,893	2.78%	2.1
Total principal outstanding	9,893
Merger purchase accounting adjustment	33
Total Federal Home Loan Bank advances	$9,926

Federal Home Loan Bank advances as of December 31, 2020, are listed below.

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$—	—	—
Federal Home Loan Bank fixed-rate term advances	10,107	2.79%	2.3
Total principal outstanding	10,107
Merger purchase accounting adjustment	37
Total Federal Home Loan Bank advances	$10,144

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $745,463 and $763,506 at March 31, 2021, and December 31, 2020.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $719,762 and $661,490 at March 31, 2021, and December 31, 2020.

Federal Reserve Bank discount window

At March 31, 2021, to support the $275,328 borrowing capacity from the Federal Reserve Bank, the Company has pledged loans with an outstanding balance of $292,646 and securities with a fair value of $58,650.  No borrowings were secured from this facility at periods ended March 31, 2021 or 2020.

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

There were no outstanding principal balances on the bank stock loan at March 31, 2021, or December 31, 2020.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios, and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of March 31, 2021, and December 31, 2020, are listed below.

	March 31, 2021	December 31, 2020
Subordinated debentures	$14,951	$14,872
Subordinated notes	72,837	72,812
Total	$87,788	$87,684

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

Subordinated debentures as of March 31, 2021, and December 31, 2020, are listed below.

	March 31, 2021	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.24%	14.0
CTIII subordinated debentures	5,155	2.11%	16.2
CFSTI subordinated debentures	5,155	3.45%	11.7
Total contractual balance	20,620
Fair market value adjustments	(5,669)
Total subordinated debentures	$14,951

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.24%	14.3
CTIII subordinated debentures	5,155	2.11%	16.5
CFSTI subordinated debentures	5,155	3.50%	12.0
Total contractual balance	20,620
Fair market value adjustments	(5,748)
Total subordinated debentures	$14,872

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

Subordinated notes as of March 31, 2021, are listed below.

	March 31, 2021	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	9.3
Total principal outstanding	75,000
Debt issuance cost	(2,163)
Total subordinated notes	$72,837

Subordinated notes as of December 31, 2020, are listed below.

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	9.5
Total principal outstanding	75,000
Debt issuance cost	(2,188)
Total subordinated notes	$72,812

Future principal repayments

Future principal repayments of the March 31, 2021, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$40,339	$2,357	$—	$—	$42,696
Due after one year through two years	—	2,357	—	—	2,357
Due after two years through three years	—	2,357	—	—	2,357
Due after three years through four years	—	1,857	—	—	1,857
Due after four years through five years	—	965	—	—	965
Thereafter	—	—	20,620	75,000	95,620
Total	$40,339	$9,893	$20,620	$75,000	$145,852

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At March 31, 2021, and December 31, 2020, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at March 31, 2021, and December 31, 2020.

	March 31, 2021	December 31, 2020
Class A common stock – issued	17,301,199	17,224,830
Class A common stock – held in treasury	(2,917,286)	(2,684,274)
Class A common stock – outstanding	14,383,913	14,540,556
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”).  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  ESPP compensation expense of $25 and $29 was recorded for the three-month periods ended March 31, 2021 and 2020.  The following table presents the offering periods and costs associated with this program.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2019 to February 14, 2020	16,764	$21.11	$63
February 15, 2020 to August 14, 2020	17,829	13.61	43
August 15, 2020 to February 14, 2021	17,621	13.68	42

Treasury stock is stated at cost, determined by the first-in first-out method.

On April 18, 2019, the Company’s Board of Directors authorized the repurchase of up to 1,100,000 shares of the Company’s outstanding common stock, from time to time, beginning April 29, 2019, and concluding October 30, 2020.  The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  Under this program, during 2020, the Company repurchased a total of 678,984 shares of the Company’s outstanding common stock at a weighted average price paid of $18.89 per share.  The Company repurchased the total authorized amount of 1,100,000 shares at a weighted average price paid of $21.54 under the repurchase program authorized in April 2019.

In September of 2020, the Company’s Board of Directors authorized an additional repurchase of up to 800,000 shares of the Company’s outstanding common stock, from time to time, beginning October 30, 2020, and concluding October 29, 2021.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  Under this program, during the year ended December 31, 2020, the Company repurchased a total of 313,231 shares of the Company’s outstanding common stock at an average price paid of $20.82 per share.  During the quarter ended March 31, 2021, the Company repurchased a total of 233,012 shares of the Company’s outstanding common stock at an average price paid of $25.35 per share, leaving 253,757 shares remaining available for repurchase under the program.

Accumulated other comprehensive income (loss)

At March 31, 2021, and December 31, 2020, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of March 31, 2021, and December 31, 2020, are listed below.

	Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss)
March 31, 2021
Net unrealized or unamortized gains	$16,057	$16,057
Tax effect	(4,038)	(4,038)
	$12,019	$12,019
December 31, 2020
Net unrealized or unamortized gains	$26,426	$26,426
Tax effect	(6,645)	(6,645)
	$19,781	$19,781

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 and became fully phased in January 1, 2019.  The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of March 31, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2021, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2021, and December 31, 2020, are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2021
Total capital to risk weighted assets
Equity Bancshares, Inc.	$462,324	17.02%	$285,193	10.50%	$ N/A	N/A
Equity Bank	425,813	15.69%	284,967	10.50%	271,398	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	355,257	13.08%	230,871	8.50%	N/A	N/A
Equity Bank	391,610	14.43%	230,688	8.50%	217,118	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	340,306	12.53%	190,129	7.00%	N/A	N/A
Equity Bank	391,610	14.43%	189,978	7.00%	176,408	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	355,257	8.73%	162,756	4.00%	N/A	N/A
Equity Bank	391,610	9.63%	162,606	4.00%	203,257	5.00%
December 31, 2020
Total capital to risk weighted assets
Equity Bancshares, Inc.	$462,865	17.35%	$280,072	10.50%	$ N/A	N/A
Equity Bank	418,992	15.73%	279,646	10.50%	266,329	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	356,707	13.37%	226,725	8.50%	N/A	N/A
Equity Bank	385,696	14.48%	226,380	8.50%	213,064	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	341,835	12.82%	186,714	7.00%	N/A	N/A
Equity Bank	385,696	14.48%	186,431	7.00%	173,114	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	356,707	9.30%	153,490	4.00%	N/A	N/A
Equity Bank	385,696	10.07%	153,276	4.00%	191,595	5.00%

 Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three-month periods ended March 31, 2021 and 2020.

	Three months ended
	March 31, 2021	March 31, 2020
Basic:
Net income (loss) allocable to common stockholders	$15,075	$1,258
Weighted average common shares outstanding	14,455,986	15,384,667
Weighted average vested restricted stock units	8,305	3,030
Weighted average shares	14,464,291	15,387,697
Basic earnings (loss) per common share	$1.04	$0.08
Diluted:
Net income (loss) allocable to common stockholders	$15,075	$1,258
Weighted average common shares outstanding for:
Basic earnings per common share	14,464,291	15,387,697
Dilutive effects of the assumed exercise of stock options	168,846	168,195
Dilutive effects of the assumed vesting of restricted stock units	99,095	32,579
Dilutive effects of the assumed exercise of ESPP purchases	1,851	6,553
Average shares and dilutive potential common shares	14,734,083	15,595,024
Diluted earnings (loss) per common share	$1.02	$0.08

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table.

	Three months ended
	March 31, 2021	March 31, 2020
Stock options	305,493	320,521
Restricted stock units	34,446	134,139
Total antidilutive shares	339,939	454,660

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	March 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$1,018	$—
U.S. Treasury securities	—	12,596	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	743,638	—
Private label residential mortgage backed securities	—	62,118	—
Corporate	—	53,582	—
Small Business Administration loan pools	—	11,405	—
State and political subdivisions	—	113,743	—
Derivative assets:
Derivative assets (included in other assets)	—	4,786	—
Cash collateral held by counterparty and netting adjustments	153	—	—
Total derivative assets	153	4,786	—
Other assets:
Equity securities with readily determinable fair value	591	—	—
Total other assets	591	—	—
Total assets	$744	$1,002,886	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,377	$—
Cash collateral held by counterparty and netting adjustments	(5,377)	—	—
Total derivative liabilities	(5,377)	5,377	—
Total liabilities	$(5,377)	$5,377	$—

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$1,023	$—
U.S. Treasury securities	—	4,025	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	651,425	—
Private label residential mortgage backed securities	—	44,178	—
Corporate	—	53,650	—
Small Business Administration loan pools	—	1,270	—
State and political subdivisions	—	116,256	—
Derivative assets:
Derivative assets (included in other assets)	—	7,172	—
Cash collateral held by counterparty and netting adjustments	123	—	—
Total derivative assets	123	7,172	—
Other assets:
Equity securities with readily determinable fair value	506	—	—
Total other assets	506	—	—
Total assets	$629	$878,999	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,317	$—
Cash collateral held by counterparty	(8,317)	—	—
Total derivative liabilities	(8,317)	8,317	—
Total liabilities	$(8,317)	$8,317	$—

There were no material transfers between levels during the three months ended March 31, 2021, or the year ended December 31, 2020.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of impairment.  The fair value of individually evaluated securities is determined as discussed previously for available-for-sale securities.  The fair values of individually evaluated loans with specific allocations of the allowance for credit losses are generally based on recent real estate appraisals of the collateral less estimated cost to sell.  Declines in the fair values of other real estate owned subsequent to their initial acquisitions are also based on recent real estate appraisals less estimated selling costs.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	March 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$4,011
Commercial and industrial	—	—	17,648
Residential real estate	—	—	2,143
Agricultural real estate	—	—	3,884
Other	—	—	4,081
Other real estate owned:
Commercial real estate	—	—	3,220
Residential real estate	—	—	479

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$3,359
Commercial and industrial	—	—	16,343
Residential real estate	—	—	2,165
Agricultural real estate	—	—	2,383
Other	—	—	852
Other real estate owned:
Commercial real estate	—	—	3,882
Residential real estate	—	—	469

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2021, or December 31, 2020.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved.  Appraisals may include the utilization of unobservable inputs, subjective factors and quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
March 31, 2021
Individually evaluated real estate loans	$20,220	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 41% (23%)
Individually evaluted other loans	$11,547	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5X)
Individually evaluated other real estate owned	$3,699	Sales Comparison Approach	Adjustments for differences between comparable sales	8% - 23% (15%)
December 31, 2020
Individually evaluated real estate loans	$13,443	Sales Comparison Approach	Adjustments for differences between comparable sales	2% - 22% (12%)
Individually evaluated other loans	$11,659	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5X)
Individually evaluated other real estate owned	$4,351	Sales Comparison Approach	Adjustments for differences between comparable sales	16% - 42% (29%)

Carrying amount and estimated fair values of financial instruments at period end were as follows.

	March 31, 2021
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$136,688	$136,688	$136,688	$—	$—
Interest-bearing time deposits in other banks	249	249	—	249	—
Available-for-sale securities	998,100	998,100	—	998,100	—
Loans held for sale	8,609	8,609	—	8,609	—
Loans, net of allowance for credit losses	2,740,215	2,644,622	—	—	2,644,622
Federal Reserve Bank and Federal Home Loan Bank stock	15,174	15,174	—	15,174	—
Interest receivable	16,655	16,655	—	16,655	—
Derivative assets	4,786	4,786	—	4,786	—
Cash collateral held by derivative counterparty and netting adjustments	153	153	153	—	—
Total derivative assets	4,939	4,939	153	4,786	—
Equity securities with readily determinable fair value	591	591	591	—	—
Total assets	$3,921,220	$3,825,627	$137,432	$1,043,573	$2,644,622
Financial liabilities:
Deposits	$3,634,530	$3,636,980	$—	$3,636,980	$—
Federal funds purchased and retail repurchase agreements	40,339	40,339	—	40,339	—
Federal Home Loan Bank advances	9,926	10,319	—	10,319	—
Subordinated debentures	14,951	14,951	—	14,951	—
Subordinated notes	72,837	81,385	—	81,385	—
Contractual obligations	4,856	4,856	—	4,856	—
Interest payable	2,122	2,122	—	2,122	—
Derivative liabilities	5,377	5,377	—	5,377	—
Cash collateral held by derivative counterparty and netting adjustments	(5,377)	(5,377)	(5,377)	—	—
Total derivative liabilities	—	—	(5,377)	5,377	—
Total liabilities	$3,779,561	$3,790,952	$(5,377)	$3,796,329	$—

	December 31, 2020
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$280,698	$280,698	$280,698	$—	$—
Interest-bearing time deposits in other banks	249	249	—	249	—
Available-for-sale securities	871,827	871,827	—	871,827	—
Loans held for sale	12,394	12,394	—	12,394	—
Loans, net of allowance for credit losses	2,557,987	2,430,325	—	—	2,430,325
Federal Reserve Bank and Federal Home Loan Bank stock	16,415	16,415	—	16,415	—
Interest receivable	15,831	15,831	—	15,831	—
Derivative assets	7,172	7,172	—	7,172	—
Cash collateral held by derivative counterparty and netting adjustments	123	123	123	—	—
Total derivative assets	7,295	7,295	123	7,172	—
Equity securities with readily determinable fair value	506	506	506	—	—
Total assets	$3,763,202	$3,635,540	$281,327	$923,888	$2,430,325
Financial liabilities:
Deposits	$3,447,590	$3,451,366	$—	$3,451,366	$—
Federal funds purchased and retail repurchase agreements	36,029	36,029	—	36,029	—
Federal Home Loan Bank advances	10,144	10,656	—	10,656	—
Subordinated debentures	14,872	14,872	—	14,872	—
Subordinated notes	72,812	80,448	—	80,448	—
Contractual obligations	5,189	5,189	—	5,189	—
Interest payable	1,231	1,231	—	1,231	—
Derivative liabilities	8,317	8,317	—	8,317	—
Cash collateral held by derivative counterparty and netting adjustments	(8,317)	(8,317)	(8,317)	—	—
Total derivative liabilities	—	—	(8,317)	8,317	—
Total liabilities	$3,587,867	$3,599,791	$(8,317)	$3,608,108	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2021, and December 31, 2020, were as follows.

	March 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$47,969	$161,960	$50,123	$129,860
Mortgage loans in the process of origination	10,891	6,301	13,826	1,713
Unused lines of credit	98,011	180,922	120,720	226,731

The fixed rate loan commitments have interest rates ranging from 2.36% to 7.51% and maturities ranging from 1 month to 183 months.

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

The contractual amounts of standby letters of credit as of March 31, 2021, and December 31, 2020, were as follows.

	March 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$9,172	$2,939	$9,020	$3,314

NOTE 12 – LEGAL MATTERS

The Company is party to various matters of litigation in the ordinary course of business.  The Company periodically reviews all outstanding pending or threatened legal proceedings and determines if such matters will have an adverse effect on the business, financial condition or results of operations or cash flows.  A loss contingency is recorded when the outcome is probable and reasonably able to be estimated.  The loss contingency described below has been identified by the Company as reasonably possible to result in an unfavorable outcome for the Company or the Bank.

Equity Bank is a party to a lawsuit filed on November 5, 2020, in Missouri federal court on behalf of one of our customers, alleging improperly collected overdraft fees.  The plaintiff seeks to have the case certified as a class action.  The Bank was served on February 2, 2021.  The Company filed a motion to dismiss the claims on April 26, 2021.  The Company believes that the lawsuit is without merit and it intends to vigorously defend against all claims asserted.  At this time, the Company is unable to reasonably estimate the outcome of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three-month periods ended March 31, 2021 and 2020.

	Three Months Ended March 31,
	2021	2020
Non-interest income
Service charges and fees	$1,596	$2,026
Debit card income	2,350	2,043
Mortgage banking(a)	935	590
Increase in bank-owned life insurance(a)	601	482
Net gain (loss) on acquisition(a)	(78)	—
Net gain (loss) from securities transactions(a)	17	8
Other
Investment referral income	122	166
Trust income	160	71
Insurance sales commissions	60	18
Recovery on zero-basis purchased loans(a)	34	14
Income (loss) from equity method investments(a)	(55)	(5)
Other non-interest income related to loans and deposits	968	(128)
Other non-interest income not related to loans and deposits(a)	2	21
Total other non-interest income	1,291	157
Total	$6,712	$5,306
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS

At the close of business on October 23, 2020, the Company acquired the assets and assumed the deposit liabilities of Almena State Bank (“Almena”), based in Norton, Kansas, pursuant to a Purchase and Assumption Agreement facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Acquisition costs related to this acquisition during the quarter ended March 31, 2021 were $152 ($114 on an after-tax basis).

During the quarter ended March 31, 2021, the Company completed the valuation for certain loans which at acquisition showed evidence of credit quality deterioration since origination.  The net result of this valuation was a $78 reduction to the gain on acquisition recorded during the fourth quarter of 2020.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 9, 2021, and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material.  See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report.  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 51 full-service banking sites located in Arkansas, Kansas, Missouri and Oklahoma.  As of March 31, 2021, we had consolidated total assets of $4.20 billion, total loans held for investment, net of allowance, of $2.74 billion, total deposits of $3.63 billion and total stockholders’ equity of $397.8 million.  During the three-month period ended March 31, 2021, the Company had net income of $15.1 million as compared to net income of $1.3 million for the three-month period ended March 31, 2020.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts).

	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$35,812	$39,989	$37,082	$37,933	$40,557
Interest expense	4,053	4,430	4,975	5,042	8,462
Net interest income	31,759	35,559	32,107	32,891	32,095
Provision (reversal) for credit losses	(5,756)	1,000	815	12,500	9,940
Net gain (loss) from securities transactions	17	(1)	—	4	8
Other non-interest income	6,695	8,501	6,485	5,728	5,298
Goodwill impairment	—	—	104,831	—	—
Other non-interest expense	24,881	28,460	26,004	23,937	25,758
Income (loss) before income taxes	19,346	14,599	(93,058)	2,186	1,703
Provision for income taxes	4,271	2,111	(2,653)	497	445
Net income (loss)	15,075	12,488	(90,405)	1,689	1,258
Net income (loss) allocable to common stockholders	15,075	12,488	(90,405)	1,689	1,258
Basic earnings (loss) per share	$1.04	$0.85	$(6.01)	$0.11	$0.08
Diluted earnings (loss)per share	$1.02	$0.84	$(6.01)	$0.11	$0.08
Balance Sheet Data (at period end)
Cash and cash equivalents	$136,688	$280,698	$65,839	$178,290	$142,252
Available-for-sale securities	998,100	871,827	798,576	177,228	187,812
Held-to-maturity securities	—	—	—	662,522	721,992
Loans held for sale	8,609	12,394	9,053	4,802	6,494
Gross loans held for investment	2,795,740	2,591,696	2,725,713	2,806,334	2,507,123
Allowance for credit losses	55,525	33,709	34,087	34,078	21,915
Loans held for investment, net of allowance for credit losses	2,740,215	2,557,987	2,691,626	2,772,256	2,485,208
Goodwill and core deposit intangibles, net	46,624	47,658	48,702	154,563	155,537
Other intangible assets, net	1,119	1,130	1,142	1,154	1,167
Total assets	4,196,184	4,013,356	3,865,571	4,205,269	3,943,832
Total deposits	3,634,530	3,447,590	3,133,618	3,247,267	2,960,397
Borrowings	138,053	133,857	301,694	452,032	481,371
Total liabilities	3,798,369	3,605,707	3,463,399	3,725,503	3,466,481
Total stockholders’ equity	397,815	407,649	402,172	479,766	477,351
Tangible common equity*	350,072	358,861	352,328	324,049	320,647
Performance ratios
Return on average assets (ROAA) annualized	1.48%	1.27%	(8.90)%	0.16%	0.13%
Return on average equity (ROAE) annualized	15.45%	12.13%	(74.45)%	1.40%	1.05%
Return on average tangible common equity (ROATCE) annualized*	18.57%	14.93%	(108.31)%	3.03%	2.35%
Yield on loans annualized	4.59%	5.23%	4.65%	4.68%	5.47%
Cost of interest-bearing deposits annualized	0.36%	0.43%	0.50%	0.63%	1.09%
Net interest margin annualized	3.31%	3.88%	3.47%	3.49%	3.67%
Efficiency ratio*	64.18%	67.19%	67.38%	61.98%	68.88%
Non-interest income / average assets annualized	0.66%	0.86%	0.64%	0.55%	0.55%
Non-interest expense / average assets annualized	2.44%	2.90%	12.88%	2.31%	2.66%
Capital Ratios
Tier 1 Leverage Ratio	8.73%	9.30%	8.76%	8.52%	9.02%
Common Equity Tier 1 Capital Ratio	12.53%	12.82%	12.76%	12.02%	11.67%

Tier 1 Risk Based Capital Ratio	13.08%	13.37%	13.32%	12.57%	12.20%
Total Risk Based Capital Ratio	17.02%	17.35%	17.35%	15.33%	13.00%
Equity / Assets	9.48%	10.16%	10.40%	11.41%	12.10%
Tangible common equity to tangible assets*	8.44%	9.05%	9.23%	8.00%	8.47%
Book value per share	$27.66	$28.04	$27.08	$31.53	$31.41
Tangible common book value per share*	$24.34	$24.68	$23.72	$21.29	$21.10
Tangible common book value per diluted share*	$23.87	$24.32	$23.57	$21.13	$20.96

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2020, audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 9, 2021.  We adopted ASU 2016-13 effective January 1, 2021, prior to that we utilized the probable incurred method for determining the allowance for loan losses.  Other than the adoption of ASU 2016-13 we have not had any changes in our critical accounting policies.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.  For additional information, see “NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Condensed Notes to Interim Consolidated Financial Statements.

Allowance for Credit Losses for Loans:  The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio.  Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.  The actual realized facts and circumstances maybe different than those currently estimated by management and may result in significant changes in the allowance for credit losses in future periods.  The allowance for credit losses for loans, as reported in our consolidated balance sheets, is adjusted by provision for credit losses, which is recognized in earnings, and is reduced by the charge-off of loan amounts, net of recoveries.

The Company utilizes primarily two methods for estimating the allowance for credit losses and the method used depends on the status of the underlying loans.  Non-performing loans primarily utilize a collateral specific fair value impairment method and performing loans primarily utilize a historical loss method. The performing loan method utilizes a probability of default (PD) and loss given default (LGD) modeling approach for historical loss coupled with a macroeconomic factor analysis derived from a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within our geographical footprint. The macroeconomic regression is based on a multivariate approach and includes key indicators that provide the highest cumulative adjusted R-square figure.  Economic factors include, but are not limited to, national unemployment, gross domestic product, market interest rates and property pricing indices.  The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.  The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time.  The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios.  These adjustments are based upon quarterly trend assessments in projective economic sentiment, portfolio concentrations, policy exceptions, personnel retention, independent loan review results, collateral considerations, risk ratings and competition.  The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.  To arrive at the most predictive calculation, a lag factor was applied to these inputs, resulting in current and historic economic inputs driving the projection of loss over our reasonable and supportable forecast period, which management has defined as 12 months for all portfolio segments.  Following the reasonable and supportable forecast period, loss experience immediately reverts to the current historical loss experience of the Company.  The resultant loss rates are applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms through an average default month and estimated prepayment experience in arriving at the quantitative reserve within our allowance for credit losses.

The allowance represents management’s best estimate, but significant downturns in circumstances relating to loan quality and economic conditions could result in a requirement for additional allowance.  Likewise, an upturn in loan quality and improved economic conditions may allow a reduction in the required allowance.  In either instance, unanticipated changes could have a significant impact on results of operations.

Goodwill Impairment:  For business combination, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at fair value.  Estimating fair value often involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, interest rates, asset growth rates or other relevant factors.  Goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis, if triggering events indicate that the asset might be impaired.  An impairment loss must be recognized for any excess of carrying value over the fair value of the goodwill.

Significant downturns in economic or business conditions, could have a significant adverse impact on the carrying value of goodwill and could results in impairment losses affecting our financial statements.

Income Taxes:  We are subject to the income tax laws of the U.S., its states, and the municipalities in which we operate.  These laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities.  We review income tax expense and the carrying value of deferred tax assets quarterly, and as new information becomes available, the balances are adjusted as appropriate.  The FASB ASC 740-10 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax potions taken or expect to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

In establishing a provision for income tax expense, we must make judgements and interpretations about the application of these inherently complex tax laws.  We must also make estimates about when in the future certain items will affect taxable income in the various tax jurisdictions.  Disputes over interpretations of the tax laws may be subject to review/adjudication by the court systems of the various tax jurisdictions or may be settled with the tax authority upon examination or audit.

Although management believes that the judgements and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.

Recent Developments

The Company has been, and may continue to be, impacted by the COVID-19 pandemic.  In recent months, vaccination rates have been increasing and restrictive measures have eased in certain areas.  However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery.  To address the economic impact of the pandemic in the U.S. multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), and the American Rescue Plan Act of 2021, enacted in March 2021.

As the pandemic evolves, we continue to evaluate protocols and processes in place to execute our business continuity plans while promoting the health and safety of our employees and continuing to support our customers and communities.

We have been an active participant in all phases of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), and have helped many of our customers obtain loans through the program.  PPP loans have a two or five-year term and earn interest at 1.0%.  As of March 31, 2021, the Company has 3,772 loans, with an outstanding balance of $414.1 million that were originated under this program.  It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participates in the Main Street Lending Program (“MSL Program”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.  There was a total of $14.2 million outstanding under the MSL Program for the period ended March 31, 2021.

Results of Operations

We generate the majority of our revenue from interest income and fees on loans, interest and dividends on investment securities and non-interest income, such as service charges and fees, debit card income, trust and wealth management fees and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.  On October 23, 2020, we completed our acquisition of the assets and assumption of the deposits and certain other liabilities for two branches in Almena and Norton, Kansas (“Almena acquisition”), pursuant to a Purchase and Assumption Agreement facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Results of operations from our Almena acquisition were included in our financial results beginning October 24, 2020.

Changes in interest rates on interest-earning assets or on interest-bearing liabilities, as well as the volume and types of interest-earning assets and interest-bearing liabilities are the largest drivers of periodic change in net interest income.  Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international environments and conditions in domestic and foreign financial markets.  Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Kansas, Missouri and Oklahoma, as well as developments affecting the commercial, consumer and real estate sectors within these markets.

Net Income

Three months ended March 31, 2021, compared with three months ended March 31, 2020:  Net income and net income allocable to common stockholders for the three months ended March 31, 2021, was $15.1 million as compared to $1.3 million for the three months ended March 31, 2020, an increase of $13.8 million.  During the three-month period ended March 31, 2021, a decrease in provision for credit losses of $15.7 million, an increase in non-interest income of $1.4 million and a decrease in non-interest expense of $877 thousand were partially offset by an increase in provision for income taxes of $3.8 million and a decrease in net interest income of $336 thousand when compared with the three months ended March 31, 2020.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

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

Three months ended March 31, 2021, compared with three months ended March 31, 2020:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2021 and 2020.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$803,012	$9,234	4.66%	$555,927	$7,881	5.70%
Commercial real estate	971,825	11,441	4.77%	913,065	12,942	5.70%
Real estate construction	255,677	2,178	3.45%	267,388	3,575	5.38%
Residential real estate	394,329	4,452	4.58%	496,186	5,302	4.30%
Agricultural real estate	140,875	1,696	4.88%	137,664	2,091	6.11%
Consumer	76,413	963	5.11%	67,160	1,275	7.64%
Agricultural	94,787	1,037	4.44%	87,954	1,310	5.99%
Total loans	2,736,918	31,001	4.59%	2,525,344	34,376	5.47%
Taxable securities	839,349	3,799	1.84%	774,653	4,620	2.40%
Nontaxable securities	108,104	724	2.72%	133,257	966	2.92%
Federal funds sold and other	206,769	288	0.56%	86,013	595	2.78%
Total interest-earning assets	3,891,140	35,812	3.73%	3,519,267	40,557	4.64%
Non-interest-earning assets:
Other real estate owned, net	11,123			7,736
Premises and equipment, net	89,807			84,432
Bank-owned life insurance	85,839			75,271
Goodwill, core deposit and other intangibles, net	48,376			157,097
Other non-interest-earning assets	17,467			44,402
Total assets	$4,143,752			$3,888,205
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,029,353	582	0.23%	$708,318	1,624	0.92%
Savings and money market	1,049,704	389	0.15%	1,016,456	1,501	0.59%
Savings, NOW and money market	2,079,057	971	0.19%	1,724,774	3,125	0.73%
Certificates of deposit	611,102	1,439	0.96%	806,734	3,739	1.86%
Total interest-bearing deposits	2,690,159	2,410	0.36%	2,531,508	6,864	1.09%
FHLB term and line of credit advances	10,013	65	2.63%	295,677	1,175	1.60%
Bank stock loan	—	—	0.00%	9,164	109	4.78%
Subordinated debt	87,715	1,556	7.19%	14,595	283	7.80%
Other borrowings	41,632	22	0.22%	35,867	31	0.35%
Total interest-bearing liabilities	2,829,519	4,053	0.58%	2,886,811	8,462	1.18%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	887,466			489,673
Non-interest-bearing liabilities	31,129			29,154
Stockholders’ equity	395,638			482,567
Total liabilities and stockholders’ equity	$4,143,752			$3,888,205
Net interest income		$31,759			$32,095
Interest rate spread			3.15%			3.46%
Net interest margin(2)			3.31%			3.67%
Total cost of deposits, including non-interest bearing deposits	$3,577,625	$2,410	0.27%	$3,021,181	$6,864	0.91%
Average interest-earning assets to interest-bearing liabilities			137.52%			121.91%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended March 31, 2021 and 2020.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2021, and 2020

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$3,037	$(1,684)	$1,353
Commercial real estate	794	(2,295)	(1,501)
Real estate construction	(150)	(1,247)	(1,397)
Residential real estate	(1,137)	287	(850)
Agricultural real estate	48	(443)	(395)
Consumer	158	(470)	(312)
Agricultural	96	(369)	(273)
Total loans	2,846	(6,221)	(3,375)
Taxable securities	362	(1,183)	(821)
Nontaxable securities	(172)	(70)	(242)
Federal funds sold and other	410	(717)	(307)
Total interest-earning assets	$3,446	$(8,191)	$(4,745)
Interest-bearing liabilities:
Savings, NOW and money market	$575	$(2,729)	$(2,154)
Certificates of deposit	(759)	(1,541)	(2,300)
Total interest-bearing deposits	(184)	(4,270)	(4,454)
FHLB term and line of credit advances	(1,570)	460	(1,110)
Bank stock loan	(109)	—	(109)
Subordinated debt	1,299	(26)	1,273
Other borrowings	4	(13)	(9)
Total interest-bearing liabilities	(560)	(3,849)	(4,409)
Net Interest Income	$4,006	$(4,342)	$(336)

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

The decrease in loan interest income, including loan fees, was driven by a 88 basis point decrease in yield on the loan portfolio from 5.47% for the three months ended March 31, 2020, to 4.59% for the three months ended March 31, 2021, which was partially offset by an increase in average loan volume.  This decrease in yield is largely due to general market conditions and to the 1.0% SBA PPP loans added to the portfolio during 2021.  The impact to net interest income from loan fees for the three months ended March 31, 2021, was $3.5 million, compared to $970 thousand for the three months ended March 31, 2020.

The reduction in expense on interest-bearing deposits was due to a 73 basis point decrease in cost on these deposits from 1.09% for the three months ended March 31, 2020, to 0.36% for the three months ended March 31, 2021.  Average borrowings from the FHLB decreased by $285.7 million from an average balance of $295.7 million for the three months ended March 31, 2020, to an average balance of $10.0 million for the three months ended March 31, 2021.  The bank stock loan did not carry an outstanding balance during the first quarter of 2021 and therefore there was no interest expense on our bank stock loan for the three months ended March 31, 2021, as compared to $109 thousand for the same time period in 2020.  Total cost of interest-bearing liabilities decreased 60 basis points to 0.58% for the three months ended March 31, 2021, from 1.18% for the three months ended March 31, 2020.

The decrease in net interest margin is largely due to yields on interest-earning assets decreasing at a faster rate than costs of interest-bearing liabilities.  As mentioned earlier, most of the rate decrease in interest-earning assets can be attributed to the increase in SBA PPP loans that have been added to the portfolio.

Provision for Credit Losses and Provision for Loan Losses

The Company adopted the FASB ASU 326 effective January 1, 2021, which requires the estimation of an allowance for credit losses in accordance with the CECL methodology.  The allowance for credit losses is increased by a provision for credit losses, a charge to earnings, and subsequent recoveries of amounts previously charged off, but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations, as described in “Part I – Item 2 – Financial Condition – Allowance for Credit Losses.”  As these factors change, the amount of the credit loss provision changes.  Prior to the adoption of CECL we maintained an allowance for loan losses for probable incurred credit losses.

Three months ended March 31, 2021, compared with three months ended March 31, 2020:  The reversal of provision for credit losses for the three months ended March 31, 2021, was $5.8 million compared with a provision for loan losses of $9.4 million for the three months ended March 31, 2020.    Subsequent to the January 1, 2021 adoption of CECL, the reversal of provision for credit losses in the first quarter of 2021 is attributed primarily to improved economic inputs into the CECL model and, to a lesser extent, an improvement in historical loss experience and associated impact on the allowance for credit losses.  Net charge-offs for the three months ended March 31, 2021, were $65 thousand compared to net charge-offs of $257 thousand for the three months ended March 31, 2020.  For the three months ended March 31, 2021, gross charge-offs were $291 thousand offset by gross recoveries of $226 thousand.  In comparison, gross charge-offs were $330 thousand for the three months ended March 31, 2020, offset by gross recoveries of $73 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income and increases in the value of bank-owned life insurance.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended March 31, 2021, compared with three months ended March 31, 2020:  The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2021, and 2020.

Non-Interest Income

For the Three Months Ended March 31,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Service charges and fees	$1,596	$2,026	$(430)	(21.2)%
Debit card income	2,350	2,043	307	15.0%
Mortgage banking	935	590	345	58.5%
Increase in value of bank-owned life insurance	601	482	119	24.7%
Other
Investment referral income	122	166	(44)	(26.5)%
Trust income	160	71	89	125.4%
Insurance sales commissions	60	18	42	233.3%
Recovery on zero-basis purchased loans	34	14	20	142.9%
Income (loss) from equity method investments	(55)	(5)	(50)	1000.0%
Other non-interest income	970	(107)	1,077	(1006.5)%
Total other	1,291	157	1,134	722.3%
Subtotal	6,773	5,298	1,475	27.8%
Net gain (loss) on acquisition	(78)	—	(78)	(100.0)%
Net gain (loss) from securities transactions	17	8	9	112.5%
Total non-interest income	$6,712	$5,306	$1,406	26.5%

Other non-interest income increased $1.1 million during the three months ended March 31, 2021, as compared to the same time period in 2020, primarily from derivative mark-to-market valuation changes. The remaining increase in non-interest income came principally from increases of $345 thousand in mortgage banking and $307 thousand in debit card income, partially offset by a decrease of $430 thousand in service charges and fees, mostly due to a decline in non-sufficient funds charges, during the quarter ended March 31, 2021, as compared to the quarter ended March 31, 2020.

Non-Interest Expense

Three months ended March 31, 2021, compared with three months ended March 31, 2020:  For the three months ended March 31, 2021, non-interest expense totaled $24.9 million, a decrease of $877 thousand, when compared to the three months ended March 31, 2020.  Changes in the various components of non-interest expense for the three months ended March 31, 2021 and 2020 are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended March 31,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Salaries and employee benefits	$12,722	$13,504	$(782)	(5.8)%
Net occupancy and equipment	2,368	2,235	133	6.0%
Data processing	2,663	2,663	—	—%
Professional fees	1,073	1,367	(294)	(21.5)%
Advertising and business development	682	696	(14)	(2.0)%
Telecommunications	580	487	93	19.1%
FDIC insurance	415	517	(102)	(19.7)%
Courier and postage	369	384	(15)	(3.9)%
Free nationwide ATM cost	472	420	52	12.4%
Amortization of core deposit intangible	1,034	802	232	28.9%
Loan expense	238	234	4	1.7%
Other real estate owned	5	308	(303)	(98.4)%
Other	2,108	2,141	(33)	(1.5)%
Subtotal	24,729	25,758	(1,029)	(4.0)%
Merger expenses	152	—	152	100.0%
Total non-interest expense	$24,881	$25,758	$(877)	(3.4)%

Salaries and employee benefits:  There was a $782 thousand decrease in salaries and employee benefits for the current quarter, as compared to the same quarter in the prior year.  This variance was primarily related to the deferral of costs realized in the origination of loans.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating leases, repairs and maintenance, insurance, property taxes and utilities and is net of incidental rental income of excess facilities.

Data processing:  Data processing costs remained relatively the same for the period ended March 31, 2021, as compared to the same time period in 2020.

Professional fees:  The variance of $294 thousand, or 21.5%, is principally due to a $211 thousand reduction in attorney fees and $80 thousand reduction in accounting fees.

Advertising and business development:  Advertising and business development includes media advertising, community sponsorships, customer appreciation expenses and other forms of advertising.

Other real estate owned:  Other real estate owned includes other real estate expenses, including provision for unrealized losses and gains or losses on the sales of other real estate owned and other repossessed property.  For the three months ended March 31, 2021, there was $282 thousand in other real estate owned expense, partially offset by a $171 thousand gain on the sale of other real estate owned and a net $106 thousand gain from the sale of other repossessed assets.  For the three months ended March 31, 2020, there was $177 thousand loss on the sale of other real estate owned and $137 thousand in other real estate owned expense, partially offset by a $6 thousand gain from the sale of other repossessed assets.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  Overall there was a net $33 thousand variance, or 1.5%, between quarters ending March 31, 2021 and 2020.

Merger expenses:  There was $152 thousand of merger expenses for the three-month period ended March 31, 2021, which was related to the Almena acquisition.

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

The efficiency ratio was 64.2% for the three months ended March 31, 2021, compared with 68.9% for the three months ended March 31, 2020.  The increase was primarily due to a decrease in non-interest expense and an increase in non-interest income, partially offset by an decrease in net interest income, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis.”

Income Taxes

The provision for income taxes is influenced by the amount of pre-tax income (loss), the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Three months ended March 31, 2021, compared with three months ended March 31, 2020:  The effective income tax rate for the quarter ended March 31, 2021 was 22.1% as compared to 26.1% for the quarter ended March 31, 2020.  For both comparable periods, the estimated annual effective rate at which income tax expense (benefits) have been provided reflect, in addition to statutory rates, the estimated tax-exempt interest income, non-taxable life insurance income, non-deductible executive compensation, valuation allowances on deferred tax assets, other non-deductible expense and federal income tax credits anticipated to be available in each annual period in proportion to anticipated annual income before taxes.  In addition, discrete events or items were recorded in the current quarter.  Examples of discrete items include excess tax benefit in respect of share-based compensation, finalizing audit examinations for open tax years, statute of limitations expiration or changes in tax law.  Income tax expense for the quarter ended March 31, 2021, includes $84 thousand of additional expense attributable to the settlement in stock of restricted stock units and the exercise of options, $225 thousand of additional benefit related to adjustments to our deferred tax liabilities and $142 thousand of additional benefit related to the recognition of additional state tax credits.

Financial Condition

Total assets increased $182.8 million from December 31, 2020, to $4.20 billion at March 31, 2021.  This variance was primarily due to increases of $182.2 million in loans, net of allowance for credit losses, and $126.3 million in total securities, partially offset by a decrease of $144.0 million in cash and cash equivalents.  Our total liabilities increased $192.7 million to $3.80 billion at March 31, 2021.  The change in total liabilities came primarily from an increase in total deposits of $186.9 million.  Total stockholders’ equity decreased $9.8 million from $407.6 million at December 31, 2020, to $397.8 million at March 31, 2021.

Loan Portfolio

Loans are our largest category of earning assets and typically provide higher yields than other types of earning assets.  At March 31, 2021, our gross loans held for investment totaled $2.80 billion, an increase of $204.0 million, or 7.9%, compared with December 31, 2020.  The overall increase in loan volume consisted of $86.2 million from commercial and industrial, $56.5 million from residential real estate, $30.7 million from consumer, $18.5 million from commercial real estate, $11.3 million from real estate construction and $1.3 million from agricultural real estate, partially offset by a $558 thousand decrease in agricultural.  We also had loans classified as held-for-sale totaling $8.6 million at March 31, 2021, as compared to $12.4 million at December 31, 2020.

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

At March 31, 2021, gross total loans, including loans held-for-sale, were 77.2% of deposits and 66.8% of total assets.  At December 31, 2020, gross total loans, including loans held-for-sale, were 75.5% of deposits and 64.9% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	March 31, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$820,736	29.4%	$734,495	28.3%	$86,241	11.7%
Real estate loans:
Commercial real estate	1,004,787	35.9%	986,288	38.1%	18,499	1.9%
Real estate construction	213,750	7.6%	202,408	7.8%	11,342	5.6%
Residential real estate	438,503	15.7%	381,958	14.7%	56,545	14.8%
Agricultural real estate	134,944	4.8%	133,693	5.2%	1,251	0.9%
Total real estate loans	1,791,984	64.0%	1,704,347	65.8%	87,637	5.1%
Consumer	89,256	3.2%	58,532	2.3%	30,724	52.5%
Agricultural	93,764	3.4%	94,322	3.6%	(558)	(0.6)%
Total loans held for investment	$2,795,740	100.0%	$2,591,696	100.0%	$204,044	7.9%
Total loans held for sale	$8,609	100.0%	$12,394	100.0%	$(3,785)	(30.5)%
Total loans held for investment (net of allowances)	$2,740,215	100.0%	$2,557,987	100.0%	$182,228	7.1%

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2021, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2021
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$127,598	$615,339	$77,799	$820,736
Real Estate:
Commercial real estate	144,710	597,037	263,040	1,004,787
Real estate construction	60,700	91,775	61,275	213,750
Residential real estate	4,205	9,604	424,694	438,503
Agricultural real estate	54,344	56,212	24,388	134,944
Total real estate	263,959	754,628	773,397	1,791,984
Consumer	46,270	35,373	7,613	89,256
Agricultural	62,249	24,333	7,182	93,764
Total	$500,076	$1,429,673	$865,991	$2,795,740
Loans with a predetermined fixed interest rate	234,377	1,050,226	336,305	1,620,908
Loans with an adjustable/floating interest rate	265,699	379,447	529,686	1,174,832
Total	$500,076	$1,429,673	$865,991	$2,795,740

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2020, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2020
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$157,313	$487,729	$89,453	$734,495
Real Estate:
Commercial real estate	144,627	569,366	272,295	986,288
Real estate construction	75,659	76,295	50,454	202,408
Residential real estate	5,048	9,848	367,062	381,958
Agricultural real estate	50,527	56,514	26,652	133,693
Total real estate	275,861	712,023	716,463	1,704,347
Consumer	13,804	37,599	7,129	58,532
Agricultural	62,804	25,911	5,607	94,322
Total	$509,782	$1,263,262	$818,652	$2,591,696
Loans with a predetermined fixed interest rate	261,736	896,899	291,649	1,450,284
Loans with an adjustable/floating interest rate	248,046	366,363	527,003	1,141,412
Total	$509,782	$1,263,262	$818,652	$2,591,696

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

The risk category of loans by class of loans is as follows as of March 31, 2021.

Risk Category of Loans by Class

	As of March 31, 2021
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$756,178	$64,558	$820,736
Real estate:
Commercial real estate	987,811	16,976	1,004,787
Real estate construction	213,750	—	213,750
Residential real estate	435,624	2,879	438,503
Agricultural real estate	127,183	7,761	134,944
Total real estate	1,764,368	27,616	1,791,984
Consumer	88,975	281	89,256
Agricultural	83,199	10,565	93,764
Total	$2,692,720	$103,020	$2,795,740

The risk category of loans by class of loans is as follows as of December 31, 2020.

Risk Category of Loans by Class

	As of December 31, 2020
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$674,392	$60,103	$734,495
Real estate:
Commercial real estate	969,560	16,728	986,288
Real estate construction	202,401	7	202,408
Residential real estate	378,868	3,090	381,958
Agricultural real estate	125,425	8,268	133,693
Total real estate	1,676,254	28,093	1,704,347
Consumer	58,253	279	58,532
Agricultural	86,629	7,693	94,322
Total	$2,495,528	$96,168	$2,591,696

At March 31, 2021, loans considered unclassified held constant at 96.3% of total loans compared to December 31, 2020.  Classified loans were $103.0 million at March 31, 2021, an increase of $6.9 million, or 7.1%, from $96.2 million at December 31, 2020.  As part of our COVID-19 response, we have granted payment deferrals to our customers affected by the pandemic.  If these loans do not return to normal payments after the deferral period, the loans would be at risk of being downgraded in future periods.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$57,506	$43,689
Accruing loans 90 or more days past due	2,984	143
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	9,524	10,698
Other repossessed assets	79	67
Total nonperforming assets	$70,093	$54,597
Ratios:
Nonperforming assets to total assets	1.67%	1.36%
Nonperforming assets to total loans plus OREO	2.50%	2.10%

Generally, loans are designated as nonaccrual when either principal or interest payments are 90 days or more past due based on contractual terms, unless the loan is well secured and in the process of collection.  Consumer loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  When a loan is placed on nonaccrual status, unpaid interest credited to income earned in the current year is reversed against income and unpaid interest earned in prior years is charged off.  Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured.  Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Nonaccrual loans include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans”).  However, if the purchased credit impaired loan included in nonaccrual loans has not experienced further deterioration since acquisition the loan is not considered impaired for purposes of determining the allowance for credit losses.

The nonperforming loans at March 31, 2021, consisted of 238 separate credits and 159 separate borrowers.  We had fifteen non-performing loan relationships, totaling $43.0 million, with an outstanding balance in excess of $1.0 million as of March 31, 2021.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At March 31, 2021, the Company had $42.5 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $52.3 million at December 31, 2020.

With respect to potential problem loans, all monitored and under-performing loans are reviewed and evaluated to determine if they are impaired.  If we determine that a loan is impaired, then we evaluate the borrower’s overall financial condition to determine the need, if any, for possible write downs or appropriate additions to the allowance for credit losses based on the unlikelihood of full repayment of principal and interest in accordance with the contractual terms or the net realizable value of the pledged collateral.

The Company also monitors the aging of loans less than 90 days past due and the loans that have been deferred under the Company’s  COVID-19 related payment deferral program as reported in “NOTE 1 – BASIS OF PRESENTATION” and “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Allowance for Credit Losses

Please see “Critical Accounting Policies – Allowance for Credit Losses” for additional discussion of our allowance policy.

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

Analysis of allowance for credit losses:  At March 31, 2021, the allowance for credit losses totaled $55.5 million, or 1.99% of total loans.  At December 31, 2020, the allowance for loan losses totaled $33.7 million, or 1.30% of total loans.  The reversal of provision for credit losses in the first quarter of 2021 is attributed primarily to improved economic inputs into the CECL model and, to a lesser extent, an improvement in historical loss experience and associated impact on the allowance for credit losses.

The allowance for credit losses on loans measured on a collective basis totaled $34.3 million, or 1.26% of the $2.73 billion in loans measured on a collective basis at March 31, 2021, compared to an allowance for credit losses of $23.2 million, or 0.92% of the $2.54 billion in loans measured on a collective basis at December 31, 2020.  Exclusive of PPP loan balances, the reserve percentage increased to 1.48% as of March 31, 2021, compared to 1.01% as of December 31, 2020.  The increases in the allowance for credit losses and of loans measured on a collective basis principally reflect the adoption of CECL.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses

	As of and for the Three Months Ended March 31,
	2021	2020
	(Dollars in thousands)
Average loans outstanding	$2,736,918	$2,525,344
Gross loans outstanding at end of period(1)	$2,795,740	$2,507,123
Allowance for credit losses at beginning of the period	$33,709	$12,232
ASC 326 implementation:
Commercial and industrial	5,847	—
Real estate:
Commercial real estate	8,673	—
Real estate construction	1,566	—
Residential real estate	9,091	—
Agricultural real estate	1,353	—
Consumer	(2,877)	—
Agricultural	4,099	—
Total ASC 326 implementation	27,752	—
Provision (reversal) for credit losses	(5,871)	9,940
Charge-offs:
Commercial and industrial	(7)	(29)
Real estate:
Commercial real estate	(53)	(8)
Real estate construction	—	—
Residential real estate	(9)	(25)
Agricultural real estate	(12)	(17)
Consumer	(210)	(278)
Agricultural	—	—
Total charge-offs	(291)	(357)
Recoveries:
Commercial and industrial	23	32
Real estate:
Commercial real estate	127	—
Real estate construction	—	—
Residential real estate	1	1
Agricultural real estate	—	—
Consumer	72	66
Agricultural	3	1
Total recoveries	226	100
Net recoveries (charge-offs)	(65)	(257)
Allowance for credit losses at end of the period	$55,525	$21,915
Ratio of allowance to period-end loans	1.99%	0.87%
Annualized ratio of net charge-offs (recoveries) to average loans	0.01%	0.04%

(1)Excluding loans held for sale.

The following table shows the allocation of the allowance for credit losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Credit Losses

	March 31, 2021		December 31, 2020
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$19,965	36.0%	$12,456	37.0%
Real estate:
Commercial real estate	13,759	24.8%	8,776	26.0%
Real estate construction	1,359	2.5%	236	0.7%
Residential real estate	11,511	20.7%	4,559	13.5%
Agricultural real estate	1,900	3.4%	904	2.7%
Consumer	2,682	4.8%	6,020	17.9%
Agricultural	4,349	7.8%	758	2.2%
Total allowance for credit losses	$55,525	100.0%	$33,709	100.0%
Management believes that the allowance for credit losses at March 31, 2021, was adequate to cover current expected credit losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2021.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At March 31, 2021, the carrying amount of investment securities totaled $998.1 million, an increase of $126.3 million compared with December 31, 2020.  At March 31, 2021, securities represented 23.8% of total assets compared with 21.7% at December 31, 2020.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	March 31, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$997	$1,018	$996	$1,023
U.S. Treasury securities	12,637	12,596	4,024	4,025
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	732,005	743,638	630,485	651,425
Private label residential mortgage-backed securities	62,359	62,118	44,302	44,178
Corporate	52,497	53,582	52,503	53,650
Small Business Administration loan pools	11,440	11,405	1,226	1,270
State and political subdivisions	110,108	113,743	111,865	116,256
Total available-for-sale securities	$982,043	$998,100	$845,401	$871,827

At March 31, 2021, and December 31, 2020, we did not own any securities classified as held-to-maturity.

At March 31, 2021, and December 31, 2020, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate adjusted cost exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2021, and December 31, 2020.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value.

	March 31, 2021
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$1,018	2.78%	$—	—%	$—	—%	$—	—%	$1,018	2.78%
U.S. Treasury securities	3,016	0.15%	—	—%	9,580	1.33%	—	—%	12,596	1.05%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	15	5.69%	29,185	1.64%	155,558	1.76%	558,880	2.23%	743,638	2.11%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	62,118	1.50%	62,118	1.50%
Corporate	5,005	2.17%	—	—%	48,577	4.24%	—	—%	53,582	4.05%
Small Business Administration loan pools	—	—%	—	—%	10,274	0.76%	1,131	2.39%	11,405	0.92%
State and political subdivisions(1)	3,159	2.61%	23,856	2.45%	28,873	2.73%	57,855	3.19%	113,743	2.90%
Total available-for-sale securities	12,213	1.84%	53,041	2.00%	252,862	2.29%	679,984	2.24%	998,100	2.24%
Total debt securities	$12,213	1.84%	$53,041	2.00%	$252,862	2.29%	$679,984	2.24%	$998,100	2.24%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2020
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$1,023	2.78%	$—	—%	$—	—%	$1,023	2.78%
U.S. Treasury securities	4,025	0.14%	—	—%	—	—%	—	—%	4,025	0.14%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	5	5.77%	2,093	3.26%	101,352	2.12%	547,975	2.10%	651,425	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	44,178	0.23%	44,178	0.23%
Corporate	5,050	2.17%	—	—%	48,600	4.25%	—	—%	53,650	4.05%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,270	2.38%	1,270	2.38%
State and political subdivisions(1)	3,765	2.41%	26,679	2.45%	24,212	2.93%	61,600	3.17%	116,256	2.93%
Total available-for-sale securities	12,845	1.61%	29,795	2.52%	174,164	2.83%	655,023	2.07%	871,827	2.23%
Total debt securities	$12,845	1.61%	$29,795	2.52%	$174,164	2.83%	$655,023	2.07%	$871,827	2.23%

(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At March 31, 2021, and December 31, 2020, 75.2% and 84.1% of the government-sponsored residential mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 3.3 years and 2.5 years and a modified duration of 3.1 years and 2.5 years.  At March 31, 2021, and December 31, 2020, 100.0% and 100.0% of the private label residential mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 2.2 years and 2.2 years and a modified duration of 2.1 years and 2.1 years.

Goodwill Impairment Assessment

At March 31, 2021, we performed an interim qualitative analysis and determined from this analysis that goodwill was not impaired.

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

The following table shows our composition of deposits at March 31, 2021, and December 31, 2020.

Composition of Deposits

	March 31, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$972,364	26.7%	$791,639	22.9%
Interest-bearing demand	1,020,263	28.1%	1,016,424	29.5%
Savings and money market	1,053,998	29.0%	1,012,673	29.4%
Time	587,905	16.2%	626,854	18.2%
Total deposits	$3,634,530	100.0%	$3,447,590	100.0%

Total deposits at March 31, 2021, were $3.63 billion, an increase $186.91 million, or 5.4%, compared to total deposits of $3.45 billion at December 31, 2020.

Included in interest-bearing demand deposits are brokered deposit balances of $291.8 million at March 31, 2021, and $256.0 million at December 31, 2020.  Also included in savings and money market deposits are brokered deposit balances of $19.4 million as of March 31, 2021, and $23.7 million as of December 31, 2020.  These balances represent customer funds placed in the Insured Cash Sweep (“ICS”) service that allows Equity Bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  These deposits are placed through ICS services, but are Equity Bank’s customer relationships that management views as core funding.  Brokered certificates of deposit as of March 31, 2021, were $10.9 million and $14.9 million at December 31, 2020.  Of these balances, $10.9 million at March 31, 2021, and $14.9 million at December 31, 2020, were reciprocal customer funds placed in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows Equity Bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of March 31, 2021, and December 31, 2020.

	March 31, 2021	December 31, 2020	Change	%
	(Dollars in thousands)
3 months or less	$100,405	$93,025	$7,380	7.9%
Over 3 through 6 months	64,612	70,737	(6,125)	(8.7)%
Over 6 through 12 months	141,387	120,006	21,381	17.8%
Over 12 months	56,140	100,877	(44,737)	(44.3)%
Total Time Deposits	$362,544	$384,645	$(22,101)	(5.7)%

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

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs.  Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations and unexpected deposit outflows.  In this process, we focus on both assets and liabilities and the way they combine to provide adequate liquidity to meet our needs.

During the three-month periods ended March 31, 2021 and 2020, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB and the Federal Reserve discount window.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.74 billion for the three months ended March 31, 2021, an increase of 1.7% over the December 31, 2020, average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 3.5 years and a modified duration of 3.2 years at March 31, 2021.

Cash and cash equivalents were $136.7 million at March 31, 2021, a decrease of $144.0 million from the $280.7 million cash and cash equivalents at December 31, 2020.  The decrease in cash and cash equivalents is driven primarily by $353.0 million net cash used in investing activities, partially offset by $185.2 provided by financing activities and $23.7 million provided by operating activities.  Cash and cash equivalents at January 1, 2021, plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first three months of 2021 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, core deposit base and FHLB advances and other borrowing relationships.

Off-Balance-Sheet Items

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of March 31, 2021, are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of March 31, 2021

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$11,523	$300	$288	$—	$12,111
Commitments to extend credit	294,052	29,524	112,617	69,861	506,054
Total	$305,575	$29,824	$112,905	$69,861	$518,165

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2021, and December 31, 2020, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of March 31, 2021, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	For the three months ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$397,815	$407,649	$402,172	$479,766	$477,351
Less: goodwill	31,601	31,601	31,601	136,432	136,432
Less: core deposit intangibles, net	15,023	16,057	17,101	18,131	19,105
Less: mortgage servicing asset, net	—	—	1	2	4
Less: naming rights, net	1,119	1,130	1,141	1,152	1,163
Tangible common equity	$350,072	$358,861	$352,328	$324,049	$320,647
Common shares issued at period end	14,383,913	14,540,556	14,853,487	15,218,301	15,198,986
Diluted common shares outstanding at period end	14,668,287	14,756,378	14,853,487	15,334,144	15,297,319
Book value per common share	$27.66	$28.04	$27.08	$31.53	$31.41
Tangible book value per common share	$24.34	$24.68	$23.72	$21.29	$21.10
Tangible book value per diluted common share	$23.87	$24.32	$23.57	$21.13	$20.96

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

	For the three months ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Total stockholders’ equity	$397,815	$407,649	$402,172	$479,766	$477,351
Less: goodwill	31,601	31,601	31,601	136,432	136,432
Less: core deposit intangibles, net	15,023	16,057	17,101	18,131	19,105
Less: mortgage servicing asset, net	—	—	1	2	4
Less: naming rights, net	1,119	1,130	1,141	1,152	1,163
Tangible common equity	$350,072	$358,861	$352,328	$324,049	$320,647
Total assets	$4,196,184	$4,013,356	$3,865,571	$4,205,269	$3,943,832
Less: goodwill	31,601	31,601	31,601	136,432	136,432
Less: core deposit intangibles, net	15,023	16,057	17,101	18,131	19,105
Less: mortgage servicing asset, net	—	—	1	2	4
Less: naming rights, net	1,119	1,130	1,141	1,152	1,163
Tangible assets	$4,148,441	$3,964,568	$3,815,727	$4,049,552	$3,787,128
Equity to assets	9.48%	10.16%	10.40%	11.41%	12.10%
Tangible common equity to tangible assets	8.44%	9.05%	9.23%	8.00%	8.47%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Total average stockholders’ equity	$395,638	$409,572	$483,088	$483,605	$482,567
Less: average intangible assets	48,376	54,547	154,049	156,194	157,097
Average tangible common equity	$347,262	$355,025	$329,039	$327,411	$325,470
Net income (loss) allocable to common stockholders	$15,075	$12,488	$(90,405)	$1,689	$1,258
Goodwill impairment	—	—	104,831	—	—
Amortization of intangible assets	1,045	1,055	1,043	986	814
Less: tax effect	219	222	5,539	207	171
Adjusted net income allocable to common stockholders	$15,901	$13,321	$9,930	$2,468	$1,901
Return on total average stockholders’ equity (ROAE) annualized	15.45%	12.13%	(74.45)%	1.40%	1.05%
Return on average tangible common equity (ROATCE) annualized	18.57%	14.93%	12.01%	3.03%	2.35%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
	(Dollars in thousands)
Non-interest expense	$24,881	$28,460	$130,835	$23,937	$25,758
Less: goodwill impairment	—	—	104,831	—	—
Less: merger expense	152	299	—	—	—
Non-interest expense, excluding goodwill impairment and merger expense	$24,729	$28,161	$26,004	$23,937	$25,758
Net interest income	$31,759	$35,559	$32,107	$32,891	$32,095
Non-interest income	$6,712	$8,500	$6,485	$5,732	$5,306
Less: net gain on acquisition	(78)	2,145	—	—	—
Less: net gain (loss) from securities transactions	17	(1)	—	4	8
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition	$6,773	$6,356	$6,485	$5,728	$5,298
Net interest income plus non-interest income, excluding net gain on acquisition and net gain (loss) from securities transactions	$38,532	$41,915	$38,592	$38,619	$37,393
Non-interest expense to net interest income plus non-interest income	64.67%	64.60%	339.02%	61.98%	68.87%
Efficiency Ratio	64.18%	67.19%	67.38%	61.98%	68.88%

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

The change in the impact of net interest income from the base case for March 31, 2021, and December 31, 2020, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up-interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities, assumed prepayment of existing fixed rate loans receivable, the downward pricing of variable rate loans receivable, the constraint of the shock on non-term deposits and the level of term deposit repricing.  Our mortgage backed security portfolio is primarily comprised of fixed rate investments and as rates decrease, the level of prepayments is assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for March 31, 2021, and December 31, 2020, is due to being in a liability sensitive position and the level of convexity in pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of assets decrease faster than the value of liabilities and as interest rates decrease, the value of assets increase at a faster rate than liabilities.  However, due to the level of convexity in fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits.  At March 31, 2021, non-interest-bearing deposits were approximately $972.4 million or 22.8% higher than that deposit type at December 31, 2020.  Substantially all investments and approximately 58.0% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2021	December 31, 2020
+300 basis points	(6.6)%	(1.2)%
+200 basis points	(3.8)%	0.4%
+100 basis points	(1.7)%	1.0%
0 basis points	—	—
-100 basis points	(4.0)%	(2.3)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2021	December 31, 2020
+300 basis points	2.1%	12.8%
+200 basis points	6.1%	14.4%
+100 basis points	4.1%	9.2%
0 basis points	—	—
-100 basis points	(19.3)%	(21.2)%

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

Item 1A:  Risk Factors

There have been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 9, 2021.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

In September of 2020, the Company’s Board of Directors authorized the repurchase of up to 800,000 shares of the Company’s outstanding common stock, from time to time, beginning October 30, 2020, and concluding October 29, 2021.  The repurchase program does not obligate us to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.

The following table presents shares that have been repurchased under the program during the first quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2021 through January 31, 2021	101,767	$23.20	101,767	385,002
February 1, 2021 through February 28, 2021	42,422	$24.29	42,422	342,580
March 1, 2021 through March 31, 2021	88,823	$28.31	88,823	253,757
Total	233,012	$25.35	233,012	253,757

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

Equity Bancshares, Inc.

May 6, 2021	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

May 6, 2021	By:	/s/ Eric R. Newell
Date		Eric R. Newell
Executive Vice President and Chief Financial Officer