Form 10-Q
period 2021-06-30
EQUITY BANCSHARES INC
filed 2021-08-05
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 31, 2021, the registrant had 14,362,526 shares of Class A common stock, $0.01 par value per share, outstanding.

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

•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;
•	differences in our qualitative factors used in our calculation of the allowance for credit losses from actual results;
•	inadequacies in our allowance for credit losses which could require us to take a charge to earnings and thereby adversely affect our financial condition;
•	interest rate fluctuations which could have an adverse effect on our profitability;
•	the impact of the transition from London Interbank Offered Rate (“LIBOR”) and our ability to adequately manage such transition;
•	a continued economic downturn related to the COVID-19 pandemic, especially one affecting our core market areas;
•	inability of borrowers on deferral to make payments on their loans following the end of the deferral period;
•

potential fraud related to Small Business Administration (“SBA”) loan applications through the Paycheck Protection Program (“PPP”) as part of the U.S. Coronavirus Aid, Relief and Economic Security Act (“CARES Act”);

•	the effects of pandemic and widespread public health emergencies;
•	the costs of integrating the businesses we acquire, which may be greater than expected;
•	the departure of key members of our management personnel or our inability to hire qualified management personnel;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;

•	inaccuracies in our assumptions about future events which could result in material differences between our financial projections and actual financial performance;
•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	required implementation of new accounting standards that significantly change our existing recognition practices;
•	additional regulatory requirements and restrictions on our business, which could impose additional costs on us;
•	an increase in FDIC deposit insurance assessments, which could adversely affect our earnings;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	restraints on the ability of Equity Bank to pay dividends to us, which could limit our liquidity;
•	a failure in the internal controls we have implemented to address the risks inherent to the banking industry;
•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•	costs arising from the environmental risks associated with making loans secured by real estate;
•	the occurrence of adverse weather or manmade events, which could negatively affect our core markets or disrupt our operations;
•	the effects of new federal tax laws, or changes to existing federal tax laws;
•	the obligation associated with being a public company requires significant resources and management attention; and
•	other factors, if any, or changes to previously disclosed risk factors are discussed in “Item 1A - Risk Factors.”

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2021 and December 31, 2020

(Dollar amounts in thousands)

	(Unaudited) June 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$138,869	$280,150
Federal funds sold	452	548
Cash and cash equivalents	139,321	280,698
Interest-bearing time deposits in other banks	—	249
Available-for-sale securities	1,041,613	871,827
Loans held for sale	6,183	12,394
Loans, net of allowance for credit losses of $51,834 and $33,709	2,763,227	2,557,987
Other real estate owned, net	10,861	11,733
Premises and equipment, net	90,876	89,412
Bank-owned life insurance	103,321	77,044
Federal Reserve Bank and Federal Home Loan Bank stock	18,454	16,415
Interest receivable	15,064	15,831
Goodwill	31,601	31,601
Core deposit intangibles, net	13,993	16,057
Other	33,702	32,108
Total assets	$4,268,216	$4,013,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$992,565	$791,639
Total non-interest-bearing deposits	992,565	791,639
Savings, NOW and money market	2,035,496	2,029,097
Time	659,494	626,854
Total interest-bearing deposits	2,694,990	2,655,951
Total deposits	3,687,555	3,447,590
Federal funds purchased and retail repurchase agreements	47,184	36,029
Federal Home Loan Bank advances	9,208	10,144
Subordinated debt	87,908	87,684
Contractual obligations	4,469	5,189
Interest payable and other liabilities	18,897	19,071
Total liabilities	3,855,221	3,605,707
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	176	174
Additional paid-in capital	389,394	386,820
Retained earnings	68,625	50,787
Accumulated other comprehensive income, net of tax	13,450	19,781
Employee stock loans	—	(43)
Treasury stock	(58,650)	(49,870)
Total stockholders’ equity	412,995	407,649
Total liabilities and stockholders’ equity	$4,268,216	$4,013,356

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months ended June 30, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$33,810	$32,627	$64,811	$67,003
Securities, taxable	3,523	4,017	7,322	8,637
Securities, nontaxable	717	880	1,441	1,846
Federal funds sold and other	268	409	556	1,004
Total interest and dividend income	38,318	37,933	74,130	78,490
Interest expense
Deposits	2,025	3,899	4,435	10,763
Federal funds purchased and retail repurchase agreements	26	24	48	55
Federal Home Loan Bank advances	80	552	145	1,727
Federal Reserve Bank discount window	—	6	—	6
Bank stock loan	—	306	—	415
Subordinated debt	1,557	255	3,113	538
Total interest expense	3,688	5,042	7,741	13,504
Net interest income	34,630	32,891	66,389	64,986
Provision (reversal) for credit losses	(1,657)	12,500	(7,413)	22,440
Net interest income after provision (reversal) for credit losses	36,287	20,391	73,802	42,546
Non-interest income
Service charges and fees	2,169	1,365	3,765	3,391
Debit card income	2,679	2,201	5,029	4,244
Mortgage banking	848	831	1,783	1,421
Increase in value of bank-owned life insurance	676	481	1,277	963
Net gain on acquisition	663	—	585	—
Net gain from securities transactions	—	4	17	12
Other	2,065	850	3,356	1,007
Total non-interest income	9,100	5,732	15,812	11,038
Non-interest expense
Salaries and employee benefits	12,769	12,695	25,491	26,199
Net occupancy and equipment	2,327	2,119	4,695	4,354
Data processing	3,474	2,763	6,137	5,426
Professional fees	999	943	2,072	2,310
Advertising and business development	799	403	1,481	1,099
Telecommunications	512	390	1,092	877
FDIC insurance	425	414	840	931
Courier and postage	327	353	696	737
Free nationwide ATM cost	513	327	985	747
Amortization of core deposit intangibles	1,030	974	2,064	1,776
Loan expense	181	287	419	521
Other real estate owned	(468)	269	(463)	577
Merger expenses	460	—	612	—
Other	2,458	2,000	4,566	4,141
Total non-interest expense	25,806	23,937	50,687	49,695
Income before income taxes	19,581	2,186	38,927	3,889
Provision for income taxes	4,415	497	8,686	942
Net income and net income allocable to common stockholders	$15,166	$1,689	$30,241	$2,947
Basic earnings per share	$1.06	$0.11	$2.10	$0.19
Diluted earnings per share	$1.03	$0.11	$2.06	$0.19

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months ended June 30, 2021 and 2020

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$15,166	$1,689	$30,241	$2,947
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period on available-for-sale securities	1,911	(698)	(8,458)	4,164
Amortization of unrealized loss on held-to-maturity securities	—	191	—	368
Total other comprehensive income	1,911	(507)	(8,458)	4,532
Tax effect	(480)	128	2,127	(1,139)
Other comprehensive income (loss), net of tax	1,431	(379)	(6,331)	3,393
Comprehensive income	$16,597	$1,310	$23,910	$6,340

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2021 and 2020

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at April 1, 2020	15,198,986	$174	$383,850	$127,015	$3,769	$(43)	$(37,414)	$477,351
Net income	—	—	—	1,689	—	—	—	1,689
Other comprehensive income, net of tax effects	—	—	—	—	(379)	—	—	(379)
Stock-based compensation	17,703	—	1,102	—	—	—	—	1,102
Common stock issued upon exercise of stock options	250	—	3	—	—	—	—	3
Common stock issued under stock-based incentive plan	1,362	—	—	—	—	—	—	—
Balance at June 30, 2020	15,218,301	$174	$384,955	$128,704	$3,390	$(43)	$(37,414)	$479,766

Balance at April 1, 2021	14,383,913	$175	$387,939	$53,459	$12,019	$—	$(55,777)	$397,815
Net income	—	—	—	15,166	—	—	—	15,166
Other comprehensive income (loss), net of tax effects	—	—	—	—	1,431	—	—	1,431
Stock-based compensation	9,351	—	948	—	—	—	—	948
Common stock issued upon exercise of stock options	37,753	1	507	—	—	—	—	508
Common stock issued under stock-based incentive plan	25,159	—	—	—	—	—	—	—
Treasury stock purchases	(96,004)	—	—	—	—	—	(2,873)	(2,873)
Balance at June 30, 2021	14,360,172	$176	$389,394	$68,625	$13,450	$—	$(58,650)	$412,995

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2021 and 2020

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2020	15,444,434	$174	$382,731	$125,757	$(3)	$(77)	$(30,522)	$478,060
Net income	—	—	—	2,947	—	—	—	2,947
Other comprehensive income (loss), net of tax effects	—	—	—	—	3,393	—	—	3,393
Stock-based compensation	17,703	—	1,858	—	—	—	—	1,858
Common stock issued upon exercise of stock options	650	—	12	—	—	—	—	12
Common stock issued under stock-based incentive plan	34,211	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	16,764	—	354	—	—	—	—	354
Repayment on employee stock loans	—	—	—	—	—	34	—	34
Treasury stock purchases	(295,461)	—	—	—	—	—	(6,892)	(6,892)
Balance at June 30, 2020	15,218,301	$174	$384,955	$128,704	$3,390	$(43)	$(37,414)	$479,766

Balance at January 1, 2021	14,540,556	$174	$386,820	$50,787	$19,781	$(43)	$(49,870)	$407,649
Net income	—	—	—	30,241	—	—	—	30,241
Other comprehensive income (loss), net of tax effects	—	—	—	—	(6,331)	—	—	(6,331)
Stock-based compensation	9,351	—	1,660	—	—	—	—	1,660
Common stock issued upon exercise of stock options	49,236	1	674	—	—	—	—	675
Common stock issued under stock-based incentive plan	72,424	1	(1)	—	—	—	—	—
Common stock issued under employee stock purchase plan	17,621	—	241	—	—	—	—	241
Repayment on employee stock loans	—	—	—	—	—	43	—	43
Treasury stock purchases	(329,016)	—	—	—	—	—	(8,780)	(8,780)
Implementation of ASU 2016-13, Current Expected Credit Losses	—	—	—	(12,403)	—	—	—	(12,403)
Balance at June 30, 2021	14,360,172	$176	$389,394	$68,625	$13,450	$—	$(58,650)	$412,995

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	(Unaudited) June 30,
	2021	2020
Cash flows from operating activities
Net income	$30,241	$2,947
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	1,660	1,858
Depreciation	2,024	1,837
Amortization of operating lease right-of-use asset	200	306
Amortization of cloud computing implementation costs	77	54
Provision (reversal) for credit losses	(7,413)	22,440
Net (accretion) amortization of premiums, discounts and deferred fees and costs on loans	8,847	(1,194)
Amortization (accretion) of premiums and discounts on securities	4,890	3,288
Amortization of intangibles	2,086	1,800
Deferred income taxes	905	318
Federal Home Loan Bank stock dividends	(22)	(435)
Loss (gain) on sales and valuation adjustments on other real estate owned	(775)	120
Change in unrealized loss (gain) on equity securities	(17)	(12)
Loss (gain) on disposal of premises and equipment	(17)	—
Loss (gain) on lease termination	(2)	—
Loss (gain) on sale of foreclosed assets	(6)	48
Loss (gain) on sales of loans	(1,515)	(1,155)
Originations of loans held for sale	(53,218)	(55,131)
Proceeds from the sale of loans held for sale	60,859	56,992
Increase in the value of bank-owned life insurance	(1,277)	(963)
Change in fair value of derivatives recognized in earnings	(245)	488
Gain on acquisition	(585)	—
Payments on operating lease payable	(246)	(360)
Net change in:
Interest receivable	767	(3,860)
Other assets	3,806	(5,688)
Interest payable and other liabilities	(3,788)	948
Net cash provided by (used in) operating activities	47,236	24,646
Cash flows from (to) investing activities
Purchases of available-for-sale securities	(410,487)	(57,868)
Purchases of held-to-maturity securities	—	(2,754)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	227,352	25,818
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	—	107,423
Net change in interest-bearing time deposits in other banks	249	250
Net change in loans	(47,046)	(251,898)
Purchases of mortgage loans	(167,983)	—
Purchases of government guaranteed loans	(3,861)	—
Capitalized construction cost of other real estate owned	—	(62)
Purchase of premises and equipment	(3,494)	(4,431)
Proceeds from sale of premises and equipment	23	17
Proceeds from sale of foreclosed assets	123	219
Net redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock	(2,017)	(260)
Net redemption (purchase) of correspondent and miscellaneous other stock	(68)	—
Proceeds from sale of other real estate owned	1,974	2,706
Purchase of bank-owned life insurance	(25,000)	—
Net cash provided by (used in) investing activities	(430,235)	(180,840)

Cash flows from (to) financing activities
Net increase (decrease) in deposits	239,953	183,694
Net change in federal funds purchased and retail repurchase agreements	11,155	15,849
Net borrowings (payments) on Federal Home Loan Bank line of credit	—	(231,223)
Proceeds from Federal Home Loan Bank term advances	70,000	253,000
Principal payments on Federal Home Loan Bank term advances	(70,929)	(1,240)
Proceeds from Federal Reserve Bank discount window	1,000	62,000
Principal payments on Federal Reserve Bank discount window	(1,000)	(62,000)
Proceeds from bank stock loan	—	38,354
Principal payments on bank stock loan	—	(47,344)
Principal payments on employee stock loans	43	34
Proceeds from the exercise of employee stock options	675	12
Proceeds from employee stock purchase plan	241	354
Proceeds from subordinated notes	—	42,000
Debt issuance cost	(16)	(1,140)
Purchase of treasury stock	(8,780)	(6,892)
Net change in contractual obligations	(720)	(265)
Net cash provided by (used in) financing activities	241,622	245,193
Net change in cash and cash equivalents	(141,377)	88,999
Cash and cash equivalents, beginning of period	280,698	89,291
Ending cash and cash equivalents	$139,321	$178,290
Supplemental cash flow information:
Interest paid	$8,157	$14,547
Income taxes paid, net of refunds	6,920	330
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	$705	$1,845
Other repossessed assets acquired in settlement of loans	67	2,035

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2021.  Operating results for the six months ended June 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

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

Many industries have and will continue to experience adverse impacts as a result of COVID-19.  Our exposure from outstanding loans and commitments to industries which we consider a higher risk totaled approximately $296,658 in hospitality and $37,723 in aircraft manufacturing at June 30, 2021.

Allowance for Credit Losses - Loans

As described below under Recently Adopted Accounting Pronouncements, the Company adopted the FASB ASU 2016-13 effective January 1, 2021, which requires the estimation of an allowance for credit losses in accordance with the current expected credit loss (“CECL”) methodology.  Management assesses the adequacy of the allowance on a quarterly basis.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date.  The allowance is adjusted through provision for credit losses and charge-offs, net of recoveries of amounts previously charged off.  The Company adopted ASC Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for the reporting periods beginning after January 1, 2021 are presented under ASC Topic 326, while prior amounts continue to be reported in accordance with previously applicable GAAP.

The Company adopted ASC 326 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30.  In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  On January 1, 2021, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $10,438 to the allowance for credit losses.  The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021.

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

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for estimated prepayments.  The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by the Company.  Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and deferred loan fees and costs.  Accrued interest receivable, as allowed under ASU 2016-13, is excluded from the credit loss estimate, is presented separately on the balance sheets and is excluded from the tabular loan disclosures in Note 3.

While its policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are inherently approximate and imprecise.  There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancellable.  The allowance for off-balance-sheet exposures is adjusted through other noninterest expense.  The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding.  Estimated credit losses on subsequently funded balances are based on the same assumptions used to estimate credit losses on existing funded loans.

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

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses, which changed how the Company measures credit losses for most of its financial assets.  This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities.  The Company is required to use a new forward-looking current expected credit losses (CECL) model that will result in the earlier recognition of allowances for credit losses.  For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities.  In addition, the ASU requires significantly more disclosure including information about credit quality by year of origination for most loans.  Generally, the amendments will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective.  The ASU was originally effective for the Company beginning in the first quarter of 2020; however, the CARES Act, issued in 2020, provided temporary relief related to the implementation of this accounting guidance until the earlier of the date on which the national emergency concerning the COVID-19 virus terminates or December 31, 2020.  The Company elected to utilize this relief and has calculated the allowance for loan losses and the resulting provision for loan losses using the prior incurred loss method through December 31, 2020.  Further implementation relief for this standard was provided on December 27, 2020, by section 540 of the Consolidated Appropriations Act (“CAA”) which allowed for an additional extension to the earlier of 60 days after the national emergency termination date or January 1, 2022.  The Company has elected not to extend the implementation any further and has adopted effective January 1, 2021.  The adoption of CECL  resulted in an increase to our total allowance for credit losses (“ACL”) on loans held for investment of $15,732, an increase in allowance for credit losses on unfunded loan commitments of $838, a reclassification of purchased credit-impaired discount from loans to the ACL of $10,438, an increase in deferred tax asset of $4,167 and a decrease in retained earnings of $12,403.  The increase in the ACL is largely attributable to moving to a life of loan allowance methodology and the transition of certain purchase discounts from an adjustment to amortized cost into the ACL.

In March 2020, various regulatory agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus.  The interagency statement was effective immediately and impacted accounting for loan modifications.  This interagency statement was later revised in April 2020 to clarify the interaction between the original interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors, (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  The CARES Act provisions were further extended to the earlier of 60 days after the national emergency termination date or January 1, 2022, by section 541 of the CAA.  In addition, loan deferrals can be qualified under section 4013 of the CARES Act during the extended relief period if certain criteria are met.  This interagency guidance and CARES Act provisions have had a material impact on the Company’s financial statements as reflected in Note 3.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$50,231	$203	$(72)	$—	$50,362
U.S. Treasury securities	11,641	108	—	—	11,749
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,938	14,837	(2,281)	—	674,494
Private label residential mortgage-backed securities	136,671	4	(229)	—	136,446
Corporate	52,514	1,480	—	—	53,994
Small Business Administration loan pools	11,037	38	(63)	—	11,012
State and political subdivisions	99,613	3,943	—	—	103,556
	$1,023,645	$20,613	$(2,645)	$—	$1,041,613

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available-for-sale securities
U.S. Government-sponsored entities	$996	$27	$—	$1,023
U.S. Treasury securities	4,024	1	—	4,025
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	630,485	21,049	(109)	651,425
Private label residential mortgage-backed securities	44,302	5	(129)	44,178
Corporate	52,503	1,153	(6)	53,650
Small Business Administration loan pools	1,226	44	—	1,270
State and political subdivisions	111,865	4,391	—	116,256
	$845,401	$26,670	$(244)	$871,827

The fair value and amortized cost of debt securities at June 30, 2021, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$6,621	$6,671
One to five years	41,939	42,433
Five to ten years	134,428	137,390
After ten years	42,048	44,178
Mortgage-backed securities	798,609	810,941
Total debt securities	$1,023,645	$1,041,613

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $742,793 at June 30, 2021, and $713,001 at December 31, 2020.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2021, and December 31, 2020.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$19,928	$(72)	$—	$—	$19,928	$(72)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	224,511	(2,281)	—	—	224,511	(2,281)
Private label residential mortgage-backed securities	90,016	(229)	—	—	90,016	(229)
Small Business Administration loan pools	9,711	(63)	—	—	9,711	(63)
Total temporarily impaired securities	$344,166	$(2,645)	$—	$—	$344,166	$(2,645)
December 31, 2020
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$28,770	$(109)	$—	$—	$28,770	$(109)
Private label residential mortgage-backed securities	28,367	(129)	—	—	28,367	(129)
Corporate	3,908	(6)	—	—	3,908	(6)
Total temporarily impaired securities	$61,045	$(244)	$—	$—	$61,045	$(244)

As of June 30, 2021, the Company held 50 available-for-sale securities in an unrealized loss position.

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

There were no sales of available-for-sale securities during the six months ended June 30, 2021 or 2020.

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

The following table lists categories of loans at June 30, 2021, and December 31, 2020.

	June 30, 2021	December 31, 2020
Commercial real estate	$1,261,214	$1,188,696
Commercial and industrial	732,126	734,495
Residential real estate	503,110	381,958
Agricultural real estate	129,020	133,693
Agricultural	97,912	94,322
Consumer	91,679	58,532
Total loans	2,815,061	2,591,696
Allowance for credit losses	(51,834)	(33,709)
Net loans	$2,763,227	$2,557,987

Included in the commercial and industrial loan balances at June 30, 2021 and December 31, 2020, are $271,461 and $253,741 of loans that were originated under the SBA PPP program.

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the quarter ended June 30, 2021, the Company purchased one pool of residential real estate loans totaling $78,533.  During the first six months of 2021, the Company purchased three pools of residential real estate loans totaling $167,983.  As of June 30, 2021, and December 31, 2020, residential real estate loans include $244,112 and $86,093 of purchased residential real estate loans.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $7,407 with related loans of $293,355 at June 30, 2021.  At December 31, 2020, excluding purchased credit impaired loans, there were $380,058 of loans with a related discount of $5,510 that were purchased as part of a merger.  Effective January 1, 2021, with the adoption of CECL, amortizable non-credit discounts on purchase credit impaired loans are included in unamortized discount of merger purchase accounting adjustments.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $444 at June 30, 2021, and $597 at December 31, 2020.

The Company adopted ASU 2016-13, also referred to as CECL, effective January 1, 2021, and with that adoption the Company’s method for estimating the allowance for credit losses has changed.  The Company estimates the allowance for credit losses under CECL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.  Internal historical loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels or loan terms, as well as, for changes in environmental conditions, such as changes in unemployment rates, property values, consumer price index, gross domestic product, housing starts or relevant index, US personal income, U.S. housing price indexes, federal funds target and various U.S. government interest rates.

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist.  The Company has identified commercial real estate, commercial and industrial, residential real estate, agricultural real estate, agricultural production and consumer as portfolio segments and measures the allowance for credit losses using a historical loss rate method for each segment to estimate credit losses on a collective basis.  The Company’s CECL calculation utilizes historical loss rates, average default month, average prepayment rates and exposure at default as assumptions to calculate an unadjusted historical loss estimate for the contractual term of the loans adjusted for prepayment.  The historical loss estimate is then adjusted for the anticipated changes in the Company’s historical loss rate using a regression analysis and current economic variables over the next 12 months.  The Company has selected 12 months as its reasonable and supportable forecast period and has selected an immediate reversion back to unadjusted historical loss rates for periods beyond the reasonable and supportable forecast period. The calculated historical loss estimate, and the economic qualitative adjustment are further evaluated for change via a management qualitative adjustment factor.  Management qualitative adjustments typically are anticipated changes in loss trends that are not reflected in the historical data to be used in forecasting.

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

During the three and six months ended June 30, 2021, the Company updated the purchase accounting conclusions related to PCD assets acquired through the Almena State Bank transaction and the adjustment is reflected in the table below within “Adjustment to impact of adopting ASC 326 – PCD loans.”  During the quarter, additional information was obtained and additional analysis was performed by the management team which led to a modification of purchase date accounting.  The adjustment resulted in a reduction in the allowance for credit losses which was offset by an increase in loan repurchase obligation, which is reported in interest payable and other liabilities in the consolidated balance sheets; decrease in deferred tax asset and an increase in gain on acquisition.

The following tables present the activity in the allowance for credit losses by class for the three-month periods ended June 30, 2021 and 2020.

June 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$15,118	$19,965	$11,511	$1,900	$4,349	$2,682	$55,525
Reclassification to allowance on unfunded commitments	72	52	(11)	(1)	—	3	115
Adjustment to impact of adopting ASC 326 - PCD loans	(56)	(1,898)	(1)	(226)	599	—	(1,582)
Provision for credit losses	91	578	(1,692)	(354)	(253)	(27)	(1,657)
Loans charged-off	—	(54)	(3)	(490)	(1)	(165)	(713)
Recoveries	—	47	4	18	1	76	146
Total ending allowance balance	$15,225	$18,690	$9,808	$847	$4,695	$2,569	$51,834

June 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance	$5,223	$4,979	$4,128	$456	$592	$6,537	$21,915
Provision for loan losses	4,095	5,435	1,318	526	219	907	12,500
Loans charged-off	(51)	(255)	(134)	(7)	(1)	(175)	(623)
Recoveries	200	9	3	—	—	74	286
Total ending allowance balance	$9,467	$10,168	$5,315	$975	$810	$7,343	$34,078

The following tables present the activity in the allowance for credit losses by class for the six-month periods ended June 30, 2021 and 2020.

June 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Cumulative effect adjustment of adopting ASC 326	5,612	4,167	8,870	167	(207)	(2,877)	15,732
Impact of adopting ASC 326 - PCD loans	4,571	(218)	220	960	4,905	—	10,438
Provision for credit losses	(4,044)	2,276	(3,834)	(700)	(764)	(347)	(7,413)
Loans charged-off	(53)	(61)	(12)	(502)	(1)	(375)	(1,004)
Recoveries	127	70	5	18	4	148	372
Total ending allowance balance	$15,225	$18,690	$9,808	$847	$4,695	$2,569	$51,834

June 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,919	$3,061	$2,676	$608	$546	$1,422	$12,232
Provision for loan losses	5,407	7,350	2,794	391	264	6,234	22,440
Loans charged-off	(59)	(284)	(159)	(24)	(1)	(453)	(980)
Recoveries	200	41	4	—	1	140	386
Total ending allowance balance	$9,467	$10,168	$5,315	$975	$810	$7,343	$34,078

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on method to determine allowance for credit loss as of June 30, 2021, and December 31, 2020.

June 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for impairment	$3,807	$8,777	$659	$512	$4,487	$58	$18,300
Collectively evaluated for impairment	11,418	9,913	9,149	335	208	2,511	33,534
Total	$15,225	$18,690	$9,808	$847	$4,695	$2,569	$51,834
Loan Balance:
Individually evaluated for impairment	$8,042	$29,510	$2,647	$6,535	$9,843	$231	$56,808
Collectively evaluated for impairment	1,253,172	702,616	500,463	122,485	88,069	91,448	2,758,253
Total	$1,261,214	$732,126	$503,110	$129,020	$97,912	$91,679	$2,815,061

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,159	$5,457	$485	$595	$96	$68	$8,860
Collectively evaluated for impairment	6,472	5,985	3,949	266	586	5,952	23,210
Purchased credit impaired loans	381	1,014	125	43	76	—	1,639
Total	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Loan Balance:
Individually evaluated for impairment	$4,752	$20,421	$1,939	$2,711	$2,201	$272	$32,296
Collectively evaluated for impairment	1,176,403	710,038	377,331	126,256	87,158	58,242	2,535,428
Purchased credit impaired loans	7,541	4,036	2,688	4,726	4,963	18	23,972
Total	$1,188,696	$734,495	$381,958	$133,693	$94,322	$58,532	$2,591,696

The following table presents information related to nonaccrual loans at June 30, 2021.

	June 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial and industrial	—	—	—
Residential real estate	37	—	—
Agricultural real estate	4,794	4,304	—
Agricultural	1,801	1,751	—
Consumer	—	—	—
Subtotal	6,632	6,055	—
With an allowance recorded:
Commercial real estate	8,685	8,042	3,807
Commercial and industrial	36,901	29,510	8,777
Residential real estate	2,742	2,647	659
Agricultural real estate	2,652	2,231	512
Agricultural	10,561	8,092	4,487
Consumer	261	231	58
Subtotal	61,802	50,753	18,300
Total	$68,434	$56,808	$18,300

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by class of loans as of December 31, 2020.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	December 31, 2020
	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial real estate	$6,279	$1,683	$—
Commercial and industrial	2,087	643	—
Residential real estate	270	180	—
Agricultural real estate	3,408	1,090	—
Agricultural	11,326	4,492	—
Consumer	—	—	—
Subtotal	23,370	8,088	—
With an allowance recorded:
Commercial real estate	7,134	5,899	2,540
Commercial and industrial	29,245	22,814	6,471
Residential real estate	3,023	2,775	610
Agricultural real estate	3,474	3,021	638
Agricultural	1,330	820	172
Consumer	294	272	68
Subtotal	44,500	35,601	10,499
Total	$67,870	$43,689	$10,499

The table below presents average recorded investment and interest income related to nonaccrual loans for the three and six months ended June 30, 2021 and 2020.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	June 30, 2021		June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$—	$2	$37	$1
Commercial and industrial	—	—	14,113	—
Residential real estate	11	—	4,318	—
Agricultural real estate	3,210	83	365	—
Agricultural	2,066	33	—	—
Consumer	—	1	—	—
Subtotal	5,287	119	18,833	1
With an allowance recorded:
Commercial real estate	8,010	3	6,734	19
Commercial and industrial	29,034	11	9,129	172
Residential real estate	2,752	2	4,030	2
Agricultural real estate	3,787	—	3,655	6
Agricultural	8,033	10	1,618	—
Consumer	253	1	317	—
Subtotal	51,869	27	25,483	199
Total	$57,156	$146	$44,316	$200

	As of and for the six months ended
	June 30, 2021		June 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$561	$3	$741	$1
Commercial and industrial	214	—	14,353	23
Residential real estate	67	—	4,320	—
Agricultural real estate	2,504	83	754	5
Agricultural	2,874	33	—	—
Consumer	—	1	—	—
Subtotal	6,220	120	20,168	29
With an allowance recorded:
Commercial real estate	7,306	18	5,405	19
Commercial and industrial	26,961	119	6,633	172
Residential real estate	2,760	2	3,768	3
Agricultural real estate	3,531	20	2,775	6
Agricultural	5,629	44	1,532	—
Consumer	260	1	338	—
Subtotal	46,447	204	20,451	200
Total	$52,667	$324	$40,619	$229

The following tables present the aging of the recorded investment in past due loans as of June 30, 2021, and December 31, 2020, by portfolio and class of loans.

June 30, 2021	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$154	$—	$—	$8,042	$1,253,018	$1,261,214
Commercial and industrial	533	33	—	29,510	702,050	732,126
Residential real estate	500	184	—	2,647	499,779	503,110
Agricultural real estate	439	—	—	6,535	122,046	129,020
Agricultural	30	40	—	9,843	87,999	97,912
Consumer	144	13	45	231	91,246	91,679
Total	$1,800	$270	$45	$56,808	$2,756,138	$2,815,061

December 31, 2020	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,374	$172	$—	$7,582	$1,179,568	$1,188,696
Commercial and industrial	261	—	—	23,457	710,777	734,495
Residential real estate	377	4,712	—	2,955	373,914	381,958
Agricultural real estate	260	—	98	4,111	129,224	133,693
Agricultural	196	—	—	5,312	88,814	94,322
Consumer	336	60	45	272	57,819	58,532
Total	$2,804	$4,944	$143	$43,689	$2,540,116	$2,591,696

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

Based on the most recent analysis performed, the risk category of loans, by type and year of origination, at June 30, 2021, is as follows.

June 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$134,193	$231,037	$168,682	$123,155	$80,636	$157,523	$356,078	$86	$1,251,390
Special mention	127	—	—	—	—	—	—	—	127
Substandard	1,793	820	188	100	1,147	5,644	5	—	9,697
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$136,113	$231,857	$168,870	$123,255	$81,783	$163,167	$356,083	$86	$1,261,214
Commercial and industrial
Risk rating
Pass	$289,441	$140,043	$75,307	$20,865	$15,235	$14,113	$104,988	$10,303	$670,295
Special mention	—	—	—	4,224	10,130	—	2,637	2,735	19,726
Substandard	23	10,101	15,924	2,791	672	2,510	10,049	35	42,105
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$289,464	$150,144	$91,231	$27,880	$26,037	$16,623	$117,674	$13,073	$732,126
Residential real estate
Risk rating
Pass	$104,952	$88,158	$32,407	$71,137	$42,330	$111,421	$49,913	$145	$500,463
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	147	56	497	1,712	235	—	2,647
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$104,952	$88,158	$32,554	$71,193	$42,827	$113,133	$50,148	$145	$503,110
Agricultural real estate
Risk rating
Pass	$12,824	$29,315	$13,455	$11,373	$6,844	$14,314	$32,489	$—	$120,614
Special mention	—	—	—	—	—	—	—	—	—
Substandard	557	65	1,536	1,838	2,666	754	990	—	8,406
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$13,381	$29,380	$14,991	$13,211	$9,510	$15,068	$33,479	$—	$129,020
Agricultural
Risk rating
Pass	$14,196	$14,071	$3,431	$2,035	$3,565	$1,675	$48,181	$74	$87,228
Special mention	—	—	—	—	—	—	—	—	—
Substandard	237	2,153	2,395	3,232	247	1,657	763	—	10,684
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$14,433	$16,224	$5,826	$5,267	$3,812	$3,332	$48,944	$74	$97,912
Consumer
Risk rating
Pass	$13,624	$14,234	$8,947	$4,664	$2,039	$1,127	$46,719	$47	$91,401
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	95	55	35	37	56	—	—	278
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$13,624	$14,329	$9,002	$4,699	$2,076	$1,183	$46,719	$47	$91,679
Total loans
Risk rating
Pass	$569,230	$516,858	$302,229	$233,229	$150,649	$300,173	$638,368	$10,655	$2,721,391
Special mention	127	—	—	4,224	10,130	—	2,637	2,735	19,853
Substandard	2,610	13,234	20,245	8,052	5,266	12,333	12,042	35	73,817
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$571,967	$530,092	$322,474	$245,505	$166,045	$312,506	$653,047	$13,425	$2,815,061

 The classification status of loans by class of loans is as follows at December 31, 2020.

December 31, 2020	Unclassified	Classified	Total
Commercial real estate	$1,171,961	$16,735	$1,188,696
Commercial and industrial	674,392	60,103	734,495
Residential real estate	378,868	3,090	381,958
Agricultural real estate	125,425	8,268	133,693
Agricultural	86,629	7,693	94,322
Consumer	58,253	279	58,532
Total	$2,495,528	$96,168	$2,591,696

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

The accretable yield associated with these loans was $2,630 as of December 31, 2020.  The interest income recognized on these loans for the three and six-month periods ended June 30, 2020, was $345 and $861.  For the three and six-month periods ended June 30, 2020, there was a provision for loan losses of $1,350 and $2,018 recorded for these loans.

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

The following table summarizes the Company’s TDRs by accrual status at June 30, 2021, and December 31, 2020.

June 30, 2021	Nonaccrual	Related Allowance for Credit Losses
Commercial real estate	$1,807	$867
Commercial and industrial	12,771	1,236
Total troubles debt restructurings	$14,578	$2,103

December 31, 2020	Nonaccrual	Related Allowance for Loan Losses
Commercial real estate	$1,167	$342
Commercial and industrial	13,613	1,954
Total troubles debt restructurings	$14,780	$2,296

At June 30, 2021, and December 31, 2020, there were no commitments to lend additional amounts on these loans.

There were no loan modifications considered to be troubled debt restructurings that occurred during the three or six-month periods ended June 30, 2021 or 2020.

There were no troubled debt restructurings within the twelve months preceding June 30, 2021.  No restructured loans that were modified within the twelve months preceding June 30, 2020, have subsequently had a payment default.  Default is determined at 90 or more days past due, charge-off or foreclosure.

As of June 30, 2021, and December 31, 2020, we had 36 and 28 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $68,355 and $60,880 in connection with the COVID-19 relief provided by the CARES Act.  These deferrals were not considered troubled debt restructurings based on the CARES Act, CAA or regulatory guidance.

The following table lists loans included in the payment deferral program under the Cares Act by deferment type and category at June 30, 2021, and December 31, 2020.

	June 30, 2021
	Commercial Real Estate	Commercial and Industrial	Agricultural Real Estate	Total
12 months partial principal only	$—	$1,920	$—	$1,920
6 months principal only	284	2,824	—	3,108
8 months principal only	2,459	—	—	2,459
9 months principal only	11,196	973	—	12,169
12 months principal only	11,626	3,533	112	15,271
6 months principal and interest, then 9 months principal only	30,815	2,613	—	33,428
Total loans	$56,380	$11,863	$112	$68,355

	December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Total
12 months partial principal only	$—	$1,965	$1,965
6 months principal only	2,262	4,175	6,437
9 months principal only	2,459	—	2,459
12 months principal only	10,092	3,675	13,767
3 months principal and interest, then 6 months principal only	—	2,824	2,824
6 months principal and interest, then 9 months principal only	30,815	2,613	33,428
Total loans	$45,628	$15,252	$60,880

The classification status of loans participating in the payment deferral program at June 30, 2021, and December 31, 2020, is listed below.

	June 30, 2021			December 31, 2020
	Unclassified	Classified	Total	Unclassified	Classified	Total
Commercial real estate	$56,380	$—	$56,380	$45,628	$—	$45,628
Commercial and industrial	4,968	6,895	11,863	5,095	10,157	15,252
Agricultural real estate	112	—	112	—	—	—
Total loans	$61,460	$6,895	$68,355	$50,723	$10,157	$60,880

While all industries have and will continue to experience adverse impacts as a result of COVID-19, the Company had exposures (on balance sheet loans and commitments to lend) in the following loan categories that are considered to be most at-risk of a significant impact as of June 30, 2021.

Hospitality Lending – The Company’s exposure to the hospitality sector at June 30, 2021, was $296.7 million, or 11.7%, of total loans excluding PPP loans.  As of June 30, 2021, $26.2 million of these loans were actively participating in a deferral program.

The top 20 loans within this portfolio comprise $229.4 million, or 77.3%, of the total exposure.  These loans are geographically diversified and well secured.  The borrowers are well known to the Company and experienced hoteliers who have evidenced efforts to enhance profitability in the current economic environment by driving down costs and creatively occupying their properties, including arrangements with medical professionals and others on the front line of this pandemic.  Historically, the portfolio has exhibited strong operational cash flows.  The remainder of the portfolio is comprised of many smaller balance loans.

Aircraft Manufacturing – The Company’s exposure to the aircraft manufacturing category at June 30, 2021, was $37.7 million, or 1.5%, of total loans excluding PPP loans.  As of June 30, 2021, none of these loans were actively participating in a deferral program.  The portfolio is comprised of experienced industry operators who have historically performed without exception.

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

While management is optimistic about the performance of the above addressed portions of the portfolio as a whole, the Company acknowledges the risks associated with the current economic conditions and related unknowns.  These risks are believed to have been addressed and reserved for through our allowance for credit losses and associated provision for credit losses as of and for the period ended June 30, 2021.

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by the Company.  The allowance for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit loss expense recognized within other non-interest expense on the consolidated statements of income and included in other liabilities on the consolidated balance sheets.  The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life.  The estimate of expected credit loss is based on the historical loss rate for the class of loan the commitments would be classified as if funded.

The following table lists allowance for credit losses on off-balance sheet credit exposures as of June 30, 2021.

June 30, 2021	Allowance for Credit Losses
Commercial real estate	$331
Commercial and industrial	191
Residential real estate	43
Agricultural real estate	—
Agricultural	—
Consumer	437
Total allowance for credit losses	$1,002

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At June 30, 2021, the portfolio of interest rate swaps had a weighted average maturity of 5.8 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.14%.  At December 31, 2020, the portfolio of interest rate swaps had a weighted average maturity of 6.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.21%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At June 30, 2021, this portfolio of interest rate swaps had a weighted average maturity of 7.4 years, weighted average pay rate of 4.32% and a weighted average rate received of 4.32%.  At December 31, 2020, this portfolio of interest rate swaps had a weighted average maturity of 7.9 years, weighted average pay rate of 4.34% and weighted average rate received of 4.34%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2021, and December 31, 2020.

	June 30, 2021			December 31, 2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$5,474	$—	$326	$5,585	$—	$497
Total derivatives designated as hedging relationships	5,474	—	326	5,585	—	497
Derivatives not designated as hedging instruments:
Interest rate swaps	117,760	5,213	5,616	119,341	7,172	7,820
Total derivatives not designated as hedging instruments	117,760	5,213	5,616	119,341	7,172	7,820
Total	$123,234	5,213	5,942	$124,926	7,172	8,317
Cash collateral		—	(6,110)		—	(8,440)
Netting adjustments		239	239		123	123
Net amount presented in Balance Sheet		$5,452	$71		$7,295	$—

 The table below lists designated and qualifying hedged items in fair value hedges at June 30, 2021, and December 31, 2020.

	June 30, 2021			December 31, 2020
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$5,474	$320	$—	$5,583	$491	$—
Total	$5,474	$320	$—	$5,583	$491	$—

The Company reports hedging derivative gains (losses) as adjustments to loan interest income along with the related net interest settlements and the derivative gains (losses) and net interest settlements for economic derivatives are reported in other income. For the three and six-month periods ended June 30, 2021 and 2020, the Company recorded net gains (losses) on derivatives and hedging activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedges	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(105)	8	245	(484)
Total net gains (losses) related to derivatives not designated as hedging instruments	(105)	8	245	(484)
Net gains (losses) on derivatives and hedging activities	$(105)	$8	$245	$(484)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended June 30, 2021 and 2020.

	June 30, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$33	$(33)	$—	$(28)
Total	$33	$(33)	$—	$(28)

	June 30, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(37)	$37	$—	$(24)
Total	$(37)	$37	$—	$(24)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six-month periods ended June 30, 2021 and 2020.

	June 30, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(171)	$171	$—	$(56)
Total	$(171)	$171	$—	$(56)

	June 30, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(436)	$436	$—	$(33)
Total	$(436)	$436	$—	$(33)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended June 30, 2021, and December 31, 2020, are listed below.

	June 30, 2021
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,331	$3,317	17.0	2.99%
Total operating leases	$3,331	$3,317	17.0	2.99%

	December 31, 2020
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,540	$3,524	16.9	2.99%
Total operating leases	$3,540	$3,524	16.9	2.99%

Operating lease costs for the three and six-month periods ended June 30, 2021 and 2020, are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$126	$183	$251	$365
Short-term lease cost	—	—	—	—
Variable lease cost	3	8	13	19
Total operating lease cost	$129	$191	$264	$384

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or six-month periods ended June 30, 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	June 30, 2021
Due in one year or less	$459
Due after one year through two years	468
Due after two years through three years	276
Due after three years through four years	212
Due after four years through five years	213
Thereafter	2,725
Total undiscounted cash flows	4,353
Discount on cash flows	(1,036)
Total operating lease liability	$3,317

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2021, and December 31, 2020, are listed below.

	June 30, 2021	December 31, 2020
Federal funds purchased	$—	$—
Retail repurchase agreements	47,184	36,029

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $47,668 and $47,113 at June 30, 2021, and December 31, 2020.  The agreements are on a day-to-day basis and can be terminated on demand.

	June 30, 2021	December 31, 2020
Year-to-date average daily balance during the period	$43,904	$45,041
Maximum month-end balance year-to-date	$47,184	$53,543
Weighted average interest rate at period-end	0.22%	0.22%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of June 30, 2021, are listed below.

	June 30, 2021	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$—	—	—
Federal Home Loan Bank fixed-rate term advances	9,179	2.79%	2.0
Total principal outstanding	9,179
Merger purchase accounting adjustment	29
Total Federal Home Loan Bank advances	$9,208

Federal Home Loan Bank advances as of December 31, 2020, are listed below.

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$—	—	—
Federal Home Loan Bank fixed-rate term advances	10,107	2.79%	2.3
Total principal outstanding	10,107
Merger purchase accounting adjustment	37
Total Federal Home Loan Bank advances	$10,144

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $822,009 and $763,506 at June 30, 2021, and December 31, 2020.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $797,072 and $661,490 at June 30, 2021, and December 31, 2020.

Federal Reserve Bank discount window

At June 30, 2021, to support the $250,295 borrowing capacity from the Federal Reserve Bank, the Company has pledged loans with an outstanding balance of $263,144 and securities with a fair value of $50,025.  No borrowings were secured from this facility at periods ended June 30, 2021 or 2020.

Bank stock loan

The Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $40,000, secured by the Company’s stock in Equity Bank.  The loan was renewed and amended on June 30, 2020, with a maturity date of August 15, 2021, and has recently been extended to November 13, 2021.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.50%.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five-year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.

There were no outstanding principal balances on the bank stock loan at June 30, 2021, or December 31, 2020.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of June 30, 2021, and December 31, 2020, are listed below.

	June 30, 2021	December 31, 2020
Subordinated debentures	$15,031	$14,872
Subordinated notes	72,877	72,812
Total	$87,908	$87,684

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

Subordinated debentures as of June 30, 2021, and December 31, 2020, are listed below.

	June 30, 2021	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.18%	13.8
CTIII subordinated debentures	5,155	2.01%	16.0
CFSTI subordinated debentures	5,155	3.40%	11.5
Total contractual balance	20,620
Fair market value adjustments	(5,589)
Total subordinated debentures	$15,031

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.24%	14.3
CTIII subordinated debentures	5,155	2.11%	16.5
CFSTI subordinated debentures	5,155	3.50%	12.0
Total contractual balance	20,620
Fair market value adjustments	(5,748)
Total subordinated debentures	$14,872

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

Subordinated notes as of June 30, 2021, are listed below.

	June 30, 2021	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	9.0
Total principal outstanding	75,000
Debt issuance cost	(2,123)
Total subordinated notes	$72,877

Subordinated notes as of December 31, 2020, are listed below.

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	9.5
Total principal outstanding	75,000
Debt issuance cost	(2,188)
Total subordinated notes	$72,812

Future principal repayments

Future principal repayments of the June 30, 2021, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$47,184	$2,357	$—	$—	$49,541
Due after one year through two years	—	2,357	—	—	2,357
Due after two years through three years	—	2,107	—	—	2,107
Due after three years through four years	—	1,857	—	—	1,857
Due after four years through five years	—	501	—	—	501
Thereafter	—	—	20,620	75,000	95,620
Total	$47,184	$9,179	$20,620	$75,000	$151,983

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At June 30, 2021, and December 31, 2020, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at June 30, 2021, and December 31, 2020.

	June 30, 2021	December 31, 2020
Class A common stock – issued	17,373,462	17,224,830
Class A common stock – held in treasury	(3,013,290)	(2,684,274)
Class A common stock – outstanding	14,360,172	14,540,556
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”).  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  ESPP compensation expense of $30 and $55 was recorded for the three and six-month periods ended June 30, 2021.  ESPP compensation expense of $21 and $50 was recorded for the three and six-month periods ended June 30, 2020.  The following table presents the offering periods and costs associated with this program during the reporting period.

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

In September of 2020, the Company’s Board of Directors authorized an additional repurchase of up to 800,000 shares of the Company’s outstanding common stock, from time to time, beginning October 30, 2020, and concluding October 29, 2021.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  Under this program, during the year ended December 31, 2020, the Company repurchased a total of 313,231 shares of the Company’s outstanding common stock at an average price paid of $20.82 per share.  During the three and six-months ended June 30, 2021, the Company repurchased a total of 73,070 and 306,082 shares of the Company’s outstanding common stock at an average price paid of $28.94 and $26.20 per share.  At June 30, 2021, there are 180,687 shares remaining available for repurchase under the program.

Accumulated other comprehensive income (loss)

At June 30, 2021, and December 31, 2020, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of June 30, 2021, and December 31, 2020, are listed below.

	Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss)
June 30, 2021
Net unrealized or unamortized gains	$17,969	$17,969
Tax effect	(4,519)	(4,519)
	$13,450	$13,450
December 31, 2020
Net unrealized or unamortized gains	$26,426	$26,426
Tax effect	(6,645)	(6,645)
	$19,781	$19,781

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 and became fully phased in January 1, 2019.  The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of June 30, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2021, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2021, and December 31, 2020, are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2021
Total capital to risk weighted assets
Equity Bancshares, Inc.	$478,757	16.74%	$300,338	10.50%	$ N/A	N/A
Equity Bank	446,154	15.62%	299,919	10.50%	285,637	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	369,915	12.93%	243,131	8.50%	N/A	N/A
Equity Bank	410,238	14.36%	242,791	8.50%	228,509	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	354,884	12.41%	200,225	7.00%	N/A	N/A
Equity Bank	410,238	14.36%	199,946	7.00%	185,664	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	369,915	8.88%	166,628	4.00%	N/A	N/A
Equity Bank	410,238	9.86%	166,450	4.00%	208,062	5.00%
December 31, 2020
Total capital to risk weighted assets
Equity Bancshares, Inc.	$462,865	17.35%	$280,072	10.50%	$ N/A	N/A
Equity Bank	418,992	15.73%	279,646	10.50%	266,329	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	356,707	13.37%	226,725	8.50%	N/A	N/A
Equity Bank	385,696	14.48%	226,380	8.50%	213,064	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	341,835	12.82%	186,714	7.00%	N/A	N/A
Equity Bank	385,696	14.48%	186,431	7.00%	173,114	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	356,707	9.30%	153,490	4.00%	N/A	N/A
Equity Bank	385,696	10.07%	153,276	4.00%	191,595	5.00%

 Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six-month periods ended June 30, 2021 and 2020.

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Basic:
Net income (loss) allocable to common stockholders	$15,166	$1,689	$30,241	$2,947
Weighted average common shares outstanding	14,355,310	15,209,388	14,405,370	15,297,028
Weighted average vested restricted stock units	1,648	95	4,958	1,562
Weighted average shares	14,356,958	15,209,483	14,410,328	15,298,590
Basic earnings (loss) per common share	$1.06	$0.11	$2.10	$0.19
Diluted:
Net income (loss) allocable to common stockholders	$15,166	$1,689	$30,241	$2,947
Weighted average common shares outstanding for:
Basic earnings per common share	14,356,958	15,209,483	14,410,328	15,298,590
Dilutive effects of the assumed exercise of stock options	207,322	69,802	188,083	118,999
Dilutive effects of the assumed vesting of restricted stock units	107,286	23,453	103,267	28,016
Dilutive effects of the assumed exercise of ESPP purchases	3,272	1,271	2,562	3,912
Average shares and dilutive potential common shares	14,674,838	15,304,009	14,704,240	15,449,517
Diluted earnings (loss) per common share	$1.03	$0.11	$2.06	$0.19

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table.

	Three months ended		Six months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Stock options	301,709	439,060	302,165	346,574
Restricted stock units	7,575	201,790	8,799	149,124
Total antidilutive shares	309,284	640,850	310,964	495,698

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	June 30, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$50,362	$—
U.S. Treasury securities	—	11,749	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	674,494	—
Private label residential mortgage backed securities	—	136,446	—
Corporate	—	53,994	—
Small Business Administration loan pools	—	11,012	—
State and political subdivisions	—	103,556	—
Derivative assets:
Derivative assets (included in other assets)	—	5,213	—
Cash collateral held by counterparty and netting adjustments	239	—	—
Total derivative assets	239	5,213	—
Other assets:
Equity securities with readily determinable fair value	591	—	—
Total other assets	591	—	—
Total assets	$830	$1,046,826	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,942	$—
Cash collateral held by counterparty and netting adjustments	(5,871)	—	—
Total derivative liabilities	(5,871)	5,942	—
Total liabilities	$(5,871)	$5,942	$—

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$1,023	$—
U.S. Treasury securities	—	4,025	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	651,425	—
Private label residential mortgage backed securities	—	44,178	—
Corporate	—	53,650	—
Small Business Administration loan pools	—	1,270	—
State and political subdivisions	—	116,256	—
Derivative assets:
Derivative assets (included in other assets)	—	7,172	—
Cash collateral held by counterparty and netting adjustments	123	—	—
Total derivative assets	123	7,172	—
Other assets:
Equity securities with readily determinable fair value	506	—	—
Total other assets	506	—	—
Total assets	$629	$878,999	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,317	$—
Cash collateral held by counterparty	(8,317)	—	—
Total derivative liabilities	(8,317)	8,317	—
Total liabilities	$(8,317)	$8,317	$—

There were no material transfers between levels during the six months ended June 30, 2021, or the year ended December 31, 2020.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	June 30, 2021
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$4,235
Commercial and industrial	—	—	20,733
Residential real estate	—	—	1,988
Agricultural real estate	—	—	1,720
Other	—	—	3,777
Other real estate owned:
Commercial real estate	—	—	3,049
Residential real estate	—	—	649

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$3,359
Commercial and industrial	—	—	16,343
Residential real estate	—	—	2,165
Agricultural real estate	—	—	2,383
Other	—	—	852
Other real estate owned:
Commercial real estate	—	—	3,882
Residential real estate	—	—	469

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2021, or December 31, 2020.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
June 30, 2021
Individually evaluated real estate loans	$20,918	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 38% (22%)
Individually evaluated other loans	$11,535	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5X)
Individually evaluated other real estate owned	$3,698	Sales Comparison Approach	Adjustments for differences between comparable sales	8% - 24% (16%)
December 31, 2020
Individually evaluated real estate loans	$13,443	Sales Comparison Approach	Adjustments for differences between comparable sales	2% - 22% (12%)
Individually evaluated other loans	$11,659	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5X)
Individually evaluated other real estate owned	$4,351	Sales Comparison Approach	Adjustments for differences between comparable sales	16% - 42% (29%)

Carrying amount and estimated fair values of financial instruments at period end were as follows.

	June 30, 2021
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$139,321	$139,321	$139,321	$—	$—
Available-for-sale securities	1,041,613	1,041,613	—	1,041,613	—
Loans held for sale	6,183	6,183	—	6,183	—
Loans, net of allowance for credit losses	2,763,227	2,736,784	—	—	2,736,784
Federal Reserve Bank and Federal Home Loan Bank stock	18,454	18,454	—	18,454	—
Interest receivable	15,064	15,064	—	15,064	—
Derivative assets	5,213	5,213	—	5,213	—
Cash collateral held by derivative counterparty and netting adjustments	239	239	239	—	—
Total derivative assets	5,452	5,452	239	5,213	—
Equity securities with readily determinable fair value	591	591	591	—	—
Total assets	$3,989,905	$3,963,462	$140,151	$1,086,527	$2,736,784
Financial liabilities:
Deposits	$3,687,555	$3,689,814	$—	$3,689,814	$—
Federal funds purchased and retail repurchase agreements	47,184	47,184	—	47,184	—
Federal Home Loan Bank advances	9,208	9,547	—	9,547	—
Subordinated debentures	15,031	15,031	—	15,031	—
Subordinated notes	72,877	81,127	—	81,127	—
Contractual obligations	4,469	4,469	—	4,469	—
Interest payable	573	573	—	573	—
Derivative liabilities	5,942	5,942	—	5,942	—
Cash collateral held by derivative counterparty and netting adjustments	(5,871)	(5,871)	(5,871)	—	—
Total derivative liabilities	71	71	(5,871)	5,942	—
Total liabilities	$3,836,968	$3,847,816	$(5,871)	$3,853,687	$—

	December 31, 2020
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$280,698	$280,698	$280,698	$—	$—
Interest-bearing time deposits in other banks	249	249	—	249	—
Available-for-sale securities	871,827	871,827	—	871,827	—
Loans held for sale	12,394	12,394	—	12,394	—
Loans, net of allowance for credit losses	2,557,987	2,430,325	—	—	2,430,325
Federal Reserve Bank and Federal Home Loan Bank stock	16,415	16,415	—	16,415	—
Interest receivable	15,831	15,831	—	15,831	—
Derivative assets	7,172	7,172	—	7,172	—
Cash collateral held by derivative counterparty and netting adjustments	123	123	123	—	—
Total derivative assets	7,295	7,295	123	7,172	—
Equity securities with readily determinable fair value	506	506	506	—	—
Total assets	$3,763,202	$3,635,540	$281,327	$923,888	$2,430,325
Financial liabilities:
Deposits	$3,447,590	$3,451,366	$—	$3,451,366	$—
Federal funds purchased and retail repurchase agreements	36,029	36,029	—	36,029	—
Federal Home Loan Bank advances	10,144	10,656	—	10,656	—
Subordinated debentures	14,872	14,872	—	14,872	—
Subordinated notes	72,812	80,448	—	80,448	—
Contractual obligations	5,189	5,189	—	5,189	—
Interest payable	1,231	1,231	—	1,231	—
Derivative liabilities	8,317	8,317	—	8,317	—
Cash collateral held by derivative counterparty and netting adjustments	(8,317)	(8,317)	(8,317)	—	—
Total derivative liabilities	—	—	(8,317)	8,317	—
Total liabilities	$3,587,867	$3,599,791	$(8,317)	$3,608,108	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2021, and December 31, 2020, were as follows.

	June 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$48,077	$184,249	$50,123	$129,860
Mortgage loans in the process of origination	10,483	6,839	13,826	1,713
Unused lines of credit	96,290	215,178	120,720	226,731

The fixed rate loan commitments have interest rates ranging from 2.33% to 6.58% and maturities ranging from 1 month to 180 months.

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

The contractual amounts of standby letters of credit as of June 30, 2021, and December 31, 2020, were as follows.

	June 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$8,671	$2,250	$9,020	$3,314

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

Equity Bank is a party to a lawsuit filed on November 5, 2020, in Missouri federal court on behalf of one of our customers, alleging improperly collected overdraft fees on two separate legal theories.  The plaintiff seeks to have the case certified as a class action.  The Bank was served on February 2, 2021.  The Company filed a motion to dismiss the claims on April 26, 2021.  In response, the Plaintiff amended its lawsuit and dropped one of the two claims.  The Company filed a motion to dismiss the remaining claim in the Amended Complaint on June 26, 2021.  The Company believes that the lawsuit is without merit and it intends to vigorously defend against the claim now asserted.  At this time, the Company is unable to reasonably estimate the outcome of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three and six-month periods ended June 30, 2021 and 2020.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Non-interest income
Service charges and fees	$2,169	$1,365	$3,765	$3,391
Debit card income	2,679	2,201	5,029	4,244
Mortgage banking(a)	848	831	1,783	1,421
Increase in bank-owned life insurance(a)	676	481	1,277	963
Net gain (loss) on acquisition(a)	663	—	585	—
Net gain (loss) from securities transactions(a)	—	4	17	12
Other
Investment referral income	194	133	317	299
Trust income	336	83	496	154
Insurance sales commissions	46	11	106	29
Recovery on zero-basis purchased loans(a)	19	92	53	106
Income (loss) from equity method investments(a)	(56)	5	(111)	—
Other non-interest income related to loans and deposits	1,481	345	2,448	217
Other non-interest income not related to loans and deposits(a)	45	181	47	202
Total other non-interest income	2,065	850	3,356	1,007
Total	$9,100	$5,732	$15,812	$11,038
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS

At the close of business on October 23, 2020, the Company acquired the assets and assumed the deposit liabilities of Almena State Bank (“Almena”), based in Norton, Kansas, pursuant to a Purchase and Assumption Agreement facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Acquisition costs related to this acquisition during the six months ended June 30, 2021 were $218 ($163 on an after-tax basis).

During the six months ended June 30, 2021, the Company updated the valuation for certain Almena loans which at acquisition showed evidence of credit quality deterioration since origination.  The net result of this valuation was a $585 addition to the gain on acquisition recorded during the fourth quarter of 2020.

On May 14, 2021, the Company entered into an agreement and plan of reorganization with American State Bancshares, Inc. (“ASBI”). ASBI is the parent company of American State Bank & Trust Company (“American State Bank”), which has a total of seventeen locations in Kansas.  The transaction is expected to close in the fourth quarter of 2021, subject to customary closing conditions, including the receipt of regulatory approval.  Acquisition costs related to this acquisition during the six months ended June 30, 2021 were $394 ($337 on an after-tax basis).

In their June 30, 2021, unaudited Consolidated Report of Condition, American State Bank reported total assets of $786,135, which included total loans of $470,974 and securities of $195,473.  At June 30, 2021, total liabilities of $689,017 were reported by American State Bank, which included deposits of $659,006.  American State Bank reported $2,930 in net income before income taxes for the six months ended June 30, 2021.  The Company anticipates there will be goodwill and core deposit intangibles recorded with this acquisition.  Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair value of identifiable assets acquired and liabilities assumed.

On July 19, 2021, the Company announced that Equity Bank, a wholly owned subsidiary of the Company, signed a definitive branch purchase and assumption agreement to acquire the assets and assume the deposits of three bank locations in St. Joseph, Missouri, from Security Bank of Kansas City, a subsidiary of Valley View Financial Co. of Overland Park, Kansas.  The Company anticipates closing the transaction in the fourth quarter of 2021, subject to customary closing conditions, including the receipt of regulatory approval.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 51 full-service banking sites located in Arkansas, Kansas, Missouri and Oklahoma.  As of June 30, 2021, we had consolidated total assets of $4.27 billion, total loans held for investment, net of allowance, of $2.76 billion, total deposits of $3.69 billion and total stockholders’ equity of $413.0 million.  During the three-month period ended June 30, 2021, the Company had net income of $15.2 million as compared to net income of $1.7 million for the three-month period ended June 30, 2020.  During the six-month periods ended June 30, 2021 and 2020, net income was $30.2 million and $2.9 million.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts).

	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$38,318	$35,812	$39,989	$37,082	$37,933
Interest expense	3,688	4,053	4,430	4,975	5,042
Net interest income	34,630	31,759	35,559	32,107	32,891
Provision (reversal) for credit losses	(1,657)	(5,756)	1,000	815	12,500
Net gain (loss) from securities transactions	—	17	(1)	—	4
Other non-interest income	9,100	6,695	8,501	6,485	5,728
Merger expenses	460	152	299	—	—
Goodwill impairment	—	—	—	104,831	—
Other non-interest expense	25,346	24,729	28,161	26,004	23,937
Income (loss) before income taxes	19,581	19,346	14,599	(93,058)	2,186
Provision for income taxes	4,415	4,271	2,111	(2,653)	497
Net income (loss)	15,166	15,075	12,488	(90,405)	1,689
Net income (loss) allocable to common stockholders	15,166	15,075	12,488	(90,405)	1,689
Basic earnings (loss) per share	$1.06	$1.04	$0.85	$(6.01)	$0.11
Diluted earnings (loss)per share	$1.03	$1.02	$0.84	$(6.01)	$0.11
Balance Sheet Data (at period end)
Cash and cash equivalents	$139,321	$136,688	$280,698	$65,839	$178,290
Available-for-sale securities	1,041,613	998,100	871,827	798,576	177,228
Held-to-maturity securities	—	—	—	—	662,522
Loans held for sale	6,183	8,609	12,394	9,053	4,802
Gross loans held for investment	2,815,061	2,795,740	2,591,696	2,725,713	2,806,334
Allowance for credit losses	51,834	55,525	33,709	34,087	34,078
Loans held for investment, net of allowance for credit losses	2,763,227	2,740,215	2,557,987	2,691,626	2,772,256
Goodwill and core deposit intangibles, net	45,594	46,624	47,658	48,702	154,563
Other intangible assets, net	1,109	1,119	1,130	1,142	1,154
Total assets	4,268,216	4,196,184	4,013,356	3,865,571	4,205,269
Total deposits	3,687,555	3,634,530	3,447,590	3,133,618	3,247,267
Borrowings	144,300	138,053	133,857	301,694	452,032
Total liabilities	3,855,221	3,798,369	3,605,707	3,463,399	3,725,503
Total stockholders’ equity	412,995	397,815	407,649	402,172	479,766
Tangible common equity*	366,292	350,072	358,861	352,328	324,049
Performance ratios
Return on average assets (ROAA) annualized	1.44%	1.48%	1.27%	(8.90)%	0.16%
Return on average equity (ROAE) annualized	15.06%	15.45%	12.13%	(74.45)%	1.40%
Return on average tangible common equity (ROATCE) annualized*	17.98%	18.57%	14.93%	(108.31)%	3.03%
Yield on loans annualized	4.75%	4.59%	5.23%	4.65%	4.68%
Cost of interest-bearing deposits annualized	0.31%	0.36%	0.43%	0.50%	0.63%
Net interest margin annualized	3.50%	3.31%	3.88%	3.47%	3.49%
Efficiency ratio*	58.85%	64.18%	67.19%	67.38%	61.98%
Non-interest income / average assets annualized	0.86%	0.66%	0.86%	0.64%	0.55%
Non-interest expense / average assets annualized	2.45%	2.44%	2.90%	12.88%	2.31%
Capital Ratios
Tier 1 Leverage Ratio	8.88%	8.73%	9.30%	8.76%	8.52%

Common Equity Tier 1 Capital Ratio	12.41%	12.53%	12.82%	12.76%	12.02%
Tier 1 Risk Based Capital Ratio	12.93%	13.08%	13.37%	13.32%	12.57%
Total Risk Based Capital Ratio	16.74%	17.02%	17.35%	17.35%	15.33%
Equity / Assets	9.68%	9.48%	10.16%	10.40%	11.41%
Tangible common equity to tangible assets*	8.68%	8.44%	9.05%	9.23%	8.00%
Book value per share	$28.76	$27.66	$28.04	$27.08	$31.53
Tangible common book value per share*	$25.51	$24.34	$24.68	$23.72	$21.29
Tangible common book value per diluted share*	$24.98	$23.87	$24.32	$23.57	$21.13

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2020, audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 9, 2021.  We adopted ASU 2016-13 effective January 1, 2021, prior to that we utilized the probable incurred loss method for determining the allowance for loan losses.  Other than the adoption of ASU 2016-13 we have not had any changes in our critical accounting policies.  We have identified the following accounting policies and estimates that, due to the difficult, subjective or complex judgments and assumptions inherent in those policies and estimates and the potential sensitivity of our financial statements to those judgments and assumptions, are critical to an understanding of our financial condition and results of operations.  We believe that the judgments, estimates and assumptions used in the preparation of our financial statements are appropriate.  For additional information, see “NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Condensed Notes to Interim Consolidated Financial Statements.

Allowance for Credit Losses for Loans:  The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio.  Determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.  The actual realized facts and circumstances may be different than those currently estimated by management and may result in significant changes in the allowance for credit losses in future periods.  The allowance for credit losses for loans, as reported in our consolidated balance sheets, is adjusted by provision for credit losses, which is recognized in earnings, and is reduced by the charge-off of loan amounts, net of recoveries.

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

Goodwill Impairment:  For a business combination, we are required to record the assets acquired, including identified intangible assets, and the liabilities assumed at fair value.  Estimating fair value often involves estimates based on third party valuations, such as appraisals, internal valuations based on discounted cash flow analyses or other valuation techniques that may include estimates of attrition, inflation, interest rates, asset growth rates or other relevant factors.  Goodwill recorded must be reviewed for impairment on an annual basis, as well as on an interim basis, if triggering events indicate that the asset might be impaired.  An impairment loss must be recognized for any excess of carrying value over the fair value of the goodwill.

Significant downturns in economic or business conditions could have a significant adverse impact on the carrying value of goodwill and could result in impairment losses affecting our financial statements.

Income Taxes:  We are subject to the income tax laws of the U.S., its states and the municipalities in which we operate.  These laws are complex and subject to different interpretations by the taxpayer and the relevant government taxing authorities.  We review income tax expense and the carrying value of deferred tax assets quarterly, and as new information becomes available, the balances are adjusted as appropriate.  The FASB ASC 740-10 prescribes a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken or expected to be taken on a tax return, in order for those tax positions to be recognized in the financial statements.

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

Recent Developments

The Company has been, and may continue to be, impacted by the COVID-19 pandemic.  In recent months, vaccination rates have been increasing and restrictive measures have eased in certain areas.  However, uncertainty remains about the duration of the pandemic and the timing and strength of the global economy’s recovery.  To address the economic impact of the pandemic in the U.S., multiple stimulus packages have been enacted to provide economic relief to individuals and businesses, including the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”), which established the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”), and the American Rescue Plan Act of 2021, enacted in March 2021.

As the pandemic evolves, we continue to evaluate protocols and processes in place to execute our business continuity plans while promoting the health and safety of our employees and continuing to support our customers and communities.

We have been an active participant in all phases of the PPP, administered by the SBA, and have helped many of our customers obtain loans through the program.  PPP loans have a two or five-year term and earn interest at 1.0%.  As of June 30, 2021, the Company has 2,751 loans, with an outstanding balance of $271.5 million that were originated under this program.  It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participates in the Main Street Lending Program (“MSL Program”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.  There was a total of $14.2 million outstanding under the MSL Program for the period ended June 30, 2021.

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

Net Income

Three months ended June 30, 2021, compared with three months ended June 30, 2020:  Net income and net income allocable to common stockholders for the three months ended June 30, 2021, was $15.2 million as compared to $1.7 million for the three months ended June 30, 2020, an increase of $13.5 million.  During the three-month period ended June 30, 2021, a decrease in provision for credit losses of $14.2 million, an increase in non-interest income of $3.4 million and an increase in net interest income of $1.7 million were partially offset by a $3.9 million increase in provision for income taxes and a $1.9 million increase in non-interest expense when compared with the three months ended June 30, 2020.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

Six months ended June 30, 2021, compared with six months ended June 30, 2020:  Net income and net income allocable to common stockholders for the six months ended June 30, 2021, was $30.2 million as compared to $2.9 million for the six months ended June 30, 2020, an increase of $27.3 million.  During the six-month period ended June 30, 2021, a decrease in provision for credit losses of $29.9 million, an increase in non-interest income of $4.8 million and an increase in net interest income of $1.4 million were partially offset by an increase in provision for income taxes of $7.7 million and an increase in non-interest expense of $992 thousand when compared with the six months ended June 30, 2020.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

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

Three months ended June 30, 2021, compared with three months ended June 30, 2020:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2021 and 2020.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$826,647	$11,729	5.69%	$868,302	$8,378	3.88%
Commercial real estate	991,033	11,433	4.63%	934,186	12,192	5.25%
Real estate construction	253,947	2,352	3.71%	253,672	2,837	4.50%
Residential real estate	465,525	4,642	4.00%	467,246	4,854	4.18%
Agricultural real estate	131,906	1,687	5.13%	130,533	1,955	6.02%
Agricultural	94,407	1,024	4.35%	87,830	1,266	5.80%
Consumer	89,680	943	4.22%	65,096	1,145	7.07%
Total loans	2,853,145	33,810	4.75%	2,806,865	32,627	4.68%
Taxable securities	887,983	3,523	1.59%	753,332	4,017	2.14%
Nontaxable securities	99,003	717	2.90%	123,976	880	2.86%
Federal funds sold and other	124,502	268	0.86%	102,456	409	1.61%
Total interest-earning assets	3,964,633	38,318	3.88%	3,786,629	37,933	4.03%
Non-interest-earning assets:
Other real estate owned, net	10,466			6,091
Premises and equipment, net	90,720			85,793
Bank-owned life insurance	102,877			75,754
Goodwill, core deposit and other intangibles, net	47,334			156,194
Other non-interest-earning assets	15,409			48,875
Total assets	$4,231,439			$4,159,336
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,004,030	523	0.21%	$757,233	493	0.26%
Savings and money market	1,064,289	372	0.14%	997,047	430	0.17%
Savings, NOW and money market	2,068,319	895	0.17%	1,754,280	923	0.21%
Certificates of deposit	587,733	1,130	0.77%	732,907	2,976	1.63%
Total interest-bearing deposits	2,656,052	2,025	0.31%	2,487,187	3,899	0.63%
FHLB term and line of credit advances	37,656	80	0.86%	270,785	552	0.82%
Federal Reserve Bank discount window	—	—	0.00%	9,901	6	0.25%
Bank stock loan	—	—	0.00%	39,347	306	3.13%
Subordinated debt	87,841	1,557	7.11%	15,117	255	6.80%
Other borrowings	46,161	26	0.22%	49,577	24	0.19%
Total interest-bearing liabilities	2,827,710	3,688	0.52%	2,871,914	5,042	0.71%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	968,898			770,444
Non-interest-bearing liabilities	30,792			33,373
Stockholders’ equity	404,039			483,605
Total liabilities and stockholders’ equity	$4,231,439			$4,159,336
Net interest income		$34,630			$32,891
Interest rate spread			3.36%			3.32%
Net interest margin(2)			3.50%			3.49%
Total cost of deposits, including non-interest bearing deposits	$3,624,950	$2,025	0.22%	$3,257,631	$3,899	0.48%

Average interest-earning assets to interest-bearing liabilities	140.21%	131.85%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended June 30, 2021 and 2020.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2021 and 2020

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(419)	$3,770	$3,351
Commercial real estate	712	(1,471)	(759)
Real estate construction	3	(488)	(485)
Residential real estate	(18)	(194)	(212)
Agricultural real estate	20	(288)	(268)
Agricultural	89	(331)	(242)
Consumer	348	(550)	(202)
Total loans	735	448	1,183
Taxable securities	642	(1,136)	(494)
Nontaxable securities	(180)	17	(163)
Federal funds sold and other	75	(216)	(141)
Total interest-earning assets	$1,272	$(887)	$385
Interest-bearing liabilities:
Savings, NOW and money market	$169	$(197)	$(28)
Certificates of deposit	(505)	(1,341)	(1,846)
Total interest-bearing deposits	(336)	(1,538)	(1,874)
FHLB term and line of credit advances	(497)	25	(472)
Federal Reserve Bank discount window	(6)	—	(6)
Bank stock loan	(306)	—	(306)
Subordinated debt	1,289	13	1,302
Other borrowings	(2)	4	2
Total interest-bearing liabilities	142	(1,496)	(1,354)
Net Interest Income	$1,130	$609	$1,739

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

As compared to the three months ended June 30, 2020, the Company experienced increased volume of $46.3 million, contributing to the growth in loan interest income.  The comparative yield on these assets increased by 7 basis points to 4.75% for the quarter ended June 30, 2021.  The increase in yield is primarily driven by the forgiveness of SBA PPP loans during the quarter, leading to the recognition of $5.7 million in loan interest income.  These positive factors were partially offset by a reduced interest rate environment impacting current period originations and repricing of variable rate assets.

The reduction in expense on interest-bearing deposits was due to a 32 basis point decrease in cost on these deposits from 0.63% for the three months ended June 30, 2020, to 0.31% for the three months ended June 30, 2021.  Average borrowings from the FHLB decreased by $233.1 million from an average balance of $270.8 million for the three months ended June 30, 2020, to an average balance of $37.7 million for the three months ended June 30, 2021.  The bank stock loan did not carry an outstanding balance during the second quarter of 2021 and therefore no interest expense was recorded on our bank stock loan for the three months ended June 30, 2021, as compared to $306 thousand for the same time period in 2020.  Costs associated with interest-bearing liabilities decreased 19 basis points in the quarter as compared to the quarter ended June 30, 2020.  The reduction is reflective of the Company’s continued efforts to attract and retain strong, low-cost deposit relationships, excess liquidity in the economy leading to higher carrying balances and less demand for loan volume and the Company’s prudent efforts to decrease leverage while managing our balance sheet position.  The positive factors were partially offset by the cost of the Company’s subordinated debt issuance which solidified capital and positioned the Company to be able to take advantage of potential growth opportunities coming out of the COVID economic cycle.

Six months ended June 30, 2021, compared with six months ended June 30, 2020:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six months ended June 30, 2021 and 2020.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$814,895	$20,962	5.19%	$712,115	$16,258	4.59%
Commercial real estate	981,482	22,873	4.70%	923,625	25,134	5.47%
Real estate construction	254,807	4,531	3.59%	260,530	6,413	4.95%
Residential real estate	430,123	9,093	4.26%	481,716	10,156	4.24%
Agricultural real estate	136,366	3,384	5.00%	134,098	4,046	6.07%
Agricultural	94,596	2,062	4.40%	87,892	2,576	5.89%
Consumer	83,083	1,906	4.63%	66,128	2,420	7.36%
Total loans	2,795,352	64,811	4.68%	2,666,104	67,003	5.05%
Taxable securities	863,801	7,322	1.71%	763,992	8,637	2.27%
Nontaxable securities	103,529	1,441	2.81%	128,616	1,846	2.89%
Federal funds sold and other	165,408	556	0.68%	94,234	1,004	2.14%
Total interest-earning assets	3,928,090	74,130	3.81%	3,652,946	78,490	4.32%
Non-interest-earning assets:
Other real estate owned, net	10,792			6,913
Premises and equipment, net	90,266			85,113
Bank-owned life insurance	94,405			75,512
Goodwill, core deposit and other intangibles, net	47,852			156,646
Other non-interest-earning assets	16,432			46,639
Total assets	$4,187,837			$4,023,769
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,016,621	1,104	0.22%	$732,775	2,117	0.58%
Savings and money market	1,057,037	761	0.15%	1,006,752	1,931	0.39%
Savings, NOW and money market	2,073,658	1,865	0.18%	1,739,527	4,048	0.47%
Certificates of deposit	599,353	2,570	0.86%	769,820	6,715	1.75%
Total interest-bearing deposits	2,673,011	4,435	0.33%	2,509,347	10,763	0.86%
FHLB term and line of credit advances	23,911	145	1.22%	283,231	1,727	1.23%
Federal Reserve Bank discount window	5	—	0.25%	4,951	6	0.25%
Bank stock loan	—	—	0.00%	24,255	415	3.44%
Subordinated debt	87,778	3,113	7.15%	14,856	538	7.28%
Other borrowings	43,904	48	0.22%	42,722	55	0.26%
Total interest-bearing liabilities	2,828,609	7,741	0.55%	2,879,362	13,504	0.94%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	928,407			630,058
Non-interest-bearing liabilities	30,959			31,263
Stockholders’ equity	399,862			483,086
Total liabilities and stockholders’ equity	$4,187,837			$4,023,769
Net interest income		$66,389			$64,986
Interest rate spread			3.26%			3.38%
Net interest margin(2)			3.41%			3.58%
Total cost of deposits, including non-interest bearing deposits	$3,601,418	$4,435	0.25%	$3,139,405	$10,763	0.69%

Average interest-earning assets to interest-bearing liabilities	138.87%	126.87%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the six-month periods ended June 30, 2021 and 2020.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2021 and 2020

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$2,505	$2,199	$4,704
Commercial real estate	1,506	(3,767)	(2,261)
Real estate construction	(138)	(1,744)	(1,882)
Residential real estate	(1,092)	29	(1,063)
Agricultural real estate	67	(729)	(662)
Agricultural	185	(699)	(514)
Consumer	526	(1,040)	(514)
Total loans	3,559	(5,751)	(2,192)
Taxable securities	1,032	(2,347)	(1,315)
Nontaxable securities	(350)	(55)	(405)
Federal funds sold and other	486	(934)	(448)
Total interest-earning assets	$4,727	$(9,087)	$(4,360)
Interest-bearing liabilities:
Savings, NOW and money market	$716	$(2,899)	$(2,183)
Certificates of deposit	(1,258)	(2,887)	(4,145)
Total interest-bearing deposits	(542)	(5,786)	(6,328)
FHLB term and line of credit advances	(1,572)	(10)	(1,582)
Federal Reserve Bank discount window	(6)	—	(6)
Bank stock loan	(415)	—	(415)
Subordinated debt	2,586	(11)	2,575
Other borrowings	1	(8)	(7)
Total interest-bearing liabilities	52	(5,815)	(5,763)
Net Interest Income	$4,675	$(3,272)	$1,403

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

The decrease in loan interest income, including loan fees, was driven by a 37 basis point decrease in yield on the loan portfolio from 5.05% for the six months ended June 30, 2020, to 4.68% for the six months ended June 30, 2021, which was partially offset by an increase in average loan volume.  The Company, during a turbulent and competitive time in the cycle, experienced average loan growth of $129.2 million as compared to the previous year-to-date period, contributing to increased loan interest income during the quarter.  The Company was also successful in processing forgiveness applications for SBA PPP borrowers, driving a comparative increase in fee income of $6.8 million.  These drivers of increasing interest income were partially offset by a comparatively low interest rate environment impacting both originations and repricing of loan assets.

The reduction in expense on interest-bearing deposits was due to a 53 basis point decrease in cost on these deposits from 0.86% for the six months ended June 30, 2020, to 0.33% for the six months ended June 30, 2021.  Average borrowings from the FHLB decreased by $259.3 million from an average balance of $283.2 million for the six months ended June 30, 2020, to an average balance of $23.9 million for the six months ended June 30, 2021.  The bank stock loan did not carry an outstanding balance during the first six months of 2021 and therefore there was no interest expense on our bank stock loan for the six months ended June 30, 2021, as compared to $415 thousand for the same time period in 2020.  Total cost of interest-bearing liabilities decreased 39 basis points for the six months ended June 30, 2021, as compared to the six months ended June 30, 2020.  The reduction is reflective of the Company’s continued efforts to attract and retain strong, low-cost deposit relationships, excess liquidity in the economy leading to higher carrying balances and less demand for loan volume and the Company’s prudent efforts to decrease leverage while managing our balance sheet position.

The decrease in net interest margin is largely due to yields on interest-earning assets decreasing at a faster rate than costs of interest-bearing liabilities.  The rate decrease in interest-earning assets can be primarily attributed to a decreasing interest rate environment.

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

Three months ended June 30, 2021, compared with three months ended June 30, 2020:  The reversal of provision for credit losses for the three months ended June 30, 2021, was $1.7 million compared with a provision for loan losses of $12.5 million for the three months ended June 30, 2020.    Subsequent to the January 1, 2021, adoption of CECL, the reversal of provision for credit losses in the second quarter of 2021 is attributed primarily to a decrease in specific reserves on loans individually assessed for impairment.  Net charge-offs for the three months ended June 30, 2021, were $567 thousand compared to net charge-offs of $337 thousand for the three months ended June 30, 2020.  Following CECL adoption, PCD assets are now shown gross of discount and associated charge-offs are reflected in periodic results irrespective of purchase discounts.  During the quarter, we recognized $490 thousand in charge-offs on these assets.  Excluding this charge-off for comparative purposes, net charge-offs for the period would have been $77 thousand.  For the three months ended June 30, 2021, gross charge-offs were $713 thousand offset by gross recoveries of $146 thousand. In comparison, gross charge-offs were $623 thousand for the three months ended June 30, 2020, offset by gross recoveries of $286 thousand.

Six months ended June 30, 2021, compared with six months ended June 30, 2020:  The reversal of provision for credit losses for the six months ended June 30, 2021, was $7.4 million compared with a provision for loan losses of $22.4 million for the six months ended June 30, 2020.    Subsequent to the January 1, 2021, adoption of CECL, the reversal of provision for credit losses in the first six months of 2021 is attributed primarily to improved economic inputs into the CECL model, a decrease in specific reserves on loans individually assessed for impairment and, to a lesser extent, an improvement in historical loss experience and associated impact on the allowance for credit losses.  Net charge-offs for the six months ended June 30, 2021, were $632 thousand compared to net charge-offs of $594 thousand for the six months ended June 30, 2020.  Following CECL adoption, PCD assets are now shown gross of discount and associated charge-offs are reflected in periodic results irrespective of purchase discounts.  During the six-month period, we recognized $490 thousand in charge-offs on these assets.  Excluding this charge-off for comparative purposes, net charge-offs for the period would have been $142 thousand.  For the six months ended June 30, 2021, gross charge-offs were $1.0 million offset by gross recoveries of $372 thousand.  In comparison, gross charge-offs were $980 thousand for the six months ended June 30, 2020, offset by gross recoveries of $386 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income and increases in the value of bank-owned life insurance.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended June 30, 2021, compared with three months ended June 30, 2020:  The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2021 and 2020.

Non-Interest Income

For the Three Months Ended June 30,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Service charges and fees	$2,169	$1,365	$804	58.9%
Debit card income	2,679	2,201	478	21.7%
Mortgage banking	848	831	17	2.0%
Increase in value of bank-owned life insurance	676	481	195	40.5%
Other
Investment referral income	194	133	61	45.9%
Trust income	336	83	253	304.8%
Insurance sales commissions	46	11	35	318.2%
Recovery on zero-basis purchased loans	19	92	(73)	(79.3)%
Income (loss) from equity method investments	(56)	5	(61)	(1220.0)%
Other non-interest income	1,526	526	1,000	190.1%
Total other	2,065	850	1,215	142.9%
Subtotal	8,437	5,728	2,709	47.3%
Net gain (loss) on acquisition	663	—	663	100.0%
Net gain (loss) from securities transactions	—	4	(4)	(100.0)%
Total non-interest income	$9,100	$5,732	$3,368	58.8%

Other non-interest income increased $1.0 million during the three months ended June 30, 2021, as compared to the same time period in 2020, primarily from a $917 thousand valuation adjustment related to Almena. When comparing the three months ended June 30, 2021, to the same three month period in 2020, the balance of the increase in non-interest income came principally from increases of $804 thousand in service charges and fees, $663 thousand in gain on acquisition related to Almena, $478 thousand in debit card income, $253 thousand in trust income and $195 thousand increase in value of bank-owned life insurance.  During the quarter, management’s continued focus on relationship development and provision of value to our customer base, resulted in a comparative increase in service charges and fees, debit card income and trust income through increasing product adoption and utilization. Additionally, as the real estate market continues to carry high demand, mortgage banking revenue has remained relatively constant.  As a percent of net revenue, non-interest income was 20.8% for quarter ended June 30, 2021, as compared to 14.8% in the comparable quarter last year.

Six months ended June 30, 2021, compared with six months ended June 30, 2020:  The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2021 and 2020.

Non-Interest Income

For the Six Months Ended June 30,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Service charges and fees	$3,765	$3,391	$374	11.0%
Debit card income	5,029	4,244	785	18.5%
Mortgage banking	1,783	1,421	362	25.5%
Increase in value of bank-owned life insurance	1,277	963	314	32.6%
Other
Investment referral income	317	299	18	6.0%
Trust income	496	154	342	222.1%
Insurance sales commissions	106	29	77	265.5%
Recovery on zero-basis purchased loans	53	106	(53)	(50.0)%
Income from equity method investments	(111)	—	(111)	100.0%
Other non-interest income	2,495	419	2,076	495.5%
Total other	3,356	1,007	2,349	233.3%
Subtotal	15,210	11,026	4,184	37.9%
Net gain (loss) on acquisition	585	—	585	100.0%
Net gain (loss) from securities transactions	17	12	5	41.7%
Total non-interest income	$15,812	$11,038	$4,774	43.3%

Other non-interest income increased $2.1 million during the six months ended June 30, 2021, as compared to the same time period in 2020, primarily from a valuation adjustment related to Almena and derivative mark-to-market valuation changes. Other changes contributing to the increase in non-interest income when comparing the first six months of 2021 to the same time period in 2020, are increases of $785 thousand in debit card income, $585 thousand from the net gain on acquisition, $374 thousand in service charges and fees, $362 thousand in mortgage banking, $342 thousand in trust income and a $314 thousand increase in the value of bank-owned life insurance.

Non-Interest Expense

Three months ended June 30, 2021, compared with three months ended June 30, 2020:  For the three months ended June 30, 2021, non-interest expense totaled $25.8 million, an increase of $1.9 million, when compared to the three months ended June 30, 2020.  Changes in the various components of non-interest expense for the three months ended June 30, 2021 and 2020, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended June 30,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Salaries and employee benefits	$12,769	$12,695	$74	0.6%
Net occupancy and equipment	2,327	2,119	208	9.8%
Data processing	3,474	2,763	711	25.7%
Professional fees	999	943	56	5.9%
Advertising and business development	799	403	396	98.3%
Telecommunications	512	390	122	31.3%
FDIC insurance	425	414	11	2.7%
Courier and postage	327	353	(26)	(7.4)%
Free nationwide ATM cost	513	327	186	56.9%
Amortization of core deposit intangible	1,030	974	56	5.7%
Loan expense	181	287	(106)	(36.9)%
Other real estate owned	(468)	269	(737)	(274.0)%
Other	2,458	2,000	458	22.9%
Subtotal	25,346	23,937	1,409	5.9%
Merger expenses	460	—	460	100.0%
Total non-interest expense	$25,806	$23,937	$1,869	7.8%

Data processing:  Data processing costs increased $711 thousand for the period ended June 30, 2021, as compared to the same time period in 2020.  The increase was primarily related to increases in expense related to higher debit card transactions and software licensing expense.

Other real estate owned:  Other real estate owned includes operating expenses, provision for unrealized losses, initial valuation gains on acquisition, gains or losses on sales and other operating income.  For the three months ended June 30, 2021, there was $376 thousand of initial valuation gains on acquisition, $228 thousand of net gains on sales and $121 thousand from other operating income, partially offset by $257 thousand in operating expenses.  For the three months ended June 30, 2020, there was $334 thousand in operating expenses, partially offset by $57 thousand of net gains on sales and $8 thousand of other operating income.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  Overall, in the other expense category, there was a net $458 thousand variance, or 22.9%, between quarters ending June 30, 2021 and 2020.  Included in other non-interest expense for the three months ended June 30, 2021, is $164 thousand provision for loss on unfunded commitments.

Six months ended June 30, 2021, compared with six months ended June 30, 2020:  For the six months ended June 30, 2021, non-interest expense totaled $50.7 million, an increase of $992 thousand, when compared to the six months ended June 30, 2020.  Changes in the various components of non-interest expense for the six months ended June 30, 2021 and 2020 are discussed in more detail in the following table.

Non-Interest Expense

For the Six Months Ended June 30,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Salaries and employee benefits	$25,491	$26,199	$(708)	(2.7)%
Net occupancy and equipment	4,695	4,354	341	7.8%
Data processing	6,137	5,426	711	13.1%
Professional fees	2,072	2,310	(238)	(10.3)%
Advertising and business development	1,481	1,099	382	34.8%
Telecommunications	1,092	877	215	24.5%
FDIC insurance	840	931	(91)	(9.8)%
Courier and postage	696	737	(41)	(5.6)%
Free nationwide ATM cost	985	747	238	31.9%
Amortization of core deposit intangibles	2,064	1,776	288	16.2%
Loan expense	419	521	(102)	(19.6)%
Other real estate owned	(463)	577	(1,040)	(180.2)%
Other	4,566	4,141	425	10.3%
Sub-Total	50,075	49,695	380	0.8%
Merger expenses	612	—	612	100.0%
Total non-interest expense	$50,687	$49,695	$992	2.0%

Other real estate owned:  Other real estate owned includes operating expenses, provision for unrealized losses, initial valuation gains on acquisition, gains or losses on sales and other operating income.  For the six months ended June 30, 2021, there was $398 thousand of net gains on sales, $379 thousand of initial valuation gains on acquisition and a net $227 thousand from other operating income, partially offset by $539 thousand in operating expenses and $2 thousand of provision for unrealized losses.  For the six months ended June 30, 2020, there was $901 thousand provision for unrealized losses and $471 thousand in operating expenses, partially offset by $781 thousand of net gains on sales and $14 thousand of other operating income.

Other:  Other non-interest expense consists of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  Overall, in the other expense, category there was a net $425 thousand variance, or 10.3%, between the six-month periods ending June 30, 2021 and 2020, with the largest variance being a $164 thousand provision for loss on unfunded commitments.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of performance and is not defined under GAAP.  For a reconciliation of non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.  Our efficiency ratio is computed by dividing non-interest expense, excluding merger expenses and goodwill impairment, by the sum of net interest income and non-interest income, excluding net gain on acquisition and net gain or loss from securities transactions.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

The efficiency ratio was 58.9% for the three months ended June 30, 2021, compared with 62.0% for the three months ended June 30, 2020.  The decrease was primarily due to increases in non-interest income and net interest income, partially offset by an increase in non-interest expense.

The efficiency ratio was 61.4% for the six months ended June 30, 2021, compared with 65.4% for the six months ended June 30, 2020.  The decrease was primarily due to increases in non-interest income and net interest income, partially offset by an increase in non-interest expense.

Income Taxes

The provision for income taxes is influenced by the amount of pre-tax income (loss), the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Three months ended June 30, 2021, compared with three months ended June 30, 2020:  The effective income tax rate for the quarter ended June 30, 2021 was 22.6% as compared to 22.7% for the quarter ended June 30, 2020.  In general, the Company records income tax expense each quarter based on its estimate as to the full year’s effective tax which includes, in addition to statutory tax rates, estimated amounts for tax-exempt interest income, non-taxable life insurance income, non-deductible executive compensation, valuation allowance on deferred assets, other non-deductible expense and federal income tax credits anticipated to be available in proportion to anticipated annual income before income taxes.  Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises.  Events or items that may give rise to discrete recognition include excess tax benefits or shortfalls with respect to share-based compensation, changes in tax law, non-deductible merger expense and benefits related to tax credits secured within the quarter.

Six months ended June 30, 2021, compared with six months ended June 30, 2020:  The effective income tax rate for the six-month period ended June 30, 2021 was 22.3% as compared to 24.2% for the six-month period ended June 30, 2020.  For both comparable periods, the estimated annual effective rate at which income tax expense has been provided reflect, in addition to statutory rates, estimated tax-exempt interest income, non-taxable life insurance income, non-deductible executive compensation, valuation allowance on deferred assets, other non-deductible expense and federal income tax credits to be available in proportion to anticipated  annual income before income taxes.  Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises.  Events or items that may give rise to discrete recognition include excess tax benefits or shortfalls with respect to share-based compensation, changes in tax law, non-deductible merger expense and benefits related to tax credits secured within the quarter.  Income tax expense for the six-month period ended June 30, 2021, includes $61 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options.  The exercise of stock options and the settlement of restricted stock units in the first six months of 2020 resulted in $67 thousand of additional tax expense.

Financial Condition

Total assets increased $254.9 million from December 31, 2020, to $4.27 billion at June 30, 2021.  This variance was primarily due to increases of $205.2 million in loans, net of allowance for credit losses, and $169.8 million in total securities, partially offset by a decrease of $141.4 million in cash and cash equivalents.  Our total liabilities increased $249.5 million to $3.86 billion at June 30, 2021.  The change in total liabilities came primarily from an increase in total deposits of $240.0 million.  Total stockholders’ equity increased $5.3 million from $407.6 million at December 31, 2020, to $413.0 million at June 30, 2021.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	June 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$732,126	26.0%	$734,495	28.3%	$(2,369)	(0.3)%
Real estate loans:
Commercial real estate	1,019,278	36.2%	986,288	38.1%	32,990	3.3%
Real estate construction	241,936	8.6%	202,408	7.8%	39,528	19.5%
Residential real estate	503,110	17.9%	381,958	14.7%	121,152	31.7%
Agricultural real estate	129,020	4.6%	133,693	5.2%	(4,673)	(3.5)%
Total real estate loans	1,893,344	67.3%	1,704,347	65.8%	188,997	11.1%
Agricultural	97,912	3.5%	94,322	3.6%	3,590	3.8%
Consumer	91,679	3.2%	58,532	2.3%	33,147	56.6%
Total loans held for investment	$2,815,061	100.0%	$2,591,696	100.0%	$223,365	8.6%
Total loans held for sale	$6,183	100.0%	$12,394	100.0%	$(6,211)	(50.1)%
Total loans held for investment (net of allowances)	$2,763,227	100.0%	$2,557,987	100.0%	$205,240	8.0%

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

At June 30, 2021, gross total loans, including loans held for sale, were 76.5% of deposits and 66.1% of total assets.  At December 31, 2020, gross total loans, including loans held for sale, were 75.5% of deposits and 64.9% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2021, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2021
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$194,029	$451,177	$86,920	$732,126
Real Estate:
Commercial real estate	131,834	597,695	289,749	1,019,278
Real estate construction	63,093	103,568	75,275	241,936
Residential real estate	4,844	9,479	488,787	503,110
Agricultural real estate	49,070	56,677	23,273	129,020
Total real estate	248,841	767,419	877,084	1,893,344
Agricultural	64,148	25,656	8,108	97,912
Consumer	48,389	34,812	8,478	91,679
Total	$555,407	$1,279,064	$980,590	$2,815,061
Loans with a predetermined fixed interest rate	$292,582	$888,497	$412,589	$1,593,668
Loans with an adjustable/floating interest rate	262,825	390,567	568,001	1,221,393
Total	$555,407	$1,279,064	$980,590	$2,815,061

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2020, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2020
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$157,313	$487,729	$89,453	$734,495
Real Estate:
Commercial real estate	144,627	569,366	272,295	986,288
Real estate construction	75,659	76,295	50,454	202,408
Residential real estate	5,048	9,848	367,062	381,958
Agricultural real estate	50,527	56,514	26,652	133,693
Total real estate	275,861	712,023	716,463	1,704,347
Agricultural	62,804	25,911	5,607	94,322
Consumer	13,804	37,599	7,129	58,532
Total	$509,782	$1,263,262	$818,652	$2,591,696
Loans with a predetermined fixed interest rate	$261,736	$896,899	$291,649	$1,450,284
Loans with an adjustable/floating interest rate	248,046	366,363	527,003	1,141,412
Total	$509,782	$1,263,262	$818,652	$2,591,696

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$56,808	$43,689
Accruing loans 90 or more days past due	45	143
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	9,826	10,698
Other repossessed assets	15	67
Total nonperforming assets	$66,694	$54,597
Ratios:
Nonperforming assets to total assets	1.56%	1.36%
Nonperforming assets to total loans plus OREO	2.36%	2.10%

Following adoption of CECL, PCD loan assets are carried at their contractual value with the purchase accounting discount being reflected within the allowance for credit loss.  This gross-up, comparatively, increased nonaccrual assets by $12.6 million.  Excluding this impact, each of the above ratios has improved as compared to December 31, 2020.

Generally, loans are designated as nonaccrual when either principal or interest payments are 90 days or more past due based on contractual terms, unless the loan is well secured and in the process of collection.  Consumer loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.  When a loan is placed on nonaccrual status, unpaid interest credited to income earned in the current year is reversed against income and unpaid interest earned in prior years is charged off.  Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured.  Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Prior to January 1, 2021, nonaccrual loans include purchased loans that were identified upon acquisition as having experienced credit deterioration since origination (“purchased credit impaired loans”).  However, if the purchased credit impaired loan included in nonaccrual loans has not experienced further deterioration since acquisition the loan is not considered impaired for purposes of determining the allowance for credit losses.

The nonperforming loans at June 30, 2021, consisted of 222 separate credits and 150 separate borrowers.  We had fourteen non-performing loan relationships, totaling $40.2 million, with an outstanding balance in excess of $1.0 million as of June 30, 2021.

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

Potential problem loans are assigned a grade of special mention or substandard.  At June 30, 2021, the Company had $36.8 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $52.3 million at December 31, 2020.

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

Analysis of allowance for credit losses:  At June 30, 2021, the allowance for credit losses totaled $51.8 million, or 1.84% of total loans.  At December 31, 2020, the allowance for loan losses totaled $33.7 million, or 1.30% of total loans.

The allowance for credit losses on loans measured on a collective basis totaled $33.5 million, or 1.22% of the $2.76 billion in loans measured on a collective basis at June 30, 2021, compared to an allowance for credit losses of $23.2 million, or 0.92% of the $2.54 billion in loans measured on a collective basis at December 31, 2020.  Exclusive of PPP loan balances, the reserve percentage increased to 1.35% as of June 30, 2021, compared to 1.02% as of December 31, 2020.  The increase in the allowance for credit losses and of loans measured on a collective basis principally reflect the adoption of CECL.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses

	As of and for the Three Months Ended June 30,		As of and for the Six Months Ended June 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Average loans outstanding	$2,853,145	$2,806,865	$2,795,352	$2,666,104
Gross loans outstanding at end of period(1)	$2,815,061	$2,806,334	$2,815,061	$2,806,334
Allowance for credit losses at beginning of the period	$55,525	$21,915	$33,709	$12,232
ASC 326 implementation:
Commercial and industrial	(1,898)	—	3,949	—
Real estate:
Commercial real estate	(56)	—	8,617	—
Real estate construction	—	—	1,566	—
Residential real estate	(1)	—	9,090	—
Agricultural real estate	(226)	—	1,127	—
Agricultural	599	—	4,698	—
Consumer	—	—	(2,877)	—
Total ASC 326 implementation	(1,582)	—	26,170	—
Reclassification to allowance on unfunded commitments	115	—	—	—
Provision (reversal) for credit losses	(1,657)	12,500	(7,413)	22,440
Charge-offs:
Commercial and industrial	(54)	(255)	(61)	(284)
Real estate:
Commercial real estate	—	(51)	(53)	(59)
Real estate construction	—	—	—	—
Residential real estate	(3)	(134)	(12)	(159)
Agricultural real estate	(490)	(7)	(502)	(24)
Agricultural	(1)	(1)	(1)	(1)
Consumer	(165)	(175)	(375)	(453)
Total charge-offs	(713)	(623)	(1,004)	(980)
Recoveries:
Commercial and industrial	47	9	70	41
Real estate:
Commercial real estate	—	6	127	6
Real estate construction	—	194	—	194
Residential real estate	4	3	5	4
Agricultural real estate	18	—	18	—
Agricultural	1	—	4	1
Consumer	76	74	148	140
Total recoveries	146	286	372	386
Net recoveries (charge-offs)	(567)	(337)	(632)	(594)
Allowance for credit losses at end of the period	$51,834	$34,078	$51,834	$34,078
Ratio of allowance to period-end loans	1.84%	1.21%	1.84%	1.21%
Annualized ratio of net charge-offs (recoveries) to average loans	0.08%	0.05%	0.05%	0.04%

(1)Excluding loans held for sale.

The following table shows the allocation of the allowance for credit losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Credit Losses

	June 30, 2021		December 31, 2020
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$18,690	36.0%	$12,456	37.0%
Real estate:
Commercial real estate	13,776	26.6%	8,776	26.0%
Real estate construction	1,449	2.8%	236	0.7%
Residential real estate	9,808	18.9%	4,559	13.5%
Agricultural real estate	847	1.6%	904	2.7%
Agricultural	4,695	9.1%	758	2.2%
Consumer	2,569	5.0%	6,020	17.9%
Total allowance for credit losses	$51,834	100.0%	$33,709	100.0%

Management believes that the allowance for credit losses at June 30, 2021, was adequate to cover current expected credit losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2021.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At June 30, 2021, the carrying amount of investment securities totaled $1.04 billion, an increase of $169.8 million compared with December 31, 2020.  At June 30, 2021, securities represented 24.4% of total assets compared with 21.7% at December 31, 2020.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	June 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$50,231	$50,362	$996	$1,023
U.S. Treasury securities	11,641	11,749	4,024	4,025
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,938	674,494	630,485	651,425
Private label residential mortgage-backed securities	136,671	136,446	44,302	44,178
Corporate	52,514	53,994	52,503	53,650
Small Business Administration loan pools	11,037	11,012	1,226	1,270
State and political subdivisions	99,613	103,556	111,865	116,256
Total available-for-sale securities	$1,023,645	$1,041,613	$845,401	$871,827

At June 30, 2021, and December 31, 2020, we did not own any securities classified as held-to-maturity.

At June 30, 2021, and December 31, 2020, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2021, and December 31, 2020.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value.

	June 30, 2021
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$1,012	2.78%	$19,928	1.05%	$29,422	1.60%	$—	—%	$50,362	1.40%
U.S. Treasury securities	2,006	0.16%	—	—%	9,743	1.33%	—	—%	11,749	1.13%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	11	5.33%	47,043	1.66%	159,572	1.68%	467,868	1.98%	674,494	1.89%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	136,446	1.40%	136,446	1.40%
Corporate	—	—%	—	—%	53,994	4.18%	—	—%	53,994	4.18%
Small Business Administration loan pools	—	—%	—	—%	9,878	0.77%	1,134	2.39%	11,012	0.94%
State and political subdivisions(1)	3,653	2.87%	22,505	2.46%	34,354	2.72%	43,044	3.06%	103,556	2.81%
Total available-for-sale securities	6,682	2.05%	89,476	1.72%	296,963	2.20%	648,492	1.93%	1,041,613	1.99%
Total debt securities	$6,682	2.05%	$89,476	1.72%	$296,963	2.20%	$648,492	1.93%	$1,041,613	1.99%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2020
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$1,023	2.78%	$—	—%	$—	—%	$1,023	2.78%
U.S. Treasury securities	4,025	0.14%	—	—%	—	—%	—	—%	4,025	0.14%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	5	5.77%	2,093	3.26%	101,352	2.12%	547,975	2.10%	651,425	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	44,178	0.23%	44,178	0.23%
Corporate	5,050	2.17%	—	—%	48,600	4.25%	—	—%	53,650	4.05%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,270	2.38%	1,270	2.38%
State and political subdivisions(1)	3,765	2.41%	26,679	2.45%	24,212	2.93%	61,600	3.17%	116,256	2.93%
Total available-for-sale securities	12,845	1.61%	29,795	2.52%	174,164	2.83%	655,023	2.07%	871,827	2.23%
Total debt securities	$12,845	1.61%	$29,795	2.52%	$174,164	2.83%	$655,023	2.07%	$871,827	2.23%

(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At June 30, 2021, and December 31, 2020, 69.4% and 84.1% of the government-sponsored residential mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 3.9 years and 2.5 years and a modified duration of 3.7 years and 2.5 years.  At June 30, 2021, and December 31, 2020, 100.0% and 100.0% of the private label residential mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 2.7 years and 2.2 years and a modified duration of 2.6 years and 2.1 years.

Goodwill Impairment Assessment

At June 30, 2021, we performed an interim qualitative analysis and concluded there were not any indications that goodwill was impaired.

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

The following table shows our composition of deposits at June 30, 2021, and December 31, 2020.

Composition of Deposits

	June 30, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$992,565	26.9%	$791,639	22.9%
Interest-bearing demand	989,043	26.8%	1,016,424	29.5%
Savings and money market	1,046,453	28.4%	1,012,673	29.4%
Time	659,494	17.9%	626,854	18.2%
Total deposits	$3,687,555	100.0%	$3,447,590	100.0%

Total deposits at June 30, 2021, were $3.69 billion, an increase of $240.0 million, or 7.0%, compared to total deposits of $3.45 billion at December 31, 2020.

Equity Bank participates in the Insured Cash Sweep (“ICS”) service that allows the bank to break large money market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  These deposits are placed through ICS services, but are Equity Bank’s customer relationships that management views as core funding.  The bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program.  CDARS allows the bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table lists reciprocal and brokered deposits included in total deposits categorized by type.

	June 30, 2021	December 31, 2020
Interest-bearing demand
Reciprocal	$271,279	$256,037
Total interest-bearing demand	271,279	256,037
Savings and money market
Reciprocal	25,812	23,733
Total savings and money market	25,812	23,733
Time
Reciprocal	8,064	14,859
Non-reciprocal brokered	49,057	—
Total time	57,121	14,859
Total reciprocal and brokered deposits	$354,212	$294,629

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of June 30, 2021, and December 31, 2020.

	June 30, 2021	December 31, 2020	Change	%
	(Dollars in thousands)
3 months or less	$123,741	$93,025	$30,716	33.0%
Over 3 through 6 months	66,353	70,737	(4,384)	(6.2)%
Over 6 through 12 months	162,659	120,006	42,653	35.5%
Over 12 months	70,108	100,877	(30,769)	(30.5)%
Total Time Deposits	$422,861	$384,645	$38,216	9.9%

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, Federal Reserve Bank discount window, a bank stock loan and subordinated debt.  For additional information see “NOTE 6 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statements for additional information.

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

During the six-month periods ended June 30, 2021 and 2020, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB and the Federal Reserve discount window.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.80 billion for the six months ended June 30, 2021, an increase of 3.7% over the December 31, 2020, average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 4.0 years and a modified duration of 3.7 years at June 30, 2021.

Cash and cash equivalents were $139.3 million at June 30, 2021, a decrease of $141.4 million from the $280.7 million cash and cash equivalents at December 31, 2020.  The decrease in cash and cash equivalents is driven primarily by $430.2 million net cash used in investing activities, partially offset by $241.6 provided by financing activities and $47.2 million provided by operating activities.  Cash and cash equivalents at January 1, 2021, plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first six months of 2021 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of June 30, 2021, are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of June 30, 2021

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$10,383	$350	$188	$—	$10,921
Commitments to extend credit	308,628	50,503	126,032	75,953	561,116
Total	$319,011	$50,853	$126,220	$75,953	$572,037

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2021, and December 31, 2020, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of June 30, 2021, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	For the three months ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$412,995	$397,815	$407,649	$402,172	$479,766
Less: goodwill	31,601	31,601	31,601	31,601	136,432
Less: core deposit intangibles, net	13,993	15,023	16,057	17,101	18,131
Less: mortgage servicing asset, net	—	—	—	1	2
Less: naming rights, net	1,109	1,119	1,130	1,141	1,152
Tangible common equity	$366,292	$350,072	$358,861	$352,328	$324,049
Common shares issued at period end	14,360,172	14,383,913	14,540,556	14,853,487	15,218,301
Diluted common shares outstanding at period end	14,664,603	14,668,287	14,756,378	14,853,487	15,334,144
Book value per common share	$28.76	$27.66	$28.04	$27.08	$31.53
Tangible book value per common share	$25.51	$24.34	$24.68	$23.72	$21.29
Tangible book value per diluted common share	$24.98	$23.87	$24.32	$23.57	$21.13

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

	For the three months ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands)
Total stockholders’ equity	$412,995	$397,815	$407,649	$402,172	$479,766
Less: goodwill	31,601	31,601	31,601	31,601	136,432
Less: core deposit intangibles, net	13,993	15,023	16,057	17,101	18,131
Less: mortgage servicing asset, net	—	—	—	1	2
Less: naming rights, net	1,109	1,119	1,130	1,141	1,152
Tangible common equity	$366,292	$350,072	$358,861	$352,328	$324,049
Total assets	$4,268,216	$4,196,184	$4,013,356	$3,865,571	$4,205,269
Less: goodwill	31,601	31,601	31,601	31,601	136,432
Less: core deposit intangibles, net	13,993	15,023	16,057	17,101	18,131
Less: mortgage servicing asset, net	—	—	—	1	2
Less: naming rights, net	1,109	1,119	1,130	1,141	1,152
Tangible assets	$4,221,513	$4,148,441	$3,964,568	$3,815,727	$4,049,552
Equity to assets	9.68%	9.48%	10.16%	10.40%	11.41%
Tangible common equity to tangible assets	8.68%	8.44%	9.05%	9.23%	8.00%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands)
Total average stockholders’ equity	$404,039	$395,638	$409,572	$483,088	$483,605
Less: average intangible assets	47,334	48,376	54,547	154,049	156,194
Average tangible common equity	$356,705	$347,262	$355,025	$329,039	$327,411
Net income (loss) allocable to common stockholders	$15,166	$15,075	$12,488	$(90,405)	$1,689
Goodwill impairment	—	—	—	104,831	—
Amortization of intangible assets	1,041	1,045	1,055	1,043	986
Less: tax effect	219	219	222	5,539	207
Adjusted net income allocable to common stockholders	$15,988	$15,901	$13,321	$9,930	$2,468
Return on total average stockholders’ equity (ROAE) annualized	15.06%	15.45%	12.13%	(74.45)%	1.40%
Return on average tangible common equity (ROATCE) annualized	17.98%	18.57%	14.93%	12.01%	3.03%

Efficiency Ratio:  The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate the efficiency ratio by dividing non-interest expense, excluding merger expenses and goodwill impairment, by the sum of net interest income and non-interest income, excluding net gain on acquisition and net gain (loss) from securities transactions.  The GAAP-based efficiency ratio is non-interest expense divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses and net gain (loss) from securities transactions.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020	June 30, 2020
	(Dollars in thousands)
Non-interest expense	$25,806	$24,881	$28,460	$130,835	$23,937
Less: goodwill impairment	—	—	—	104,831	—
Less: merger expense	460	152	299	—	—
Non-interest expense, excluding goodwill impairment and merger expense	$25,346	$24,729	$28,161	$26,004	$23,937
Net interest income	$34,630	$31,759	$35,559	$32,107	$32,891
Non-interest income	$9,100	$6,712	$8,500	$6,485	$5,732
Less: net gain on acquisition	663	(78)	2,145	—	—
Less: net gain (loss) from securities transactions	—	17	(1)	—	4
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition	$8,437	$6,773	$6,356	$6,485	$5,728
Net interest income plus non-interest income, excluding net gain on acquisition and net gain (loss) from securities transactions	$43,067	$38,532	$41,915	$38,592	$38,619
Non-interest expense to net interest income plus non-interest income	59.01%	64.67%	64.60%	339.02%	61.98%
Efficiency Ratio	58.85%	64.18%	67.19%	67.38%	61.98%

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

The change in the impact of net interest income from the base case for June 30, 2021, and December 31, 2020, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities, assumed prepayment of existing fixed rate loans receivable, the downward pricing of variable rate loans receivable, the constraint of the shock on non-term deposits and the level of term deposit repricing.  Our mortgage backed security portfolio is primarily comprised of fixed rate investments and as rates decrease, the level of prepayments is assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for June 30, 2021, and December 31, 2020, is due to being in a liability sensitive position and the level of convexity in pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of assets decrease faster than the value of liabilities and as interest rates decrease, the value of assets increase at a faster rate than liabilities.  However, due to the level of convexity in fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits.  At June 30, 2021, non-interest-bearing deposits were approximately $200.9 million or 25.4% higher than that deposit type at December 31, 2020.  Substantially all investments and approximately 56.6% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2021	December 31, 2020
+300 basis points	(5.3)%	(1.2)%
+200 basis points	(2.7)%	0.4%
+100 basis points	(1.1)%	1.0%
0 basis points	—	—
-100 basis points	(4.7)%	(2.3)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2021	December 31, 2020
+300 basis points	2.2%	12.8%
+200 basis points	6.1%	14.4%
+100 basis points	4.3%	9.2%
0 basis points	—	—
-100 basis points	(19.1)%	(21.2)%

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

The following table presents shares that have been repurchased under the program during the second quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2021 through April 30, 2021	69,768	$28.89	69,768	183,989
May 1, 2021 through May 31, 2021	3,302	$29.99	3,302	180,687
June 1, 2021 through June 30, 2021	—	$—	—	180,687
Total	73,070	$28.94	73,070	180,687

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

Equity Bancshares, Inc.

August 5, 2021	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 5, 2021	By:	/s/ Eric R. Newell
Date		Eric R. Newell
Executive Vice President and Chief Financial Officer