Form 10-Q
period 2021-09-30
EQUITY BANCSHARES INC
filed 2021-11-08
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 31, 2021, the registrant had 16,851,049 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2021 and December 31, 2020

(Dollar amounts in thousands)

	(Unaudited) September 30,	December 31,
	2021	2020
ASSETS
Cash and due from banks	$141,645	$280,150
Federal funds sold	673	548
Cash and cash equivalents	142,318	280,698
Interest-bearing time deposits in other banks	—	249
Available-for-sale securities	1,157,423	871,827
Loans held for sale	4,108	12,394
Loans, net of allowance for credit losses of $52,763 and $33,709	2,633,148	2,557,987
Other real estate owned, net	10,267	11,733
Premises and equipment, net	90,727	89,412
Bank-owned life insurance	103,431	77,044
Federal Reserve Bank and Federal Home Loan Bank stock	14,540	16,415
Interest receivable	15,519	15,831
Goodwill	31,601	31,601
Core deposit intangibles, net	12,963	16,057
Other	47,223	32,108
Total assets	$4,263,268	$4,013,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$984,436	$791,639
Total non-interest-bearing deposits	984,436	791,639
Savings, NOW and money market	2,092,849	2,029,097
Time	585,492	626,854
Total interest-bearing deposits	2,678,341	2,655,951
Total deposits	3,662,777	3,447,590
Federal funds purchased and retail repurchase agreements	39,137	36,029
Federal Home Loan Bank advances	—	10,144
Subordinated debt	88,030	87,684
Contractual obligations	18,771	5,189
Interest payable and other liabilities	36,804	19,071
Total liabilities	3,845,519	3,605,707
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	178	174
Additional paid-in capital	392,321	386,820
Retained earnings	79,226	50,787
Accumulated other comprehensive income, net of tax	9,475	19,781
Employee stock loans	—	(43)
Treasury stock	(63,451)	(49,870)
Total stockholders’ equity	417,749	407,649
Total liabilities and stockholders’ equity	$4,263,268	$4,013,356

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months ended September 30, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2021	2020	2021	2020
Interest and dividend income
Loans, including fees	$37,581	$32,278	$102,392	$99,281
Securities, taxable	3,920	3,476	11,242	12,113
Securities, nontaxable	655	923	2,096	2,769
Federal funds sold and other	290	405	846	1,409
Total interest and dividend income	42,446	37,082	116,576	115,572
Interest expense
Deposits	1,881	3,064	6,316	13,827
Federal funds purchased and retail repurchase agreements	24	25	72	80
Federal Home Loan Bank advances	10	471	155	2,198
Federal Reserve Bank discount window	—	—	—	6
Bank stock loan	—	—	—	415
Subordinated debt	1,556	1,415	4,669	1,953
Total interest expense	3,471	4,975	11,212	18,479
Net interest income	38,975	32,107	105,364	97,093
Provision (reversal) for credit losses	1,058	815	(6,355)	23,255
Net interest income after provision (reversal) for credit losses	37,917	31,292	111,719	73,838
Non-interest income
Service charges and fees	2,360	1,706	6,125	5,097
Debit card income	2,574	2,491	7,603	6,735
Mortgage banking	801	877	2,584	2,298
Increase in value of bank-owned life insurance	1,169	489	2,446	1,452
Net gain on acquisition	—	—	585	—
Net gain from securities transactions	381	—	398	12
Other	546	922	3,902	1,929
Total non-interest income	7,831	6,485	23,643	17,523
Non-interest expense
Salaries and employee benefits	13,588	13,877	39,079	40,076
Net occupancy and equipment	2,475	2,224	7,170	6,578
Data processing	3,257	2,817	9,394	8,243
Professional fees	1,076	877	3,148	3,187
Advertising and business development	760	598	2,241	1,697
Telecommunications	439	486	1,531	1,363
FDIC insurance	465	360	1,305	1,291
Courier and postage	344	366	1,040	1,103
Free nationwide ATM cost	519	439	1,504	1,186
Amortization of core deposit intangibles	1,030	1,030	3,094	2,806
Loan expense	207	107	626	628
Other real estate owned	(342)	133	(805)	710
Loss on debt extinguishment	372	—	372	—
Merger expenses	4,015	—	4,627	—
Goodwill impairment	—	104,831	—	104,831
Other	2,484	2,690	7,050	6,831
Total non-interest expense	30,689	130,835	81,376	180,530
Income (loss) before income taxes	15,059	(93,058)	53,986	(89,169)
Provision (benefit) for income taxes	3,286	(2,653)	11,972	(1,711)
Net income (loss) and net income (loss) allocable to common stockholders	$11,773	$(90,405)	$42,014	$(87,458)
Basic earnings (loss) per share	$0.82	$(6.01)	$2.92	$(5.75)

Diluted earnings (loss) per share	$0.80	$(6.01)	$2.86	$(5.75)

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months ended September 30, 2021 and 2020

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$11,773	$(90,405)	$42,014	$(87,458)
Other comprehensive income (loss):
Unrealized holding gain (loss) arising during the period on available-for-sale securities	(5,683)	(1,843)	(14,141)	2,321
Less: reclassification for net gains included in net income	373	—	373	—
Unrealized holding gain arising from the transfer of held-to-maturity securities to available-for-sale	—	24,848	—	24,848
Amortization of unrealized loss on held-to-maturity securities	—	620	—	988
Total other comprehensive income (loss)	(5,310)	23,625	(13,768)	28,157
Tax effect	1,335	(5,941)	3,462	(7,080)
Other comprehensive income (loss), net of tax	(3,975)	17,684	(10,306)	21,077
Comprehensive income	$7,798	$(72,721)	$31,708	$(66,381)

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2021 and 2020

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at July 1, 2020	15,218,301	$174	$384,955	$128,704	$3,390	$(43)	$(37,414)	$479,766
Net income	—	—	—	(90,405)	—	—	—	(90,405)
Other comprehensive income, net of tax effects	—	—	—	—	17,684	—	—	17,684
Stock-based compensation	—	—	812	—	—	—	—	812
Common stock issued upon exercise of stock options	500	—	8	—	—	—	—	8
Common stock issued under stock-based incentive plan	380	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	17,829	—	242	—	—	—	—	242
Treasury stock purchase	(383,523)	—	—	—	—	—	(5,935)	(5,935)
Balance at September 30, 2020	14,853,487	$174	$386,017	$38,299	$21,074	$(43)	$(43,349)	$402,172

Balance at July 1, 2021	14,360,172	$176	$389,394	$68,625	$13,450	$—	$(58,650)	$412,995
Net income	—	—	—	11,773	—	—	—	11,773
Other comprehensive income (loss), net of tax effects	—	—	—	—	(3,975)	—	—	(3,975)
Cash dividends declared at $0.08 per common share	—	—	—	(1,172)	—	—	—	(1,172)
Stock-based compensation	891	—	566	—	—	—	—	566
Common stock issued upon exercise of stock options	139,456	1	2,032	—	—	—	—	2,033
Common stock issued under stock-based incentive plan	380	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	16,034	1	329	—	—	—	—	330
Treasury stock purchases	(151,148)	—	—	—	—	—	(4,801)	(4,801)
Balance at September 30, 2021	14,365,785	$178	$392,321	$79,226	$9,475	$—	$(63,451)	$417,749

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2021 and 2020

(Unaudited)

(Dollar amounts in thousands, except share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2020	15,444,434	$174	$382,731	$125,757	$(3)	$(77)	$(30,522)	$478,060
Net income	—	—	—	(87,458)	—	—	—	(87,458)
Other comprehensive income (loss), net of tax effects	—	—	—	—	21,077	—	—	21,077
Stock-based compensation	17,703	—	2,670	—	—	—	—	2,670
Common stock issued upon exercise of stock options	1,150	—	20	—	—	—	—	20
Common stock issued under stock-based incentive plan	34,591	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	34,593	—	596	—	—	—	—	596
Repayment on employee stock loans	—	—	—	—	—	34	—	34
Treasury stock purchases	(678,984)	—	—	—	—	—	(12,827)	(12,827)
Balance at September 30, 2020	14,853,487	$174	$386,017	$38,299	$21,074	$(43)	$(43,349)	$402,172

Balance at January 1, 2021	14,540,556	$174	$386,820	$50,787	$19,781	$(43)	$(49,870)	$407,649
Net income	—	—	—	42,014	—	—	—	42,014
Other comprehensive income (loss), net of tax effects	—	—	—	—	(10,306)	—	—	(10,306)
Cash dividends declared at $0.08 per common share	—	—	—	(1,172)	—	—	—	(1,172)
Stock-based compensation	10,242	—	2,226	—	—	—	—	2,226
Common stock issued upon exercise of stock options	188,692	2	2,706	—	—	—	—	2,708
Common stock issued under stock-based incentive plan	72,804	1	(1)	—	—	—	—	—
Common stock issued under employee stock purchase plan	33,655	1	570	—	—	—	—	571
Repayment on employee stock loans	—	—	—	—	—	43	—	43
Treasury stock purchases	(480,164)	—	—	—	—	—	(13,581)	(13,581)
Implementation of ASU 2016-13, Current Expected Credit Losses	—	—	—	(12,403)	—	—	—	(12,403)
Balance at September 30, 2021	14,365,785	$178	$392,321	$79,226	$9,475	$—	$(63,451)	$417,749

See accompanying condensed notes to interim consolidated financial statements

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	(Unaudited) September 30,
	2021	2020
Cash flows from operating activities
Net income	$42,014	$(87,458)
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,226	2,670
Depreciation	3,038	2,780
Amortization of operating lease right-of-use asset	302	462
Amortization of cloud computing implementation costs	124	81
Provision (reversal) for credit losses	(6,355)	23,255
Goodwill impairment	—	104,831
Net (accretion) amortization of premiums, discounts and deferred fees and costs on loans	16,405	(1,627)
Amortization (accretion) of premiums and discounts on securities	7,275	4,406
Amortization of intangibles	3,126	2,843
Deferred income taxes	(2,311)	(5,015)
Federal Home Loan Bank stock dividends	(23)	(585)
Loss (gain) on sales and valuation adjustments on other real estate owned	(1,263)	120
Net loss (gain) on securities transactions	(373)	—
Change in unrealized loss (gain) on equity securities	(25)	(12)
Loss (gain) on disposal of premises and equipment	(18)	1
Loss (gain) on lease termination	(2)	—
Loss (gain) on sale of foreclosed assets	(28)	280
Loss (gain) on sales of loans	(2,205)	(1,895)
Originations of loans held for sale	(76,982)	(87,429)
Proceeds from the sale of loans held for sale	87,325	85,780
Increase in the value of bank-owned life insurance	(2,446)	(1,452)
Change in fair value of derivatives recognized in earnings	(197)	411
Gain on acquisition	(585)	—
Payments on operating lease payable	(374)	(544)
Net change in:
Interest receivable	312	(2,371)
Other assets	10,113	(5,729)
Interest payable and other liabilities	562	2,627
Net cash provided by (used in) operating activities	79,635	36,430
Cash flows from (to) investing activities
Purchases of available-for-sale securities	(633,884)	(91,495)
Purchases of held-to-maturity securities	—	(2,754)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	339,702	73,588
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	—	156,963
Net change in interest-bearing time deposits in other banks	249	1,999
Net change in loans	127,770	(172,154)
Purchases of mortgage loans	(214,181)	—
Purchases of government guaranteed loans	(10,958)	—
Capitalized construction cost of other real estate owned	—	(62)
Purchase of premises and equipment	(4,358)	(6,388)
Proceeds from sale of premises and equipment	24	16
Proceeds from sale of foreclosed assets	152	1,991
Net redemption (purchase) of Federal Home Loan Bank and Federal Reserve Bank stock	1,898	(823)
Net redemption (purchase) of correspondent and miscellaneous other stock	(68)	—
Proceeds from sale of other real estate owned	3,102	3,947

Purchase of bank-owned life insurance	(25,000)	—
Proceeds from bank-owned life insurance death benefits	1,059	—
Net cash provided by (used in) investing activities	(414,493)	(35,172)
Cash flows from (to) financing activities
Net increase (decrease) in deposits	215,171	70,019
Net change in federal funds purchased and retail repurchase agreements	3,108	10,587
Net borrowings (payments) on Federal Home Loan Bank line of credit	—	(157,223)
Proceeds from Federal Home Loan Bank term advances	70,000	253,000
Principal payments on Federal Home Loan Bank term advances	(80,107)	(252,273)
Proceeds from Federal Reserve Bank discount window	1,000	62,000
Principal payments on Federal Reserve Bank discount window	(1,000)	(62,000)
Proceeds from bank stock loan	—	38,354
Principal payments on bank stock loan	—	(47,344)
Principal payments on employee stock loans	43	34
Proceeds from the exercise of employee stock options	2,708	20
Proceeds from employee stock purchase plan	571	596
Proceeds from subordinated notes	—	75,000
Debt issuance cost	(16)	(2,295)
Purchase of treasury stock	(13,581)	(12,827)
Net change in contractual obligations	(1,419)	(358)
Net cash provided by (used in) financing activities	196,478	(24,710)
Net change in cash and cash equivalents	(138,380)	(23,452)
Cash and cash equivalents, beginning of period	280,698	89,291
Ending cash and cash equivalents	$142,318	$65,839
Supplemental cash flow information:
Interest paid	$10,228	$19,730
Income taxes paid, net of refunds	11,990	2,208
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	$876	$2,456
Other real estate owned transferred from premise and equipment	—	1,982
Other repossessed assets acquired in settlement of loans	68	2,035
Investment securities purchased but not settled	12,084	—
Purchase of low-income tax credit investment and resulting contractual obligations	15,000	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2020, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2021.  Operating results for the nine months ended September 30, 2021, are not necessarily indicative of the results that may be expected for the year ending December 31, 2021, or any other period.

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

Financial position and results of operations

The Company’s interest income and fees could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest and fees.  While interest and fees will still accrue to income through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted. At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact may affect its borrowers’ ability to repay in future periods.

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

Many industries have and will continue to experience adverse impacts as a result of COVID-19.  Our exposure from outstanding loans and commitments to industries which we consider a higher risk totaled approximately $306,174 in hospitality and $36,031 in aircraft manufacturing at September 30, 2021.

Allowance for Credit Losses - Loans

As described below under Recently Adopted Accounting Pronouncements, the Company adopted the FASB ASU 2016-13 effective January 1, 2021, which requires the estimation of an allowance for credit losses in accordance with the current expected credit loss (“CECL”) methodology.  Management assesses the adequacy of the allowance on a quarterly basis.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date.  The allowance is adjusted through provision for credit losses and charge-offs, net of recoveries of amounts previously charged off.  The Company adopted ASC Topic 326 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for the reporting periods beginning after January 1, 2021, are presented under ASC Topic 326, while prior amounts continue to be reported in accordance with previously applicable GAAP.

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

The allowance for credit losses is measured on a collective basis for pools of loans with similar risk characteristics.  The Company has identified the following pools of financial assets with similar risk characteristics for measuring expected credit losses.

• Commercial real estate mortgage loans – Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property.  For such loans, repayment is largely dependent upon the operation of the borrower's business.

• Commercial and industrial loans – Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.  These loans are generally secured by equipment, inventory and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.

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

The Company primarily utilizes a probability of default (“PD”) and loss given default (“LGD”) modeling approach for historical loss coupled with a macroeconomic factor analysis derived from a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within our geographical footprint.  The macroeconomic regression is based on a multivariate approach and includes key indicators that provide the highest cumulative adjusted R-square figure.  Economic factors include, but are not limited to, national unemployment, gross domestic product, market interest rates and property pricing indices.  To arrive at the most predictive calculation, a lag factor was applied to these inputs, resulting in current and historic economic inputs driving the projection of loss over our reasonable, supportable forecast period which management has defined as 12 months for all portfolio segments.  Following the reasonable and supportable forecast period loss experience immediately reverts to the longer run historical loss experience of the Company.  The resultant loss rates are applied to the estimated future exposure at default (“EAD”), as determined based on contractual amortization terms through an average default month and estimated prepayment experience in arriving at the quantitative reserve within our allowance for credit losses.

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

Loans that do not share similar risk characteristics with the collectively evaluated pools are evaluated on an individual basis and are excluded from the collectively evaluated loan pools.  Such loans are evaluated for credit losses based on either discounted cash flows or the fair value of collateral.  When management determines that foreclosure is probable, expected credit losses are based on the fair value of the collateral, less selling costs.  For loans for which foreclosure is not probable, but for which repayment is expected to be provided substantially through the operation or sale of the collateral, the Company has elected the practical expedient under ASC 326 to estimate expected credit losses based on the fair value of collateral, with selling costs considered in the event sale of the collateral is expected.  Loans for which terms have been modified in a troubled debt restructuring (“TDR”) are evaluated using these same individual evaluation methods.  In the event the discounted cash flow method is used for a TDR, the original interest rate is used to discount expected cash flows.

In assessing the adequacy of the allowance for credit losses, the Company considers the results of the Company’s ongoing, independent loan review process.  The Company undertakes this process both to ascertain those loans in the portfolio with elevated credit risk and to assist in its overall evaluation of the risk characteristics of the entire loan portfolio.  Its loan review process includes the judgment of management, independent internal loan reviewers and reviews that may have been conducted by third-party reviewers including regulatory examiners.  The Company incorporates relevant loan review results when determining the allowance.

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for estimated prepayments.  The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by the Company.  Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and loan fees and costs.  Accrued interest receivable, as allowed under ASU 2016-13, is excluded from the credit loss estimate.  In addition, accrued interest receivable is presented separately on the balance sheets and is excluded from the tabular loan disclosures in Note 3.

The Company’s policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are inherently approximate estimates and imprecise.  There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

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

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met.  The transactions primarily include contract modifications; hedging relationships; and sale or transfer of debt securities classified as held-to-maturity.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company is in the process of evaluating the guidance and its effect on the Company’s financial condition, results of operations and cash flows has not yet been determined.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848).  ASU 2021-01 clarify that certain optional expedients and exceptions that are noted in Topic 848 apply to derivatives that are affected by the discounting transition. Certain provisions, if elected by the Company, apply to derivative instruments that use an interest rate for managing, discounting or contract price alignment that is modified as a result of reference rate reform.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company is in the process of evaluating the guidance and its effect on the Company’s financial condition, results of operations and cash flows has not yet been determined.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$100,259	$8	$(527)	$—	$99,740
U.S. Treasury securities	87,416	58	(668)	—	86,806
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	639,254	13,485	(3,714)	—	649,025
Private label residential mortgage-backed securities	148,631	13	(696)	—	147,948
Corporate	52,535	1,636	(100)	—	54,071
Small Business Administration loan pools	10,485	27	(47)	—	10,465
State and political subdivisions	106,185	3,501	(318)	—	109,368
	$1,144,765	$18,728	$(6,070)	$—	$1,157,423

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available-for-sale securities
U.S. Government-sponsored entities	$996	$27	$—	$1,023
U.S. Treasury securities	4,024	1	—	4,025
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	630,485	21,049	(109)	651,425
Private label residential mortgage-backed securities	44,302	5	(129)	44,178
Corporate	52,503	1,153	(6)	53,650
Small Business Administration loan pools	1,226	44	—	1,270
State and political subdivisions	111,865	4,391	—	116,256
	$845,401	$26,670	$(244)	$871,827

The fair value and amortized cost of debt securities at September 30, 2021, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$6,328	$6,394
One to five years	53,951	54,610
Five to ten years	252,325	253,518
After ten years	44,276	45,928
Mortgage-backed securities	787,885	796,973
Total debt securities	$1,144,765	$1,157,423

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $746,496 at September 30, 2021, and $713,001 at December 31, 2020.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2021, and December 31, 2020.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$88,733	$(527)	$—	$—	$88,733	$(527)
U.S. Treasury securities	57,921	(668)	—	—	57,921	(668)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	277,959	(3,714)	—	—	277,959	(3,714)
Private label residential mortgage-backed securities	130,944	(650)	2,752	(46)	133,696	(696)
Corporate	4,900	(100)	—	—	4,900	(100)
Small Business Administration loan pools	9,466	(47)	—	—	9,466	(47)
State and political subdivisions	13,935	(318)	—	—	13,935	(318)
Total temporarily impaired securities	$583,858	$(6,024)	$2,752	$(46)	$586,610	$(6,070)
December 31, 2020
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$28,770	$(109)	$—	$—	$28,770	$(109)
Private label residential mortgage-backed securities	28,367	(129)	—	—	28,367	(129)
Corporate	3,908	(6)	—	—	3,908	(6)
Total temporarily impaired securities	$61,045	$(244)	$—	$—	$61,045	$(244)

As of September 30, 2021, the Company held 73 available-for-sale securities in an unrealized loss position.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2021	2021
Proceeds	$7,347	$7,347
Gross gain	373	373
Gross losses	—	—
Income tax expense on net realized gains	94	94

There were no sales of available-for-sale securities during the nine months ended September 30, 2020.

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

The following table lists categories of loans at September 30, 2021, and December 31, 2020.

	September 30, 2021	December 31, 2020
Commercial real estate	$1,308,707	$1,188,696
Commercial and industrial	569,513	734,495
Residential real estate	490,633	381,958
Agricultural real estate	138,793	133,693
Agricultural	93,767	94,322
Consumer	84,498	58,532
Total loans	2,685,911	2,591,696
Allowance for credit losses	(52,763)	(33,709)
Net loans	$2,633,148	$2,557,987

Included in the commercial and industrial loan balances at September 30, 2021 and December 31, 2020, are $95,764 and $253,741 of loans that were originated under the SBA PPP program.

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the quarter ended September 30, 2021, the Company purchased one pool of residential real estate loans totaling $26,148.  During the first nine months of 2021, the Company purchased five pools of residential real estate loans totaling $214,181.  As of September 30, 2021, and December 31, 2020, residential real estate loans include $248,903 and $86,093 of purchased residential real estate loans.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit impaired loans included in the loan totals above are $6,622 with related loans of $272,223 at September 30, 2021.  At December 31, 2020, excluding purchased credit impaired loans, there were $380,058 of loans with a related discount of $5,510 that were purchased as part of a merger.  Effective January 1, 2021, with the adoption of CECL, amortizable non-credit discounts on purchase credit impaired loans are included in unamortized discount of merger purchase accounting adjustments.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $372 at September 30, 2021, and $597 at December 31, 2020.

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

The allowance for credit losses is measured on a collective pool basis when similar risk characteristics exist.  The Company has identified commercial real estate, commercial and industrial, residential real estate, agricultural real estate, agricultural production and consumer as portfolio segments and measures the allowance for credit losses using a historical loss rate method for each segment to estimate credit losses on a collective basis.  The Company’s CECL calculation utilizes historical loss rates, average default month, average prepayment rates and exposure at default as assumptions to calculate an unadjusted historical loss estimate for the contractual term of the loans adjusted for prepayment.  The historical loss estimate is then adjusted for the anticipated changes in the Company’s historical loss rate using a regression analysis and current economic variables over the next 12 months.  The Company has selected 12 months as its reasonable and supportable forecast period and has selected an immediate reversion back to unadjusted historical loss rates for periods beyond the reasonable and supportable forecast period. The calculated historical loss estimate, and the economic qualitative adjustment are further evaluated for change via a management qualitative adjustment factor.  Management qualitative adjustments typically are anticipated changes in loss trends that are not reflected in the historical data to be used in forecasting.

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

During the nine months ended September 30, 2021, the Company updated the purchase accounting conclusions related to PCD assets acquired through the Almena State Bank transaction and the adjustment is reflected in the table below within “Impact of adopting ASC 326 – PCD loans.”  Additional information was obtained, and additional analysis was performed by the management team which led to a modification of purchase date accounting.  The adjustment resulted in a reduction in the allowance for credit losses offset by an increase in loan repurchase obligation, which is reported in interest payable and other liabilities in the consolidated balance sheets, combined with a decrease in deferred tax asset and an increase in gain on acquisition.

The following tables present the activity in the allowance for credit losses by class for the three-month periods ended September 30, 2021 and 2020.

September 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$15,225	$18,690	$9,808	$847	$4,695	$2,569	$51,834
Provision for credit losses	(2,723)	5,473	(1,473)	145	(366)	2	1,058
Loans charged-off	(116)	(37)	—	(3)	—	(200)	(356)
Recoveries	96	1	4	15	—	111	227
Total ending allowance balance	$12,482	$24,127	$8,339	$1,004	$4,329	$2,482	$52,763

September 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance	$9,467	$10,168	$5,315	$975	$810	$7,343	$34,078
Provision for loan losses	(218)	1,361	(591)	468	(47)	(158)	815
Loans charged-off	(308)	(3)	(153)	(167)	—	(244)	(875)
Recoveries	1	3	22	5	5	33	69
Total ending allowance balance	$8,942	$11,529	$4,593	$1,281	$768	$6,974	$34,087

The following tables present the activity in the allowance for credit losses by class for the nine-month periods ended September 30, 2021 and 2020.

September 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Cumulative effect adjustment of adopting ASC 326	5,612	4,167	8,870	167	(207)	(2,877)	15,732
Impact of adopting ASC 326 - PCD loans	4,571	(218)	220	960	4,905	—	10,438
Provision for credit losses	(6,767)	7,749	(5,307)	(555)	(1,130)	(345)	(6,355)
Loans charged-off	(169)	(98)	(12)	(505)	(1)	(575)	(1,360)
Recoveries	223	71	9	33	4	259	599
Total ending allowance balance	$12,482	$24,127	$8,339	$1,004	$4,329	$2,482	$52,763

September 30, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,919	$3,061	$2,676	$608	$546	$1,422	$12,232
Provision for loan losses	5,189	8,711	2,203	859	217	6,076	23,255
Loans charged-off	(367)	(259)	(312)	(191)	(1)	(697)	(1,827)
Recoveries	201	16	26	5	6	173	427
Total ending allowance balance	$8,942	$11,529	$4,593	$1,281	$768	$6,974	$34,087

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on method to determine allowance for credit loss as of September 30, 2021, and December 31, 2020.

September 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for impairment	$2,141	$15,323	$800	$720	$4,037	$48	$23,069
Collectively evaluated for impairment	10,341	8,804	7,539	284	292	2,434	29,694
Total	$12,482	$24,127	$8,339	$1,004	$4,329	$2,482	$52,763
Loan Balance:
Individually evaluated for impairment	$6,595	$49,168	$3,279	$5,140	$7,532	$200	$71,914
Collectively evaluated for impairment	1,302,112	520,345	487,354	133,653	86,235	84,298	2,613,997
Total	$1,308,707	$569,513	$490,633	$138,793	$93,767	$84,498	$2,685,911

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,159	$5,457	$485	$595	$96	$68	$8,860
Collectively evaluated for impairment	6,472	5,985	3,949	266	586	5,952	23,210
Purchased credit impaired loans	381	1,014	125	43	76	—	1,639
Total	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Loan Balance:
Individually evaluated for impairment	$4,752	$20,421	$1,939	$2,711	$2,201	$272	$32,296
Collectively evaluated for impairment	1,176,403	710,038	377,331	126,256	87,158	58,242	2,535,428
Purchased credit impaired loans	7,541	4,036	2,688	4,726	4,963	18	23,972
Total	$1,188,696	$734,495	$381,958	$133,693	$94,322	$58,532	$2,591,696

The following table presents information related to nonaccrual loans at September 30, 2021.

	September 30, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial and industrial	19	—	—
Residential real estate	33	—	—
Agricultural real estate	1,795	1,719	—
Agricultural	2	—	—
Consumer	—	—	—
Subtotal	1,849	1,719	—
With an allowance recorded:
Commercial real estate	6,794	6,171	2,059
Commercial and industrial	51,369	43,929	13,795
Residential real estate	3,240	3,094	765
Agricultural real estate	3,697	2,791	703
Agricultural	9,710	7,078	3,926
Consumer	231	200	48
Subtotal	75,041	63,263	21,296
Total	$76,890	$64,982	$21,296

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

The table below presents average recorded investment and interest income related to nonaccrual loans for the three and nine months ended September 30, 2021 and 2020.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	September 30, 2021		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$18	$35
Commercial and industrial	—	—	13,857	—
Residential real estate	—	—	4,262	14
Agricultural real estate	3,022	—	—	—
Agricultural	884	—	—	—
Consumer	—	—	—	—
Subtotal	3,906	—	18,137	49
With an allowance recorded:
Commercial real estate	7,107	1	6,324	16
Commercial and industrial	36,720	—	15,483	190
Residential real estate	2,870	24	3,586	2
Agricultural real estate	2,501	—	5,356	28
Agricultural	7,576	69	1,435	1
Consumer	215	1	271	3
Subtotal	56,989	95	32,455	240
Total	$60,895	$95	$50,592	$289

	As of and for the nine months ended
	September 30, 2021		September 30, 2020
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$421	$3	$556	$36
Commercial and industrial	161	35	14,229	23
Residential real estate	51	2	4,299	14
Agricultural real estate	2,307	82	566	5
Agricultural	2,156	—	—	—
Consumer	—	—	—	—
Subtotal	5,096	122	19,650	78
With an allowance recorded:
Commercial real estate	7,022	19	5,667	35
Commercial and industrial	31,203	119	9,507	362
Residential real estate	2,843	26	3,573	5
Agricultural real estate	3,346	54	3,534	34
Agricultural	5,991	113	1,401	1
Consumer	245	2	318	3
Subtotal	50,650	333	24,000	440
Total	$55,746	$455	$43,650	$518

The following tables present the aging of the recorded investment in past due loans as of September 30, 2021, and December 31, 2020, by portfolio and class of loans.

September 30, 2021	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,910	$1,332	$—	$6,171	$1,298,294	$1,308,707
Commercial and industrial	3,015	736	—	43,929	521,833	569,513
Residential real estate	411	827	—	3,094	486,301	490,633
Agricultural real estate	183	—	—	4,510	134,100	138,793
Agricultural	14	—	—	7,078	86,675	93,767
Consumer	148	35	45	200	84,070	84,498
Total	$6,681	$2,930	$45	$64,982	$2,611,273	$2,685,911

December 31, 2020	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,374	$172	$—	$7,582	$1,179,568	$1,188,696
Commercial and industrial	261	—	—	23,457	710,777	734,495
Residential real estate	377	4,712	—	2,955	373,914	381,958
Agricultural real estate	260	—	98	4,111	129,224	133,693
Agricultural	196	—	—	5,312	88,814	94,322
Consumer	336	60	45	272	57,819	58,532
Total	$2,804	$4,944	$143	$43,689	$2,540,116	$2,591,696

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

Based on the most recent analysis performed, the risk category of loans, by type and year of origination, at September 30, 2021, is as follows.

September 30, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$223,015	$206,840	$159,859	$116,392	$76,883	$142,200	$373,962	$80	$1,299,231
Special mention	126	—	—	13	1,174	307	—	—	1,620
Substandard	1,781	400	225	112	—	5,338	—	—	7,856
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$224,922	$207,240	$160,084	$116,517	$78,057	$147,845	$373,962	$80	$1,308,707
Commercial and industrial
Risk rating
Pass	$184,422	$97,754	$61,162	$10,682	$14,276	$9,892	$108,501	$9,966	$496,655
Special mention	20	—	992	1,502	290	5,802	—	—	8,606
Substandard	4,175	5,891	24,390	5,485	9,838	152	11,697	2,624	64,252
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$188,617	$103,645	$86,544	$17,669	$24,404	$15,846	$120,198	$12,590	$569,513
Residential real estate
Risk rating
Pass	$203,231	$7,086	$24,441	$66,398	$37,495	$102,332	$46,225	$198	$487,406
Special mention	—	—	—	—	—	133	—	—	133
Substandard	—	—	147	55	850	1,802	240	—	3,094
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$203,231	$7,086	$24,588	$66,453	$38,345	$104,267	$46,465	$198	$490,633
Agricultural real estate
Risk rating
Pass	$24,730	$26,364	$12,834	$10,743	$6,318	$13,535	$37,188	$—	$131,712
Special mention	—	—	—	—	41	456	45	—	542
Substandard	558	65	127	1,830	2,577	487	895	—	6,539
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$25,288	$26,429	$12,961	$12,573	$8,936	$14,478	$38,128	$—	$138,793
Agricultural
Risk rating
Pass	$17,446	$12,508	$2,976	$1,723	$3,433	$1,571	$43,784	$78	$83,519
Special mention	—	—	84	1,345	—	895	—	—	2,324
Substandard	497	2,123	1,987	1,799	153	639	726	—	7,924
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$17,943	$14,631	$5,047	$4,867	$3,586	$3,105	$44,510	$78	$93,767
Consumer
Risk rating
Pass	$33,000	$12,047	$7,337	$3,722	$1,525	$914	$25,706	$1	$84,252
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	105	73	27	33	8	—	—	246
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$33,000	$12,152	$7,410	$3,749	$1,558	$922	$25,706	$1	$84,498
Total loans
Risk rating
Pass	$685,844	$362,599	$268,609	$209,660	$139,930	$270,444	$635,366	$10,323	$2,582,775
Special mention	146	—	1,076	2,860	1,505	7,593	45	—	13,225
Substandard	7,011	8,584	26,949	9,308	13,451	8,426	13,558	2,624	89,911
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$693,001	$371,183	$296,634	$221,828	$154,886	$286,463	$648,969	$12,947	$2,685,911

 The classification status of loans by class of loans is as follows at December 31, 2020.

December 31, 2020	Unclassified	Classified	Total
Commercial real estate	$1,171,961	$16,735	$1,188,696
Commercial and industrial	674,392	60,103	734,495
Residential real estate	378,868	3,090	381,958
Agricultural real estate	125,425	8,268	133,693
Agricultural	86,629	7,693	94,322
Consumer	58,253	279	58,532
Total	$2,495,528	$96,168	$2,591,696

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

The accretable yield associated with these loans was $2,630 as of December 31, 2020.  The interest income recognized on these loans for the three and nine-month periods ended September 30, 2020, was $402 and $1,263.  For the three and nine-month periods ended September 30, 2020, there was a provision for loan losses of $54 and $2,072 recorded for these loans.

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

The following table summarizes the Company’s TDRs by accrual status at September 30, 2021, and December 31, 2020.

September 30, 2021	Nonaccrual	Related Allowance for Credit Losses
Commercial real estate	$1,786	$849
Commercial and industrial	12,404	869
Agricultural real estate	932	285
Agricultural	528	81
Total troubled debt restructurings	$15,650	$2,084

December 31, 2020	Nonaccrual	Related Allowance for Loan Losses
Commercial real estate	$1,167	$342
Commercial and industrial	13,613	1,954
Total troubled debt restructurings	$14,780	$2,296

At September 30, 2021, and December 31, 2020, there were no commitments to lend additional amounts on these loans.

During the three and nine-month periods ended September 30, 2021, there was a total of $1,460 in loan modifications considered to be troubled debt restructurings. There were no loan modifications considered to be troubled debt restructurings that occurred during the three or nine-month period ended September 30, 2020.

No restructured loans that were modified within the twelve months preceding September 30, 2021 or 2020, have subsequently had a payment default.  Default is determined at 90 or more days past due, charge-off or foreclosure.

As of September 30, 2021, and December 31, 2020, we had 27 and 28 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $59,451 and $60,880 in connection with the COVID-19 relief provided by the CARES Act.  These deferrals were not considered troubled debt restructurings based on the CARES Act, CAA or regulatory guidance.

The following table lists loans included in the payment deferral program under the Cares Act by deferment type and category at September 30, 2021, and December 31, 2020.

	September 30, 2021
	Commercial Real Estate	Commercial and Industrial	Agricultural Real Estate	Total
12 months partial principal only	$—	$1,890	$—	$1,890
9 months principal only	11,196	—	—	11,196
12 months principal only	9,341	3,484	112	12,937
6 months principal and interest, then 9 months principal only	30,815	2,613	—	33,428
Total loans	$51,352	$7,987	$112	$59,451

	December 31, 2020
	Commercial Real Estate	Commercial and Industrial	Total
12 months partial principal only	$—	$1,965	$1,965
6 months principal only	2,262	4,175	6,437
9 months principal only	2,459	—	2,459
12 months principal only	10,092	3,675	13,767
3 months principal and interest, then 6 months principal only	—	2,824	2,824
6 months principal and interest, then 9 months principal only	30,815	2,613	33,428
Total loans	$45,628	$15,252	$60,880

The classification status of loans participating in the payment deferral program at September 30, 2021, and December 31, 2020, is listed below.

	September 30, 2021			December 31, 2020
	Unclassified	Classified	Total	Unclassified	Classified	Total
Commercial real estate	$51,352	$—	$51,352	$45,628	$—	$45,628
Commercial and industrial	4,920	3,067	7,987	5,095	10,157	15,252
Agricultural real estate	112	—	112	—	—	—
Total loans	$56,384	$3,067	$59,451	$50,723	$10,157	$60,880

While all industries have and will continue to experience adverse impacts as a result of COVID-19, the Company had exposures (on balance sheet loans and commitments to lend) in the following loan categories that are considered to be most at-risk of a significant impact as of September 30, 2021.

Hospitality Lending – The Company’s exposure to the hospitality sector at September 30, 2021, was $306.2 million, or 11.8%, of total loans excluding PPP loans.  As of September 30, 2021, $20.5 million of these loans were actively participating in a deferral program.

The top 20 loans within this portfolio comprise $231.1 million, or 75.8%, of the total exposure.  These loans are geographically diversified and well secured.  The borrowers are well known to the Company and experienced hoteliers who have evidenced efforts to enhance profitability in the current economic environment by driving down costs and creatively occupying their properties, including arrangements with medical professionals and others on the front line of this pandemic.  Historically, the portfolio has exhibited strong operational cash flows.  The remainder of the portfolio is comprised of many smaller balance loans.

Aircraft Manufacturing – The Company’s exposure to the aircraft manufacturing category at September 30, 2021, was $36.0 million, or 1.4%, of total loans excluding PPP loans.  As of September 30, 2021, none of these loans were actively participating in a deferral program.  The portfolio is comprised of experienced industry operators who have historically performed without exception; however, at September 30, 2021, two related entities reported in this loan category with balances totaling $20.4 million were moved to nonaccrual and classified as substandard.

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

While management is optimistic about the performance of the above addressed portions of the portfolio as a whole, the Company acknowledges the risks associated with the current economic conditions and related unknowns.  These risks are believed to have been addressed and reserved for through our allowance for credit losses and associated provision for credit losses as of and for the period ended September 30, 2021.

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

The following table lists allowance for credit losses on off-balance sheet credit exposures as of September 30, 2021.

September 30, 2021	Allowance for Credit Losses
Commercial real estate	$599
Commercial and industrial	302
Residential real estate	27
Agricultural real estate	—
Agricultural	1
Consumer	395
Total allowance for credit losses	$1,324

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At September 30, 2021, the portfolio of interest rate swaps had a weighted average maturity of 5.0 years, a weighted average pay rate of 5.06% and a weighted average rate received of 2.83%.  At December 31,

2020, the portfolio of interest rate swaps had a weighted average maturity of 6.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.21%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At September 30, 2021, this portfolio of interest rate swaps had a weighted average maturity of 9.0 years, weighted average pay rate of 4.32% and a weighted average rate received of 4.32%.  At December 31, 2020, this portfolio of interest rate swaps had a weighted average maturity of 7.9 years, weighted average pay rate of 4.34% and weighted average rate received of 4.34%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2021, and December 31, 2020.

	September 30, 2021			December 31, 2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$4,323	$—	$272	$5,585	$—	$497
Total derivatives designated as hedging relationships	4,323	—	272	5,585	—	497
Derivatives not designated as hedging instruments:
Interest rate swaps	137,277	5,074	5,525	119,341	7,172	7,820
Total derivatives not designated as hedging instruments	137,277	5,074	5,525	119,341	7,172	7,820
Total	$141,600	5,074	5,797	$124,926	7,172	8,317
Cash collateral		—	(5,550)		—	(8,440)
Netting adjustments		248	248		123	123
Net amount presented in Balance Sheet		$5,322	$495		$7,295	$—

 The table below lists designated and qualifying hedged items in fair value hedges at September 30, 2021, and December 31, 2020.

	September 30, 2021			December 31, 2020
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$4,323	$266	$—	$5,583	$491	$—
Total	$4,323	$266	$—	$5,583	$491	$—

The Company reports hedging derivative gains (losses) as adjustments to loan interest income along with the related net interest settlements and the derivative gains (losses) and net interest settlements for economic derivatives are reported in other income. For the three and nine-month periods ended September 30, 2021 and 2020, the Company recorded net gains (losses) on derivatives and hedging activities.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Derivatives designated as hedging instruments:
Interest rate swaps	$—	$—	$—	$—
Total net gain (loss) related to fair value hedges	—	—	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(49)	77	196	(407)
Total net gains (losses) related to derivatives not designated as hedging instruments	(49)	77	196	(407)
Net gains (losses) on derivatives and hedging activities	$(49)	$77	$196	$(407)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended September 30, 2021 and 2020.

	September 30, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(20)	$20	$—	$(25)
Total	$(20)	$20	$—	$(25)

	September 30, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$27	$(27)	$—	$(28)
Total	$27	$(27)	$—	$(28)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine-month periods ended September 30, 2021 and 2020.

	September 30, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(191)	$191	$—	$(81)
Total	$(191)	$191	$—	$(81)

	September 30, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(409)	$409	$—	$(61)
Total	$(409)	$409	$—	$(61)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended September 30, 2021, and December 31, 2020, are listed below.

	September 30, 2021
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,228	$3,215	17.1	2.99%
Total operating leases	$3,228	$3,215	17.1	2.99%

	December 31, 2020
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$3,540	$3,524	16.9	2.99%
Total operating leases	$3,540	$3,524	16.9	2.99%

Operating lease costs for the three and nine-month periods ended September 30, 2021 and 2020, are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$127	$184	$378	$549
Short-term lease cost	—	—	—	—
Variable lease cost	8	3	21	22
Total operating lease cost	$135	$187	$399	$571

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or nine-month periods ended September 30, 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	September 30, 2021
Due in one year or less	$460
Due after one year through two years	431
Due after two years through three years	237
Due after three years through four years	214
Due after four years through five years	210
Thereafter	2,675
Total undiscounted cash flows	4,227
Discount on cash flows	(1,012)
Total operating lease liability	$3,215

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2021, and December 31, 2020, are listed below.

	September 30, 2021	December 31, 2020
Federal funds purchased	$—	$—
Retail repurchase agreements	39,137	36,029

The Company has available federal funds lines of credit with its correspondent banks.

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $51,032 and $47,113 at September 30, 2021, and December 31, 2020.  The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at September 30, 2021, and December 31, 2020.

	September 30, 2021	December 31, 2020
Year-to-date average daily balance during the period	$43,673	$45,041
Maximum month-end balance year-to-date	$47,184	$53,543
Weighted average interest rate at period-end	0.24%	0.22%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances.  In July 2021, all the Company’s Federal Home Loan Bank term advances were prepaid.  The Company recorded a loss on debt extinguishment related to this prepayment of $372 for the nine months ended September 30, 2021.  There were no Federal Home Loan Bank line of credit advances outstanding as of September 30, 2021.

Federal Home Loan Bank advances as of December 31, 2020, are listed below.

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$—	—	—
Federal Home Loan Bank fixed-rate term advances	10,107	2.79%	2.3
Total principal outstanding	10,107
Merger purchase accounting adjustment	37
Total Federal Home Loan Bank advances	$10,144

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans totaling $742,792 and $763,506 at September 30, 2021, and December 31, 2020.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $723,708 and $661,490 at September 30, 2021, and December 31, 2020.

Federal Reserve Bank discount window

At September 30, 2021, to support the $267,098 borrowing capacity from the Federal Reserve Bank, the Company has pledged loans with an outstanding balance of $328,596 and securities with a fair value of $46,935.  No borrowings were secured from this facility at periods ended September 30, 2021 or 2020.

Bank stock loan

The Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $40,000, secured by the Company’s stock in Equity Bank.  The loan was renewed and amended on June 30, 2020, with a maturity date of August 15, 2021, and was extended to November 13, 2021.  Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.50%.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five-year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.

There were no outstanding principal balances on the bank stock loan at September 30, 2021, or December 31, 2020.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of September 30, 2021, and December 31, 2020, are listed below.

	September 30, 2021	December 31, 2020
Subordinated debentures	$15,111	$14,872
Subordinated notes	72,919	72,812
Total	$88,030	$87,684

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

Subordinated debentures as of September 30, 2021, and December 31, 2020, are listed below.

	September 30, 2021	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.13%	13.5
CTIII subordinated debentures	5,155	2.01%	15.7
CFSTI subordinated debentures	5,155	3.38%	11.2
Total contractual balance	20,620
Fair market value adjustments	(5,509)
Total subordinated debentures	$15,111

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.24%	14.3
CTIII subordinated debentures	5,155	2.11%	16.5
CFSTI subordinated debentures	5,155	3.50%	12.0
Total contractual balance	20,620
Fair market value adjustments	(5,748)
Total subordinated debentures	$14,872

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

Subordinated notes as of September 30, 2021, are listed below.

	September 30, 2021	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	8.8
Total principal outstanding	75,000
Debt issuance cost	(2,081)
Total subordinated notes	$72,919

Subordinated notes as of December 31, 2020, are listed below.

	December 31, 2020	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	9.5
Total principal outstanding	75,000
Debt issuance cost	(2,188)
Total subordinated notes	$72,812

Future principal repayments

Future principal repayments of the September 30, 2021, outstanding balances are as follows.

	Retail Repurchase Agreements	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$39,137	$—	$—	$39,137
Due after one year through two years	—	—	—	—
Due after two years through three years	—	—	—	—
Due after three years through four years	—	—	—	—
Due after four years through five years	—	—	—	—
Thereafter	—	20,620	75,000	95,620
Total	$39,137	$20,620	$75,000	$134,757

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of 10,000,000 shares of preferred stock.  At September 30, 2021, and December 31, 2020, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at September 30, 2021, and December 31, 2020.

	September 30, 2021	December 31, 2020
Class A common stock – issued	17,530,223	17,224,830
Class A common stock – held in treasury	(3,164,438)	(2,684,274)
Class A common stock – outstanding	14,365,785	14,540,556
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”).  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  ESPP compensation expense of $33 and $88 was recorded for the three and nine-month periods ended September 30, 2021.  ESPP compensation expense of $19 and $69 was recorded for the three and nine-month periods ended September 30, 2020.  The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2019 to February 14, 2020	16,764	$21.11	$63
February 15, 2020 to August 14, 2020	17,829	13.61	43
August 15, 2020 to February 14, 2021	17,621	13.68	42
February 15, 2021 to August 14, 2021	16,034	20.50	58

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

In September of 2020, the Company’s Board of Directors authorized an additional repurchase of up to 800,000 shares of the Company’s outstanding common stock, from time to time, beginning October 30, 2020, and concluding October 29, 2021.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  Under this program, during the year ended December 31, 2020, the Company repurchased a total of 313,231 shares of the Company’s outstanding common stock at an average price paid of $20.82 per share.  During the three and nine-months ended September 30, 2021, the Company repurchased a total of 57,239 and 363,321 shares of the Company’s outstanding common stock at an average price paid of $30.64 and $26.90 per share.  At September 30, 2021, there are 123,448 shares remaining available for repurchase under the program.

In September of 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.  On October 20, 2021, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the authorization of this repurchase plan.

Accumulated other comprehensive income (loss)

At September 30, 2021, and December 31, 2020, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation.

Components of accumulated other comprehensive income as of September 30, 2021, and December 31, 2020, are listed below.

	Available-for- Sale Securities	Accumulated Other Comprehensive Income (Loss)
September 30, 2021
Net unrealized or unamortized gains	$12,658	$12,658
Tax effect	(3,183)	(3,183)
	$9,475	$9,475
December 31, 2020
Net unrealized or unamortized gains	$26,426	$26,426
Tax effect	(6,645)	(6,645)
	$19,781	$19,781

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015 and became fully phased in January 1, 2019.  The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of September 30, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2021, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2021, and December 31, 2020, are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Septembert 30, 2021
Total capital to risk weighted assets
Equity Bancshares, Inc.	$489,725	16.63%	$309,171	10.50%	$ N/A	N/A
Equity Bank	463,171	15.74%	308,881	10.50%	294,172	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	379,787	12.90%	250,281	8.50%	N/A	N/A
Equity Bank	426,186	14.49%	250,046	8.50%	235,338	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	364,676	12.39%	206,114	7.00%	N/A	N/A
Equity Bank	426,186	14.49%	205,920	7.00%	191,212	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	379,787	9.02%	168,368	4.00%	N/A	N/A
Equity Bank	426,186	10.13%	168,241	4.00%	210,302	5.00%
December 31, 2020
Total capital to risk weighted assets
Equity Bancshares, Inc.	$462,865	17.35%	$280,072	10.50%	$ N/A	N/A
Equity Bank	418,992	15.73%	279,646	10.50%	266,329	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	356,707	13.37%	226,725	8.50%	N/A	N/A
Equity Bank	385,696	14.48%	226,380	8.50%	213,064	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	341,835	12.82%	186,714	7.00%	N/A	N/A
Equity Bank	385,696	14.48%	186,431	7.00%	173,114	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	356,707	9.30%	153,490	4.00%	N/A	N/A
Equity Bank	385,696	10.07%	153,276	4.00%	191,595	5.00%

 Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine-month periods ended September 30, 2021 and 2020.

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Basic:
Net income (loss) allocable to common stockholders	$11,773	$(90,405)	$42,014	$(87,458)
Weighted average common shares outstanding	14,384,285	15,040,386	14,393,853	15,210,856
Weighted average vested restricted stock units	17	21	3,293	1,045
Weighted average shares	14,384,302	15,040,407	14,397,146	15,211,901
Basic earnings (loss) per common share	$0.82	$(6.01)	$2.92	$(5.75)
Diluted:
Net income (loss) allocable to common stockholders	$11,773	$(90,405)	$42,014	$(87,458)
Weighted average common shares outstanding for:
Basic earnings per common share	14,384,302	15,040,407	14,397,146	15,211,901
Dilutive effects of the assumed exercise of stock options	158,768	—	178,314	—
Dilutive effects of the assumed vesting of restricted stock units	125,321	—	110,617	—
Dilutive effects of the assumed exercise of ESPP purchases	921	—	2,015	—
Average shares and dilutive potential common shares	14,669,312	15,040,407	14,688,092	15,211,901
Diluted earnings (loss) per common share	$0.80	$(6.01)	$2.86	$(5.75)

Dilutive shares not included above due to the net loss in the period.

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Dilutive effects of the assumed exercise of stock options	—	50,376	—	96,125
Dilutive effects of the assumed vesting of restricted stock units	—	32,428	—	29,486
Dilutive effects of the assumed exercise of ESPP purchases	—	2,043	—	3,289
Total dilutive shares	—	84,847	—	128,900

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table.

	Three months ended		Nine months ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Stock options	291,680	483,181	298,629	408,300
Restricted stock units	—	226,139	—	181,344
Total antidilutive shares	291,680	709,320	298,629	589,644

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following table.

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$99,740	$—
U.S. Treasury securities	—	86,806	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	649,025	—
Private label residential mortgage backed securities	—	147,948	—
Corporate	—	54,071	—
Small Business Administration loan pools	—	10,465	—
State and political subdivisions	—	109,368	—
Derivative assets:
Derivative assets (included in other assets)	—	5,074	—
Cash collateral held by counterparty and netting adjustments	248	—	—
Total derivative assets	248	5,074	—
Other assets:
Equity securities with readily determinable fair value	598	—	—
Total other assets	598	—	—
Total assets	$846	$1,162,497	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,797	$—
Cash collateral held by counterparty and netting adjustments	(5,302)	—	—
Total derivative liabilities	(5,302)	5,797	—
Total liabilities	$(5,302)	$5,797	$—

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$1,023	$—
U.S. Treasury securities	—	4,025	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	651,425	—
Private label residential mortgage backed securities	—	44,178	—
Corporate	—	53,650	—
Small Business Administration loan pools	—	1,270	—
State and political subdivisions	—	116,256	—
Derivative assets:
Derivative assets (included in other assets)	—	7,172	—
Cash collateral held by counterparty and netting adjustments	123	—	—
Total derivative assets	123	7,172	—
Other assets:
Equity securities with readily determinable fair value	506	—	—
Total other assets	506	—	—
Total assets	$629	$878,999	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,317	$—
Cash collateral held by counterparty and netting adjustments	(8,317)	—	—
Total derivative liabilities	(8,317)	8,317	—
Total liabilities	$(8,317)	$8,317	$—

There were no material transfers between levels during the nine months ended September 30, 2021, or the year ended December 31, 2020.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	September 30, 2021
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$4,454
Commercial and industrial	—	—	33,845
Residential real estate	—	—	2,480
Agricultural real estate	—	—	2,700
Other	—	—	3,647
Other real estate owned:
Commercial real estate	—	—	2,274
Residential real estate	—	—	433

	December 31, 2020
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$3,359
Commercial and industrial	—	—	16,343
Residential real estate	—	—	2,165
Agricultural real estate	—	—	2,383
Other	—	—	852
Other real estate owned:
Commercial real estate	—	—	3,882
Residential real estate	—	—	469

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2021, or December 31, 2020.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
September 30, 2021
Individually evaluated real estate loans	$35,591	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 37% (21%)
Individually evaluated other loans	$11,535	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5X)
Individually evaluated other real estate owned	$2,707	Sales Comparison Approach	Adjustments for differences between comparable sales	8% - 24% (16%)
December 31, 2020
Individually evaluated real estate loans	$13,443	Sales Comparison Approach	Adjustments for differences between comparable sales	2% - 22% (12%)
Individually evaluated other loans	$11,659	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5X)
Individually evaluated other real estate owned	$4,351	Sales Comparison Approach	Adjustments for differences between comparable sales	16% - 42% (29%)

Carrying amount and estimated fair values of financial instruments at period end were as follows.

	September 30, 2021
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$142,318	$142,318	$142,318	$—	$—
Available-for-sale securities	1,157,423	1,157,423	—	1,157,423	—
Loans held for sale	4,108	4,108	—	4,108	—
Loans, net of allowance for credit losses	2,633,148	2,619,364	—	—	2,619,364
Federal Reserve Bank and Federal Home Loan Bank stock	14,540	14,540	—	14,540	—
Interest receivable	15,519	15,519	—	15,519	—
Derivative assets	5,074	5,074	—	5,074	—
Cash collateral held by derivative counterparty and netting adjustments	248	248	248	—	—
Total derivative assets	5,322	5,322	248	5,074	—
Equity securities with readily determinable fair value	598	598	598	—	—
Total assets	$3,972,976	$3,959,192	$143,164	$1,196,664	$2,619,364
Financial liabilities:
Deposits	$3,662,777	$3,682,101	$—	$3,682,101	$—
Federal funds purchased and retail repurchase agreements	39,137	39,137	—	39,137	—
Subordinated debentures	15,111	15,111	—	15,111	—
Subordinated notes	72,919	82,294	—	82,294	—
Contractual obligations	18,771	18,771	—	18,771	—
Interest payable	1,850	1,850	—	1,850	—
Derivative liabilities	5,797	5,797	—	5,797	—
Cash collateral held by derivative counterparty and netting adjustments	(5,302)	(5,302)	(5,302)	—	—
Total derivative liabilities	495	495	(5,302)	5,797	—
Total liabilities	$3,811,060	$3,839,759	$(5,302)	$3,845,061	$—

	December 31, 2020
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$280,698	$280,698	$280,698	$—	$—
Interest-bearing time deposits in other banks	249	249	—	249	—
Available-for-sale securities	871,827	871,827	—	871,827	—
Loans held for sale	12,394	12,394	—	12,394	—
Loans, net of allowance for credit losses	2,557,987	2,430,325	—	—	2,430,325
Federal Reserve Bank and Federal Home Loan Bank stock	16,415	16,415	—	16,415	—
Interest receivable	15,831	15,831	—	15,831	—
Derivative assets	7,172	7,172	—	7,172	—
Cash collateral held by derivative counterparty and netting adjustments	123	123	123	—	—
Total derivative assets	7,295	7,295	123	7,172	—
Equity securities with readily determinable fair value	506	506	506	—	—
Total assets	$3,763,202	$3,635,540	$281,327	$923,888	$2,430,325
Financial liabilities:
Deposits	$3,447,590	$3,451,366	$—	$3,451,366	$—
Federal funds purchased and retail repurchase agreements	36,029	36,029	—	36,029	—
Federal Home Loan Bank advances	10,144	10,656	—	10,656	—
Subordinated debentures	14,872	14,872	—	14,872	—
Subordinated notes	72,812	80,448	—	80,448	—
Contractual obligations	5,189	5,189	—	5,189	—
Interest payable	1,231	1,231	—	1,231	—
Derivative liabilities	8,317	8,317	—	8,317	—
Cash collateral held by derivative counterparty and netting adjustments	(8,317)	(8,317)	(8,317)	—	—
Total derivative liabilities	—	—	(8,317)	8,317	—
Total liabilities	$3,587,867	$3,599,791	$(8,317)	$3,608,108	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2021, and December 31, 2020, were as follows.

	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$59,847	$177,414	$50,123	$129,860
Mortgage loans in the process of origination	12,259	4,781	13,826	1,713
Unused lines of credit	98,497	239,224	120,720	226,731

The fixed rate loan commitments have interest rates ranging from 2.49% to 8.00% and maturities ranging from 1 month to 370 months.

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

The contractual amounts of standby letters of credit as of September 30, 2021, and December 31, 2020, were as follows.

	September 30, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$9,936	$2,225	$9,020	$3,314

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

Equity Bank is a party to a lawsuit filed on November 5, 2020, in Missouri federal court on behalf of one of our customers, alleging improperly collected overdraft fees on two separate legal theories.  The plaintiff seeks to have the case certified as a class action.  The Bank was served on February 2, 2021.  The Company filed a motion to dismiss the claims on April 26, 2021.  In response, the Plaintiff amended its lawsuit and dropped one of the two claims.  The Company filed a motion to dismiss the remaining claim in the Amended Complaint on June 26, 2021 and continues to defend against the claim now asserted.  The Company believes that the lawsuit is without merit and it intends to vigorously defend against the claim now asserted.  At this time, the Company is unable to reasonably estimate the outcome of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three and nine-month periods ended September 30, 2021 and 2020.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Non-interest income
Service charges and fees	$2,360	$1,706	$6,125	$5,097
Debit card income	2,574	2,491	7,603	6,735
Mortgage banking(a)	801	877	2,584	2,298
Increase in bank-owned life insurance(a)	1,169	489	2,446	1,452
Net gain (loss) on acquisition(a)	—	—	585	—
Net gain (loss) from securities transactions(a)	381	—	398	12
Other
Investment referral income	189	163	506	461
Trust income	340	128	836	283
Insurance sales commissions	217	42	323	71
Recovery on zero-basis purchased loans(a)	9	10	62	116
Income (loss) from equity method investments(a)	(56)	3	(167)	3
Other non-interest income related to loans and deposits	(178)	539	2,270	756
Other non-interest income not related to loans and deposits(a)	25	37	72	239
Total other non-interest income	546	922	3,902	1,929
Total	$7,831	$6,485	$23,643	$17,523
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS

At the close of business on October 23, 2020, the Company acquired the assets and assumed the deposit liabilities of Almena State Bank (“Almena”), based in Norton, Kansas, pursuant to a Purchase and Assumption Agreement facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Acquisition costs related to this acquisition during the nine months ended September 30, 2021 were $237 ($177 on an after-tax basis).

During the nine months ended September 30, 2021, the Company updated the valuation for certain Almena loans which at acquisition showed evidence of credit quality deterioration since origination.  The net result of this valuation was a $585 addition to the gain on acquisition recorded during the fourth quarter of 2020.

NOTE 15 – SUBSEQUENT EVENTS

On October 1, 2021, the Company completed its acquisition of American State Bancshares, Inc. (“ASB”) pursuant to the terms of the Agreement and Plan of Reorganization, dated May 14, 2021 (the “Merger Agreement”), by and among the Company, Greyhounds Merger Sub, Inc., and ASB.  At the effective time of the merger (the “Effective Time”), Greyhounds Merger Sub, Inc. merged with and into ASB, with ASB surviving the merger as a wholly-owned subsidiary of the Company.  Following the Effective Time, ASB merged with and into the Company, with the Company surviving the merger.  Subsequently, American State Bank & Trust Company (“American State Bank”), ASB’s wholly-owned banking subsidiary, merged into Equity Bank, with Equity Bank surviving the merger.  American State Bank had a total of seventeen locations in Kansas prior to its merger with Equity Bank.  Results of operations of ASB were included in the Company’s results of operations beginning October 2, 2021.  Acquisition costs related to this acquisition during the nine months ended September 30, 2021, were $4,390 ($3,401 on an after-tax basis).

In connection with the merger, the Company assumed ASB’s rights, title and obligations under the indenture, dated as of September 15, 2005 (the “Indenture”), by and between ASB and the Wilmington Trust Company (the “Trustee”), pursuant to that certain First Supplemental Indenture, dated as of October 1, 2021 (the “Supplemental Indenture”), by and among the Company, ASB and the Trustee.  ASB had issued $7,732 principal amount of its Floating Rate Junior Subordinated Deferrable Interest notes due 2035 under the Indenture.

In their September 30, 2021, unaudited Consolidated Report of Condition, American State Bank reported total assets of $788,452, which included total loans of $452,690 and securities of $177,207.  At September 30, 2021, total liabilities of $690,098 were reported by American State Bank, which included deposits of $659,072.  American State Bank reported $5,388 in net income before income taxes for the nine months ended September 30, 2021.  The Company anticipates there will be goodwill and core deposit intangibles recorded with this acquisition.  Goodwill is calculated as the excess of the cash consideration transferred over the net of the acquisition-date fair value of identifiable assets acquired and liabilities assumed.

On July 19, 2021, the Company announced that Equity Bank signed a definitive branch purchase and assumption agreement to acquire the assets and assume the deposits of three bank locations in St. Joseph, Missouri, from Security Bank of Kansas City, a subsidiary of Valley View Financial Co. of Overland Park, Kansas.  The Company anticipates closing the transaction in the fourth quarter of 2021, subject to customary closing conditions, including the receipt of regulatory approval.

On October 25, 2021, the Company announced that Equity Bank signed a definitive purchase and assumption agreement with United Bank & Trust in Marysville, Kansas, (“UBT”) with UBT acquiring certain assets and assuming deposits of bank locations in Concordia, Belleville and Clyde, Kansas, which were previously acquired in the ASB acquisition, from Equity Bank.  UBT and Equity anticipate completing the acquisition in the second quarter of 2022.

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

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 51 full-service banking sites located in Arkansas, Kansas, Missouri and Oklahoma.  As of September 30, 2021, we had consolidated total assets of $4.26 billion, total loans held for investment, net of allowance, of $2.63 billion, total deposits of $3.66 billion and total stockholders’ equity of $417.7 million.  During the three and nine-month periods ended September 30, 2021, the Company had net income of $11.8 million and $42.0 million.  Due primarily to a goodwill impairment charge of $104.8 million during the three-month period ended September 30, 2020, there was a net loss of $90.4 million and $87.5 million for the three and nine-month periods ended September 30, 2020.

Selected Financial Data for the periods indicated (dollars in thousands, except per share amounts).

	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$42,446	$38,318	$35,812	$39,989	$37,082
Interest expense	3,471	3,688	4,053	4,430	4,975
Net interest income	38,975	34,630	31,759	35,559	32,107
Provision (reversal) for credit losses	1,058	(1,657)	(5,756)	1,000	815
Net gain (loss) from securities transactions	381	—	17	(1)	—
Other non-interest income	7,450	9,100	6,695	8,501	6,485
Loss on debt extinguishment	372	—	—	—	—
Merger expenses	4,015	460	152	299	—
Goodwill impairment	—	—	—	—	104,831
Other non-interest expense	26,302	25,346	24,729	28,161	26,004
Income (loss) before income taxes	15,059	19,581	19,346	14,599	(93,058)
Provision for income taxes	3,286	4,415	4,271	2,111	(2,653)
Net income (loss)	11,773	15,166	15,075	12,488	(90,405)
Net income (loss) allocable to common stockholders	11,773	15,166	15,075	12,488	(90,405)
Basic earnings (loss) per share	$0.82	$1.06	$1.04	$0.85	$(6.01)
Diluted earnings (loss) per share	$0.80	$1.03	$1.02	$0.84	$(6.01)
Balance Sheet Data (at period end)
Cash and cash equivalents	$142,318	$139,321	$136,688	$280,698	$65,839
Available-for-sale securities	1,157,423	1,041,613	998,100	871,827	798,576
Loans held for sale	4,108	6,183	8,609	12,394	9,053
Gross loans held for investment	2,685,911	2,815,061	2,795,740	2,591,696	2,725,713
Allowance for credit losses	52,763	51,834	55,525	33,709	34,087
Loans held for investment, net of allowance for credit losses	2,633,148	2,763,227	2,740,215	2,557,987	2,691,626
Goodwill and core deposit intangibles, net	44,564	45,594	46,624	47,658	48,702
Other intangible assets, net	1,098	1,109	1,119	1,130	1,142
Total assets	4,263,268	4,268,216	4,196,184	4,013,356	3,865,571
Total deposits	3,662,777	3,687,555	3,634,530	3,447,590	3,133,618
Borrowings	127,167	144,300	138,053	133,857	301,694
Total liabilities	3,845,519	3,855,221	3,798,369	3,605,707	3,463,399
Total stockholders’ equity	417,749	412,995	397,815	407,649	402,172
Tangible common equity*	372,087	366,292	350,072	358,861	352,328
Performance ratios
Return on average assets (ROAA) annualized	1.09%	1.44%	1.48%	1.27%	(8.90)%
Return on average equity (ROAE) annualized	11.05%	15.06%	15.45%	12.13%	(74.45)%
Return on average tangible common equity (ROATCE) annualized*	13.27%	17.98%	18.57%	14.93%	(108.31)%
Yield on loans annualized	5.43%	4.75%	4.59%	5.23%	4.65%
Cost of interest-bearing deposits annualized	0.28%	0.31%	0.36%	0.43%	0.50%
Net interest margin annualized	3.86%	3.50%	3.31%	3.88%	3.47%
Efficiency ratio*	56.65%	58.85%	64.18%	67.19%	67.38%
Non-interest income / average assets annualized	0.73%	0.86%	0.66%	0.86%	0.64%
Non-interest expense / average assets annualized	2.85%	2.45%	2.44%	2.90%	12.88%
Capital Ratios
Tier 1 Leverage Ratio	9.02%	8.88%	8.73%	9.30%	8.76%

Common Equity Tier 1 Capital Ratio	12.39%	12.41%	12.53%	12.82%	12.76%
Tier 1 Risk Based Capital Ratio	12.90%	12.93%	13.08%	13.37%	13.32%
Total Risk Based Capital Ratio	16.63%	16.74%	17.02%	17.35%	17.35%
Equity / Assets	9.80%	9.68%	9.48%	10.16%	10.40%
Tangible common equity to tangible assets*	8.82%	8.68%	8.44%	9.05%	9.23%
Book value per share	$29.08	$28.76	$27.66	$28.04	$27.08
Tangible common book value per share*	$25.90	$25.51	$24.34	$24.68	$23.72
Tangible common book value per diluted share*	$25.42	$24.98	$23.87	$24.32	$23.57

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

The Company utilizes primarily two methods for estimating the allowance for credit losses.  Non-performing loans primarily utilize a collateral specific fair value impairment method and performing loans primarily utilize a historical loss method. The performing loan method utilizes a probability of default (PD) and loss given default (LGD) modeling approach for historical loss coupled with a macroeconomic factor analysis derived from a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within our geographical footprint. The macroeconomic regression is based on a multivariate approach and includes key indicators that provide the highest cumulative adjusted R-square figure.  Economic factors include, but are not limited to, national unemployment, gross domestic product, market interest rates and property pricing indices.  The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.  The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time.  The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios.  These adjustments are based upon quarterly trend assessments in projective economic sentiment, portfolio concentrations, policy exceptions, personnel retention, independent loan review results, collateral considerations, risk ratings and competition.  The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.  To arrive at the most predictive calculation, a lag factor was applied to these inputs, resulting in current and historic economic inputs driving the projection of loss over our reasonable and supportable forecast period, which management has defined as 12 months for all portfolio segments.  Following the reasonable and supportable forecast period, loss experience immediately reverts to the current historical loss experience of the Company.  The resultant loss rates are applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms through an average default month and estimated prepayment experience in arriving at the quantitative reserve within our allowance for credit losses.

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

We have been an active participant in all phases of the PPP, administered by the SBA, and have helped many of our customers obtain loans through the program.  PPP loans have a two or five-year term and earn interest at 1.0%.  As of September 30, 2021, the Company has 443 loans, with an outstanding balance of $95.8 million that were originated under this program.  It is the Company’s understanding that loans funded through the PPP program are fully guaranteed by the U.S. government.

The Company also participates in the Main Street Lending Program (“MSL Program”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.  There was a total of $14.2 million outstanding under the MSL Program for the period ended September 30, 2021.

For additional information, see “NOTE 15 – SUBSEQUENT EVENTS” in the Condensed Notes to Interim Consolidated Financial Statements.

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

Net Income

Three months ended September 30, 2021, compared with three months ended September 30, 2020:  Net income and net income allocable to common stockholders for the three months ended September 30, 2021, was $11.8 million as compared to a net loss and net loss allocable to common stockholders of $90.4 million for the three months ended September 30, 2020, an increase of $102.2 million.  During the three-month period ended September 30, 2021, a decrease in non-interest expense of $100.1 million, primarily due to a $104.8 million charge to goodwill impairment in the third quarter of 2020, an increase in net interest income of $6.9 million, primarily due to fees related to PPP loans and an increase in non-interest income of $1.3 million were partially offset by increases of $5.9 million in provision for income taxes and $243 thousand in provision for credit losses when compared with the three months ended September 30, 2020.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

Nine months ended September 30, 2021, compared with nine months ended September 30, 2020:  Net income and net income allocable to common stockholders for the nine months ended September 30, 2021, was $42.0 million as compared to a net loss and net loss allocable to common stockholders of $87.5 million for the nine months ended September 30, 2020, an increase of $129.5 million.  During the nine-month period ended September 30, 2021, a decrease in non-interest expense of $99.2 million, primarily due to a $104.8 million charge to goodwill impairment during the nine months ended September 30, 2020, a decrease in provision for credit losses of $29.6 million, an increase in net interest income of $8.3 million and an increase in non-interest income of $6.1 million were partially offset by an increase in provision for income taxes of $13.7 million when compared with the nine months ended September 30, 2020.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

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

Three months ended September 30, 2021, compared with three months ended September 30, 2020:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2021 and 2020.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$630,622	$13,646	8.59%	$848,096	$8,400	3.94%
Commercial real estate	1,009,141	12,072	4.75%	979,775	12,886	5.23%
Real estate construction	283,106	2,664	3.73%	214,775	2,233	4.14%
Residential real estate	512,135	5,073	3.93%	429,965	4,733	4.38%
Agricultural real estate	134,673	1,819	5.36%	131,725	1,718	5.19%
Agricultural	91,878	1,370	5.92%	84,859	1,204	5.65%
Consumer	86,647	937	4.29%	69,485	1,104	6.32%
Total loans	2,748,202	37,581	5.43%	2,758,680	32,278	4.65%
Taxable securities	966,651	3,920	1.61%	683,630	3,476	2.02%
Nontaxable securities	94,527	655	2.75%	118,895	923	3.09%
Federal funds sold and other	196,129	290	0.59%	117,963	405	1.36%
Total interest-earning assets	4,005,509	42,446	4.20%	3,679,168	37,082	4.01%
Non-interest-earning assets:
Other real estate owned, net	10,395			7,332
Premises and equipment, net	90,911			87,344
Bank-owned life insurance	103,425			76,235
Goodwill, core deposit and other intangibles, net	46,335			154,049
Other non-interest-earning assets	18,723			37,060
Total assets	$4,275,298			$4,041,188
Interest-bearing liabilities:
Interest-bearing demand deposits	$989,798	503	0.20%	$827,190	501	0.24%
Savings and money market	1,092,717	359	0.13%	957,701	374	0.16%
Savings, NOW and money market	2,082,515	862	0.16%	1,784,891	875	0.19%
Certificates of deposit	619,525	1,019	0.65%	645,516	2,189	1.35%
Total interest-bearing deposits	2,702,040	1,881	0.28%	2,430,407	3,064	0.50%
FHLB term and line of credit advances	1,401	10	2.78%	248,437	471	0.75%
Subordinated debt	87,960	1,556	7.02%	79,947	1,415	7.04%
Other borrowings	43,220	24	0.23%	48,774	25	0.20%
Total interest-bearing liabilities	2,834,621	3,471	0.49%	2,807,565	4,975	0.70%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	984,129			715,403
Non-interest-bearing liabilities	33,669			35,132
Stockholders’ equity	422,879			483,088
Total liabilities and stockholders’ equity	$4,275,298			$4,041,188
Net interest income		$38,975			$32,107
Interest rate spread			3.71%			3.31%
Net interest margin(2)			3.86%			3.47%
Total cost of deposits, including non-interest bearing deposits	$3,686,169	$1,881	0.20%	$3,145,810	$3,064	0.39%
Average interest-earning assets to interest-bearing liabilities			141.31%			131.04%

(1)	Average loan balances include nonaccrual loans.

(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended September 30, 2021 and 2020.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2021 and 2020

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(2,608)	$7,854	$5,246
Commercial real estate	378	(1,192)	(814)
Real estate construction	658	(227)	431
Residential real estate	846	(506)	340
Agricultural real estate	39	62	101
Agricultural	104	62	166
Consumer	235	(402)	(167)
Total loans	(348)	5,651	5,303
Taxable securities	1,242	(798)	444
Nontaxable securities	(177)	(91)	(268)
Federal funds sold and other	186	(301)	(115)
Total interest-earning assets	903	4,461	5,364
Interest-bearing liabilities:
Savings, NOW and money market	139	(152)	(13)
Certificates of deposit	(85)	(1,085)	(1,170)
Total interest-bearing deposits	54	(1,237)	(1,183)
FHLB term and line of credit advances	(808)	347	(461)
Subordinated debt	142	(1)	141
Other borrowings	(4)	3	(1)
Total interest-bearing liabilities	(616)	(888)	(1,504)
Net Interest Income	$1,519	$5,349	$6,868

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

The yield on loans increased by 78 basis points to 5.43% for the quarter ended September 30, 2021, when compared to the quarter ended September 30, 2020.  This increase was primarily driven by the forgiveness of SBA PPP loans during the quarter, which led to an increase of $5.5 million in loan fee income.  This positive factor was partially offset by a $10.5 million reduction in average loan volume.

The reduction in expense on interest-bearing deposits was primarily due to a decrease of 22 basis points in cost on these deposits from 0.50% for the three months ended September 30, 2020, to 0.28% for the three months ended September 30, 2021.  Average borrowings from the FHLB decreased by $247.0 million from an average balance of $248.4 million for the three months ended September 30, 2020, to an average balance of $1.4 million for the three months ended September 30, 2021, due to the extinguishment of outstanding FHLB fixed term advances in early July 2021.  Costs associated with interest-bearing liabilities decreased 21 basis points in the quarter as compared to the quarter ended September 30, 2020.  The reduction is reflective of the Company’s continued efforts to attract and retain strong, low-cost deposit relationships, excess liquidity in the economy leading to higher carrying balances and less demand for loan volume and the Company’s prudent efforts to decrease leverage while managing our balance sheet position.  The positive factors were partially offset by the cost of the Company’s subordinated debt issuance which solidified capital and positioned the Company to be able to take advantage of potential growth opportunities coming out of the COVID economic cycle.

When compared to the quarter ended September 30, 2020, net interest margin increased 39 basis points during the quarter ended September 30, 2021, mainly due to the above mentioned $5.5 million increase in loan fees

Nine months ended September 30, 2021, compared with nine months ended September 30, 2020:  The following table shows the average balance of each principal category of assets, liabilities and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine months ended September 30, 2021 and 2020.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2021			2020
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$752,795	$34,609	6.15%	$757,773	$26,789	4.72%
Commercial real estate	990,803	34,943	4.72%	942,478	36,533	5.18%
Real estate construction	264,344	7,195	3.64%	245,167	8,644	4.71%
Residential real estate	457,761	14,167	4.14%	464,340	14,528	4.18%
Agricultural real estate	135,795	5,203	5.12%	133,302	5,574	5.59%
Agricultural	93,680	3,432	4.90%	86,873	3,752	5.77%
Consumer	84,285	2,843	4.51%	67,255	3,461	6.87%
Total loans	2,779,463	102,392	4.93%	2,697,188	99,281	4.92%
Taxable securities	898,461	11,242	1.67%	737,009	12,113	2.20%
Nontaxable securities	100,495	2,096	2.79%	125,352	2,769	2.95%
Federal funds sold and other	175,761	846	0.64%	102,202	1,409	1.84%
Total interest-earning assets	3,954,180	116,576	3.94%	3,661,751	115,572	4.22%
Non-interest-earning assets:
Other real estate owned, net	10,659			7,054
Premises and equipment, net	90,483			85,862
Bank-owned life insurance	97,445			75,755
Goodwill, core deposit and other intangibles, net	47,341			155,774
Other non-interest-earning assets	17,204			43,422
Total assets	$4,217,312			$4,029,618
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,007,582	1,608	0.21%	$764,477	2,618	0.46%
Savings and money market	1,069,061	1,120	0.14%	990,282	2,305	0.31%
Savings, NOW and money market	2,076,643	2,728	0.18%	1,754,759	4,923	0.37%
Certificates of deposit	606,151	3,588	0.79%	728,083	8,904	1.63%
Total interest-bearing deposits	2,682,794	6,316	0.31%	2,482,842	13,827	0.74%
FHLB term and line of credit advances	16,325	155	1.27%	271,548	2,198	1.08%
Federal Reserve Bank discount window	4	—	0.25%	3,288	6	0.24%
Bank stock loan	—	—	0.00%	16,111	415	3.44%
Subordinated debt	87,839	4,669	7.11%	36,712	1,953	7.11%
Other borrowings	43,673	72	0.22%	44,754	80	0.24%
Total interest-bearing liabilities	2,830,635	11,212	0.53%	2,855,255	18,479	0.86%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	947,185			658,714
Non-interest-bearing liabilities	31,874			32,562
Stockholders’ equity	407,618			483,087
Total liabilities and stockholders’ equity	$4,217,312			$4,029,618
Net interest income		$105,364			$97,093
Interest rate spread			3.41%			3.36%
Net interest margin(2)			3.56%			3.54%
Total cost of deposits, including non-interest bearing deposits	$3,629,979	$6,316	0.23%	$3,141,556	$13,827	0.59%

Average interest-earning assets to interest-bearing liabilities	139.69%	128.25%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the nine-month periods ended September 30, 2021 and 2020.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2021 and 2020

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(177)	$7,997	$7,820
Commercial real estate	1,812	(3,402)	(1,590)
Real estate construction	637	(2,086)	(1,449)
Residential real estate	(205)	(156)	(361)
Agricultural real estate	103	(474)	(371)
Agricultural	279	(599)	(320)
Consumer	748	(1,366)	(618)
Total loans	3,197	(86)	3,111
Taxable securities	2,350	(3,221)	(871)
Nontaxable securities	(526)	(147)	(673)
Federal funds sold and other	668	(1,231)	(563)
Total interest-earning assets	5,689	(4,685)	1,004
Interest-bearing liabilities:
Savings, NOW and money market	838	(3,033)	(2,195)
Certificates of deposit	(1,303)	(4,013)	(5,316)
Total interest-bearing deposits	(465)	(7,046)	(7,511)
FHLB term and line of credit advances	(2,365)	322	(2,043)
Federal Reserve Bank discount window	(6)	—	(6)
Bank stock loan	(415)	—	(415)
Subordinated debt	2,718	(2)	2,716
Other borrowings	(2)	(6)	(8)
Total interest-bearing liabilities	(535)	(6,732)	(7,267)
Net Interest Income	$6,224	$2,047	$8,271

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

The increase in loan interest income, including loan fees, was driven by an increase of $12.2 million in loan fees during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily due to the forgiveness of SBA PPP loans.  In addition, average loan volume increased $82.3 million during the first nine months of 2021, as compared to the first nine months of 2020.  Overall average balances on interest-earning assets were slightly higher but were partially offset by a reduction in average rates during the nine months period ended September 30, 2021, as compared to the same nine-month period in 2020.

The reduction in expense on interest-bearing deposits was due to a decrease of 43 basis points in cost on these deposits from 0.74% for the nine months ended September 30, 2020, to 0.31% for the nine months ended September 30, 2021.  Average borrowings from the FHLB decreased by $255.2 million from an average balance of $271.5 million for the nine months ended September 30, 2020, to an average balance of $16.3 million for the nine months ended September 30, 2021.  During July 2021, the Company paid off outstanding FHLB fixed term advances.  The bank stock loan did not carry an outstanding balance during the first nine months of 2021 and therefore there was no interest expense on our bank stock loan for the nine months ended September 30, 2021, as compared to $415 thousand for the same time period in 2020.  Total cost of interest-bearing liabilities decreased 33 basis points for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.  The reduction is reflective of the Company’s continued efforts to attract and retain strong, low-cost deposit relationships, excess liquidity in the economy leading to higher carrying balances and less demand for loan volume and the Company’s prudent efforts to decrease leverage while managing our balance sheet position.

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

Three months ended September 30, 2021, compared with three months ended September 30, 2020:  The provision for credit losses for the three months ended September 30, 2021, was $1.1 million compared with a provision for loan losses of $815 thousand for the three months ended September 30, 2020.    Net charge-offs for the three months ended September 30, 2021, were $129 thousand compared to net charge-offs of $806 thousand for the three months ended September 30, 2020.  For the three months ended September 30, 2021, gross charge-offs were $356 thousand offset by gross recoveries of $227 thousand. In comparison, gross charge-offs were $875 thousand for the three months ended September 30, 2020, offset by gross recoveries of $69 thousand.

Nine months ended September 30, 2021, compared with nine months ended September 30, 2020:  The reversal of provision for credit losses for the nine months ended September 30, 2021, was $6.4 million compared with a provision for loan losses of $23.3 million for the nine months ended September 30, 2020.    Subsequent to the January 1, 2021, adoption of CECL, the reversal of provision for credit losses in the first nine months of 2021 is attributed primarily to improved economic inputs into the CECL model, a decrease in specific reserves on loans individually assessed for impairment and, to a lesser extent, an improvement in historical loss experience and its associated impact on the allowance for credit losses.  Net charge-offs for the nine months ended September 30, 2021, were $761 thousand compared to net charge-offs of $1.4 million for the nine months ended September 30, 2020.  Following CECL adoption, PCD assets are now shown gross of credit-related discount and associated charge-offs are reflected in periodic results irrespective of purchase discounts.  During the nine-month period, we recognized $490 thousand in charge-offs on these assets.  Excluding this charge-off for comparative purposes, net charge-offs for the period would have been $271 thousand.  For the nine months ended September 30, 2021, gross charge-offs were $1.4 million offset by gross recoveries of $599 thousand.  In comparison, gross charge-offs were $1.8 million for the nine months ended September 30, 2020, offset by gross recoveries of $427 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income and increases in the value of bank-owned life insurance.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

Three months ended September 30, 2021, compared with three months ended September 30, 2020:  The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2021 and 2020.

Non-Interest Income

For the Three Months Ended September 30,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Service charges and fees	$2,360	$1,706	$654	38.3%
Debit card income	2,574	2,491	83	3.3%
Mortgage banking	801	877	(76)	(8.7)%
Increase in value of bank-owned life insurance	1,169	489	680	139.1%
Other
Investment referral income	189	163	26	16.0%
Trust income	340	128	212	165.6%
Insurance sales commissions	217	42	175	416.7%
Recovery on zero-basis purchased loans	9	10	(1)	(10.0)%
Income (loss) from equity method investments	(56)	3	(59)	(1966.7)%
Other non-interest income	(153)	576	(729)	(126.6)%
Total other	546	922	(376)	(40.8)%
Subtotal	7,450	6,485	965	14.9%
Net gain (loss) from securities transactions	381	—	381	100.0%
Total non-interest income	$7,831	$6,485	$1,346	20.8%

Other non-interest income decreased $729 thousand during the three months ended September 30, 2021, as compared to the same time period in 2020, primarily from a $771 thousand valuation adjustment related to Almena.  When comparing the three months ended September 30, 2021, to the same three month period in 2020, the balance of the increase in non-interest income came principally from increases of $680 thousand in increase in value of bank-owned life insurance, $654 thousand in service charges and fees, $212 thousand in trust income and $175 thousand in insurance sales commissions.  During the quarter, management’s continued focus on relationship development and provision of value to our customer base, resulted in a comparative increase in service charges and fees, debit card income and trust income through increasing product adoption and utilization. Additionally, as the real estate market continues to carry high demand, mortgage banking revenue has remained relatively constant.

Nine months ended September 30, 2021, compared with nine months ended September 30, 2020:  The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2021 and 2020.

Non-Interest Income

For the Nine Months Ended September 30,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Service charges and fees	$6,125	$5,097	$1,028	20.2%
Debit card income	7,603	6,735	868	12.9%
Mortgage banking	2,584	2,298	286	12.4%
Increase in value of bank-owned life insurance	2,446	1,452	994	68.5%
Other
Investment referral income	506	461	45	9.8%
Trust income	836	283	553	195.4%
Insurance sales commissions	323	71	252	354.9%
Recovery on zero-basis purchased loans	62	116	(54)	(46.6)%
Income from equity method investments	(167)	3	(170)	(5666.7)%
Other non-interest income	2,342	995	1,347	135.4%
Total other	3,902	1,929	1,973	102.3%
Subtotal	22,660	17,511	5,149	29.4%
Net gain (loss) on acquisition	585	—	585	100.0%
Net gain (loss) from securities transactions	398	12	386	3216.7%
Total non-interest income	$23,643	$17,523	$6,120	34.9%

Other non-interest income increased $1.3 million during the nine months ended September 30, 2021, as compared to the same time period in 2020, primarily from derivative mark-to-market valuation changes and increases of $449 thousand in loan servicing fees and $317 thousand in credit card fees.  Other changes contributing to the increase in non-interest income when comparing the first nine months of 2021 to the same time period in 2020, are increases of $1.0 million in service charges and fees, $994 thousand increase in the value of bank-owned life insurance, $868 thousand in debit card income, $585 thousand from the net gain on acquisition, $553 thousand in trust income, $386 thousand in gain from securities transactions, $286 thousand in mortgage banking and $252 thousand in insurance sales commissions.

Non-Interest Expense

Three months ended September 30, 2021, compared with three months ended September 30, 2020:  For the three months ended September 30, 2021, non-interest expense totaled $30.7 million, a decrease of $100.1 million, when compared to the three months ended September 30, 2020.  Changes in the various components of non-interest expense for the three months ended September 30, 2021 and 2020, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended September 30,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Salaries and employee benefits	$13,588	$13,877	$(289)	(2.1)%
Net occupancy and equipment	2,475	2,224	251	11.3%
Data processing	3,257	2,817	440	15.6%
Professional fees	1,076	877	199	22.7%
Advertising and business development	760	598	162	27.1%
Telecommunications	439	486	(47)	(9.7)%
FDIC insurance	465	360	105	29.2%
Courier and postage	344	366	(22)	(6.0)%
Free nationwide ATM cost	519	439	80	18.2%
Amortization of core deposit intangible	1,030	1,030	-	—%
Loan expense	207	107	100	93.5%
Other real estate owned	(342)	133	(475)	(357.1)%
Other	2,484	2,690	(206)	(7.7)%
Subtotal	26,302	26,004	298	1.1%
Loss on debt extinguishment	372	—	372	100.0%
Merger expenses	4,015	—	4,015	100.0%
Goodwill impairment	—	104,831	(104,831)	(100.0)%
Total non-interest expense	$30,689	$130,835	$(100,146)	(76.5)%

Data processing:  Data processing costs increased $440 thousand for the period ended September 30, 2021, as compared to the same time period in 2020.  The increase was primarily related to increases in expense related to higher debit card transactions and software licensing expense.

Other real estate owned:  Other real estate owned includes operating expenses, provision for unrealized losses, initial valuation gains on acquisition, gains or losses on sales and other operating income.  For the three months ended September 30, 2021, there was $390 thousand of net gains on sales, $126 thousand initial valuation gains on acquisition and $116 thousand from other operating income, partially offset by $262 thousand in operating expenses and $28 thousand in provision for unrealized losses.  For the three months ended September 30, 2020, there was $321 thousand in operating expenses and $58 thousand provision for unrealized losses, partially offset by $187 thousand of other operating income and $59 thousand of net gains on sales.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  Overall, in the other expense category, there was a net $206 thousand variance, or 7.7%, between quarters ending September 30, 2021 and 2020.  Included in other non-interest expense for the three months ended September 30, 2021, is $322 thousand provision for loss on unfunded commitments.

Nine months ended September 30, 2021, compared with nine months ended September 30, 2020:  For the nine months ended September 30, 2021, non-interest expense totaled $81.4 million, a decrease of $99.2 million, when compared to the nine months ended September 30, 2020.  Changes in the various components of non-interest expense for the nine months ended September 30, 2021 and 2020 are discussed in more detail in the following table.

Non-Interest Expense

For the Nine Months Ended September 30,

			2021 vs. 2020
(Dollars in thousands)	2021	2020	Change	%
Salaries and employee benefits	$39,079	$40,076	$(997)	(2.5)%
Net occupancy and equipment	7,170	6,578	592	9.0%
Data processing	9,394	8,243	1,151	14.0%
Professional fees	3,148	3,187	(39)	(1.2)%
Advertising and business development	2,241	1,697	544	32.1%
Telecommunications	1,531	1,363	168	12.3%
FDIC insurance	1,305	1,291	14	1.1%
Courier and postage	1,040	1,103	(63)	(5.7)%
Free nationwide ATM cost	1,504	1,186	318	26.8%
Amortization of core deposit intangibles	3,094	2,806	288	10.3%
Loan expense	626	628	(2)	(0.3)%
Other real estate owned	(805)	710	(1,515)	(213.4)%
Other	7,050	6,831	219	3.2%
Sub-Total	76,377	75,699	678	0.9%
Loss on debt extinguishment	372	—	372	100.0%
Merger expenses	4,627	—	4,627	100.0%
Goodwill impairment	—	104,831	(104,831)	(100.0)%
Total non-interest expense	$81,376	$180,530	$(99,154)	(54.9)%

Data processing:  Data processing costs increased $1.2 million for the period ended September 30, 2021, as compared to the same time period in 2020.  The increase was primarily related to increases in expense related to higher debit card transactions and software licensing expense.

Other real estate owned:  Other real estate owned includes operating expenses, provision for unrealized losses, initial valuation gains on acquisition, gains or losses on sales and other operating income.  For the nine months ended September 30, 2021, there was $788 thousand of net gains on sales, $505 thousand of initial valuation gains on acquisition and a net $343 thousand from other operating income, partially offset by $801 thousand in operating expenses and $30 thousand of provision for unrealized losses.  For the nine months ended September 30, 2020, there was $959 thousand provision for unrealized losses and $792 thousand in operating expenses, partially offset by $840 thousand of net gains on sales and $201 thousand of other operating income.

Other:  Other non-interest expense consists of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  Overall, in the other expense, category there was a net $219 thousand variance, or 3.2%, between the nine-month periods ending September 30, 2021 and 2020, with the largest variance being a $485 thousand provision for loss on unfunded commitments.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of performance and is not defined under GAAP.  For a reconciliation of non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.  Our efficiency ratio is computed by dividing non-interest expense, excluding loss on debt extinguishment, merger expenses and goodwill impairment, by the sum of net interest income and non-interest income, excluding net gain on acquisition and net gain or loss from securities transactions.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

The efficiency ratio was 56.7% for the three months ended September 30, 2021, compared with 67.4% for the three months ended September 30, 2020.  The decrease was primarily due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense.

The efficiency ratio was 59.7% for the nine months ended September 30, 2021, compared with 66.1% for the nine months ended September 30, 2020.  The decrease was primarily due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense.

Income Taxes

In general, the Company records income tax expense each quarter based on its estimate as to the full year’s effective tax rate which includes, in addition to statutory rates, estimated amounts for tax-exempt interest income, non-taxable life insurance income, non-deductible executive compensation, valuation allowance on deferred assets, other non-deductible expense, and federal & state income tax credits anticipated to be available in proportion to anticipated annual income before income taxes.  Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises.  Events or items that may give rise to discrete recognition include excess tax benefits or shortfalls with respect to share-based compensation, changes in tax law, non-deductible merger expense, and benefits related to tax credits secured within the quarter.

Three months ended September 30, 2021, compared with three months ended September 30, 2020:  The effective income tax rate for the quarter ended September 30, 2021 was 21.8% as compared to 2.9% for the quarter ended September 30, 2020.  The increase in the current year rate compared to the prior year was driven primarily by the impairment of goodwill for the period ending September 30, 2020 which was reflected on a discrete basis.

Nine months ended September 30, 2021, compared with nine months ended September 30, 2020:  The effective income tax rate for the 9-month period ended September 30, 2021 was 22.2% as compared to 1.9% for the nine-month period ended September 30, 2020.  Income tax expense for the nine-month period ended September 30, 2021, includes $678 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options.  The income tax benefit recorded for the nine months ended September 30, 2020 reflects income tax expense provided at an estimated annual effective tax rate of 22.5% on income before taxes and total goodwill impairment net of a deferred income tax benefit of $5.3 million associated with the portion of the goodwill impairment which will continue to be amortized for tax purposes.  Additional tax expense associated with the settlement of restricted stock units and the exercise of stock options recorded in the nine months ended September 2020 was $70 thousand.

Financial Condition

Total assets increased $249.9 million from December 31, 2020, to $4.26 billion at September 30, 2021.  This variance was primarily due to increases of $285.6 million in total securities, $75.2 million in loans, net of allowance for credit losses and $26.4 million in bank-owned life insurance, partially offset by a decrease of $138.4 million in cash and cash equivalents.  Total liabilities increased $239.8 million to $3.85 billion at September 30, 2021.  The change in total liabilities came primarily from an increase in total deposits of $215.2 million.  Total stockholders’ equity increased $10.1 million from $407.6 million at December 31, 2020, to $417.7 million at September 30, 2021.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	September 30, 2021		December 31, 2020
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$569,513	21.2%	$734,495	28.3%	$(164,982)	(22.5)%
Real estate loans:
Commercial real estate	1,047,039	39.0%	986,288	38.1%	60,751	6.2%
Real estate construction	261,668	9.7%	202,408	7.8%	59,260	29.3%
Residential real estate	490,633	18.3%	381,958	14.7%	108,675	28.5%
Agricultural real estate	138,793	5.2%	133,693	5.2%	5,100	3.8%
Total real estate loans	1,938,133	72.2%	1,704,347	65.8%	233,786	13.7%
Agricultural	93,767	3.5%	94,322	3.6%	(555)	(0.6)%
Consumer	84,498	3.1%	58,532	2.3%	25,966	44.4%
Total loans held for investment	$2,685,911	100.0%	$2,591,696	100.0%	$94,215	3.6%
Total loans held for sale	$4,108	100.0%	$12,394	100.0%	$(8,286)	(66.9)%
Total loans held for investment (net of allowances)	$2,633,148	100.0%	$2,557,987	100.0%	$75,161	2.9%

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

At September 30, 2021, gross total loans, including loans held for sale, were 73.4% of deposits and 63.1% of total assets.  At December 31, 2020, gross total loans, including loans held for sale, were 75.5% of deposits and 64.9% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2021, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2021
	One year or less	After one year through five years	After five years	Total
	(Dollars in thousands)
Commercial and industrial	$150,121	$329,072	$90,320	$569,513
Real Estate:
Commercial real estate	134,809	624,920	287,310	1,047,039
Real estate construction	60,870	134,441	66,357	261,668
Residential real estate	4,215	9,429	476,989	490,633
Agricultural real estate	52,548	62,492	23,753	138,793
Total real estate	252,442	831,282	854,409	1,938,133
Agricultural	58,875	26,633	8,259	93,767
Consumer	38,591	35,460	10,447	84,498
Total	$500,029	$1,222,447	$963,435	$2,685,911
Loans with a predetermined fixed interest rate	$256,619	$802,935	$399,130	$1,458,684
Loans with an adjustable/floating interest rate	243,410	419,512	564,305	1,227,227
Total	$500,029	$1,222,447	$963,435	$2,685,911

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2021	December 31, 2020
	(Dollars in thousands)
Nonaccrual loans	$64,982	$43,689
Accruing loans 90 or more days past due	45	143
Restructured loans-accruing	—	—
OREO acquired through foreclosure, net	9,232	10,698
Other repossessed assets	10	67
Total nonperforming assets	$74,269	$54,597
Ratios:
Nonperforming assets to total assets	1.74%	1.36%
Nonperforming assets to total loans plus OREO	2.76%	2.10%

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

The nonperforming loans at September 30, 2021, consisted of 187 separate credits and 126 separate borrowers.  We had 12 non-performing loan relationships, totaling $54.2 million, with an outstanding balance in excess of $1.0 million as of September 30, 2021.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At September 30, 2021, the Company had $31.2 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $52.3 million at December 31, 2020.

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

Analysis of allowance for credit losses:  At September 30, 2021, the allowance for credit losses totaled $52.8 million, or 1.96% of total loans.  At December 31, 2020, the allowance for loan losses totaled $33.7 million, or 1.30% of total loans.

The allowance for credit losses on loans measured on a collective basis totaled $29.7 million, or 1.14% of the $2.61 billion in loans measured on a collective basis at September 30, 2021, compared to an allowance for credit losses of $23.2 million, or 0.92% of the $2.54 billion in loans measured on a collective basis at December 31, 2020.  Exclusive of PPP loan balances, the reserve percentage increased to 1.18% as of September 30, 2021, compared to 1.02% as of December 31, 2020.  The increase in the allowance for credit losses and of loans measured on a collective basis principally reflect the adoption of CECL.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses

	As of and for the Three Months Ended September 30,		As of and for the Nine Months Ended September 30,
	2021	2020	2021	2020
	(Dollars in thousands)		(Dollars in thousands)
Average loans outstanding	$2,748,202	$2,758,680	$2,779,463	$2,697,188
Gross loans outstanding at end of period(1)	$2,685,911	$2,725,713	$2,685,911	$2,725,713
Allowance for credit losses at beginning of the period	$51,834	$34,078	$33,709	$12,232
ASC 326 implementation:
Commercial and industrial	—	—	3,949	—
Real estate:
Commercial real estate	—	—	8,617	—
Real estate construction	—	—	1,566	—
Residential real estate	—	—	9,090	—
Agricultural real estate	—	—	1,127	—
Agricultural	—	—	4,698	—
Consumer	—	—	(2,877)	—
Total ASC 326 implementation	—	—	26,170	—
Provision (reversal) for credit losses	1,058	815	(6,355)	23,255
Charge-offs:
Commercial and industrial	(37)	(3)	(98)	(259)
Real estate:
Commercial real estate	(116)	(119)	(169)	(174)
Real estate construction	—	(193)	—	(193)
Residential real estate	—	(150)	(12)	(312)
Agricultural real estate	(3)	(167)	(505)	(191)
Agricultural	—	—	(1)	(1)
Consumer	(200)	(243)	(575)	(697)
Total charge-offs	(356)	(875)	(1,360)	(1,827)
Recoveries:
Commercial and industrial	1	3	71	16
Real estate:
Commercial real estate	96	2	223	7
Real estate construction	—	—	—	194
Residential real estate	4	22	9	26
Agricultural real estate	15	5	33	5
Agricultural	—	5	4	6
Consumer	111	32	259	173
Total recoveries	227	69	599	427
Net recoveries (charge-offs)	(129)	(806)	(761)	(1,400)
Allowance for credit losses at end of the period	$52,763	$34,087	$52,763	$34,087
Ratio of allowance to period-end loans	1.96%	1.25%	1.96%	1.25%
Annualized ratio of net charge-offs (recoveries) to average loans	0.02%	0.12%	0.04%	0.07%

(1)Excluding loans held for sale.

The following table shows the allocation of the allowance for credit losses among our loan categories and certain other information as of the dates indicated.  The total allowance is available to absorb losses from any loan category.

Analysis of the Allowance for Credit Losses

	September 30, 2021		December 31, 2020
	Amount	% of Total Allowance	Amount	% of Total Allowance
	(Dollars in thousands)
Balance of allowance for credit losses applicable to:
Commercial and industrial	$24,127	45.7%	$12,456	37.0%
Real estate:
Commercial real estate	11,024	20.9%	8,776	26.0%
Real estate construction	1,458	2.8%	236	0.7%
Residential real estate	8,339	15.8%	4,559	13.5%
Agricultural real estate	1,004	1.9%	904	2.7%
Agricultural	4,329	8.2%	758	2.2%
Consumer	2,482	4.7%	6,020	17.9%
Total allowance for credit losses	$52,763	100.0%	$33,709	100.0%

Management believes that the allowance for credit losses at September 30, 2021, was adequate to cover current expected credit losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2021.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At September 30, 2021, the carrying amount of investment securities totaled $1.16 billion, an increase of $285.6 million compared with December 31, 2020.  At September 30, 2021, securities represented 27.1% of total assets compared with 21.7% at December 31, 2020.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	September 30, 2021		December 31, 2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$100,259	$99,740	$996	$1,023
U.S. Treasury securities	87,416	86,806	4,024	4,025
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	639,254	649,025	630,485	651,425
Private label residential mortgage-backed securities	148,631	147,948	44,302	44,178
Corporate	52,535	54,071	52,503	53,650
Small Business Administration loan pools	10,485	10,465	1,226	1,270
State and political subdivisions	106,185	109,368	111,865	116,256
Total available-for-sale securities	$1,144,765	$1,157,423	$845,401	$871,827

At September 30, 2021, and December 31, 2020, we did not own any securities classified as held-to-maturity.

At September 30, 2021, and December 31, 2020, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2021, and December 31, 2020.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value.

	September 30, 2021
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$1,006	2.78%	$29,939	0.50%	$68,794	1.31%	$—	—%	$99,739	1.08%
U.S. Treasury securities	—	—%	—	—%	86,806	1.07%	—	—%	86,806	1.07%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	53,474	1.55%	179,926	1.62%	415,626	1.91%	649,026	1.80%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	147,949	1.24%	147,949	1.24%
Corporate	—	—%	—	—%	54,070	4.18%	—	—%	54,070	4.18%
Small Business Administration loan pools	—	—%	—	—%	9,956	0.90%	509	2.15%	10,465	0.96%
State and political subdivisions(1)	5,387	2.67%	24,670	2.51%	33,892	2.60%	45,419	2.92%	109,368	2.71%
Total available-for-sale securities	6,393	2.69%	108,083	1.48%	433,444	1.84%	609,503	1.82%	1,157,423	1.80%
Total debt securities	$6,393	2.69%	$108,083	1.48%	$433,444	1.84%	$609,503	1.82%	$1,157,423	1.80%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2020
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$1,023	2.78%	$—	—%	$—	—%	$1,023	2.78%
U.S. Treasury securities	4,025	0.14%	—	—%	—	—%	—	—%	4,025	0.14%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	5	5.77%	2,093	3.26%	101,352	2.12%	547,975	2.10%	651,425	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	44,178	0.23%	44,178	0.23%
Corporate	5,050	2.17%	—	—%	48,600	4.25%	—	—%	53,650	4.05%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,270	2.38%	1,270	2.38%
State and political subdivisions(1)	3,765	2.41%	26,679	2.45%	24,212	2.93%	61,600	3.17%	116,256	2.93%
Total available-for-sale securities	12,845	1.61%	29,795	2.52%	174,164	2.83%	655,023	2.07%	871,827	2.23%
Total debt securities	$12,845	1.61%	$29,795	2.52%	$174,164	2.83%	$655,023	2.07%	$871,827	2.23%

(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At September 30, 2021, and December 31, 2020, 64.0% and 84.1% of the government-sponsored residential mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.1 years and 2.5 years and a modified duration of 3.8 years and 2.5 years.  At September 30, 2021, and December 31, 2020, 100.0% and 100.0% of the private label residential mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 3.0 years and 2.2 years and a modified duration of 2.8 years and 2.1 years.

Goodwill Impairment Assessment

At September 30, 2021, we performed an interim qualitative analysis and concluded there were not any indications that goodwill was impaired.

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

The following table shows our composition of deposits at September 30, 2021, and December 31, 2020.

Composition of Deposits

	September 30, 2021		December 31, 2020
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$984,436	26.9%	$791,639	22.9%
Interest-bearing demand	992,773	27.1%	1,016,424	29.5%
Savings and money market	1,100,076	30.0%	1,012,673	29.4%
Time	585,492	16.0%	626,854	18.2%
Total deposits	$3,662,777	100.0%	$3,447,590	100.0%

Total deposits at September 30, 2021, were $3.66 billion, an increase of $215.2 million, or 6.2%, compared to total deposits of $3.45 billion at December 31, 2020.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type.

	September 30, 2021	December 31, 2020
Interest-bearing demand
Reciprocal	$263,301	$256,037
Total interest-bearing demand	263,301	256,037
Savings and money market
Reciprocal	49,830	23,733
Total savings and money market	49,830	23,733
Time
Reciprocal	3,982	14,859
Non-reciprocal brokered	10,000	—
Total time	13,982	14,859
Total reciprocal and brokered deposits	$327,113	$294,629

The following table provides information on the maturity distribution of time deposits of $100 thousand or more as of September 30, 2021, and December 31, 2020.

	September 30, 2021	December 31, 2020	Change	%
	(Dollars in thousands)
3 months or less	$97,048	$93,025	$4,023	4.3%
Over 3 through 6 months	86,258	70,737	15,521	21.9%
Over 6 through 12 months	141,100	120,006	21,094	17.6%
Over 12 months	47,657	100,877	(53,220)	(52.8)%
Total Time Deposits	$372,063	$384,645	$(12,582)	(3.3)%

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

During the nine-month periods ended September 30, 2021 and 2020, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB and the Federal Reserve discount window.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $2.78 billion for the nine months ended September 30, 2021, an increase of 3.1% over the December 31, 2020, average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 4.3 years and a modified duration of 4.0 years at September 30, 2021.

Cash and cash equivalents were $142.3 million at September 30, 2021, a decrease of $138.4 million from the $280.7 million cash and cash equivalents at December 31, 2020.  The decrease in cash and cash equivalents is driven primarily by $414.5 million net cash used in investing activities, partially offset by $196.5 provided by financing activities and $79.6 million provided by operating activities.  Cash and cash equivalents at January 1, 2021, plus liquidity provided by operating activities, pay downs, sales and maturities of investment securities and FHLB borrowings during the first nine months of 2021 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Our commitments associated with outstanding standby and performance letters of credit and commitments to extend credit expiring by period as of September 30, 2021, are summarized below.  Since commitments associated with letters of credit and commitments to extend credit may expire unused, the amounts shown do not necessarily reflect the actual future cash funding requirements.

Credit Extensions Commitments

As of September 30, 2021

	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
	(Dollars in thousands)
Standby and performance letters of credit	$11,704	$189	$261	$7	$12,161
Commitments to extend credit	308,198	86,400	104,208	93,216	592,022
Total	$319,902	$86,589	$104,469	$93,223	$604,183

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2021, and December 31, 2020, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of September 30, 2021, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	For the three months ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$417,749	$412,995	$397,815	$407,649	$402,172
Less: goodwill	31,601	31,601	31,601	31,601	31,601
Less: core deposit intangibles, net	12,963	13,993	15,023	16,057	17,101
Less: mortgage servicing asset, net	—	—	—	—	1
Less: naming rights, net	1,098	1,109	1,119	1,130	1,141
Tangible common equity	$372,087	$366,292	$350,072	$358,861	$352,328
Common shares issued at period end	14,365,785	14,360,172	14,383,913	14,540,556	14,853,487
Diluted common shares outstanding at period end	14,637,306	14,664,603	14,668,287	14,756,378	14,853,487
Book value per common share	$29.08	$28.76	$27.66	$28.04	$27.08
Tangible book value per common share	$25.90	$25.51	$24.34	$24.68	$23.72
Tangible book value per diluted common share	$25.42	$24.98	$23.87	$24.32	$23.57

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

	For the three months ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in thousands)
Total stockholders’ equity	$417,749	$412,995	$397,815	$407,649	$402,172
Less: goodwill	31,601	31,601	31,601	31,601	31,601
Less: core deposit intangibles, net	12,963	13,993	15,023	16,057	17,101
Less: mortgage servicing asset, net	—	—	—	—	1
Less: naming rights, net	1,098	1,109	1,119	1,130	1,141
Tangible common equity	$372,087	$366,292	$350,072	$358,861	$352,328
Total assets	$4,263,268	$4,268,216	$4,196,184	$4,013,356	$3,865,571
Less: goodwill	31,601	31,601	31,601	31,601	31,601
Less: core deposit intangibles, net	12,963	13,993	15,023	16,057	17,101
Less: mortgage servicing asset, net	—	—	—	—	1
Less: naming rights, net	1,098	1,109	1,119	1,130	1,141
Tangible assets	$4,217,606	$4,221,513	$4,148,441	$3,964,568	$3,815,727
Equity to assets	9.80%	9.68%	9.48%	10.16%	10.40%
Tangible common equity to tangible assets	8.82%	8.68%	8.44%	9.05%	9.23%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in thousands)
Total average stockholders’ equity	$422,879	$404,039	$395,638	$409,572	$483,088
Less: average intangible assets	46,335	47,334	48,376	54,547	154,049
Average tangible common equity	$376,544	$356,705	$347,262	$355,025	$329,039
Net income (loss) allocable to common stockholders	$11,773	$15,166	$15,075	$12,488	$(90,405)
Goodwill impairment	—	—	—	—	104,831
Amortization of intangible assets	1,040	1,041	1,045	1,055	1,043
Less: tax effect	218	219	219	222	5,539
Adjusted net income allocable to common stockholders	$12,595	$15,988	$15,901	$13,321	$9,930
Return on total average stockholders’ equity (ROAE) annualized	11.05%	15.06%	15.45%	12.13%	(74.45)%
Return on average tangible common equity (ROATCE) annualized	13.27%	17.98%	18.57%	14.93%	12.01%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	September 30, 2021	June 30, 2021	March 31, 2021	December 31, 2020	September 30, 2020
	(Dollars in thousands)
Non-interest expense	$30,689	$25,806	$24,881	$28,460	$130,835
Less: goodwill impairment	—	—	—	—	104,831
Less: loss on debt extinguishment	372	—	—	—	—
Less: merger expense	4,015	460	152	299	—
Non-interest expense, excluding goodwill impairment, loss on debt extinguishment and merger expense	$26,302	$25,346	$24,729	$28,161	$26,004
Net interest income	$38,975	$34,630	$31,759	$35,559	$32,107
Non-interest income	$7,831	$9,100	$6,712	$8,500	$6,485
Less: net gain on acquisition	—	663	(78)	2,145	—
Less: net gain (loss) from securities transactions	381	—	17	(1)	—
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition	$7,450	$8,437	$6,773	$6,356	$6,485
Net interest income plus non-interest income, excluding net gain on acquisition and net gain (loss) from securities transactions	$46,425	$43,067	$38,532	$41,915	$38,592
Non-interest expense to net interest income plus non-interest income	65.57%	59.01%	64.67%	64.60%	339.02%
Efficiency Ratio	56.65%	58.85%	64.18%	67.19%	67.38%

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

The change in the impact of net interest income from the base case for September 30, 2021, and December 31, 2020, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up-interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage backed securities, assumed prepayment of existing fixed rate loans receivable, the downward pricing of variable rate loans receivable, the constraint of the shock on non-term deposits and the level of term deposit repricing.  Our mortgage backed security portfolio is primarily comprised of fixed rate investments and as rates decrease, the level of prepayments is assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for September 30, 2021, and December 31, 2020, is due to being in a liability sensitive position and the level of convexity in pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of assets decrease faster than the value of liabilities and as interest rates decrease, the value of assets increase at a faster rate than liabilities.  However, due to the level of convexity in fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits.  At September 30, 2021, non-interest-bearing deposits were approximately $192.8 million or 24.4% higher than that deposit type at December 31, 2020.  Substantially all investments and approximately 54.3% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2021	December 31, 2020
+300 basis points	(4.6)%	(1.2)%
+200 basis points	(2.3)%	0.4%
+100 basis points	(0.9)%	1.0%
0 basis points	—	—
-100 basis points	(5.1)%	(2.3)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2021	December 31, 2020
+300 basis points	(0.5)%	12.8%
+200 basis points	4.2%	14.4%
+100 basis points	3.3%	9.2%
0 basis points	—	—
-100 basis points	(16.9)%	(21.2)%

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

The following table presents shares that have been repurchased under the program during the third quarter of 2021.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2021 through July 31, 2021	8,439	$29.75	8,439	172,248
August 1, 2021 through August 31, 2021	14,000	$29.96	14,000	158,248
September 1, 2021 through September 30, 2021	34,800	$31.14	34,800	123,448
Total	57,239	$30.64	57,239	123,448

In September of 2021, the Company’s Board of Directors authorized the repurchase of up to an additional 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.  On October 20, 2021, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the authorization of this repurchase plan.

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None

Item 6: Exhibits

Exhibit No.	Description
10.1*†	Employment Agreement, dated November 1, 2021, between Equity Bank, Equity Bancshares, Inc. and Brad S. Elliott.
10.2*†	Employment Agreement, dated November 1, 2021, between Equity Bank, Equity Bancshares, Inc. and Gregory Kossover.
10.3*†	Employment Agreement dated November 1, 2021, between Equity Bank, Equity Bancshares, Inc. and Craig L. Anderson.
10.4*†	Employment Agreement dated November 1, 2021, between Equity Bank, Equity Bancshares, Inc. and Julie Huber.

10.5*†	Employment Agreement dated November 1, 2021, between Equity Bank, Equity Bancshares, Inc. and Brett A. Reber.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

*	Filed herewith.
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

Equity Bancshares, Inc.

November 8, 2021	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 8, 2021	By:	/s/ Eric R. Newell
Date		Eric R. Newell
Executive Vice President and Chief Financial Officer