Form 10-K
period 2021-12-31
EQUITY BANCSHARES INC
filed 2022-03-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-37624

EQUITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kansas	72-1532188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 East Kellogg Drive, Suite 300 Wichita, KS	67207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 316.612.6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, par value $0.01 per share	EQBK	The Nasdaq Stock Market LLC

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

As of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $412.1 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 28, 2022
Class A Common Stock, par value $0.01 per share	16,660,372
Class B Non-Voting Common Stock, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2022 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•

the findings from our investigations into the cyber-attack we suffered in November 2021, including our understanding of the nature, source and duration of the attack, indicate that our products and internal systems are secure and the success of our related mitigation and remediation efforts; and

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

Part I

Item 1: Business

Our Company

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 69 branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2021.  As of December 31, 2021, we had, on a consolidated basis, total assets of $5.14 billion, total deposits of $4.42 billion, total loans (net of allowances) of $3.11 billion and total stockholders’ equity of $500.6 million.

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

•

October 2021 – Acquired American State Bancshares, Inc. (“ASBI”), which had a total of seventeen branches in Kansas.  The acquisition increased our deposits by $668.8 million, our loans by $441.9 million and our total assets by $777.6 million.

•

December 2021 – Purchased the assets and assumed the deposits of three Security Bank of Kansas City (“Security”) branch locations in St. Joseph, Missouri, from Valley View Financial Co. of Overland Park, Kansas.  The purchase increased our deposits by $75.1 million, our loans by $1.4 million and our total assets by $75.8 million.

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

As a result of these strategic and organic growth efforts, we have expanded our team of full-time equivalent employees from 19 to 702 and our network of branches from two to 69.  We believe that we are well positioned to continue to be a strategic consolidator of community banks while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

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

Equity Bank Locations (69)
Bank Offices, $50mm-$300mm (1000+)
Bank Offices, $300mm-$750mm (150+)
Bank Offices, $750mm+ (150+)
IOWA
NEBRASKA
KANSAS
MISSOURI
OKLAHOMA
ARKANSAS

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

•

Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets.  We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share.  We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City, Wichita and Tulsa, and stable community markets within Western Kansas, Western Missouri, Topeka, Northern Arkansas and Northern Oklahoma.  We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets.  The following table shows our total deposits and loans (net of allowances) in our community markets and our metropolitan markets as of December 31, 2021, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$1,441,634	33%	$1,953,142	62%
Community markets(3)	$2,978,369	67%	$1,202,485	38%

(1)Amounts in thousands.

(2)Represents 15 locations in the Wichita, Kansas City and Tulsa metropolitan statistical areas (“MSAs”).

(3)Represents 54 locations outside of the Wichita, Kansas City and Tulsa MSAs.

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

•

Focus on Commercial Banking.  We are primarily a commercial bank.  As measured by outstanding balances at December 31, 2021, commercial loans composed over 65.1% of our loan portfolio and within our commercial loan portfolio, 72.4% of such loans were commercial real estate loans and 27.6% were commercial and industrial loans.  We have developed strong commercial relationships in our markets across a diversified range of sectors including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate.  We have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards.  Our relationship-based approach seeks to grow lending relationships with our customers as they expand their businesses, including geographically and through cross-selling our various other banking products, such as our deposit and treasury management products.  We have a growing presence in attractive commercial banking markets, such as Wichita, Kansas City and Tulsa, which we believe present significant opportunities to continue to increase our business banking activities.

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

2021 Acquisitions

At close of business on October 1, 2021, we completed our acquisition of ASBI pursuant to the terms of the Agreement and Plan of Reorganization, dated July 19, 2021, by and between the Company, Greyhound Merger Sub, Inc., a wholly-owned subsidiary of the Company (“Greyhound Merger Sub”), and ASBI (the ASBI Merger Agreement”). At the effective time of the merger (the “ASBI Effective Time”), Greyhound Merger Sub merged with and into ASBI, with ASBI surviving the merger as a wholly-owned subsidiary of the Company. Following the ASBI Effective Time, ASBI merged with and into the Company, with the Company surviving the merger. Subsequently, American State Bank and Trust, ASBI’s wholly-owned banking subsidiary, merged into Equity Bank, with Equity Bank surviving the merger. Pursuant to the ASBI Merger Agreement, at the ASBI Effective Time the Company issued an aggregate of 2,485,983 shares of its Class A common stock and paid $8.4 million in cash to the stockholders of ASBI as consideration under the terms of the ASBI Merger Agreement.

On December 6, 2021, we completed our acquisition of three branch locations from Security Bank of Kansas City pursuant to a Branch Purchase and Assumption Agreement, dated July 19, 2021 (the Security Bank agreement), between Equity Bank and Security Bank of Kansas City. Pursuant to the Security Bank Agreement, Equity Bank assumed the deposits and certain other liabilities and acquired the loans and certain other assets associated with the three branch locations.

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

At December 31, 2021, we had total loans of $3.11 billion (net of allowances), representing 60.5% of our total assets.  For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk.  Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City, Tulsa and Wichita.  Our loan portfolio consists primarily of commercial real estate loans, which were $1.49 billion and constituted 47.1% of our total loans as of December 31, 2021, commercial and industrial loans, which were $567.5 million and constituted 18% of our total loans as of December 31, 2021, and residential real estate loans, which were $638.1 million and constituted 20.2% of our total loans as of December 31, 2021.  Our commercial real estate loans are generally secured by first liens on real property.  The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals.  The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas, Missouri and Oklahoma.  The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses.  Management believes the allowance for credit losses is adequate to cover incurred losses in our loan portfolio as of December 31, 2021.

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

Large Credit Relationships.  As of December 31, 2021, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $306.2 million, or 9.7% of total loans.  See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

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

Managing credit risk is a Company-wide process.  Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures.  Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers.  Our Chief Credit Officer provides Company-wide credit oversight and periodically reviews all credit risk portfolios to ensure that the risk identification processes are functioning properly and that our credit standards are followed.  In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans.  We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable credit losses incurred in the loan portfolio.

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

In addition, our loan policies provide guidelines for personal guarantees; an environmental review; loans to employees, executive officers and directors; problem loan identification; maintenance of an adequate allowance for credit losses and other matters relating to lending practices.

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

The Bank’s legal lending limit as of December 31, 2021, on loans to a single borrower was $136.6 million.  However, we typically maintain an in-house limit of $25.0 million for loans to a single borrower.  We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

We also make loans to finance the construction of residential and non-residential properties.  Construction loans generally are collateralized by first liens on real estate and have floating interest rates.  We conduct periodic inspections, either directly or through an agent, prior to approval of periodic draws on these loans.  Underwriting guidelines similar to those described above are also used in our construction lending activities.  Our construction loans have terms that typically range from six months to two years depending on factors such as the type and size of the development and the financial strength of the borrower/guarantor.  Loans are typically structured with an interest only construction period.  Loans are underwritten to either mature at the completion of construction, or transition to a traditional amortizing commercial real estate facility at the completion of construction, in line with other commercial real estate loans held at the bank.

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

1 – 4 Family Residential Mortgages.  We make residential real estate loans collateralized by owner-occupied properties located in our market areas.  We offer a variety of mortgage loan products with amortization periods up to 30 years including traditional 30-year fixed loans and various adjustable rate mortgages.  Typically, loans with a fixed interest rate of greater than 10 years are held for sale and sold on the secondary market and adjustable rate mortgages are held for investment.  Loans collateralized by one-to-four family residential real estate generally are originated in amounts of no more than 80% of appraised value.  Home equity loans and HELOCs are generally limited to a combined loan-to-value ratio of 80%, including the subordinate lien.  We retain a valid lien on real estate, obtain a title insurance policy that ensures that the property is free from encumbrances and require hazard insurance.

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

Our Markets

As of December 31, 2021, we conducted banking operations through our 69 bank locations in Arkansas, Kansas, Missouri and Oklahoma.  We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets.  In particular, we believe our markets provide us with access to low cost, stable core deposits in smaller community markets that we can use to fund commercial loan growth in metropolitan areas.

We believe our existing and target markets are among some of the most attractive in the Midwestern United States.  Our markets are home to thousands of manufacturing and trade jobs, and have experienced recent growth in the healthcare, consumer services and technology sectors.  We believe the central geographic footprint of our markets provides numerous industrial plants, facilities and manufacturing businesses with a central shipping location from which they can distribute their products.  Our markets also serve as the corporate headquarters for Koch Industries Inc., Hallmark Cards, Inc., H&R Block, Inc., American Century Investments, Garmin International, Inc., Cessna Aircraft Company, Seaboard Corporation, Cargill Meat Solutions, Spirit AeroSystems, Dairy Farmers of America, Quick Trip, ONEOK, and Williams Companies and host a major presence for companies across a variety of industries, including Bombardier Learjet, Collective Brands, Inc., FedEx, Flexsteel, Hills Pet Nutrition, Inc., Textron Aviation Services, Tyson Foods, Phillips 66, Rib Crib, Honeywell, T-Mobile, Oracle,and Bayer Corporation.  We understand the community banking needs of the businesses and individuals within our markets, and have focused on developing a commercial and personal banking platform to service such needs.

The markets in which we operate have generally experienced stable population growth over the past five years, with modest population growth expected over the next five years.  Wichita is the largest metropolitan statistical authority (“MSA”) located fully in Kansas and the No. 94 MSA in the U.S. with a population of over 650,000.  Kansas City, Missouri and Kansas is the No. 31 largest MSA in the U.S. with a population of 2.2 million, and Tulsa, Oklahoma, is No. 55 with a MSA population of over 1 million.

In addition, we believe our markets are stable and have weathered various economic cycles relatively well.  Household income in our states is expected to increase from 2022 through 2027 by 9.22%, while population growth grew by 4.12% from 2010 through 2021 and is expected to grow by 4.12% from 2022 through 2027.  In Kansas City, households are expected to grow from 2022 to 2027 by 1.38%, Tulsa by 2.44% and Wichita by 2.48%, according to Claritas data provided by S&P Global.

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

Due to our heavy reliance on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial reporting and other systems, we utilize a layered cyber security model designed to protect all systems and sensitive data.  This layered model is composed of a variety of different components from a range of security vendors.  The various components are centrally managed and monitored creating a multi-layered, interlocking, cybersecurity defense system.  We believe this defense system is dynamic and designed to adjust to protect against the latest cyber threats and attack vectors; however, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents.  We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

For a discussion of certain cyber security risk, please see “Item 1A – Risk Factors”.

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

As of December 31, 2021, the Company employed 702 full-time equivalent employees.  None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

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

Supervision and Regulation

Banking is a complex, highly regulated industry.  Consequently, our growth and earnings performance can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by and the regulations and policies of, various governmental regulatory authorities.  These authorities include, but are not limited to, the Federal Reserve, the FDIC, the Kansas Office of State Bank Commissioner (“OSBC”), the Consumer Financial Protection Bureau (“CFPB”), the Internal Revenue Service (“IRS”) and state taxing authorities.  The effect of these statutes, regulations and policies and any changes to any of them can be significant and cannot be predicted.

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

Rules on Regulatory Capital

Pursuant to the Basel III requirements (“Basel III rules”), require banks and bank holding companies to maintain a minimum common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 8% and a leverage ratio of 4%.  Under the Basel III rules, banks and bank holding companies must maintain a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and requirements.  Banks and bank holding companies are also required to maintain a “capital conservation buffer” in excess of the minimum risk-based capital ratios.  The buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress.  The minimum 2.5% buffer is composed solely of CET1 capital.  If an institution’s capital conservation buffer is less than or equal to 2.5%, then the institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers.

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

On February 14, 2019, the federal bank regulatory agencies issued a final rule that allowed banking organizations to phase in over a three-year period the day-one adverse effects of the Current Expected Credit Losses methodology (CECL).  Prior to the Company’s initial required adoption date of CECL, on March 31, 2020, as part of the efforts to address the economic disruption caused by the spread of COVID-19, federal bank regulatory agencies issued an interim final rule which allowed the option to delay for up to two years an estimate of CECL’s effect on regulatory capital followed by a three-year transitions period.  The Company implemented CECL on January 1, 2021, and has elected not to use the phase in methodology.

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

Pursuant to FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2021, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

As of December 31, 2021, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

While not an exhaustive list, the principal risks that we believe could adversely affect our business, financial condition or results of operations include:

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

•	we may be required to repurchase mortgage loans or indemnify buyers against losses in some circumstances, which could harm liquidity, results of operations and financial condition;
•	we are subject to extensive regulations in the conduct of our business, which imposes additional costs on us;
•	changes in laws, government regulation and monetary policy may have a material effect on our results of operations;
•	our banking subsidiary may be required to pay higher FDIC insurance premiums or special assessments;
•	we are subject to certain capital requirements by regulators;
•	we are subject to stringent capital requirements, which may adversely impact our return on equity or constrain us from paying dividends or repurchasing shares;
•	we may need to raise additional capital in the future and the capital may not be available when it is needed or may be dilutive to stockholders;
•	we are subject to the Bank Secrecy Act and other anti-money laundering statutes and regulations, and any deemed deficiency by us with respect to these laws could result in significant liability;
•	the laws that regulate our operations are designed for the protection of depositors and the public, not our stockholders;
•	as a bank holding company, the sources of funds available to us are limited;
•	the market price of our Class A common stock may be subject to substantial fluctuations which may make it difficult for you to sell your shares at the volumes, prices and times desired;
•	the obligations associated with being a public company requires significant resources and management attention;
•	there is no guarantee that we will declare or paid cash dividends on our common stock;
•	securities analysts may not initiate or continue coverage on our Class A common stock, which could adversely affect the market for our Class A common stock;
•	use of our common stock for future acquisitions or to raise capital may be dilutive to existing stockholders;
•	a future issuance of stock could dilute the value of our Class A common stock;
•	we have significant institutional investors whose interests may differ from yours;
•	our directors and executive officers beneficially own a significant portion of our Class A common stock and have substantial influence over us;
•	shares of our Class A common stock are not insured deposits and may lose value;
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

The market value of real estate, particularly real estate held for investment, can fluctuate significantly in a short period of time as a result of market conditions in the geographic area in which the real estate is located.  If the value of the real estate serving as collateral for our loan portfolio were to decline materially, a significant part of our loan portfolio could become under-collateralized.  If the loans that are collateralized by real estate become troubled during a time when market conditions are declining or have declined, then, in the event of foreclosure, we may not be able to realize the amount of collateral that we anticipated at the time of originating the loan.  This could have a material adverse effect on our provision for credit losses and our operating results and financial condition.

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

As a lender, we are exposed to the risk that our loan customers may not repay their loans according to the terms of these loans and the collateral securing the payment of these loans may be insufficient to fully compensate us for the outstanding balance of the loan plus the costs to dispose of the collateral.  We may experience significant credit losses, which could have a material adverse effect on our operating results and financial condition.  Management makes various assumptions and judgments about the collectability of our loan portfolio, including the diversification by industry of our commercial loan portfolio, the amount of nonperforming loans and related collateral, the volume, growth and composition of our loan portfolio, the effects on the loan portfolio of current economic indicators and their probable impact on borrowers and the evaluation of our loan portfolio through our internal loan review process and other relevant factors.

We maintain an allowance for credit losses, which is an allowance established through a provision for credit losses charged to expense that represents management’s best estimate of probable incurred losses in our loan portfolio.  Additional credit losses will likely occur in the future and may occur at a rate greater than we have experienced to date.  In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions.  If our assumptions, prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  In addition, as an acquirer of other banks, our allowance for credit losses may not be sufficient when coupled with purchase discounts on acquired portfolios.  Material additions to the allowance could materially decrease our net income.

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

As of December 31, 2021, our ten largest loan relationships totaled over $306.2 million in loan exposure, or 9.7% of the total loan portfolio.  The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses.  The allowance for credit losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital.  Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

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

The Company’s business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The COVID-19 outbreak, or other highly contagious or infectious disease, could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of our customers in the geographic areas in which we operate. The spread of the COVID-19 virus had an impact on our operations during 2020 and 2021, and the Company expects that the virus will continue to have an impact on the business, financial condition, and results of operations of the Company and its customers during 2022. The COVID-19 pandemic has caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Future effects, including additional actions taken by federal, state, and local governments to contain COVID-19 or treat its impact, are unknown. Any sustained disruption to our operations is likely to negatively impact the Company’s financial condition and results of operations. Notwithstanding our contingency plans and other safeguards against pandemics or another contagious disease, the spread of COVID-19 could also negatively impact the availability of Equity Bank staff who are necessary to conduct our business operations, as well as potentially impact the business and operations third party service providers who perform critical services for us. If the response to contain COVID-19, or another highly infectious or contagious disease, is unsuccessful, the Company could experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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

If we continue to grow, we will face risks arising from our increased size.  If we do not manage such growth effectively, we may be unable to realize the benefit from the investments in technology, infrastructure and personnel that we have made to support our expansion.  In addition, we may incur higher costs and realize less revenue growth than we expect, which would reduce our earnings and diminish our future prospects and we may not be able to continue to implement our business strategy and successfully conduct our operations.  Risks associated with failing to maintain effective financial and operational controls as we grow, such as maintaining appropriate loan underwriting procedures, information technology systems, determining adequate allowances for credit losses and complying with regulatory accounting requirements, including increased credit losses, reduced earnings and potential regulatory penalties and restrictions on growth, all could have a negative effect on our business, financial condition and results of operations.

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

As of December 31, 2021, our ten largest non-brokered depositors accounted for $320.7 million in deposits, or approximately 7.3% of our total deposits.  Further, our non-brokered deposit account balance was $4.37 billion, or approximately 98.8% of our total deposits, as of December 31, 2021.  Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

Information security risks for financial institutions have generally increased in recent years, in part because of the proliferation of new technologies, the use of the internet and telecommunications technologies to conduct financial transactions and the increased sophistication and activities of organized crime, hackers, terrorists, activists and other external parties.  The financial services industry has seen increases in electronic fraudulent activity, hacking, security breaches, sophisticated social engineering and cyber-attacks, including in the commercial banking sector, as cyber criminals have been targeting commercial bank accounts on an increasing basis.  We are under continuous threat of loss due to fraudulent activity, hacking and cyber-attacks, especially as we continue to expand customer capabilities to utilize internet and other remote channels to transact business.

Our risk and exposure to these matters remains heightened because of the evolving nature and complexity of these threats from cyber criminals and hackers, our plans to continue to provide internet banking and mobile banking channels and our plans to develop additional remote connectivity solutions to serve our customers.  Therefore, the secure processing, transmission and storage of information in connection with our online banking services are critical elements of our operations.  However, our network is vulnerable to unauthorized access, computer viruses and other malware, phishing schemes or other security failures.  In addition, our customers may use personal smartphones, tablet PCs or other mobile devices that are beyond our control systems in order to access our products and services.  Our technologies, systems and networks and our customers’ devices, may become the target of cyber-attacks, electronic fraud or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of our or our customers’ confidential, proprietary and other information, or otherwise disrupt our or our customers’ or other third parties’ business operations.  As cyber threats continue to evolve, we may be required to spend significant capital and other resources to protect against these threats or to alleviate or investigate problems caused by such threats.  Our business relies on the secure processing, storage, transmission and retrieval of confidential customer information in our computer and data management systems and networks, and in the computer and data management systems and networks of third parties, and any breaches or unauthorized access to such information could present significant regulatory costs and expose us to litigation and other possible liabilities.  Any inability to prevent these types of security threats could also cause existing customers to lose confidence in our systems and could adversely affect our reputation and ability to generate deposits.  The occurrence of any cyber-attack or information security breach could result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, reputational damage, damage to our competitive position and the disruption of our operations, all of which could adversely affect our financial condition or results of operations.

We sustained a sophisticated cyber-attack in November 2021 involving malware on our internal network that caused a network disruption and impacted certain of our systems.  We do not believe that the cyber-attack impacted or gained access to our core processing system.  Our security system detected the cyber-attack and was able to secure our data before such data was encrypted by the cyber-attackers. Once alerted, we undertook steps to address the incident, including engaging a team of third-party forensic experts and notifying law enforcement and key regulators. We restored network systems and resumed normal operations by November 2, 2021.

Our investigation revealed that an unauthorized third party was able to access and copy certain information from our internal network, including customer, employee and vendor information.  We believe all of the impacted data was returned to us and currently have no indication that the impacted data has been misused. However, the misuse, or perceived misuse, of sensitive or confidential information regarding our business or our customers could cause harm to our reputation and result in the loss of business with existing or potential customers, which could adversely impact its business, results of operations and financial condition.

Although we maintain cybersecurity insurance coverage insuring against costs resulting from cyber-attacks (including the November 2021 attack), the costs and expenses incurred in connection with the November 2021 attack include both direct and indirect costs and are not all covered by its insurance coverage. In addition, in the event of future cyber-attacks, our cybersecurity insurance may not cover all of our losses.

Based on the information currently known, we do not believe that the November 2021 cyber-attack will have a material impact on our business, results of operations or financial condition, but no assurances can be given as we continue to assess the full impact from the incident, including costs, expenses and insurance coverage.  However, we may also be subject to future incidents that could have a material adverse effect on our business, results of operations or financial condition or may result in operational impairments and financial losses, as well as significant harm to our reputation.

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

We are subject to supervision and regulation by federal and state banking agencies that periodically conduct examinations of our business, including compliance with laws and regulations – specifically, our subsidiary, Equity Bank, is subject to examination by the Federal Reserve and the OSBC and we are subject to examination by the Federal Reserve.  Accommodating such examinations may require management to reallocate resources, which would otherwise be used in the day-to-day operation of other aspects of our business.  If, as a result of an examination, any such banking agency was to determine that the financial condition, capital resources, allowance for credit losses, asset quality, earnings prospects, management, liquidity or other aspects of our operations had become unsatisfactory, or that we or our management were in violation of any law or regulation, such banking agency may take a number of different remedial actions as it deems appropriate.  These actions include the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to assess civil monetary penalties against us, our officers, or directors, to remove officers and directors and, if it is concluded that such conditions cannot be corrected or there is an imminent risk of loss to depositors, to terminate our deposit insurance.  If we become subject to such a regulatory action, it could have a material adverse effect on our business, financial condition and results of operations.

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

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly.  These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.  This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.  Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations.  These increased costs may require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives

There is no guarantee that we will declare or pay cash dividends on our common stock.

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

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 9, 2022.  Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock.  Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

We are subject to environmental risks in our lending activities.

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

A significant portion of our business is generated in our Arkansas, Kansas, Missouri and Oklahoma markets, which have been, and may continue to be, susceptible to natural disasters, such as tornadoes, droughts, floods and other severe weather events.  These natural disasters could negatively impact regional economic conditions, cause a decline in the value or destruction of mortgaged properties and increase the risk of delinquencies, foreclosures or loss on loans originated by us, damage our banking facilities and offices and negatively impact our growth strategy.  Such weather events could disrupt operations, result in damage to properties and negatively affect the local economies in the markets where we operate.  We cannot predict whether, or to what extent, damage that may be caused by future weather or man-made events will affect our operations or the economies in our current or future market areas, but such events could negatively impact economic conditions in these regions and result in a decline in local loan demand and loan originations, a decline in the value or destruction of properties securing our loans and an increase in delinquencies, foreclosures or credit losses.  Our business or results of operations may be adversely affected by these and other negative effects of natural or man-made disasters.  Further, severe weather, natural disasters, acts of war or terrorism and other external events could adversely affect us in a number of ways, including an increase in delinquencies, bankruptcies or defaults that could result in a higher level of nonperforming assets, net charge-offs and provision for credit losses.  Such risks could also impair the value of collateral securing loans and hurt our deposit base.

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

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had no balance as of December 31, 2021.  This loan has a maximum lending commitment of $40.0 million.  This loan was renewed subsequent to December 31, 2021, that set a new maturity date of February 11, 2023, and decreased the loan commitment amount from $40.0 million to $25.0 million.  If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset.  In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207.  Including our principal executive offices, as of December 31, 2021, we operated a total of 69 branches, consisting of seven branches in the Wichita, Kansas metropolitan area, seven branches in the Kansas City metropolitan area, three branches in Topeka, Kansas, eleven branches in Western Missouri, seven branches in Western Kansas, four branches in Southeast Kansas, seven branches in Southwest Kansas, five branches in Central Kansas, five branches in North Central Kansas, five branches in Northern Arkansas, one branch in the Tulsa, Oklahoma metropolitan area, five branches in Northern Oklahoma and two branches in Western Oklahoma.  Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities.  We believe all of our facilities are suitable for our operational needs.  The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2021.

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Other Wichita Area Branches:
345 North Andover Road Andover, Kansas 67002	Owned
1555 North Webb Road Wichita, Kansas 67206	Owned
10222 West Central Wichita, Kansas 67212 133 East 7th Avenue Augusta, Kansas 67010 107 North Rose Hill Road Rose Hill, Kansas 67133 3313 North Ridge Road Wichita, Kansas 67205	Owned Owned Owned Owned

Kansas City Branches:
6200 Northwest 63rd Terrace Kansas City, Missouri 64151	Owned
8880 West 151st Street Overland Park, Kansas 66221	Owned
7035 College Boulevard Overland Park, Kansas 66207	Owned
909 Northeast Rice Road Lee’s Summit, Missouri 64086	Owned
301 Southeast Main Street Lee’s Summit, Missouri 64063	Owned
1251 Southwest Oldham Parkway Lee’s Summit, Missouri 64081	Owned
651 Northeast Coronado Drive Blue Springs, Missouri 64014	Owned

Tulsa Branches:

Address	Owned/Leased
9292 South Delaware Ave Tulsa, Oklahoma 74137	Owned

Western Missouri Branches:
1919 Highway 13 Higginsville, Missouri 64037	Owned
300 South Miller Street Sweet Springs, Missouri 65351	Owned
612 North Maguire Warrensburg, Missouri 64093	Owned
200 North State Street Knob Noster, Missouri 65336	Owned
920 Thompson Boulevard Sedalia, Missouri 65301	Owned
504 West Benton Street Windsor, Missouri 65360	Owned
615 East Ohio Street Clinton, Missouri 64735	Owned
100 East Main Street Warsaw, Missouri 65355 602 Edmond Street Saint Joseph, Missouri 64501 5348 Lake Avenue Saint Joseph, Missouri 64504 401 North Woodbine Road Saint Joseph, Missouri 64506	Owned Owned Owned Owned

Topeka Branches:
701 South Kansas Avenue Topeka, Kansas 66603	Owned
507 West 8th Street Topeka, Kansas 66603	Owned
3825 Southwest 29th Street Topeka, Kansas 66614	Owned

Western Kansas Branches:
2428 Vine Street Hays, Kansas 67601	Owned
916 Washington Street Ellis, Kansas 67637	Owned
745 Main Street Hoxie, Kansas 67740	Owned
300 Highway 212 Quinter, Kansas 67752	Owned

Address	Owned/Leased
106 South Adams Street Grinnell, Kansas 67738	Owned
302 East Holme Norton, Kansas 67654	Owned
500 Main Street Almena, Kansas 67622	Owned

Southeast Kansas Branches:
902 McArthur Rd Coffeyville, Kansas 67337	Owned
112 East Myrtle Street Independence, Kansas 67301	Owned
801 Main Neodesha, Kansas 66757	Owned
102 North Broadway Street Pittsburg, Kansas 66762	Owned

Southwest Kansas Branches:
502 South Jackson Street Hugoton, Kansas 67951	Owned
1700 North Lincoln Avenue Liberal, Kansas 67901	Owned
23 West 4th Street Liberal, Kansas 67901	Owned
930 South Kansas Avenue Liberal, Kansas 67901	Owned

Address	Owned/Leased

250 East Tucker Road

Liberal, Kansas 67901

1901 East Mary Street

Garden City, Kansas 67846

401 North Henderson Street

Holcomb, Kansas 67851

Central Kansas Branches:

          1321 Main Street

Great Bend, Kansas 67530

725 McKinley Street

Great Bend, Kansas 67530

320 Broadway

Larned, Kansas 67550

234 North Main

Macksville, Kansas 67557

216 North Main

St. John, Kansas 67576

North Central Kansas Branches:

          1404 28th Street

Belleville, Kansas 66935

413 Washington

Clyde, Kansas 66938

302 West Sixth Street

Concordia, Kansas 66901

1661 South Ohio, Suite D

Salina, Kansas 67401

Leased Owned Owned Owned Owned Owned Owned Owned Owned Owned Owned Leased

317 South Santa Fe Avenue Salina, Kansas 67401 Northern Arkansas Branches:	Owned
200 East Ridge Avenue Harrison, Arkansas 72601	Owned
1304 Highway 62/65 North(1) Harrison, Arkansas 72601	Leased
911 West Trimble Avenue Berryville, Arkansas 72616	Owned
107 West Van Buren Eureka Springs, Arkansas 72632	Leased
198 Slack Street Pea Ridge, Arkansas 72751	Owned

Northern Oklahoma Branches:

Address	Owned/Leased
222 East Grand Avenue Ponca City, Oklahoma 74601	Leased
802 East Prospect Avenue Ponca City, Oklahoma 74601	Owned
1417 East Hartford Avenue Ponca City, Oklahoma 74604	Leased
102 South Main Street Newkirk, Oklahoma 74647	Owned
110 East 1st Street Cordell, Oklahoma 73632	Owned

Western Oklahoma Branches:
601 North Main Street Guymon, Oklahoma 73942	Owned
2602 North Highway 64 Guymon, Oklahoma 73942	Leased

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Markets under the symbol “EQBK”.  At February 28, 2022, there were 16,660,372 shares of our Class A common stock, outstanding and 310 stockholders of record for the Company’s Class A common stock.  At February 28, 2022, no shares of our Class B common stock were outstanding.

Dividend Policy

Our future determination to pay dividends on our common stock will be made by our board of directors and will depend on a number of factors, including:

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2021.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans approved by security holders - stock options	478,841	$26.08	*
Equity compensation plans approved by security holders - restricted stock units	287,737	—	*
Total Equity compensation plans available under the Amended and Restated 2013 Stock Incentive Plan	766,578		420,985
Equity compensation plans approved by security holders - employee stock purchase plan	—	—	412,531
Total Equity compensation plans approved by security holders	766,578		833,516
Equity compensation plans not approved by security holders	—	—	—
Total	766,578	$26.08	833,516

*	All securities remaining available for future issuance were available under our Amended and Restated 2013 Stock Incentive Plan as of December 31, 2021.

Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading December 31, 2016 to December 31, 2021, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period.  Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period, including reinvestment of dividends.  The performance graph assumes $100 is invested on December 31, 2016, in the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Bank Index.  Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

None

Purchases of equity securities by the issuer and affiliated purchasers

Repurchase of Common Stock

On October 20, 2021, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization of its repurchase of up to an additional 1,000,000 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, from time to time, beginning October 30, 2021, and concluding October 29, 2022.

On October 22, 2020, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization of its repurchase of up to an additional 800,000 shares of the Company’s Class A Voting Common Stock, par value $0.01 per share, from time to time, beginning October 30, 2020, and concluding October 29, 2021.

The following table presents shares that were repurchased under the repurchase program during the fourth quarter of 2021.

	Plan beginning October 30, 2021 to October 29, 2022
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1, 2021 through October 31, 2021	—	$-	—	1,000,000
November 1, 2021 through November 30, 2021	—	—	—	1,000,000
December 1, 2021 through December 31, 2021	132,873	32.99	132,873	867,127
Total	132,873	$32.99	132,873	867,127

	Plan beginning October 30, 2020 to October 29, 2021
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1, 2021 through October 31, 2021	719	$33.02	719	—
November 1, 2021 through November 30, 2021	—	—	—	—
December 1, 2021 through December 31, 2021	—	—	—	—
Total	719	$33.02	719	—

	Total repurchase program
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan
October 1, 2021 through October 31, 2021	719	$33.02	719	1,000,000
November 1, 2021 through November 30, 2021	—	—	—	1,000,000
December 1, 2021 through December 31, 2021	132,873	32.99	132,873	867,127
Total	133,592	$32.99	133,592	867,127

Item 6: Reserved

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

This discussion and analysis of our financial condition and results of operation includes the following sections:

•	Table containing selected financial data and ratios for the periods;
•	Overview;
•	Critical Accounting Policies – a discussion of accounting policies that require critical estimates and assumptions;
•	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;
•	Financial Condition – an analysis of our financial position;
•	Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•	Non-GAAP Financial Measures – reconciliation of non-GAAP measures.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2021	2020	2019	2018	2017
Statement of Income Data
Interest and dividend income	$157,368	$155,561	$175,499	$161,556	$102,693
Interest expense	14,789	22,909	49,641	36,758	16,691
Net interest income	142,579	132,652	125,858	124,798	86,002
Provision for credit losses	(8,480)	24,255	18,354	3,961	2,953
Net gain on acquisition	585	2,145	—	—	—
Net gain (loss) from securities transactions	406	11	14	(9)	271
Other non-interest income	31,851	23,867	24,974	19,734	15,169
Merger expense	9,189	299	915	7,462	5,352
Goodwill impairment	—	104,831	—	—	—
Loss on extinguishment of debt	372	—	—	—	—
Other non-interest expense	109,904	103,860	98,720	86,925	62,111
Income (loss) before income taxes	64,436	(74,570)	32,857	46,175	31,026
Provision for income taxes	11,956	400	7,278	10,350	10,377
Net income (loss)	52,480	(74,970)	25,579	35,825	20,649
Net income (loss) allocable to common stockholders	52,480	(74,970)	25,579	35,825	20,649
Basic earnings (loss) per share	3.49	(4.97)	1.64	2.33	1.66
Diluted earnings (loss) per share	3.43	(4.97)	1.61	2.28	1.62
Balance Sheet Data (at period end)
Cash and cash equivalents	$259,954	$280,698	$89,291	$192,818	$52,195
Securities available-for-sale	1,327,442	871,827	142,067	168,875	162,272
Securities held-to-maturity	—	—	769,059	748,356	535,462
Loans held for sale	4,214	12,394	5,933	2,972	2,353
Gross loans held for investment	3,155,627	2,591,696	2,556,652	2,575,408	2,117,270
Allowance for credit losses	48,365	33,709	12,232	11,454	8,498
Loans held for investment, net of allowance for credit losses	3,107,262	2,557,987	2,544,420	2,563,954	2,108,772
Goodwill and core deposit intangibles, net	69,344	47,658	156,339	153,437	115,645
Mortgage servicing asset, net	276	—	5	11	17
Naming rights, net	1,087	1,130	1,174	1,217	1,260
Total assets	5,137,631	4,013,356	3,949,578	4,061,716	3,170,509
Total deposits	4,420,004	3,447,590	3,063,516	3,123,447	2,382,013
Borrowings	151,891	133,857	383,632	464,676	401,652
Total liabilities	4,637,000	3,605,707	3,471,518	3,605,775	2,796,365
Total stockholders’ equity	500,631	407,649	478,060	455,941	374,144
Tangible common equity*	429,924	358,861	320,542	301,276	257,222
Performance ratios
Return on average assets (ROAA)	1.18%	(1.87%)	0.64%	1.00%	0.84%
Return on average equity (ROAE)	11.75%	(16.14%)	5.52%	8.52%	7.03%
Return on average tangible common equity (ROATCE)*	14.10%	(21.51%)	9.22%	13.43%	9.81%
Yield on loans	4.77%	5.00%	5.73%	5.74%	5.43%
Cost of interest-bearing deposits	0.30%	0.66%	1.53%	1.15%	0.79%
Net interest margin	3.44%	3.63%	3.48%	3.81%	3.83%
Efficiency ratio*	63.01%	66.36%	65.45%	60.14%	61.39%
Non-interest income / average assets	0.74%	0.65%	0.63%	0.55%	0.63%
Non-interest expense / average assets	2.70%	5.23%	2.50%	2.62%	2.74%
Dividend payout ratio	4.84%	0.00%	0.00%	0.00%	0.00%
Capital Ratios
Tier 1 Leverage Ratio	9.09%	9.30%	9.02%	8.60%	10.33%
Common Equity Tier 1 Capital Ratio	12.03%	12.82%	11.63%	10.95%	11.53%
Tier 1 Risk Based Capital Ratio	12.67%	13.37%	12.15%	11.45%	12.14%
Total Risk Based Capital Ratio	15.96%	17.35%	12.59%	11.86%	12.51%
Equity / Assets	9.74%	10.16%	12.10%	11.23%	11.80%
Book value per share	$29.87	$28.04	$30.95	$28.87	$25.62
Tangible book value per share*	$25.65	$24.68	$20.75	$19.08	$17.61
Tangible common equity to tangible assets*	8.48%	9.05%	8.45%	7.71%	8.42%

* Indicates non-GAAP financial measure. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for reconciliation to the most directly comparable GAAP measure.

Overview

We are a bank holding company headquartered in Wichita, Kansas.  Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 69 full-service branches located in Arkansas, Kansas, Missouri and Oklahoma.  As of December 31, 2021, we had, on a consolidated basis, total assets of $5.14 billion, total deposits of $4.42 billion, total loans held for investment, net of allowances, of $3.11 billion and total stockholders’ equity of $500.6 million.  Net income for the year ended December 31, 2021, was $52.5 million, compared to a net loss of $75.0 million for the year ended December 31, 2020, primarily due to a goodwill impairment charge of $104.8 million during the third quarter of 2020.

History and Background

From 2003 through 2021, we completed a series of twenty acquisitions and two charter consolidations.  We seek to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations.  In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire.  Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically.  In addition, we concentrate on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships.  We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross selling our depository products to our loan customers.

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

Highlights for the Year Ended December 31, 2021

•

Net interest income of $142.6 million for the year ended December 31, 2021, compared to net interest income of $132.7 million for the year ended December 31, 2020, an increase of $9.9 million, or 7.5%.

•	Total loans held for investment of $3.16 billion at December 31, 2021, compared to $2.59 billion at December 31, 2020, an increase of $563.9 million, or 21.8%.
•	Total deposits of $4.42 billion at December 31, 2021, compared to $3.45 billion at December 31, 2020, an increase of $972.4 million, or 28.2%.
•	Total assets of $5.14 billion at December 31, 2021, compared to $4.01 billion at December 31, 2020, an increase of $1.12 billion, or 28.0%.
•	Tangible book value per common share of $25.65 at December 31, 2021, compared to $24.68 at December 31, 2020, an increase of $0.97, or 3.9%.

We completed our merger with ASBI of Wichita, Kansas on October 1, 2021. ASBI had total assets of $777.6 million, net loans of $441.9 million and total deposits of $668.8 million. Also, on December 3, 2021, we completed our purchase of assets and assumption of deposits and certain other liabilities of three branches in St. Joseph, Missouri, from Security Bank of Kansas City (“Security”). At closing, the Security branches had total assets of $75.8 million, net loans of $1.4 million and total deposits of $75.1 million.

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale.  While some industries have been impacted more severely than others, all businesses have been impacted to some degree.  This disruption resulted in the shuttering of businesses across the country, significant job loss and aggressive measures by federal, state and local government during the year ended December 31, 2020. Throughout the year ended December 31, 2021, the economy has opened significantly compared to 2020; however, certain measures from governing authorities are still in place and continue to impact operations.

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

Financial Position and Results of Operations:  Given that economic scenarios had become less certain since the pandemic was declared in early March 2020, management added additional allowance for credit losses during the year ended December 31, 2020. During the year ended December 31, 2021, the allowance for credit losses was increased further, largely due to the adoption of ASU 2016-13 (CECL) and partially offset by a release of allowance due to decrease in reserves on specifically assessed assets and improving trends in the Company’s loss experience and economic conditions in the markets in which we operate. Should economic conditions worsen, the Company could experience further increases in the required allowance for credit losses and record additional provision for credit losses expense.  The execution of the payment deferral program discussed in the following commentary improved the ratio of past due loans to total loans.  It is possible that asset quality measures could worsen at future measurement periods if the effects of COVID-19 are prolonged. For additional information see “NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Notes to Consolidated Financial Statements.

Net interest income increased $9.9 million in 2021 as compared to 2020, largely due to increased volume in interest-earning assets, fees earned on the facilitation of government assistance programs and decreasing yields on interest-bearing liabilities. The Company’s interest and fee income could be reduced due to COVID-19.  In keeping with guidance from regulators, the Company is actively working with COVID-19 affected borrowers to defer their payments, interest and fees throughout 2020 and 2021.  While interest and fees will still accrue to income, through normal GAAP accounting, should eventual credit losses on these deferred payments emerge, interest income and fees accrued would need to be reversed.  In such a scenario, interest income in future periods could be negatively impacted.  At this time, the Company is unable to project the materiality of such an impact but recognizes the breadth of the economic impact may affect borrowers’ ability to repay in future periods.

Capital and Liquidity:  As of December 31, 2021, all the Company’s capital ratios and Equity Bank’s capital ratios were in excess of all regulatory requirements.  While currently classified as well capitalized, an extended economic recession brought about by COVID-19 could adversely impact reported and regulatory capital ratios.  The Company relies on cash on hand as well as dividends from Equity Bank to service our debt.  If Equity Bank’s capital deteriorates such that it is unable to pay dividends to the Company for an extended period, the Company may not be able service its debt.

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

Our Processes, Controls and Business Continuity Plan:  In early March 2020, management successfully deployed a modified working strategy, including emphasis on social distancing and remote work as necessary to emphasize the safety of the Company’s teams and continuity of business processes.  Prior technology planning resulted in the successful deployment of a portion of the operational team to a remote environment, while the remainder of the team continued to work on location in a workspace emphasizing social distancing.  In 2021, the Company has returned to a predominantly in-person operating environment for our team.  In keeping with our efforts to protect the health our employees, the Company administered a vaccination clinic in each of our markets to provide team members an opportunity to be inoculated in line with CDC recommendations.

Since early May 2020, all the Company’s bank locations have been open to customers with appropriate safety measures in place.  The Company continues to serve customers curbside and drive-through while offering full lobby access during normal hours.  No material operational or internal control challenges or risks have been identified to date.  As of December 31, 2021, the Company does not anticipate significant challenges to our ability to maintain systems and controls considering the measures we have taken to prevent the spread of COVID-19.

Lending Operations and Accommodations to Borrowers:  During the year ended December 31, 2020, the Company executed a payment deferral program for our commercial lending clients that were adversely affected by the pandemic and keeping with the extension of associated provisions under the CARES Act, continued the program in 2021. The majority of these deferrals have qualified under section 4013 of the CARES Act and the CAA Act and, as such, were not classified as troubled debt restructurings.  Deferred loans are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if noted repayment weaknesses exist.  At December 31, 2021, the Company has 20 loans, totaling $36.3 million, that have been granted a payment deferral, and remain on deferral, as part of our COVID-19 response.

We were an active participant in all phases of the Paycheck Protection Program (“PPP”), administered by the Small Business Administration (“SBA”), and we helped many of our customers obtain loans through the program.  PPP loans generally have a two-or five year term and earn interest at 1.0%.  As of December 31, 2021 and 2020, the Company had 144 and 1,612 loans, with outstanding balances of $44.8 million and $253.7 million that were originated under this program.  To date, the Company has been successful in obtaining forgiveness for these credits and it remains the Company’s understanding that the remaining loans funded through the program are fully guaranteed by the U.S. Government.  Should those circumstances change, the Company could be required to establish additional allowance for credit losses through additional provision for credit losses expense charged to earnings.

The Company also participated in the Main Street Lending Program (“MSL Program”), created by the Federal Reserve to support lending to small and medium-sized businesses and nonprofit organizations that were in sound financial condition before the onset of the COVID-19 pandemic.  There was a total of $14.3 million and $14.1 million outstanding under the MSL Program for the periods ended December 31, 2021 and 2020.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgements and assumptions that affect our reported results and disclosures.  Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results.  Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements.  Our accounting policies are described in “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements.

The accounting policies that management believes are the most critical to an understanding of our financial condition and results of operations and require complex management judgement are described below.

Allowance for Credit Losses:  We adopted FASB ASU 2016-13 effective January 1, 2021, which requires the estimation of an allowance for credit losses in accordance with the current expected credit loss (“CECL”) methodology.  The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date; however, determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.  The actual realized facts and circumstances may be different than those currently estimated by management and may result in significant changes in the allowance for credit losses in future periods.  The allowance for credit losses for loans, as reported in our consolidated balance sheets, is adjusted by provision for credit losses, which is recognized in earnings and is reduced by the charge-off of loan amounts, net of recoveries.

The Company utilizes primarily two methods for estimating the allowance for credit losses and the method used depends on the status of the underlying loans.  Non-performing loans primarily utilize a collateral specific fair value impairment method and performing loans primarily utilize a historical loss method. The performing loan method utilizes a probability of default (PD) and loss given default (LGD) modeling approach for historical loss coupled with a macroeconomic factor analysis derived from a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within our geographical footprint. The macroeconomic regression is based on a multivariate approach and includes key indicators that provide the highest cumulative adjusted R-square figure.  Economic factors include, but are not limited to, national unemployment, gross domestic product, market interest rates and property pricing indices.  To arrive at the most predictive calculation, a lag factor was applied to these inputs, resulting in current and historic economic inputs driving the projection of loss over our reasonable and supportable forecast period, which managements has defined as 12 months for all portfolio segments.  Following the reasonable and supportable forecast period, loss experience immediately reverts to the current historical loss experience of the Company.  The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses.  The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period.  The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time.  The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios.  These adjustments are based upon quarterly trend assessments in projective economic sentiment, portfolio concentrations, policy exceptions, personnel retention, independent loan review results, collateral considerations, risk ratings and competition.  The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors.  The resultant loss rates are applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms through an average default month and estimated prepayment experience in arriving at the quantitative reserve within our allowance for credit losses.

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of December 31, 2021.  Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance.  Changing credit conditions would be expected to impact realized losses driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors.  Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations.  Likewise, changing economic conditions, both positive and negative, to the extent significant could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation.  Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective.  The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation

Goodwill:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified.  Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.  We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life.  For the year ended December 31, 2021, following recognition of a material impairment in goodwill balances during 2020, based on the improving market conditions, strong earnings performance by the Company, and improvements in market value of our stock as well the broader industry, management has determined there was not evidence of a triggering event as of or during the period then ended.  Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

When performing quantitative goodwill impairment assessments, management is required to estimate the fair value of the Company’s equity in a change in control transaction.  To complete this valuation, management is required to derive assumptions related to industry performance, reporting unit business performance, economic and market conditions and various other assumptions, many of which require significant management judgement.

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

For information comparing our results of operations for the year ended December 31, 2020, to year ended December 31, 2019, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2021.

Net Income

Year ended December 31, 2021, compared with year ended December 31, 2020

For the year ended December 31, 2021, there was net income allocable to common stockholders of $52.5 million, compared to a net loss allocable to common stockholders of $75.0 million for the year ended December 31, 2020, an increase of $127.5 million.  This change was primarily driven by a goodwill impairment of $104.8 million during 2020, a decrease in provision for loan losses of $32.7 million, an increase in non-interest income of $6.8 million, and a decrease in interest expense on deposits of $8.3 million, partially offset by an increase in provision for income taxes of $11.6 million. The changes in the components of net income are discussed in more detail below in the following sections of “Results of Operations.”

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

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2021, 2020 and 2019.  The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2021			December 31, 2020			December 31, 2019
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets
Loans(1)
Commercial and industrial	$714,561	$41,580	5.82%	$763,971	$35,601	4.66%	$567,215	$34,225	6.03%
Commercial real estate	1,040,443	48,676	4.68%	952,082	50,667	5.32%	1,012,146	57,316	5.66%
Real estate construction	277,307	10,256	3.70%	238,015	10,947	4.60%	212,658	13,776	6.48%
Residential real estate	498,164	19,341	3.88%	449,789	19,894	4.42%	519,119	24,338	4.69%
Agricultural real estate	153,607	8,122	5.29%	133,813	8,008	5.98%	140,365	8,496	6.05%
Agricultural	108,276	5,361	4.95%	88,206	4,944	5.61%	85,747	5,584	6.51%
Consumer	88,383	3,998	4.52%	70,064	4,603	6.57%	70,390	5,563	7.90%
Total loans	2,880,741	137,334	4.77%	2,695,940	134,664	5.00%	2,607,640	149,298	5.73%
Taxable securities	976,942	15,996	1.64%	727,451	15,521	2.13%	777,802	19,339	2.49%
Nontaxable securities	105,522	2,843	2.69%	122,783	3,682	3.00%	142,816	4,180	2.93%
Federal funds sold and other	182,443	1,195	0.65%	112,053	1,694	1.51%	83,887	2,682	3.20%
Total interest-earning assets	4,145,648	157,368	3.80%	3,658,227	155,561	4.25%	3,612,145	175,499	4.86%
Non-interest-earning assets
Other real estate owned, net	10,510			7,578			6,291
Premises and equipment, net	93,539			86,487			83,495
Bank-owned life insurance	103,255			75,998			74,025
Goodwill and other intangibles, net	50,831			130,329			158,410
Other non-interest-earning assets	28,017			41,089			44,704
Total assets	$4,431,800			$3,999,708			$3,979,070
Interest-bearing liabilities
Interest-bearing demand deposits	$1,032,938	2,165	0.21%	$805,651	3,157	0.39%	$683,180	8,101	1.19%
Savings and money market	1,129,869	1,540	0.14%	989,457	2,736	0.28%	1,016,772	12,907	1.27%
Savings, NOW and money market	2,162,807	3,705	0.17%	1,795,108	5,893	0.33%	1,699,952	21,008	1.24%
Certificates of deposit	625,562	4,550	0.73%	704,921	10,689	1.52%	967,803	19,906	2.06%
Total interest-bearing deposits	2,788,369	8,255	0.30%	2,500,029	16,582	0.66%	2,667,755	40,914	1.53%
FHLB term and line of credit advances	16,797	169	1.01%	213,155	2,292	1.08%	277,327	6,667	2.40%
Federal Reserve Bank discount window	3	—	0.25%	2,462	6	0.24%	—	—	—%
Bank stock loan	—	—	—%	12,061	415	3.44%	12,327	654	5.31%
Subordinated borrowings	89,785	6,261	6.97%	49,500	3,509	7.09%	14,403	1,251	8.69%
Other borrowings	45,819	104	0.23%	45,041	105	0.23%	42,540	155	0.36%
Total interest-bearing liabilities	2,940,773	14,789	0.50%	2,822,248	22,909	0.81%	3,014,352	49,641	1.65%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	1,021,261			678,713			478,638
Non-interest-bearing liabilities	22,971			34,139			22,635
Stockholders’ equity	446,795			464,608			463,445
Total liabilities and stockholders’ equity	$4,431,800			$3,999,708			$3,979,070
Net interest income		$142,579			$132,652			$125,858
Interest rate spread			3.30%			3.44%			3.21%
Net interest margin(2)			3.44%			3.63%			3.48%
Total cost of deposits, including non-interest bearing deposits	$3,809,630	$8,255	0.22%	$3,178,742	$16,582	0.52%	$3,146,393	$40,914	1.30%
Average interest-earning assets to interest-bearing liabilities			140.97%			129.62%			119.83%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2021, as compared to the year ended December 31, 2020, and the year ended December 31, 2020, as compared to the year ended December 31, 2019.

Analysis of Changes in Net Interest Income

	2021 vs. 2020			2020 vs. 2019
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets
Loans
Commercial and industrial	$(2,421)	$8,400	$5,979	$10,240	$(8,864)	$1,376
Commercial real estate	4,455	(6,446)	(1,991)	(3,300)	(3,349)	(6,649)
Real estate construction	1,645	(2,336)	(691)	1,504	(4,333)	(2,829)
Residential real estate	2,017	(2,570)	(553)	(3,121)	(1,323)	(4,444)
Agricultural real estate	1,107	(993)	114	(393)	(95)	(488)
Agricultural	1,038	(621)	417	156	(796)	(640)
Consumer	1,032	(1,637)	(605)	(26)	(934)	(960)
Total loans	8,873	(6,203)	2,670	5,060	(19,694)	(14,634)
Taxable securities	4,586	(4,111)	475	(1,196)	(2,622)	(3,818)
Nontaxable securities	(487)	(352)	(839)	(599)	101	(498)
Federal funds sold and other	748	(1,247)	(499)	716	(1,704)	(988)
Total interest-earning assets	$13,720	$(11,913)	$1,807	$3,981	$(23,919)	(19,938)
Interest-bearing liabilities
Savings, NOW and money market	$1,079	$(3,267)	$(2,188)	$909	$(16,024)	$(15,115)
Certificates of deposit	(1,092)	(5,047)	(6,139)	(4,685)	(4,532)	(9,217)
Total interest-bearing deposits	(13)	(8,314)	(8,327)	(3,776)	(20,556)	(24,332)
FHLB term and line of credit advances	(1,989)	(134)	(2,123)	(1,291)	(3,084)	(4,375)
Federal Reserve Bank discount window	(6)	—	(6)	6	—	6
Bank stock loan	(415)	—	(415)	(14)	(225)	(239)
Subordinated borrowings	2,810	(58)	2,752	2,527	(269)	2,258
Other borrowings	1	(2)	(1)	9	(59)	(50)
Total interest-bearing liabilities	388	(8,508)	(8,120)	(2,539)	(24,193)	(26,732)
Net Interest Income	$13,332	$(3,405)	$9,927	$6,520	$274	$6,794

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

Year ended December 31, 2021, compared with year ended December 31, 2020

The increase in net interest income before the provision for credit losses is primarily due to the increase in the volume of interest-earnings assets and a 31 basis point decrease in average rates of interest bearing liabilities, partially offset by a 45 basis point decrease in yields on interest-earning assets. The increase in average volume of interest-earning assets was primarily due to increases in loans.

The increase in loan interest income was driven by the $184.8 million increase in average loan volume.  The impact to net interest income from loan fees for the year ended December 31, 2021, was $19.5 million compared to $10.4 million for the year ended December 31, 2020.

Average balances of borrowings from the FHLB decreased by $196.4 million from an average balance of $213.2 million for the year ended December 31, 2020, to an average balance of $16.8 million for the year ended December 31, 2021, coupled with a 7 basis point decrease in average borrowing cost resulted in a decrease in interest expense of $2.1 million.  Interest expense on subordinated borrowings for the year ended December 31, 2021, was $6.3 million compared to $3.5 million for the year ended December 31, 2020, an increase of $2.8 million.  Total cost of interest-bearing liabilities decreased 31 basis points to 0.50% for the year ended December 31, 2021, from 0.81% for the year ended December 31, 2020.

The increase in net interest margin is largely due to the cost of interest-bearing liabilities decreasing at a faster rate than interest-earning assets.  The decrease in cost of funds is primarily from the overall decrease in rates on interest-bearing liabilities, partially due to an increase in non-interest-bearing checking accounts and a decrease in the volume of borrowings.

Provision for Credit Losses

We maintain an allowance for credit losses for estimated losses in our loan portfolio.  The allowance for credit losses is increased by a provision for loan losses, which is a charge to earnings, and subsequent recoveries of amounts previously charged-off, but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using past loan loss experience within the Company’s portfolio.  This historical loss calculation is then modified to reflect quantitative economic circumstances based on evidenced economic conditions and regression formulas which incorporate of lag factors in identifying a sufficiently predictive adjusted-R square as well as qualitative factors not inherently reflected in our historical loss or quantitative economic inputs.  Included in our qualitative assessment is the consideration of a prospective economic conditions over the preceding 12 months, considered the Company’s reasonable, supportable forecast period. As these factors change, the amount of the credit loss provision changes.

Year ended December 31, 2021, compared with year ended December 31, 2020

There was an $8.5 million reversal of provision for credit losses for the period ended December 31, 2021, compared to a provision of $24.3 million for the period ended December 31, 2020.  The release of allowance was principally due to reductions in reserves on specifically assessed assets excluding PCD loans and decreases in the calculated allowance on collectively evaluated performing loans.  The decrease in impairments on specifically evaluated loans was due to resolution of a few larger relationships discussed below and general improvement in asset quality.  The change in the calculated allowance on collectively evaluated loans was primarily driven by the implementation of CECL effective January 1, 2021 resulting in the calculation of a life of loan estimate versus this historical single year approach as well as period over period growth in the portfolio partially offset by improving trends in historical loss experience and economic conditions in the markets in which the Company operates.  The provision was increased significantly during the period ended December 31, 2020, largely as the result of increases in qualitative loss factors brought on by the projected economic impact of COVID-19.

During the period ended December 31, 2021, there was a recovery of $1.9 million from a relationship previously disclosed in 2019 that also had a specific reserve of $1.9 million that was released, which resulted in a net provision reversal of $3.8 million.  Another large relationship that incurred a $5.5 million provision in 2021 was moved to repossessed assets and was partially sold in January 2022.  Two other separate credits resulted in a net provision increase of $1.2 million for the year ended December 31, 2021.   For additional detail see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses.” Net charge-offs for the year ended December 31, 2021, were $8.7 million as compared to net charge-offs of $2.8 million for the year ended December 31, 2020.  For the year ended December 31, 2021, gross charge-offs were $11.4 million offset by gross recoveries of $2.7 million.  In comparison, gross charge-offs were $3.3 million for the year ended December 31, 2020, offset by gross recoveries of $544 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, increases in the value of bank-owned life insurance, investment referral income, the recovery of zero-basis purchased loans, net gains on the sale of available-for-sale securities and other securities transactions.  Non-interest income does not include loan origination or other loan fees which are recognized as an adjustment to yield using the interest method.

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2021, 2020 and 2019.

Non-Interest Income

For the Years Ended December 31,

				2021 vs. 2020		2020 vs. 2019
(Dollars in thousands)	2021	2020	2019	Change	%	Change	%
Service charges and fees	$8,596	$6,856	$8,672	$1,740	25.4%	$(1,816)	(20.9)%
Debit card income	10,236	9,136	8,230	1,100	12.0%	906	11.0%
Mortgage banking	3,306	3,153	2,468	153	4.9%	685	27.8%
Increase in value of bank-owned life insurance	3,506	1,941	1,998	1,565	80.6%	(57)	(2.9)%
Other
Investment referral income	678	567	590	111	19.6%	(23)	(3.9)%
Trust income	1,140	433	243	707	163.3%	190	78.2%
Insurance sales commissions	545	275	177	270	98.2%	98	55.4%
Recovery on zero-basis purchased loans	85	134	143	(49)	(36.6)%	(9)	(6.3)%
Income from equity method investments	(222)	(210)	26	(12)	5.7%	(236)	(907.7)%
Other non-interest income	3,981	1,582	2,427	2,399	151.6%	(845)	(34.8)%
Total other	6,207	2,781	3,606	3,426	123.2%	(825)	(22.9)%
Subtotal	31,851	23,867	24,974	7,984	33.5%	(1,107)	(4.4)%
Gain on acquisition	585	2,145	—	(1,560)	(72.7)%	2,145	(100.0)%
Net gain (loss) from securities transactions	406	11	14	395	3590.9%	(3)	(21.4)%
Total non-interest income	$32,842	$26,023	$24,988	$6,819	26.2%	$1,035	4.1%

Year ended December 31, 2021, compared with year ended December 31, 2020

Non-interest income improved in 2021 by 26% driven by continued expansion of customer service charges led by deposit service fees, debit card and trust and wealth management income, as well as insurance commissions and fees, credit card fees, and loan servicing fees which are included in ‘Other non-interest income’ and collectively improved by $1.6 million reflecting the Company’s continued emphasis on offering innovative products to our customer base.  Income further improved due to increased earnings on bank owned life insurance due to an increasing asset base and the realization of benefits from utilization of the policies and improvement in the value of the Company’s derivative positions.  These improvement were partially offset by a decline in gain on acquisition which was driven by purchase of Almena in 2020.

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2021, 2020 and 2019.

Non-Interest Expense

For the Year Ended December 31,

				2021 vs. 2020		2020 vs. 2019
(Dollars in thousands)	2021	2020	2019	Change	%	Change	%
Salaries and employee benefits	$54,198	$54,129	$52,122	$69	0.1%	$2,007	3.9%
Net occupancy and equipment	10,137	8,784	8,674	1,353	15.4%	110	1.3%
Data processing	13,261	10,991	10,124	2,270	20.7%	867	8.6%
Professional fees	4,713	4,282	4,734	431	10.1%	(452)	(9.5)%
Advertising and business development	3,370	2,498	3,075	872	34.9%	(577)	(18.8)%
Telecommunications	1,966	1,873	2,079	93	5.0%	(206)	(9.9)%
FDIC insurance	1,665	2,088	1,228	(423)	(20.3)%	860	70.0%
Courier and postage	1,429	1,441	1,348	(12)	(0.8)%	93	6.9%
Free nationwide ATM expense	2,019	1,609	1,680	410	25.5%	(71)	(4.2)%
Amortization of core deposit intangibles	4,174	3,850	3,168	324	8.4%	682	21.5%
Loan expense	934	789	875	145	18.4%	(86)	(9.8)%
Other real estate owned	(188)	2,310	707	(2,498)	(108.1)%	1,603	226.7%
Loss on debt extinguishment	372	—	—	372	100.0%	—	—%
Other	12,226	9,216	8,906	3,010	32.7%	310	3.5%
Subtotal	110,276	103,860	98,720	6,416	6.2%	5,140	5.2%
Merger expenses	9,189	299	915	8,890	2973.2%	(616)	(67.3)%
Goodwill impairment	—	104,831	—	(104,831)	(100.0)%	104,831	—%
Total non-interest expense	$119,465	$208,990	$99,635	$(89,525)	(42.8)%	$109,355	109.8%

Year ended December 31, 2021, compared with year ended December 31, 2020

The decrease in non-interest expense was primarily due to a $104.8 million goodwill impairment charge in 2020 and gains on other real estate owned properties of $2.5 million, offset by increases in occupancy of $1.4 million, data processing of $2.3 million, and other other non-interest expense of $3.4.  These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits:  There was a $2.5 million increase in salaries for the year ended December 31, 2021, as compared to the year ended December 31, 2020.  This increase reflects the addition of staff related to the October 2021 ASBI acquisition, the December 2021 Security acquisition, and the full year effect of the addition of staff related to the October 2020 Almena acquisition. The total increase in salary expense was offset by an increase in deferred fees of $4.4 million for the period ended December 31, 2021, compared to the period ended December 31, 2020.  Additionally, for the year ended December 31, 2021, there was an increase in incentives and bonuses of $1.8 million and retirement plan expense of $127 thousand, offset by decreases in restricted stock unit expense of $365 thousand.  Included in salaries and employee benefits is share-based compensation expense of $2.6 million for the year ended December 31, 2021, and $3.2 million for the year ended December 31, 2020.

Net occupancy and equipment:  Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, net of incidental rental income of excess facilities.  The increase is primarily related to the October 2021 ASBI acquisition, the December 2021 Security acquisition, and the full year effect of the two additional locations related to the October 2020 Almena acquisition.

Data processing:  The increase was principally due to increased software license expenses of $1.1 million, $717 thousand in data processing/debit card expense and online account processing expenses of $417 thousand.

Professional fees:  The increase of $431 thousand was principally due to increases in attorney fees of $454 thousand and consulting services of $384 thousand, partially offset by a decrease in accounting fees of $353 thousand.

Other real estate owned:  As detailed in “NOTE 5 – OTHER REAL ESTATE OWNED” in the Notes to Consolidated Financial Statements, other real estate owned expenses, including provision for unrealized losses, were $1.3 million, partially offset by gains on sale and transfer to other real estate of $1.0 million and income from other real estate owned properties of $473 thousand, for the year ended December 31, 2021. For the year ended December 31, 2020, other real estate owned expenses including provision for unrealized losses, were $3.3 million, partially offset by gains on the sale of other real estate of $835 thousand and income from other real estate owned properties of $201 thousand.

Other:  Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, limited partnership tax credits and provision for unfunded commitments.

Merger expenses:  Merger expenses include legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks.  Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses.  During 2021, the company incurred merger expenses of $237 thousand related to the Almena acquisition, $8.7 million related to the ASBI acquisition and $289 thousand related to the Security acquisition.  For the year ended December 31, 2020, merger expenses of $299 thousand are related to the Almena acquisition.

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

The Company’s non-interest expense, less goodwill impairment, to net interest income plus non-interest income increased from the period ended December 31, 2020, to December 31, 2021, primarily due to net interest income plus non-interest income increasing at a lower rate than non-interest expense less goodwill impairment, as discussed in “Results of Operations – Non-GAAP Financial Measures.” The efficiency ratio decreased during the same time period due to non-interest expense, excluding goodwill impairment and merger expenses, increasing at a lower proportional rate than net interest income and non-interest income, excluding net gains on security transactions and gain on acquisition, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Year ended December 31, 2021, compared with year ended December 31, 2020

The effective income tax rate for the year ended December 31, 2021, was 18.5% as compared to the U.S. statutory rate of 21.0%.  The effective income tax rate for the year ended December 31, 2020, was (0.5)% as compared to the U.S. statutory rate of 21.0%.  As detailed in “NOTE 15 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rates differed from the U.S. statutory rates primarily due to non-taxable income, non-deductible expenses, non-deductible goodwill and tax credits.  The Company made an investment in solar tax credits during the year ended December 31, 2021, which materially affected the effective income tax rate for the period.

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

Financial Condition

Overview

Our total assets increased $1.12 billion, or 28.0%, from $4.01 billion at December 31, 2020, to $5.14 billion at December 31, 2021.  The increase in total assets was primarily from increases in securities of $455.6 million, loans of $549.3 million and other assets of $67.4 million. Our total liabilities increased $1.03 billion, or 28.6%, from $3.61 billion at December 31, 2020, to $4.64 billion at December 31, 2021.  The increase in total liabilities was from increases in total deposits of $972.4 million, other liabilities of $28.3 million and subordinated debt of $8.2 million, somewhat offset by decreases in FHLB advances of $10.1 million. Our total stockholders’ equity increased $93.0 million, or 22.8%, from $407.6 million at December 31, 2020, to $500.6 million at December 31, 2021.

Loan Portfolio

Loans are the largest category of earning assets and typically provide higher yields than other types of earning assets.  Excluding the acquired loan balances at year end, gross loans held for investment increased by $165.5 million, or 6.4%, compared with December 31, 2020.  Growth consisted of $133.3 million, or 11.2%, from commercial real estate, $10.4 million, or 11.0%, from agricultural, $219.9 million, or 57.6%, from residential real estate, $25.8 million, or 44.0%, from consumer, and $3.1 million, or 2.3%, from agricultural real estate, offset by a decrease of $227.0 million, or 30.9%, from commercial and industrial.  We also had a decrease in loans classified as held for sale of $8.2 million, or 66.0%, from December 31, 2020.

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City and Tulsa MSAs, as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma.  Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.  As of December 31, 2021, the only industry with a concentration of loans in excess of 10% of total loans was the hospitality industry, comprising 11.5% of total loans excluding SBA PPP.

At December 31, 2021, gross total loans were 71.5% of deposits and 61.5% of total assets.  At December 31, 2020, gross total loans were 75.5% of deposits and 64.9% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2021		2020		2019
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$567,497	18.0%	$734,495	28.3%	$592,052	23.2%
Real estate loans:
Commercial real estate	1,486,148	47.1%	1,188,696	45.9%	1,158,022	45.3%
Residential real estate	638,087	20.2%	381,958	14.7%	503,439	19.7%
Agricultural real estate	198,330	6.3%	133,693	5.2%	141,868	5.5%
Total real estate loans	2,322,565	73.6%	1,704,347	65.8%	1,803,329	70.5%
Agricultural	166,975	5.3%	94,322	3.6%	92,893	3.6%
Consumer	98,590	3.1%	58,532	2.3%	68,378	2.7%
Total loans held for investment	$3,155,627	94.7%	$2,591,696	96.4%	$2,556,652	96.4%
Total loans held for sale	$4,214	100.0%	$12,394	100.0%	$5,933	100.0%
Total loans held for investment (net of allowances)	$3,107,262	100.0%	$2,557,987	100.0%	$2,544,420	100.0%

Commercial and industrial:  Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital or meet other financing needs of the business.

Commercial real estate:  Commercial real estate loans include all loans secured by nonfarm nonresidential properties and multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.  Of the $297.5 million in growth during 2021, $164.1 million, or 55.2%, was a result of loans acquired through acquisitions.

Residential real estate:  Residential real estate loans include loans secured by primary or secondary personal residences.  Acquisitions added $36.3 million in residential real estate loans during the year ended December 31, 2021.  During 2021, we purchased six pools of residential real estate mortgage loans totaling $363.9 million.  Pools of mortgages are occasionally purchased to expand our loan portfolio and provide additional loan income.

Agricultural real estate, Agricultural, Consumer and other:  Agricultural real estate loans are loans related to farmland. Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  Consumer loans are generally secured by consumer assets but may be unsecured.  The ASBI and Security acquisitions added $62.2 million in agricultural, $61.5 million in agricultural real estate, and $14.3 million in consumer loans during the year ended December 31, 2021.  These three loan types represent 14.7% of our overall loan portfolio.

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2021, and December 31, 2020, are summarized in the following tables.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2021
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$172,409	$300,312	$88,124	$6,652	$567,497
Real Estate:
Commercial real estate	247,339	834,277	355,479	49,053	1,486,148
Residential real estate	6,594	14,066	136,994	480,433	638,087
Agricultural real estate	53,703	83,861	47,176	13,590	198,330
Total real estate	307,636	932,204	539,649	543,076	2,322,565
Agricultural	113,138	41,003	6,809	6,025	166,975
Consumer	36,714	40,361	18,352	3,163	98,590
Total	$629,897	$1,313,880	$652,934	$558,916	$3,155,627
Loans with a predetermined fixed interest rate	$258,334	$875,796	$235,609	$334,122	$1,703,861
Loans with an adjustable/floating interest rate	371,563	438,084	417,325	224,794	1,451,766
Total	$629,897	$1,313,880	$652,934	$558,916	$3,155,627

	As of December 31, 2020
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$157,313	$487,729	$87,979	$1,474	$734,495
Real Estate:
Commercial real estate	220,286	645,661	288,248	34,501	1,188,696
Residential real estate	5,048	9,848	85,123	281,939	381,958
Agricultural real estate	50,527	56,514	19,381	7,271	133,693
Total real estate	275,861	712,023	392,752	323,711	1,704,347
Agricultural	62,804	25,911	2,914	2,693	94,322
Consumer	13,804	37,599	5,616	1,513	58,532
Total	$509,782	$1,263,262	$489,261	$329,391	$2,591,696
Loans with a predetermined fixed interest rate	$261,736	$896,899	$193,889	$97,760	$1,450,284
Loans with an adjustable/floating interest rate	248,046	366,363	295,372	231,631	1,141,412
Total	$509,782	$1,263,262	$489,261	$329,391	$2,591,696

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	As of December 31,
	2021	2020	2019
		(Dollars in thousands)
Nonaccrual loans	$29,361	$43,689	$38,379
Accruing loans 90 or more days past due	256	143	—
Restructured loans-accruing	—	—	—
OREO acquired through foreclosure, net	7,582	10,698	8,293
Other repossessed assets	28,799	67	236
Total nonperforming assets	$65,998	$54,597	$46,908
Ratios:
Nonperforming assets to total assets	1.28%	1.36%	1.19%
Nonperforming assets to total loans plus OREO	2.09%	2.10%	1.83%

Nonperforming assets (“NPAs”) include loans on nonaccrual status, accruing loans 90 or more days past due, restructured loans, other real estate acquired through foreclosure and other repossessed assets.

The nonperforming loans at December 31, 2021, consisted of 176 separate credits and 137 separate borrowers.  We had nine nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2021.  Of the increase in nonperforming assets, $2.5 million was a result of the ASBI acquisition.  There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio.  We have established underwriting guidelines to be followed by lenders and we also monitor delinquency levels for any negative or adverse trends.  There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Regulatory Loan Classification

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At December 31, 2021, the Company had $72.5 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $52.3 million at December 31, 2020.

For additional information about the risk category by class of loans see “NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Notes to Consolidated Financial Statements. At December 31, 2021, loans considered unclassified increased to 96.8% of total loans from 96.3% of total loans at December 31, 2020.

Risk Category of Loans by Class

	As of December 31, 2021
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$530,783	$36,714	$567,497
Real estate:
Commercial real estate	1,454,547	31,601	1,486,148
Residential real estate	632,974	5,113	638,087
Agricultural real estate	184,428	13,902	198,330
Total real estate	2,271,949	50,616	2,322,565
Agricultural	152,498	14,477	166,975
Consumer	98,267	323	98,590
Total	$3,053,497	$102,130	$3,155,627

	As of December 31, 2020
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$674,392	$60,103	$734,495
Real estate:
Commercial real estate	1,171,961	16,735	1,188,696
Residential real estate	378,868	3,090	381,958
Agricultural real estate	125,425	8,268	133,693
Total real estate	1,676,254	28,093	1,704,347
Agricultural	86,629	7,693	94,322
Consumer	58,253	279	58,532
Total	$2,495,528	$96,168	$2,591,696

At December 31, 2021, the Company had $36.3 million, or 1.2%, of total loans excluding PPP loans participating in the payment deferral program.  For additional information see “NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Notes to Consolidated Financial Statements.

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

Purchased credit deteriorated loans:  Please see “Critical Accounting Policies – Allowance for Credit Losses” for additional discussion of our purchased credit deteriorated loans policy.  In accordance with ASC 326, the credit impairment mark on acquired loans was reclassified from loans to the allowance for credit losses, effective January 1, 2021.  After adoption of the standard, the allowance for credit losses is increased by the reserve calculated on newly acquired purchased credit deteriorated assets at the date of acquisition.  Subsequent changes to the allowance on these loans are recorded through the provision for loan losses.  For additional information about our purchased credit deteriorated loans see “NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Notes to Consolidated Financial Statements.

 Analysis of allowance for credit losses:  At December 31, 2021, the allowance for credit losses totaled $48.4 million, or 1.53% of total loans.  At December 31, 2020, the allowance for loan losses totaled $33.7 million, or 1.30% of total loans.

The Company adopted CECL effective January 1, 2021.  The adoption resulted in increases in the allowance for credit losses (“ACL”) on loans held for investment of $15,732, an ACL for unfunded commitments of $838, a deferred tax asset of $4,167, a reclassification of purchased-impaired discounts from loans to ACL of $10,438 and a decrease in retained earnings of $12,403.  For additional information about the adoption of CECL see “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements.

The allowance for credit losses on loans collectively evaluated totaled $34.3 million, or 1.14%, of the $3.1 billion in loans collectively evaluated at December 31, 2021, compared to an allowance for loan losses of $23.2 million, or 0.92%, of the $2.54 billion in loans collectively evaluated at December 31, 2020, and an allowance for loan losses of $11.0 million, or 0.44%, of the $2.50 billion in loans collectively evaluated at December 31, 2019.  The increase in allowance as a percentage of total loans and of loans collectively evaluated from December 31, 2020, to December 31, 2021, was driven by the CECL which introduced a life of loan concept to the calculation and resulted in a significant increase in reserves as previously indicated.  Following adoption, the level of reserve has declined due primarily to improving economic circumstances in the markets in which the Company operates as we continue to move away from the peak of the pandemic partially offset by increasing estimated exposure at default, loss experience within our historical loss calculation and extension of expected life of the underlying portfolio.

Net losses as a percentage of average loans was 0.30% for the twelve months ended December 31, 2021, as compared to 0.10% for the twelve months ended December 31, 2020, and 0.68% for the twelve months ended December 31, 2019.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses

(Dollars in thousands)

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Total loans outstanding	1,486,148	567,497	638,087	198,330	166,975	98,590	3,155,627
Net charge-offs	(129)	7,870	(52)	473	(21)	504	8,645
Average loan balance	1,317,750	714,561	491,747	153,607	108,276	88,383	2,874,324
Non-accrual loan balance	6,833	6,557	5,075	4,398	6,175	323	29,361
Loans to total loans outstanding	47.1%	18.0%	20.2%	6.3%	5.3%	3.1%	100.0%
ACL to total loans	1.5%	2.2%	0.9%	1.1%	2.2%	2.1%	1.5%
Net charge-offs to average loans	—%	1.1%	—%	0.3%	—%	0.6%	0.3%
Non-accrual loans to total loans	0.5%	1.2%	0.8%	2.2%	3.7%	0.3%	0.9%
ACL to non-accrual loans	329.0%	186.8%	109.6%	50.8%	60.8%	646.4%	164.7%

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Total loans outstanding	1,188,696	734,495	381,958	133,693	94,322	58,532	2,591,696
Net charge-offs	219	1,248	401	173	3	734	2,778
Average loan balance	1,190,097	763,971	443,312	133,813	88,206	70,064	2,689,463
Non-accrual loan balance	7,582	23,457	2,955	4,111	5,312	272	43,689
Loans to total loans outstanding	45.9%	28.3%	14.7%	5.2%	3.6%	2.3%	100.0%
ACL to total loans	0.8%	1.7%	1.2%	0.7%	0.8%	10.3%	1.3%
Net charge-offs to average loans	—%	0.2%	0.1%	0.1%	—%	1.0%	0.1%
Non-accrual loans to total loans	0.6%	3.2%	0.8%	3.1%	5.6%	0.5%	1.7%
ACL to non-accrual loans	118.9%	53.1%	154.3%	22.0%	14.3%	2213.2%	77.2%

December 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses	$3,919	$3,061	$2,676	$608	$546	$1,422	$12,232
Total loans outstanding	1,158,022	592,052	503,439	141,868	92,893	68,378	2,556,652
Net charge-offs	2,053	13,839	585	(4)	1,035	68	17,576
Average loan balance	1,224,804	567,215	513,529	140,365	85,747	70,390	2,602,050
Non-accrual loan balance	6,913	16,906	8,013	4,807	1,359	381	38,379
Loans to total loans outstanding	45.3%	23.2%	19.7%	5.5%	3.6%	2.7%	100.0%
ACL to total loans	0.3%	0.5%	0.5%	0.4%	0.6%	2.1%	0.5%
Net charge-offs to average loans	0.2%	2.4%	0.1%	—%	1.2%	0.1%	0.7%
Non-accrual loans to total loans	0.6%	2.9%	1.6%	3.4%	1.5%	0.6%	1.5%
ACL to non-accrual loans	56.7%	18.1%	33.4%	12.6%	40.2%	373.2%	31.9%

(1)	Excluding loans held for sale.

          Management believes that the allowance for credit losses at December 31, 2021, is adequate to cover current expected losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2021.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At December 31, 2021, securities represented 25.8% of total assets compared with 21.7% at December 31, 2020.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	December 31,
	2021		2020
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$124,898	$123,407	$996	$1,023
U.S. Treasury securities	157,289	155,602	4,024	4,025
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,584	664,887	630,485	651,425
Private label residential mortgage-backed securities	173,717	171,688	44,302	44,178
Corporate	52,555	53,777	52,503	53,650
Small Business Administration loan pools	16,568	16,475	1,226	1,270
State and local subdivisions	138,404	141,606	111,865	116,256
Total available-for-sale securities	$1,325,015	$1,327,442	$845,401	$871,827

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2021, and December 31, 2020.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2021
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$1,001	2.78%	$29,524	0.50%	$84,810	1.37%	$8,072	1.89%	$123,407	1.21%
U.S. Treasury securities	—	—%	48,008	1.14%	107,594	1.10%	—	—%	$155,602	1.11%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	69,734	1.35%	211,965	1.65%	383,188	2.05%	$664,887	1.85%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	171,688	1.62%	$171,688	1.62%
Corporate	—	—%	—	—%	53,777	4.18%	—	—%	$53,777	4.18%
Small Business Administration loan pools	—	—%	—	—%	9,669	0.93%	6,806	1.76%	$16,475	1.27%
State and political subdivisions(1)	7,259	2.60%	21,038	2.43%	44,640	2.26%	68,669	2.36%	$141,606	2.35%
Total available-for-sale securities	8,260	2.62%	168,304	1.28%	512,455	1.79%	638,423	1.96%	1,327,442	1.81%
Total debt securities	$8,260	2.62%	$168,304	1.28%	$512,455	1.79%	$638,423	1.96%	$1,327,442	1.81%
(1)	The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2020
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after ten years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$—	—%	$1,023	2.78%	$—	—%	$—	—%	$1,023	2.78%
U.S. treasury securities	4,025	0.14%	—	—%	—	—%	—	—%	$4,025	0.14%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	5	5.77%	2,093	3.26%	101,352	2.12%	547,975	2.10%	$651,425	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	44,178	0.23%	$44,178	0.23%
Corporate	5,050	2.17%	—	—%	48,600	4.25%	—	—%	$53,650	4.05%
Small Business Administration loan pools	—	—%	—	—%	—	—%	1,270	2.38%	$1,270	2.38%
State and political subdivisions(1)	3,765	2.41%	26,679	2.45%	24,212	2.93%	61,600	3.17%	$116,256	2.93%
Total available-for-sale securities	12,845	1.61%	29,795	2.52%	174,164	2.83%	655,023	2.07%	871,827	2.23%
Total debt securities	$12,845	1.61%	$29,795	2.52%	$174,164	2.83%	$655,023	2.07%	$871,827	2.23%
(1)	The calculated yield is not calculated on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At December 31, 2021, and December 31, 2020, 66.3% and 85.1% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 4.4 years and 2.5 years and a modified duration of 4.1 years and 2.4 years.

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

The following table shows our composition of deposits at December 31, 2021, 2020 and 2019.

Composition of Deposits

	December 31,
	2021		2020		2019		2021 vs. 2020		2020 vs. 2019
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Change	%	Change	%
	(Dollars in thousands)
Non-interest-bearing demand	$1,244,117	28.1%	$791,639	22.9%	$481,298	15.7%	$452,478	57.2%	$310,341	64.5%
Interest-bearing demand and NOW accounts	1,202,408	27.2%	1,016,424	29.5%	703,048	23.0%	185,984	18.3%	313,376	44.6%
Savings and money market	1,319,881	29.9%	1,012,673	29.4%	1,046,000	34.1%	307,208	30.3%	(33,327)	(3.2)%
Time	653,598	14.8%	626,854	18.2%	833,170	27.2%	26,744	4.3%	(206,316)	(24.8)%
Total deposits	$4,420,004	100.0%	$3,447,590	100.0%	$3,063,516	100.0%	$972,414	28.2%	$384,074	12.5%

The following tables show deposits assumed in 2021 acquisitions, as of the time of such acquisitions.

	ASBI Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$254,944	38.1%
Interest-bearing demand and NOW accounts	95,023	14.2%
Savings and money market	221,187	33.1%
Time	97,695	14.6%
Total deposits	$668,849	100.0%

	Security Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$19,724	26.3%
Interest-bearing demand and NOW accounts	13,713	18.3%
Savings and money market	26,132	34.8%
Time	15,509	20.6%
Total deposits	$75,078	100.0%

The following table shows deposits assumed in 2020 acquisitions, as of the time of such acquisitions.

	Almena Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$11,737	18.8%
Interest-bearing demand and NOW accounts	6,238	10.0%
Savings and money market	5,835	9.3%
Time	38,662	61.9%
Total deposits	$62,472	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2021, 2020 and 2019.

Average Deposit Balances and Average Rate Paid

	December 31,
	2021		2020		2019
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand	$1,021,261	—%	$678,713	—%	$478,638	—%
Interest-bearing demand and NOW accounts	1,032,938	0.21%	805,651	0.39%	683,180	1.19%
Savings and money market	1,129,869	0.14%	989,457	0.28%	1,016,772	1.27%
Time	625,562	0.73%	704,921	1.52%	967,803	2.06%
Total deposits	$3,809,630		$3,178,742		$3,146,393

Included in interest-bearing demand deposits are Insured Cash Sweep (“ICS”) reciprocal demand deposit balances of $308.4 million at December 31, 2021, $256.0 million at December 31, 2020, and $43.8 million at December 31, 2019.  Also included in savings and money market deposits at December 31, 2021, 2020, and 2019, are ICS reciprocal money-market deposit balances of $52.2 million, $23.7 million, and $20.0 million.  These balances represent customer funds placed in ICS that allow Equity Bank to break large demand and money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit.  These deposits are placed in ICS, but are Equity Bank’s customer relationships that management views as core funding.

Included in time deposits are Certificate of Deposit Account Registry Service (“CDARS”) program balances of $3.0 million, $14.9 million, and $9.5 million at December 31, 2021, 2020, and 2019.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lessor of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $250,000 or more as of December 31, 2021, and December 31, 2020.

	December 31,
	2021	2020
	(Dollars in thousands)
3 months or less	$88,969	$49,240
Over 3 through 6 months	115,063	35,646
Over 6 through 12 months	14,047	41,603
Over 12 months	15,381	44,067
Total Time Deposits	$233,460	$170,556

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowing and long-term borrowing consist of funds from the FHLB, federal funds purchased and retail repurchase agreements, a bank stock loan and subordinated debt. The Company continually has short-term borrowings which are disclosed in “NOTE 11 – BORROWINGS” and “NOTE 12 – SUBORDINATED DEBT.”

Federal funds purchased and retail repurchase agreements:  We have available federal funds lines of credit with our correspondent banks.  Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers.  Retail repurchase agreements are stated at the amount of cash received in connection with the transaction.  We do not account for any of our retail repurchase agreements as sales for accounting purposes in our financial statements.  Retail repurchase agreements with banking customers are settled on the following business day.  See “NOTE 11 – BORROWINGS” in the Notes to Consolidated Financial Statements for additional information.

FHLB advances:  FHLB advances include both draws against our line of credit and fixed rate term advances.  Each term advance is payable in full at its maturity date and contains provision for prepayment penalties.  The Company acquired $14.4 million in FHLB term advances in the October 2021 ASBI merger, all of which have subsequently been repaid.  Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements.  See “NOTE 11 – BORROWINGS” in the Notes to Consolidated Financial Statements for additional information.

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

Subordinated debentures:  In conjunction with the 2012 acquisition of First Community, we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII,” respectively).  In conjunction with the 2016 acquisition of Community First Bancshares, Inc., we assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary that is controlled by us, Community First (AR) Statutory Trust I, (“CFSTI”).  In conjunction with the 2021 acquisition of ASBI, we assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary that is controlled by us, American State Bank Statutory Trust I, (“ASBSTI”).  For additional information, see “NOTE 12 – SUBORDINATED DEBT” in the Notes to Consolidated Financial Statements.

Subordinated notes:  In 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold a total of $75.0 million in aggregate principal amounts of its 7.00% Fixed-to-Floating Rate Subordinated Notes due in 2030.  For additional information, see “NOTE 12 – SUBORDINATED DEBT” in the Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

Liquidity

Market and public confidence in our financial strength and financial institutions, in general, will largely determine access to appropriate levels of liquidity.  This confidence is significantly dependent on our ability to maintain sound asset quality and appropriate levels of capital reserves.

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

During the years ended December 31, 2021, 2020 and 2019, our liquidity needs have primarily been met by core deposits, security and loan maturities and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit, subordinated notes and borrowings from the FHLB.

Our largest sources of funds are deposits, fed funds sold, retail repurchase agreements, and subordinated debt, and our largest uses of funds are the origination or purchases of loans and securities purchases.  Average loans were $2.88 billion for the year ended December 31, 2021, an increase of 6.9% over average loans of $2.70 billion for the year ended December 31, 2020.  Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 4.8 years and a modified duration of 4.5 years at December 31, 2021.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base, FHLB advances and other borrowing relationships.  On March 13, 2017, the Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $30.0 million, which was subsequently amended on March 11, 2019, to increase the maximum borrowing facility to $40.0 million.  This agreement was renewed and amended on February 11, 2022, to decrease the maximum borrowing amount from $40.0 million to $25.0 million. This agreement, which is secured by Equity Bank stock, can be used to fund future acquisitions and for general corporate purposes.  There was no outstanding balance on this borrowing facility for the period ending December 31, 2021.

Cash Flow Overview

During 2021, operating and financing activities provided $102.7 million and $191.9 million of liquidity, respectively, which was partially offset by investing activities use of $315.3 million of cash assets, ultimately decreasing total cash and cash equivalents by $20.7 million. The cash usage in investing activities was driven mostly by purchases of securities of $785.3 million, partially offset by proceeds from securities of $472.9 million. The cash provided by financing activities was primarily due to increases in deposits of $228.5 million, offset by net payments on FHLB advances of $24.5 million and purchases of treasury stock of $18.7 million.

During 2020, operating activities provided $43.6 million of liquidity, investing activities infused $96.0 million of cash assets and financing activities generated $51.8 million of additional funds, ultimately increasing total cash and cash equivalents by $191.4 million.  The cash provided by investing activities came primarily from $66.9 million of net proceeds from securities transactions and $25.9 million of net cash received from the Almena acquisition.  The cash provided by financing activities was principally due to a $321.5 million increase in deposits and $75.0 million from subordinated note originations, partially offset by a $314.2 million reduction in FHLB borrowings, treasury stock purchases of $19.3 million and a $9.0 million net payoff of the bank stock loan.

For information related to cash flow during 2019, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 10, 2020.

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

Future Debt Repayments

In the normal course of business, we enter into short-term and long-term debt obligations resulting in commitments to make future payments. For additional information see “NOTE 11 – BORROWINGS” and “NOTE 12 – SUBORDINATED DEBT.”

Capital Resources

Capital management consists of providing equity to support our current and future operations.  The bank regulators view capital levels as important indicators of an institution’s financial soundness.  As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold.  As a bank holding company and a state chartered Fed member bank, the Company and Equity Bank are subject to regulatory capital requirements.

Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes, as of December 31, 2021, and December 31, 2020, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of December 31, 2021, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The total increase in stockholders’ equity of $93.0 million was principally attributable to the ASBI merger, which increased capital by $84.7 million, and total comprehensive income of $34.5 million, partially offset by a retained earnings adjustment related to ASC 326 implementation of $12.4 million and treasury stock purchases of $18.7 million.  For additional information about the Company’s capital see “NOTE 16 – REGULATORY MATTERS” in Notes to Consolidated Financial Statements.

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

Tangible Book Value per Common Share and Tangible Book Value Per Diluted Common Share:  Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles, net of accumulated amortization, mortgage servicing asset, net of accumulated amortization, and naming rights, net of accumulated amortization; (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding; and (c) tangible book value per diluted common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding plus the period-end dilutive effects of vested restricted stock units, the assumed exercise of stock options, redemption of non-vested restricted stock units, and pending employee stock purchase plan shares at period end.  For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value.

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

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands, except share data)
Total stockholders’ equity	$500,631	$407,649	$478,060	$455,941	$374,144
Less: goodwill	54,465	31,601	136,432	131,712	104,907
Less: core deposit intangibles, net	14,879	16,057	19,907	21,725	10,738
Less: mortgage servicing asset, net	276	—	5	11	17
Less: naming rights, net	1,087	1,130	1,174	1,217	1,260
Tangible common equity	$429,924	$358,861	$320,542	$301,276	$257,222
Common shares outstanding at period end	16,760,115	14,540,556	15,444,434	15,793,095	14,605,607
Diluted common shares outstanding at period end	17,050,115	14,540,556	15,719,810	16,085,729	14,873,257
Book value per common share	$29.87	$28.04	$30.95	$28.87	$25.62
Tangible book value per common share	$25.65	$24.68	$20.75	$19.08	$17.61
Tangible book value per diluted common share	$25.22	$24.68	$20.39	$18.73	$17.29

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

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Total stockholders’ equity	$500,631	$407,649	$478,060	$455,941	$374,144
Less: goodwill	54,465	31,601	136,432	131,712	104,907
Less: core deposit intangibles, net	14,879	16,057	19,907	21,725	10,738
Less: mortgage servicing asset, net	276	—	5	11	17
Less: naming rights, net	1,087	1,130	1,174	1,217	1,260
Tangible common equity	$429,924	$358,861	$320,542	$301,276	$257,222
Total assets	$5,137,631	$4,013,356	$3,949,578	$4,061,716	$3,170,509
Less: goodwill	54,465	31,601	136,432	131,712	104,907
Less: core deposit intangibles, net	14,879	16,057	19,907	21,725	10,738
Less: mortgage servicing asset, net	276	—	5	11	17
Less: naming rights, net	1,087	1,130	1,174	1,217	1,260
Tangible assets	$5,066,924	$3,964,568	$3,792,060	$3,907,051	$3,053,587
Equity / assets	9.74%	10.16%	12.10%	11.23%	11.80%
Tangible common equity to tangible assets	8.48%	9.05%	8.45%	7.71%	8.42%

Return on Average Tangible Common Equity:  Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on amortization of intangible assets (tax rates used in this calculation were 21% for 2021, 2020, 2019 and 2018; 35% for 2017) (c) return on average tangible common equity as adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Total average stockholders’ equity	$446,795	$464,608	$463,445	$420,453	$293,798
Less: average intangible assets	50,831	130,329	158,410	139,131	76,320
Average tangible common equity	$395,964	$334,279	$305,035	$281,322	$217,478
Net income (loss) allocable to common stockholders	$52,480	$(74,970)	$25,579	$35,825	$20,649
Plus: goodwill impairment, net of actual tax effect	—	99,526	—	—	—
Amortization of intangible assets	4,242	3,898	3,218	2,492	1,070
Less: estimated tax effect on intangible asset amortization	891	819	676	523	375
Adjusted net income allocable to common stockholders	$55,831	$27,635	$28,121	$37,794	$21,344
Return on average equity (ROAE)	11.75%	(16.14)%	5.52%	8.52%	7.03%
Return on average tangible common equity (ROATCE)	14.10%	8.27%	9.22%	13.43%	9.81%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	December 31,
	2021	2020	2019	2018	2017
	(Dollars in thousands)
Non-interest expense	$119,465	$208,990	$99,635	$94,387	$67,463
Less: goodwill impairment	—	104,831	—	—	—
Less: merger expenses	9,189	299	915	7,462	5,352
Less: loss on debt extinguishment	372	—	—	—	—
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$109,904	$103,860	$98,720	$86,925	$62,111
Net interest income	$142,579	$132,652	$125,858	$124,798	$86,002
Non-interest income	$32,842	$26,023	$24,988	$19,725	$15,440
Less: gain on acquisition	585	2,145	—	—	—
Less: net gains (losses) from securities transactions	406	11	14	(9)	271
Non-interest income, excluding net gains (losses) from security transactions and gain on acquisition	$31,851	$23,867	$24,974	$19,734	$15,169
Non-interest expense, less goodwill impairment, to net interest income plus non-interest income	68.10%	65.64%	66.05%	65.31%	66.50%
Efficiency Ratio	63.01%	66.36%	65.45%	60.14%	61.39%

Item 7A: Quantitative and Qualitative Disclosure About Market Risk

Our asset liability policy provides guidelines to management for effective funds management, and management has established a measurement system for monitoring net interest rate sensitivity position within established guidelines.

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

We manage exposure to interest rates by structuring the balance sheet in the ordinary course of business.  We have the ability to enter into instruments such as leveraged derivatives, interest rate swaps, financial options, financial future contracts or forward delivery contracts for the purpose of reducing interest rate risk; however, currently, we do not have a material exposure to these instruments.  We also have the ability to enter into interest rate swaps as an accommodation to our customers in connection with an interest rate swap program.  Based upon the nature of its operations, we are not subject to foreign exchange or commodity price risk.  We do not own any trading assets.

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

The change in the impact of net interest income from the base case for December 31, 2021 and 2020 was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; the variable rate subordinated debentures, and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below.  In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage-backed securities; assumed prepayment of existing fixed rate loans receivable; the downward pricing of variable rate loans receivable; the constraint of the shock on non-term deposits; and the level of term deposit repricing.  Our mortgage-backed security portfolio is primarily comprised of fixed rate investments and as rates decrease, the level of prepayments will increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage-backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2021 and 2020, is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities.  However, due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits.  At December 31, 2021, non-interest-bearing deposits were approximately $1.24 billion, or 57.2%, higher than that deposit type at December 31, 2020.  Substantially all investments and approximately 54.0% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

The following table summarizes the simulated immediate change in net interest income for twelve months as of the dates indicated.

Market Risk

	Impact on Net Interest Income
	December 31,
Change in prevailing interest rates	2021	2020
+300 basis points	(4.4)%	(1.2)%
+200 basis points	(2.4)%	0.4%
+100 basis points	(1.0)%	1.0%
0 basis points	—%	—%
-100 basis points	(4.4)%	(2.3)%

	Impact on Economic Value of Equity
	December 31,
Change in prevailing interest rates	2021	2020
+300 basis points	(2.8)%	12.8%
+200 basis points	0.7%	14.4%
+100 basis points	2.7%	9.2%
0 basis points	—%	—%
-100 basis points	(14.8)%	(21.2)%

Item 8: Financial Statements and Supplementary Data

Our financial statements and accompanying notes, including the Report of Independent Registered Public Accounting Firm, are set forth beginning on page F-1 of this Annual Report on Form 10-K.

Audited Financial Statements

In the last three years, The Company has not had any retroactive change to historical quarterly data.

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

As of December 31, 2021, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013.  Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2021.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, has been audited by Crowe LLP, Indianapolis, Indiana, (U.S. PCAOB Auditor Firm I.D. 173), the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K.  Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2021, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.

Item 9B: Other Information

None

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

Part III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held in April 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held in April 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held in April 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held in April 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be held in April 2022, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

4.2*	Description of Registrant’s Securities.

4.3

Indenture, dated as of June 29, 2020, by and between Equity Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

4.4	Form of 7.00% Fixed-to-Floating Rate Subordinated Note due 2030 (incorporated by reference to Exhibit 4.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

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

10.4†*

Amended and Restated Employment Agreement, dated November 1, 2021, between Equity Bank, Equity Bancshares, Inc. and Brad S. Elliott. Exhibit is being refiled to include a corrected Appendix A to the agreement which inadvertently omitted certain information from the original filing.

10.5†*

Amended and Restated Employment Agreement, dated November 1, 2021, among Equity Bank, Equity Bancshares, Inc. and Gregory H. Kossover. Exhibit is being refiled to include a corrected Appendix A to the agreement which inadvertently omitted certain information from the original filing.

Exhibit No.	Description

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

10.9†

Amended and Restated Employment Agreement, dated November 1, 2021, between Equity Bank, Equity Bancshares, Inc. and Julie Huber (incorporated by reference to Exhibit 10.4 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2021).

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

10.12†

Employment Agreement, dated November 1, 2021, among Equity Bank and Craig L. Anderson, (incorporated by reference to Exhibit 10.3 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2021).

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

Exhibit No.	Description
10.19† 10.20

Employment Agreement, dated November 1, 2021, between Equity Bank, Equity Bancshares, Inc. and Brett A. Reber (incorporated by reference to Exhibit 10.5 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2021).

Fifth Amendment to Loan and Security Agreement, dated February 11, 2022, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on February 18, 2022).

21.1*	List of Subsidiaries of Equity Bancshares, Inc.

23.1*	Consent of Crowe LLP.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Item 16: Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 9, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 9, 2022
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Eric R. Newell	Executive Vice President and Chief Financial	March 9, 2022
Eric R. Newell	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory H. Kossover	Director, Executive Vice President and Chief	March 9, 2022
Gregory H. Kossover	Operating Officer

*	Director	March 9, 2022
Gary C. Allerheiligen

*	Director	March 9, 2022
James L. Berglund

*	Director	March 9, 2022
Junetta M. Everett

*	Director	March 9, 2022
Gregory L. Gaeddert

*	Director	March 9, 2022
Benjamen M. Hutton

*	Director	March 9, 2022
R. Renee Koger

*	Director	March 9, 2022
Jerry P. Maland

*	Director	March 9, 2022
Shawn D. Penner

*	Director	March 9, 2022
Leon H. Borck

*	Director	March 9, 2022
Kevin E. Cook

*By: /s/ Eric R. Newell
Attorney-in-Fact
March 9, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Equity Bancshares, Inc.

Wichita, Kansas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company has changed its method of accounting for credit losses effective January 1, 2021 due to the adoption of Financial Accounting Standards Board Accounting Standards Codification No. 326, Financial Instruments – Credit Losses (ASC 326). The Company adopted the new credit loss standard using the modified retrospective method such that prior period amounts are not adjusted and continue to be reported in accordance with previously applicable generally accepted accounting principles.  The adoption of ASC 326 is also communicated as a critical audit matter below.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses on Loans

As described in Notes 1 and 4 to the financial statements and noted in the Change in Accounting Principle paragraph above, the Company adopted ASC 326, Financial Instruments – Credit Losses as of January 1, 2021. The current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The Company recorded a net reduction to retained earnings of $12.4 million as a cumulative-effect adjustment as a result of the adoption of the standard on January 1, 2021. See change in accounting principle explanatory paragraph above. As of December 31, 2021, the Company’s allowance for credit losses on loans was $48.4 million and the provision for credit losses on loans was ($8.5 million) for the year then ended.

Upon adoption and in continued application of CECL, the Company measures the allowance for credit losses utilizing a probability of default (“PD”) and loss given default (“LGD”) modeling approach for historical loss. The estimated PD and LGD rates are applied to the estimated exposure at default (“EAD”) to calculate expected credit losses. The Company’s CECL model utilizes a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within the Company’s geographical footprint. The methodologies utilized to develop and implement the macroeconomic factors that drive the loss estimates use multivariate regression modeling techniques. The process involved the selection of the macroeconomic factors and the evaluation of regression analysis outputs to determine the statistical fit of the macroeconomic factors used to forecast expected credit losses. The Company also adjusts for changes in qualitative factors not inherently considered in the quantitative analyses. Following adoption, significant management judgment was required in evaluating the qualitative adjustments used in the analysis.

We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management throughout the initial adoption and subsequent application processes, including the need to involve our valuation services specialists. The principal considerations resulting in our determination included the following:

•

Significant auditor judgment and audit effort to evaluate the appropriateness of selection of the loss estimation model, appropriateness of loan segmentation, reasonableness of PD, LGD and EAD assumptions

•	Significant auditor judgment in evaluating the selection and application of the reasonable and supportable forecast of economic variables
•	Significant auditor judgment and effort were used in evaluating the qualitative adjustments used in the calculation
•	Significant audit effort related to the relevance and reliability of the high volume of data used to develop assumptions and in the model computation

The primary audit procedures we performed to address this critical audit matter included:

•

Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative adjustments and model selection and validation

•	Testing the effectiveness of controls over the relevance and reliability of loan data used in the computation of the PD models and LGD assumptions
•

Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including the development and reasonableness of qualitative adjustments and mathematical accuracy and appropriateness of the overall calculation

•

Testing the effectiveness of controls over the selection and implementation of relevant macroeconomic variables, including the review of the regression analysis output and the relevance and reliability of third-party data used

•

With the assistance of our valuation specialists, evaluating the reasonableness of assumptions and judgments related to the PD, LGD, EAD and loan segmentation, the conceptual design of the credit loss estimation models, model assumption sensitivity analysis and the adequacy of the independent model validation

•	Evaluating management’s judgments in the selection and application of reasonable and supportable forecast of economic variables
•

Substantively tested management’s process for developing the qualitative factors and assessing relevance and reliability of data used to develop factors, including evaluating management’s judgments and assumptions for reasonableness

•

Substantively testing the mathematical accuracy of the PD, LGD and EAD model on a pooled loan level with the assistance of valuation specialists, including the relevance and reliability of loan data used in the model

/s/ Crowe LLP

We have served as the Company's auditor since 2007.

Indianapolis, Indiana

March 9, 2022

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2021 and 2020

(Dollar amounts in thousands, except per share data)

	2021	2020
ASSETS
Cash and due from banks	$259,131	$280,150
Federal funds sold	823	548
Cash and cash equivalents	259,954	280,698
Interest-bearing time deposits in other banks	—	249
Available-for-sale securities	1,327,442	871,827
Loans held for sale	4,214	12,394
Loans, net of allowance for credit losses of $48,365 and $33,709	3,107,262	2,557,987
Other real estate owned, net	9,523	11,733
Premises and equipment, net	104,038	89,412
Bank-owned life insurance	120,787	77,044
Federal Reserve Bank and Federal Home Loan Bank stock	17,510	16,415
Interest receivable	18,048	15,831
Goodwill	54,465	31,601
Core deposit intangibles, net	14,879	16,057
Other	99,509	32,108
Total assets	$5,137,631	$4,013,356
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,244,117	$791,639
Total non-interest-bearing deposits	1,244,117	791,639
Savings, NOW and money market	2,522,289	2,029,097
Time	653,598	626,854
Total interest-bearing deposits	3,175,887	2,655,951
Total deposits	4,420,004	3,447,590
Federal funds purchased and retail repurchase agreements	56,006	36,029
Federal Home Loan Bank advances	—	10,144
Subordinated debt	95,885	87,684
Contractual obligations	17,692	5,189
Interest payable and other liabilities	47,413	19,071
Total liabilities	4,637,000	3,605,707
Commitments and contingent liabilities, see Notes 22 and 23
Stockholders’ equity, see Note 14
Common stock	203	174
Additional paid-in capital	478,862	386,820
Retained earnings	88,324	50,787
Accumulated other comprehensive income (loss)	1,776	19,781
Employee stock loans	—	(43)
Treasury stock	(68,534)	(49,870)
Total stockholders’ equity	500,631	407,649
Total liabilities and stockholders’ equity	$5,137,631	$4,013,356

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2021, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	2021	2020	2019
Interest and dividend income
Loans, including fees	$137,334	$134,664	$149,298
Securities, taxable	15,996	15,521	19,339
Securities, nontaxable	2,843	3,682	4,180
Federal funds sold and other	1,195	1,694	2,682
Total interest and dividend income	157,368	155,561	175,499
Interest expense
Deposits	8,255	16,582	40,914
Federal funds purchased and retail repurchase agreements	104	105	155
Federal Home Loan Bank advances	169	2,292	6,667
Federal Reserve Bank discount window	—	6	—
Bank stock loan	—	415	654
Subordinated debt	6,261	3,509	1,251
Total interest expense	14,789	22,909	49,641
Net interest income	142,579	132,652	125,858
Provision (reversal) for credit losses	(8,480)	24,255	18,354
Net interest income after provision (reversal) for credit losses	151,059	108,397	107,504
Non-interest income
Service charges and fees	8,596	6,856	8,672
Debit card income	10,236	9,136	8,230
Mortgage banking	3,306	3,153	2,468
Increase in value of bank-owned life insurance	3,506	1,941	1,998
Net gain on acquisition	585	2,145	—
Net gain (loss) from securities transactions	406	11	14
Other	6,207	2,781	3,606
Total non-interest income	32,842	26,023	24,988
Non-interest expense
Salaries and employee benefits	54,198	54,129	52,122
Net occupancy and equipment	10,137	8,784	8,674
Data processing	13,261	10,991	10,124
Professional fees	4,713	4,282	4,734
Advertising and business development	3,370	2,498	3,075
Telecommunications	1,966	1,873	2,079
FDIC insurance	1,665	2,088	1,228
Courier and postage	1,429	1,441	1,348
Free nationwide ATM cost	2,019	1,609	1,680
Amortization of core deposit intangibles	4,174	3,850	3,168
Loan expense	934	789	875
Other real estate owned	(188)	2,310	707
Merger expenses	9,189	299	915
Loss on debt extinguishment	372	—	—
Goodwill impairment	—	104,831	—
Other	12,226	9,216	8,906
Total non-interest expense	119,465	208,990	99,635
Income (loss) before income tax	64,436	(74,570)	32,857
Provision for income taxes	11,956	400	7,278
Net income (loss) and net income (loss) allocable to common stockholders	$52,480	$(74,970)	$25,579
Basic earnings (loss) per share	$3.49	$(4.97)	$1.64
Diluted earnings (loss) per share	$3.43	$(4.97)	$1.61

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2021, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	2021	2020	2019
Net income (loss)	$52,480	$(74,970)	$25,579
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(24,368)	593	5,613
Reclassification for net gains included in net income	368	—	—
Unrealized holding gain arising from the transfer of held-to-maturity securities to available-for-sale	—	25,327	—
Amortization of unrealized losses on held-to-maturity securities	—	509	903
Unrealized holding gains (losses) arising during the period on cash flow hedges	(58)	—	—
Total other comprehensive income (loss)	(24,058)	26,429	6,516
Tax effect	6,053	(6,645)	(1,652)
Other comprehensive income (loss), net of tax	(18,005)	19,784	4,864
Comprehensive income (loss)	$34,475	$(55,186)	$30,443

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2021, 2020 and 2019

(Dollar amounts in thousands, except share and per share data)

	Common Stock				Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (loss)	Treasury Stock	Employee Stock Loans	Total Stockholders’ Equity
Balance at December 31, 2018	15,793,095	$173	$379,085	$101,326	$(4,867)	$(19,655)	$(121)	$455,941
Net income	—	—	—	25,579	—	—	—	25,579
Other comprehensive income, net of tax effects	—	—	—	—	4,864	—	—	4,864
Stock-based compensation, see Note 19	9,104	—	2,870	—	—	—	—	2,870
Common stock issued upon exercise of stock options	20,402	—	371	—	—	—	—	371
Repayments on employee stock loans	—	—	—	—	—	—	44	44
Common stock issued under stock-based incentive plans	23,628	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	19,221	—	405	—	—	—	—	405
Treasury stock purchases	(421,016)	—	—	—	—	(10,867)	—	(10,867)
Cumulative effect of change in accounting principal from implementation of ASU 2017-08	—	—	—	(1,148)	—	—	—	(1,148)
Balance at December 31, 2019	15,444,434	$174	$382,731	$125,757	$(3)	$(30,522)	$(77)	$478,060
Net income	—	—	—	(74,970)	—	—	—	(74,970)
Other comprehensive income, net of tax effects	—	—	—	—	19,784	—	—	19,784
Stock-based compensation, see Note 19	17,703	—	3,473	—	—	—	—	3,473
Common stock issued upon exercise of stock options	1,150	—	20	—	—	—	—	20
Repayments on employee stock loans	—	—	—	—	—	—	34	34
Common stock issued under stock-based incentive plans	34,891	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	34,593	—	596	—	—	—	—	596
Treasury stock purchases	(992,215)	—	—	—	—	(19,348)	—	(19,348)
Balance at December 31, 2020	14,540,556	$174	$386,820	$50,787	$19,781	$(49,870)	$(43)	$407,649
Net income (loss)	—	—	—	52,480	—	—	—	52,480
Other comprehensive income, net of tax effects	—	—	—	—	(18,005)	—	—	(18,005)
Cash dividends - common stock, $0.16 per share	—	—	—	(2,493)	—	—	—	(2,493)
Dividend equivalents - restricted stock units, $0.16 per share	—	—	—	(47)	—	—	—	(47)
Stock-based compensation, see Note 19	10,242	—	2,906	—	—	—	—	2,906
Common stock issued upon exercise of stock options	247,895	3	3,845	—	—	—	—	3,848
Repayments on employee stock loans	—	—	—	—	—	—	43	43
Common stock issued under stock-based incentive plan	74,454	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	33,655	—	569	—	—	—	—	569
Cumulative effect of change in accounting principal from implementation of ASU 2016-13	—	—	—	(12,403)	—	—	—	(12,403)
ASBI merger	2,485,983	25	84,722	—	—	—	—	84,747
Treasury stock purchases	(613,756)	—	—	—	—	(18,664)	—	(18,664)
Balance at December 31, 2021	16,779,029	$203	$478,862	$88,324	$1,776	$(68,534)	$—	$500,631

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years ended December 31, 2021, 2020 and 2019

(Dollar amounts in thousands, except per share data)

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$52,480	$(74,970)	$25,579
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	2,906	3,473	2,870
Depreciation	4,186	3,726	3,565
Amortization of operating lease right-of-use asset	480	613	629
Amortization of cloud computing implementation costs	171	109	100
Provision (reversal) for credit losses	(8,480)	24,255	18,354
Goodwill impairment	—	104,831	—
Net amortization (accretion) of purchase valuation adjustments	18,001	(2,492)	(4,360)
Amortization (accretion) of premiums and discounts on securities	9,638	5,885	5,828
Amortization of intangible assets	4,242	3,898	3,218
Deferred income taxes	1,592	(11,089)	1,563
Federal Home Loan Bank stock dividends	(55)	(610)	(994)
Loss (gain) on sales and valuation adjustments on other real estate owned	(839)	1,562	68
Net loss (gain) on sales and settlements of securities	(373)	—	—
Change in unrealized (gains) losses on equity securities	(68)	(11)	(14)
Loss (gain) on disposal of premises and equipment	(18)	7	(19)
Loss (gain) on lease termination	(2)	—	(7)
Loss (gain) on sales of foreclosed assets	(36)	283	25
Loss (gain) on sales of loans	(2,804)	(2,627)	(2,062)
Originations of loans held for sale	(101,149)	(118,413)	(99,686)
Proceeds from the sale of loans held for sale	111,986	113,981	98,787
Increase in the value of bank-owned life insurance	(3,506)	(1,941)	(1,998)
Change in fair value of derivatives recognized in earnings	(336)	259	308
Gain on acquisition	(585)	(2,145)	—
Payments on operating lease payable	(608)	(701)	(760)
Net change in:
Interest receivable	1,672	478	1,649
Other assets	(6,503)	(6,253)	(3,823)
Interest payable and other liabilities	20,706	1,513	(299)
Net cash provided by operating activities	102,698	43,621	48,521
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(785,297)	(265,826)	—
Purchases of held-to-maturity securities	—	(2,754)	(154,573)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	472,894	178,502	30,633
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	—	156,963	129,349
Net change in interest-bearing time deposits in other banks	249	2,249	2,493
Net change in loans	218,107	(13,331)	8,537
Purchase of mortgage loans	(363,892)	—	—
Purchase of USDA guaranteed loans	(10,958)	—	—
Capitalized construction cost of other real estate owned	—	(62)	(56)
Purchase of premises and equipment	(5,101)	(9,549)	(6,948)
Proceeds from sale of premises and equipment	24	10	21
Proceeds from sale of foreclosed assets	161	2,002	410
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	3,212	15,518	(928)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(82)	(6)	—
Proceeds from sale of other real estate owned	4,732	6,363	1,803
Purchase of bank-owned life insurance	(25,000)	—	—
Proceeds from bank-owned life insurance death benefits	1,749	—	—
Net cash (paid) received from acquisition of MidFirst locations	—	—	85,360
Net cash (paid) received from acquisition of Almena	—	25,925	—
Net cash (paid) received from acquisition of ASBI	102,710	—	—

Net cash (paid) received from acquisition of Security Bank locations	71,153	—	—
Net cash (used in) provided by investing activities	(315,339)	96,004	96,101
Cash flows (to) from financing activities
Net increase (decrease) in deposits	228,515	321,524	(158,652)
Net change in federal funds purchased and retail repurchase agreements	5,765	69	(14,360)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	—	(311,223)	(57,547)
Proceeds from Federal Home Loan Bank term advances	302,906	253,000	—
Principal repayments on Federal Home Loan Bank term advances	(327,422)	(255,988)	(2,954)
Proceeds from Federal Reserve Bank discount window	1,000	62,000	—
Principal payments on Federal Reserve Bank discount window	(1,000)	(62,000)	—
Borrowings on bank stock loan	—	38,354	7,209
Principal repayments on bank stock loan	—	(47,344)	(13,669)
Proceeds from exercise of employee stock options	3,847	20	371
Principal payments on employee stock loan	43	34	44
Proceeds from employee stock purchase plan	569	596	405
Proceeds from subordinated notes	—	75,000	—
Debt issue cost of subordinated notes	(16)	(2,265)	—
Purchase of treasury stock	(18,664)	(19,348)	(10,867)
Net change in contractual obligations	(2,497)	(647)	1,871
Dividends paid on common stock	(1,149)	—	—
Net cash provided by (used in) financing activities	191,897	51,782	(248,149)
Net change in cash and cash equivalents	(20,744)	191,407	(103,527)
Cash and cash equivalents, beginning of period	280,698	89,291	192,818
Ending cash and cash equivalents	$259,954	$280,698	$89,291
Supplemental cash flow information:
Interest paid	$15,028	$25,673	$48,367
Income taxes paid, net of refunds	4,586	11,608	3,108
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	1,184	8,684	3,737
Other real estate owned transferred from premise and equipment	1,038	1,982	—
Other repossessed assets acquired in settlement of loans	28,858	—	—
Operating leases recognized	32	—	4,814
Total fair value of assets acquired in purchase of MidFirst locations, net of cash	—	—	13,246
Total fair value of liabilities assumed in purchase of MidFirst locations	—	—	98,606
Total fair value of assets acquired in purchase of Almena, net of cash	—	40,984	—
Total fair value of liabilities assumed in purchase of Almena locations	—	64,764	—
Total fair value of assets acquired in purchase of ASBI, net of cash	679,902	—	—
Total fair value of liabilities assumed in purchase of ASBI	706,635	—	—
Total fair value of assets acquired in purchase of Security locations, net of cash	4,684	—	—
Total fair value of liabilities assumed in purchase of Security locations	76,503	—	—

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021, 2020 and 2019

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

Risk and Uncertainties:  The outbreak of COVID-19 has adversely impacted a broad range of industries in which the Company’s customers operate and could impair their ability to fulfill their financial obligations to the Company.  The World Health Organization declared COVID-19 a global pandemic.  The spread of the outbreak caused significant disruptions in the U.S. economy and disrupted banking and other financial activity in the areas in which the Company operates.  While there has been no material impact to the Company’s employees to date, COVID-19 could also potentially create widespread business continuity issues for the Company.  Congress, the President and the Federal Reserve have taken several actions designed to cushion the economic fallout from COVID-19 which, to date, have been successful in driving the re-opening of businesses and communities, however risk remains.

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

Interest income includes amortization of purchase premium or discount.  Premiums and discounts on mortgage-backed securities are amortized using the level-yield method over the estimated cash flows of the securities.  This method requires retrospective adjustment of the effective yield each time a payment is received, or changes occur in the estimated remaining cash flows, which adjusts life-to-date amortization.  Premiums and discounts on other investments are amortized using the level-yield method to contractual maturity or first call date, if purchased at a premium.

Allowance for Credit Losses - Securities:  The Company adopted ASU 2016-13, also referred to as CECL, effective January 1, 2021, and with that adoption the Company’s method for estimating the allowance for credit losses for securities has changed.  The allowance for credit losses “ACL” on held-to-maturity securities is determined on a collective basis by major security type and portfolio.  Losses are charged against the allowance for credit losses when the Company determines the held-to-maturity security is uncollectible.  The Company does not estimate credit losses on held-to-maturity security accrued interest receivable.

For available-for-sale debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or is more likely than not will be required to sell the security before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income.  For securities that do not meet the aforementioned criteria, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors.  In making this assessment, the Company considers the extent to which fair value is less than amortized cost, the current interest rate environment, changes to rating of the security or security issuer, and adverse conditions specifically related to the security, among other factors.  If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security.  If the present value of cash flows expected to be collected was less than the amortized cost basis, a credit loss existed and an allowance for credit losses would be recorded for the credit loss, which is limited by the amount that the fair value is less than the amortized cost basis.  Any impairment that has not been recorded through an allowance for credit losses is recognized in other comprehensive income.  Changes in the allowance for credit losses are recorded as provision for or reversal of credit loss expense.  Losses are charged against the allowance for credit losses when the Company determines the available-for-sale security is uncollectible or when either of the criteria regarding intent or requirement to sell is met.  The Company does not estimate credit losses on available-for-sale security accrued interest receivable.

Pre CECL Adoption – Other-than-Temporary Impairment - Securities:  Prior to the adoption of CECL, management evaluated securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis and more frequently when economic or market conditions warrant such an evaluation.  For securities in an unrealized loss position, management considered the extent and duration of the unrealized loss and the financial condition and near-term prospects of the issuer.  Management also assessed whether it intends to sell, or it is more likely than not that it would have been required to sell, a security in an unrealized loss position before recovery of its amortized cost basis.  If either of the criteria regarding intent or requirement to sell were met, the entire difference between amortized cost and fair value is recognized as impairment through earnings.  For debt securities that did not meet the aforementioned criteria, the amount of impairment is split into two components as follows:  1) OTTI related to credit loss, would be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income.  The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Equity Investments with Readily determinable Fair Value:  Equity investments with a readily determinable fair value are measured at fair value with changes in fair value recognized in net income.

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

Loans:  Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of previous charge-offs and an allowance for credit losses, and for purchased loans, net of unamortized purchase premiums and discounts.  Interest income is accrued on the unpaid principal balance.

Purchased Credit Impaired Loans:  As a part of acquisitions prior to the Company’s January 1, 2021 adoption of CECL, the Company acquired certain loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination.  These purchased credit impaired loans were recorded at the acquisition date fair value, such that there is no carryover of the seller’s allowance for credit losses.  After acquisition, losses are recognized by an increase in the allowance for credit losses.  Such purchase credit impaired loans are accounted for individually.  Upon the Company’s adoption of ASU 2016-13, the remaining credit-related discount on these assets was reclassified to the allowance for credit losses.  The Company elected the prospective transition approach and all loans previously considered purchased credit impaired are now classified as purchased with credit deterioration.  The remaining non-credit discount will continue to be accreted into income over the remaining lives of the assets.

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

Impaired Loans.  Prior to the adoption of ASU 2016-13 on January 1, 2021, a loan was considered impaired when, based on current information and events, it is probable that the Company would be unable to collect all contractual principal and interest due according to the terms of the loan agreement.  Impaired loans were measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or on the value of the underlying collateral if the loan is collateral dependent.  The Company evaluated the collectability of both principal and interest when assessing the need for a loss accrual.

Factors considered by management in determining impairment include payment status, collateral value and the probability of collecting scheduled principal and interest payments when due.  Loans that experienced insignificant payment delays and payment shortfalls generally were not classified as impaired.  Management determined the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record and the amount of the shortfall in relation to the principal and interest owed.

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

Allowance for Credit Losses:

Allowance for Credit Losses – Post CECL Adoption - Loans: As described below under Recently Adopted Accounting Pronouncements, the Company adopted the FASB ASU 2016-13 effective January 1, 2021, which requires the estimation of an allowance for credit losses in accordance with the current expected credit loss (“CECL”) methodology.  Management assesses the adequacy of the allowance on a quarterly basis.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations.  The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date.  The allowance is adjusted through provision for credit losses and charge-offs, net of recoveries of amounts previously charged off.  The Company adopted ASU 2016-13 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures.  Results for the reporting periods beginning after January 1, 2021, are presented under ASU 2016-13, while prior amounts continue to be reported in accordance with previously applicable GAAP.

The Company adopted ASU 2016-13 using the prospective transition approach for financial assets purchased with credit deterioration (“PCD”) that were previously classified as purchased credit impaired (“PCI”) and accounted for under ASC 310-30.  In accordance with the standard, management did not reassess whether PCI assets met the criteria of PCD assets as of the date of adoption.  On January 1, 2021, the amortized cost basis of the PCD assets were adjusted to reflect the addition of $10,438 to the allowance for credit losses.  The remaining noncredit discount (based on the adjusted amortized cost basis) will be accreted into interest income at the effective interest rate as of January 1, 2021.

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

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for estimated prepayments.  The contractual term excludes expected extensions, renewals and modifications unless management has a reasonable expectation at the reporting date that a troubled debt restructuring will be executed or such renewals, extensions or modifications are included in the original loan agreement and are not unconditionally cancellable by the Company.  Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and loan fees and costs.  Accrued interest receivable, as allowed under ASU 2016-13, is excluded from the credit loss estimate.  In addition, accrued interest receivable is presented separately on the balance sheets and is excluded from the tabular loan disclosures in Note 4.

However, as COVID-19 impacted our lending operations, the company has been assessing economic conditions and increasing the allowance for credit losses through adjustments of qualitative adjustment factors as necessary.  The Company’s policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by regulators, model validators and internal audit, they are inherently approximate estimates and imprecise.  There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Allowance for Credit Losses – Pre CECL Adoption – Loans - The allowance for credit losses is a valuation allowance for probable incurred credit losses.  Credit losses were charged against the allowance when management believed the collectability of a credit balance was unlikely.  Subsequent recoveries, if any, were credited to the allowance.  Management estimated the allowance balance required using past credit loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors.  A loan review process, independent of the loan approval process, is utilized by management to verify loans are being made and administered in accordance with Company policy, to review loan risk grades and potential losses, to verify that potential problem loans are receiving adequate and timely corrective measures to avoid or reduce losses and to assist in the verification of the adequacy of the credit loss reserve.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consisted of specific and general components.  The specific component related to loans that are individually classified as impaired.  If a loan was impaired, a portion of the allowance is allocated so that the loan is reported net at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment was expected solely from the sale of the collateral.  Troubled debt restructurings were separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring was considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently defaulted, the Company determined the amount of reserve in accordance with the accounting policy for the allowance for credit losses.

The general component of the allowance for credit losses covered non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio and class and is based on the actual loss history experienced by the Company.  This actual loss experience was then adjusted by comparing current conditions to the conditions that existed during the loss history.  The Company considered the changes related to (i) lending policies, (ii) economic conditions, (iii) nature and volume of the loan portfolio and class, (iv) lending staff, (v) volume and severity of past due, non-accrual and risk graded loans, (vi) loan review system, (vii) value of underlying collateral for collateral dependent loans, (viii) concentration levels and (ix) effects of other external factors.

The Company considered loan performance and collateral values in assessing risk for each class in the loan portfolio, as follows:

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

•

Commercial real estate loans are dependent on the industries tied to these loans, as well as the local commercial real estate market.  The loans are secured by real estate and appraisals are typically obtained to support the loan amount. Generally, an evaluation of the project’s cash flows is performed to evaluate the borrower’s ability to repay the loan at the time of origination and periodically updated during the life of the loan.

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

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

Subsequent to the January 1, 2021, adoption of ASU 2016-13, the Company estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancellable.  The allowance for off-balance-

sheet exposures is adjusted through other noninterest expense.  The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding.  Estimated credit losses on subsequently funded balances are based on the same assumptions used to estimate credit losses on existing funded loans.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense.  There were no such interest or penalties incurred in 2021, 2020 or 2019.

Earnings Per Common Share:  Net income, less dividends and discount accretion on preferred stock, equals net income allocable to common stockholders.  Basic earnings per common share is net income allocable to common stockholders divided by the weighted average number of common shares and vested restricted stock units outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares of unexercised stock options, unvested restricted stock units, and pending employee stock purchase plan shares at period end.

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

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Additional discussion of loss contingencies at December 31, 2021, is presented in a subsequent note.

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

Reclassifications:  Some items in the prior year financial statements were reclassified to conform to the current presentation.  Management determined the items reclassified are immaterial to the consolidated financial statements, taken as a whole, and did not result in a change in equity or net income for years ended December 31, 2021, 2020 and 2019.

Recent Accounting Pronouncements:

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

In March 2020, various regulatory agencies, including the Federal Reserve and the Federal Deposit Insurance Corporation, (“the agencies”) issued an interagency statement on loan modifications and reporting for financial institutions working with customers affected by the Coronavirus.  The interagency statement was effective immediately and impacted accounting for loan modifications.  This interagency statement was later revised in April 2020 to clarify the interaction between the original interagency statement and section 4013 of the CARES Act, as well as the agencies’ views on consumer protection considerations.  Under Accounting Standards Codification 310-40, Receivables – Troubled Debt Restructurings by Creditors, (“ASC 310-40”), a restructuring of debt constitutes a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.  The agencies confirmed with the staff of the FASB that short-term modifications made on a good faith basis in response to COVID-19 to borrowers who were current prior to any relief, are not to be considered TDRs.  This includes short-term modifications such as payment deferrals, fee waivers, extensions of repayment terms or other delays in payment that are insignificant.  Borrowers considered current are those that are less than 30 days past due on their contractual payments at the time a modification program is implemented.  The CARES Act provisions were further extended to the earlier of 60 days after the national emergency termination date or January 1, 2022, by section 541 of the CAA.  In addition, loan deferrals can be qualified under section 4013 of the CARES Act during the extended relief period if certain criteria are met.  This interagency guidance and CARES Act provisions have had a material impact on the Company’s financial statements as reflected in Note 4.

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met.  The transactions primarily include contract modifications; hedging relationships; and sale or transfer of debt securities classified as held-to-maturity.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company’s contracts issued prior to December 31, 2021, are primarily LIBOR tenures that will continue to be published until June 30, 2023, and the Company has reviewed the respective fall back language of these contract and believe that the language is operational.  The Company will continually evaluate these contracts until the index is no longer published; however, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

In October 2020, FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables-Nonrefundable Fees and Other Costs.  ASU 2020-08 clarifies that the Company should reevaluate whether a callable debt security is within the scope of the guidance of premium amortization of purchased callable debt securities, at each reporting date.  If there is no remaining premium or if there are no further call dates, the Company shall reset the effective yield using the payment terms of the debt security.  ASU 2020-08 is effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020 and early application is not permitted.  The Company adopted ASU 2020-08 on January 1, 2021, and the guidance did not have a material impact on the Company’s financial statements.

In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848).  ASU 2021-01 clarifies that certain optional expedients and exceptions that are noted in Topic 848 apply to derivatives that are affected by the discounting transition. Certain provisions, if elected by the Company, apply to derivative instruments that use an interest rate for managing, discounting or contract price alignment that is modified as a result of reference rate reform.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company’s contracts issued prior to December 31, 2021, are primarily LIBOR tenures that will continue to be published until June 30, 2023, and the Company has reviewed the respective fallback language of these contract and believe that the language is operational.  The Company will continually evaluate these contracts until the index is no longer published; however, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

NOTE 2 – BUSINESS COMBINATIONS

At close of business on October 1, 2021, the Company acquired 100% of the outstanding common shares of American State Bancshares, Inc. (“ASBI”), based in Wichita, Kansas. Results of operations of American State Bank (“American State”) were included in the Company’s results of operations beginning October 4, 2021. Acquisition-related costs associated with this acquisition were $8,663 ($6,699 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2021.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is complete except for certain matters related to loans and taxes. The cash consideration exchanged exceeded the recognized amounts of the identifiable net assets acquired, resulting in goodwill of $22,198.  The acquisition was an expansion to the Company’s current footprint in Kansas with the addition of five branch locations in the Wichita area, two in Southwest Kansas, five in Central Kansas and five in North Central Kansas.

The following table summarizes the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

Fair value of consideration:
Cash	$8,442
Common Stock	84,747
$93,189
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$97,724
Federal funds sold	13,428
Available-for-sale securities	176,476
Bank-owned life insurance	16,986
Federal Reserve Bank and Federal Home Loan Bank stock	4,251
Loans	441,884
Premises and equipment	11,975
Core deposit intangibles	2,660
Other assets	15,164
Total assets acquired	780,548
Deposits	668,849
Federal funds purchased and retail repurchase agreements	12,906
Federal Home Loan Bank advances	14,409
Subordinated debt	7,732
Interest payable and other liabilities	5,661
Total liabilities assumed	709,557
Total identifiable net assets	70,991
Goodwill	22,198
$93,189

The following table reconciles the par value of ASBI’s loan portfolio as of the purchase date to the fair value indicated in the table above.  For non-purchase credit deteriorated assets, the entire fair value adjustment including both interest and credit related components is recorded as an adjustment to par (“Non-Credit Rate Marks”) and reflected as an adjustment to the carrying value of that asset within the Consolidated Balance Sheet. Following purchase, an ACL is also established for these non-purchase credit deteriorated assets which is not reflected in this table as it is accounted for outside of the business combination. For purchase-credit deteriorated assets, as required by CECL, the fair value mark is divided between an adjustment to par (“Non-Credit Rate Marks”) and an addition to the ACL (“Credit Marks in ACL”). The addition to ACL is based on the application of management’s CECL methodology to the individual loans.

Non-Purchase Credit Deteriorated Loans	Loan Par Value	Non-Credit Rate Marks	Credit Marks in ACL	Purchase Price
Commercial real estate	$98,774	$(1,220)	$—	$97,554
Commercial and industrial	63,249	(348)	—	62,901
Residential real estate	37,919	(153)	—	37,766
Agricultural real estate	58,632	(1,474)	—	57,158
Agricultural	56,238	(267)	—	55,971
Consumer	15,832	(13)	—	15,819
Total non-PCD loans	330,644	(3,475)	—	327,169
Purchase Credit Deteriorated Loans
Commercial real estate	95,812	(956)	(3,719)	91,137
Commercial and industrial	2,017	(7)	(60)	1,950
Residential real estate	2,842	(347)	(244)	2,251
Agricultural real estate	10,424	(240)	(421)	9,763
Agricultural	10,693	(148)	(1,113)	9,432
Consumer	243	(6)	(55)	182
Total PCD loans	122,031	(1,704)	(5,612)	114,715
Total loans	$452,675	$(5,179)	$(5,612)	$441,884

On December 3, 2021, the Company acquired the assets and assumed the deposits and certain other liabilities of three bank locations in St. Joseph, Missouri,  from Security Bank of Kansas City, based in Kansas City, Kansas (“Security”).  Results of operations of these new branches were included in the Company’s results of operations beginning December 6, 2021.  Acquisition-related costs associated with this acquisition were $289 ($217 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the year ended December 31, 2021.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is complete except for certain matters related to loans and taxes. The recognized amounts of the identifiable net assets acquired, exceeded the cash consideration exchanged resulting in goodwill of $666.  The acquisition was an expansion to the Company’s current footprint in Missouri with the addition of three branch locations in St. Joseph, Missouri.

The following table summarizes the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$71,153
Loans	1,365
Premises and equipment	2,779
Core deposit intangibles	336
Other assets	204
Total assets acquired	75,837
Deposits	75,078
Interest payable and other liabilities	1,425
Total liabilities assumed	76,503
Total identifiable net assets	(666)
Goodwill	666
$—

The fair value of consideration exchanged exceeded the recognized amounts of the identifiable net assets and resulted in goodwill of $666.  Goodwill resulted from a combination of expected synergies including expansion in western Missouri with an additional three bank locations and growth opportunities.

The following table presents the carrying value of the loans acquired in the Security acquisition by class, as of the date of acquisition. There were no purchase accounting marks, either rate or credit related, recognized on these assets.

Commercial real estate	$61
Residential real estate	1,116
Consumer	188
Total acquired loans	$1,365

Assuming that the ASBI and Security acquisitions would have taken place on January 1, 2020, total combined revenue would have been $170,638 for year ended December 31, 2021 and $180,224 for year ended December 31, 2020.  Net income would have been $64,252 at December 31, 2021, and net loss would have been $69,531 at December 31, 2020.  The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment.  Separate revenue and earnings of the former ASBI locations are not available subsequent to the acquisition.

At the close of business on October 23, 2020, the Company acquired the assets and assumed the deposit liabilities of Almena State Bank (“Almena”), based in Norton, Kansas, pursuant to a Purchase and Assumption Agreement facilitated by the Federal Deposit Insurance Corporation (“FDIC”).  Results of Almena operations were included in the Company’s results of operations beginning October 24, 2020.  Acquisition-related costs associated with this acquisition were $299 ($225 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2020. Additional acquisition-related costs for this acquisition were recognized in 2021 of $237 ($177 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2021.

The recognized amounts of the identifiable net assets acquired, exceeded the cash consideration exchanged resulting in a gain on acquisition of $2,145.  The acquisition was an expansion to the Company’s current footprint in western Kansas with the addition of one branch location in Norton, Kansas, and one in Almena, Kansas.

The following table summarizes the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$25,925
Available-for-sale securities	7,041
Federal Reserve Bank and Federal Home Loan Bank stock	187
Loans	35,155
Premises and equipment	1,109
Other real estate owned	636
Other assets	604
Total assets acquired	70,657
Deposits	62,472
Federal funds purchased and retail repurchase agreements	251
Interest payable and other liabilities	5,204
Total liabilities assumed	67,927
Total identifiable net assets	2,730
Gain on acquisition	(2,730)
$—

The following table presents the best available information about the loans acquired in the Almena acquisition as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired
Contractually required principal	$25,702	$20,597
Non-accretable difference (expected losses)	—	(10,889)
Cash flows expected to be collected	25,702	9,708
Accretable yield	(255)	—
Fair value of acquired loans	$25,447	$9,708

The following table presents the carrying value of the loans acquired in the Almena acquisition by class, as of the date of acquisition.

	Non-Credit Impaired	Purchased Credit Impaired	Total
Commercial real estate	$3,895	$2,298	$6,193
Commercial and industrial	5,848	2,028	7,876
Residential real estate	3,157	173	3,330
Agricultural real estate	3,226	2,172	5,398
Consumer	1,769	—	1,769
Agricultural	7,552	3,037	10,589
Fair value of acquired loans	$25,447	$9,708	$35,155

Assuming that the Almena acquisition would have taken place on January 1, 2019, total combined revenue would have been $183,625 for year ended December 31, 2020, and $203,002 for year ended December 31, 2019.  Net loss would have been $74,078 at December 31, 2020, and net income would have been $26,855 at December 31, 2019.  The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment.  Separate revenue and earnings of the former Almena locations are not available subsequent to the acquisition.

NOTE 3 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$124,898	$13	$(1,504)	$—	$123,407
U.S. Treasury securities	157,289	—	(1,687)	—	155,602
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,584	10,215	(6,912)	—	664,887
Private label residential mortgage-backed securities	173,717	—	(2,029)	—	171,688
Corporate	52,555	1,437	(215)	—	53,777
Small Business Administration loan pools	16,568	13	(106)	—	16,475
State and political subdivisions	138,404	3,618	(416)	—	141,606
	$1,325,015	$15,296	$(12,869)	$—	$1,327,442

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2020
Available-for-sale securities
U.S. Government-sponsored entities	$996	$27	$—	$1,023
U.S. Treasury securities	4,024	1	—	4,025
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	630,485	21,049	(109)	651,425
Private label residential mortgage-backed securities	44,302	5	(129)	44,178
Corporate	52,503	1,153	(6)	53,650
Small Business Administration loan pools	1,226	44	—	1,270
State and political subdivisions	111,865	4,391	—	116,256
	$845,401	$26,670	$(244)	$871,827

The fair value and amortized cost of debt securities at December 31, 2021, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$8,192	$8,260
One to five years	98,660	98,570
Five to ten years	301,043	300,490
After ten years	81,819	83,547
Mortgage-backed securities	835,301	836,575
Total debt securities	$1,325,015	$1,327,442

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $892,182 at December 31, 2021, and $713,001 at December 31, 2020.  At year-end 2021 and 2020, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2021 and 2020.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2021
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$378,057	$(6,860)	$2,868	$(52)	$380,925	$(6,912)
Private label residential mortgage-backed securities	159,381	(1,978)	2,208	(51)	161,589	(2,029)
U.S. Government-sponsored entities	117,618	(1,504)	—	—	117,618	(1,504)
U.S. Treasury securities	155,601	(1,687)	—	—	155,601	(1,687)
Corporate	4,785	(215)	—	—	4,785	(215)
Small Business Administration loan pools	15,459	(106)	—	—	15,459	(106)
State and political subdivisions	28,443	(416)	—	—	28,443	(416)
Total temporarily impaired securities	$859,344	$(12,766)	$5,076	$(103)	$864,420	$(12,869)
December 31, 2020
Available-for-sale securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$28,770	$(109)	$—	$—	$28,770	$(109)
Private label residential mortgage-backed securities	28,367	(129)	—	—	28,367	(129)
Corporate	3,908	(6)	—	—	3,908	(6)
Total temporarily impaired securities	$61,045	$(244)	$—	$—	$61,045	$(244)

As of December 31, 2021, the Company held 166 available-for-sale securities in an unrealized loss position.

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

	2021	2020	2019
Proceeds	$50,395	$—	$—
Gross gains	368	—	—
Gross losses	—	—	—
Income tax expense on net realized gains	93	—	—

NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Types of loans and normal collateral securing those loans are listed below.

Commercial real estate mortgage loans:  Owner occupied commercial real estate mortgage loans are secured by commercial office buildings, industrial buildings, warehouses or retail buildings where the owner of the building occupies the property.  For such loans, repayment is largely dependent upon the operation of the borrower's business.

Commercial and industrial:  Commercial and industrial loans include loans to business enterprises issued for commercial, industrial and/or other professional purposes.  These loans are generally secured by equipment, inventory and accounts receivable of the borrower and repayment is primarily dependent on business cash flows.

Residential real estate mortgage loans:  Residential real estate mortgage consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit.  Repayment is primarily dependent on the personal cash flow of the borrower.

Agricultural real estate loans:  Agricultural real estate loans are secured by real estate related to farmland and are affected by the value of farmland.  Generally, the borrower’s ability to repay is based on the value of farmland and cash flows from farming operations.

Agricultural production loans:  Agricultural production loans are primarily operating lines subject to annual farming revenues, including productivity and yield of farm products and market pricing at the time of sale.

Consumer:  Consumer loans include all loans issued to individuals not included in the categories above.  Examples of consumer and other loans are automobile loans, consumer credit cards and loans to finance education, among others.  Many consumer loans are unsecured.  Repayment is primarily dependent on the personal cash flow of the borrower.

The following table lists categories of loans at December 31, 2021 and 2020.

	2021	2020
Commercial real estate	$1,486,148	$1,188,696
Commercial and industrial	567,497	734,495
Residential real estate	638,087	381,958
Agricultural real estate	198,330	133,693
Agricultural	166,975	94,322
Consumer	98,590	58,532
Total loans	3,155,627	2,591,696
Allowance for loan losses	(48,365)	(33,709)
Net loans	$3,107,262	$2,557,987

Included in the commercial and industrial loan balances at December 31, 2021 and 2020, are $44,783 and $253,741 of loans that were originated under the SBA PPP program. At December 31, 2021 and December 31, 2020, unamortized loan fees were $2.3 million and $7.0 million.

During 2021, the Company purchased six pools of residential real estate loans totaling $363,892.  During 2020, the Company purchased one pool of residential real estate loans totaling $752.  As of December 31, 2021 and 2020, residential real estate loans include $372,069 and $86,093 of purchased residential real estate loans.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $6,649 with related loans of $527,422 at December 31, 2021.  At December 31, 2020, excluding purchased credit deteriorated loans, there were $380,058 of loans with a related discount of $5,510 that were purchased as part of a merger.  Effective January 1, 2021, with the adoption of CECL, amortizable non-credit discounts on purchase credit impaired loans are included in unamortized discount of merger purchase accounting adjustments.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $886 and $597 at December 31, 2021 and 2020.

The Company adopted ASU 2016-13, also referred to as CECL, effective January 1, 2021, and with that adoption the Company’s method for estimating the allowance for credit losses has changed.  The Company estimates the allowance for credit losses under CECL using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts.  Internal historical loss experience provides the basis for the estimation of expected credit losses.  Adjustments to historical loss information are made for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency levels or loan terms, as well as, for changes in environmental conditions, such as changes in unemployment rates, property values, consumer price index, gross domestic product, housing starts or relevant index, U.S. personal income, U.S. housing price indices, federal funds target and various U.S. Government interest rates.

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

During 2021, the Company updated the purchase accounting conclusions related to PCD assets acquired through the Almena transaction and the adjustment is reflected in the table below within “Adjustment to impact of adopting ASC 326 – PCD loans.” During the year, additional information was obtained and additional analysis was performed by the management team which led to a modification of purchase date accounting.  The adjustment resulted in a reduction in the allowance for credit losses which was offset by an increase in loan repurchase obligation, which is reported in interest payable and other liabilities in the consolidated balance sheets, decrease in deferred tax asset and an increase in gain on acquisition.

The following tables present the activity in the allowance for credit losses by class for the years ended December 31, 2021, 2020 and 2019.

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Cumulative effect adjustment of adopting ASC 326	5,612	4,167	8,870	167	(207)	(2,877)	15,732
Impact of adopting ASC 326 - PCD loans	4,571	(218)	220	960	4,905	—	10,438
PCD mark on acquired loans	3,719	60	244	420	1,113	55	5,611
Provision for credit losses	(565)	3,653	(8,385)	257	(2,834)	(606)	(8,480)
Loans charged-off	(169)	(9,839)	(39)	(506)	(1)	(823)	(11,377)
Recoveries	298	1,969	91	33	22	319	2,732
Total ending allowance balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,919	$3,061	$2,676	$608	$546	$1,422	$12,232
Provision for credit losses	5,312	10,643	2,284	469	215	5,332	24,255
Loans charged-off	(421)	(1,304)	(446)	(191)	(11)	(949)	(3,322)
Recoveries	202	56	45	18	8	215	544
Total ending allowance balance	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709

December 31, 2019	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance	$4,662	$2,707	$2,320	$391	$304	$1,070	$11,454
Provision for credit losses	1,310	14,193	941	213	310	1,387	18,354
Loans charged-off	(2,178)	(13,911)	(1,077)	(43)	(87)	(1,394)	(18,690)
Recoveries	125	72	492	47	19	359	1,114
Total ending allowance balance	$3,919	$3,061	$2,676	$608	$546	$1,422	$12,232

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on impairment method as of December 31, 2021 and 2020.

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for impairment	$4,381	$3,650	$892	$1,488	$3,546	$75	$14,032
Collectively evaluated for impairment	18,097	8,598	4,668	747	210	2,013	34,333
Total	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Loan Balance:
Individually evaluated for impairment	$45,421	$13,786	$5,362	$14,959	$13,049	$357	$92,934
Collectively evaluated for impairment	1,440,727	553,711	632,725	183,371	153,926	98,233	3,062,693
Total	$1,486,148	$567,497	$638,087	$198,330	$166,975	$98,590	$3,155,627

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Individually evaluated for impairment	$2,159	$5,457	$485	$595	$96	$68	$8,860
Collectively evaluated for impairment	6,472	5,985	3,949	266	586	5,952	23,210
Purchased credit impaired loans	381	1,014	125	43	76	—	1,639
Total	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Loan Balance:
Individually evaluated for impairment	$4,752	$20,421	$1,939	$2,711	$2,201	$272	$32,296
Collectively evaluated for impairment	1,176,403	710,038	377,331	126,256	87,158	58,242	2,535,428
Purchased credit impaired loans	7,541	4,036	2,688	4,726	4,963	18	23,972
Total	$1,188,696	$734,495	$381,958	$133,693	$94,322	$58,532	$2,591,696

The following table presents information related to nonaccrual loans at December 31, 2021.

December 31, 2021	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$336	$3
Commercial and industrial	6,060	1,964	—	521	101
Residential real estate	609	429	—	126	4
Agricultural real estate	1,795	1,660	—	2,178	82
Agricultural	—	—	—	1,725	—
Consumer	49	49	—	10	2
Subtotal	8,513	4,102	—	4,896	192
With an allowance recorded:
Commercial real estate	7,690	6,833	1,632	6,985	19
Commercial and industrial	4,976	4,593	1,800	25,881	119
Residential real estate	5,170	4,646	888	3,204	41
Agricultural real estate	3,726	2,738	637	3,224	56
Agricultural	8,836	6,175	2,307	6,028	113
Consumer	314	274	74	251	8
Subtotal	30,712	25,259	7,338	45,573	356
Total	$39,225	$29,361	$7,338	$50,469	$548

The above table presents interest income for the twelve months ended December 31, 2021.  Interest income recognized in the above table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following table presents information related to impaired loans, excluding purchased credit impaired loans which have not deteriorated since acquisition, by portfolio and class of loans as of and for the year ended December 31, 2020.

December 31, 2020	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,279	$1,683	$—	$782	$36
Commercial and industrial	2,087	643	—	11,512	28
Residential real estate	270	180	—	3,475	17
Agricultural real estate	3,408	1,090	—	670	5
Agricultural	11,326	4,492	—	898	—
Consumer	—	—	—	—	—
Subtotal	23,370	8,088	—	17,337	86
With an allowance recorded:
Commercial real estate	7,134	5,899	2,540	5,713	35
Commercial and industrial	29,245	22,814	6,471	12,168	362
Residential real estate	3,023	2,775	610	3,414	14
Agricultural real estate	3,474	3,021	638	3,432	34
Agricultural	1,330	820	172	1,285	1
Consumer	294	272	68	309	7
Subtotal	44,500	35,601	10,499	26,321	453
Total	$67,870	$43,689	$10,499	$43,658	$539

The above table presents interest income for the twelve months ended December 31, 2020.  Interest income recognized in the above table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following tables present the aging of the recorded investment in past due loans as of December 31, 2021 and 2020, by portfolio and class of loans.

December 31, 2021	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$4,633	$408	$256	$6,833	$1,474,018	$1,486,148
Commercial and industrial	424	88	—	6,557	560,428	567,497
Residential real estate	620	1,126	—	5,075	631,266	638,087
Agricultural real estate	28	57	—	4,398	193,847	198,330
Agricultural	5	—	—	6,175	160,795	166,975
Consumer	316	61	—	323	97,890	98,590
Total	$6,026	$1,740	$256	$29,361	$3,118,244	$3,155,627

December 31, 2020	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,374	$172	$—	$7,582	$1,179,568	$1,188,696
Commercial and industrial	261	—	—	23,457	710,777	734,495
Residential real estate	377	4,712	—	2,955	373,914	381,958
Agricultural real estate	260	—	98	4,111	129,224	133,693
Agricultural	196	—	—	5,312	88,814	94,322
Consumer	336	60	45	272	57,819	58,532
Total	$2,804	$4,944	$143	$43,689	$2,540,116	$2,591,696

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

The following table lists allowance for credit losses on off-balance sheet credit exposures as of December 31, 2021.

December 31, 2021	Allowance for Credit Losses
Commercial real estate	$484
Commercial and industrial	1,323
Residential real estate	16
Agricultural real estate	—
Agricultural	3
Consumer	397
Total	$2,223

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

Based on the most recent analysis performed, the risk category of loans by type and year of organization, at December 31, 2021, is as follows.

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$301,947	$212,444	$159,374	$134,465	$72,249	$164,363	$409,109	$594	$1,454,545
Special Mention	126	885	—	11,817	1,168	8,705	—	—	22,701
Substandard	1,687	401	145	77	828	5,764	—	—	8,902
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$303,760	$213,730	$159,519	$146,359	$74,245	$178,832	$409,109	$594	$1,486,148
Commercial and industrial
Risk rating
Pass	$170,263	$100,457	$57,955	$11,019	$17,327	$8,855	$155,181	$9,726	$530,783
Special Mention	19	—	1,958	1,482	284	5,750	—	—	9,493
Substandard	4,200	5,410	10,238	1,417	444	43	5,469	—	27,221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$174,482	$105,867	$70,151	$13,918	$18,055	$14,648	$160,650	$9,726	$567,497
Residential real estate
Risk rating
Pass	$336,775	$24,633	$22,520	$60,461	$34,453	$102,363	$51,584	$184	$632,973
Special Mention	—	—	—	—	—	25	—	—	25
Substandard	—	79	48	159	1,909	2,740	154	—	5,089
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$336,775	$24,712	$22,568	$60,620	$36,362	$105,128	$51,738	$184	$638,087
Agricultural real estate
Risk rating
Pass	$38,412	$36,667	$18,442	$12,142	$14,432	$21,792	$42,541	$—	$184,428
Special Mention	682	—	—	—	40	456	32	—	1,210
Substandard	1,705	206	6,020	592	2,530	554	1,085	—	12,692
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$40,799	$36,873	$24,462	$12,734	$17,002	$22,802	$43,658	$—	$198,330
Agricultural
Risk rating
Pass	$27,637	$17,393	$6,391	$2,399	$2,930	$1,593	$93,982	$172	$152,497
Special Mention	—	—	90	1,299	—	645	—	—	2,034
Substandard	3,456	2,112	1,414	1,651	137	1,164	2,510	—	12,444
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$31,093	$19,505	$7,895	$5,349	$3,067	$3,402	$96,492	$172	$166,975
Consumer
Risk rating
Pass	$40,692	$15,171	$7,186	$3,640	$2,228	$3,551	$25,799	$1	$98,268
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	6	154	94	15	24	29	—	—	322
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$40,698	$15,325	$7,280	$3,655	$2,252	$3,580	$25,799	$1	$98,590
Total loans
Risk rating
Pass	$915,726	$406,765	$271,868	$224,126	$143,619	$302,517	$778,196	$10,677	$3,053,494
Special Mention	827	885	2,048	14,598	1,492	15,581	32	—	35,463
Substandard	11,054	8,362	17,959	3,911	5,872	10,294	9,218	—	66,670
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$927,607	$416,012	$291,875	$242,635	$150,983	$328,392	$787,446	$10,677	$3,155,627

 The table below shows classification status of loans by class of loans prior to the adoption of CECL at December 31, 2020.

December 31, 2020	Unclassified	Classified	Total
Commercial real estate	$1,171,961	$16,735	$1,188,696
Commercial and industrial	674,392	60,103	734,495
Residential real estate	378,868	3,090	381,958
Agricultural real estate	125,425	8,268	133,693
Agricultural	86,629	7,693	94,322
Consumer	58,253	279	58,532
Total	$2,495,528	$96,168	$2,591,696

In keeping with regulatory guidance to work with borrowers during COVID-19, the Company executed a payment deferral program for our commercial lending clients that were adversely affected by the pandemic. The Company has made subsequent loan deferrals that have qualified under section 4013 of the CARES Act and CAA Act, these deferred loans were not classified as trouble debt restructurings.  Deferred loans are subject to ongoing monitoring and will be downgraded or placed on nonaccrual if noted repayment weaknesses exist.  At December 31, 2021, the Company has 20 loans, totaling $36.3 million, that have been granted a payment deferral, and remain on deferral, as part of our COVID-19 response, compared to 28 loans, totaling $60.9 million, at December 31, 2020.

The following table lists loans included in the payment deferral program by deferment type and category at December 31, 2021.

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Total
3 months principal and interest, then 6 months principal only	$31,884	$3,052	$34,936
6 months principal and interest, then 9 months principal only	971	398	1,369
Total loans	$32,855	$3,450	$36,305

The credit risk classification of loans participating in the payment deferral program at December 31, 2021, follows below.

December 31, 2021	Unclassified	Classified	Total
Commercial real estate	$32,855	$—	$32,855
Commercial and industrial	3,450	—	3,450
Total loans	$36,305	$—	$36,305

Purchased Credit Impaired Loans

Prior to the adoption of CECL, the Company had acquired loans for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The recorded investments in purchased credit impaired loans as of December 31, 2020 and 2019, were as follows.

	2020	2019
Contractually required principal payments	$41,658	$29,895
Discount	(17,686)	(6,505)
Recorded investment	$23,972	$23,390

The accretable yield associated with these loans was $2,630 and $3,127  as of December 31, 2020 and 2019.  The interest income recognized on these loans was $1,583 and $2,227 for the years ended December 31, 2020 and 2019.  For the year ended December 31, 2020, there was a $1,359 provision  for loan losses recorded for these loans. For the year ended December 31, 2019, there was $628 reversal of provision for loan losses recorded for these loans.

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

The following table summarizes the Company’s TDRs by accrual status at December 31, 2021 and 2020.

December 31, 2021	Nonaccrual	Related Allowance for Credit Losses
Commercial real estate	$5,784	$1,370
Commercial and industrial	54	27
Residential real estate	1,547	13
Agricultural real estate	2,122	488
Agricultural	1,292	480
Total troubled debt restructurings	$10,799	$2,378

December 31, 2020	Nonaccrual	Related Allowance for Loan Losses
Commercial real estate	$1,167	$342
Commercial and industrial	13,613	1,954
Total troubled debt restructurings	$14,780	$2,296

During the year ended December 31, 2020, there were no loans modified in a TDR.  The following table summarizes information regarding TDRs that were restructured during the year ended December 31, 2021.
	Number of Loans	Recorded Investment	Impairment Recognized
Commercial real estate	2	$4,018	$541
Commercial and industrial	2	54	27
Residential real estate	2	1,547	13
Agricultural real estate	4	2,122	488
Agricultural	7	1,292	480
Total troubled debt restructurings	17	$9,033	$1,549

No interest income was recognized on TDR loans during the periods ended December 31, 2021 and 2020, as all TDR loans were accounted for as non-accrual.

No restructured loans that were modified within the twelve months preceding December 31, 2021 or 2020, have subsequently had a payment default.

There were no outstanding commitments to lend additional funds on these loans as of the periods ended December 31, 2021 and 2020.

NOTE 5 – OTHER REAL ESTATE OWNED

Changes in other real estate owned for the years ended December 31, 2021 and 2020 were as follows.

	2021	2020
Beginning of year	$11,733	$8,293
Transfers in	2,222	10,729
Acquired in acquisition	—	636
Net (loss) gain on sales	462	835
Proceeds from sales	(4,732)	(6,363)
	9,685	14,130
Additions to valuation reserve	(162)	(2,397)
Recorded investment	$9,523	$11,733

Expenses related to other real estate owned for the years ended December 31, 2021, 2020 and 2019 were as follows.

	2021	2020	2019
Net loss (gain) on sales	$(462)	$(835)	$10
Gain on initial valuation of other real estate properties received	(539)	—	(191)
Provision for unrealized losses	162	2,397	250
Operating expenses, net of rental income	651	748	638
	$(188)	$2,310	$707

The balance of other real estate owned includes $329 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2021, and $996 at December 31, 2020.  The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $394 at December 31, 2021, and $1,334 at December 31, 2020.  Included in the other real estate owned balance at December 31, 2021 and 2020, is $1,940 and $1,035 related to closed bank locations transferred from premises and equipment.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows.

	2021	2020
Land	$21,217	$20,113
Buildings and improvements	86,324	71,923
Furniture, fixtures and equipment	23,215	19,928
	130,756	111,964
Less: accumulated depreciation	(26,718)	(22,552)
Premises and equipment, net	$104,038	$89,412

At December 31, 2021, the Company had lease liabilities totaling $5,928 and right-of-use assets totaling $5,963 related to operating leases.  At December 31, 2020, the Company had lease liabilities totaling $3,524 and right-of-use assets totaling $3,540 related to operating leases.  Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

December 31, 2021	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating leases
Land and building leases	$5,963	$5,928	13.3	2.30%
Total operating leases	$5,963	$5,928	13.3	2.30%

December 31, 2020	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating leases
Land and building leases	$3,540	$3,524	16.9	2.99%
Total operating leases	$3,540	$3,524	16.9	2.99%

Operating lease costs are listed below.

	2021	2020
Operating lease cost	$586	$728
Short-term lease cost	—	—
Variable lease cost	35	34
Total operating lease cost	$621	$762

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the periods ended December 31, 2021 or 2020.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability as of December 31, 2021, is listed below.

Lease payments
Due in one year or less	$757
Due after one year through two years	709
Due after two years through three years	547
Due after three years through four years	554
Due after four years through five years	552
Thereafter	3,999
Total undiscounted cash flows	7,118
Discount on cash flows	(1,190)
Total	$5,928

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

As of December 31, 2021, management conducted a qualitative evaluation of current economic and COVID-19 conditions, Company performance, stock price and other pertinent factors, finally concluding that no goodwill impairment is warranted at this time.

In 2020, the Company performed an interim quantitative analysis to assess goodwill for impairment of Equity Bancshares, Inc., the sole reporting unit.  Consideration was given to the ongoing economic market disruption, the movement of the Company’s stock price in relation to other bank indexes and the length of time that the market value of the reporting unit was below its book value as triggering events and completed a quantitative analysis to assess whether or not goodwill was impaired.  This analysis determined that goodwill was impaired, and the Company subsequently booked a $104,831 non-cash impairment charge to goodwill on September 30, 2020.

The determination of the September 30, 2020, fair value of the reporting unit incorporated assumptions that marketplace participants would use in their estimates of fair value in a change in control transaction, as prescribed by ASC Topic 820.  To arrive at a conclusion of fair value, management utilized both the income approach and the market approach and then applied weighting factors to each approach.  Weighting factors represent management’s best business judgement of the weightings a market participant would utilize in arriving at fair value of the reporting unit.  In performing the analysis, Company management made numerous assumptions with respect to industry performance, reporting unit business performance, economic and market conditions and various other matters, many of which require significant management judgement.  Projections related to business unit performance over the next five years assumed an economic downturn over a 12-month time horizon subsequently returning to conservative positive growth rates in loan and deposits after that time period.  The analysis performed and the assumptions that were incorporated into the analysis reflect the best currently available estimates and judgements as to the expected future financial performance of the reporting unit at September 30, 2020.

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2021 and 2020, were as follows.

	Goodwill	Core Deposit
Balance as of January 1, 2020	$136,432	$19,907
Impairment	(104,831)	—
Amortization	—	(3,850)
Balance as of December 31, 2020	31,601	16,057
Acquired in acquisition	22,864	2,996
Amortization	—	(4,174)
Balance as of December 31, 2021	$54,465	$14,879

Estimated core deposit intangibles amortization expense for each of the following five years and thereafter is listed in the following table.

Expensed in one year or less	$4,002
Expensed after one year through two years	3,099
Expensed after two years through three years	2,565
Expensed after three years through four years	1,945
Expensed after four years through five years	1,355
Thereafter	1,913
Total	$14,879

NOTE 8 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2021, 2020 and 2019, the balances of the investments in qualified affordable housing projects were $21,658, $7,799 and $8,663. These balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $17,692, $5,189 and $5,836 at December 31, 2021, 2020 and 2019. The Company expects to fulfill these commitments during the years 2022 through 2036.

During the years ended December 31, 2021, 2020 and 2019, the Company recognized amortization expense of $1,142, $860 and $522, which was included in pretax income on the consolidated statements of income. Additionally, during the years ended December 31, 2021, 2020 and 2019, the Company recognized tax credits from its investment in affordable housing tax credits of $565, $600 and $636.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At December 31, 2021, the portfolio of interest rate swaps had a weighted average maturity of 8.8 years, a weighted average pay rate of 4.63% and a weighted average rate received of 3.11%.  At December 31, 2020, the portfolio of interest rate swaps had a weighted average maturity of 6.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.21%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company acquired a swap agreement from ASBI designed to offset interest expense of subordinated debentures.  This agreement is designated as a cash flow hedge and is marked to market through other comprehensive income.  At December 31, 2021, this interest rate swap had a maturity of 13.7 years, a weighted average pay rate of 2.81% and a weighted average rate received of 1.92%.  There were no swaps designated as cash flow hedges at December 31, 2020.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings. Through the acquisition of ASBI, the Company obtained swap agreements with counterparties designed to offset the economic impact of fixed-rate loans. These swaps did not have corresponding agreements with the borrowers. At December 31, 2021, this portfolio of interest rate swaps had a weighted average maturity of 8.2 years, weighed average pay rate of 4.35% and a weighted average rate received of 4.16%.  At December 31, 2020, this portfolio of interest rate swaps had a weighted average maturity of 6.3 years, a weighted average pay rate of 5.19% and a weighted average rate received of 3.21%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2021, and December 31, 2020.

	December 31, 2021			December 31, 2020
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$26,663	$—	$369	$5,585	$—	$497
Derivatives designated as cash flow hedges:
Interest rate swaps	7,500	602	—	—	—	—
Total derivatives designated as hedging relationships	34,163	602	369	5,585	—	497
Derivatives not designated as hedging instruments:
Interest rate swaps	150,780	4,419	5,184	119,341	7,172	7,820
Total derivatives not designated as hedging instruments	150,780	4,419	5,184	119,341	7,172	7,820
Total	$184,943	5,021	5,553	$124,926	7,172	8,317
Cash collateral		—	(8,441)		—	(8,440)
Netting adjustments		2,994	2,994		123	123
Net amount presented in balance sheet		$8,015	$106		$7,295	$—

The following table shows net gains or losses on derivatives and hedging activities for the years ended December 31, 2021, 2020 and 2019.

	2021	2020	2019
Derivatives designated as hedging instruments:
Interest rate swaps	$28	$—	$—
Total net gains (losses) related to derivatives designated as hedging instruments	28	—	—
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—
Total net gains (losses) related to derivatives designated as cash flow hedges	—	—	—
Total net gain (loss) related to hedging relationships	28	—	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	757	254	307
Total net gains (losses) related to derivatives not designated as hedging instruments	757	254	307
Net gains (losses) on derivatives and hedging activities	$785	$254	$307

The following table shows the recorded net gains or losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2021, 2020 and 2019.

	December 31, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(14)	$42	$28	$(156)
Total	$(14)	$42	$28	$(156)

	December 31, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$367	$(367)	$—	$(90)
Total	$367	$(367)	$—	$(90)

	December 31, 2019
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(387)	$387	$—	$21
Total	$(387)	$387	$—	$21

NOTE 10 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $233,460 and $170,556 as of December 31, 2021 and 2020.

At December 31, 2021 and 2020, Insured Cash Sweep (“ICS”) reciprocal demand deposits of $52,173 and $256,037 were included in the Company’s interest bearing deposits. Also included in savings and money market deposits are $308,374 and $23,733 of ICS reciprocal money market deposits. ICS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC coverage on the entire deposit.

At December 31, 2021 and 2020, Certificate of Deposit Account Registry Services (“CDARS”) deposits of $2,969 and $14,857 were included in the Company’s time deposit balance.  Of the CDARS deposits at December 31, 2021 and 2020, $2,969 and $14,857 were reciprocal customer funds placed in the CDARS program.  CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit.  Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5 billion and Equity Bank is well capitalized and well rated.  All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table lists reciprocal and brokered deposits included in total deposits categorized by type.

	December 31, 2021	December 31, 2020
Interest Bearing Demand
Reciprocal	$52,173	$256,037
Total interest-bearing demand	52,173	256,037
Savings and money market
Reciprocal	308,374	23,733
Total saving and money market	308,374	23,733
Time
Reciprocal	2,969	14,857
Non-reciprocal brokered	10,000	—
Total time	12,969	14,857
Total reciprocal and brokered deposits	$373,516	$294,627

At December 31, 2021, the scheduled maturities of time deposits are as follows.

Due in one year or less	$534,149
Due after one year through two years	79,329
Due after two years through three years	18,688
Due after three years through four years	11,191
Due after four years through five years	9,776
Thereafter	465
Total	$653,598

NOTE 11 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2021 and 2020.

	2021	2020
Federal funds purchased	$—	$—
Retail repurchase agreements	$56,006	$36,029

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $55,605 and $47,113 at December 31, 2021 and 2020.  The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2021 and 2020.

	2021	2020
Average daily balance during the period	$45,819	$45,041
Average interest rate during the period	0.23%	0.23%
Maximum month-end balance during the period	$56,006	$53,543
Weighted average interest rate at period-end	0.23%	0.22%

Federal Home Loan Bank advances

There were no Federal Home Loan Bank advances as of December 31, 2021, advances as of December 31, 2020, were as follows.

2020
Federal Home Loan Bank line of credit advances	$—
Federal Home Loan Bank fixed rate term advances	10,107
Total principal outstanding	10,107
Federal Home Loan Bank fixed rate term advances, fair market value adjustments	37
Total Federal Home Loan Bank advances	$10,144

At December 31, 2021, and December 31, 2020, the Company had no funds drawn against its line of credit.

At December 31, 2021 and 2020, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $17,025 and $91,700.  These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $694,892 and securities of $15,409 for a total of $710,302 at December 31, 2021, and qualifying loans totaling $763,506 at December 31, 2020.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $691,149 and $661,490 at December 31, 2021 and 2020.

 Bank stock loan

The Company entered into an agreement with an unaffiliated financial institution that provided for a maximum borrowing facility of $40,000, secured by the Company’s stock in Equity Bank. The loan was renewed and amended on June 30, 2020, with a maturity date of August 15, 2021, and was extended to February 11, 2022. Each draw of funds on the facility will create a separate note that is repayable over a term of five years.  Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.50%.  Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five-year term of each separate note.  The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.

The loan was renewed and amended on February 11, 2022, with a new maturity date of February 11, 2023. With this amendment, the maximum borrowing amount was decreased from $40,000 to $25,000. Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.25%. The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility due on the maturity date of the renewal.

There were no bank stock loan advances as of December 31, 2021, or December 31, 2020.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  For the twelve months ended December 31, 2021, the Company was in compliance within our loan contract and within all other terms of the borrowing facility.  For the twelve months ended December 31, 2020, the lender granted the Company a waiver with reference to the return on assets ratio covenant contained within our loan contract.  The Company was in compliance with all other terms of the borrowing facility.

NOTE 12 – SUBORDINATED DEBT

The following table lists outstanding subordinated debt as of December 31, 2021 and 2020.

	2021	2020
Subordinated debentures	$22,924	$14,872
Subordinated notes	72,961	72,812
Total	$95,885	$87,684

Subordinated debentures

In conjunction with the 2012 acquisition of First Community Bancshares, Inc. (FCB), the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII”, respectively).

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2021 and 2020.  The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% (2.12% at December 31, 2021, and 2.24% at December 31, 2020) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

On March 30, 2007, CTIII, an unconsolidated subsidiary of the Company, issued $5,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2021 and 2020.  The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% (2.09% at December 31, 2021, and 2.11% at December 31, 2020) on the stated liquidation amount of the trust preferred securities.  As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTIII.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037, or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to FCB were used by CTIII to purchase $5,155 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

In conjunction with the 2016 acquisition of Community First Bancshares, Inc. (CFBI), the Company assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary, Community First (AR) Statutory Trust I, (“CFSTI”).  The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% (3.47% at December 31, 2021, and 3.50% at December 31, 2020) on the stated liquidation amount of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032, or upon earlier redemption.

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

In conjunction with the 2021 acquisition of ASBI, the Company assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary, American State Bank Statutory Trust I, (“ASBSTI”).  The trust preferred securities issued by ASBSTI accrue and pay distributions quarterly at three-month LIBOR plus 1.80% (2.00% at December 31, 2021) on the stated liquidation amount of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption.

On September 15, 2005, ASBSTI, an unconsolidated subsidiary of the Company, issued $7,500 of variable rate trust preferred securities, all of which are outstanding at December 31, 2021.  As an integral part of the acquisition of ASBI, the Company has guaranteed fully and unconditionally all of the obligations of ASBSTI.  The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities.  These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption.  The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date.  The proceeds from the sale of the trust preferred securities and the issuance of $232 in common securities to ASBI were used by ASBSTI to purchase $7,732 of floating rate subordinated debentures of ASBI which have the same payment terms as the trust preferred securities.

At December 31, 2021 and 2020, the contractual balance and the unamortized fair value adjustments were as shown below.

	2021	2020
Contractual balance	$28,352	$20,620
Unamortized fair value adjustment	(5,428)	(5,748)
Net book value	$22,924	$14,872

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

Subordinated notes as of December 31, 2021, are listed below.

	December 31, 2021	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	8.5
Total principal outstanding	75,000
Debt issuance cost	(2,039)
Total subordinated notes	$72,961

Subordinated notes are included in Tier 2 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

Future principal repayments

Future principal repayments of the December 31, 2021, outstanding balances for all borrowings are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$56,006	$—	$—	$—	$56,006
Due after one year through two years	—	—	—	—	—
Due after two years through three years	—	—	—	—	—
Due after three years through four years	—	—	—	—	—
Due after four years through five years	—	—	—	—	—
Thereafter	—	—	28,352	75,000	103,352
Total	$56,006	$—	$28,352	$75,000	$159,358

NOTE 13 – CONTRACTUAL OBLIGATIONS

At December 31, 2021 and 2020, the Company had contractual obligations of $17,692 and $5,189.  Contractual obligations represent commitments made by the Company to make capital investments in limited-liability entities that invest in qualified affordable housing projects.  The Company expects to fulfill these commitments during the years 2022 through 2036.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock.  There were no shares of preferred stock outstanding at December 31, 2021, 2020 or 2019.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share. At December 31, 2021 and 2020, the following table presents shares that were issued and were held in treasury or were outstanding.

	2021	2020
Class A common stock – issued	20,077,059	17,224,830
Class A common stock – held in treasury	(3,316,944)	(2,684,274)
Class A common stock – outstanding	16,760,115	14,540,556
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

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

In September of 2020, the Company’s Board of Directors authorized an additional repurchase of up to 800,000 shares of the Company’s outstanding common stock, from time to time, beginning October 30, 2020, and concluding October 29, 2021.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  Under this program, during the years ended December 31, 2021 and 2020, the Company repurchased a total of 679,557 shares of the Company’s outstanding common stock at an average price paid of $24.12 per share.

In September of 2021, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the year ended December 31, 2021, the company repurchased a total of 132,873 shares of the Company’s outstanding common stock at an average price paid of $32.99 per share.

Restricted stock unit plan termination loans

In connection with termination of the Company’s restricted stock unit plan (“RSUP”), 203,216 shares of Class A common stock were issued in May 2015 to employees with vested restricted stock units.  Additional paid-in capital includes $224 of tax benefits in excess of those previously provided in connection with stock compensation expense.  Also, in connection with the termination of the RSUP, the Company agreed to loan electing participants an amount equal to each participant’s federal and state income tax withholding obligation associated with the stock issuance.  These loans, totaling $43 at December 31, 2020, were collateralized by the shares received with an extended maturity date of March 31, 2021, and an interest rate of 1.60%. These were paid in full in the first quarter of 2021.

Accumulated other comprehensive income (loss)

For the years ended December 31, 2020 and 2019, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) the after-tax effect of unamortized unrealized gains (losses) on securities transferred from the available-for-sale designation to the held-to-maturity designation and unrealized gains (losses) on cash flow hedges. During 2021, 2020 and 2019, there were $368, $0 and $0 of gains reclassified from accumulated other comprehensive income to net gains on sales of and settlement of securities within the consolidated statements of income.  During 2020 and 2019, there was $509 and $903 of accretion reclassified from accumulated other comprehensive income to taxable interest income on securities within the consolidated statements of income.

Components of accumulated other comprehensive income as of December 31, 2021 and 2020, were as follows.

	Available -for-Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
December 31, 2021
Net unrealized or unamortized gains (losses)	$2,426	$(58)	$2,368
Tax effect	(606)	14	$(592)
	$1,820	$(44)	$1,776
December 31, 2020
Net unrealized or unamortized gains (losses)	$26,426	$—	$26,426
Tax effect	(6,645)	—	(6,645)
	$19,781	$—	$19,781

NOTE 15 – INCOME TAXES

Income tax expense for the year ended December 31, 2021, 2020, and 2019 is listed in the following table

	2021	2020	2019
Current income tax expense
Federal	$7,614	$9,054	$4,066
State	2,750	2,435	1,649
Total current income tax expense	10,364	11,489	5,715
Deferred income tax expense
Federal	1,009	(8,770)	1,444
State	583	(2,319)	119
Total deferred income tax expense	1,592	(11,089)	1,563
Total income tax expense	$11,956	$400	$7,278

A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2021, 2020 and 2019) to the Company’s actual income tax expense for the year ended December 31, 2021, 2020, and 2019 is shown below.

	2021	2020	2019
Computed at the statutory rate	$13,532	$(15,660)	$6,900
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	2,333	407	1,422
Tax-exempt interest	(597)	(766)	(885)
Non-taxable life insurance income	(736)	(408)	(419)
Non-deductible expenses	409	183	353
Share-based payments	(480)	77	18
Federal tax credits	(2,754)	(600)	(636)
Non-deductible goodwill	—	17,584	—
Bargain purchase gain	(123)	(450)	—
Change in valuation allowance	379	164	396
Other	(176)	(131)	129
Non-deductible transactions costs	169	—	—
Income tax expense	$11,956	$400	$7,278

The increase in the income tax benefit related to federal tax credits was primarily driven by the impact of environmental, social and governance (“ESG”) investments in renewable energy.  The benefits of these investments primarily consist of tax credits.

Components of deferred tax assets and liabilities at December 31, 2021 and 2020 are shown in the table below.

	2021	2020
Deferred tax assets
Allowance for loan losses	$12,514	$8,376
Tax credit carryforwards	810	897
Goodwill amortization	2,996	3,102
Accrued compensation	2,583	2,159
Net operating loss and attribute carryforwards	1,907	1,189
Other real estate owned	508	708
Acquired loans fair market value adjustments	72	1,897
Deferred revenue	566	—
Other	1,389	1,342
Gross deferred tax assets	23,345	19,670
Deferred tax liabilities
Assumed debt fair market value adjustments	1,348	1,389
Depreciation	5,148	4,491
Federal Home Loan Bank stock dividends	219	445
Acquisition related basis adjustment	—	938
Net unrealized or unamortized gains (losses) on securities	590	6,646
Core deposit intangibles	2,330	2,757
Other	493	377
Gross deferred tax liabilities	10,128	17,043
Valuation allowance	(2,348)	(1,479)
Net deferred tax asset (liability)	$10,869	$1,148

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Federal net operating losses acquired through previous acquisitions were fully utilized at December 31, 2020.  Acquired federal tax credits totaling $810 at December 31, 2021, will expire between 2029 and 2034.  The utilization of these tax credit carryforwards is not expected to be limited by Internal Revenue Code (“IRC”) sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes in multiple jurisdictions.  Commercial banks are not allowed to file consolidated Kansas returns with non-bank consolidated group members.  The state of Kansas allows net operating losses incurred for tax years beginning after December 31, 2017, to be carried forward indefinitely while those generated prior to this can be carried forward ten years.  The Company has unused Kansas net operating loss carryforwards of approximately $37,728 generated through operations and $19,902 acquired through acquisitions.  These net operating losses have a valuation allowance of $37,728 and $19,902, respectively, recorded against them and expire between 2022 and 2027 for those incurred for tax years beginning before December 31, 2017, with the remaining carried forward indefinitely.  In connection with a 2015 acquisition, the Company acquired Kansas net operating losses useable against Kansas bank income.  At December 31, 2021, the Kansas net operating loss carryforward useable against Kansas bank income totaled $1,638 with expiration dates between 2022 and 2024.  The utilization of this acquired Kansas net operating loss carryforward is expected to be limited and a valuation allowance has been recorded against the portion which is expected to expire unused.  In establishing a valuation allowance, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized.  Based on this analysis, certain deferred tax assets have a valuation allowance recorded against them resulting in a zero carrying value.  The Company is generally no longer subject to U.S. federal, state and local tax examinations for years before 2018.  At December 31, 2021, there were no examinations in any jurisdiction.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2015, with full compliance with all of the requirements being phased in over a multi-year schedule, and fully phased in January 1, 2019.  The Basel III rules also require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5%.  The new capital conservation buffer requirement was to be phased in beginning January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented January 2019.  An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of December 31, 2021, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2021, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2021 and 2020, are presented in the tables below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2021
Total capital to risk weighted assets
Equity Bancshares, Inc.	$571,514	15.96%	$376,013	10.50%	$	N/A	N/A
Equity Bank	546,503	15.28%	375,646	10.50%		357,758	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	453,718	12.67%	304,391	8.50%		N/A	N/A
Equity Bank	501,711	14.02%	304,094	8.50%		286,206	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	430,794	12.03%	250,675	7.00%		N/A	N/A
Equity Bank	501,711	14.02%	250,430	7.00%		232,543	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	453,718	9.09%	199,563	4.00%		N/A	N/A
Equity Bank	501,711	10.07%	199,381	4.00%		249,226	5.00%

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2020
Total capital to risk weighted assets
Equity Bancshares, Inc.	$462,865	17.35%	$280,072	10.50%	$	N/A	N/A
Equity Bank	418,992	15.73%	279,646	10.50%		266,329	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	356,707	13.37%	226,725	8.50%		N/A	N/A
Equity Bank	385,696	14.48%	226,380	8.50%		213,064	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	341,835	12.82%	186,714	7.00%		N/A	N/A
Equity Bank	385,696	14.48%	186,431	7.00%		173,114	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	356,707	9.30%	153,490	4.00%		N/A	N/A
Equity Bank	385,696	10.07%	153,276	4.00%		191,595	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 17 – RELATED PARTY TRANSACTIONS

At December 31, 2021 and 2020, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $12,358 and $1,978.  Changes during 2021 are listed below.

2021
Balance at January 1, 2021	$1,978
New loans/advances	14,655
Repayments	(4,275)
Balance at December 31, 2021	$12,358

At December 31, 2021 and 2020, the Company had deposits from executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $20,936 and $6,108.

NOTE 18 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees.  Employees may contribute up to IRS maximum contribution limit. Contributions to the profit-sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors.  Employer contributions charged to expense for 2021, 2020 and 2019 were $1,140, $1,023 and $826.

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

	2021	2020
Net pension cost charged to salaries and employee benefits	$168	$158
Pentegra defined benefit plan funded status as of July 1	129.62%	108.20%
Plan's funded status as of July 1	101.26%	90.55%
Contributions paid to the plan	$150	$144

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2019.

NOTE 19 – SHARE-BASED PAYMENTS

The Company’s Amended and Restated 2013 Stock Incentive Plan (the Plan) reserved 1,500,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors.  The Plan replaced the 2006 Non-qualified Stock Option Plan (2006 Plan).  Under the 2006 Plan, there were 0 and 150,000 fully vested and exercisable options outstanding at December 31, 2021 and 2020.  No new grants of options may be made under the 2006 Plan.  The Company believes that stock-based awards better align the interests of its employees with those of its stockholders.  Under the Company’s 2021 and 2020 director compensation policy, the directors receive a portion of their compensation in stock.  For the years ended December 31, 2021 and 2020, the Company recognized expense of $285 and $260 and issued 10,242 and 17,703 shares.   At December 31, 2021, there were 391,101 shares available for equity awards under the Plan.

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2021 and 2020.

December 31, 2021	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	751,333	$22.89	5	$2,790
Granted	4,163	22.08	10	—
Exercised	(247,895)	15.52	2	—
Forfeited or expired	(28,760)	33.13	7	—
Outstanding at end of year	478,841	$26.08	5	$3,889
Fully vested and expected to vest	478,841	$26.08	5	$3,889
Exercisable at end of year	437,801	$25.49	5	$3,806

December 31, 2020	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	785,758	$23.17	6	$6,896
Exercised	(1,150)	17.43	4	—
Forfeited or expired	(33,275)	29.66	6	—
Outstanding at end of year	751,333	$22.89	5	$2,790
Fully vested and expected to vest	751,333	$22.89	5	$2,790
Exercisable at end of year	647,861	$21.22	4	$2,790

There were no stock options granted during the year ended December 31, 2020.  The fair values of stock options granted during the years ended December 31, 2021 and 2019, were estimated to be $5.85 per share and $7.10 per share.  The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model.  Expected stock price volatility is based on the historical volatility of the SNL Bank Index.  The expected term of options granted is based on the Simplified Method.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2021	2019
Risk free rate	0.62%	2.52%
Market value of stock on grant date	$22.08	$32.43
Expected term (in years)	6.0	5.8
Expected volatility	26.13%	15.71%
Dividend rate	—%	—%

Compensation expense for stock options is recognized as the options vest.  Total stock option compensation cost that has been charged against income was $201, $464, and $520 for 2021, 2020 and 2019.  The total income tax benefit was $51, $117 and $131.  At December 31, 2021, there was $109 thousand of unrecognized compensation expense related to non-vested stock options granted under the Plan.  Unrecognized compensation expense at December 31, 2021, will be recognized over a remaining weighted average period of 4.7 years.

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

A summary of changes in the Company’s non-vested RSUs is shown below.

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2021	261,078	$30.39
Granted	169,696	22.58
Vested	(74,454)	32.56
Forfeited	(68,583)	30.75
Outstanding at December 31, 2021	287,737	$25.13

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2020	187,450	$34.56
Granted	126,827	25.38
Vested	(34,891)	34.36
Forfeited	(18,308)	30.58
Outstanding at December 31, 2020	261,078	$30.39

Compensation expense is recognized over the vesting period of the award based on the fair value of RSU awards at the grant date.  The Company recognized share-based compensation attributable to RSUs of $2,285, $2,650 and $1,991 for the years ended December 31, 2021, 2020 and 2019.  The total income tax benefit was $575, $667 and $501 for the same time periods.  Unrecognized RSU compensation expense of $4.5 million at December 31, 2021, will be recognized over a remaining weighted average period of 2.4 years.

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

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
February 15, 2019 to August 14, 2019	19,221	$21.07	$72
August 15, 2019 to February 14, 2020	16,764	21.11	63
February 15, 2020 to August 14, 2020	17,829	13.61	43
August 15, 2020 to February 14, 2021	17,621	13.68	42
February 15, 2021 to August 14, 2021	16,034	20.50	58

NOTE 20 – EARNINGS PER SHARE

Earnings per share were computed as shown below.

	2021	2020	2019
Basic:
Net income allocable to common stockholders	$52,480	$(74,970)	$25,579
Weighted average common shares outstanding	15,016,725	15,097,726	15,618,690
Weighted average vested restricted stock units	2,496	786	1,201
Weighted average shares	15,019,221	15,098,512	15,619,891
Basic earnings per common share	$3.49	$(4.97)	$1.64
Diluted:
Net income allocable to common stockholders	$52,480	$(74,970)	$25,579
Weighted average common shares outstanding for:
Basic earnings per common share	15,019,221	15,098,512	15,619,891
Dilutive effects of the assumed exercise of stock options	164,704	—	201,409
Dilutive effects of the assumed redemption of RSUs	120,622	—	21,839
Dilutive effects of the assumed exercise of Employee Stock Purchase Plan	1,884	—	—
Average shares and dilutive potential common shares	15,306,431	15,098,512	15,843,139
Diluted earnings per common share	$3.43	$(4.97)	$1.61

Dilutive shares not included above due to the net loss in the period.

	2021	2020	2019
Dilutive effects of the assumed exercise of stock options	—	98,943	—
Dilutive effects of the assumed vesting of restricted stock units	—	37,677	—
Dilutive effects of the assumed exercise of ESPP purchases	—	3,367	—
Total dilutive shares	—	139,987	—

Average outstanding stock options and RSUs not included in the computation of diluted earnings (loss) because they were antidilutive are shown below.

	2021	2020	2019
Stock options	55,872	309,951	308,933
Restricted stock units	451	135,155	2,027
Total antidilutive shares	56,323	445,106	310,960

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$123,407	$—
U.S. Treasury securities	155,602	—	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	664,887	—
Private label residential mortgage backed securities	—	171,688	—
Corporate	—	53,777	—
Small Business Administration loan pools	—	16,475	—
State and political subdivisions	—	141,606	—
Derivative assets:
Derivative assets (included in other assets)	—	5,021	—
Cash collateral held by counterparty and netting adjustments	2,994	—	—
Total derivative assets	2,994	5,021	—
Other assets:
Equity securities with readily determinable fair value	644	—	—
Total other assets	644	—	—
Total assets	$159,240	$1,176,861	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,553	$—
Cash collateral held by counterparty and netting adjustments	(5,447)	—	—
Total derivative liabilities	(5,447)	5,553	—
Total liabilities	$(5,447)	$5,553	$—

	December 31, 2020
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$1,023	$—
U.S. Treasury securities	—	4,025	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	651,425	—
Private label residential mortgage backed securities	—	44,178	—
Corporate	—	53,650	—
Small Business Administration loan pools	—	1,270	—
State and political subdivisions	—	116,256	—
Derivative assets:
Derivative assets (included in other assets)	—	7,172	—
Cash collateral held by counterparty and netting adjustments	123	—	—
Total derivative assets	123	7,172	—
Other assets:
Equity securities with readily determinable fair value	506	—	—
Total other assets	506	—	—
Total assets	$629	$878,999	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,317	$—
Cash collateral held by counterparty and netting adjustments	(8,317)	—	—
Total derivative liabilities	(8,317)	8,317	—
Total liabilities	$(8,317)	$8,317	$—

There were no transfers between Levels during 2021 or 2020.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of impairment.  The fair values of impaired loans with specific allocations of the allowance for credit losses are generally based on recent real estate appraisals of the collateral.  Declines in the fair values of other real estate owned, subsequent to their initial acquisitions, are also based on recent real estate appraisals less selling costs.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	December 31, 2021
	Level 1	Level 2	Level 3
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$5,201
Commercial and industrial	—	—	2,793
Residential real estate	—	—	3,758
Agricultural real estate	—	—	2,101
Other	—	—	4,068
Other real estate owned:
Commercial real estate	—	—	2,043
Residential real estate	—	—	191

	December 31, 2020
	Level 1	Level 2	Level 3
Impaired loans:
Commercial real estate	$—	$—	$3,359
Commercial and industrial	—	—	16,343
Residential real estate	—	—	2,165
Agricultural real estate	—	—	2,383
Other	—	—	852
Other real estate owned:
Commercial real estate	—	—	3,882
Residential real estate	—	—	469

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2021 and 2020.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2021
Impaired real estate loans	$17,921	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 31% (18%)

Impaired other real estate owned	$2,234	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 20% (12%)
December 31, 2020
Impaired real estate loans	$13,443	Sales Comparison Approach	Adjustments for differences between comparable sales	2% - 22% (12%)

Impaired other loans	$11,659	Multiple of Earnings	Multiples of earnings for comparable entities	4.5X - 5.5X (5.0X)

Impaired other real estate owned	$4,351	Sales Comparison Approach	Adjustments for differences between comparable sales	16% - 42% (29%)

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated.

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$259,954	$259,954	$259,954	$—	$—
Interest-bearing deposits	—	—	—	—	—
Available-for-sale securities	1,327,442	1,327,442	155,601	1,171,841	—
Loans held for sale	4,214	4,214	—	4,214	—
Loans, net of allowance for credit losses	3,107,262	3,100,232	—	—	3,100,232
Federal Reserve Bank and Federal Home Loan Bank stock	17,510	17,510	—	17,510	—
Interest receivable	18,048	18,048	—	18,048	—
Derivative assets	5,021	5,021	—	5,021	—
Cash collateral held by derivative counterparty and netting adjustments	2,994	2,994	2,994	—	—
Total derivative assets	8,015	8,015	2,994	5,021	—
Equity securities with readily determinable fair value	644	644	644	—	—
Total assets	$4,743,089	$4,736,059	$419,193	$1,216,634	$3,100,232
Financial liabilities:
Deposits	$4,420,004	$4,421,441	$—	$4,421,441	$—
Federal funds purchased and retail repurchase agreements	56,006	56,006	—	56,006	—
Federal Home Loan Bank advances	—	—	—	—	—
Subordinated debentures	22,924	22,924	—	22,924	—
Subordinated notes	72,961	80,880	—	80,880	—
Contractual obligations	17,692	17,692	—	17,692	—
Interest payable	3,187	3,187	—	3,187	—
Derivative liabilities	5,553	5,553	—	5,553	—
Cash collateral held by derivative counterparty and netting adjustments	(5,447)	(5,447)	(5,447)	—	—
Total derivative liabilities	106	106	(5,447)	5,553	—
Total liabilities	$4,592,880	$4,602,236	$(5,447)	$4,607,683	$—

	December 31, 2020
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$280,698	$280,698	$280,698	$—	$—
Interest-bearing deposits	249	249	—	249	—
Available-for-sale securities	871,827	871,827	—	871,827	—
Loans held for sale	12,394	12,394	—	12,394	—
Loans, net of allowance for loan losses	2,557,987	2,430,325	—	—	2,430,325
Federal Reserve Bank and Federal Home Loan Bank stock	16,415	16,415	—	16,415	—
Interest receivable	15,831	15,831	—	15,831	—
Derivative assets	7,172	7,172	—	7,172	—
Cash collateral held by derivative counterparty and netting adjustments	123	123	123	—	—
Total derivative assets	7,295	7,295	123	7,172	—
Equity securities with readily determinable fair value	506	506	506	—	—
Total assets	$3,763,202	$3,635,540	$281,327	$923,888	$2,430,325
Financial liabilities:
Deposits	$3,447,590	$3,451,366	$—	$3,451,366	$—
Federal funds purchased and retail repurchase agreements	36,029	36,029	—	36,029	—
Federal Home Loan Bank advances	10,144	10,656	—	10,656	—
Subordinated debentures	14,872	14,872	—	14,872	—
Subordinated notes	72,812	80,448	—	80,448	—
Contractual obligations	5,189	5,189	—	5,189	—
Interest payable	1,231	1,231	—	1,231	—
Derivative liabilities	8,317	8,317	—	8,317	—
Cash collateral held by derivative counterparty and netting adjustments	(8,317)	(8,317)	(8,317)	—	—
Total derivative liabilities	—	—	(8,317)	8,317	—
Total liabilities	$3,587,867	$3,599,791	$(8,317)	$3,608,108	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2021 and 2020 were as follows.

	December 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$101,923	$173,976	$50,123	$129,860
Mortgage loans in the process of origination	7,404	2,353	13,826	1,713
Unused lines of credit	106,291	317,249	120,720	226,731

At December 31, 2021, the fixed rate loan commitments have interest rates ranging from 2.49% to 18% and maturities ranging from 1 month to 371 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified pre-conditions are met.  Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions.  Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations.  The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.  The contractual amounts of standby letters of credit as of December 31, 2021 and 2020 are listed below.

	December 31, 2021		December 31, 2020
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$14,656	$5,799	$9,020	$3,314

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

Equity Bank was a party to a lawsuit filed on November 5, 2020, in Missouri federal court on behalf of one of our customers, alleging improperly collected overdraft fees.  The plaintiff sought to have the case certified as a class action.  The Company was successful in obtaining a dismissal of one of the two claims asserted and then settled the suit while the motion to dismiss the remaining claim was under consideration.  The case was dismissed with prejudice on November 29, 2021.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the years ended December 31, 2021 and 2020.

	2021	2020
Non-interest income
Service charges and fees	$8,596	$6,856
Debit card income	10,236	9,136
Mortgage banking(a)	3,306	3,153
Increase in bank-owned life insurance(a)	3,506	1,941
Net gain on acquisition(a)	585	2,145
Net gain (loss) from securities transactions(a)	406	11
Other non-interest income
Investment referral income	678	567
Trust income	1,140	433
Insurance sales commissions	545	275
Recovery on zero-basis purchased loans(a)	85	134
Income from equity method investments(a)	(222)	(210)
Other non-interest income related to loans and deposits	3,703	1,299
Other non-interest income not related to loans and deposits(a)	278	283
Total other non-interest income	6,207	2,781
Total	$32,842	$26,023
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

Insurance Sales Commissions

Insurance commissions are received based on contracts with insurance companies which provide for a percentage of premiums to be paid to the Company in exchange for placement of policies with customers.  The commissions generally relate to a period of one year or less.  Under certain contracts, the Company may also assist with the claims processing, but this performance obligation is considered insignificant compared to the initial placement of the policy.  As such, the performance obligation is considered to have been substantially satisfied at the time of policy placement.  While this indicates that all related revenue would be appropriately accrued at policy inception, in some cases, recognition occurs over the policy period if received in installments from the insurance company.  In no cases would this deferral extend beyond 12 months and the effect is considered immaterial compared to recognition at the time of policy placement.  The Company also receives commissions based on renewals of policies previously placed.  However, additional work is required to process the renewals, resulting in future performance obligations to earn the related revenues.  In addition, the occurrence of such renewals is not certain as initial policies are generally for one year or less and the fees earned are not determined until the time of renewal, based on underwriting at that time.  As such, the Company has determined that accrual of income for future renewals is not appropriate.

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

CONDENSED BALANCE SHEETS

December 31, 2021 and 2020

(Dollar Amounts in thousands, except per share data)

	2021	2020
ASSETS
Cash and due from banks	$25,063	$31,970
Investment in Equity Bank	572,414	452,304
Investment in EBAC	3,538	3,915
Other assets	342	7,657
Total assets	$601,357	$495,846
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank stock loan	$—	$—
Subordinated debt	95,885	87,684
Interest payable and other liabilities	4,841	513
Total liabilities	100,726	88,197
Stockholders’ equity	500,631	407,649
Total liabilities and stockholders’ equity	$601,357	$495,846

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2021, 2020, and 2019

(Dollar Amounts in thousands, except per share data)

	2021	2020	2019
Dividends from Equity Bank	$14,251	$7,500	$23,000
Other income	56	1	4
Total income	14,307	7,501	23,004
Expenses
Interest expense	6,261	3,924	1,905
Other expenses	3,450	2,536	2,254
Total expenses	9,711	6,460	4,159
Income before income tax and equity in undistributed income (loss) of subsidiaries	4,596	1,041	18,845
Income tax benefit	1,551	1,504	1,081
Income before equity in undistributed income (loss) of subsidiaries	6,147	2,545	19,926
Equity in undistributed income (loss) of Equity Bank	46,710	(77,143)	5,978
Equity in undistributed income (loss) of EBAC	(377)	(372)	(325)
Net income (loss) and net income (loss) allocable to common stockholders	$52,480	$(74,970)	$25,579

CONDENSED STATEMENTS OF CASH FLOWS

 Years ended December 31, 2021, 2020, and 2019

(Dollar Amounts in thousands, except per share data)

	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$52,480	$(74,970)	$25,579
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	2,906	3,473	2,870
Equity in undistributed (income) loss of Equity Bank	(46,710)	77,143	(5,978)
Equity in undistributed (income) loss of EBAC	377	372	325
Net amortization of purchase valuation adjustments	485	388	301
Net change in:
Other assets	6,965	(300)	(4,092)
Interest payable and other liabilities	(207)	(4,524)	(147)
Net cash from (to) operating activities	16,296	1,582	18,858
Cash flows (to) from investing activities
Proceeds from sales, calls, pay-downs and maturities of AFS securities	376	—	—
Purchase of net assets of ASBI, net of cash acquired	(8,209)	—	—
Additional investment in Equity Bank	—	(17,200)	—
Additional investment in EBAC	—	(450)	(900)
Net cash (used in) investing activities	(7,833)	(17,650)	(900)
Cash flows (to) from financing activities
Borrowings on bank stock loan	—	38,354	7,209
Principal payments on bank stock loan	—	(47,344)	(13,669)
Borrowings on subordinated debt	—	75,000	—
Subordinated debt issue cost	(16)	(2,265)	—
Proceeds from exercise of employee stock options	3,847	20	371
Principal payments on employee stock loan	43	34	44
Proceeds from employee stock purchase plan	569	596	405
Purchase of treasury stock	(18,664)	(19,348)	(10,867)
Dividends paid on common stock	(1,149)	—	—
Net cash provided by (used in) financing activities	(15,370)	45,047	(16,507)
Net change in cash and cash equivalents	(6,907)	28,979	1,451
Cash and cash equivalents, beginning of period	31,970	2,991	1,540
Ending cash and cash equivalents	$25,063	$31,970	$2,991