Form 10-Q
period 2022-03-31
EQUITY BANCSHARES INC
filed 2022-05-05
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 16,276,395 shares of Class A common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance.  These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature.  These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control.  Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict.  Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements.  When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2022, and in Item 1A – Risk Factors of this Quarterly Report.

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

•	the loss of our largest loan and depositor relationships;
•	limitations on our ability to lend and to mitigate the risks associated with our lending activities as a result of our size and capital position;
•	differences in our qualitative factors used in our calculation of the allowance for credit losses from actual results;
•	inadequacies in our allowance for credit losses which could require us to take a charge to earnings and thereby adversely affect our financial condition;
•	interest rate fluctuations which could have an adverse effect on our profitability;
•	the impact of the transition from London Interbank Offered Rate (“LIBOR”) and our ability to adequately manage such transition;
•	an economic downturn related to a pandemic, especially one affecting our core market areas;
•	inability of borrowers on deferral to make payments on their loans following the end of the deferral period;
•

potential fraud related to Small Business Administration (“SBA”) loan applications through the Paycheck Protection Program (“PPP”) as part of the U.S. Coronavirus Aid, Relief and Economic Security Act (“CARES Act”);

•	the effects of a pandemic or other widespread public health emergencies;
•	the costs of integrating the businesses we acquire, which may be greater than expected;
•	the departure of key members of our management personnel or our inability to hire qualified management personnel;
•	challenges arising from unsuccessful attempts to expand into new geographic markets, products, or services;
•	a lack of liquidity resulting from decreased loan repayment rates, lower deposit balances, or other factors;
•	inaccuracies in our assumptions about future events which could result in material differences between our financial projections and actual financial performance;

•	an inability to keep pace with the rate of technological advances due to a lack of resources to invest in new technologies;
•	disruptions, security breaches, or other adverse events, failures or interruptions in, or attacks on, our information technology systems;
•	unauthorized access to nonpublic personal information of our customers, which could expose us to litigation or reputational harm;
•	disruptions, security breaches, or other adverse events affecting the third-party vendors who perform several of our critical processing functions;
•	required implementation of new accounting standards that significantly change our existing recognition practices;
•	additional regulatory requirements and restrictions on our business, which could impose additional costs on us;
•	an increase in FDIC deposit insurance assessments, which could adversely affect our earnings;
•	increased capital requirements imposed by banking regulators, which may require us to raise capital at a time when capital is not available on favorable terms or at all;
•	restraints on the ability of Equity Bank to pay dividends to us, which could limit our liquidity;
•	a failure in the internal controls we have implemented to address the risks inherent to the banking industry;
•	continued or increasing competition from other financial institutions, credit unions, and non-bank financial services companies, many of which are subject to different regulations than we are;
•	costs arising from the environmental risks associated with making loans secured by real estate;
•	the occurrence of adverse weather or manmade events, which could negatively affect our core markets or disrupt our operations;
•	the effects of new federal tax laws, or changes to existing federal tax laws;
•	the obligation associated with being a public company requires significant resources and management attention;
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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2022, and December 31, 2021

(Dollar amounts in thousands)

	(Unaudited) March 31,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$89,764	$259,131
Federal funds sold	286	823
Cash and cash equivalents	90,050	259,954
Available-for-sale securities	1,352,894	1,327,442
Loans held for sale	1,575	4,214
Loans, net of allowance for credit losses of $47,590 and $48,365	3,194,987	3,107,262
Other real estate owned, net	9,897	9,523
Premises and equipment, net	103,168	104,038
Bank-owned life insurance	120,928	120,787
Federal Reserve Bank and Federal Home Loan Bank stock	19,890	17,510
Interest receivable	16,923	18,048
Goodwill	54,465	54,465
Core deposit intangibles, net	13,830	14,879
Other	100,016	99,509
Total assets	$5,078,623	$5,137,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,255,793	$1,244,117
Total non-interest-bearing deposits	1,255,793	1,244,117
Savings, NOW and money market	2,511,478	2,522,289
Time	612,399	653,598
Total interest-bearing deposits	3,123,877	3,175,887
Total deposits	4,379,670	4,420,004
Federal funds purchased and retail repurchase agreements	48,199	56,006
Federal Home Loan Bank advances	50,000	—
Subordinated debt	96,010	95,885
Contractual obligations	17,307	17,692
Interest payable and other liabilities	35,422	47,413
Total liabilities	4,626,608	4,637,000
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	204	203
Additional paid-in capital	480,106	478,862
Retained earnings	102,632	88,324
Accumulated other comprehensive income (loss), net of tax	(50,012)	1,776
Treasury stock	(80,915)	(68,534)
Total stockholders’ equity	452,015	500,631
Total liabilities and stockholders’ equity	$5,078,623	$5,137,631

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months ended March 31, 2022 and 2021

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2022	2021
Interest and dividend income
Loans, including fees	$36,306	$31,001
Securities, taxable	5,391	3,799
Securities, nontaxable	655	724
Federal funds sold and other	300	288
Total interest and dividend income	42,652	35,812
Interest expense
Deposits	1,722	2,410
Federal funds purchased and retail repurchase agreements	33	22
Federal Home Loan Bank advances	9	65
Subordinated debt	1,599	1,556
Total interest expense	3,363	4,053
Net interest income	39,289	31,759
Provision (reversal) for credit losses	(412)	(5,756)
Net interest income after provision (reversal) for credit losses	39,701	37,515
Non-interest income
Service charges and fees	2,522	1,596
Debit card income	2,628	2,350
Mortgage banking	562	935
Increase in value of bank-owned life insurance	865	601
Net gain on acquisition	—	(78)
Net gain from securities transactions	40	17
Other	2,405	1,291
Total non-interest income	9,022	6,712
Non-interest expense
Salaries and employee benefits	15,068	12,722
Net occupancy and equipment	3,170	2,368
Data processing	3,769	2,663
Professional fees	1,171	1,073
Advertising and business development	976	682
Telecommunications	470	580
FDIC insurance	180	415
Courier and postage	423	369
Free nationwide ATM cost	501	472
Amortization of core deposit intangibles	1,050	1,034
Loan expense	185	238
Other real estate owned	(1)	5
Merger expenses	323	152
Other	2,174	2,108
Total non-interest expense	29,459	24,881
Income (loss) before income taxes	19,264	19,346
Provision (benefit) for income taxes	3,614	4,271
Net income (loss) and net income (loss) allocable to common stockholders	$15,650	$15,075
Basic earnings (loss) per share	$0.94	$1.04
Diluted earnings (loss) per share	$0.93	$1.02

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months ended March 31, 2022 and 2021

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2022	2021
Net income	$15,650	$15,075
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(69,339)	(10,369)
Less: reclassification for net gains included in net income	(79)	—
Unrealized holding gains (losses) arising during the period on cash flow hedges	598	—
Total other comprehensive income (loss)	(68,820)	(10,369)
Tax effect	17,032	2,607
Other comprehensive income (loss), net of tax	(51,788)	(7,762)
Comprehensive income (loss)	$(36,138)	$7,313

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2022 and 2021

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2021	14,540,556	$174	$386,820	$50,787	$19,781	$(43)	$(49,870)	$407,649
Implementation of ASU 2016-13, current expected credit losses	—	—	—	(12,403)	—	—	—	(12,403)
Net income	—	—	—	15,075	—	—	—	15,075
Other comprehensive income (loss), net of tax effects	—	—	—	—	(7,762)	—	—	(7,762)
Stock-based compensation	—	—	712	—	—	—	—	712
Common stock issued upon exercise of stock options	11,483	—	167	—	—	—	—	167
Common stock issued under stock-based incentive plan	47,265	1	(1)	—	—	—	—	—
Common stock issued under employee stock purchase plan	17,621	—	241	—	—	—	—	241
Repayment on employee stock loans	—		—	—	—	43		43
Treasury stock purchase	(233,012)	—	—	—	—	—	(5,907)	(5,907)
Balance at March 31, 2021	14,383,913	$175	$387,939	$53,459	$12,019	$—	$(55,777)	$397,815

Balance at January 1, 2022	16,760,115	$203	$478,862	$88,324	$1,776	$—	$(68,534)	$500,631
Net income	—	—	—	15,650	—	—	—	15,650
Other comprehensive income (loss), net of tax effects	—	—	—	—	(51,788)	—	—	(51,788)
Cash dividends - common stock, $0.08 per share	—	—	—	(1,318)	—	—	—	(1,318)
Dividend equivalents - restricted stock units, $0.08 per share	—	—	—	(24)	—	—	—	(24)
Stock-based compensation	—	—	804	—	—	—	—	804
Common stock issued upon exercise of stock options	3,500	—	50	—	—	—	—	50
Common stock issued under stock-based incentive plan	61,460	1	(1)	—	—	—	—	—
Common stock issued under employee stock purchase plan	14,274	—	391	—	—	—	—	391
Treasury stock purchases	(384,383)	—	—	—	—	—	(12,381)	(12,381)
Balance at March 31, 2022	16,454,966	$204	$480,106	$102,632	$(50,012)	$—	$(80,915)	$452,015

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months ended March 31, 2022 and 2021

(Dollar amounts in thousands)

	(Unaudited) March 31,
	2022	2021
Cash flows from operating activities
Net income	$15,650	$15,075
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	804	712
Depreciation	1,172	1,011
Amortization of operating lease right-of-use asset	175	100
Amortization of cloud computing implementation costs	47	30
Provision (reversal) for credit losses	(412)	(5,756)
Net amortization (accretion) of purchase valuation adjustments	(1,430)	(361)
Amortization (accretion) of premiums and discounts on securities	1,926	2,261
Amortization of intangible assets	1,085	1,045
Deferred income taxes	(226)	1,687
Federal Home Loan Bank stock dividends	(18)	(2)
Loss (gain) on sales and valuation adjustments on other real estate owned	(172)	(171)
Net loss (gain) on sales and settlements of securities	(79)	—
Change in unrealized (gains) losses on equity securities	39	(17)
Loss (gain) on disposal of premises and equipment	(43)	(8)
Loss (gain) on sales of foreclosed assets	(49)	9
Loss (gain) on sales of loans	(463)	(793)
Originations of loans held for sale	(16,193)	(27,907)
Proceeds from the sale of loans held for sale	19,295	32,485
Increase in the value of bank-owned life insurance	(865)	(601)
Change in fair value of derivatives recognized in earnings	(810)	(350)
Gain on acquisition	—	78
Payments on operating lease payable	(205)	(123)
Net change in:
Interest receivable	1,125	(824)
Other assets	(101)	7,553
Interest payable and other liabilities	(12,448)	(1,407)
Net cash provided by (used in) operating activities	7,804	23,726
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(153,850)	(242,563)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	57,134	103,660
Net change in loans	(85,273)	(100,306)
Purchase of mortgage loans	—	(89,450)
Purchase of government guaranteed loans	(2,293)	—
Purchase of premises and equipment	(309)	(1,921)
Proceeds from sale of premises and equipment	50	8
Proceeds from sale of foreclosed assets	20,063	37
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(2,362)	1,243
Net redemptions (purchases) of correspondent and miscellaneous other stock	—	(68)
Proceeds from sale of other real estate owned	205	1,402
Purchase of bank-owned life insurance	—	(25,000)
Proceeds from bank-owned life insurance death benefits	723	—
Net cash provided by (used in) investing activities	(165,912)	(352,958)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(40,311)	186,931
Net change in federal funds purchased and retail repurchase agreements	(7,807)	4,310
Net borrowings (repayments) on Federal Home Loan Bank line of credit	20,000	—

Proceeds from Federal Home Loan Bank term advances	122,128	—
Principal repayments on Federal Home Loan Bank term advances	(92,128)	(214)
Proceeds from Federal Reserve Bank discount window	1,000	1,000
Principal payments on Federal Reserve Bank discount window	(1,000)	(1,000)
Principal payments on employee stock loans	—	43
Proceeds from the exercise of employee stock options	50	167
Proceeds from employee stock purchase plan	391	241
Debt issuance cost	—	(16)
Purchase of treasury stock	(12,381)	(5,907)
Net change in contractual obligations	(385)	(333)
Dividends paid on common stock	(1,353)	—
Net cash provided by (used in) financing activities	(11,796)	185,222
Net change in cash and cash equivalents	(169,904)	(144,010)
Cash and cash equivalents, beginning of period	259,954	280,698
Ending cash and cash equivalents	$90,050	$136,688
Supplemental cash flow information:
Interest paid	$4,739	$3,035
Income taxes paid, net of refunds	82	—
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	555	60
Other repossessed assets acquired in settlement of loans	$20	$59

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022.  Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

Reclassifications

Some items in prior financial statements were reclassified to conform to the current presentation.  Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for the periods reported.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting.  ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met.  The transactions primarily include contract modifications; hedging relationships; and sale or transfer of debt securities classified as held-to-maturity.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company’s contracts issued prior to December 31, 2021, are primarily LIBOR tenures that will continue to be published until June 30, 2023, and the Company has reviewed the respective fallback language of these contracts and believes that the language is operational.  The Company will continually evaluate these contracts until the indexes are no longer published; however, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848).  ASU 2021-01 clarify that certain optional expedients and exceptions that are noted in Topic 848 apply to derivatives that are affected by the discounting transition. Certain provisions, if elected by the Company, apply to derivative instruments that use an interest rate for managing, discounting or contract price alignment that is modified as a result of reference rate reform.  The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022.  The Company’s contracts issued prior to December 31, 2021, are primarily LIBOR tenures that will continue to be published until June 30, 2023, and the Company has reviewed the respective fallback language of these contracts and believes that the language is operational.  The Company will continually evaluate these contracts until the indexes are no longer published; however, the financial impact on the Company’s financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging – Portfolio Layer Method.  ASU 2022-01 expands the current last-of-layer method to allow multiple hedged layers of a single closed portfolio; expands the scope of the portfolio layer method to include nonprepayable financial assets; addresses the types of hedging instruments that are eligible in a single-layer hedge; provided additional guidance on the accounting for and disclosure of hedging basis adjustments; and provided guidance on how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.  The guidance will be effective for the Company in fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  This guidance requires a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date.  The Company is currently evaluating the guidance but does not expect it will have a material financial impact on its financial condition, results of operations and cash flows.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Trouble Debt Restructurings and Vintage Disclosures.  ASU 2022-02 eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for loan restructurings by creditor when a borrower is experiencing financial difficulty.  Creditors will be required to apply the refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.  Additionally, ASU 2022-02 requires that public business entities disclose gross write offs by year of origination for financing receivables and net investment in leases within the scope of Financial Instruments – Credit Losses – Measured at Amortized Cost of the Accounting Standards Codification.  The guidance is effective for the Company for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years.  The Company is permitted to apply the guidance prospectively or through a modified retrospective method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  Since the Company had adopted ASU 2016-13 effective January 1, 2021, the Company is permitted to early adopt the guidance in totality or individually for the topics covered in this update.  The Company will not be early adopting this guidance and does not expect the guidance to have a material financial impact on our financial condition, results of operations and cash flows, but will impact the Company’s future loan disclosures.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$123,724	$—	$(8,489)	$—	$115,235
U.S. Treasury securities	257,151	—	(13,895)	—	243,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	625,214	896	(29,595)	—	596,515
Private label residential mortgage-backed securities	207,043	—	(10,761)	—	196,282
Corporate	56,576	322	(559)	—	56,339
Small Business Administration loan pools	15,708	—	(435)	—	15,273
State and political subdivisions	134,469	877	(5,352)	—	129,994
	$1,419,885	$2,095	$(69,086)	$—	$1,352,894

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$124,898	$13	$(1,504)	$—	$123,407
U.S. Treasury securities	157,289	—	(1,687)	—	155,602
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,584	10,215	(6,912)	—	664,887
Private label residential mortgage-backed securities	173,717	—	(2,029)	—	171,688
Corporate	52,555	1,437	(215)	—	53,777
Small Business Administration loan pools	16,568	13	(106)	—	16,475
State and political subdivisions	138,404	3,618	(416)	—	141,606
	$1,325,015	$15,296	$(12,869)	$—	$1,327,442

The fair value and amortized cost of debt securities at March 31, 2022, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$6,325	$6,363
One to five years	235,854	227,053
Five to ten years	263,257	248,913
After ten years	82,192	77,768
Mortgage-backed securities	832,257	792,797
Total debt securities	$1,419,885	$1,352,894

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $844,630 at March 31, 2022, and $892,182 at December 31, 2021.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2022, and December 31, 2021.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$115,235	$(8,489)	$—	$—	$115,235	$(8,489)
U.S. Treasury securities	243,256	(13,895)	—	—	243,256	(13,895)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	433,989	(19,841)	97,065	(9,754)	531,054	(29,595)
Private label residential mortgage-backed securities	191,560	(10,490)	4,722	(271)	196,282	(10,761)
Corporate	26,441	(559)	—	—	26,441	(559)
Small Business Administration loan pools	6,431	(374)	8,842	(61)	15,273	(435)
State and political subdivisions	61,392	(5,352)	—	—	61,392	(5,352)
Total temporarily impaired securities	$1,078,304	$(59,000)	$110,629	$(10,086)	$1,188,933	$(69,086)
December 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$117,618	$(1,504)	$—	$—	$117,618	$(1,504)
U.S. Treasury securities	155,601	(1,687)	—	—	155,601	(1,687)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	378,057	(6,860)	2,868	(52)	380,925	(6,912)
Private label residential mortgage-backed securities	159,381	(1,978)	2,208	(51)	161,589	(2,029)
Corporate	4,785	(215)	—	—	4,785	(215)
Small Business Administration loan pools	15,459	(106)	—	—	15,459	(106)
State and political subdivisions	28,443	(416)	—	—	28,443	(416)
Total temporarily impaired securities	$859,344	$(12,766)	$5,076	$(103)	$864,420	$(12,869)

As of March 31, 2022, the Company held 413 available-for-sale securities in an unrealized loss position.

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

Three Months Ended March 31,
2022
Proceeds	$3,265
Gross gain	115
Gross losses	36
Income tax expense on net realized gains	20

There were no proceeds from sales of available-for-sale securities during the three months ended March 31, 2021.

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

Agricultural:  Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced.  These loans may be secured by growing crops, stored crops, livestock, equipment, and miscellaneous receivables.

Consumer:  Consumer loans may include installment loans, unsecured and secured personal lines of credit, overdraft protection and letters of credit.  These loans are generally secured by consumer assets but may be unsecured.

The following table lists categories of loans at March 31, 2022, and December 31, 2021.

	March 31, 2022	December 31, 2021
Commercial real estate	$1,552,134	$1,486,148
Commercial and industrial	629,181	567,497
Residential real estate	613,928	638,087
Agricultural real estate	198,844	198,330
Agricultural	150,077	166,975
Consumer	98,413	98,590
Total loans	3,242,577	3,155,627
Allowance for credit losses	(47,590)	(48,365)
Net loans	$3,194,987	$3,107,262

Included in the commercial and industrial loan balances at March 31, 2022, and December 31, 2021, are $20,256 and $44,783 of loans that were originated under the SBA PPP program. At March 31, 2022, and December 31, 2021, unamortized loan fees on these loans were $498 thousand and $1.3 million.

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the quarter ended March 31, 2022, the Company did not purchase any pools of residential mortgage loans. During the first three months of 2021, the Company purchased two pools of residential real estate loans totaling $89,450.  As of March 31, 2022, and December 31, 2021, residential real estate loans include $359,376 and $372,069 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the quarter ended March 31, 2022, the Company purchased $2,293 in guaranteed loans from governmental agencies.  No such purchases were made in the three months ended March 31, 2021.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $5,687 with related loans of $444,568 at March 31, 2022, and $6,649 with related loans of $527,422 at December 31, 2021.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $516 at March 31, 2022, and $886 at December 31, 2021.

The following tables present the activity in the allowance for credit losses by class for the three-month periods ended March 31, 2022 and 2021.

March 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Provision for credit losses	(492)	1,572	402	(700)	(1,284)	90	(412)
Loans charged-off	(283)	(44)	(2)	—	—	(205)	(534)
Recoveries	61	38	—	7	—	65	171
Total ending allowance balance	$21,764	$13,814	$5,960	$1,542	$2,472	$2,038	$47,590

March 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Cumulative effect adjustment of adopting ASC 326	5,612	4,167	8,870	167	(207)	(2,877)	15,732
Impact of adopting ASC 326 - PCD loans	4,627	1,680	221	1,186	4,306	-	12,020
Provision for credit losses	(4,207)	1,646	(2,131)	(345)	(511)	(323)	(5,871)
Loans charged-off	(53)	(7)	(9)	(12)	—	(210)	(291)
Recoveries	127	23	1	—	3	72	226
Total ending allowance balance	$15,118	$19,965	$11,511	$1,900	$4,349	$2,682	$55,525

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on method to determine allowance for credit loss as of March 31, 2022, and December 31, 2021.

March 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,078	$1,322	$852	$676	$2,178	$95	$6,201
Collectively evaluated for credit losses	20,686	12,492	5,108	866	294	1,943	41,389
Total	$21,764	$13,814	$5,960	$1,542	$2,472	$2,038	$47,590
Loan Balance:
Individually evaluated for credit losses	$3,810	$8,263	$4,682	$5,274	$5,649	$368	$28,046
Collectively evaluated for credit losses	1,548,324	620,918	609,246	193,570	144,428	98,045	3,214,531
Total	$1,552,134	$629,181	$613,928	$198,844	$150,077	$98,413	$3,242,577

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$4,381	$3,650	$892	$1,488	$3,546	$75	$14,032
Collectively evaluated for credit losses	18,097	8,598	4,668	747	210	2,013	34,333
Total	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Loan Balance:
Individually evaluated for credit losses	$45,421	$13,786	$5,362	$14,959	$13,049	$357	$92,934
Collectively evaluated for credit losses	1,440,727	553,711	632,725	183,371	153,926	98,233	3,062,693
Total	$1,486,148	$567,497	$638,087	$198,330	$166,975	$98,590	$3,155,627

The following table presents information related to nonaccrual loans and the level of collateral that supports the nonaccrual loans at March 31, 2022, and December 31, 2021.

	March 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,010	818	$—	409	$—
Commercial and industrial	1	—	—	982	—
Residential real estate	1,466	1,106	—	767	1
Agricultural real estate	1,795	1,660	—	1,660	—
Agricultural	—	—	—	—	—
Consumer	—	—	—	24	—
Subtotal	4,272	3,584	—	3,842	1
With an allowance recorded:
Commercial real estate	3,386	2,822	1,057	4,827	—
Commercial and industrial	8,078	3,711	631	4,152	—
Residential real estate	3,760	3,416	846	4,031	—
Agricultural real estate	3,671	2,419	639	2,579	—
Agricultural	6,666	4,386	1,832	5,281	—
Consumer	430	358	94	316	—
Subtotal	25,991	17,112	5,099	21,186	—
Total	$30,263	20,696	$5,099	25,028	$1

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$—	$—	$—	$336	$3
Commercial and industrial	6,060	1,964	—	521	101
Residential real estate	609	429	—	126	4
Agricultural real estate	1,795	1,660	—	2,178	82
Agricultural	—	—	—	1,725	—
Consumer	49	49	—	10	2
Subtotal	8,513	4,102	—	4,896	192
With an allowance recorded:
Commercial real estate	7,690	6,833	1,632	6,985	19
Commercial and industrial	4,976	4,593	1,800	25,881	119
Residential real estate	5,170	4,646	888	3,204	41
Agricultural real estate	3,726	2,738	637	3,224	56
Agricultural	8,836	6,175	2,307	6,028	113
Consumer	314	274	74	251	8
Subtotal	30,712	25,259	7,338	45,573	356
Total	$39,225	$29,361	$7,338	$50,469	$548

The following tables present the aging of the recorded investment in past due loans as of March 31, 2022, and December 31, 2021, by portfolio and class of loans.

March 31, 2022	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,305	$304	$—	$3,640	$1,546,885	$1,552,134
Commercial and industrial	1,207	8	—	3,711	624,255	629,181
Residential real estate	557	—	—	4,522	608,849	613,928
Agricultural real estate	886	—	—	4,079	193,879	198,844
Agricultural	1,571	—	—	4,386	144,120	150,077
Consumer	160	40	—	358	97,855	98,413
Total	$5,686	$352	$—	$20,696	$3,215,843	$3,242,577

December 31, 2021	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$4,633	$408	$256	$6,833	$1,474,018	$1,486,148
Commercial and industrial	424	88	—	6,557	560,428	567,497
Residential real estate	620	1,126	—	5,075	631,266	638,087
Agricultural real estate	28	57	—	4,398	193,847	198,330
Agricultural	5	—	—	6,175	160,795	166,975
Consumer	316	61	—	323	97,890	98,590
Total	$6,026	$1,740	$256	$29,361	$3,118,244	$3,155,627

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

Based on the most recent analysis performed, the risk category of loans, by type and year of origination, at March 31, 2022, is as follows.

March 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$106,730	$288,567	$202,242	$150,844	$141,302	$215,915	$427,111	$1,374	$1,534,085
Special mention	—	125	—	—	13	8,648	—	—	8,786
Substandard	—	4,719	398	213	75	3,247	611	—	9,263
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$106,730	$293,411	$202,640	$151,057	$141,390	$227,810	$427,722	$1,374	$1,552,134
Commercial and industrial
Risk rating
Pass	$85,018	$146,488	$91,722	$54,953	$9,078	$18,481	$190,669	$2,094	$598,503
Special mention	—	—	—	—	1,306	4,533	—	—	5,839
Substandard	21	4,214	2,920	10,178	1,544	928	5,034	—	24,839
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$85,039	$150,702	$94,642	$65,131	$11,928	$23,942	$195,703	$2,094	$629,181
Residential real estate
Risk rating
Pass	$4,913	$324,960	$23,114	$18,512	$57,899	$127,000	$52,613	$191	$609,202
Special mention	—	—	—	—	—	24	—	—	24
Substandard	—	—	104	47	227	4,250	74	—	4,702
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$4,913	$324,960	$23,218	$18,559	$58,126	$131,274	$52,687	$191	$613,928
Agricultural real estate
Risk rating
Pass	$5,912	$34,360	$32,119	$16,500	$10,971	$33,770	$52,300	$300	$186,232
Special mention	430	—	—	—	—	486	32	—	948
Substandard	140	1,789	80	6,026	475	1,842	1,312	—	11,664
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$6,482	$36,149	$32,199	$22,526	$11,446	$36,098	$53,644	$300	$198,844
Agricultural
Risk rating
Pass	$8,584	$16,415	$15,857	$5,234	$3,284	$4,059	$85,600	$75	$139,108
Special mention	—	—	—	86	32	430	—	—	548
Substandard	—	3,598	2,219	2,108	1,106	307	1,083	—	10,421
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$8,584	$20,013	$18,076	$7,428	$4,422	$4,796	$86,683	$75	$150,077
Consumer
Risk rating
Pass	$29,616	$27,029	$12,902	$5,867	$2,871	$5,013	$14,755	$1	$98,054
Special mention	—	—	—	—	—	—	—	—	—
Substandard	22	30	136	112	19	40	—	—	359
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$29,638	$27,059	$13,038	$5,979	$2,890	$5,053	$14,755	$1	$98,413
Total loans
Risk rating
Pass	$240,773	$837,819	$377,956	$251,910	$225,405	$404,238	$823,048	$4,035	$3,165,184
Special mention	430	125	—	86	1,351	14,121	32	—	16,145
Substandard	183	14,350	5,857	18,684	3,446	10,614	8,114	—	61,248
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$241,386	$852,294	$383,813	$270,680	$230,202	$428,973	$831,194	$4,035	$3,242,577

Based on the analysis performed at December 31, 2021, the risk category of loans, by type and year of origination is as follows.

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$301,947	$212,444	$159,374	$134,465	$72,249	$164,363	$409,109	$594	$1,454,545
Special mention	126	885	—	11,817	1,168	8,705	—	—	22,701
Substandard	1,687	401	145	77	828	5,764	—	—	8,902
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$303,760	$213,730	$159,519	$146,359	$74,245	$178,832	$409,109	$594	$1,486,148
Commercial and industrial
Risk rating
Pass	$170,263	$100,457	$57,955	$11,019	$17,327	$8,855	$155,181	$9,726	$530,783
Special mention	19	—	1,958	1,482	284	5,750	—	—	9,493
Substandard	4,200	5,410	10,238	1,417	444	43	5,469	—	27,221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$174,482	$105,867	$70,151	$13,918	$18,055	$14,648	$160,650	$9,726	$567,497
Residential real estate
Risk rating
Pass	$336,775	$24,633	$22,520	$60,461	$34,453	$102,363	$51,584	$184	$632,973
Special mention	—	—	—	—	—	25	—	—	25
Substandard	—	79	48	159	1,909	2,740	154	—	5,089
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$336,775	$24,712	$22,568	$60,620	$36,362	$105,128	$51,738	$184	$638,087
Agricultural real estate
Risk rating
Pass	$38,412	$36,667	$18,442	$12,142	$14,432	$21,792	$42,541	$—	$184,428
Special mention	682	—	—	—	40	456	32	—	1,210
Substandard	1,705	206	6,020	592	2,530	554	1,085	—	12,692
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$40,799	$36,873	$24,462	$12,734	$17,002	$22,802	$43,658	$—	$198,330
Agricultural
Risk rating
Pass	$27,637	$17,393	$6,391	$2,399	$2,930	$1,593	$93,982	$172	$152,497
Special mention	—	—	90	1,299	—	645	—	—	2,034
Substandard	3,456	2,112	1,414	1,651	137	1,164	2,510	—	12,444
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$31,093	$19,505	$7,895	$5,349	$3,067	$3,402	$96,492	$172	$166,975
Consumer
Risk rating
Pass	$40,692	$15,171	$7,186	$3,640	$2,228	$3,551	$25,799	$1	$98,268
Special mention	—	—	—	—	—	—	—	—	—
Substandard	6	154	94	15	24	29	—	—	322
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$40,698	$15,325	$7,280	$3,655	$2,252	$3,580	$25,799	$1	$98,590
Total loans
Risk rating
Pass	$915,726	$406,765	$271,868	$224,126	$143,619	$302,517	$778,196	$10,677	$3,053,494
Special mention	827	885	2,048	14,598	1,492	15,581	32	—	35,463
Substandard	11,054	8,362	17,959	3,911	5,872	10,294	9,218	—	66,670
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$927,607	$416,012	$291,875	$242,635	$150,983	$328,392	$787,446	$10,677	$3,155,627

Troubled Debt Restructurings (“TDR”)

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

The following table summarizes the Company’s TDRs by accrual status at March 31, 2022, and December 31, 2021. The allowance for credit losses on nonaccrual loans represents specific loan reserves, while the allowance on accrual loans represents collectively evaluated estimated losses.

March 31, 2022	Nonaccrual	Related Allowance for Credit Losses	Accrual	Related Allowance for Credit Losses	Total TDR Loan Balance	Total Related Allowance for Credit Losses
Commercial real estate	$2,567	$810	$2,976	$104	$5,543	$914
Commercial and industrial	2,332	327	1,839	—	4,171	327
Residential real estate	1,529	106	—	—	1,529	106
Agricultural real estate	1,842	471	—	—	1,842	471
Agricultural	1,752	752	1,693	344	3,445	1,096
Total troubled debt restructurings	$10,022	$2,466	$6,508	$448	$16,530	$2,914

December 31, 2021	Nonaccrual	Related Allowance for Credit Losses
Commercial real estate	$5,784	$1,370
Commercial and industrial	54	27
Residential real estate	1,547	13
Agricultural real estate	2,122	488
Agricultural	1,292	480
Total troubled debt restructurings	$10,799	$2,378

At March 31, 2022, and December 31, 2021, there were no commitments to lend additional amounts on these loans.

During the three months ended March 31, 2022, there was a total of $6.3 million in loan modifications considered to be troubled debt restructurings.  There were no loan modifications considered to be troubled debt restructurings that occurred during the three-month period ended March 31, 2021.  There was no interest income recognized on loans modified as TDRs during the three months ended March 31, 2022.

The Company had $752 thousand in agricultural loans that subsequently defaulted on their modified terms within the twelve months preceding March 31, 2022, as compared to no loans at March 31, 2021.  Default is determined at 90 or more days past due, charge-off, or foreclosure.

As of March 31, 2022, the Company had no loans deferred as compared to December 31, 2021, with 20 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $36.3 million in connection with the COVID-19 relief provided by the CARES Act.  These deferrals were not considered troubled debt restructurings based on the CARES Act, Consolidated Appropriations Act (“CAA”), or regulatory guidance.

The following table lists loans included in the payment deferral program under the CARES Act by deferment type and category at December 31, 2021. There were no CARES Act deferred loans at March 31, 2022.

	December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Total
3 months principal and interest, then 6 months principal only	$31,884	$3,052	$34,936
6 months principal and interest, then 9 months principal only	971	398	1,369
Total loans	$32,855	$3,450	$36,305

The classification status of loans participating in the payment deferral program at December 31, 2021, is listed below. There were no such deferrals at March 31, 2022.

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of March 31, 2022, and December 31, 2021.

	Allowance for Credit Losses
	March 31, 2022	December 31, 2021
Commercial real estate	$450	$484
Commercial and industrial	417	1,323
Residential real estate	15	16
Agricultural	4	3
Consumer	343	397
Total allowance for credit losses	$1,229	$2,223

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At March 31, 2022, the portfolio of interest rate swaps had a weighted average maturity of 8.6 years, a weighted average pay rate of 4.63% and a weighted average rate received of 3.17%.  At December 31, 2021, the portfolio of interest rate swaps had a weighted average maturity of 8.8 years, a weighted average pay rate of 4.63% and a weighted average rate received of 3.11%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company acquired a swap agreement designed to offset interest expense of acquired subordinated debentures.  This agreement is designated as a cash flow hedge and is marked to market through other comprehensive income. At March 31, 2022, this interest rate swap had a maturity of 13.5 years, a pay rate of 2.81% and a rate received of 2.00%.  At December 31, 2021, this interest rate swap had a maturity of 13.7 years, a pay rate of 2.81% and a rate received of 1.92%.

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans.  Neither swap is designated as a hedge and both are marked to market through earnings.  At March 31, 2022, this portfolio of interest rate swaps had a weighted average maturity of 7.8 years, weighted average pay rate of 4.37% and a weighted average rate received of 4.18%.  At December 31, 2021, this portfolio of interest rate swaps had a weighted average maturity of 8.2 years, weighted average pay rate of 4.35% and weighted average rate received of 4.16%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2022, and December 31, 2021.

	March 31, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$26,164	$1,116	$—	$26,663	$—	$369
Derivatives designated as cash flow hedges:
Interest rate swaps	7,500	1,184	—	$7,500	$602	$—
Total derivatives designated as hedging relationships	33,664	2,300	—	34,163	602	369
Derivatives not designated as hedging instruments:
Interest rate swaps	146,849	1,419	1,499	150,780	4,419	5,184
Total derivatives not designated as hedging instruments	146,849	1,419	1,499	150,780	4,419	5,184
Total	$180,513	3,719	1,499	$184,943	5,021	5,553
Cash collateral		—	(4,311)		—	(8,441)
Netting adjustments		3,589	3,589		2,994	2,994
Net amount presented in Balance Sheet		$7,308	$777		$8,015	$106

 The table below lists designated and qualifying hedged items in fair value hedges at March 31, 2022, and December 31, 2021.

	March 31, 2022			December 31, 2021
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$26,161	$(1,145)	$—	$26,661	$213	$—
Total	$26,161	$(1,145)	$—	$26,661	$213	$—

The Company reports hedging derivative gains (losses) as adjustments to loan interest income along with the related net interest settlements and the derivative gains (losses) and net interest settlements for economic derivatives are reported in other income. For the three months period ended March 31, 2022 and 2021, the Company recorded net gains (losses) on derivatives and hedging activities.

	Three Months Ended March 31,
	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$38	$—
Total net gain (loss) related to derivatives designated as hedging instruments	38	—
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—
Total net gains (losses) related to hedging relationships	38	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	675	350
Total net gains (losses) related to derivatives not designated as hedging instruments	675	350
Net gains (losses) on derivatives and hedging activities	$713	$350

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended March 31, 2022 and 2021.

	March 31, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$1,396	$(1,358)	$38	$(157)
Total	$1,396	$(1,358)	$38	$(157)

	March 31, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(204)	$204	$—	$(28)
Total	$(204)	$204	$—	$(28)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended March 31, 2022, and December 31, 2021, are listed below.

	March 31, 2022
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$5,805	$5,773	13.3	2.31%
Total operating leases	$5,805	$5,773	13.3	2.31%

	December 31, 2021
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$5,963	$5,928	13.3	2.30%
Total operating leases	$5,963	$5,928	13.3	2.30%

Operating lease costs for the three months ended March 31, 2022 and 2021, are listed below.

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$208	$125
Short-term lease cost	—	—
Variable lease cost	12	10
Total operating lease cost	$220	$135

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three months ended March 31, 2022.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	March 31, 2022
Due in one year or less	$748
Due after one year through two years	652
Due after two years through three years	553
Due after three years through four years	556
Due after four years through five years	553
Thereafter	3,869
Total undiscounted cash flows	6,931
Discount on cash flows	(1,158)
Total operating lease liability	$5,773

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2022, and December 31, 2021, are listed below.

	March 31, 2022	December 31, 2021
Federal funds purchased	$—	$—
Retail repurchase agreements	48,199	56,006

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $56,714 and $55,605 at March 31, 2022, and December 31, 2021.  The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at March 31, 2022, and December 31, 2021.

	March 31, 2022	December 31, 2021
Average daily balance during the period	$54,209	$45,819
Average interest rate during the period	0.25%	0.23%
Maximum month-end balance year-to-date	$52,117	$56,006
Weighted average interest rate at period-end	0.25%	0.23%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of March 31, 2022, are as follows.

	March 31, 2022	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$20,000	0.47%	—
Federal Home Loan Bank fixed-rate term advances	30,000	0.45%	—
Total Federal Home Loan Bank advances	$50,000

There were no Federal Home Loan Bank line of credit advances outstanding as of December 31, 2021.

At March 31, 2022, and December 31, 2021, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $14,575 and $17,025.  These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $520,928 and securities of $13,598 for a total of $534,526 at March 31, 2022, and qualifying loans of $694,892 and securities of $15,409 for a total of $710,302 at December 31, 2021.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $467,904 and $691,149 at March 31, 2022, and December 31, 2021.

Federal Reserve Bank discount window

At March 31, 2022, to support the $401,841 borrowing capacity from the Federal Reserve Bank, the Company has pledged loans with an outstanding balance of $472,655 and securities with a fair value of $38,850.  No borrowings were secured from this facility at periods ended March 31, 2022, or December 31, 2021.

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

There were no outstanding principal balances on the bank stock loan at March 31, 2022, or December 31, 2021.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of March 31, 2022, and December 31, 2021, are listed below.

	March 31, 2022	December 31, 2021
Subordinated debentures	$23,006	$22,924
Subordinated notes	73,004	72,961
Total	$96,010	$95,885

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

American State Bank Statutory Trust I, (“ASBSTI”): The trust preferred securities issued by ASBSTI accrue and pay distributions quarterly at three-month LIBOR plus 1.80% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption.

Subordinated debentures as of March 31, 2022, and December 31, 2021, are listed below.

	March 31, 2022	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.24%	13.0
CTIII subordinated debentures	5,155	2.72%	15.2
CFSTI subordinated debentures	5,155	4.22%	10.7
ASBI subordinated debentures	7,732	2.63%	13.5
Total contractual balance	28,352
Fair market value adjustments	(5,346)
Total subordinated debentures	$23,006

	December 31, 2021	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.12%	13.3
CTIII subordinated debentures	5,155	2.08%	15.5
CFSTI subordinated debentures	5,155	3.47%	11.0
ASBI subordinated debentures	7,732	2.00%	13.8
Total contractual balance	28,352
Fair market value adjustments	(5,428)
Total subordinated debentures	$22,924

Subordinated notes

On June 29, 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $42,000 in aggregate principal amount of its 7.00% Fixed-to-Floating Rate Subordinated notes due 2030.  The notes were issued under an Indenture, dated as of June 29, 2020 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee.  The notes will mature on June 30, 2030.  From June 29, 2020, through June 29, 2025, the Company will pay interest on the notes semi-annually in arrears on June 30 and December 30 of each year, commencing on December 30, 2020, at a fixed interest rate of 7.00%.  Beginning June 30, 2025, the notes convert to a floating interest rate, to be reset quarterly, equal to the then-current Three-Month Term SOFR, as defined in the Indenture, plus 688 basis points.  Interest payments during the floating-rate period will be paid quarterly in arrears on March 30, June 30, September 30 and December 30 of each year, commencing on September 30, 2025.  On July 23, 2020, the Company closed on an additional $33,000 of subordinated notes with the same terms as the June 29, 2020 issue.

Subordinated notes as of March 31, 2022, are listed below.

	March 31, 2022	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	8.3
Total principal outstanding	75,000
Debt issuance cost	(1,996)
Total subordinated notes	$73,004

Subordinated notes as of December 31, 2021, are listed below.

	December 31, 2021	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	8.5
Total principal outstanding	75,000
Debt issuance cost	(2,039)
Total subordinated notes	$72,961

Future principal repayments

Future principal repayments of the March 31, 2022, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$48,199	$50,000	$—	$—	$98,199
Due after one year through two years	—	—	—	—	—
Due after two years through three years	—	—	—	—	—
Due after three years through four years	—	—	—	—	—
Due after four years through five years	—	—	—	—	—
Thereafter	—	—	28,352	75,000	103,352
Total	$48,199	$50,000	$28,352	$75,000	$201,551

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock.  At March 31, 2022, and December 31, 2021, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at March 31, 2022, and December 31, 2021.

	March 31, 2022	December 31, 2021
Class A common stock – issued	20,156,293	20,077,059
Class A common stock – held in treasury	(3,701,327)	(3,316,944)
Class A common stock – outstanding	16,454,966	16,760,115
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”).  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  ESPP compensation expense of $36 and $25 was recorded for the three months ended March 31, 2022, and March 31, 2021.  The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2020 to February 14, 2021	17,621	$13.68	$42
February 15, 2021 to August 14, 2021	16,034	20.50	58
August 15, 2021 to February 14, 2022	14,274	27.37	69

Treasury stock is stated at cost, determined by the first-in first-out method.

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

In September of 2021, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.  Under this program, during the year ended December 31, 2021, the Company repurchased a total of 132,873 shares of the Company’s outstanding common stock at an average price paid of $32.99 per share. During the three months ended March 31, 2022, the Company repurchased a total of 384,383 shares of the Company’s outstanding common stock at an average price paid of $32.21 per share.  At March 31, 2022, there are 482,744 shares remaining available for repurchase under the program.

Accumulated other comprehensive income (loss)

At March 31, 2022, and December 31, 2021, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of March 31, 2022, and December 31, 2021, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
March 31, 2022
Net unrealized or unamortized gains (losses)	$(66,991)	$540	$(66,451)
Tax effect	16,574	(135)	16,439
	$(50,417)	$405	$(50,012)
December 31, 2021
Net unrealized or unamortized gains (losses)	$2,427	$(58)	$2,369
Tax effect	(607)	14	$(593)
	$1,820	$(44)	$1,776

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of March 31, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2022, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2022, and December 31, 2021, are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2022
Total capital to risk weighted assets
Equity Bancshares, Inc.	$576,173	15.88%	$381,017	10.50%	$ N/A	N/A
Equity Bank	549,179	15.15%	380,516	10.50%	362,396	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	457,767	12.62%	308,442	8.50%	N/A	N/A
Equity Bank	503,836	13.90%	308,037	8.50%	289,917	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	434,762	11.98%	254,011	7.00%	N/A	N/A
Equity Bank	503,836	13.90%	253,678	7.00%	235,558	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	457,767	9.06%	202,096	4.00%	N/A	N/A
Equity Bank	503,836	9.98%	201,890	4.00%	252,362	5.00%
December 31, 2021
Total capital to risk weighted assets
Equity Bancshares, Inc.	$571,514	15.96%	$376,013	10.50%	$ N/A	N/A
Equity Bank	546,503	15.28%	375,646	10.50%	357,758	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	453,718	12.67%	304,391	8.50%	N/A	N/A
Equity Bank	501,711	14.02%	304,094	8.50%	286,206	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	430,794	12.03%	250,675	7.00%	N/A	N/A
Equity Bank	501,711	14.02%	250,430	7.00%	232,543	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	453,718	9.09%	199,563	4.00%	N/A	N/A
Equity Bank	501,711	10.07%	199,381	4.00%	249,226	5.00%

 Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three months ended March 31, 2022 and 2021.

	Three months ended
	March 31, 2022	March 31, 2021
Basic:
Net income (loss) allocable to common stockholders	$15,650	$15,075
Weighted average common shares outstanding	16,647,851	14,455,986
Weighted average vested restricted stock units	4,705	8,305
Weighted average shares	16,652,556	14,464,291
Basic earnings (loss) per common share	$0.94	$1.04
Diluted:
Net income (loss) allocable to common stockholders	$15,650	$15,075
Weighted average common shares outstanding for:
Basic earnings per common share	16,652,556	14,464,291
Dilutive effects of the assumed exercise of stock options	102,763	168,846
Dilutive effects of the assumed vesting of restricted stock units	112,195	99,095
Dilutive effects of the assumed exercise of ESPP purchases	1,638	1,851
Average shares and dilutive potential common shares	16,869,152	14,734,083
Diluted earnings (loss) per common share	$0.93	$1.02

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of March 31, 2022 and 2021.

	Three months ended
	March 31, 2022	March 31, 2021
Stock options	201,758	305,493
Restricted stock units	3,505	34,446
Total antidilutive shares	205,263	339,939

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of March 31, 2022, and December 31, 2021.

	March 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$115,235	$—
U.S. Treasury securities	243,256	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	596,515	—
Private label residential mortgage-backed securities	—	196,282	—
Corporate	—	56,339	—
Small Business Administration loan pools	—	15,273	—
State and political subdivisions	—	129,994	—
Derivative assets:
Derivative assets (included in other assets)	—	3,719	—
Cash collateral held by counterparty and netting adjustments	3,589	—	—
Total derivative assets	3,589	3,719	—
Other assets:
Equity securities with readily determinable fair value	605	—	—
Total other assets	605	—	—
Total assets	$247,450	$1,113,357	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$1,499	$—
Cash collateral held by counterparty and netting adjustments	(722)	—	—
Total derivative liabilities	(722)	1,499	—
Total liabilities	$(722)	$1,499	$—

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$123,407	$—
U.S. Treasury securities	155,602	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	664,887	—
Private label residential mortgage-backed securities	—	171,688	—
Corporate	—	53,777	—
Small Business Administration loan pools	—	16,475	—
State and political subdivisions	—	141,606	—
Derivative assets:
Derivative assets (included in other assets)	—	5,021	—
Cash collateral held by counterparty and netting adjustments	2,994	—	—
Total derivative assets	2,994	5,021	—
Other assets:
Equity securities with readily determinable fair value	644	—	—
Total other assets	644	—	—
Total assets	$159,240	$1,176,861	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,553	$—
Cash collateral held by counterparty and netting adjustments	(5,447)	—	—
Total derivative liabilities	(5,447)	5,553	—
Total liabilities	$(5,447)	$5,553	$—

There were no material transfers between levels during the three months ended March 31, 2022, or the year ended December 31, 2021.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of March 31, 2022, and December 31, 2021.

	March 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$1,765
Commercial and industrial	—	—	3,080
Residential real estate	—	—	2,570
Agricultural real estate	—	—	1,780
Other	—	—	2,818
Other real estate owned:
Commercial real estate	—	—	2,175
Residential real estate	—	—	48

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$5,201
Commercial and industrial	—	—	2,793
Residential real estate	—	—	3,758
Agricultural real estate	—	—	2,101
Other	—	—	4,068
Other real estate owned:
Commercial real estate	—	—	2,043
Residential real estate	—	—	191

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2022, or December 31, 2021.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved.  Appraisals may include the utilization of unobservable inputs, subjective factors and quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of March 31, 2022, and December 31, 2021.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
March 31, 2022
Individually evaluated real estate loans	$12,013	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 44% (25%)
Individually evaluated other real estate owned	$2,223	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 20% (12%)
December 31, 2021
Individually evaluated real estate loans	$17,921	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 31% (18%)
Individually evaluated other real estate owned	$2,234	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 20% (12%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for March 31, 2022, and December 31, 2021.

	March 31, 2022
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$90,050	$90,050	$90,050	$—	$—
Available-for-sale securities	1,352,894	1,352,894	243,256	1,109,638	—
Loans held for sale	1,575	1,575	—	1,575	—
Loans, net of allowance for credit losses	3,194,987	3,185,946	—	—	3,185,946
Federal Reserve Bank and Federal Home Loan Bank stock	19,890	19,890	—	19,890	—
Interest receivable	16,923	16,923	—	16,923	—
Derivative assets	3,719	3,719	—	3,719	—
Cash collateral held by derivative counterparty and netting adjustments	3,589	3,589	3,589	—	—
Total derivative assets	7,308	7,308	3,589	3,719	—
Equity securities with readily determinable fair value	605	605	605	—	—
Total assets	$4,684,232	$4,675,191	$337,500	$1,151,745	$3,185,946
Financial liabilities:
Deposits	$4,379,670	$4,381,007	$—	$4,381,007	$—
Federal funds purchased and retail repurchase agreements	48,199	48,199	—	48,199	—
Federal Home Loan Bank advances	50,000	50,000	—	50,000	—
Subordinated debentures	23,006	23,006	—	23,006	—
Subordinated notes	73,004	76,754	—	76,754	—
Contractual obligations	17,307	17,307	—	17,307	—
Interest payable	1,714	1,714	—	1,714	—
Derivative liabilities	1,499	1,499	—	1,499	—
Cash collateral held by derivative counterparty and netting adjustments	(722)	(722)	(722)	—	—
Total derivative liabilities	777	777	(722)	1,499	—
Total liabilities	$4,593,677	$4,598,764	$(722)	$4,599,486	$—

	December 31, 2021
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$259,954	$259,954	$259,954	$—	$—
Available-for-sale securities	1,327,442	1,327,442	155,601	1,171,841	—
Loans held for sale	4,214	4,214	—	4,214	—
Loans, net of allowance for credit losses	3,107,262	3,100,232	—	—	3,100,232
Federal Reserve Bank and Federal Home Loan Bank stock	17,510	17,510	—	17,510	—
Interest receivable	18,048	18,048	—	18,048	—
Derivative assets	5,021	5,021	—	5,021	—
Cash collateral held by derivative counterparty and netting adjustments	2,994	2,994	2,994	—	—
Total derivative assets	8,015	8,015	2,994	5,021	—
Equity securities with readily determinable fair value	644	644	644	—	—
Total assets	$4,743,089	$4,736,059	$419,193	$1,216,634	$3,100,232
Financial liabilities:
Deposits	$4,420,004	$4,421,441	$—	$4,421,441	$—
Federal funds purchased and retail repurchase agreements	56,006	56,006	—	56,006	—
Subordinated debentures	22,924	22,924	—	22,924	—
Subordinated notes	72,961	80,880	—	80,880	—
Contractual obligations	17,692	17,692	—	17,692	—
Interest payable	3,187	3,187	—	3,187	—
Derivative liabilities	5,553	5,553	—	5,553	—
Cash collateral held by derivative counterparty and netting adjustments	(5,447)	(5,447)	(5,447)	—	—
Total derivative liabilities	106	106	(5,447)	5,553	—
Total liabilities	$4,592,880	$4,602,236	$(5,447)	$4,607,683	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2022, and December 31, 2021, were as follows.

	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$95,136	$176,994	$101,923	$173,976
Mortgage loans in the process of origination	8,384	5,253	7,404	2,353
Unused lines of credit	118,300	308,335	106,291	317,249

The fixed rate loan commitments have interest rates ranging from 2.49% to 18.00% and maturities ranging from 1 month to 368 months.

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

The contractual amounts of standby letters of credit as of March 31, 2022, and December 31, 2021, were as follows.

	March 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$14,755	$5,735	$14,656	$5,799

NOTE 12 – LEGAL MATTERS

The Company is party to various matters of litigation in the ordinary course of business. The Company periodically reviews all outstanding pending or threatened legal proceedings and determines if such matters will have an adverse effect on the business, financial condition, results of operations or cash flows. A loss contingency is recorded when the outcome is probable and reasonably able to be estimated.  Any loss contingency described below has been identified by the Company as reasonably possible to result in an unfavorable outcome for the Company or the Bank.

Equity Bank is party to a lawsuit was filed on January 28, 2022, in the Sedgwick County Kansas District Court on behalf of one of our customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action.  The Bank has filed a motion to dismiss this claim on its merits and on the grounds that the defendant must litigate any such claims in arbitration. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claim asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

Equity Bank is party to a lawsuit was filed on February 2, 2022, in Jackson County, Missouri District Court against the Bank on behalf of a Missouri customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action. The Company intends to file a motion to dismiss the claims.  The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claims now asserted.  At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2022 and 2021.

	Three Months Ended March 31,
	2022	2021
Non-interest income
Service charges and fees	$2,522	$1,596
Debit card income	2,628	2,350
Mortgage banking(a)	562	935
Increase in bank-owned life insurance(a)	865	601
Net gain (loss) on acquisition(a)	—	(78)
Net gain (loss) from securities transactions(a)	40	17
Other
Investment referral income	143	122
Trust income	294	160
Insurance sales commissions	65	60
Recovery on zero-basis purchased loans(a)	20	34
Income (loss) from equity method investments(a)	(55)	(55)
Other non-interest income related to loans and deposits	1,931	968
Other non-interest income not related to loans and deposits(a)	7	2
Total other non-interest income	2,405	1,291
Total	$9,022	$6,712
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS AND BRANCH SALES

At the close of business on October 1, 2021, the Company acquired the 100% of the outstanding common shares of American State Bancshares, Inc. (“ASBI”), based in Wichita, Kansas. Costs related to this acquisition during the three months ended March 31, 2022, were $187 ($141 on an after-tax basis).

At the close of business on October 25, 2021, the Company announced a definitive purchase and assumption agreement with United Bank & Trust in Marysville, Kansas, (“UBT”) with UBT acquiring certain assets and assuming deposits of bank locations in Concordia, Belleville and Clyde, Kansas from Equity Bank. For the quarter ended March 31, 2022, these three branches had average gross loans outstanding of $28.8 million and average deposits outstanding of $68.9 million. This transaction is scheduled to close on June 24, 2022.

At the close of business on December 3, 2021, the Company acquired the assets and assumed the deposits and certain other liabilities of three bank locations in St. Joseph, Missouri, from Security Bank of Kansas City, based in Kansas City Kansas (“Security”). Costs related to this acquisition during the three months ended March 31, 2022, were $136 ($102 on an after-tax basis).

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 9, 2022, and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report.  The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance.  We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material.  See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report.  We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

This discussion and analysis of our financial condition and results of operation includes the following sections:

•	Table containing selected financial data and ratios for the periods;
•	Overview – a general description of our business and financial highlights;
•	Critical Accounting Policies – a discussion of accounting policies that require critical estimates and assumptions;
•	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;
•	Financial Condition – an analysis of our financial position;
•	Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•	Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$42,652	$40,792	$42,446	$38,318	$35,812
Interest expense	3,363	3,577	3,471	3,688	4,053
Net interest income	39,289	37,215	38,975	34,630	31,759
Provision (reversal) for credit losses	(412)	(2,125)	1,058	(1,657)	(5,756)
Net gain on acquisition	—	—	—	663	(78)
Net gain (loss) from securities transactions	40	8	381	—	17
Other non-interest income	8,982	9,191	7,450	9,100	6,695
Loss on debt extinguishment	—	—	372	—	—
Merger expenses	323	4,562	4,015	460	152
Goodwill impairment	—	—	—	—	—
Other non-interest expense	29,136	33,527	26,302	25,346	24,729
Income (loss) before income taxes	19,264	10,450	15,059	19,581	19,346
Provision for income taxes	3,614	(16)	3,286	4,415	4,271
Net income (loss)	15,650	10,466	11,773	15,166	15,075
Net income (loss) allocable to common stockholders	15,650	10,466	11,773	15,166	15,075
Basic earnings (loss) per share	$0.94	$0.62	$0.82	$1.06	$1.04
Diluted earnings (loss) per share	$0.93	$0.61	$0.80	$1.03	$1.02
Balance Sheet Data (at period end)
Cash and cash equivalents	$90,050	$259,954	$142,318	$139,321	$136,688
Available-for-sale securities	1,352,894	1,327,442	1,157,423	1,041,613	998,100
Loans held for sale	1,575	4,214	4,108	6,183	8,609
Gross loans held for investment	3,242,577	3,155,627	2,685,911	2,815,061	2,795,740
Allowance for credit losses	47,590	48,365	52,763	51,834	55,525
Loans held for investment, net of allowance for credit losses	3,194,987	3,107,262	2,633,148	2,763,227	2,740,215
Goodwill and core deposit intangibles, net	68,295	69,344	44,564	45,594	46,624
Mortgage servicing asset, net	251	276
Naming rights, net	1,076	1,087	1,098	1,109	1,119
Total assets	5,078,623	5,137,631	4,263,268	4,268,216	4,196,184
Total deposits	4,379,670	4,420,004	3,662,777	3,687,555	3,634,530
Borrowings	194,209	151,891	127,167	144,300	138,053
Total liabilities	4,626,608	4,637,000	3,845,519	3,855,221	3,798,369
Total stockholders’ equity	452,015	500,631	417,749	412,995	397,815
Tangible common equity*	382,393	429,924	372,087	366,292	350,072
Performance ratios
Return on average assets (ROAA) annualized	1.24%	0.82%	1.09%	1.44%	1.48%
Return on average equity (ROAE) annualized	12.88%	7.37%	11.05%	15.06%	15.45%
Return on average tangible common equity (ROATCE) annualized*	15.85%	8.97%	13.27%	17.98%	18.57%
Yield on loans annualized	4.61%	4.36%	5.43%	4.75%	4.59%
Cost of interest-bearing deposits annualized	0.22%	0.25%	0.28%	0.31%	0.36%
Net interest margin annualized	3.38%	3.13%	3.86%	3.50%	3.31%
Efficiency ratio*	60.36%	72.25%	56.65%	58.85%	64.18%
Non-interest income / average assets annualized	0.72%	0.72%	0.73%	0.86%	0.66%
Non-interest expense / average assets annualized	2.34%	2.98%	2.85%	2.45%	2.44%

Dividend payout ratio	8.60%	13.05%	9.96%	0.00%	0.00%
Capital Ratios
Tier 1 Leverage Ratio	9.07%	9.09%	9.02%	8.88%	8.73%
Common Equity Tier 1 Capital Ratio	11.81%	12.03%	12.39%	12.41%	12.53%
Tier 1 Risk Based Capital Ratio	12.43%	12.67%	12.90%	12.93%	13.08%
Total Risk Based Capital Ratio	15.66%	15.96%	16.63%	16.74%	17.02%
Equity / Assets	8.90%	9.74%	9.80%	9.68%	9.48%
Tangible common equity to tangible assets*	7.63%	8.48%	8.82%	8.68%	8.44%
Book value per share	$27.47	$29.87	$29.08	$28.76	$27.66
Tangible common book value per share*	$23.24	$25.65	$25.90	$25.51	$24.34
Tangible common book value per diluted share*	$22.95	$25.22	$25.42	$24.98	$23.87

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 69 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma.  As of March 31, 2022, we had consolidated total assets of $5.08 billion, total loans held for investment, net of allowance, of $3.19 billion, total deposits of $4.38 billion, and total stockholders’ equity of $452.0 million.  During the three month period ended March 31, 2022, the Company had net income of $15.7 million.  The Company had net income of $15.1 million for the three month period ended March 31, 2021.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported.  Our accounting policies are described in detail in Note 1 to the December 31, 2021, audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.  The preparation of our financial statements in accordance with GAAP requires management to make a number of judgements and assumptions that affect our reported results and disclosures.  Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results.  Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements.  Our accounting policies are described in “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Interim Consolidated Financial Statements.

The accounting policies that management believes are the most critical to an understanding of our financial condition and results of operations and require complex management judgement are described below.

Allowance for Credit Losses:  The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio.  This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance.  The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications, and other pertinent factors, including regulatory recommendations.  The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date; however, determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain.  The allowance for credit losses for loans, as reported in our consolidated balance sheets, is adjusted by provision for credit losses, which is recognized in earnings and is reduced by the charge-off of loan amounts, net of recoveries.

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of March 31, 2022.  Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance.  Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors.  Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations.  Likewise, significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation.  Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective.  The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified.  Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.  We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life.  For the quarter ended March 31, 2022, based on the improving market conditions and strong earnings performance by the Company, management has determined there was not evidence of a triggering event as of or during the period then ended.  Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

When performing quantitative goodwill impairment assessments, management is required to estimate the fair value of the Company’s equity in a change in control transaction.  To complete this valuation, management is required to derive assumptions related to industry performance, reporting unit business performance, economic and market conditions, and various other assumptions, many of which require significant management judgement.

Although management believes that the judgements and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.

Results of Operations

We generate our revenue from interest income and fees on loans, interest and dividends on investment securities, and non-interest income, such as service charges and fees, debit card income, trust and wealth management fees, and mortgage banking income.  We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits, occupancy expenses and technology.

Changes in interest rates on interest-earning assets or on interest-bearing liabilities, as well as the volume and types of interest-earning assets and interest-bearing liabilities, are the largest drivers of periodic change in net interest income.  Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international environments, and conditions in domestic and foreign financial markets.  Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Kansas, Missouri, and Oklahoma, as well as developments affecting the commercial, consumer, and real estate sectors within these markets.

Net Income

Three months ended March 31, 2022, compared with three months ended March 31, 2021:  Net income and net income allocable to common stockholders for the three months ended March 31, 2022, was $15.7 million as compared to a net income and net income allocable to common stockholders of $15.1 million for the three months ended March 31, 2021, an increase of $575 thousand.  The increase during the three-month period ended March 31, 2022, was largely due to an increase in loan interest income of $5.3 million, taxable securities interest income of $1.6 million, an increase in other non-interest income of $1.1 million and a decrease in provision for income taxes. This increase was partially offset by a lower reversal of provision for credit loss of $5.3 million and an increase in non-interest expense of $4.6 million.

Net Interest Income and Net Interest Margin Analysis

Net interest income is the difference between interest income on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds.  To evaluate net interest income, management measures and monitors (1) yields on loans and other interest-earning assets, (2) the costs of deposits and other funding sources, (3) the net interest spread, and (4) net interest margin.  Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities.  Net interest margin is calculated as net interest income divided by average interest-earning assets.  Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources of funds.  Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as a “volume change,” and is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as a “yield/rate change.”

Three months ended March 31, 2022, compared with three months ended March 31, 2021:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2022 and 2021.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$575,563	$7,761	5.47%	$803,012	$9,234	4.66%
Commercial real estate	1,190,128	13,451	4.58%	971,825	11,441	4.77%
Real estate construction	342,536	3,299	3.91%	255,677	2,178	3.45%
Residential real estate	632,581	5,665	3.63%	394,329	4,452	4.58%
Agricultural real estate	202,145	2,663	5.34%	140,875	1,696	4.88%
Agricultural	149,676	2,316	6.28%	94,787	1,037	4.44%
Consumer	103,158	1,151	4.53%	76,413	963	5.11%
Total loans	3,195,787	36,306	4.61%	2,736,918	31,001	4.59%
Taxable securities	1,285,942	5,391	1.70%	839,349	3,799	1.84%
Nontaxable securities	111,479	655	2.38%	108,104	724	2.72%
Federal funds sold and other	122,181	300	1.00%	206,769	288	0.56%
Total interest-earning assets	4,715,389	42,652	3.67%	3,891,140	35,812	3.73%
Non-interest-earning assets:
Other real estate owned, net	9,622			11,123
Premises and equipment, net	103,693			89,807
Bank-owned life insurance	121,033			85,839
Goodwill, core deposit and other intangibles, net	70,181			48,376
Other non-interest-earning assets	88,203			17,467
Total assets	$5,108,121			$4,143,752
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,213,541	579	0.19%	$1,029,353	582	0.23%
Savings and money market	1,320,561	417	0.13%	1,049,704	389	0.15%
Savings, NOW and money market	2,534,102	996	0.16%	2,079,057	971	0.19%
Certificates of deposit	629,675	726	0.47%	611,102	1,439	0.96%
Total interest-bearing deposits	3,163,777	1,722	0.22%	2,690,159	2,410	0.36%
FHLB term and line of credit advances	9,943	9	0.37%	10,013	65	2.63%
Subordinated debt	95,931	1,599	6.76%	87,715	1,556	7.19%
Other borrowings	54,221	33	0.25%	41,632	22	0.22%
Total interest-bearing liabilities	3,323,872	3,363	0.41%	2,829,519	4,053	0.58%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,230,102			887,466
Non-interest-bearing liabilities	61,548			31,129
Stockholders’ equity	492,599			395,638
Total liabilities and stockholders’ equity	$5,108,121			$4,143,752
Net interest income		$39,289			$31,759
Interest rate spread			3.26%			3.15%
Net interest margin(2)			3.38%			3.31%
Total cost of deposits, including non-interest bearing deposits	$4,393,879	$1,722	0.16%	$3,577,625	$2,410	0.27%
Average interest-earning assets to interest-bearing liabilities			141.86%			137.52%

(1)	Average loan balances include nonaccrual loans.

(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three-month periods ended March 31, 2022 and 2021.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2022 and 2021

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(2,896)	$1,423	$(1,473)
Commercial real estate	2,482	(472)	2,010
Real estate construction	810	311	1,121
Residential real estate	2,275	(1,062)	1,213
Agricultural real estate	795	172	967
Agricultural	746	533	1,279
Consumer	308	(120)	188
Total loans	4,520	785	5,305
Taxable securities	1,890	(298)	1,592
Nontaxable securities	22	(91)	(69)
Federal funds sold and other	(149)	161	12
Total interest-earning assets	6,283	557	6,840
Interest-bearing liabilities:
Interest-bearing demand deposits	95	(98)	(3)
Savings and money market	91	(63)	28
Savings, NOW and money market	186	(161)	25
Certificates of deposit	42	(755)	(713)
Total interest-bearing deposits	228	(916)	(688)
FHLB term and line of credit advances	—	(56)	(56)
Subordinated debt	140	(97)	43
Other borrowings	7	4	11
Total interest-bearing liabilities	375	(1,065)	(690)
Net Interest Income	$5,908	$1,622	$7,530

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

Interest income on interest-earning assets increased $6.8 million for the quarter ended March 31, 2022, as compared to the quarter ended March 31, 2021. Of this increase, $4.5 million and $1.9 million are attributable to increases in loan and taxable securities volume. Yield on loans increased by 2 basis points and yield on taxable securities decreased by 14 basis points in the first quarter of 2022.

The reduction in expense on interest-bearing deposits was primarily due to a decrease in the cost of certificates of deposits from 0.96% to 0.47%, a 49 basis point decrease, along with a general decrease in the cost of other interest-bearing deposits, partially offset by increases in volume of interest-bearing deposits. The reduction is reflective of the Company’s continued efforts to attract and retain strong, low-cost deposit relationships, excess liquidity in the economy leading to higher carrying balances, and the depressed interest rate environment over the past year.

When compared to the quarter ended March 31, 2021, net interest margin increased 7 basis points during the quarter ended March 31, 2022. Comparing the same periods, net interest spread increased by 11 basis points to 3.26% from 3.15%, largely due to lower cost of interest-bearing deposits and subordinated debt.

Provision for Credit Losses

We maintain an allowance for credit losses for estimated losses in our loan portfolio.  The allowance for credit losses is increased by a provision for credit losses, which is a charge to earnings, and subsequent recoveries of amounts previously charged-off, but is decreased by charge-offs when the collectability of a loan balance is unlikely.  Management estimates the allowance balance required using past loan loss experience within the Company’s portfolio.  This historical loss calculation is then modified to reflect quantitative economic circumstances based on evidenced economic conditions and regression formulas, which incorporate lag factors in identifying a sufficiently predictive adjusted-R square, as well as qualitative factors not inherently reflected in our historical loss or quantitative economic inputs.  Included in our qualitative assessment is the consideration of a prospective adjustment based on economic conditions over the preceding 12 months, which is considered the Company’s reasonable, supportable forecast period. As these factors change, the amount of the credit loss provision changes.

Three months ended March 31, 2022, compared with three months ended March 31, 2021

The reversal of provision for credit losses for the three months ended March 31, 2022 and 2021, was $412 thousand and $5.8 million.  The provision reversal for the quarter ending March 31, 2022, was largely due to release of reserves on specifically analyzed loans, partially offset by increased perceived economic risk due to recent periods of inflation, geopolitical uncertainty, and impacts of monetary policy.  The large reversal of provision in the quarter ended March 31, 2021, was primarily due to improvements in economic inputs to the CECL model at that time, along with improvements in historical loss experience.  Net charge-offs for the three months ended March 31, 2022, were $363 thousand compared to net charge-offs of $65 thousand for the three months ended March 31, 2021.  For the three months ended March 31, 2022, gross charge-offs were $534 thousand, offset by gross recoveries of $171 thousand. In comparison, gross charge-offs were $291 thousand for the three months ended March 31, 2021, offset by gross recoveries of $226 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, and increases in the value of bank-owned life insurance.  Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2022 and 2021.

Non-Interest Income

For the Three Months Ended March 31,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Service charges and fees	$2,522	$1,596	$926	58.0%
Debit card income	2,628	2,350	278	11.8%
Mortgage banking	562	935	(373)	(39.9)%
Increase in value of bank-owned life insurance	865	601	264	43.9%
Other
Investment referral income	143	122	21	17.2%
Trust income	294	160	134	83.8%
Insurance sales commissions	65	60	5	8.3%
Recovery on zero-basis purchased loans	20	34	(14)	(41.2)%
Income (loss) from equity method investments	(55)	(55)	—	—%
Other non-interest income	1,938	970	968	99.8%
Total other	2,405	1,291	1,114	86.3%
Subtotal	8,982	6,773	2,209	32.6%
Net gain (loss) on acquisition	—	(78)	78	(100.0)%
Net gain (loss) from securities transactions	40	17	23	135.3%
Total non-interest income	$9,022	$6,712	$2,310	34.4%

Other non-interest income increased $2.3 million during the three months ended March 31, 2022, as compared to the same period in 2021.  The increase is largely attributable to increases in services charges and fees of $926 thousand and other non-interest income of $968 thousand. Included in service charges and fees were increases in non-sufficient funds fees of $369 thousand and statement fees of $154 thousand, with the remaining increase primarily from service charges.  Included in other non-interest income were increases in credit card fees of $135 thousand, loan repurchase obligation reversal of $502, and increases in derivatives not designated as hedging relationships of $325 thousand.

During the quarter, management’s continued focus on relationship development and provision of value to our customer base, resulted in a comparative increase in service charges and fees, debit card income, and trust income through increasing product adoption and utilization.

Non-Interest Expense

For the three months ended March 31, 2022, non-interest expense totaled $29.5 million, an increase of $4.6 million, when compared to the three months ended March 31, 2021.  Changes in the various components of non-interest expense for the three months ended March 31, 2022 and 2021, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended March 31,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Salaries and employee benefits	$15,068	$12,722	$2,346	18.4%
Net occupancy and equipment	3,170	2,368	802	33.9%
Data processing	3,769	2,663	1,106	41.5%
Professional fees	1,171	1,073	98	9.1%
Advertising and business development	976	682	294	43.1%
Telecommunications	470	580	(110)	(19.0)%
FDIC insurance	180	415	(235)	(56.6)%
Courier and postage	423	369	54	14.6%
Free nationwide ATM cost	501	472	29	6.1%
Amortization of core deposit intangible	1,050	1,034	16	1.5%
Loan expense	185	238	(53)	(22.3)%
Other real estate owned	(1)	5	(6)	(120.0)%
Other	2,174	2,108	66	3.1%
Subtotal	29,136	24,729	4,407	17.8%
Merger expenses	323	152	171	112.5%
Total non-interest expense	$29,459	$24,881	$4,578	18.4%

Salaries and employee benefits:  There was a $2.3 million increase in salaries for the period ended March 31, 2022, as compared to the same period in 2021. The increase was primarily due to the addition of staff related to the ASBI acquisition in October 2021 and the Security acquisition in December 2021.

Data processing:  Data processing costs increased $1.1 million for the period ended March 31, 2022, as compared to the same period in 2021.  The increase in expense was primarily from the additional accounts added as part of the merger with ASBI and Security, and the expense categories are comprised of debit card processing, software licensing, and online banking services.

Other:  Other non-interest expenses consist of subscriptions, memberships and dues, employee expenses (including travel, meals, entertainment, and education), supplies, printing, insurance, account-related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets and other operating expenses.  Overall, in the other expense category, there was a net $66 thousand increase, or 3.1%, between quarters ending March 31, 2022 and 2021.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of performance and is not defined under GAAP.  For a reconciliation of non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.  Our efficiency ratio is computed by dividing non-interest expense, excluding loss on debt extinguishment, merger expenses, and goodwill impairment, by the sum of net interest income and non-interest income, excluding net gain on acquisition and net gain or loss from securities transactions.  Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

The efficiency ratio was 60.4% for the three months ended March 31, 2022, compared with 64.2% for the three months ended March 31, 2021.  The decrease was primarily due to increases in net interest income and non-interest income, partially offset by an increase in non-interest expense.

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

Three months ended March 31, 2022, compared with three months ended March 31, 2021:  The effective income tax rate for the 3-month period ended March 31, 2022 was 18.8% as compared to 22.1% for the three-month period ended March 31, 2021. Income tax expense for the three-month period ended March 31, 2022, includes $96 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $941 thousand of benefit related to the recognition of federal tax credits.

Financial Condition

Total assets decreased $59.0 million from December 31, 2021, to $5.08 billion at March 31, 2022.  This variance was primarily due to decreases of $169.4 million in cash and due from banks, partially offset by increases of $87.7 million of loans, net of allowance for credit losses, and $25.5 million in securities. Total liabilities decreased $10.4 million to $4.6 billion at March 31, 2022.  The change in total liabilities is mostly due to a decline in total deposits of $40.3 million and a $12.0 million reduction in interest payable and other liabilities, partially offset by an additional $50.0 million in Federal Home Loan Bank advances. Total stockholders’ equity decreased $48.6 million from $500.6 million at December 31, 2021, to $452.0 million at March 31, 2022, principally due to unrealized holding losses, net of tax, in the investment securities portfolio.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	March 31, 2022		December 31, 2021
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$629,181	19.4%	$567,497	18.0%	$61,684	10.9%
Real estate loans:
Commercial real estate	1,552,134	48.0%	1,486,148	47.1%	65,986	4.4%
Residential real estate	613,928	18.9%	638,087	20.2%	(24,159)	(3.8)%
Agricultural real estate	198,844	6.1%	198,330	6.3%	514	0.3%
Total real estate loans	2,364,906	73.0%	2,322,565	73.6%	42,341	1.8%
Agricultural	150,077	4.6%	166,975	5.3%	(16,898)	(10.1)%
Consumer	98,413	3.0%	98,590	3.1%	(177)	(0.2)%
Total loans held for investment	$3,242,577	100.00%	$3,155,627	100.0%	$86,950	2.8%
Total loans held for sale	$1,575	100.0%	$4,214	100.0%	$(2,639)	(62.6)%
Total loans held for investment (net of allowances)	$3,194,987	100.0%	$3,107,262	100.0%	$87,725	2.8%

Our commercial loan portfolio consists of various types of loans, most of which are generally made to borrowers located in the Wichita, Kansas City, and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri, and Oklahoma.  Most of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economies in which they operate.

At March 31, 2022, gross total loans, including loans held for sale, were 74.1% of deposits and 63.9% of total assets.  At December 31, 2021, gross total loans, including loans held for sale, were 71.5% of deposits and 61.5% of total assets.

We provide commercial lines of credit, working capital loans, commercial real estate loans (including loans secured by owner-occupied commercial properties), term loans, equipment financing, aircraft financing, real property acquisition and development loans, borrowing base loans, real estate construction loans, homebuilder loans, SBA loans, agricultural and agricultural real estate loans, letters of credit and other loan products to national and regional companies, real estate developers, mortgage lenders, manufacturing and industrial companies and other businesses.  The types of loans we make to consumers include residential real estate loans, home equity loans, home equity lines of credit, installment loans, unsecured and secured personal lines of credit, overdraft protection, and letters of credit.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2022, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2022
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$183,757	$353,078	$85,747	$6,599	$629,181
Real Estate:
Commercial real estate	262,545	904,694	325,625	59,270	1,552,134
Residential real estate	4,370	12,797	135,739	461,022	613,928
Agricultural real estate	59,388	88,276	39,454	11,726	198,844
Total real estate	326,303	1,005,767	500,818	532,018	2,364,906
Agricultural	103,339	36,318	4,690	5,730	150,077
Consumer	33,438	41,016	20,852	3,107	98,413
Total	$646,837	$1,436,179	$612,107	$547,454	$3,242,577
Loans with a predetermined fixed interest rate	$271,659	$891,914	$220,225	$328,551	$1,712,349
Loans with an adjustable/floating interest rate	375,178	544,265	391,882	218,903	1,530,228
Total	$646,837	$1,436,179	$612,107	$547,454	$3,242,577

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2021, are summarized in the following table.

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

Credit Quality Indicators

We categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information, current economic trends, and other factors. Loans are analyzed individually and classified based on credit risk.  Consumer loans are considered pass credits unless downgraded due to payment status or reviewed as part of a larger credit relationship.

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$20,696	$29,361
Accruing loans 90 or more days past due	—	256
OREO acquired through foreclosure, net	7,957	7,582
Other repossessed assets	8,805	28,799
Total nonperforming assets	$37,458	$65,998
Ratios:
Nonperforming assets to total assets	0.74%	1.28%
Nonperforming assets to total loans plus OREO and repossessed assets	1.15%	2.07%

Generally, loans are designated as nonaccrual when either principal or interest payments are 90 days or more past due based on contractual terms, unless the loan is well secured and in the process of collection.  Consumer loans are typically charged off no later than 180 days past due.  In all cases, loans are placed on nonaccrual, or charged off, at an earlier date if collection of principal or interest is considered doubtful.  When a loan is placed on nonaccrual status, unpaid interest credited to income earned in the current year is reversed against income and unpaid interest earned in prior years is charged off.  Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured.  Nonaccrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The nonperforming loans at March 31, 2022, consisted of 168 separate credits and 129 separate borrowers.  We had 7 non-performing loan relationships, totaling $10.0 million, with an outstanding balance in excess of $1.0 million as of March 31, 2022.

There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio.  We have established underwriting guidelines to be followed by lenders and we also monitor delinquency levels for any negative or adverse trends.  In accordance with applicable regulation, appraisals or evaluations are required to independently value real estate and are an important element to consider when underwriting loans secured in part or in whole by real estate.  The value of real estate collateral provides additional support to the borrower’s credit capacity.  There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At March 31, 2022, the Company had $49.3 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $32.6 million at December 31, 2021.

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

•

Commercial real estate loans are dependent on the industries tied to these loans as well as the local commercial real estate market.  The loans are secured by the real estate and appraisals are obtained to support the loan amount.  An evaluation of the project’s cash flows is performed to evaluate the borrower’s ability to repay the loan at the time of origination and is periodically updated during the life of the loan.

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

•	Agricultural loans are primarily operating lines subject to annual farming revenues including productivity/yield of the agricultural commodities produced and market pricing at the time of sale.
•

Consumer loans are dependent on the local economy.  Consumer loans are generally secured by consumer assets but may be unsecured.  We evaluate the borrower’s repayment ability through a review of credit scores and an evaluation of debt to income ratios.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
March 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$21,764	$13,814	$5,960	$1,542	$2,472	$2,038	$47,590
Total loans outstanding (1)	1,552,134	629,181	613,928	198,844	150,077	98,413	3,242,577
Net (charge-offs) recoveries	(222)	(6)	(2)	7	-	(140)	(363)
Average loan balance (1)	1,532,664	575,563	630,387	202,145	149,676	103,158	3,193,593
Non-accrual loan balance	3,640	3,712	4,522	4,078	4,386	358	20,696
Loans to total loans outstanding	48.0%	19.4%	18.9%	6.1%	4.6%	3.0%	100.0%
ACL to total loans	1.4%	2.2%	1.0%	0.8%	1.6%	2.1%	1.5%
Net charge-offs to average loans	—%	—%	—%	—%	—%	(0.1)%	—%
Non-accrual loans to total loans	0.2%	0.6%	0.7%	2.1%	2.9%	0.4%	0.6%
ACL to non-accrual loans	597.9%	372.1%	131.8%	37.8%	56.4%	569.3%	229.9%

March 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$15,118	$19,965	$11,511	$1,900	$4,349	$2,682	$55,525
Total loans outstanding (1)	1,218,537	820,736	438,503	134,944	93,764	89,256	2,795,740
Net (charge-offs) recoveries	74	16	(8)	(12)	3	(138)	(65)
Average loan balance (1)	1,227,501	803,012	383,951	140,875	94,787	76,413	2,726,539
Non-accrual loan balance	7,978	28,559	2,879	7,458	10,356	276	57,506
Loans to total loans outstanding	43.5%	29.4%	15.7%	4.8%	3.4%	3.2%	100.0%
ACL to total loans	1.2%	2.4%	2.6%	1.4%	4.6%	3.0%	2.0%
Net charge-offs to average loans	—%	—%	—%	—%	—%	(0.2)%	—%
Non-accrual loans to total loans	0.7%	3.5%	0.7%	5.5%	11.0%	0.3%	2.1%
ACL to non-accrual loans	189.5%	69.9%	399.8%	25.5%	42.0%	971.7%	96.6%

(1)Excluding loans held for sale.

Management believes that the allowance for credit losses at March 31, 2022, was adequate to cover current expected credit losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2022.

The allowance for credit losses on loans measured on a collective basis totaled $41.4 million, or 1.33% of the $3.11 billion in loans measured on a collective basis at March 31, 2022, compared to an allowance for credit losses of $34.3 million, or 1.12%, of the $3.06 billion in loans measured on a collective basis at December 31, 2021.  The total reserve percentage held constant at 1.5% from December 31, 2021, to March 31, 2022.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At March 31, 2022, securities represented 26.6% of total assets compared with 25.8% at December 31, 2021.

At the date of purchase, debt securities are classified into one of two categories: held-to-maturity or available-for-sale.  We do not purchase securities for trading purposes.  At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity, carried at cost, and adjusted for the amortization of premiums and the accretion of discounts, only if management has the positive intent and ability to hold those securities to maturity.  Debt securities not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in total interest and dividend income.  Also included in total interest and dividend income are dividends received on stock investments in the Federal Reserve Bank of Kansas City and the FHLB of Topeka.  These stock investments are stated at cost.

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	March 31, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$123,724	$115,235	$124,898	$123,407
U.S. Treasury securities	257,151	243,256	157,289	155,602
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	625,214	596,515	661,584	664,887
Private label residential mortgage-backed securities	207,043	196,282	173,717	171,688
Corporate	56,576	56,339	52,555	53,777
Small Business Administration loan pools	15,708	15,273	16,568	16,475
State and political subdivisions	134,469	129,994	138,404	141,606
Total available-for-sale securities	$1,419,885	$1,352,894	$1,325,015	$1,327,442

At March 31, 2022, and December 31, 2021, we did not own any securities classified as held-to-maturity.

At March 31, 2022, and December 31, 2021, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2022, and December 31, 2021.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value.

	March 31, 2022
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$47,203	0.70%	$60,712	1.48%	$7,320	1.89%	$115,235	1.18%
U.S. Treasury securities	—	—%	141,722	1.25%	101,534	1.10%	—	—%	243,256	1.19%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	70,249	1.42%	194,706	1.68%	331,560	2.26%	596,515	1.97%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	196,282	2.09%	196,282	2.09%
Corporate	—	—%	18,175	3.45%	34,172	4.23%	3,992	4.75%	56,339	4.02%
Small Business Administration loan pools	—	—%	—	—%	9,635	1.03%	5,638	1.75%	15,273	1.29%
State and political subdivisions(1)	6,363	2.68%	19,952	2.40%	42,861	2.25%	60,818	2.37%	129,994	2.35%
Total available-for-sale securities	6,363	2.68%	297,301	1.42%	443,620	1.75%	605,610	2.22%	1,352,894	1.89%
Total debt securities	$6,363	2.68%	$297,301	1.42%	$443,620	1.75%	$605,610	2.22%	$1,352,894	1.89%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2021
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$1,001	2.78%	$29,524	0.50%	$84,810	1.37%	$8,072	1.89%	$123,407	1.21%
U.S. Treasury securities	—	—%	48,008	1.14%	107,594	1.10%	—	—%	155,602	1.11%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	69,734	1.35%	211,965	1.65%	383,188	2.05%	664,887	1.85%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	171,688	1.62%	171,688	1.62%
Corporate	—	—%	—	—%	53,777	4.18%	—	—%	53,777	4.18%
Small Business Administration loan pools	—	—%	—	—%	9,669	0.93%	6,806	1.76%	16,475	1.27%
State and political subdivisions(1)	7,259	2.60%	21,038	2.43%	44,640	2.26%	68,669	2.36%	141,606	2.35%
Total available-for-sale securities	8,260	2.62%	168,304	1.28%	512,455	1.79%	638,423	1.96%	1,327,442	1.81%
Total debt securities	$8,260	2.62%	$168,304	1.28%	$512,455	1.79%	$638,423	1.96%	$1,327,442	1.81%
(1)	The calculated yield is not presented on a tax equivalent basis.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages and which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae, and Freddie Mac.  Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities.  Premiums and discounts on mortgage-backed securities are amortized and accreted over the expected life of the security and may be impacted by prepayments.  As such, mortgage-backed securities which are purchased at a premium will generally produce decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages, resulting in prepayments and an acceleration of premium amortization.  Securities purchased at a discount will reflect higher net yields in a decreasing interest rate environment, as prepayments result in an acceleration of discount accretion.

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At March 31, 2022, and December 31, 2021, 66.6% and 66.3% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.0 years and 4.4 years and a modified duration of 4.4 years and 4.1 years.

Goodwill Impairment Assessment

At March 31, 2022, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired.

Deposits

Our lending and investing activities are primarily funded by deposits.  A variety of deposit accounts are offered with a wide range of interest rates and terms including demand, savings, money market, and time deposits.  We rely primarily on competitive pricing policies, convenient locations, comprehensive marketing strategy, and personalized service to attract and retain these deposits.

The following table shows our composition of deposits at March 31, 2022, and December 31, 2021.

Composition of Deposits

	March 31, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,255,793	28.7%	$1,244,117	28.1%
Interest-bearing demand and NOW accounts	1,179,381	26.9%	1,202,408	27.2%
Savings and money market	1,332,097	30.4%	1,319,881	29.9%
Time	612,399	14.0%	653,598	14.8%
Total deposits	$4,379,670	100.0%	$4,420,004	100.0%

Total deposits at March 31, 2022, were $4.38 billion, a decrease of $40.3 million, or 0.9%, compared to total deposits of $4.42 billion at December 31, 2021.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at March 31, 2022, and December 31, 2021.

	March 31, 2022	December 31, 2021
Interest-bearing demand
Reciprocal	$284,139	$308,374
Total interest-bearing demand	284,139	308,374
Savings and money market
Reciprocal	9,106	52,173
Total savings and money market	9,106	52,173
Time
Reciprocal	22,722	2,969
Non-reciprocal brokered	—	10,000
Total time	22,722	12,969
Total reciprocal and brokered deposits	$315,967	$373,516

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of March 31, 2022, and December 31, 2021.

	March 31, 2022	December 31, 2021	Change	%
	(Dollars in thousands)
3 months or less	$98,245	$88,969	$9,276	10.4%
Over 3 through 6 months	49,264	115,063	(65,799)	(57.2)%
Over 6 through 12 months	38,974	14,047	24,927	177.5%
Over 12 months	21,395	15,381	6,014	39.1%
Total Time Deposits	$207,878	$233,460	$(25,582)	(11.0)%

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities.  Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, Federal Reserve Bank discount window, a bank stock loan, and subordinated debt.  For additional information see “NOTE 6 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statement.

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

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs.  Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows.  In this process, we focus on both assets and liabilities, and the way they combine to provide adequate liquidity to meet our needs.

During the three months ended March 31, 2022 and 2021, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and the Federal Reserve discount window.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $3.20 billion for the three months ended March 31, 2022, an increase of 0.5% over the December 31, 2021, average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 5.2 years and a modified duration of 4.7 years at March 31, 2022.

Cash and cash equivalents were $90.1 million at March 31, 2022, a decrease of $169.9 million from the $260.0 million cash and cash equivalents at December 31, 2021.  The decrease in cash and cash equivalents is driven primarily by $165.9 million net cash used in investing activities and $11.8 used financing activities, partially offset by $7.8 million provided by operating activities.  Cash and cash equivalents at January 1, 2022, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities and FHLB borrowings during the first three months of 2022 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Standby and Performance Letters of Credit:  For additional information see “NOTE 11 – COMMITMENTS AND CREDIT RISK” in the Condensed Notes to Interim Consolidated Financial Statement.

Commitments to Extend Credit:  For additional information see “NOTE 11 – COMMITMENTS AND CREDIT RISK” in the Condensed Notes to Interim Consolidated Financial Statement.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2022, and December 31, 2021, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized; although, these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as are asset growth and acquisitions, and capital restoration plans are required.

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of March 31, 2022, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

The non-GAAP financial measures that we discuss in this Quarterly Report should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP.  Moreover, the way we calculate the non-GAAP financial measures that we discuss in this Quarterly Report may differ from that of other companies reporting measures with similar names.  You should understand how such other banking organizations calculate their financial measures similar to, or with names like, the non-GAAP financial measures we have discussed in this Quarterly Report when comparing such non-GAAP financial measures.

Tangible Book Value Per Common Share and Tangible Book Value Per Diluted Common Share:  Tangible book value is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate: (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles (net of accumulated amortization), and other intangible assets (net of accumulated amortization); (b) tangible book value per common share as tangible common equity (as described in clause (a)) divided by shares of common stock outstanding; and (c) tangible book value per diluted common share as tangible common equity (as described in clause (a)) divided by diluted shares of common stock outstanding.  For tangible book value, the most directly comparable financial measure calculated in accordance with GAAP is book value.

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

	As of the period ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$452,015	$500,631	$417,749	$412,995	$397,815
Less: goodwill	54,465	54,465	31,601	31,601	31,601
Less: core deposit intangibles, net	13,830	14,879	12,963	13,993	15,023
Less: mortgage servicing asset, net	251	276	—	—	—
Less: naming rights, net	1,076	1,087	1,098	1,109	1,119
Tangible common equity	$382,393	$429,924	$372,087	$366,292	$350,072
Common shares issued at period end	16,454,966	16,760,115	14,365,785	14,360,172	14,383,913
Diluted common shares outstanding at period end	16,662,779	17,050,115	14,637,306	14,664,603	14,668,287
Book value per common share	$27.47	$29.87	$29.08	$28.76	$27.66
Tangible book value per common share	$23.24	$25.65	$25.90	$25.51	$24.34
Tangible book value per diluted common share	$22.95	$25.22	$25.42	$24.98	$23.87

Tangible Common Equity to Tangible Assets:  Tangible common equity to tangible assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate (a) tangible common equity as total stockholders’ equity less preferred stock, goodwill, core deposit intangibles (net of accumulated amortization), and other intangible assets (net of accumulated amortization); (b) tangible assets as total assets less goodwill, core deposit intangibles (net of accumulated amortization), and other intangible assets (net of accumulated amortization); and (c) tangible common equity to tangible assets as tangible common equity (as described in clause (a)) divided by tangible assets (as described in clause (b)).  For tangible common equity to tangible assets, the most directly comparable financial measure calculated in accordance with GAAP is total stockholders’ equity to total assets.

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

	As of the period ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in thousands)
Total stockholders’ equity	$452,015	$500,631	$417,749	$412,995	$397,815
Less: goodwill	54,465	54,465	31,601	31,601	31,601
Less: core deposit intangibles, net	13,830	14,879	12,963	13,993	15,023
Less: mortgage servicing asset, net	251	276	—	—	—
Less: naming rights, net	1,076	1,087	1,098	1,109	1,119
Tangible common equity	$382,393	$429,924	$372,087	$366,292	$350,072
Total assets	$5,078,623	$5,137,631	$4,263,268	$4,268,216	$4,196,184
Less: goodwill	54,465	54,465	31,601	31,601	31,601
Less: core deposit intangibles, net	13,830	14,879	12,963	13,993	15,023
Less: mortgage servicing asset, net	251	276	—	—	—
Less: naming rights, net	1,076	1,087	1,098	1,109	1,119
Tangible assets	$5,009,001	$5,066,924	$4,217,606	$4,221,513	$4,148,441
Equity to assets	8.90%	9.74%	9.80%	9.68%	9.48%
Tangible common equity to tangible assets	7.63%	8.48%	8.82%	8.68%	8.44%

Return on Average Tangible Common Equity:  Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate (a) average tangible common equity as total average stockholders’ equity less average goodwill, core deposit intangibles (net of accumulated amortization), and other intangible assets (net of accumulated amortization); (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus intangible asset amortization (net of taxes); and (c) return on average tangible common equity as annualized adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)).  For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Management believes that this measure is important to many investors in the marketplace who are interested in earnings quality on tangible common equity.  Goodwill and other intangible assets have the effect of increasing total stockholders’ equity while not increasing tangible common equity.

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in thousands)
Total average stockholders’ equity	$492,599	$563,046	$422,879	$404,039	$395,638
Less: average intangible assets	70,181	61,186	46,335	47,334	48,376
Average tangible common equity	$422,418	$501,860	$376,544	$356,705	$347,262
Net income (loss) allocable to common stockholders	$15,650	$10,466	$11,773	$15,166	$15,075
Amortization of intangible assets	1,085	1,116	1,040	1,041	1,045
Less: tax effect	228	234	218	219	219
Adjusted net income allocable to common stockholders	$16,507	$11,348	$12,595	$15,988	$15,901
Return on total average stockholders’ equity (ROAE) annualized	12.88%	7.37%	11.05%	15.06%	15.45%
Return on average tangible common equity (ROATCE) annualized	15.85%	8.97%	13.27%	17.98%	18.57%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
	(Dollars in thousands)
Non-interest expense	$29,459	$38,089	$30,689	$25,806	$24,881
Less: loss on debt extinguishment	—	—	372	—	—
Less: merger expense	323	4,562	4,015	460	152
Non-interest expense, excluding loss on debt extinguishment and merger expense	$29,136	$33,527	$26,302	$25,346	$24,729
Net interest income	$39,289	$37,215	$38,975	$34,630	$31,759
Non-interest income	$9,022	$9,199	$7,831	$9,100	$6,712
Less: net gain on acquisition	—	—	—	663	(78)
Less: net gain (loss) from securities transactions	40	8	381	—	17
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition	$8,982	$9,191	$7,450	$8,437	$6,773
Net interest income plus non-interest income, excluding net gain on acquisition and net gain (loss) from securities transactions	$48,271	$46,406	$46,425	$43,067	$38,532
Non-interest expense to net interest income plus non-interest income	60.98%	82.06%	65.57%	59.01%	64.67%
Efficiency Ratio	60.36%	72.25%	56.65%	58.85%	64.18%

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

The change in the impact of net interest income from the base case for March 31, 2022, and December 31, 2021, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage-backed securities, assumed prepayment of existing fixed rate loans receivable, the downward pricing of variable rate loans receivable, the constraint of the shock on non-term deposits and the level of term deposit repricing.  Our mortgage-backed security portfolio is primarily comprised of fixed rate investments and as rates decrease, the level of prepayments is assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage-backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for March 31, 2022, and December 31, 2021, is due to being in a liability sensitive position and the level of convexity in pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of assets decrease faster than the value of liabilities and as interest rates decrease, the value of assets increase at a faster rate than liabilities.  However, due to the level of convexity in fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits.  At March 31, 2022, non-interest-bearing deposits were approximately $11.7 million or 1.0% higher than that deposit type at December 31, 2021.  Substantially all investments and approximately 53.1% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2022	December 31, 2021
+300 basis points	(5.1)%	(4.4)%
+200 basis points	(3.1)%	(2.4)%
+100 basis points	(1.5)%	(1.0)%
0 basis points	—	—
-100 basis points	(2.7)%	(4.4)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2022	December 31, 2021
+300 basis points	(10.1)%	(2.8)%
+200 basis points	(4.3)%	0.7%
+100 basis points	(1.9)%	2.7%
0 basis points	—	—
-100 basis points	(4.3)%	(14.8)%

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

Item 1A:  Risk Factors

There have been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.

Item 2:  Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

In September of 2021, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  On October 20, 2021, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization to repurchase of up to an additional 1,000,000 shares of the Company’s Class A Voting Common Stock.

The following table presents shares that have been repurchased under the program during the first quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2022 through January 31, 2022	80,864	$33.50	80,864	786,263
February 1, 2022 through February 28, 2022	113,659	$32.04	113,659	672,604
March 1, 2022 through March 31, 2022	189,860	$31.76	189,860	482,744
Total	384,383	$32.21	384,383	482,744

Item 3:  Defaults Upon Senior Securities

None

Item 4:  Mine Safety Disclosures

Not applicable.

Item 5:  Other Information

None

Item 6: Exhibits

Exhibit No.	Description
10.1

Fifth Amendment to Loan and Security Agreement, dated February 11, 2022, by and between Equity Bancshares, Inc and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on February 18, 2022).

10.2

Equity Bancshares, Inc 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 17, 2022).

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

Equity Bancshares, Inc.

May 5, 2022	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

May 5, 2022	By:	/s/ Eric R. Newell
Date		Eric R. Newell
Executive Vice President and Chief Financial Officer