Form 10-Q
period 2022-06-30
EQUITY BANCSHARES INC
filed 2022-08-08
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 1, 2022, the registrant had 16,091,406 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2022, and December 31, 2021

(Dollar amounts in thousands)

	(Unaudited) June 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$103,126	$259,131
Federal funds sold	458	823
Cash and cash equivalents	103,584	259,954
Available-for-sale securities	1,288,180	1,327,442
Loans held for sale	1,714	4,214
Loans, net of allowance for credit losses of $48,238 and $48,365	3,175,208	3,107,262
Other real estate owned, net	12,969	9,523
Premises and equipment, net	101,212	104,038
Bank-owned life insurance	121,665	120,787
Federal Reserve Bank and Federal Home Loan Bank stock	21,479	17,510
Interest receivable	16,519	18,048
Goodwill	53,101	54,465
Core deposit intangibles, net	12,554	14,879
Other	93,971	99,509
Total assets	$5,002,156	$5,137,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,194,863	$1,244,117
Total non-interest-bearing deposits	1,194,863	1,244,117
Demand, savings and money market	2,445,545	2,522,289
Time	651,363	653,598
Total interest-bearing deposits	3,096,908	3,175,887
Total deposits	4,291,771	4,420,004
Federal funds purchased and retail repurchase agreements	52,750	56,006
Federal Home Loan Bank advances	80,000	—
Subordinated debt	96,135	95,885
Contractual obligations	15,813	17,692
Interest payable and other liabilities	37,572	47,413
Total liabilities	4,574,041	4,637,000
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	204	203
Additional paid-in capital	480,897	478,862
Retained earnings	116,576	88,324
Accumulated other comprehensive income (loss), net of tax	(77,426)	1,776
Treasury stock	(92,136)	(68,534)
Total stockholders’ equity	428,115	500,631
Total liabilities and stockholders’ equity	$5,002,156	$5,137,631

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months ended June 30, 2022 and 2021

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$36,849	$33,810	$73,155	$64,811
Securities, taxable	5,584	3,523	10,975	7,322
Securities, nontaxable	678	717	1,333	1,441
Federal funds sold and other	513	268	813	556
Total interest and dividend income	43,624	38,318	86,276	74,130
Interest expense
Deposits	2,183	2,025	3,905	4,435
Federal funds purchased and retail repurchase agreements	46	26	79	48
Federal Home Loan Bank advances	176	80	185	145
Subordinated debt	1,653	1,557	3,252	3,113
Total interest expense	4,058	3,688	7,421	7,741
Net interest income	39,566	34,630	78,855	66,389
Provision (reversal) for credit losses	824	(1,657)	412	(7,413)
Net interest income after provision (reversal) for credit losses	38,742	36,287	78,443	73,802
Non-interest income
Service charges and fees	2,617	2,169	5,139	3,765
Debit card income	2,810	2,679	5,438	5,029
Mortgage banking	428	848	990	1,783
Increase in value of bank-owned life insurance	736	676	1,601	1,277
Net gain on acquisition and branch sales	540	663	540	585
Net gain (loss) from securities transactions	(32)	—	8	17
Other	2,538	2,065	4,943	3,356
Total non-interest income	9,637	9,100	18,659	15,812
Non-interest expense
Salaries and employee benefits	15,383	12,769	30,451	25,491
Net occupancy and equipment	3,007	2,327	6,177	4,695
Data processing	3,642	3,474	7,411	6,137
Professional fees	1,111	999	2,282	2,072
Advertising and business development	972	799	1,948	1,481
Telecommunications	442	512	912	1,092
FDIC insurance	260	425	440	840
Courier and postage	489	327	912	696
Free nationwide ATM cost	541	513	1,042	985
Amortization of core deposit intangibles	1,111	1,030	2,161	2,064
Loan expense	207	181	392	419
Other real estate owned	14	(468)	13	(463)
Merger expenses	88	460	411	612
Other	4,169	2,458	6,343	4,566
Total non-interest expense	31,436	25,806	60,895	50,687
Income (loss) before income taxes	16,943	19,581	36,207	38,927
Provision (benefit) for income taxes	1,684	4,415	5,298	8,686
Net income (loss) and net income (loss) allocable to common stockholders	$15,259	$15,166	$30,909	$30,241
Basic earnings (loss) per share	$0.95	$1.06	$1.88	$2.10
Diluted earnings (loss) per share	$0.94	$1.03	$1.86	$2.06

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months ended June 30, 2022 and 2021

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$15,259	$15,166	$30,909	$30,241
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(35,364)	1,911	(104,703)	(8,458)
Less: reclassification for net gains included in net income	2	—	(77)	—
Unrealized holding gains (losses) arising during the period on cash flow hedges	(1,065)	—	(467)	—
Total other comprehensive income (loss)	(36,427)	1,911	(105,247)	(8,458)
Tax effect	9,013	(480)	26,045	2,127
Other comprehensive income (loss), net of tax	(27,414)	1,431	(79,202)	(6,331)
Comprehensive income (loss)	$(12,155)	$16,597	$(48,293)	$23,910

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2022 and 2021

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at April 1, 2021	14,383,913	$175	$387,939	$53,459	$12,019	$(55,777)	$397,815
Net income	—	—	—	15,166	—	—	15,166
Other comprehensive income (loss), net of tax effects	—	—	—	—	1,431	—	1,431
Stock-based compensation	9,351	—	948	—	—	—	948
Common stock issued upon exercise of stock options	37,753	1	507	—	—	—	508
Common stock issued under stock-based incentive plan	25,159	—	—	—	—	—	—
Treasury stock purchase	(96,004)	—	—	—	—	(2,873)	(2,873)
Balance at June 30, 2021	14,360,172	$176	$389,394	$68,625	$13,450	$(58,650)	$412,995

Balance at April 1, 2022	16,454,966	$204	$480,106	$102,632	$(50,012)	$(80,915)	$452,015
Net income	—	—	—	15,259	—	—	15,259
Other comprehensive income (loss), net of tax effects	—	—	—	—	(27,414)	—	(27,414)
Cash dividends - common stock, $0.08 per share	—	—	—	(1,290)	—	—	(1,290)
Dividend equivalents - restricted stock units, $0.08 per share	—	—	—	(25)	—	—	(25)
Stock-based compensation	624	—	744	—	—	—	744
Common stock issued upon exercise of stock options	3,656	—	47	—	—	—	47
Common stock issued under stock-based incentive plan	3,416	—	—	—	—	—	—
Treasury stock purchases	(355,844)	—	—	—	—	(11,221)	(11,221)
Balance at June 30, 2022	16,106,818	$204	$480,897	$116,576	$(77,426)	$(92,136)	$428,115

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2022 and 2021

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2021	14,540,556	$174	$386,820	$50,787	$19,781	$(43)	$(49,870)	$407,649
Implementation of ASU 2016-13, current expected credit losses	—	—	—	(12,403)	—	—	—	(12,403)
Net income	—	—	—	30,241	—	—	—	30,241
Other comprehensive income (loss), net of tax effects	—	—	—	—	(6,331)	—	—	(6,331)
Stock-based compensation	9,351	—	1,660	—	—	—	—	1,660
Common stock issued upon exercise of stock options	49,236	1	674	—	—	—	—	675
Common stock issued under stock-based incentive plan	72,424	1	(1)	—	—	—	—	—
Common stock issued under employee stock purchase plan	17,621	—	241	—	—	—	—	241
Repayment on employee stock loans	—		—	—	—	43		43
Treasury stock purchase	(329,016)	—	—	—	—	—	(8,780)	(8,780)
Balance at June 30, 2021	14,360,172	$176	$389,394	$68,625	$13,450	$—	$(58,650)	$412,995

Balance at January 1, 2022	16,760,115	$203	$478,862	$88,324	$1,776	$—	$(68,534)	$500,631
Net income	—	—	—	30,909	—	—	—	30,909
Other comprehensive income (loss), net of tax effects	—	—	—	—	(79,202)	—	—	(79,202)
Cash dividends - common stock, $0.16 per share	—	—	—	(2,608)	—	—	—	(2,608)
Dividend equivalents - restricted stock units, $0.16 per share	—	—	—	(49)	—	—	—	(49)
Stock-based compensation	624	—	1,548	—	—	—	—	1,548
Common stock issued upon exercise of stock options	7,156	—	97	—	—	—	—	97
Common stock issued under stock-based incentive plan	64,876	1	(1)	—	—	—	—	—
Common stock issued under employee stock purchase plan	14,274	—	391	—	—	—	—	391
Treasury stock purchases	(740,227)	—	—	—	—	—	(23,602)	(23,602)
Balance at June 30, 2022	16,106,818	$204	$480,897	$116,576	$(77,426)	$—	$(92,136)	$428,115

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months ended June 30, 2022 and 2021

(Dollar amounts in thousands)

	(Unaudited) June 30,
	2022	2021
Cash flows from operating activities
Net income	$30,909	$30,241
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	1,548	1,660
Depreciation	2,313	2,024
Amortization of operating lease right-of-use asset	352	200
Amortization of cloud computing implementation costs	94	77
Provision (reversal) for credit losses	412	(7,413)
Net amortization (accretion) of purchase valuation adjustments	(2,083)	8,847
Amortization (accretion) of premiums and discounts on securities	3,622	4,890
Amortization of intangible assets	2,233	2,086
Deferred income taxes	(382)	905
Federal Home Loan Bank stock dividends	(92)	(22)
Loss (gain) on sales and valuation adjustments on other real estate owned	(108)	(775)
Net loss (gain) on sales and settlements of securities	(77)	—
Change in unrealized (gains) losses on equity securities	71	(17)
Loss (gain) on disposal of premises and equipment	(68)	(17)
Loss (gain) on lease termination	—	(2)
Loss (gain) on sales of foreclosed assets	(49)	(6)
Loss (gain) on sales of loans	(793)	(1,515)
Originations of loans held for sale	(31,431)	(53,218)
Proceeds from the sale of loans held for sale	34,724	60,859
Increase in the value of bank-owned life insurance	(1,601)	(1,277)
Change in fair value of derivatives recognized in earnings	(1,195)	(245)
Gain on acquisition and branch sales	(540)	(585)
Payments on operating lease payable	(411)	(246)
Net change in:
Interest receivable	1,138	767
Other assets	17,556	3,806
Interest payable and other liabilities	(13,006)	(3,788)
Net cash provided by (used in) operating activities	43,136	47,236
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(166,932)	(410,487)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	97,870	227,352
Net change in interest-bearing time deposits in other banks	—	249
Net change in loans	(93,562)	(47,046)
Purchase of mortgage loans	(795)	(167,983)
Purchase of government guaranteed loans	(2,293)	(3,861)
Purchase of premises and equipment	(722)	(3,494)
Proceeds from sale of premises and equipment	78	23
Proceeds from sale of foreclosed assets	20,368	123
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(3,876)	(2,017)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(1,970)	(68)
Proceeds from sale of other real estate owned	935	1,974
Purchase of bank-owned life insurance	—	(25,000)
Proceeds from bank-owned life insurance death benefits	723	—
Net cash paid from branch sale to United Bank and Trust	(22,939)	—
Net cash provided by (used in) investing activities	(173,115)	(430,235)

Cash flows (to) from financing activities
Net increase (decrease) in deposits	(75,470)	239,953
Net change in federal funds purchased and retail repurchase agreements	(3,256)	11,155
Net borrowings (repayments) on Federal Home Loan Bank line of credit	—	—
Proceeds from Federal Home Loan Bank term advances	403,501	70,000
Principal repayments on Federal Home Loan Bank term advances	(323,501)	(70,929)
Proceeds from Federal Reserve Bank discount window	1,000	1,000
Principal payments on Federal Reserve Bank discount window	(1,000)	(1,000)
Principal payments on employee stock loans	—	43
Proceeds from the exercise of employee stock options	97	675
Proceeds from employee stock purchase plan	391	241
Debt issuance cost	—	(16)
Purchase of treasury stock	(23,602)	(8,780)
Net change in contractual obligations	(1,879)	(720)
Dividends paid on common stock	(2,672)	—
Net cash provided by (used in) financing activities	(26,391)	241,622
Net change in cash and cash equivalents	(156,370)	(141,377)
Cash and cash equivalents, beginning of period	259,954	280,698
Ending cash and cash equivalents	$103,584	$139,321
Supplemental cash flow information:
Interest paid	$7,295	$8,157
Income taxes paid, net of refunds	196	6,920
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	2,208	705
Other repossessed assets acquired in settlement of loans	436	67
Other real estate owned recorded as a result of transferring non-operational branch right-of-use-asset	$2,210	$—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission.  Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information.  The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Actual results could differ from those estimates.  In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature.  These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022.  Operating results for the six months ended June 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

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

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging – Portfolio Layer Method.  ASU 2022-01 expands the current last-of-layer method to allow multiple hedged layers of a single closed portfolio; expands the scope of the portfolio layer method to include nonprepayable financial assets; addresses the types of hedging instruments that are eligible in a single-layer hedge; provided additional guidance on the accounting for and disclosure of hedging basis adjustments; and

provided guidance on how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio.  The guidance will be effective for the Company in fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  This guidance requires a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date.  The Company is currently evaluating the guidance but does not expect it will have a material financial impact on its financial condition, results of operations or cash flows.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Trouble Debt Restructurings and Vintage Disclosures.  ASU 2022-02 eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for loan restructurings by creditor when a borrower is experiencing financial difficulty.  Creditors will be required to apply the refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan.  Additionally, ASU 2022-02 requires that public business entities disclose gross write offs by year of origination for financing receivables and net investment in leases within the scope of Financial Instruments – Credit Losses – Measured at Amortized Cost of the Accounting Standards Codification.  The guidance is effective for the Company for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years.  The Company is permitted to apply the guidance prospectively or through a modified retrospective method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption.  Since the Company had adopted ASU 2016-13 effective January 1, 2021, the Company is permitted to early adopt the guidance in totality or individually for the topics covered in this update.  The Company will not be early adopting this guidance and does not expect the guidance to have a material financial impact on our financial condition, results of operations or cash flows, but will impact the Company’s future loan disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions.  ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and the restriction is not considered in measuring fair value.  In addition, the guidance clarifies that the contractual restriction cannot be valued as a separate unit of account or be recognized separately.  This guidance provides additional disclosures for equity securities subject to contractual sale restrictions.  The guidance is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years.  Early adoption is permitted for both interim and annual financial statements that have not been issued or made available for issuance.  The Company does not expect this guidance to have a material financial impact on our financial condition, results of operations or cash flows.

NOTE 2 – SECURITIES

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$123,550	$—	$(12,158)	$—	$111,392
U.S. Treasury securities	257,329	—	(18,763)	—	238,566
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	599,868	56	(41,452)	—	558,472
Private label residential mortgage-backed securities	198,447	—	(18,990)	—	179,457
Corporate	56,598	33	(1,588)	—	55,043
Small Business Administration loan pools	14,864	—	(553)	—	14,311
State and political subdivisions	139,877	266	(9,204)	—	130,939
	$1,390,533	$355	$(102,708)	$—	$1,288,180

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$124,898	$13	$(1,504)	$—	$123,407
U.S. Treasury securities	157,289	—	(1,687)	—	155,602
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,584	10,215	(6,912)	—	664,887
Private label residential mortgage-backed securities	173,717	—	(2,029)	—	171,688
Corporate	52,555	1,437	(215)	—	53,777
Small Business Administration loan pools	16,568	13	(106)	—	16,475
State and political subdivisions	138,404	3,618	(416)	—	141,606
	$1,325,015	$15,296	$(12,869)	$—	$1,327,442

The fair value and amortized cost of debt securities at June 30, 2022, by contractual maturity, is shown below.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$6,955	$6,978
One to five years	258,317	244,218
Five to ten years	244,867	225,103
After ten years	82,079	73,952
Mortgage-backed securities	798,315	737,929
Total debt securities	$1,390,533	$1,288,180

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $878,436 at June 30, 2022, and $892,182 at December 31, 2021.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2022, and December 31, 2021.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$111,392	$(12,158)	$—	$—	$111,392	$(12,158)
U.S. Treasury securities	238,566	(18,763)	—	—	238,566	(18,763)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	433,909	(27,821)	115,996	(13,631)	549,905	(41,452)
Private label residential mortgage-backed securities	168,463	(17,623)	10,994	(1,367)	179,457	(18,990)
Corporate	52,510	(1,588)			52,510	(1,588)
Small Business Administration loan pools	5,898	(531)	8,413	(22)	14,311	(553)
State and political subdivisions	83,381	(9,204)			83,381	(9,204)
Total temporarily impaired securities	$1,094,119	$(87,688)	$135,403	$(15,020)	$1,229,522	$(102,708)
December 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$117,618	$(1,504)	$—	$—	$117,618	$(1,504)
U.S. Treasury securities	155,601	(1,687)	—	—	155,601	(1,687)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	378,057	(6,860)	2,868	(52)	380,925	(6,912)
Private label residential mortgage-backed securities	159,381	(1,978)	2,208	(51)	161,589	(2,029)
Corporate	4,785	(215)	—	—	4,785	(215)
Small Business Administration loan pools	15,459	(106)	—	—	15,459	(106)
State and political subdivisions	28,443	(416)	—	—	28,443	(416)
Total temporarily impaired securities	$859,344	$(12,766)	$5,076	$(103)	$864,420	$(12,869)

As of June 30, 2022, the Company held 514 available-for-sale securities in an unrealized loss position.

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

	Three Months Ended June 30,	Six Months Ended June 30,
	2022	2022
Proceeds	$—	$3,265
Gross gain	—	115
Gross losses	—	36
Income tax expense on net realized gains	—	20

There were no proceeds from sales of available-for-sale securities during the three or six months ended June 30, 2021.

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

The following table lists categories of loans at June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021
Commercial real estate	$1,643,068	$1,486,148
Commercial and industrial	578,899	567,497
Residential real estate	578,936	638,087
Agricultural real estate	197,938	198,330
Agricultural	124,753	166,975
Consumer	99,852	98,590
Total loans	3,223,446	3,155,627
Allowance for credit losses	(48,238)	(48,365)
Net loans	$3,175,208	$3,107,262

Included in the commercial and industrial loan balances at June 30, 2022, and December 31, 2021, are $7,440 and $44,783 of loans that were originated under the SBA PPP program. At June 30, 2022, and December 31, 2021, unamortized loan fees on these loans were $125 and $1,252.

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio.  During the six months ended June 30, 2022, the Company purchased one pool of residential mortgage loans totaling $795. During the first six months of 2021, the Company purchased three pools of residential real estate loans totaling $168,206.  As of June 30, 2022, and December 31, 2021, residential real estate loans include $343,966 and $372,069 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the six months ended June 30, 2022, the Company purchased $2,293 in loans guaranteed by governmental agencies. Government guaranteed loans totaling $3,861 were purchased in the six months ended June 30, 2021.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $4,548 with related loans of $368,703 at June 30, 2022, and $6,649 with related loans of $527,422 at December 31, 2021.

Overdraft deposit accounts are reclassified and included in consumer loans above.  These accounts totaled $577 at June 30, 2022, and $886 at December 31, 2021.

The following tables present the activity in the allowance for credit losses by class for the three month periods ended June 30, 2022 and 2021.

June 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,764	$13,814	$5,960	$1,542	$2,472	$2,038	$47,590
Provision for credit losses	911	(650)	870	(535)	(182)	410	824
Loans charged-off	(11)	(35)	(46)	—	(1)	(289)	(382)
Recoveries	1	80	34	—	—	91	206
Total ending allowance balance	$22,665	$13,209	$6,818	$1,007	$2,289	$2,250	$48,238

June 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$15,118	$19,965	$11,511	$1,900	$4,349	$2,682	$55,525
Cumulative effect adjustment of adopting ASC 326	72	52	(11)	(1)	—	3	115
Impact of adopting ASC 326 - PCD loans	(56)	(1,898)	(1)	(226)	599	—	(1,582)
Provision for credit losses	91	578	(1,692)	(354)	(253)	(27)	(1,657)
Loans charged-off	—	(54)	(3)	(490)	(1)	(165)	(713)
Recoveries	—	47	4	18	1	76	146
Total ending allowance balance	$15,225	$18,690	$9,808	$847	$4,695	$2,569	$51,834

The following tables present the activity in the allowance for credit losses by class for the six month periods ended June 30, 2022 and 2021.

June 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Provision for credit losses	419	922	1,272	(1,235)	(1,466)	500	412
Loans charged-off	(294)	(79)	(48)	—	(1)	(494)	(916)
Recoveries	62	118	34	7	—	156	377
Total ending allowance balance	$22,665	$13,209	$6,818	$1,007	$2,289	$2,250	$48,238

June 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Cumulative effect adjustment of adopting ASC 326	5,612	4,167	8,870	167	(207)	(2,877)	15,732
Impact of adopting ASC 326 - PCD loans	4,571	(218)	220	960	4,905	—	10,438
Provision for credit losses	(4,044)	2,276	(3,834)	(700)	(764)	(347)	(7,413)
Loans charged-off	(53)	(61)	(12)	(502)	(1)	(375)	(1,004)
Recoveries	127	70	5	18	4	148	372
Total ending allowance balance	$15,225	$18,690	$9,808	$847	$4,695	$2,569	$51,834

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on method to determine allowance for credit loss as of June 30, 2022, and December 31, 2021.

June 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,188	$1,034	$723	$346	$1,923	$67	$5,281
Collectively evaluated for credit losses	21,477	12,175	6,095	661	366	2,183	42,957
Total	$22,665	$13,209	$6,818	$1,007	$2,289	$2,250	$48,238
Loan Balance:
Individually evaluated for credit losses	$6,735	$5,993	$3,017	$4,067	$4,903	$276	$24,991
Collectively evaluated for credit losses	1,636,333	572,906	575,919	193,871	119,850	99,576	3,198,455
Total	$1,643,068	$578,899	$578,936	$197,938	$124,753	$99,852	$3,223,446

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$4,381	$3,650	$892	$1,488	$3,546	$75	$14,032
Collectively evaluated for credit losses	18,097	8,598	4,668	747	210	2,013	34,333
Total	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Loan Balance:
Individually evaluated for credit losses	$45,421	$13,786	$5,362	$14,959	$13,049	$357	$92,934
Collectively evaluated for credit losses	1,440,727	553,711	632,725	183,371	153,926	98,233	3,062,693
Total	$1,486,148	$567,497	$638,087	$198,330	$166,975	$98,590	$3,155,627

The following table presents information related to nonaccrual loans and the level of collateral that supports the nonaccrual loans at June 30, 2022, and December 31, 2021.

	June 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$2,989	$2,327	$—
Commercial and industrial	6,081	1,964	—
Residential real estate	32	—	—
Agricultural real estate	1,276	1,140	—
Agricultural	41	—	—
Consumer	19	—	—
Subtotal	10,438	5,431	—
With an allowance recorded:
Commercial real estate	3,353	2,778	930
Commercial and industrial	1,679	1,387	367
Residential real estate	3,147	2,903	718
Agricultural real estate	3,635	2,337	335
Agricultural	6,298	3,757	1,639
Consumer	335	267	66
Subtotal	18,447	13,429	4,055
Total	$28,885	$18,860	$4,055

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial and industrial	6,060	1,964	—
Residential real estate	609	429	—
Agricultural real estate	1,795	1,660	—
Agricultural	—	—	—
Consumer	49	49	—
Subtotal	8,513	4,102	—
With an allowance recorded:
Commercial real estate	7,690	6,833	1,632
Commercial and industrial	4,976	4,593	1,800
Residential real estate	5,170	4,646	888
Agricultural real estate	3,726	2,738	637
Agricultural	8,836	6,175	2,307
Consumer	314	274	74
Subtotal	30,712	25,259	7,338
Total	$39,225	$29,361	$7,338

The table below presents average recorded investment and interest income related to nonaccrual loans for the three and six months ended June 30, 2022, and 2021.  Interest income recognized in the following table was substantially recognized on the cash basis.  The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	June 30, 2022		June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,572	$—	$—	$2
Commercial and industrial	982	—	—	—
Residential real estate	553	—	11	—
Agricultural real estate	1,400	—	3,210	83
Agricultural	—	—	2,066	33
Consumer	—	—	—	1
Subtotal	4,507	—	5,287	119
With an allowance recorded:
Commercial real estate	2,800	—	8,010	3
Commercial and industrial	2,549	—	29,034	11
Residential real estate	3,160	1	2,752	2
Agricultural real estate	2,378	3	3,787	—
Agricultural	4,072	—	8,033	10
Consumer	312	—	253	1
Subtotal	15,271	4	51,869	27
Total	$19,778	$4	$57,156	$146

	As of and for the six months ended
	June 30, 2022		June 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,048	$—	$561	$3
Commercial and industrial	1,309	—	214	—
Residential real estate	512	1	67	—
Agricultural real estate	1,487	—	2,504	83
Agricultural	—	—	2,874	33
Consumer	16	—	—	1
Subtotal	4,372	1	6,220	120
With an allowance recorded:
Commercial real estate	4,144	—	7,306	18
Commercial and industrial	3,231	—	26,961	119
Residential real estate	3,655	1	2,760	2
Agricultural real estate	2,498	3	3,531	20
Agricultural	4,773	—	5,629	44
Consumer	299	—	260	1
Subtotal	18,600	4	46,447	204
Total	$22,972	$5	$52,667	$324

The following tables present the aging of the recorded investment in past due loans as of June 30, 2022, and December 31, 2021, by portfolio and class of loans.

June 30, 2022	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$598	$249	$386	$5,105	$1,636,730	$1,643,068
Commercial and industrial	655	2,923	—	3,351	571,970	578,899
Residential real estate	623	357	—	2,903	575,053	578,936
Agricultural real estate	7	—	—	3,477	194,454	197,938
Agricultural	1	95	—	3,757	120,900	124,753
Consumer	466	47	—	267	99,072	99,852
Total	$2,350	$3,671	$386	$18,860	$3,198,179	$3,223,446

December 31, 2021	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$4,633	$408	$256	$6,833	$1,474,018	$1,486,148
Commercial and industrial	424	88	—	6,557	560,428	567,497
Residential real estate	620	1,126	—	5,075	631,266	638,087
Agricultural real estate	28	57	—	4,398	193,847	198,330
Agricultural	5	—	—	6,175	160,795	166,975
Consumer	316	61	—	323	97,890	98,590
Total	$6,026	$1,740	$256	$29,361	$3,118,244	$3,155,627

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

Based on the most recent analysis performed, the risk category of loans, by type and year of origination, at June 30, 2022, is as follows.

June 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$229,399	$278,359	$210,424	$133,787	$125,997	$206,294	$447,861	$1,318	$1,633,439
Special mention	294	220	—	—	—	576	—	—	1,090
Substandard	—	3,145	369	173	73	4,170	609	—	8,539
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$229,693	$281,724	$210,793	$133,960	$126,070	$211,040	$448,470	$1,318	$1,643,068
Commercial and industrial
Risk rating
Pass	$113,838	$108,123	$79,707	$46,546	$8,109	$14,022	$177,644	$2,027	$550,016
Special mention	—	—	—	—	693	3,775	—	—	4,468
Substandard	148	4,215	2,913	10,162	1,480	831	4,666	—	24,415
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$113,986	$112,338	$82,620	$56,708	$10,282	$18,628	$182,311	$2,026	$578,899
Residential real estate
Risk rating
Pass	$17,504	$311,614	$6,352	$16,170	$52,637	$115,386	$56,027	$152	$575,842
Special mention	—	—	—	—	—	24	—	—	24
Substandard	—	—	52	47	223	2,673	75	—	3,070
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$17,504	$311,614	$6,404	$16,217	$52,860	$118,083	$56,102	$152	$578,936
Agricultural real estate
Risk rating
Pass	$18,490	$24,251	$30,299	$20,000	$9,169	$23,511	$67,465	$300	$193,485
Special mention	—	—	—	—	—	486	22	—	508
Substandard	107	1,519	—	117	467	1,292	443	—	3,945
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$18,597	$25,770	$30,299	$20,117	$9,636	$25,289	$67,930	$300	$197,938
Agricultural
Risk rating
Pass	$14,040	$14,438	$13,361	$3,702	$2,641	$2,575	$65,845	$75	$116,677
Special mention	—	—	—	86	32	375	—	—	493
Substandard	—	1,724	1,925	2,086	388	251	1,209	—	7,583
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$14,040	$16,162	$15,286	$5,874	$3,061	$3,201	$67,054	$75	$124,753
Consumer
Risk rating
Pass	$39,242	$23,191	$11,006	$4,740	$2,264	$4,234	$14,907	$1	$99,585
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	41	66	96	25	39	—	—	267
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$39,242	$23,232	$11,072	$4,836	$2,289	$4,273	$14,907	$1	$99,852
Total loans
Risk rating
Pass	$432,513	$759,976	$351,149	$224,945	$200,817	$366,022	$829,749	$3,873	$3,169,044
Special mention	294	220	—	86	725	5,236	22	—	6,583
Substandard	255	10,644	5,325	12,681	2,656	9,256	7,002	—	47,819
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$433,062	$770,840	$356,474	$237,712	$204,198	$380,514	$836,773	$3,873	$3,223,446

Based on the analysis performed at December 31, 2021, the risk category of loans, by type and year of origination is as follows.

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$301,947	$212,444	$159,374	$134,465	$72,249	$164,363	$409,109	$594	$1,454,545
Special mention	126	885	—	11,817	1,168	8,705	—	—	22,701
Substandard	1,687	401	145	77	828	5,764	—	—	8,902
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$303,760	$213,730	$159,519	$146,359	$74,245	$178,832	$409,109	$594	$1,486,148
Commercial and industrial
Risk rating
Pass	$170,263	$100,457	$57,955	$11,019	$17,327	$8,855	$155,181	$9,726	$530,783
Special mention	19	—	1,958	1,482	284	5,750	—	—	9,493
Substandard	4,200	5,410	10,238	1,417	444	43	5,469	—	27,221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$174,482	$105,867	$70,151	$13,918	$18,055	$14,648	$160,650	$9,726	$567,497
Residential real estate
Risk rating
Pass	$336,775	$24,633	$22,520	$60,461	$34,453	$102,363	$51,584	$184	$632,973
Special mention	—	—	—	—	—	25	—	—	25
Substandard	—	79	48	159	1,909	2,740	154	—	5,089
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$336,775	$24,712	$22,568	$60,620	$36,362	$105,128	$51,738	$184	$638,087
Agricultural real estate
Risk rating
Pass	$38,412	$36,667	$18,442	$12,142	$14,432	$21,792	$42,541	$—	$184,428
Special mention	682	—	—	—	40	456	32	—	1,210
Substandard	1,705	206	6,020	592	2,530	554	1,085	—	12,692
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$40,799	$36,873	$24,462	$12,734	$17,002	$22,802	$43,658	$—	$198,330
Agricultural
Risk rating
Pass	$27,637	$17,393	$6,391	$2,399	$2,930	$1,593	$93,982	$172	$152,497
Special mention	—	—	90	1,299	—	645	—	—	2,034
Substandard	3,456	2,112	1,414	1,651	137	1,164	2,510	—	12,444
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$31,093	$19,505	$7,895	$5,349	$3,067	$3,402	$96,492	$172	$166,975
Consumer
Risk rating
Pass	$40,692	$15,171	$7,186	$3,640	$2,228	$3,551	$25,799	$1	$98,268
Special mention	—	—	—	—	—	—	—	—	—
Substandard	6	154	94	15	24	29	—	—	322
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$40,698	$15,325	$7,280	$3,655	$2,252	$3,580	$25,799	$1	$98,590
Total loans
Risk rating
Pass	$915,726	$406,765	$271,868	$224,126	$143,619	$302,517	$778,196	$10,677	$3,053,494
Special mention	827	885	2,048	14,598	1,492	15,581	32	—	35,463
Substandard	11,054	8,362	17,959	3,911	5,872	10,294	9,218	—	66,670
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$927,607	$416,012	$291,875	$242,635	$150,983	$328,392	$787,446	$10,677	$3,155,627

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

The following table summarizes the Company’s TDRs by accrual status at June 30, 2022, and December 31, 2021. The allowance for credit losses on nonaccrual loans represents specific loan reserves, while the allowance on accrual loans represents collectively evaluated estimated losses.

June 30, 2022	Nonaccrual	Related Allowance for Credit Losses	Accrual	Related Allowance for Credit Losses	Total TDR Loan Balance	Total Related Allowance for Credit Losses
Commercial real estate	$4,045	$688	$4,226	$251	$8,271	$939
Commercial and industrial	2,321	109	1,813	223	4,134	332
Residential real estate	—	—	—	—	—	—
Agricultural real estate	1,181	602	1,650	284	2,831	886
Agricultural	2,956	189	—	—	2,956	189
Total troubled debt restructurings	$10,503	$1,588	$7,689	$758	$18,192	$2,346

December 31, 2021	Nonaccrual	Related Allowance for Credit Losses
Commercial real estate	$5,784	$1,370
Commercial and industrial	54	27
Residential real estate	1,547	13
Agricultural real estate	2,122	488
Agricultural	1,292	480
Total troubled debt restructurings	$10,799	$2,378

At June 30, 2022, and December 31, 2021, there were no commitments to lend additional amounts on these loans.

During the three and six month periods ending June 30, 2022, there were a total of $2,412 and $8,743 in loan modifications considered to be troubled debt restructurings.  There were no loan modifications considered to be troubled debt restructurings that occurred during the three or six month periods ended June 30, 2021.  There was $15 in interest income recognized on loans modified as TDRs during the three and six month periods ended June 30, 2022.

The Company had $752 thousand in agricultural loans that subsequently defaulted on their modified terms within the twelve months preceding June 30, 2022, as compared to no loans at June 30, 2021.  Default is determined at 90 or more days past due, charge-off, or foreclosure.

As of June 30, 2022, the Company had no loans deferred as compared to December 31, 2021, with 20 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $36.3 million in connection with the COVID-19 relief provided by the CARES Act.  These deferrals were not considered troubled debt restructurings based on the CARES Act, Consolidated Appropriations Act (“CAA”), or regulatory guidance.

The following table lists loans included in the payment deferral program under the CARES Act by deferment type and category at December 31, 2021. There were no CARES Act deferred loans at June 30, 2022.

	December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Total
3 months principal and interest, then 6 months principal only	$31,884	$3,052	$34,936
6 months principal and interest, then 9 months principal only	971	398	1,369
Total loans	$32,855	$3,450	$36,305

The classification status of loans participating in the payment deferral program at December 31, 2021, is listed below. There were no such deferrals at June 30, 2022.

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of June 30, 2022, and December 31, 2021.

	Allowance for Credit Losses
	June 30, 2022	December 31, 2021
Commercial real estate	$402	$484
Commercial and industrial	742	1,323
Residential real estate	49	16
Agricultural	4	3
Consumer	321	397
Total allowance for credit losses	$1,518	$2,223

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans.  These transactions are designated as fair value hedges.  In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (“LIBOR”) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate.  At June 30, 2022, the portfolio of interest rate swaps had a weighted average maturity of 9.03 years, a weighted average pay rate of 4.54% and a weighted average rate received of 3.01%.  At December 31, 2021, the portfolio of interest rate swaps had a weighted average maturity of 8.8 years, a weighted average pay rate of 4.63% and a weighted average rate received of 3.11%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes interest expense and prime rate adjustable rate loans interest income.  These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

	June 30, 2022			December 31, 2021
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	13.2	2.81%	1.80%	13.7	2.81%	1.92%
Fixed rate loan hedges	1.8	4.00	5.60	—	—	—
Total cash flow hedges	2.3	3.94%	5.42%	13.7	2.81%	1.92%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans.  Neither swap is designated as a hedge, and both are marked to market through earnings.  At June 30, 2022, this portfolio of interest rate swaps had a weighted average maturity of 8.4 years, weighted average pay rate of 4.74% and a weighted average rate received of 4.67%.  At December 31, 2021, this portfolio of interest rate swaps had a weighted average maturity of 8.2 years, weighted average pay rate of 4.35% and weighted average rate received of 4.16%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2022, and December 31, 2021.

	June 30, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$22,107	$1,694	$—	$26,663	$—	$369
Derivatives designated as cash flow hedges:
Interest rate swaps	157,500	1,733	1,549	7,500	602	—
Total derivatives designated as hedging relationships	179,607	3,427	1,549	34,163	602	369
Derivatives not designated as hedging instruments:
Interest rate swaps	150,375	2,379	2,098	150,780	4,419	5,184
Total derivatives not designated as hedging instruments	150,375	2,379	2,098	150,780	4,419	5,184
Total	$329,982	5,806	3,647	$184,943	5,021	5,553
Cash collateral		—	2,162		—	(8,441)
Netting adjustments		(2,112)	(2,112)		2,994	2,994
Net amount presented in Balance Sheet		$3,694	$3,697		$8,015	$106

 The table below lists designated and qualifying hedged items in fair value hedges at June 30, 2022, and December 31, 2021.

	June 30, 2022			December 31, 2021
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$20,270	$(1,764)	$—	$26,661	$213	$—
Total	$20,270	$(1,764)	$—	$26,661	$213	$—

The Company reports hedging derivative gains (losses) as adjustments to loan interest income along with the related net interest settlements and the derivative gains (losses) and net interest settlements for economic derivatives are reported in other income. For the three and six month periods ended June 30, 2022 and 2021, the Company recorded net gains (losses) on derivatives and hedging activities.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$64	$—	$102	$—
Total net gain (loss) related to derivatives designated as hedging instruments	64	—	102	—
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	64	—	102	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	467	(105)	1,142	245
Total net gains (losses) related to derivatives not designated as hedging instruments	467	(105)	1,142	245
Net gains (losses) on derivatives and hedging activities	$531	$(105)	$1,244	$245

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended June 30, 2022 and 2021.

	June 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$683	$(619)	$64	$629
Total	$683	$(619)	$64	$629

	June 30, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$33	$(33)	$—	$(28)
Total	$33	$(33)	$—	$(28)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six month periods ended June 30, 2022 and 2021.

	June 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$2,079	$(1,977)	$102	$472
Total	$2,079	$(1,977)	$102	$472

	June 30, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(171)	$171	$—	$(56)
Total	$(171)	$171	$—	$(56)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended June 30, 2022, and December 31, 2021, are listed below.

	June 30, 2022
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$5,627	$5,669	16.0	2.79%
Total operating leases	$5,627	$5,669	16.0	2.79%

Right-of-use-asset reported in premise and equipment	$3,437
Right-of-use-asset not in operation, reported in other real estate owned	2,190
Total	$5,627

During the quarter ended June 30, 2022, one of our bank locations became non-operational. The right-of-use-asset for this location was transferred to other real estate owned, the weighted average lease term is 8.8 years.

	December 31, 2021
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$5,963	$5,928	13.3	2.30%
Total operating leases	$5,963	$5,928	13.3	2.30%

Operating lease costs for the three and six month periods ended June 30, 2022 and 2021, are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$191	$126	$399	$251
Short-term lease cost	—	—	—	—
Variable lease cost	5	3	27	13
Total operating lease cost	$196	$129	$426	$264

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or six month periods ended June 30, 2022.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	June 30, 2022
Due in one year or less	$794
Due after one year through two years	607
Due after two years through three years	554
Due after three years through four years	555
Due after four years through five years	553
Thereafter	3,731
Total undiscounted cash flows	6,794
Discount on cash flows	(1,125)
Total operating lease liability	$5,669

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2022, and December 31, 2021, are listed below.

	June 30, 2022	December 31, 2021
Federal funds purchased	$—	$—
Retail repurchase agreements	52,750	56,006

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties.  The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $69,158 and $55,605 at June 30, 2022, and December 31, 2021.  The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021
Average daily balance during the period	$57,217	$45,819
Average interest rate during the period	0.26%	0.23%
Maximum month-end balance year-to-date	$64,323	$56,006
Weighted average interest rate at period-end	0.32%	0.23%

Federal Home Loan Bank advances

Federal Home Loan Bank advances as of June 30, 2022, are as follows.

	June 30, 2022	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$—	—	—
Federal Home Loan Bank fixed-rate term advances	80,000	1.50%	—
Total Federal Home Loan Bank advances	$80,000

There were no Federal Home Loan Bank advances outstanding as of December 31, 2021.

At June 30, 2022, and December 31, 2021, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $17,455 and $17,025.  These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $605,295 and securities of $82,007 for a total of $687,302 at June 30, 2022, and qualifying loans of $694,892 and securities of $15,409 for a total of $710,302 at December 31, 2021.  Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $587,800 and $691,149 at June 30, 2022, and December 31, 2021.

Federal Reserve Bank discount window

At June 30, 2022, to support the $366,864 borrowing capacity from the Federal Reserve Bank, the Company has pledged loans with an outstanding balance of $399,753 and securities with a fair value of $38,265.  No borrowings were secured from this facility at periods ended June 30, 2022, or December 31, 2021.

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

There were no outstanding principal balances on the bank stock loan at June 30, 2022, or December 31, 2021.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants.  In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of June 30, 2022, and December 31, 2021, are listed below.

	June 30, 2022	December 31, 2021
Subordinated debentures	$23,088	$22,924
Subordinated notes	73,047	72,961
Total	$96,135	$95,885

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

American State Bank Statutory Trust I (“ASBSTI”): The trust preferred securities issued by ASBSTI accrue and pay distributions quarterly at three-month LIBOR plus 1.80% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption.

Subordinated debentures as of June 30, 2022, and December 31, 2021, are listed below.

	June 30, 2022	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	3.04%	12.8
CTIII subordinated debentures	5,155	2.72%	15.0
CFSTI subordinated debentures	5,155	4.22%	10.5
ASBI subordinated debentures	7,732	2.63%	13.2
Total contractual balance	28,352
Fair market value adjustments	(5,264)
Total subordinated debentures	$23,088

	December 31, 2021	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.12%	13.3
CTIII subordinated debentures	5,155	2.08%	15.5
CFSTI subordinated debentures	5,155	3.47%	11.0
ASBI subordinated debentures	7,732	2.00%	13.8
Total contractual balance	28,352
Fair market value adjustments	(5,428)
Total subordinated debentures	$22,924

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

Subordinated notes as of June 30, 2022, are listed below.

	June 30, 2022	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	8.0
Total principal outstanding	75,000
Debt issuance cost	(1,953)
Total subordinated notes	$73,047

Subordinated notes as of December 31, 2021, are listed below.

	December 31, 2021	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	8.5
Total principal outstanding	75,000
Debt issuance cost	(2,039)
Total subordinated notes	$72,961

Future principal repayments

Future principal repayments of the June 30, 2022, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$52,750	$80,000	$—	$—	$132,750
Due after one year through two years	—	—	—	—	—
Due after two years through three years	—	—	—	—	—
Due after three years through four years	—	—	—	—	—
Due after four years through five years	—	—	—	—	—
Thereafter	—	—	28,352	75,000	103,352
Total	$52,750	$80,000	$28,352	$75,000	$236,102

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock.  At June 30, 2022, and December 31, 2021, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021
Class A common stock – issued	20,163,989	20,077,059
Class A common stock – held in treasury	(4,057,171)	(3,316,944)
Class A common stock – outstanding	16,106,818	16,760,115
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”).  The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period.  ESPP compensation expense of $42 and $78 was recorded for the three and six month periods ended June 30, 2022.  ESPP compensation expense of $30 and $55 was recorded for the three and six month periods ended June 30, 2021.The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2020 to February 14, 2021	17,621	$13.68	$42
February 15, 2021 to August 14, 2021	16,034	20.50	58
August 15, 2021 to February 14, 2022	14,274	27.37	69

Treasury stock is stated at cost, determined by the first-in first-out method.

In September of 2020, the Company’s Board of Directors authorized the repurchase of up to 800,000 shares of the Company’s outstanding common stock, from time to time, beginning October 30, 2020, and concluding October 29, 2021.  The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.  Under this program, during the years ended December 31, 2021, and 2020, the Company repurchased a total of 679,557 shares of the Company’s outstanding common stock at an average price paid of $24.12 per share.

In September of 2021, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022.  The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice.  Under this program, during the year ended December 31, 2021, the Company repurchased a total of 132,873 shares of the Company’s outstanding common stock at an average price paid of $32.99 per share. During the six months ended June 30, 2022, the Company repurchased a total of 740,227 shares of the Company’s outstanding common stock at an average price paid of $31.89 per share.  At June 30, 2022, there are 126,900 shares remaining available for repurchase under the program.

Accumulated other comprehensive income (loss)

At June 30, 2022, and December 31, 2021, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of June 30, 2022, and December 31, 2021, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
June 30, 2022
Net unrealized or unamortized gains (losses)	$(102,353)	$(525)	$(102,878)
Tax effect	25,322	130	25,452
	$(77,031)	$(395)	$(77,426)
December 31, 2021
Net unrealized or unamortized gains (losses)	$2,427	$(58)	$2,369
Tax effect	(607)	14	$(593)
	$1,820	$(44)	$1,776

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements.  The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount.  Management believes as of June 30, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2022, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2022, and December 31, 2021, are presented in the table below.  Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2022
Total capital to risk weighted assets
Equity Bancshares, Inc.	$582,458	15.97%	$382,980	10.50%	$ N/A	N/A
Equity Bank	551,436	15.14%	382,540	10.50%	364,324	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	463,767	12.71%	310,031	8.50%	N/A	N/A
Equity Bank	505,843	13.88%	309,675	8.50%	291,459	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	440,679	12.08%	255,320	7.00%	N/A	N/A
Equity Bank	505,843	13.88%	255,027	7.00%	236,810	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	463,767	9.11%	203,674	4.00%	N/A	N/A
Equity Bank	505,843	9.94%	203,462	4.00%	254,328	5.00%
December 31, 2021
Total capital to risk weighted assets
Equity Bancshares, Inc.	$571,514	15.96%	$376,013	10.50%	$ N/A	N/A
Equity Bank	546,503	15.28%	375,646	10.50%	357,758	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	453,718	12.67%	304,391	8.50%	N/A	N/A
Equity Bank	501,711	14.02%	304,094	8.50%	286,206	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	430,794	12.03%	250,675	7.00%	N/A	N/A
Equity Bank	501,711	14.02%	250,430	7.00%	232,543	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	453,718	9.09%	199,563	4.00%	N/A	N/A
Equity Bank	501,711	10.07%	199,381	4.00%	249,226	5.00%

 Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six month periods ended June 30, 2022, and 2021.

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Basic:
Net income (loss) allocable to common stockholders	$15,259	$15,166	$30,909	$30,241
Weighted average common shares outstanding	16,106,643	14,355,310	16,426,098	14,405,370
Weighted average vested restricted stock units	40	1,648	2,437	4,958
Weighted average shares	16,106,683	14,356,958	16,428,535	14,410,328
Basic earnings (loss) per common share	$0.95	$1.06	$1.88	$2.10
Diluted:
Net income (loss) allocable to common stockholders	$15,259	$15,166	$30,909	$30,241
Weighted average common shares outstanding for:
Basic earnings per common share	16,106,683	14,356,958	16,428,535	14,410,328
Dilutive effects of the assumed exercise of stock options	95,010	207,322	98,886	188,083
Dilutive effects of the assumed vesting of restricted stock units	109,036	107,286	110,618	103,267
Dilutive effects of the assumed exercise of ESPP purchases	2,224	3,272	1,931	2,562
Average shares and dilutive potential common shares	16,312,953	14,674,838	16,639,970	14,704,240
Diluted earnings (loss) per common share	$0.94	$1.03	$1.86	$2.06

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table for the three and six month periods ended June 30, 2022, and 2021.

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Stock options	281,669	301,709	205,750	302,165
Restricted stock units	3,505	7,575	3,505	8,799
Total antidilutive shares	285,174	309,284	209,255	310,964

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of June 30, 2022, and December 31, 2021.

	June 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$111,393	$—
U.S. Treasury securities	238,565	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	558,472	—
Private label residential mortgage-backed securities	—	179,457	—
Corporate	—	55,043	—
Small Business Administration loan pools	—	14,311	—
State and political subdivisions	—	130,939	—
Derivative assets:
Derivative assets (included in other assets)	—	5,806	—
Cash collateral held by counterparty and netting adjustments	(2,112)	—	—
Total derivative assets	(2,112)	5,806	—
Other assets:
Equity securities with readily determinable fair value	573	—	—
Total other assets	573	—	—
Total assets	$237,026	$1,055,421	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,647	$—
Cash collateral held by counterparty and netting adjustments	50	—	—
Total derivative liabilities	50	3,647	—
Total liabilities	$50	$3,647	$—

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$123,407	$—
U.S. Treasury securities	155,602	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	664,887	—
Private label residential mortgage-backed securities	—	171,688	—
Corporate	—	53,777	—
Small Business Administration loan pools	—	16,475	—
State and political subdivisions	—	141,606	—
Derivative assets:
Derivative assets (included in other assets)	—	5,021	—
Cash collateral held by counterparty and netting adjustments	2,994	—	—
Total derivative assets	2,994	5,021	—
Other assets:
Equity securities with readily determinable fair value	644	—	—
Total other assets	644	—	—
Total assets	$159,240	$1,176,861	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,553	$—
Cash collateral held by counterparty and netting adjustments	(5,447)	—	—
Total derivative liabilities	(5,447)	5,553	—
Total liabilities	$(5,447)	$5,553	$—

There were no material transfers between levels during the six months ended June 30, 2022, or the year ended December 31, 2021.  The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of June 30, 2022, and December 31, 2021.

	June 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$1,848
Commercial and industrial	—	—	1,020
Residential real estate	—	—	2,185
Agricultural real estate	—	—	2,002
Other	—	—	2,319
Other real estate owned:
Commercial real estate	—	—	2,175
Residential real estate	—	—	48

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$5,201
Commercial and industrial	—	—	2,793
Residential real estate	—	—	3,758
Agricultural real estate	—	—	2,101
Other	—	—	4,068
Other real estate owned:
Commercial real estate	—	—	2,043
Residential real estate	—	—	191

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2022, or December 31, 2021.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved.  Appraisals may include the utilization of unobservable inputs, subjective factors and quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of June 30, 2022, and December 31, 2021.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
June 30, 2022
Individually evaluated real estate loans	$9,374	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 52% (28%)
Individually evaluated other real estate owned	$2,223	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 20% (12%)
December 31, 2021
Individually evaluated real estate loans	$17,921	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 31% (18%)
Individually evaluated other real estate owned	$2,234	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 20% (12%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for June 30, 2022, and December 31, 2021.

	June 30, 2022
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$103,584	$103,584	$103,584	$—	$—
Available-for-sale securities	1,288,180	1,288,180	238,565	1,049,615	—
Loans held for sale	1,714	1,714	—	1,714	—
Loans, net of allowance for credit losses	3,175,208	3,134,957	—	—	3,134,957
Federal Reserve Bank and Federal Home Loan Bank stock	21,479	21,479	—	21,479	—
Interest receivable	16,519	16,519	—	16,519	—
Derivative assets	5,806	5,806	—	5,806	—
Cash collateral held by derivative counterparty and netting adjustments	(2,112)	(2,112)	(2,112)	—	—
Total derivative assets	3,694	3,694	(2,112)	5,806	—
Equity securities with readily determinable fair value	573	573	573	—	—
Total assets	$4,610,951	$4,570,700	$340,610	$1,095,133	$3,134,957
Financial liabilities:
Deposits	$4,291,771	$4,284,337	$—	$4,284,337	$—
Federal funds purchased and retail repurchase agreements	52,750	52,750	—	52,750	—
Federal Home Loan Bank advances	80,000	80,000	—	80,000	—
Subordinated debentures	23,088	23,088	—	23,088	—
Subordinated notes	73,047	74,360	—	74,360	—
Contractual obligations	15,813	15,813	—	15,813	—
Interest payable	492	492	—	492	—
Derivative liabilities	3,647	3,647	—	3,647	—
Cash collateral held by derivative counterparty and netting adjustments	50	50	50	—	—
Total derivative liabilities	3,697	3,697	50	3,647	—
Total liabilities	$4,540,658	$4,534,537	$50	$4,534,487	$—

	December 31, 2021
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$259,954	$259,954	$259,954	$—	$—
Available-for-sale securities	1,327,442	1,327,442	155,601	1,171,841	—
Loans held for sale	4,214	4,214	—	4,214	—
Loans, net of allowance for credit losses	3,107,262	3,100,232	—	—	3,100,232
Federal Reserve Bank and Federal Home Loan Bank stock	17,510	17,510	—	17,510	—
Interest receivable	18,048	18,048	—	18,048	—
Derivative assets	5,021	5,021	—	5,021	—
Cash collateral held by derivative counterparty and netting adjustments	2,994	2,994	2,994	—	—
Total derivative assets	8,015	8,015	2,994	5,021	—
Equity securities with readily determinable fair value	644	644	644	—	—
Total assets	$4,743,089	$4,736,059	$419,193	$1,216,634	$3,100,232
Financial liabilities:
Deposits	$4,420,004	$4,421,441	$—	$4,421,441	$—
Federal funds purchased and retail repurchase agreements	56,006	56,006	—	56,006	—
Subordinated debentures	22,924	22,924	—	22,924	—
Subordinated notes	72,961	80,880	—	80,880	—
Contractual obligations	17,692	17,692	—	17,692	—
Interest payable	3,187	3,187	—	3,187	—
Derivative liabilities	5,553	5,553	—	5,553	—
Cash collateral held by derivative counterparty and netting adjustments	(5,447)	(5,447)	(5,447)	—	—
Total derivative liabilities	106	106	(5,447)	5,553	—
Total liabilities	$4,592,880	$4,602,236	$(5,447)	$4,607,683	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2022, and December 31, 2021, were as follows.

	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$89,350	$168,286	$101,923	$173,976
Mortgage loans in the process of origination	3,793	5,343	7,404	2,353
Unused lines of credit	114,878	344,260	106,291	317,249

The fixed rate loan commitments have interest rates ranging from 3.25% to 18.00% and maturities ranging from 1 month to 364 months.

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

The contractual amounts of standby letters of credit as of June 30, 2022, and December 31, 2021, were as follows.

	June 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$14,138	$9,617	$14,656	$5,799

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

Equity Bank is party to a lawsuit that was filed on January 28, 2022, in the Sedgwick County Kansas District Court on behalf of one of our customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action.  The Bank has filed a motion to dismiss this claim on its merits and on the grounds that the defendant must litigate any such claims in arbitration. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claim asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

Equity Bank is party to a lawsuit that was filed on February 2, 2022, in Jackson County, Missouri District Court against the Bank on behalf of a Missouri customer alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action.  The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claims now asserted.  At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income.  The following table presents the Company’s sources of non-interest income for the three and six month periods ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Non-interest income
Service charges and fees	$2,617	$2,169	$5,139	$3,765
Debit card income	2,810	2,679	5,438	5,029
Mortgage banking(a)	428	848	990	1,783
Increase in bank-owned life insurance(a)	736	676	1,601	1,277
Net gain (loss) on acquisition(a)	540	663	540	585
Net gain (loss) from securities transactions(a)	(32)	—	8	17
Other
Investment referral income	140	194	283	317
Trust income	264	336	557	496
Insurance sales commissions	47	46	113	106
Recovery on zero-basis purchased loans(a)	13	19	33	53
Income (loss) from equity method investments(a)	(56)	(56)	(111)	(111)
Other non-interest income related to loans and deposits	2,113	1,481	4,044	2,448
Other non-interest income not related to loans and deposits(a)	17	45	24	47
Total other non-interest income	2,538	2,065	4,943	3,356
Total	$9,637	$9,100	$18,659	$15,812
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS AND BRANCH SALES

At the close of business on October 1, 2021, the Company acquired the 100% of the outstanding common shares of American State Bancshares, Inc. (“ASBI”), based in Wichita, Kansas. Costs related to this acquisition during the three and six months ended June 30, 2022, were $87 and $274 ($65 and $206 on an after-tax basis).

At the close of business on December 3, 2021, the Company acquired the assets and assumed the deposits and certain other liabilities of three bank locations in St. Joseph, Missouri, from Security Bank of Kansas City, based in Kansas City Kansas (“Security”). Costs related to this acquisition during the three and six months ended June 30, 2022, were $1 and $137 ($0 and $102 on an after-tax basis).

At the close of business on October 25, 2021, the Company announced a definitive purchase and assumption agreement with United Bank & Trust in Marysville, Kansas, (“UBT”) with UBT acquiring certain assets and assuming deposits of bank locations in Concordia, Belleville and Clyde, Kansas from Equity Bank. This transaction was completed on June 24, 2022. The completed transaction resulted in a net gain of $540.

The following table summarizes the carrying value of assets and liabilities sold on June 24, 2022.
Summary of assets sold and liabilities
assumed by UBT:
Cash and due from banks	$508
Loans	26,110
Premises and equipment	1,225
Goodwill	1,364
Core deposit intangible	164
Other assets	391
Total assets sold	29,762
Deposits	52,714
Interest payable and other liabilities	19
Total liabilities assumed by UBT	52,733
Total net assets	(22,971)

Cash paid	22,431
Gain on Branch Sale	$(540)

The following tables present the carrying value of loans and deposits sold to UBT on June 24, 2022.
Commercial real estate	$793
Commercial and industrial	537
Residential real estate	521
Agricultural real estate	23,685
Consumer	574
Carry value of sold loans	$26,110

Demand	$15,817
Total non-interest-bearing deposits	15,817
Demand, savings and money markets	28,615
Time	8,282
Total interest-bearing deposits	36,897
Total deposits	$52,714

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

This discussion and analysis of our financial condition and results of operation includes the following sections:

•	Table containing selected financial data and ratios for the periods;
•	Overview – a general description of our business and financial highlights;
•	Critical Accounting Policies – a discussion of accounting policies that require critical estimates and assumptions;
•	Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;
•	Financial Condition – an analysis of our financial position;
•	Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•	Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$43,624	$42,652	$40,792	$42,446	$38,318
Interest expense	4,058	3,363	3,577	3,471	3,688
Net interest income	39,566	39,289	37,215	38,975	34,630
Provision (reversal) for credit losses	824	(412)	(2,125)	1,058	(1,657)
Net gain on acquisition and branch sales	540	—	—	—	663
Net gain (loss) from securities transactions	(32)	40	8	381	—
Other non-interest income	9,129	8,982	9,191	7,450	8,437
Loss on debt extinguishment	—	—	—	372	—
Merger expenses	88	323	4,562	4,015	460
Other non-interest expense	31,348	29,136	33,527	26,302	25,346
Income (loss) before income taxes	16,943	19,264	10,450	15,059	19,581
Provision for income taxes	1,684	3,614	(16)	3,286	4,415
Net income (loss)	15,259	15,650	10,466	11,773	15,166
Net income (loss) allocable to common stockholders	15,259	15,650	10,466	11,773	15,166
Basic earnings (loss) per share	$0.95	$0.94	$0.62	$0.82	$1.06
Diluted earnings (loss) per share	$0.94	$0.93	$0.61	$0.80	$1.03
Balance Sheet Data (at period end)
Cash and cash equivalents	$103,584	$90,050	$259,954	$142,318	$139,321
Available-for-sale securities	1,288,180	1,352,894	1,327,442	1,157,423	1,041,613
Loans held for sale	1,714	1,575	4,214	4,108	6,183
Gross loans held for investment	3,223,446	3,242,577	3,155,627	2,685,911	2,815,061
Allowance for credit losses	48,238	47,590	48,365	52,763	51,834
Loans held for investment, net of allowance for credit losses	3,175,208	3,194,987	3,107,262	2,633,148	2,763,227
Goodwill and core deposit intangibles, net	65,655	68,295	69,344	44,564	45,594
Mortgage servicing asset, net	226	251	276	—	—
Naming rights, net	1,065	1,076	1,087	1,098	1,109
Total assets	5,002,156	5,078,623	5,137,631	4,263,268	4,268,216
Total deposits	4,291,771	4,379,670	4,420,004	3,662,777	3,687,555
Borrowings	228,885	194,209	151,891	127,167	144,300
Total liabilities	4,574,041	4,626,608	4,637,000	3,845,519	3,855,221
Total stockholders’ equity	428,115	452,015	500,631	417,749	412,995
Tangible common equity*	361,169	382,393	429,924	372,087	366,292
Performance ratios
Return on average assets (ROAA) annualized	1.21%	1.24%	0.82%	1.09%	1.44%
Return on average equity (ROAE) annualized	13.99%	12.88%	7.37%	11.05%	15.06%
Return on average tangible common equity (ROATCE) annualized*	17.60%	15.85%	8.97%	13.27%	17.98%
Yield on loans annualized	4.59%	4.61%	4.36%	5.43%	4.75%
Cost of interest-bearing deposits annualized	0.28%	0.22%	0.25%	0.28%	0.31%
Net interest margin annualized	3.39%	3.38%	3.13%	3.86%	3.50%
Efficiency ratio*	64.38%	60.36%	72.25%	56.65%	58.85%
Non-interest income / average assets annualized	0.76%	0.72%	0.72%	0.73%	0.86%
Non-interest expense / average assets annualized	2.49%	2.34%	2.98%	2.85%	2.45%

Capital Ratios
Tier 1 Leverage Ratio	9.11%	9.07%	9.09%	9.02%	8.88%
Common Equity Tier 1 Capital Ratio	12.08%	11.81%	12.03%	12.39%	12.41%
Tier 1 Risk Based Capital Ratio	12.71%	12.43%	12.67%	12.90%	12.93%
Total Risk Based Capital Ratio	15.97%	15.66%	15.96%	16.63%	16.74%
Equity / Assets	8.56%	8.90%	9.74%	9.80%	9.68%
Tangible common equity to tangible assets*	7.32%	7.63%	8.48%	8.82%	8.68%
Dividend payout ratio	8.61%	8.58%	13.05%	9.96%	0.00%
Book value per share	$26.58	$27.47	$29.87	$29.08	$28.76
Tangible common book value per share*	$22.42	$23.24	$25.65	$25.90	$25.51
Tangible common book value per diluted share*	$22.17	$22.95	$25.22	$25.42	$24.98

* The value noted is considered a Non-GAAP financial measure.  For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 66 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma.  As of June 30, 2022, we had consolidated total assets of $5.00 billion, total loans held for investment, net of allowance, of $3.18 billion, total deposits of $4.29 billion, and total stockholders’ equity of $428.1 million.  During the three and six month periods ended June 30, 2022, the Company had net income of $15.3 million and $30.9 million.  The Company had net income of $15.2 million and $30.2 million for the three and six month periods ended June 30, 2021.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of June 30, 2022.  Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance.  Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors.  Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations.  Likewise, significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation.  Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective.  The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill:  Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets.  Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified.  Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired.  We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life.  For the quarter ended June 30, 2022, based on the improving market conditions and strong earnings performance by the Company, management has determined there was not evidence of a triggering event as of or during the period then ended.  Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended June 30, 2022, compared with three months ended June 30, 2021:  Net income and net income allocable to common stockholders for the three months ended June 30, 2022, was $15.3 million as compared to a net income and net income allocable to common stockholders of $15.2 million for the three months ended June 30, 2021, an increase of $100 thousand.  The increase during the three month period ended June 30, 2022, was largely due to an increase in loan interest income of $3.4 million, taxable securities interest income of $2.3 million. This increase was partially offset by an increase in non-interest expense of $5.6 million.

Six months ended June 30, 2022, compared with six months ended June 30, 2021: Net income and net income allocable to common stockholders for the six months ended June 30, 2022, was $30.9 million as compared to $30.2 million for the six months ended June 30, 2021, an increase of $668 thousand.  The increase during the six month period ended June 30, 2022, was primarily due to an increase in net interest income of $12.5 million and an increase in non-interest income of $2.8 million. This increase was partially offset by an increase in non-interest expense of $10.2 million when compared with the six months ended June 30, 2021.  The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

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

Three months ended June 30, 2022, compared with three months ended June 30, 2021:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2022, and 2021.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$588,126	$7,483	5.10%	$826,647	$11,729	5.69%
Commercial real estate	1,210,185	14,521	4.81%	991,033	11,433	4.63%
Real estate construction	384,317	4,297	4.48%	253,947	2,352	3.71%
Residential real estate	597,680	5,206	3.49%	465,525	4,642	4.00%
Agricultural real estate	202,038	2,643	5.25%	131,906	1,687	5.13%
Agricultural	134,826	1,533	4.56%	94,407	1,024	4.35%
Consumer	99,680	1,166	4.69%	89,680	943	4.22%
Total loans	3,216,852	36,849	4.59%	2,853,145	33,810	4.75%
Taxable securities	1,210,828	5,584	1.85%	887,983	3,523	1.59%
Nontaxable securities	108,271	678	2.51%	99,003	717	2.90%
Total Securities	1,319,099	6,262	1.90%	986,986	4,240	1.72%
Federal funds sold and other	140,016	513	1.47%	124,502	268	0.86%
Total interest-earning assets	4,675,967	43,624	3.74%	3,964,633	38,318	3.88%
Non-interest-earning assets:
Other real estate owned, net	9,570			10,466
Premises and equipment, net	102,772			90,720
Bank-owned life insurance	121,182			102,877
Goodwill, core deposit and other intangibles, net	68,978			47,334
Other non-interest-earning assets	89,217			15,409
Total assets	$5,067,686			$4,231,439
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,149,691	865	0.30%	$1,004,030	523	0.21%
Savings and money market	1,331,911	481	0.14%	1,064,289	372	0.14%
Demand, savings and money market	2,481,602	1,346	0.22%	2,068,319	895	0.17%
Certificates of deposit	630,698	837	0.53%	587,733	1,130	0.77%
Total interest-bearing deposits	3,112,300	2,183	0.28%	2,656,052	2,025	0.31%
FHLB term and line of credit advances	80,266	176	0.88%	37,656	80	0.86%
Subordinated debt	96,068	1,653	6.90%	87,841	1,557	7.11%
Other borrowings	61,728	46	0.30%	46,161	26	0.22%
Total interest-bearing liabilities	3,350,362	4,058	0.49%	2,827,710	3,688	0.52%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,227,896			968,898
Non-interest-bearing liabilities	51,945			30,792
Stockholders’ equity	437,483			404,039
Total liabilities and stockholders’ equity	$5,067,686			$4,231,439
Net interest income		$39,566			$34,630
Interest rate spread			3.25%			3.36%
Net interest margin(2)			3.39%			3.50%
Total cost of deposits, including non-interest bearing deposits	$4,340,196	$2,183	0.20%	$3,624,950	$2,025	0.22%
Average interest-earning assets to interest-bearing liabilities			139.57%			140.21%

(1)	Average loan balances include nonaccrual loans.
(2)	Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)	Tax exempt income is not included in the above table on a tax equivalent basis.
(4)

Actual unrounded values are used to calculate the reported yield or rate disclosed.  Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended June 30, 2022, and 2021.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2022, and 2021

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(3,127)	$(1,119)	$(4,246)
Commercial real estate	2,614	474	3,088
Real estate construction	1,386	559	1,945
Residential real estate	1,202	(638)	564
Agricultural real estate	917	39	956
Agricultural	457	52	509
Consumer	111	112	223
Total loans	3,560	(521)	3,039
Taxable securities	1,425	636	2,061
Nontaxable securities	63	(102)	(39)
Total securities	1,488	534	2,022
Federal funds sold and other	37	208	245
Total interest-earning assets	5,085	221	5,306
Interest-bearing liabilities:
Interest-bearing demand deposits	84	258	342
Savings and money market	96	13	109
Demand, savings and money market	180	271	451
Certificates of deposit	78	(371)	(293)
Total interest-bearing deposits	258	(100)	158
FHLB term and line of credit advances	93	3	96
Subordinated debt	143	(47)	96
Other borrowings	10	10	20
Total interest-bearing liabilities	504	(134)	370
Net Interest Income	$4,581	$355	$4,936

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

Interest income on interest-earning assets increased $5.3 million for the quarter ended June 30, 2022, as compared to the quarter ended June 30, 2021. Of this increase, $3.6 million and $1.5 million are attributable to increases in loan and taxable securities volume. Yield on loans decreased by 16 basis points and yield on total securities increased by 18 basis points for the quarter ended June 30, 2022, as compared to June 30, 2021. The decrease  in yield on loans from the three months ended June 30, 2022 was primarily due to the forgiveness of PPP loans and the resulting recognition of the unamortized fees on these loans during 2021.

There was a slight increase in interest expense on interest-bearing deposits primarily due to a general increase in the cost and volume of interest-bearing deposits, partially offset by a decrease in the cost of certificates of deposits from 0.77% to 0.53%, a 24 basis point decrease. The reduction is reflective of the Company’s continued efforts to attract and retain strong, low-cost deposit relationships, excess liquidity in the economy leading to higher carrying balances, and the depressed interest rate environment over the past year.

When compared to the quarter ended June 30, 2021, net interest margin decreased 11 basis points during the quarter ended June 30, 2022. Comparing the same periods, net interest spread decreased by 11 basis points to 3.25% from 3.36%, largely due to lower yield on interest-earning assets.

Six months ended June 30, 2022, compared with six months ended June 30, 2021:  The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six months ended June 30, 2022, and 2021.  The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$581,880	$15,244	5.28%	$814,895	$20,962	5.19%
Commercial real estate	1,200,212	27,972	4.70%	981,482	22,873	4.70%
Real estate construction	363,542	7,596	4.21%	254,807	4,531	3.59%
Residential real estate	615,035	10,872	3.56%	430,123	9,093	4.26%
Agricultural real estate	202,091	5,306	5.29%	136,366	3,384	5.00%
Agricultural	142,210	3,849	5.46%	94,596	2,062	4.40%
Consumer	101,409	2,316	4.60%	83,083	1,906	4.63%
Total loans	3,206,379	73,155	4.60%	2,795,352	64,811	4.68%
Taxable securities	1,248,178	10,975	1.77%	863,801	7,322	1.71%
Nontaxable securities	109,866	1,333	2.45%	103,529	1,441	2.81%
Total securities	1,358,044	12,308	1.83%	967,330	8,763	1.83%
Federal funds sold and other	131,148	813	1.25%	165,408	556	0.68%
Total interest-earning assets	4,695,571	86,276	3.71%	3,928,090	74,130	3.81%
Non-interest-earning assets:
Other real estate owned, net	9,596			10,792
Premises and equipment, net	103,230			90,266
Bank-owned life insurance	121,108			94,405
Goodwill, core deposit and other intangibles, net	69,576			47,852
Other non-interest-earning assets	88,709			16,432
Total assets	$5,087,790			$4,187,837
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,181,440	1,445	0.25%	$1,016,621	1,104	0.22%
Savings and money market	1,326,267	897	0.14%	1,057,037	761	0.15%
Demand, savings and money market	2,507,707	2,342	0.19%	2,073,658	1,865	0.18%
Certificates of deposit	630,189	1,563	0.50%	599,353	2,570	0.86%
Total interest-bearing deposits	3,137,896	3,905	0.25%	2,673,011	4,435	0.33%
FHLB term and line of credit advances	45,299	185	0.82%	23,911	145	1.22%
Federal Reserve Bank discount window	6	—	0.25%	5	—	0.25%
Subordinated debt	96,000	3,252	6.83%	87,778	3,113	7.15%
Other borrowings	57,989	79	0.27%	43,904	48	0.22%
Total interest-bearing liabilities	3,337,190	7,421	0.45%	2,828,609	7,741	0.55%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,228,949			928,407
Non-interest-bearing liabilities	56,722			30,959
Stockholders’ equity	464,929			399,862
Total liabilities and stockholders’ equity	$5,087,790			$4,187,837
Net interest income		$78,855			$66,389
Interest rate spread			3.26%			3.26%
Net interest margin(2)			3.39%			3.41%
Total cost of deposits, including non-interest bearing deposits	$4,366,845	$3,905	0.18%	$3,601,418	$4,435	0.25%
Average interest-earning assets to interest-bearing liabilities			140.70%			138.87%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates.  The following table analyzes the change in volume variances and yield/rate variances for the six month periods ended June 30, 2022, and 2021.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2022, and 2021

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(6,098)	$380	$(5,718)
Commercial real estate	5,098	1	5,099
Real estate construction	2,174	891	3,065
Residential real estate	3,446	(1,667)	1,779
Agricultural real estate	1,715	207	1,922
Agricultural	1,207	580	1,787
Consumer	418	(8)	410
Total loans	7,960	384	8,344
Taxable securities	3,370	283	3,653
Nontaxable securities	85	(193)	(108)
Total securities	3,455	90	3,545
Federal funds sold and other	(134)	391	257
Total interest-earning assets	11,281	865	12,146
Interest-bearing liabilities:
Interest-bearing demand deposits	192	149	341
Savings and money market	184	(48)	136
Demand, savings and money market	376	101	477
Certificates of deposit	126	(1,133)	(1,007)
Total interest-bearing deposits	502	(1,032)	(530)
FHLB term and line of credit advances	99	(59)	40
Subordinated debt	283	(144)	139
Other borrowings	17	14	31
Total interest-bearing liabilities	901	(1,221)	(320)
Net Interest Income	$10,380	$2,086	$12,466

Interest income on interest-earning assets increased $12.1 million for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. This increase in interest income is primarily due to increases in average loans and taxable securities volume, which can be attributed to $8.0 million and $3.4 million of the change in total interest income. Yield on loans decreased by 8 basis points while yield on total securities remained consistent at 1.83% from the six months ended June 30, 2021, to the six months ended June 30, 2022. The decrease  in yield on loans from the six months ended June 30, 2022 was primarily due to the forgiveness of PPP loans and the resulting recognition of the unamortized fees on these loans during 2021.

The cost of interest-bearing liabilities decreased $320 thousand for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021. Of this change, $1.2 million is attributable to decreases in rate, which was partially offset by an increase in interest expense of $901 thousand due to higher volume in interest-bearing liabilities. Interest-bearing deposits were responsible for $530 thousand of the decrease in interest expense, which was partially offset by an increase in the cost of subordinated borrowings of $139 thousand. Total cost of interest-bearing liabilities decreased by 10 basis points from the six months ended June 30, 2021, to the six months ended June 30, 2022.

When compared to the quarter ended June 30, 2021, net interest margin decreased 2 basis points during the quarter ended June 30, 2022. This is due to higher interest income, due to increased volume, offset by an increase in average stockholder’s equity. Comparing the same periods, net interest spread remained constant at 3.26%.

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

Three months ended June 30, 2022, compared with three months ended June 30, 2021:  During the three months ended June 30, 2022, there was a provision for credit losses of $824 thousand compared to a reversal of provision for credit losses of $1.7 million during the three months ended June 30, 2021. The provision for the second quarter of 2022 was due to an increase in general reserves, driven by slowing prepayment speeds, and the perceived risk associated with current economic environment, including significant inflation, supply chain concerns, and impact of monetary policy on the economy. The reversal of provision for credit losses in the quarter ended June 30, 2021, is attributed primarily to a decrease in specific reserves on loans individually assessed for impairment. Net charge-offs for the three months ended June 30, 2022, were $176 thousand compared to net charge-offs of $567 thousand for the three months ended June 30, 2021.  For the three months ended June 30, 2022, gross charge-offs were $382 thousand, offset by gross recoveries of $206 thousand. In comparison, gross charge-offs were $713 thousand for the three months ended June 30, 2021, offset by gross recoveries of $146 thousand.

Six months ended June 30, 2022, compared with six months ended June 30, 2021:  During the six months ended June 30, 2022, there was a provision of $412 thousand compared to a provision reversal of $7.4 million for the six months ended June 30, 2021. The increase in provision for the six months ending June 30, 2022, was largely due to the perceived economic risk due to recent periods of inflation, geopolitical uncertainty, and impacts of monetary policy.  The large reversal of provision in the six months ended June 30, 2021, was primarily due to improvements in economic inputs to the CECL model at that time, along with improvements in historical loss experience.  Net charge-offs for the six months ended June 30, 2022, were $539 thousand compared to net charge-offs of $632 thousand for the six months ended June 30, 2021.  For the six months ended June 30, 2022, gross charge-offs were $916 thousand, offset by gross recoveries of $377 thousand. In comparison, gross charge-offs were $1.0 million for the six months ended June 30, 2021, offset by gross recoveries of $372 thousand.

Non-Interest Income

Three months ended June 30, 2022, compared with three months ended June 30, 2021:  The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, and increases in the value of bank-owned life insurance.  Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2022, and 2021.

Non-Interest Income

For the Three Months Ended June 30,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Service charges and fees	$2,617	$2,169	$448	20.7%
Debit card income	2,810	2,679	131	4.9%
Mortgage banking	428	848	(420)	(49.5)%
Increase in value of bank-owned life insurance	736	676	60	8.9%
Other
Investment referral income	140	194	(54)	(27.8)%
Trust income	264	336	(72)	(21.4)%
Insurance sales commissions	48	46	2	4.3%
Recovery on zero-basis purchased loans	13	19	(6)	(31.6)%
Income (loss) from equity method investments	(56)	(56)	—	—%
Other non-interest income	2,129	1,526	603	39.5%
Total other	2,538	2,065	473	22.9%
Subtotal	9,129	8,437	692	8.2%
Net gain (loss) on acquisition and branch sales	540	663	(123)	(18.6)%
Net gain (loss) from securities transactions	(32)	—	(32)	(100.0)%
Total non-interest income	$9,637	$9,100	$537	5.9%

Six months ended June 30, 2022, compared with six months ended June 30, 2021:  Other non-interest income increased $537 thousand during the three months ended June 30, 2022, as compared to the same period in 2021.  The increase is largely attributable to increases in other non-interest income of $603 thousand and service charges and fees of $448 thousand. Included in service charges and fees were increases in non-sufficient funds fees of $422 thousand, with the remaining increase primarily from service charges.  The decrease in mortgage banking income is due to decreased activity in held for sale mortgage activity.  Included in other non-interest income were increases in credit card fees of $124 thousand and increases in derivatives not designated as hedging relationships of $572 thousand, offset by decreases in loan repurchase obligation reversal of $178 thousand.

During the quarter, management’s continued focus on relationship development and provision of value to our customer base, resulted in a comparative increase in service charges and fees, debit card income, and trust income through increasing product adoption and utilization.

The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2022, and 2021.

Non-Interest Income

For the Six Months Ended June 30,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Service charges and fees	$5,139	$3,765	$1,374	36.5%
Debit card income	5,438	5,029	409	8.1%
Mortgage banking	990	1,783	(793)	(44.5)%
Increase in value of bank-owned life insurance	1,601	1,277	324	25.4%
Other
Investment referral income	283	317	(34)	(10.7)%
Trust income	557	496	61	12.3%
Insurance sales commissions	113	106	7	6.6%
Recovery on zero-basis purchased loans	33	53	(20)	(37.7)%
Income from equity method investments	(111)	(111)	—	—%
Other non-interest income	4,068	2,495	1,573	63.0%
Total other	4,943	3,356	1,587	47.3%
Subtotal	18,111	15,210	2,901	19.1%
Net gain (loss) on acquisition and branch sales	540	585	(45)	(7.7)%
Net gain (loss) from securities transactions	8	17	(9)	(52.9)%
Total non-interest income	$18,659	$15,812	$2,847	18.0%

Total non-interest income increased $2.8 million during the six months ended June 30, 2022, as compared to the same period in 2021.  The increase is largely attributable to increases in other non-interest income of $1.6 million and services charges and fees of $1.4 million. Included in service charges and fees were increases in non-sufficient funds fees of $813 thousand and statement fees of $157 thousand, with the remaining increase primarily from service charges.  The decrease in mortgage banking income is due to decreased activity in held for sale mortgage activity.  Included in other non-interest income were increases in credit card fees of $259 thousand, loan repurchase obligation reversal of $324 thousand, and increases in derivatives not designated as hedging relationships of $838 thousand.

Non-Interest Expense

Three months ended June 30, 2022, compared with three months ended June 30, 2021:  For the three months ended June 30, 2022, non-interest expense totaled $31.4 million, an increase of $5.6 million, when compared to the three months ended June 30, 2021.  Changes in the various components of non-interest expense for the three months ended June 30, 2022, and 2021, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended June 30,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Salaries and employee benefits	$15,383	$12,769	$2,614	20.5%
Net occupancy and equipment	3,007	2,327	680	29.2%
Data processing	3,642	3,474	168	4.8%
Professional fees	1,111	999	112	11.2%
Advertising and business development	972	799	173	21.7%
Telecommunications	442	512	(70)	(13.7)%
FDIC insurance	260	425	(165)	(38.8)%
Courier and postage	489	327	162	49.5%
Free nationwide ATM cost	541	513	28	5.5%
Amortization of core deposit intangible	1,111	1,030	81	7.9%
Loan expense	207	181	26	14.4%
Other real estate owned	14	(468)	482	(103.0)%
Other	4,169	2,458	1,711	69.6%
Subtotal	31,348	25,346	6,002	23.7%
Merger expenses	88	460	(372)	(80.9)%
Total non-interest expense	$31,436	$25,806	$5,630	21.8%

Salaries and employee benefits:  There was a $2.6 million increase in salaries for the period ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to the addition of staff related to the ASBI acquisition in October 2021 and the Security acquisition in December 2021.

Net occupancy and equipment:  Net occupancy and equipment costs increased $680 thousand for the period ended June 30, 2022, as compared to the same period in 2021. The increase is primarily due to $117 thousand in building maintenance, $99 thousand in real-estate taxes, and $78 thousand in utilities. Increased occupancy expenses are due to additional locations from the ASBI acquisition in October 2021 and the Security acquisition in December 2021.

Other:  Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments.  Overall, in the other expense category, there was a net $1.7 million increase, or 69.6%, between the quarters ending June 30, 2022, and 2021.

Six months ended June 30, 2022, compared with six months ended June 30, 2021:  For the six months ended June 30, 2022, non-interest expense totaled $60.9 million, an increase of $10.2 million, when compared to the six months ended June 30, 2021.  Changes in the various components of non-interest expense for the six months ended June 30, 2022, and 2021, are discussed in more detail in the following table.

Non-Interest Expense

For the Six Months Ended June 30,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Salaries and employee benefits	$30,451	$25,491	$4,960	19.5%
Net occupancy and equipment	6,177	4,695	1,482	31.6%
Data processing	7,411	6,137	1,274	20.8%
Professional fees	2,282	2,072	210	10.1%
Advertising and business development	1,948	1,481	467	31.5%
Telecommunications	912	1,092	(180)	(16.5)%
FDIC insurance	440	840	(400)	(47.6)%
Courier and postage	912	696	216	31.0%
Free nationwide ATM cost	1,042	985	57	5.8%
Amortization of core deposit intangibles	2,161	2,064	97	4.7%
Loan expense	392	419	(27)	(6.4)%
Other real estate owned	13	(463)	476	(102.8)%
Other	6,343	4,566	1,777	38.9%
Sub-Total	60,484	50,075	10,409	20.8%
Merger expenses	411	612	(201)	(32.8)%
Total non-interest expense	$60,895	$50,687	$10,208	20.1%

Salaries and employee benefits:  There was a $5.0 million increase in salaries for the six month periods ended June 30, 2022, as compared to the same period in 2021. The increase was primarily due to the addition of staff related to the ASBI acquisition in October 2021 and the Security acquisition in December 2021.

Net occupancy and equipment:  Net occupancy and equipment costs increased $1.5 million for the six month periods ended June 30, 2022, as compared to the same period in 2021.  Increased occupancy expenses are due to additional locations from the ASBI acquisition in October 2021 and the Security acquisition in December 2021.

Data processing:  Data processing costs increased $1.3 million for the six month periods ended June 30, 2022, as compared to the same period in 2021. The increase was due to software licenses of $468 thousand, processing expenses of $535 thousand, and card processing expenses of $262 thousand.

Other:  Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments.  Overall, in the other expense, category there was a net $1.8 million increase, or 38.9%, between the six month periods ending June 30, 2022, and 2021. The increase is largely due to losses from limited partnerships entered into for tax credits of $1.4 million, partially offset by a $869 thousand reversal of provision for unfunded commitments for the six months ended June 30, 2022.

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

The efficiency ratio was 64.4% for the three months ended June 30, 2022, compared with 58.9% for the three months ended June 30, 2021.  The increase was primarily due to an increase in non-interest expense, partially offset by increases in net interest income and non-interest income.

The efficiency ratio was 62.4% for the six months ended June 30, 2022, compared with 61.4% for the six months ended June 30, 2021.  The increase was primarily due to an increase in non-interest expense, partially offset by increases in net interest income and non-interest income.

Income Taxes

In general, the Company records income tax expense each quarter based on its estimate as to the full year’s effective tax rate which includes, in addition to statutory rates, estimated amounts for tax-exempt interest income, non-taxable life insurance income, non-deductible executive compensation, valuation allowance on deferred assets, other non-deductible expense, and federal & state income tax credits anticipated to be available in proportion to anticipated annual income before income taxes. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits or shortfalls with respect to share-based compensation, changes in tax law, and non-deductible merger expense.

Three months ended June 30, 2022, compared with three months ended June 30, 2021: The effective income tax rate for the three month period ended June 30, 2022, was 9.9% as compared to 22.6% for the three month period ended June 30, 2021. Income tax expense for the three month period ended June 30, 2022, includes $29 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $2.6 million of benefit related to the recognition of federal tax credits.

Six months ended June 30, 2022, compared with six months ended June 30, 2021: The effective income tax rate for the six month period ended June 30, 2022, was 14.6% as compared to 22.3% for the six month period ended June 30, 2021. Income tax expense for the six month period ended June 30, 2022, includes $125 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $3.5 million of benefit related to the recognition of federal tax credits.

Financial Condition

Total assets decreased $135 thousand from December 31, 2021, to $5.00 billion at June 30, 2022.  This variance was primarily due to decreases of $156.0 million in cash and due from banks and $39.3 million in securities, partially offset by an increase of $67.9 million of loans, net of allowance for credit losses. Total liabilities decreased $63.0 million to $4.57 billion at June 30, 2022.  The change in total liabilities is mostly due to a decline in total deposits of $128.2 million and a $9.8 million reduction in interest payable and other liabilities, partially offset by an additional $80.0 million in Federal Home Loan Bank advances. Total stockholders’ equity decreased $72.5 million from $500.6 million at December 31, 2021, to $428.1 million at June 30, 2022, principally due to unrealized holding losses, net of tax, in the investment securities portfolio.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	June 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$578,899	18.0%	$567,497	18.0%	$11,402	2.0%
Real estate loans:
Commercial real estate	1,643,068	51.0%	1,486,148	47.1%	156,920	10.6%
Residential real estate	578,936	18.0%	638,087	20.2%	(59,151)	(9.3)%
Agricultural real estate	197,938	6.1%	198,330	6.3%	(392)	(0.2)%
Total real estate loans	2,419,942	75.1%	2,322,565	73.6%	97,377	4.2%
Agricultural	124,753	3.9%	166,975	5.3%	(42,222)	(25.3)%
Consumer	99,852	3.0%	98,590	3.1%	1,262	1.3%
Total loans held for investment	$3,223,446	100.0%	$3,155,627	100.0%	$67,819	2.1%
Total loans held for sale	$1,714	100.0%	$4,214	100.0%	$(2,500)	(59.3)%
Total loans held for investment (net of allowances)	$3,175,208	100.0%	$3,107,262	100.0%	$67,946	2.2%

Our commercial loan portfolio consists of various types of loans, most of which are generally made to borrowers located in the Wichita, Kansas City, and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri, and Oklahoma.  Most of our loan portfolio consists of commercial and industrial and commercial real estate loans, and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economies in which they operate.

At June 30, 2022, gross total loans, including loans held for sale, were 75.2% of deposits and 64.5% of total assets.  At December 31, 2021, gross total loans, including loans held for sale, were 71.5% of deposits and 61.5% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2022, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2022
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$168,194	$319,528	$86,779	$4,398	$578,899
Real Estate:
Commercial real estate	341,452	905,751	329,682	66,183	1,643,068
Residential real estate	2,820	10,575	119,555	445,986	578,936
Agricultural real estate	59,387	94,251	35,890	8,410	197,938
Total real estate	403,659	1,010,577	485,127	520,579	2,419,942
Agricultural	82,978	32,937	4,230	4,608	124,753
Consumer	33,599	42,060	21,278	2,915	99,852
Total	$688,430	$1,405,102	$597,414	$532,500	$3,223,446
Loans with a predetermined fixed interest rate	$279,364	$820,528	$205,989	$317,958	$1,623,839
Loans with an adjustable/floating interest rate	409,066	584,574	391,425	214,542	1,599,607
Total	$688,430	$1,405,102	$597,414	$532,500	$3,223,446

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$18,860	$29,361
Accruing loans 90 or more days past due	386	256
OREO acquired through foreclosure, net	8,838	7,582
Other repossessed assets	8,888	28,799
Total nonperforming assets	$36,972	$65,998
Ratios:
Nonperforming assets to total assets	0.74%	1.28%
Nonperforming assets to total loans plus OREO and repossessed assets	1.14%	2.07%

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

The nonperforming loans at June 30, 2022, consisted of 165 separate credits and 127 separate borrowers.  We had 6 non-performing loan relationships, totaling $8.9 million, with an outstanding balance in excess of $1.0 million as of June 30, 2022.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties.  Potential problem loans are assigned a grade of special mention or substandard.  At June 30, 2022, the Company had $29.0 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $32.6 million at December 31, 2021.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
June 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$22,665	$13,209	$6,818	$1,007	$2,289	$2,250	$48,238
Total loans outstanding (1)	1,643,068	578,899	578,936	197,938	124,753	99,852	3,223,446
Net (charge-offs) recoveries QTD	(10)	45	(12)	-	(1)	(198)	(176)
Net (charge-offs) recoveries YTD	(232)	39	(14)	7	(1)	(338)	(539)
Average loan balance (1) QTD	1,594,502	588,126	595,575	202,038	134,826	99,680	3,214,747
Average loan balance (1) YTD	1,563,754	581,880	612,886	202,091	142,210	101,409	3,204,230
Non-accrual loan balance	5,104	3,351	2,903	3,478	3,757	267	18,860
Loans to total loans outstanding	51.0%	18.0%	18.0%	6.1%	3.9%	3.1%	100.0%
ACL to total loans	1.4%	2.3%	1.2%	0.5%	1.8%	2.3%	1.5%
Net charge-offs to average loans QTD	—%	—%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	—%	—%	—%	—%	(0.3)%	—%
Non-accrual loans to total loans	0.3%	0.6%	0.5%	1.8%	3.0%	0.3%	0.6%
ACL to non-accrual loans	444.1%	394.2%	234.9%	29.0%	60.9%	842.7%	255.8%

June 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$15,225	$18,690	$9,808	$847	$4,695	$2,569	$51,834
Total loans outstanding (1)	1,261,214	732,126	503,110	129,020	97,912	91,679	2,815,061
Net (charge-offs) recoveries QTD	-	(7)	1	(472)	-	(89)	(567)
Net (charge-offs) recoveries YTD	74	9	(7)	(484)	3	(227)	(632)
Average loan balance (1) QTD	1,244,980	826,647	458,870	131,906	94,407	89,680	2,846,490
Average loan balance (1) YTD	1,236,289	814,895	421,617	136,366	94,596	83,083	2,786,846
Non-accrual loan balance	8,042	29,510	2,647	6,535	9,843	231	56,808
Loans to total loans outstanding	44.8%	26.0%	17.9%	4.6%	3.5%	3.3%	100.0%
ACL to total loans	1.2%	2.6%	1.9%	0.7%	4.8%	2.8%	1.8%
Net charge-offs to average loans QTD	—%	—%	—%	(0.4)%	—%	(0.1)%	—%
Net charge-offs to average loans YTD	—%	—%	—%	(0.4)%	—%	(0.3)%	—%
Non-accrual loans to total loans	0.6%	4.0%	0.5%	5.1%	10.1%	0.3%	2.0%
ACL to non-accrual loans	189.3%	63.3%	370.5%	13.0%	47.7%	1112.1%	91.2%

(1)Excluding loans held for sale.

Management believes that the allowance for credit losses at June 30, 2022, was adequate to cover current expected credit losses in the loan portfolio as of such date.  There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2022.

The allowance for credit losses on loans measured on a collective basis totaled $43.0 million, or 1.34% of the $3.20 billion in loans measured on a collective basis at June 30, 2022, compared to an allowance for credit losses of $34.3 million, or 1.12%, of the $3.06 billion in loans measured on a collective basis at December 31, 2021.  The total reserve percentage held constant at 1.5% from December 31, 2021, to June 30, 2022.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements.  At June 30, 2022, securities represented 25.8% of total assets, staying consistent with 25.8% at December 31, 2021.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	June 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$123,550	$111,392	$124,898	$123,407
U.S. Treasury securities	257,329	238,566	157,289	155,602
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	599,868	558,472	661,584	664,887
Private label residential mortgage-backed securities	198,447	179,457	173,717	171,688
Corporate	56,598	55,043	52,555	53,777
Small Business Administration loan pools	14,864	14,311	16,568	16,475
State and political subdivisions	139,877	130,939	138,404	141,606
Total available-for-sale securities	$1,390,533	$1,288,180	$1,325,015	$1,327,442

At June 30, 2022, and December 31, 2021, we did not own any securities classified as held-to-maturity.

At June 30, 2022, and December 31, 2021, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2022, and December 31, 2021.  Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Available-for-sale securities are shown at fair value.

	June 30, 2022
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$48,855	0.72%	$55,719	1.49%	$6,819	1.89%	$111,393	1.18%
U.S. Treasury securities	—	—%	158,534	1.21%	80,031	1.15%	—	—%	238,565	1.19%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	72,474	1.44%	193,430	1.79%	292,568	2.35%	558,472	2.04%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	179,457	2.11%	179,457	2.11%
Corporate	—	—%	17,927	4.44%	37,116	4.29%	—	—%	55,043	4.34%
Small Business Administration loan pools	—	—%	—	—%	9,127	1.20%	5,184	1.76%	14,311	1.41%
State and political subdivisions(1)	6,978	2.61%	18,902	2.45%	43,110	2.23%	61,949	2.47%	130,939	2.39%
Total available-for-sale securities	6,978	2.61%	316,692	1.44%	418,533	1.88%	545,977	2.28%	1,288,180	1.94%
Total debt securities	$6,978	2.61%	$316,692	1.44%	$418,533	1.88%	$545,977	2.28%	$1,288,180	1.94%
(1)	The calculated yield is not presented on a tax equivalent basis.

	December 31, 2021
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$1,001	2.78%	$29,524	0.50%	$84,810	1.37%	$8,072	1.89%	$123,407	1.21%
U.S. Treasury securities	—	—%	48,008	1.14%	107,594	1.10%	—	—%	155,602	1.11%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	69,734	1.35%	211,965	1.65%	383,188	2.05%	664,887	1.85%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	171,688	1.62%	171,688	1.62%
Corporate	—	—%	—	—%	53,777	4.18%	—	—%	53,777	4.18%
Small Business Administration loan pools	—	—%	—	—%	9,669	0.93%	6,806	1.76%	16,475	1.27%
State and political subdivisions(1)	7,259	2.60%	21,038	2.43%	44,640	2.26%	68,669	2.36%	141,606	2.35%
Total available-for-sale securities	8,260	2.62%	168,304	1.28%	512,455	1.79%	638,423	1.96%	1,327,442	1.81%
Total debt securities	$8,260	2.62%	$168,304	1.28%	$512,455	1.79%	$638,423	1.96%	$1,327,442	1.81%
(1)	The calculated yield is not presented on a tax equivalent basis.

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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time.  Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives.  At June 30, 2022, and December 31, 2021, 64.0% and 66.3% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.2 years and 4.4 years and a modified duration of 4.5 years and 4.1 years.

Goodwill Impairment Assessment

At June 30, 2022, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired.

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

The following table shows our composition of deposits at June 30, 2022, and December 31, 2021.

Composition of Deposits

	June 30, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,194,863	27.8%	$1,244,117	28.1%
Interest-bearing demand and NOW accounts	1,112,659	25.9%	1,202,408	27.2%
Savings and money market	1,332,886	31.1%	1,319,881	29.9%
Time	651,363	15.2%	653,598	14.8%
Total deposits	$4,291,771	100.0%	$4,420,004	100.0%

Total deposits at June 30, 2022, were $4.29 billion, a decrease of $128.2 million, or 2.9%, compared to total deposits of $4.42 billion at December 31, 2021.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021
Interest-bearing demand
Reciprocal	$240,814	$308,374
Total interest-bearing demand	240,814	308,374
Savings and money market
Reciprocal	11,389	52,173
Total savings and money market	11,389	52,173
Time
Reciprocal	17,635	2,969
Non-reciprocal brokered	81,000	10,000
Total time	98,635	12,969
Total reciprocal and brokered deposits	$350,838	$373,516

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of June 30, 2022, and December 31, 2021.

	June 30, 2022	December 31, 2021	Change	%
	(Dollars in thousands)
3 months or less	$72,434	$88,969	$(16,535)	(18.6)%
Over 3 through 6 months	18,861	115,063	(96,202)	(83.6)%
Over 6 through 12 months	45,268	14,047	31,221	222.3%
Over 12 months	31,036	15,381	15,655	101.8%
Total Time Deposits	$167,599	$233,460	$(65,861)	(28.2)%

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

During the six months ended June 30, 2022, and 2021, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing investment and loan portfolios.  Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and the Federal Reserve discount window.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities.  Average loans were $3.21 billion for the six months ended June 30, 2022, an increase of 11.3% over the December 31, 2021, average balance.  Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth.  Our securities portfolio has a weighted average life of 5.3 years and a modified duration of 4.7 years at June 30, 2022.

Cash and cash equivalents were $103.6 million at June 30, 2022, a decrease of $156.4 million from the $260.0 million cash and cash equivalents at December 31, 2021.  The decrease in cash and cash equivalents is driven primarily by $173.1 million net cash used in investing activities and $26.4 million used in financing activities, partially offset by $43.1 million provided by operating activities.  Cash and cash equivalents at January 1, 2022, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities and FHLB borrowings during the first six months of 2022 were used to originate or purchase loans and to purchase investment securities.  We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2022, and December 31, 2021, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver.  As of June 30, 2022, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action.  To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios.  For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements.  There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	As of the period ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
		(Dollars in thousands, except per share data)
Total stockholders’ equity	$428,115	$452,015	$500,631	$417,749	$412,995
Less: goodwill	53,101	54,465	54,465	31,601	31,601
Less: core deposit intangibles, net	12,554	13,830	14,879	12,963	13,993
Less: mortgage servicing asset, net	226	251	276	—	—
Less: naming rights, net	1,065	1,076	1,087	1,098	1,109
Tangible common equity	$361,169	$382,393	$429,924	$372,087	$366,292
Common shares issued at period end	16,106,818	16,454,966	16,760,115	14,365,785	14,360,172
Diluted common shares outstanding at period end	16,289,635	16,662,779	17,050,115	14,637,306	14,664,603
Book value per common share	$26.58	$27.47	$29.87	$29.08	$28.76
Tangible book value per common share	$22.42	$23.24	$25.65	$25.90	$25.51
Tangible book value per diluted common share	$22.17	$22.95	$25.22	$25.42	$24.98

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

	As of the period ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
		(Dollars in thousands)
Total stockholders’ equity	$428,115	$452,015	$500,631	$417,749	$412,995
Less: goodwill	53,101	54,465	54,465	31,601	31,601
Less: core deposit intangibles, net	12,554	13,830	14,879	12,963	13,993
Less: mortgage servicing asset, net	226	251	276	—	—
Less: naming rights, net	1,065	1,076	1,087	1,098	1,109
Tangible common equity	$361,169	$382,393	$429,924	$372,087	$366,292
Total assets	$5,002,156	$5,078,623	$5,137,631	$4,263,268	$4,268,216
Less: goodwill	53,101	54,465	54,465	31,601	31,601
Less: core deposit intangibles, net	12,554	13,830	14,879	12,963	13,993
Less: mortgage servicing asset, net	226	251	276	—	—
Less: naming rights, net	1,065	1,076	1,087	1,098	1,109
Tangible assets	$4,935,210	$5,009,001	$5,066,924	$4,217,606	$4,221,513
Equity to assets	8.56%	8.90%	9.74%	9.80%	9.68%
Tangible common equity to tangible assets	7.32%	7.63%	8.48%	8.82%	8.68%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
		(Dollars in thousands)
Total average stockholders’ equity	$437,483	$492,599	$563,046	$422,879	$404,039
Less: average intangible assets	68,978	70,181	61,186	46,335	47,334
Average tangible common equity	$368,505	$422,418	$501,860	$376,544	$356,705
Net income (loss) allocable to common stockholders	$15,259	$15,650	$10,466	$11,773	$15,166
Amortization of intangible assets	1,148	1,085	1,116	1,040	1,041
Less: tax effect	241	228	234	218	219
Adjusted net income allocable to common stockholders	$16,166	$16,507	$11,348	$12,595	$15,988
Return on total average stockholders’ equity (ROAE) annualized	13.99%	12.88%	7.37%	11.05%	15.06%
Return on average tangible common equity (ROATCE) annualized	17.60%	15.85%	8.97%	13.27%	17.98%

Efficiency Ratio:  The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions.  We calculate the efficiency ratio by dividing non-interest expense, excluding merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gain on acquisition and branch sales, and net gain (loss) from securities transactions.  The GAAP-based efficiency ratio is non-interest expense divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses and net gain (loss) from securities transactions.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
		(Dollars in thousands)
Non-interest expense	$31,436	$29,459	$38,089	$30,689	$25,806
Less: loss on debt extinguishment	—	—	—	372	—
Less: merger expense	88	323	4,562	4,015	460
Non-interest expense, excluding loss on debt extinguishment and merger expense	$31,348	$29,136	$33,527	$26,302	$25,346
Net interest income	$39,566	$39,289	$37,215	$38,975	$34,630
Non-interest income	$9,637	$9,022	$9,199	$7,831	$9,100
Less: net gain on acquisition and branch sales	540	—	—	—	663
Less: net gain (loss) from securities transactions	(32)	40	8	381	—
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$9,129	$8,982	$9,191	$7,450	$8,437
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$48,695	$48,271	$46,406	$46,425	$43,067
Non-interest expense to net interest income plus non-interest income	63.89%	60.98%	82.06%	65.57%	59.01%
Efficiency Ratio	64.38%	60.36%	72.25%	56.65%	58.85%

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

Our exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of certain members of senior management, in accordance with policies approved by the Board of Directors.  ALCO formulates strategies based on appropriate levels of interest rate risk.  In determining the appropriate level of interest rate risk, ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors.  ALCO meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, securities purchased and sale activities, commitments to originate loans and the maturities of investment securities and borrowings.  Additionally, ALCO reviews liquidity, projected cash flows, maturities of deposits and consumer and commercial deposit activity.

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

The change in the impact of net interest income from the base case for June 30, 2022, and December 31, 2021, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.  The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the assumed migration of non-term deposit liabilities to higher rate term deposits; the level of fixed rate investments and loans receivable that will not reprice to higher rates; advances; the variable rate subordinated debentures and the non-term deposits that are assumed not to migrate to term deposits that are variable rate and will reprice to the higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates.  These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage-backed securities, assumed prepayment of existing fixed rate loans receivable, the downward pricing of variable rate loans receivable, the constraint of the shock on non-term deposits and the level of term deposit repricing.  Our mortgage-backed security portfolio is primarily comprised of fixed rate investments and as rates decrease, the level of prepayments is assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates.  Similar to our mortgage-backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates.  The level of downward shock on the non-term deposits is constrained to limit the downward shock to a non-zero rate which results in a minimal reduction in the average rate paid.  Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity.  These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for June 30, 2022, and December 31, 2021, is due to being in a liability sensitive position and the level of convexity in pre-payable assets.  Generally, with a liability sensitive position, as interest rates increase, the value of assets decrease faster than the value of liabilities and as interest rates decrease, the value of assets increase at a faster rate than liabilities.  However, due to the level of convexity in fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario.  In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits.  At June 30, 2022, non-interest-bearing deposits were approximately $49.3 million or 4.0% lower than that deposit type at December 31, 2021.  Substantially all investments and approximately 50.4% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase.  The prepaid principal is assumed to reprice at the assumed current rates resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2022	December 31, 2021
+300 basis points	(4.4)%	(4.4)%
+200 basis points	(2.7)%	(2.4)%
+100 basis points	(1.2)%	(1.0)%
0 basis points	—	—
-100 basis points	(3.6)%	(4.4)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2022	December 31, 2021
+300 basis points	(14.0)%	(2.8)%
+200 basis points	(8.9)%	0.7%
+100 basis points	(4.6)%	2.7%
0 basis points	—	—
-100 basis points	0.5%	(14.8)%

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

The following table presents shares that have been repurchased under the program during the second quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2022 through April 30, 2022	178,581	$31.57	178,581	304,163
May 1, 2022 through May 31, 2022	177,263	$31.50	177,263	126,900
June 1, 2022 through June 30, 2022	—	$—	—	126,900
Total	355,844	$31.54	355,844	126,900

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

Equity Bancshares, Inc.

August 8, 2022	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 8, 2022	By:	/s/ Eric R. Newell
Date		Eric R. Newell
Executive Vice President and Chief Financial Officer