Form 10-Q
period 2022-09-30
EQUITY BANCSHARES INC
filed 2022-11-08
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 15,938,074 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2022, and December 31, 2021

(Dollar amounts in thousands)

	(Unaudited) September 30,	December 31,
	2022	2021
ASSETS
Cash and due from banks	$155,039	$259,131
Federal funds sold	374	823
Cash and cash equivalents	155,413	259,954
Available-for-sale securities	1,198,962	1,327,442
Loans held for sale	1,518	4,214
Loans, net of allowance for credit losses of $46,499 and $48,365	3,208,524	3,107,262
Other real estate owned, net	10,412	9,523
Premises and equipment, net	100,566	104,038
Bank-owned life insurance	122,418	120,787
Federal Reserve Bank and Federal Home Loan Bank stock	24,428	17,510
Interest receivable	18,497	18,048
Goodwill	53,101	54,465
Core deposit intangibles, net	11,598	14,879
Other	94,978	99,509
Total assets	$5,000,415	$5,137,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,217,094	$1,244,117
Total non-interest-bearing deposits	1,217,094	1,244,117
Demand, savings and money market	2,335,847	2,522,289
Time	673,670	653,598
Total interest-bearing deposits	3,009,517	3,175,887
Total deposits	4,226,611	4,420,004
Federal funds purchased and retail repurchase agreements	47,443	56,006
Federal Home Loan Bank advances	186,001	—
Subordinated debt	96,263	95,885
Contractual obligations	15,562	17,692
Interest payable and other liabilities	32,729	47,413
Total liabilities	4,604,609	4,637,000
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	204	203
Additional paid-in capital	482,668	478,862
Retained earnings	130,114	88,324
Accumulated other comprehensive income (loss), net of tax	(120,918)	1,776
Treasury stock	(96,262)	(68,534)
Total stockholders’ equity	395,806	500,631
Total liabilities and stockholders’ equity	$5,000,415	$5,137,631

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months ended September 30, 2022, and 2021

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2022	2021	2022	2021
Interest and dividend income
Loans, including fees	$41,555	$37,581	$114,710	$102,392
Securities, taxable	5,792	3,920	16,767	11,242
Securities, nontaxable	687	655	2,020	2,096
Federal funds sold and other	514	290	1,327	846
Total interest and dividend income	48,548	42,446	134,824	116,576
Interest expense
Deposits	4,403	1,881	8,308	6,316
Federal funds purchased and retail repurchase agreements	71	24	150	72
Federal Home Loan Bank advances	409	10	594	155
Subordinated debt	1,721	1,556	4,973	4,669
Total interest expense	6,604	3,471	14,025	11,212
Net interest income	41,944	38,975	120,799	105,364
Provision (reversal) for credit losses	(136)	1,058	276	(6,355)
Net interest income after provision (reversal) for credit losses	42,080	37,917	120,523	111,719
Non-interest income
Service charges and fees	2,788	2,360	7,927	6,125
Debit card income	2,682	2,574	8,120	7,603
Mortgage banking	310	801	1,300	2,584
Increase in value of bank-owned life insurance	754	1,169	2,355	2,446
Net gain on acquisition and branch sales	—	—	540	585
Net gain (loss) from securities transactions	(17)	381	(9)	398
Other	2,452	546	7,395	3,902
Total non-interest income	8,969	7,831	27,628	23,643
Non-interest expense
Salaries and employee benefits	15,442	13,588	45,893	39,079
Net occupancy and equipment	3,127	2,475	9,304	7,170
Data processing	4,138	3,257	11,549	9,394
Professional fees	1,265	1,076	3,547	3,148
Advertising and business development	1,191	760	3,139	2,241
Telecommunications	487	439	1,399	1,531
FDIC insurance	340	465	780	1,305
Courier and postage	436	344	1,348	1,040
Free nationwide ATM cost	551	519	1,593	1,504
Amortization of core deposit intangibles	957	1,030	3,118	3,094
Loan expense	174	207	566	626
Other real estate owned	188	(342)	201	(805)
Loss on debt extinguishment	—	372	—	372
Merger expenses	115	4,015	526	4,627
Other	3,825	2,484	10,168	7,050
Total non-interest expense	32,236	30,689	93,131	81,376
Income (loss) before income taxes	18,813	15,059	55,020	53,986
Provision (benefit) for income taxes	3,642	3,286	8,940	11,972
Net income (loss) and net income (loss) allocable to common stockholders	$15,171	$11,773	$46,080	$42,014
Basic earnings (loss) per share	$0.94	$0.82	$2.83	$2.92
Diluted earnings (loss) per share	$0.93	$0.80	$2.79	$2.86

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months ended September 30, 2022, and 2021

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$15,171	$11,773	$46,080	$42,014
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(55,639)	(5,683)	(160,342)	(14,141)
Less: reclassification for net gains included in net income	—	373	(77)	373
Unrealized holding gains (losses) arising during the period on cash flow hedges	(2,149)	—	(2,616)	—
Total other comprehensive income (loss)	(57,788)	(5,310)	(163,035)	(13,768)
Tax effect	14,296	1,335	40,341	3,462
Other comprehensive income (loss), net of tax	(43,492)	(3,975)	(122,694)	(10,306)
Comprehensive income (loss)	$(28,321)	$7,798	$(76,614)	$31,708

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2022, and 2021

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at July 1, 2021	14,360,172	$176	$389,394	$68,625	$13,450	$(58,650)	$412,995
Net income	—	—	—	11,773	—	—	11,773
Other comprehensive income (loss), net of tax effects	—	—	—	—	(3,975)	—	(3,975)
Cash dividends - common stock, $0.08 per share	—	—	—	(1,172)	—	—	(1,172)
Stock-based compensation	891	—	566	—	—	—	566
Common stock issued upon exercise of stock options	139,456	1	2,032	—	—	—	2,033
Common stock issued under stock-based incentive plan	380	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	16,034	1	329	—	—	—	330
Treasury stock purchase	(151,148)	—	—	—	—	(4,801)	(4,801)
Balance at September 30, 2021	14,365,785	$178	$392,321	$79,226	$9,475	$(63,451)	$417,749

Balance at July 1, 2022	16,106,818	$204	$480,897	$116,576	$(77,426)	$(92,136)	$428,115
Net income	—	—	—	15,171	—	—	15,171
Other comprehensive income (loss), net of tax effects	—	—	—	—	(43,492)	—	(43,492)
Cash dividends - common stock, $0.10 per share	—	—	—	(1,600)	—	—	(1,600)
Dividend equivalents- restricted stock units, $0.10 per share	—	—	—	(33)	—	—	(33)
Stock-based compensation	—	—	888	—	—	—	888
Common stock issued upon exercise of stock options	21,500	—	482	—	—	—	482
Common stock issued under stock-based incentive plan	1,861	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	14,555	—	401				401
Treasury stock purchases	(126,900)	—	—	—	—	(4,126)	(4,126)
Balance at September 30, 2022	16,017,834	$204	$482,668	$130,114	$(120,918)	$(96,262)	$395,806

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2022, and 2021

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other	Employee		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Stock Loans	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2021	14,540,556	$174	$386,820	$50,787	$19,781	$(43)	$(49,870)	$407,649
Implementation of ASU 2016-13, current expected credit losses	—	—	—	(12,403)	—	—	—	(12,403)
Net income	—	—	—	42,014	—	—	—	42,014
Other comprehensive income (loss), net of tax effects	—	—	—	—	(10,306)	—	—	(10,306)
Cash dividends - common stock, $0.08 per share	—	—	—	(1,172)	—	—	—	(1,172)
Stock-based compensation	10,242	—	2,226	—	—	—	—	2,226
Common stock issued upon exercise of stock options	188,692	2	2,706	—	—	—	—	2,708
Common stock issued under stock-based incentive plan	72,804	1	(1)	—	—	—	—	—
Common stock issued under employee stock purchase plan	33,655	1	570	—	—	—	—	571
Repayment on employee stock loans	—		—	—	—	43		43
Treasury stock purchase	(480,164)	—	—	—	—	—	(13,581)	(13,581)
Balance at September 30, 2021	14,365,785	$178	$392,321	$79,226	$9,475	$—	$(63,451)	$417,749

Balance at January 1, 2022	16,760,115	$203	$478,862	$88,324	$1,776	$—	$(68,534)	$500,631
Net income	—	—	—	46,080	—	—	—	46,080
Other comprehensive income (loss), net of tax effects	—	—	—	—	(122,694)	—	—	(122,694)
Cash dividends - common stock, $0.26 per share	—	—	—	(4,208)	—	—	—	(4,208)
Dividend equivalents- restricted stock units, $0.26 per share	—	—	—	(82)	—	—	—	(82)
Stock-based compensation	624	—	2,436	—	—	—	—	2,436
Common stock issued upon exercise of stock options	28,656	—	579	—	—	—	—	579
Common stock issued under stock-based incentive plan	66,737	1	(1)	—	—	—	—	—
Common stock issued under employee stock purchase plan	28,829	—	792	—	—	—	—	792
Treasury stock purchases	(867,127)	—	—	—	—	—	(27,728)	(27,728)
Balance at September 30, 2022	16,017,834	$204	$482,668	$130,114	$(120,918)	$—	$(96,262)	$395,806

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months ended September 30, 2022, and 2021

(Dollar amounts in thousands)

	(Unaudited) September 30,
	2022	2021
Cash flows from operating activities
Net income	$46,080	$42,014
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,436	2,226
Depreciation	3,391	3,038
Amortization of operating lease right-of-use asset	533	302
Amortization of cloud computing implementation costs	141	124
Provision (reversal) for credit losses	276	(6,355)
Net amortization (accretion) of purchase valuation adjustments	(3,437)	16,405
Amortization (accretion) of premiums and discounts on securities	5,059	7,275
Amortization of intangible assets	3,225	3,126
Deferred income taxes	484	(2,311)
Federal Home Loan Bank stock dividends	(181)	(23)
Loss (gain) on sales and valuation adjustments on other real estate owned	(202)	(1,263)
Net loss (gain) on sales and settlements of securities	(78)	(373)
Change in unrealized (gains) losses on equity securities	87	(25)
Loss (gain) on disposal of premises and equipment	(83)	(18)
Loss (gain) on lease termination	—	(2)
Loss (gain) on sales of foreclosed assets	(355)	(28)
Loss (gain) on sales of loans	(994)	(2,205)
Originations of loans held for sale	(42,443)	(76,982)
Proceeds from the sale of loans held for sale	45,925	87,325
Increase in the value of bank-owned life insurance	(2,355)	(2,446)
Change in fair value of derivatives recognized in earnings	(1,684)	(197)
Gain on acquisition and branch sales	(540)	(585)
Payments on operating lease payable	(622)	(374)
Net change in:
Interest receivable	(840)	312
Other assets	21,614	10,113
Interest payable and other liabilities	(17,741)	562
Net cash provided by (used in) operating activities	57,696	79,635
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(178,313)	(633,884)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	141,392	339,702
Net change in interest-bearing time deposits in other banks	—	249
Net change in loans	(126,122)	127,770
Purchase of mortgage loans	(794)	(214,181)
Purchase of government guaranteed loans	(2,293)	(10,958)
Purchase of premises and equipment	(1,199)	(4,358)
Proceeds from sale of premises and equipment	139	24
Proceeds from sale of foreclosed assets	29,678	152
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(6,736)	1,898
Net redemptions (purchases) of correspondent and miscellaneous other stock	(3,673)	(68)
Proceeds from sale of other real estate owned	3,518	3,102
Purchase of bank-owned life insurance	—	(25,000)
Proceeds from bank-owned life insurance death benefits	723	1,059
Net cash paid from branch sale to United Bank and Trust	(22,940)	—
Net cash provided by (used in) investing activities	(166,620)	(414,493)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(140,607)	215,171

Net change in federal funds purchased and retail repurchase agreements	(8,563)	3,108
Net borrowings (repayments) on Federal Home Loan Bank line of credit	186,001	—
Proceeds from Federal Home Loan Bank term advances	403,501	70,000
Principal repayments on Federal Home Loan Bank term advances	(403,501)	(80,107)
Proceeds from Federal Reserve Bank discount window	1,000	1,000
Principal payments on Federal Reserve Bank discount window	(1,000)	(1,000)
Principal payments on employee stock loans	—	43
Proceeds from the exercise of employee stock options	579	2,708
Proceeds from employee stock purchase plan	792	571
Debt issuance cost	—	(16)
Purchase of treasury stock	(27,728)	(13,581)
Net change in contractual obligations	(2,130)	(1,419)
Dividends paid on common stock	(3,961)	—
Net cash provided by (used in) financing activities	4,383	196,478
Net change in cash and cash equivalents	(104,541)	(138,380)
Cash and cash equivalents, beginning of period	259,954	280,698
Ending cash and cash equivalents	$155,413	$142,318
Supplemental cash flow information:
Interest paid	$14,471	$10,228
Income taxes paid, net of refunds	666	11,990
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	2,224	876
Other repossessed assets acquired in settlement of loans	771	68
Investment securities purchased but not settled	—	12,084
Purchase of low-income tax credit investment and resulting contractual obligations	—	15,000
Other real estate owned recorded as a result of transferring non-operational branch right-of-use-asset	$2,210	$—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2021, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2022. Operating results for the nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected for the year ending December 31, 2022, or any other period.

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

3NOTE 2 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$123,375	$—	$(17,428)	$—	$105,947
U.S. Treasury securities	257,508	—	(27,397)	—	230,111
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	577,485	—	(67,009)	—	510,476
Private label residential mortgage-backed securities	192,585	—	(27,324)	—	165,261
Corporate	56,620	—	(3,264)	—	53,356
Small Business Administration loan pools	13,376	—	(782)	—	12,594
State and political subdivisions	136,005	2	(14,790)	—	121,217
	$1,356,954	$2	$(157,994)	$—	$1,198,962

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$124,898	$13	$(1,504)	$—	$123,407
U.S. Treasury securities	157,289	—	(1,687)	—	155,602
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,584	10,215	(6,912)	—	664,887
Private label residential mortgage-backed securities	173,717	—	(2,029)	—	171,688
Corporate	52,555	1,437	(215)	—	53,777
Small Business Administration loan pools	16,568	13	(106)	—	16,475
State and political subdivisions	138,404	3,618	(416)	—	141,606
	$1,325,015	$15,296	$(12,869)	$—	$1,327,442

The fair value and amortized cost of debt securities at September 30, 2022, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale
	Amortized Cost	Fair Value
Within one year	$4,658	$4,645
One to five years	269,309	245,211
Five to ten years	239,362	211,250
After ten years	73,555	62,119
Mortgage-backed securities	770,070	675,737
Total debt securities	$1,356,954	$1,198,962

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $800,325 at September 30, 2022, and $892,182 at December 31, 2021.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2022, and December 31, 2021.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$29,551	$(5,489)	$76,396	$(11,939)	$105,947	$(17,428)
U.S. Treasury securities	179,477	(19,214)	50,634	(8,183)	230,111	(27,397)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	302,167	(33,447)	208,309	(33,562)	510,476	(67,009)
Private label residential mortgage-backed securities	75,120	(12,466)	90,141	(14,858)	165,261	(27,324)
Corporate	49,106	(2,514)	4,250	(750)	53,356	(3,264)
Small Business Administration loan pools	5,290	(773)	7,304	(9)	12,594	(782)
State and political subdivisions	107,965	(11,657)	10,582	(3,133)	118,547	(14,790)
Total temporarily impaired securities	$748,676	$(85,560)	$447,616	$(72,434)	$1,196,292	$(157,994)
December 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$117,618	$(1,504)	$—	$—	$117,618	$(1,504)
U.S. Treasury securities	155,601	(1,687)	—	—	155,601	(1,687)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	378,057	(6,860)	2,868	(52)	380,925	(6,912)
Private label residential mortgage-backed securities	159,381	(1,978)	2,208	(51)	161,589	(2,029)
Corporate	4,785	(215)	—	—	4,785	(215)
Small Business Administration loan pools	15,459	(106)	—	—	15,459	(106)
State and political subdivisions	28,443	(416)	—	—	28,443	(416)
Total temporarily impaired securities	$859,344	$(12,766)	$5,076	$(103)	$864,420	$(12,869)

As of September 30, 2022, the Company held 587 available-for-sale securities in an unrealized loss position.

Unrealized losses on securities have not been recognized into income because the security issuers are of high credit quality, management does not intend to sell, it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity.

The Company's available-for-sale investments that carry some form of credit risk are the investments in private label residential mortgage-backed securities, corporate securities and state and political subdivisions securities.

All private label residential mortgage-backed securities held by the Company are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At September 30, 2022, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 14 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At September 30, 2022, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 211 positions of which 90% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 65% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At September 30, 2022, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Proceeds	$—	$7,347	$3,265	$7,347
Gross gain	—	373	115	373
Gross losses	—	—	36	—
Income tax expense on net realized gains	—	94	779	94

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at September 30, 2022, and December 31, 2022.

	September 30, 2022	December 31, 2021
Investments in stocks
Accounted for at fair value through net income	$556	$644
Accounted for at amortized cost assessed for impairment	1,398	223
Total investments in stocks	1,954	867
Investments in partnerships
Accounted for at equity method	1,651	924
Accounted for at hypothetical liquidation book value	1,836	2,223
Accounted for at historical amortized cost	20,244	21,390
Total investments in partnerships	23,731	24,537
Total other investments	$25,685	$25,404

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

The following table lists categories of loans at September 30, 2022, and December 31, 2021.

	September 30, 2022	December 31, 2021
Commercial real estate	$1,655,646	$1,486,148
Commercial and industrial	607,722	567,497
Residential real estate	573,431	638,087
Agricultural real estate	200,415	198,330
Agricultural	115,048	166,975
Consumer	102,761	98,590
Total loans	3,255,023	3,155,627
Allowance for credit losses	(46,499)	(48,365)
Net loans	$3,208,524	$3,107,262

Included in the commercial and industrial loan balances at September 30, 2022, and December 31, 2021, are $7,152 and $44,783 of loans that were originated under the SBA PPP program. At September 30, 2022, and December 31, 2021, unamortized loan fees on these loans were $114 and $1,252.

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the nine months ended September 30, 2022, the Company purchased one pool of residential mortgage loans totaling $795. During the first nine months of 2021, the Company purchased five pools of residential real estate loans totaling $214,181. As of September 30, 2022, and December 31, 2021, residential real estate loans include $334,241 and $372,069 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the nine months ended September 30, 2022, the Company purchased $2,293 in loans guaranteed by governmental agencies. Government guaranteed loans totaling $10,958 were purchased in the nine months ended September 30, 2021.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $3,947 with related loans of $312,707 at September 30, 2022, and $6,649 with related loans of $527,422 at December 31, 2021.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $642 at September 30, 2022, and $886 at December 31, 2021.

The following tables present the activity in the allowance for credit losses by class for the three month periods ended September 30, 2022 and 2021.

September 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,665	$13,209	$6,818	$1,007	$2,289	$2,250	$48,238
Provision for credit losses	(1,712)	911	486	40	(202)	341	(136)
Loans charged-off	(612)	(706)	(51)	—	(44)	(266)	(1,679)
Recoveries	7	1	7	1	—	60	76
Total ending allowance balance	$20,348	$13,415	$7,260	$1,048	$2,043	$2,385	$46,499

September 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$15,225	$18,690	$9,808	$847	$4,695	$2,569	$51,834
Provision for credit losses	(2,723)	5,473	(1,473)	145	(366)	2	1,058
Loans charged-off	(116)	(37)	—	(3)	—	(200)	(356)
Recoveries	96	1	4	15	—	111	227
Total ending allowance balance	$12,482	$24,127	$8,339	$1,004	$4,329	$2,482	$52,763

The following tables present the activity in the allowance for credit losses by class for the nine month periods ended September 30, 2022 and 2021.

September 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Provision for credit losses	(1,293)	1,833	1,758	(1,195)	(1,668)	841	276
Loans charged-off	(906)	(785)	(99)	—	(45)	(760)	(2,595)
Recoveries	69	119	41	8	—	216	453
Total ending allowance balance	$20,348	$13,415	$7,260	$1,048	$2,043	$2,385	$46,499

September 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Cumulative effect adjustment of adopting ASC 326	5,612	4,167	8,870	167	(207)	(2,877)	15,732
Impact of adopting ASC 326 - PCD loans	4,571	(218)	220	960	4,905	—	10,438
Provision for credit losses	(6,767)	7,749	(5,307)	(555)	(1,130)	(345)	(6,355)
Loans charged-off	(169)	(98)	(12)	(505)	(1)	(575)	(1,360)
Recoveries	223	71	9	33	4	259	599
Total ending allowance balance	$12,482	$24,127	$8,339	$1,004	$4,329	$2,482	$52,763

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on method to determine allowance for credit loss as of September 30, 2022, and December 31, 2021.

September 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$856	$1,606	$816	$253	$1,745	$67	$5,343
Collectively evaluated for credit losses	19,492	11,809	6,444	795	298	2,318	41,156
Total	$20,348	$13,415	$7,260	$1,048	$2,043	$2,385	$46,499
Loan Balance:
Individually evaluated for credit losses	$5,528	$8,345	$3,407	$3,882	$4,558	$289	$26,009
Collectively evaluated for credit losses	1,650,118	599,377	570,024	196,533	110,490	102,472	3,229,014
Total	$1,655,646	$607,722	$573,431	$200,415	$115,048	$102,761	$3,255,023

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$4,381	$3,650	$892	$1,488	$3,546	$75	$14,032
Collectively evaluated for credit losses	18,097	8,598	4,668	747	210	2,013	34,333
Total	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Loan Balance:
Individually evaluated for credit losses	$45,421	$13,786	$5,362	$14,959	$13,049	$357	$92,934
Collectively evaluated for credit losses	1,440,727	553,711	632,725	183,371	153,926	98,233	3,062,693
Total	$1,486,148	$567,497	$638,087	$198,330	$166,975	$98,590	$3,155,627

The following table presents information related to nonaccrual loans at September 30, 2022, and December 31, 2021.

	September 30, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$4,590	$2,965	$—
Commercial and industrial	2,745	1,995	—
Residential real estate	30	—	—
Agricultural real estate	2,812	1,758	—
Agricultural	9	9	—
Consumer	17	10	—
Subtotal	10,203	6,737	—
With an allowance recorded:
Commercial real estate	2,574	2,376	775
Commercial and industrial	9,903	5,541	1,246
Residential real estate	3,534	3,269	807
Agricultural real estate	1,965	1,510	237
Agricultural	6,231	3,432	1,478
Consumer	324	264	66
Subtotal	24,531	16,392	4,609
Total	$34,734	$23,129	$4,609

	December 31, 2021
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$—	$—	$—
Commercial and industrial	6,060	1,964	—
Residential real estate	609	429	—
Agricultural real estate	1,795	1,660	—
Agricultural	—	—	—
Consumer	49	49	—
Subtotal	8,513	4,102	—
With an allowance recorded:
Commercial real estate	7,690	6,833	1,632
Commercial and industrial	4,976	4,593	1,800
Residential real estate	5,170	4,646	888
Agricultural real estate	3,726	2,738	637
Agricultural	8,836	6,175	2,307
Consumer	314	274	74
Subtotal	30,712	25,259	7,338
Total	$39,225	$29,361	$7,338

The table below presents average recorded investment and interest income related to nonaccrual loans for the three and nine months ended September 30, 2022, and 2021. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	September 30, 2022		September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$2,646	$—	$—	$—
Commercial and industrial	1,979	157	—	—
Residential real estate	—	—	—	—
Agricultural real estate	1,449	—	3,022	—
Agricultural	5	—	884	—
Consumer	5	1	—	—
Subtotal	6,084	158	3,906	—
With an allowance recorded:
Commercial real estate	2,577	20	7,107	1
Commercial and industrial	3,464	97	36,720	—
Residential real estate	3,086	18	2,870	24
Agricultural real estate	1,924	2	2,501	—
Agricultural	3,594	—	7,576	69
Consumer	266	2	215	1
Subtotal	14,911	139	56,989	95
Total	$20,995	$297	$60,895	$95

	As of and for the nine months ended
	September 30, 2022		September 30, 2021
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,528	$—	$421	$3
Commercial and industrial	1,480	157	161	35
Residential real estate	384	1	51	2
Agricultural real estate	1,554	—	2,307	82
Agricultural	2	—	2,156	—
Consumer	15	1	—	—
Subtotal	4,963	159	5,096	122
With an allowance recorded:
Commercial real estate	3,702	20	7,022	19
Commercial and industrial	3,808	97	31,203	119
Residential real estate	3,559	19	2,843	26
Agricultural real estate	2,251	5	3,346	54
Agricultural	4,437	—	5,991	113
Consumer	291	2	245	2
Subtotal	18,048	143	50,650	333
Total	$23,011	$302	$55,746	$455

The following tables present the aging of the recorded investment in past due loans as of September 30, 2022, and December 31, 2021, by portfolio and class of loans.

September 30, 2022	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$787	$940	$—	$5,341	$1,648,578	$1,655,646
Commercial and industrial	1,545	201	—	7,536	598,440	607,722
Residential real estate	626	2,525	—	3,269	567,011	573,431
Agricultural real estate	26	2	—	3,268	197,119	200,415
Agricultural	200	117	—	3,441	111,290	115,048
Consumer	490	77	—	274	101,920	102,761
Total	$3,674	$3,862	$—	$23,129	$3,224,358	$3,255,023

December 31, 2021	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$4,633	$408	$256	$6,833	$1,474,018	$1,486,148
Commercial and industrial	424	88	—	6,557	560,428	567,497
Residential real estate	620	1,126	—	5,075	631,266	638,087
Agricultural real estate	28	57	—	4,398	193,847	198,330
Agricultural	5	—	—	6,175	160,795	166,975
Consumer	316	61	—	323	97,890	98,590
Total	$6,026	$1,740	$256	$29,361	$3,118,244	$3,155,627

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

Based on the most recent analysis performed, the risk category of loans, by type and year of origination, at September 30, 2022, is as follows.

September 30, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$301,156	$266,358	$204,570	$101,138	$122,674	$183,136	$466,019	$762	$1,645,813
Special mention	294	220	—	—	—	572	—	—	1,086
Substandard	79	4,346	364	119	—	3,506	333	—	8,747
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$301,529	$270,924	$204,934	$101,257	$122,674	$187,214	$466,352	$762	$1,655,646
Commercial and industrial
Risk rating
Pass	$154,208	$93,861	$73,112	$43,101	$7,352	$12,248	$187,129	$6,857	$577,868
Special mention	—	—	—	—	683	3,857	—	—	4,540
Substandard	314	4,227	2,208	10,144	1,470	811	6,140	—	25,314
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$154,522	$98,088	$75,320	$53,245	$9,505	$16,916	$193,269	$6,857	$607,722
Residential real estate
Risk rating
Pass	$24,760	$304,919	$6,340	$14,632	$49,317	$109,027	$60,725	$277	$569,997
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	—	50	188	313	2,800	83	—	3,434
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$24,760	$304,919	$6,390	$14,820	$49,630	$111,827	$60,808	$277	$573,431
Agricultural real estate
Risk rating
Pass	$26,733	$21,192	$29,551	$13,296	$7,995	$20,043	$75,339	$300	$194,449
Special mention	874	—	—	—	—	612	750	—	2,236
Substandard	31	1,353	—	116	491	1,702	37	—	3,730
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$27,638	$22,545	$29,551	$13,412	$8,486	$22,357	$76,126	$300	$200,415
Agricultural
Risk rating
Pass	$17,159	$9,796	$10,165	$3,363	$2,484	$2,353	$62,356	$150	$107,826
Special mention	—	—	1	92	22	375	665	—	1,155
Substandard	—	1,017	1,838	2,003	397	230	582	—	6,067
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$17,159	$10,813	$12,004	$5,458	$2,903	$2,958	$63,603	$150	$115,048
Consumer
Risk rating
Pass	$48,732	$19,701	$9,513	$4,002	$1,752	$3,820	$14,976	$1	$102,497
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	102	25	86	16	35	—	—	264
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$48,732	$19,803	$9,538	$4,088	$1,768	$3,855	$14,976	$1	$102,761
Total loans
Risk rating
Pass	$572,748	$715,827	$333,251	$179,532	$191,574	$330,627	$866,544	$8,347	$3,198,450
Special mention	1,168	220	1	92	705	5,416	1,415	—	9,017
Substandard	424	11,045	4,485	12,656	2,687	9,084	7,175	—	47,556
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$574,340	$727,092	$337,737	$192,280	$194,966	$345,127	$875,134	$8,347	$3,255,023

Based on the analysis performed at December 31, 2021, the risk category of loans, by type and year of origination is as follows.

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$301,947	$212,444	$159,374	$134,465	$72,249	$164,363	$409,109	$594	$1,454,545
Special mention	126	885	—	11,817	1,168	8,705	—	—	22,701
Substandard	1,687	401	145	77	828	5,764	—	—	8,902
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$303,760	$213,730	$159,519	$146,359	$74,245	$178,832	$409,109	$594	$1,486,148
Commercial and industrial
Risk rating
Pass	$170,263	$100,457	$57,955	$11,019	$17,327	$8,855	$155,181	$9,726	$530,783
Special mention	19	—	1,958	1,482	284	5,750	—	—	9,493
Substandard	4,200	5,410	10,238	1,417	444	43	5,469	—	27,221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$174,482	$105,867	$70,151	$13,918	$18,055	$14,648	$160,650	$9,726	$567,497
Residential real estate
Risk rating
Pass	$336,775	$24,633	$22,520	$60,461	$34,453	$102,363	$51,584	$184	$632,973
Special mention	—	—	—	—	—	25	—	—	25
Substandard	—	79	48	159	1,909	2,740	154	—	5,089
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$336,775	$24,712	$22,568	$60,620	$36,362	$105,128	$51,738	$184	$638,087
Agricultural real estate
Risk rating
Pass	$38,412	$36,667	$18,442	$12,142	$14,432	$21,792	$42,541	$—	$184,428
Special mention	682	—	—	—	40	456	32	—	1,210
Substandard	1,705	206	6,020	592	2,530	554	1,085	—	12,692
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$40,799	$36,873	$24,462	$12,734	$17,002	$22,802	$43,658	$—	$198,330
Agricultural
Risk rating
Pass	$27,637	$17,393	$6,391	$2,399	$2,930	$1,593	$93,982	$172	$152,497
Special mention	—	—	90	1,299	—	645	—	—	2,034
Substandard	3,456	2,112	1,414	1,651	137	1,164	2,510	—	12,444
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$31,093	$19,505	$7,895	$5,349	$3,067	$3,402	$96,492	$172	$166,975
Consumer
Risk rating
Pass	$40,692	$15,171	$7,186	$3,640	$2,228	$3,551	$25,799	$1	$98,268
Special mention	—	—	—	—	—	—	—	—	—
Substandard	6	154	94	15	24	29	—	—	322
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$40,698	$15,325	$7,280	$3,655	$2,252	$3,580	$25,799	$1	$98,590
Total loans
Risk rating
Pass	$915,726	$406,765	$271,868	$224,126	$143,619	$302,517	$778,196	$10,677	$3,053,494
Special mention	827	885	2,048	14,598	1,492	15,581	32	—	35,463
Substandard	11,054	8,362	17,959	3,911	5,872	10,294	9,218	—	66,670
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$927,607	$416,012	$291,875	$242,635	$150,983	$328,392	$787,446	$10,677	$3,155,627
Troubled Debt Restructurings (“TDR”)

Consistent with accounting and regulatory guidance, the Company recognizes a TDR when the Company, for economic or legal reasons related to a borrower’s financial difficulties, grants a concession to a borrower that would not normally be considered. Regardless of the form of concession granted, the Company’s objective in offering a TDR is to increase the probability of repayment of a borrower’s loans. Qualified modifications under the CARES Act or Consolidated Appropriations Act ("CAA") are not considered TDRs and have been separately disclosed following the TDR discussion.

The following table summarizes the Company’s TDRs by accrual status at September 30, 2022, and December 31, 2021. The allowance for credit losses on nonaccrual loans represents specific loan reserves, while the allowance on accrual loans represents collectively evaluated estimated losses.

September 30, 2022	Nonaccrual Loan Balance	Nonaccural Related Allowance for Credit Losses	Accrual Loan Balance	Accrual Related Allowance for Credit Losses	Total TDR Loan Balance	Total Related Allowance for Credit Losses
Commercial real estate	$4,653	$610	$2,937	$90	$7,590	$700
Commercial and industrial	4,103	888	—	—	4,103	888
Residential real estate	—	—	—	—	—	—
Agricultural real estate	2,863	126	—	—	2,863	126
Agricultural	946	265	1,650	271	2,596	536
Total troubled debt restructurings	$12,565	$1,889	$4,587	$361	$17,152	$2,250

December 31, 2021	Nonaccrual	Related Allowance for Credit Losses
Commercial real estate	$5,784	$1,370
Commercial and industrial	54	27
Residential real estate	1,547	13
Agricultural real estate	2,122	488
Agricultural	1,292	480
Total troubled debt restructurings	$10,799	$2,378

At September 30, 2022, and December 31, 2021, there were no commitments to lend additional amounts on these loans.

There were no loan modifications during the three month period ending September 30, 2022, and $8,328 in loan modifications during the nine month period ending September 30, 2022, that were considered to be troubled debt restructurings. There was a total of $1,460 in loan modifications considered to be troubled debt restructurings that occurred during the three and nine month periods ended September 30, 2021. There was $89 and $104 in interest income recognized on loans modified as TDRs during the three and nine month periods ended September 30, 2022.

The following table shows loans that subsequently defaulted on their modified terms within the twelve months preceding September 30, 2022, and September 30, 2021. Default is determined at 90 or more days past due, charge-off, or foreclosure.

	As of September 30,
	2022	2021
Commercial and industrial	$3,778	$—
Agricultural	1,329	—
Total TDR loans subsequently defaulted	$5,107	$—

As of September 30, 2022, in connection with the COVID-19 relief provided by the CARES Act, the Company had no loans deferred as compared to December 31, 2021, with 20 deferrals of either the full loan payment or the principal component of the loan payment on outstanding loan balances of $36.3 million. These deferrals were not considered troubled debt restructurings based on the CARES Act or regulatory guidance.

The following table lists loans included in the payment deferral program under the CARES Act by deferment type and category at December 31, 2021. There were no CARES Act deferred loans at September 30, 2022.

	December 31, 2021
	Commercial Real Estate	Commercial and Industrial	Total
3 months principal and interest, then 6 months principal only	$31,884	$3,052	$34,936
6 months principal and interest, then 9 months principal only	971	398	1,369
Total loans	$32,855	$3,450	$36,305

The classification status of loans participating in the payment deferral program at December 31, 2021, is listed below. There were no such deferrals at September 30, 2022.

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of September 30, 2022, and December 31, 2021.

	Allowance for Credit Losses
	September 30, 2022	December 31, 2021
Commercial real estate	$319	$484
Commercial and industrial	851	1,323
Residential real estate	46	16
Agricultural	2	3
Consumer	285	397
Total allowance for credit losses	$1,503	$2,223

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate. At September 30, 2022, the portfolio of interest rate swaps had a weighted average maturity of 8.8 years, a weighted average pay rate of 4.53% and a weighted average rate received of 5.38%. At December 31, 2021, the portfolio of interest rate swaps had a weighted average maturity of 8.8 years, a weighted average pay rate of 4.63% and a weighted average rate received of 3.11%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

	September 30, 2022			December 31, 2021
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	13.0	2.81%	1.80%	13.7	2.81%	1.92%
Fixed rate loan hedges	1.5	5.50%	5.60%	—	—	—
Total cash flow hedges	2.1	5.37%	5.42%	13.7	2.81%	1.92%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At September 30, 2022, this portfolio of interest rate swaps had a weighted average maturity of 8.4 years, weighted average pay rate of 5.5% and a weighted average rate received of 5.5%. At December 31, 2021, this portfolio of interest rate swaps had a weighted average maturity of 8.2 years, weighted average pay rate of 4.35% and weighted average rate received of 4.16%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2022, and December 31, 2021.

	September 30, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$21,777	$2,482	$—	$26,663	$—	$369
Derivatives designated as cash flow hedges:
Interest rate swaps	157,500	2,131	4,172	7,500	602	—
Total derivatives designated as hedging relationships	179,277	4,613	4,172	34,163	602	369
Derivatives not designated as hedging instruments:
Interest rate swaps	110,411	4,221	3,446	150,780	4,419	5,184
Total derivatives not designated as hedging instruments	110,411	4,221	3,446	150,780	4,419	5,184
Total	$289,688	8,834	7,618	$184,943	5,021	5,553
Cash collateral		—	1,613		—	(8,441)
Netting adjustments		(5,769)	(5,769)		2,994	2,994
Net amount presented in Balance Sheet		$3,065	$3,462		$8,015	$106

The table below lists designated and qualifying hedged items in fair value hedges at September 30, 2022, and December 31, 2021.

	September 30, 2022			December 31, 2021
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$17,305	$(2,479)	$—	$26,661	$213	$—
Total	$17,305	$(2,479)	$—	$26,661	$213	$—

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three and nine month periods ended September 30, 2022, and 2021, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$46	$—	$148	$—
Total net gain (loss) related to derivatives designated as hedging instruments	46	—	148	—
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	46	—	148	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	402	(49)	1,544	196
Total net gains (losses) related to derivatives not designated as hedging instruments	402	(49)	1,544	196
Net gains (losses) on derivatives and hedging activities	$448	$(49)	$1,692	$196

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended September 30, 2022 and 2021.

	September 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$761	$(715)	$46	$(154)
Total	$761	$(715)	$46	$(154)

	September 30, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(20)	$20	$—	$(25)
Total	$(20)	$20	$—	$(25)

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine month periods ended September 30, 2022 and 2021.

	September 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$2,840	$(2,692)	$148	$(626)
Total	$2,840	$(2,692)	$148	$(626)

	September 30, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(191)	$191	$—	$(81)
Total	$(191)	$191	$—	$(81)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended September 30, 2022, and December 31, 2021, are listed below.

	September 30, 2022
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$5,447	$5,421	13.2	2.31%
Total operating leases	$5,447	$5,421	13.2	2.31%

Right-of-use-asset reported in premise and equipment	$3,316
Right-of-use-asset not in operation, reported in other real estate owned	2,131
Total	$5,447

During the quarter ended June 30, 2022, one of our bank locations became non-operational. The right-of-use-asset for this location was transferred to other real estate owned, the weighted average lease term is 8.5 years.

	December 31, 2021
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$5,963	$5,928	13.3	2.30%
Total operating leases	$5,963	$5,928	13.3	2.30%

Operating lease costs for the three and nine month periods ended September 30, 2022 and 2021, are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$213	$127	$632	$378
Short-term lease cost	—	—	—	—
Variable lease cost	17	8	44	21
Total operating lease cost	$230	$135	$676	$399

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or nine month periods ended September 30, 2022.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	September 30, 2022
Due in one year or less	$686
Due after one year through two years	572
Due after two years through three years	555
Due after three years through four years	554
Due after four years through five years	553
Thereafter	3,594
Total undiscounted cash flows	6,514
Discount on cash flows	(1,093)
Total operating lease liability	$5,421

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2022, and December 31, 2021, are listed below.

	September 30, 2022	December 31, 2021
Federal funds purchased	$—	$—
Retail repurchase agreements	47,443	56,006

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $55,465 and $55,605 at September 30, 2022, and December 31, 2021. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at September 30, 2022, and December 31, 2021.

	September 30, 2022	December 31, 2021
Average daily balance during the period	$55,506	$45,819
Average interest rate during the period	0.33%	0.23%
Maximum month-end balance year-to-date	$64,323	$56,006
Weighted average interest rate at period-end	0.36%	0.23%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances. In July 2021, all the Company’s then outstanding Federal Home Loan Bank term advances were prepaid. The Company recorded a loss on debt extinguishment related to this prepayment of $372 for the nine months ended September 30, 2021.

Federal Home Loan Bank advances as of September 30, 2022, are as follows.

	September 30, 2022	Weighted Average Rate	Weighted Average Term in Years
Federal Home Loan Bank line of credit advances	$186,001	2.68%	—
Federal Home Loan Bank fixed-rate term advances	—	0.00%	—
Total Federal Home Loan Bank advances	$186,001

There were no Federal Home Loan Bank advances outstanding as of December 31, 2021.

At September 30, 2022, and December 31, 2021, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $18,320 and $17,025. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $674,472 and securities of $76,760 for a total of $751,232 at September 30, 2022, and qualifying loans of $694,892 and securities of $15,409 for a total of $710,302 at December 31, 2021. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $544,927 and $691,149 at September 30, 2022, and December 31, 2021.

Federal Reserve Bank discount window

At September 30, 2022, the Company had a borrowing capacity of $327,312, for which the Company has pledged loans with an outstanding balance of $391,998 and securities with a fair value of $35,590. No borrowings were secured from this facility at periods ended September 30, 2022, or December 31, 2021.

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

There were no outstanding principal balances on the bank stock loan at September 30, 2022, or December 31, 2021.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of September 30, 2022, and December 31, 2021, are listed below.

	September 30, 2022	December 31, 2021
Subordinated debentures	$23,171	$22,924
Subordinated notes	73,092	72,961
Total	$96,263	$95,885

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

Subordinated debentures as of September 30, 2022, and December 31, 2021, are listed below.

	September 30, 2022	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	4.51%	12.5
CTIII subordinated debentures	5,155	3.72%	14.7
CFSTI subordinated debentures	5,155	5.45%	10.2
ASBII subordinated debentures	7,732	3.63%	13.0
Total contractual balance	28,352
Fair market value adjustments	(5,181)
Total subordinated debentures	$23,171

	December 31, 2021	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	2.12%	13.3
CTIII subordinated debentures	5,155	2.08%	15.5
CFSTI subordinated debentures	5,155	3.47%	11.0
ASBII subordinated debentures	7,732	2.00%	13.8
Total contractual balance	28,352
Fair market value adjustments	(5,428)
Total subordinated debentures	$22,924

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

Subordinated notes as of September 30, 2022, are listed below.

	September 30, 2022	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	7.8
Total principal outstanding	75,000
Debt issuance cost	(1,908)
Total subordinated notes	$73,092

Subordinated notes as of December 31, 2021, are listed below.

	December 31, 2021	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	8.5
Total principal outstanding	75,000
Debt issuance cost	(2,039)
Total subordinated notes	$72,961

Future principal repayments

Future principal repayments of the September 30, 2022, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$47,443	$186,001	$—	$—	$233,444
Due after one year through two years	—	—	—	—	—
Due after two years through three years	—	—	—	—	—
Due after three years through four years	—	—	—	—	—
Due after four years through five years	—	—	—	—	—
Thereafter	—	—	23,171	73,092	96,263
Total	$47,443	$186,001	$23,171	$73,092	$329,707

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At September 30, 2022, and December 31, 2021, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at September 30, 2022, and December 31, 2021.

	September 30, 2022	December 31, 2021
Class A common stock – issued	20,201,905	20,077,059
Class A common stock – held in treasury	(4,184,071)	(3,316,944)
Class A common stock – outstanding	16,017,834	16,760,115
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $30 and $108 was recorded for the three and nine month periods ended September 30, 2022. ESPP compensation expense of $33 and $88 was recorded for the three and nine month periods ended September 30, 2021.The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2020 to February 14, 2021	17,621	$13.68	$42
February 15, 2021 to August 14, 2021	16,034	20.50	58
August 15, 2021 to February 14, 2022	14,274	27.37	69
February 15, 2022 to August 14, 2022	14,555	27.61	84

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

In September of 2021, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022. The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. Under this program, during the year ended December 31, 2021, the Company repurchased a total of 132,873 shares of the Company’s outstanding common stock at an average price paid of $32.99 per share. During the nine months ended September 30, 2022, the Company repurchased a total of 867,127 shares of the Company’s outstanding common stock at an average price paid of $31.98 per share. At September 30, 2022, there are zero shares remaining available for repurchase under the program.

In September of 2022, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock, from time to time, beginning October 1,2022, and concluding on September 30, 2023. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice.

Accumulated other comprehensive income (loss)

At September 30, 2022, and December 31, 2021, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of September 30, 2022, and December 31, 2021, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
September 30, 2022
Net unrealized or unamortized gains (losses)	$(157,992)	$(2,674)	$(160,666)
Tax effect	39,088	660	39,748
	$(118,904)	$(2,014)	$(120,918)
December 31, 2021
Net unrealized or unamortized gains (losses)	$2,427	$(58)	$2,369
Tax effect	(607)	14	$(593)
	$1,820	$(44)	$1,776

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of September 30, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2022, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2022, and December 31, 2021, are presented in the table below. The Company was able to take advantage of the accumulated other comprehensive income exception on capital calculations that was made available by regulators in order to maintain strong regulatory ratios. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2022
Total capital to risk weighted assets
Equity Bancshares, Inc.	$595,343	16.06%	$389,286	10.50%	$N/A	N/A
Equity Bank	572,158	15.45%	388,805	10.50%	370,290	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	475,887	12.84%	315,137	8.50%	N/A	N/A
Equity Bank	525,851	14.20%	314,747	8.50%	296,232	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	452,716	12.21%	259,524	7.00%	N/A	N/A
Equity Bank	525,851	14.20%	259,203	7.00%	240,689	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	475,887	9.46%	201,210	4.00%	N/A	N/A
Equity Bank	525,851	10.47%	200,987	4.00%	251,234	5.00%
December 31, 2021
Total capital to risk weighted assets
Equity Bancshares, Inc.	$571,514	15.96%	$376,013	10.50%	$N/A	N/A
Equity Bank	546,503	15.28%	375,646	10.50%	357,758	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	453,718	12.67%	304,391	8.50%	N/A	N/A
Equity Bank	501,711	14.02%	304,094	8.50%	286,206	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	430,794	12.03%	250,675	7.00%	N/A	N/A
Equity Bank	501,711	14.02%	250,430	7.00%	232,543	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	453,718	9.09%	199,563	4.00%	N/A	N/A
Equity Bank	501,711	10.07%	199,381	4.00%	249,226	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine month periods ended September 30, 2022, and 2021.

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Basic:
Net income (loss) allocable to common stockholders	$15,171	$11,773	$46,080	$42,014
Weighted average common shares outstanding	16,056,366	14,384,285	16,301,500	14,393,853
Weighted average vested restricted stock units	292	17	2,086	3,293
Weighted average shares	16,056,658	14,384,302	16,303,586	14,397,146
Basic earnings (loss) per common share	$0.94	$0.82	$2.83	$2.92
Diluted:
Net income (loss) allocable to common stockholders	$15,171	$11,773	$46,080	$42,014
Weighted average common shares outstanding for:
Basic earnings per common share	16,056,658	14,384,302	16,303,586	14,397,146
Dilutive effects of the assumed exercise of stock options	88,530	158,768	95,435	178,314
Dilutive effects of the assumed vesting of restricted stock units	126,138	125,321	115,844	110,617
Dilutive effects of the assumed exercise of ESPP purchases	1,905	921	1,922	2,015
Average shares and dilutive potential common shares	16,273,231	14,669,312	16,516,787	14,688,092
Diluted earnings (loss) per common share	$0.93	$0.80	$2.79	$2.86

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table for the three and nine month periods ended September 30, 2022, and 2021.

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Stock options	275,471	291,680	204,982	298,629
Restricted stock units	1	—	—	—
Total antidilutive shares	275,472	291,680	204,982	298,629

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of September 30, 2022, and December 31, 2021.

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$105,947	$—
U.S. Treasury securities	230,111	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	510,476	—
Private label residential mortgage-backed securities	—	165,261	—
Corporate	—	53,356	—
Small Business Administration loan pools	—	12,594	—
State and political subdivisions	—	—	—
Derivative assets:
Derivative assets (included in other assets)	—	8,834	—
Cash collateral held by counterparty and netting adjustments	(5,769)	—	—
Total derivative assets	(5,769)	8,834	—
Other assets:
Equity securities with readily determinable fair value	556	—	—
Total other assets	556	—	—
Total assets	$224,898	$856,468	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$7,618	$—
Cash collateral held by counterparty and netting adjustments	(4,156)	—	—
Total derivative liabilities	(4,156)	7,618	—
Total liabilities	$(4,156)	$7,618	$—

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$123,407	$—
U.S. Treasury securities	155,602	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	664,887	—
Private label residential mortgage-backed securities	—	171,688	—
Corporate	—	53,777	—
Small Business Administration loan pools	—	16,475	—
State and political subdivisions	—	141,606	—
Derivative assets:
Derivative assets (included in other assets)	—	5,021	—
Cash collateral held by counterparty and netting adjustments	2,994	—	—
Total derivative assets	2,994	5,021	—
Other assets:
Equity securities with readily determinable fair value	644	—	—
Total other assets	644	—	—
Total assets	$159,240	$1,176,861	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,553	$—
Cash collateral held by counterparty and netting adjustments	(5,447)	—	—
Total derivative liabilities	(5,447)	5,553	—
Total liabilities	$(5,447)	$5,553	$—

There were no material transfers between levels during the nine months ended September 30, 2022, or the year ended December 31, 2021. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of September 30, 2022, and December 31, 2021.

	September 30, 2022
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$1,601
Commercial and industrial	—	—	4,295
Residential real estate	—	—	2,462
Agricultural real estate	—	—	1,273
Other	—	—	2,152
Other real estate owned:
Commercial real estate	—	—	1,127
Residential real estate	—	—	48

	December 31, 2021
	(Level 1)	(Level 2)	(Level 3)
Individually evaluated loans:
Commercial real estate	$—	$—	$5,201
Commercial and industrial	—	—	2,793
Residential real estate	—	—	3,758
Agricultural real estate	—	—	2,101
Other	—	—	4,068
Other real estate owned:
Commercial real estate	—	—	2,043
Residential real estate	—	—	191

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2022, or December 31, 2021.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of September 30, 2022, and December 31, 2021.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
September 30, 2022
Individually evaluated real estate loans	$11,783	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 33% (20%)
Individually evaluated other real estate owned	$1,175	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 22% 13%
December 31, 2021
Individually evaluated real estate loans	$17,921	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 31% (18%)
Individually evaluated other real estate owned	$2,234	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 20% (12%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for September 30, 2022, and December 31, 2021.

	September 30, 2022
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$155,413	$155,413	$155,413	$—	$—
Available-for-sale securities	1,198,962	1,198,962	—	1,198,962	—
Loans held for sale	1,518	1,518	—	1,518	—
Loans, net of allowance for credit losses	3,208,524	3,146,650	—	—	3,146,650
Federal Reserve Bank and Federal Home Loan Bank stock	24,428	24,428	—	24,428	—
Interest receivable	18,497	18,497	—	18,497	—
Derivative assets	8,834	8,834	—	8,834	—
Cash collateral held by derivative counterparty and netting adjustments	(5,769)	(5,769)	(5,769)	—	—
Total derivative assets	3,065	3,065	(5,769)	8,834	—
Equity securities with readily determinable fair value	556	556	556	—	—
Total assets	$4,610,963	$4,549,089	$150,200	$1,252,239	$3,146,650
Financial liabilities:
Deposits	$4,226,611	$4,216,839	$—	$4,216,839	$—
Federal funds purchased and retail repurchase agreements	47,443	47,443	—	47,443	—
Federal Home Loan Bank advances	186,001	186,001	—	186,001	—
Subordinated debentures	23,171	23,171	—	23,171	—
Subordinated notes	73,092	72,155	—	72,155	—
Contractual obligations	15,562	15,562	—	15,562	—
Interest payable	1,145	1,145	—	1,145	—
Derivative liabilities	7,618	7,618	—	7,618	—
Cash collateral held by derivative counterparty and netting adjustments	(4,156)	(4,156)	(4,156)	—	—
Total derivative liabilities	3,462	3,462	(4,156)	7,618	—
Total liabilities	$4,576,487	$4,565,778	$(4,156)	$4,569,934	$—

	December 31, 2021
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$259,954	$259,954	$259,954	$—	$—
Available-for-sale securities	1,327,442	1,327,442	155,601	1,171,841	—
Loans held for sale	4,214	4,214	—	4,214	—
Loans, net of allowance for credit losses	3,107,262	3,100,232	—	—	3,100,232
Federal Reserve Bank and Federal Home Loan Bank stock	17,510	17,510	—	17,510	—
Interest receivable	18,048	18,048	—	18,048	—
Derivative assets	5,021	5,021	—	5,021	—
Cash collateral held by derivative counterparty and netting adjustments	2,994	2,994	2,994	—	—
Total derivative assets	8,015	8,015	2,994	5,021	—
Equity securities with readily determinable fair value	644	644	644	—	—
Total assets	$4,743,089	$4,736,059	$419,193	$1,216,634	$3,100,232
Financial liabilities:
Deposits	$4,420,004	$4,421,441	$—	$4,421,441	$—
Federal funds purchased and retail repurchase agreements	56,006	56,006	—	56,006	—
Subordinated debentures	22,924	22,924	—	22,924	—
Subordinated notes	72,961	80,880	—	80,880	—
Contractual obligations	17,692	17,692	—	17,692	—
Interest payable	3,187	3,187	—	3,187	—
Derivative liabilities	5,553	5,553	—	5,553	—
Cash collateral held by derivative counterparty and netting adjustments	(5,447)	(5,447)	(5,447)	—	—
Total derivative liabilities	106	106	(5,447)	5,553	—
Total liabilities	$4,592,880	$4,602,236	$(5,447)	$4,607,683	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2022, and December 31, 2021, were as follows.

	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$95,908	$190,352	$101,923	$173,976
Mortgage loans in the process of origination	2,818	4,239	7,404	2,353
Unused lines of credit	140,475	375,948	106,291	317,249

The fixed rate loan commitments have interest rates ranging from 3.25% to 18.00% and maturities ranging from 1 month to 228 months.

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

The contractual amounts of standby letters of credit as of September 30, 2022, and December 31, 2021, were as follows.

	September 30, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$14,990	$25,244	$14,656	$5,799

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

Equity Bank is party to a lawsuit was filed on January 28, 2022, in the Sedgwick County, Kansas District Court on behalf of one of our customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action. The Bank has filed a motion to dismiss this claim on its merits and on the grounds that the defendant must litigate any such claims in arbitration. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claim asserted. At this time, the Company is unable to reasonably estimate the potential loss amount associated with this litigation.

Equity Bank is party to a lawsuit was filed on February 2, 2022, in the Jackson County, Missouri District Court on behalf of one of our customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action. The Bank has filed a motion to dismiss this claim on its merits and on the grounds that the defendant must litigate any such claims in arbitration. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claim asserted. At this time, the Company is unable to reasonably estimate the potential loss amount associated with this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 is recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine month periods ended September 30, 2022, and 2021.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Non-interest income
Service charges and fees	$2,788	$2,360	$7,927	$6,125
Debit card income	2,682	2,574	8,120	7,603
Mortgage banking(a)	310	801	1,300	2,584
Increase in bank-owned life insurance(a)	754	1,169	2,355	2,446
Net gain (loss) on acquisition(a)	—	—	540	585
Net gain (loss) from securities transactions(a)	(17)	381	(9)	398
Other
Investment referral income	137	189	420	506
Trust income	249	340	806	836
Insurance sales commissions	242	217	354	323
Recovery on zero-basis purchased loans(a)	129	9	163	62
Income (loss) from equity method investments(a)	(56)	(56)	(167)	(167)
Other non-interest income related to loans and deposits	1,708	(178)	5,752	2,270
Other non-interest income not related to loans and deposits(a)	43	25	67	72
Total other non-interest income	2,452	546	7,395	3,902
Total	$8,969	$7,831	$27,628	$23,643
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS AND BRANCH SALES

At the close of business on October 1, 2021, the Company acquired the 100% of the outstanding common shares of American State Bancshares, Inc. (“ASBI”), based in Wichita, Kansas. Costs related to this acquisition during the three and nine months ended September 30, 2022, were $97 and $371 ($73 and $279 on an after-tax basis).

At the close of business on December 3, 2021, the Company acquired the assets and assumed the deposits and certain other liabilities of three bank locations in St. Joseph, Missouri, from Security Bank of Kansas City, based in Kansas City Kansas (“Security”). Costs related to this acquisition during the three and nine months ended September 30, 2022, were $0 and $137 ($0 and $103 on an after-tax basis).

At the close of business on October 25, 2021, the Company announced a definitive purchase and assumption agreement with United Bank & Trust in Marysville, Kansas, (“UBT”) with UBT acquiring certain assets and assuming deposits of bank locations in Concordia, Belleville and Clyde, Kansas from Equity Bank. This transaction was completed on June 24, 2022. The completed transaction resulted in a net gain of $540. Costs related to this branch sale for both the three and nine months ended September 30, 2022, were $18 ($14 on an after-tax basis).

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$48,548	$43,624	$42,652	$40,792	$42,446
Interest expense	6,604	4,058	3,363	3,577	3,471
Net interest income	41,944	39,566	39,289	37,215	38,975
Provision (reversal) for credit losses	(136)	824	(412)	(2,125)	1,058
Net gain on acquisition and branch sales	—	540	—	—	—
Net gain (loss) from securities transactions	(17)	(32)	40	8	381
Other non-interest income	8,986	9,129	8,982	9,191	7,450
Loss on debt extinguishment	—	—	—	—	372
Merger expenses	115	88	323	4,562	4,015
Other non-interest expense	32,121	31,348	29,136	33,527	26,302
Income (loss) before income taxes	18,813	16,943	19,264	10,450	15,059
Provision for income taxes	3,642	1,684	3,614	(16)	3,286
Net income (loss)	15,171	15,259	15,650	10,466	11,773
Net income (loss) allocable to common stockholders	15,171	15,259	15,650	10,466	11,773
Basic earnings (loss) per share	$0.94	$0.95	$0.94	$0.62	$0.82
Diluted earnings (loss) per share	$0.93	$0.94	$0.93	$0.61	$0.80
Balance Sheet Data (at period end)
Cash and cash equivalents	$155,413	$103,584	$90,050	$259,954	$142,318
Available-for-sale securities	1,198,962	1,288,180	1,352,894	1,327,442	1,157,423
Loans held for sale	1,518	1,714	1,575	4,214	4,108
Gross loans held for investment	3,255,023	3,223,446	3,242,577	3,155,627	2,685,911
Allowance for credit losses	46,499	48,238	47,590	48,365	52,763
Loans held for investment, net of allowance for credit losses	3,208,524	3,175,208	3,194,987	3,107,262	2,633,148
Goodwill and core deposit intangibles, net	64,699	65,655	68,295	69,344	44,564
Mortgage servicing asset, net	201	226	251	276	—
Naming rights, net	1,054	1,065	1,076	1,087	1,098
Total assets	5,000,415	5,002,156	5,078,623	5,137,631	4,263,268
Total deposits	4,226,611	4,291,771	4,379,670	4,420,004	3,662,777
Borrowings	329,707	228,885	194,209	151,891	127,167
Total liabilities	4,604,609	4,574,041	4,626,608	4,637,000	3,845,519
Total stockholders’ equity	395,806	428,115	452,015	500,631	417,749
Tangible common equity*	329,852	361,169	382,393	429,924	372,087
Performance ratios
Return on average assets (ROAA) annualized	1.21%	1.21%	1.24%	0.82%	1.09%
Return on average equity (ROAE) annualized	13.80%	13.99%	12.88%	7.37%	11.05%
Return on average tangible common equity (ROATCE) annualized	17.12%	17.60%	15.85%	8.97%	13.27%
Yield on loans annualized	5.09%	4.59%	4.61%	4.36%	5.43%
Cost of interest-bearing deposits annualized	0.57%	0.28%	0.22%	0.25%	0.28%
Net interest margin annualized	3.62%	3.39%	3.38%	3.13%	3.86%
Efficiency ratio*	63.07%	64.38%	60.36%	72.25%	56.65%
Non-interest income / average assets annualized	0.71%	0.76%	0.72%	0.72%	0.73%
Non-interest expense / average assets annualized	2.56%	2.49%	2.34%	2.98%	2.85%
Capital Ratios
Tier 1 Leverage Ratio	9.46%	9.11%	9.07%	9.09%	9.02%
Common Equity Tier 1 Capital Ratio	12.21%	12.08%	11.81%	12.03%	12.39%
Tier 1 Risk Based Capital Ratio	12.84%	12.71%	12.43%	12.67%	12.90%
Total Risk Based Capital Ratio	16.06%	15.97%	15.66%	15.96%	16.63%
Equity / Assets	7.92%	8.56%	8.90%	9.74%	9.80%
Tangible common equity to tangible assets*	6.68%	7.32%	7.63%	8.48%	8.82%
Dividend payout ratio	10.78%	8.61%	8.58%	13.05%	9.96%
Book value per share	$24.71	$26.58	$27.47	$29.87	$29.08
Tangible common book value per share*	$20.59	$22.42	$23.24	$25.65	$25.90
Tangible common book value per diluted share*	$20.33	$22.17	$22.95	$25.22	$25.42

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a bank holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 66 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of September 30, 2022, we had consolidated total assets of $5.00 billion, total loans held for investment, net of allowance, of $3.21 billion, total deposits of $4.23 billion, and total stockholders’ equity of $395.8 million. During the three and nine month periods ended September 30, 2022, the Company had net income of $15.2 million and $46.1 million. The Company had net income of $11.8 million and $42.0 million for the three and nine month periods ended September 30, 2021.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of September 30, 2022. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Likewise, significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended September 30, 2022, based on the improving market conditions and strong earnings performance by the Company, management has determined there was not evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended September 30, 2022, compared with three months ended September 30, 2021: Net income allocable to common stockholders for the three months ended September 30, 2022, was $15.2 million as compared to $11.8 million for the three months ended September 30, 2021, an increase of $3.4 million. The increase during the three month period ended September 30, 2022, was largely due to an increase in loan interest income of $4.0 million and an increase in non-interest income of $1.1 million. These increases were partially offset by an increase in non-interest expense of $1.5 million.

Nine months ended September 30, 2022, compared with nine months ended September 30, 2021: Net income allocable to common stockholders for the nine months ended September 30, 2022, was $46.1 million as compared to $42.0 million for the nine months ended September 30, 2021, an increase of $4.1 million. The increase during the nine month period ended September 30, 2022, was primarily due to an increase in net interest income of $15.4 million and an increase in non-interest income of $4.0 million. These increases were partially offset by an increase in non-interest expense of $11.8 million when compared with the nine months ended September 30, 2021. The changes in the components of net income are discussed in more detail in the following “Results of Operations” sections.

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

Three months ended September 30, 2022, compared with three months ended September 30, 2021: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2022, and 2021. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

For the Three Months Ended September 30, 2022, and 2021

	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$575,149	$7,750	5.35%	$630,622	$13,646	8.59%
Commercial real estate	1,307,244	18,023	5.47%	1,009,141	12,072	4.75%
Real estate construction	360,579	4,847	5.33%	283,106	2,664	3.73%
Residential real estate	582,938	5,464	3.72%	512,135	5,073	3.93%
Agricultural real estate	200,534	2,740	5.42%	134,673	1,819	5.36%
Agricultural	113,351	1,406	4.92%	91,878	1,370	5.92%
Consumer	101,203	1,325	5.20%	86,647	937	4.29%
Total loans	3,240,998	41,555	5.09%	2,748,202	37,581	5.43%
Taxable securities	1,164,697	5,793	1.97%	966,651	3,920	1.61%
Nontaxable securities	107,717	687	2.53%	94,527	655	2.75%
Total Securities	1,272,414	6,480	2.02%	1,061,178	4,575	1.71%
Federal funds sold and other	89,156	513	2.29%	196,129	290	0.59%
Total interest-earning assets	4,602,568	48,548	4.18%	4,005,509	42,446	4.20%
Non-interest-earning assets:
Other real estate owned, net	11,914			10,395
Premises and equipment, net	101,035			90,911
Bank-owned life insurance	121,970			103,425
Goodwill, core deposit and other intangibles, net	66,445			46,335
Other non-interest-earning assets	84,823			18,723
Total assets	$4,988,755			$4,275,298
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,112,901	2,257	0.80%	$989,798	503	0.20%
Savings and money market	1,312,923	861	0.26%	1,092,717	359	0.13%
Demand, savings and money market	2,425,824	3,118	0.51%	2,082,515	862	0.16%
Certificates of deposit	655,421	1,285	0.78%	619,525	1,019	0.65%
Total interest-bearing deposits	3,081,245	4,403	0.57%	2,702,040	1,881	0.28%
FHLB term and line of credit advances	71,415	409	2.27%	1,401	10	2.78%
Subordinated debt	96,200	1,721	7.10%	87,960	1,556	7.02%
Other borrowings	53,899	71	0.52%	43,220	24	0.23%
Total interest-bearing liabilities	3,302,759	6,604	0.79%	2,834,621	3,471	0.49%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,202,610			984,129
Non-interest-bearing liabilities	47,195			33,669
Stockholders’ equity	436,191			422,879
Total liabilities and stockholders’ equity	$4,988,755			$4,275,298
Net interest income		$41,944			$38,975
Interest rate spread			3.39%			3.71%
Net interest margin(2)			3.62%			3.86%
Total cost of deposits, including non-interest bearing deposits	$4,283,855	$4,403	0.41%	$3,686,169	$1,881	0.20%
Average interest-earning assets to interest-bearing liabilities			139.36%			141.31%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended September 30, 2022, and 2021.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2022, and 2021

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(1,114)	$(4,782)	$(5,896)
Commercial real estate	3,925	2,026	5,951
Real estate construction	851	1,332	2,183
Residential real estate	674	(283)	391
Agricultural real estate	900	21	921
Agricultural	289	(253)	36
Consumer	170	218	388
Total loans	5,695	(1,721)	3,974
Taxable securities	890	983	1,873
Nontaxable securities	88	(56)	32
Total securities	978	927	1,905
Federal funds sold and other	(232)	455	223
Total interest-earning assets	6,441	(339)	6,102
Interest-bearing liabilities:
Interest-bearing demand deposits	70	1,684	1,754
Savings and money market	84	418	502
Demand, savings and money market	154	2,102	2,256
Certificates of deposit	63	203	266
Total interest-bearing deposits	217	2,305	2,522
FHLB term and line of credit advances	401	(2)	399
Subordinated debt	147	18	165
Other borrowings	8	39	47
Total interest-bearing liabilities	773	2,360	3,133
Net Interest Income	$5,668	$(2,699)	$2,969

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

Interest income on interest-earning assets increased $6.1 million for the quarter ended September 30, 2022, as compared to the quarter ended September 30, 2021. Of this increase, $4.0 million and $1.9 million are attributable to increases in loan and taxable securities volume. Yield on loans decreased by 34 basis points and yield on total securities increased by 31 basis points for the quarter ended September 30, 2022, as compared to September 30, 2021. The increase in interest income on loans is due to higher volume and yield on commercial real estate, real estate construction and agricultural real estate loans, offset by decreases in volume and yield on commercial and industrial loans. The decrease in both volume yield on commercial and industrial loans was primarily due to the acceleration of fee income associated with payoff of PPP loans during the third quarter 2021. Exclusive of PPP loan impacts, volume and coupon rates within the commercial and industrial portfolio have increased period over period.

There was an increase in interest expense on interest-bearing deposits of $2.5 million due to a general increase in the cost of interest-bearing deposits and, specifically, an increase in the cost of interest-bearing demand deposits from 0.20% to 0.80%.

When compared to the quarter ended September 30, 2021, net interest margin decreased 24 basis points during the quarter ended September 30, 2022. Comparing the same periods, net interest spread decreased by 32 basis points to 3.39% from 3.71%. Exclusive of the impacts of PPP, both net interest margin and spread increased over the comparative period as the re-pricing of our interest-earning asset portfolio outpaced the re-pricing of our interest-bearing liability portfolio for market interest rate changes experience during the first nine months of 2022.

Nine months ended September 30, 2022, compared with nine months ended September 30, 2021: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine months ended September 30, 2022, and 2021. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

For the Nine Months Ended September 30, 2022, and 2021

	2022			2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$579,610	$22,994	5.30%	$752,795	$34,609	6.15%
Commercial real estate	1,236,282	45,995	4.97%	990,803	34,943	4.72%
Real estate construction	362,543	12,443	4.59%	264,344	7,195	3.64%
Residential real estate	604,218	16,336	3.61%	457,761	14,167	4.14%
Agricultural real estate	201,566	8,046	5.34%	135,795	5,203	5.12%
Agricultural	132,485	5,254	5.30%	93,680	3,432	4.90%
Consumer	101,341	3,642	4.80%	84,285	2,843	4.51%
Total loans	3,218,045	114,710	4.77%	2,779,463	102,392	4.93%
Taxable securities	1,220,045	16,767	1.84%	898,461	11,242	1.67%
Nontaxable securities	109,142	2,020	2.47%	100,495	2,096	2.79%
Total securities	1,329,187	18,787	1.89%	998,956	13,338	1.79%
Federal funds sold and other	116,997	1,327	1.52%	175,761	846	0.64%
Total interest-earning assets	4,664,229	134,824	3.86%	3,954,180	116,576	3.94%
Non-interest-earning assets:
Other real estate owned, net	10,377			10,659
Premises and equipment, net	102,491			90,483
Bank-owned life insurance	121,398			97,445
Goodwill, core deposit and other intangibles, net	68,521			47,341
Other non-interest-earning assets	87,399			17,204
Total assets	$5,054,415			$4,217,312
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,158,343	3,702	0.43%	$1,007,582	1,608	0.21%
Savings and money market	1,321,770	1,759	0.18%	1,069,061	1,120	0.14%
Demand, savings and money market	2,480,113	5,461	0.29%	2,076,643	2,728	0.18%
Certificates of deposit	638,692	2,847	0.60%	606,151	3,588	0.79%
Total interest-bearing deposits	3,118,805	8,308	0.36%	2,682,794	6,316	0.31%
FHLB term and line of credit advances	54,100	594	1.47%	16,325	155	1.27%
Federal Reserve Bank discount window	4	—	0.25%	4	—	0.25%
Subordinated debt	96,067	4,973	6.92%	87,839	4,669	7.11%
Other borrowings	56,611	150	0.35%	43,673	72	0.22%
Total interest-bearing liabilities	3,325,587	14,025	0.56%	2,830,635	11,212	0.53%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,220,073			947,185
Non-interest-bearing liabilities	53,510			31,874
Stockholders’ equity	455,245			407,618
Total liabilities and stockholders’ equity	$5,054,415			$4,217,312
Net interest income		$120,799			$105,364
Interest rate spread			3.30%			3.41%
Net interest margin(2)			3.46%			3.56%
Total cost of deposits, including non-interest bearing deposits	$4,338,878	$8,308	0.26%	$3,629,979	$6,316	0.23%
Average interest-earning assets to interest-bearing liabilities			140.25%			139.69%

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the nine month periods ended September 30, 2022, and 2021.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2022, and 2021

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(7,278)	$(4,337)	$(11,615)
Commercial real estate	9,049	2,003	11,052
Real estate construction	3,083	2,165	5,248
Residential real estate	4,122	(1,953)	2,169
Agricultural real estate	2,617	226	2,843
Agricultural	1,519	303	1,822
Consumer	604	195	799
Total loans	13,716	(1,398)	12,318
Taxable securities	4,334	1,191	5,525
Nontaxable securities	172	(248)	(76)
Total securities	4,506	943	5,449
Federal funds sold and other	(359)	840	481
Total interest-earning assets	17,863	385	18,248
Interest-bearing liabilities:
Interest-bearing demand deposits	272	1,822	2,094
Savings and money market	298	341	639
Demand, savings and money market	570	2,163	2,733
Certificates of deposit	184	(925)	(741)
Total interest-bearing deposits	754	1,238	1,992
FHLB term and line of credit advances	411	28	439
Subordinated debt	428	(124)	304
Other borrowings	26	52	78
Total interest-bearing liabilities	1,619	1,194	2,813
Net Interest Income	$16,244	$(809)	$15,435

Interest income on interest-earning assets increased $18.2 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. This increase in interest income is primarily due to increases in average loans and taxable securities volume, which can be attributed to $13.7 million and $4.3 million of the change in total interest income. Yield on loans decreased by 16 basis points while yield on total securities increased 10 basis points from the nine months ended September 30, 2021, to the nine months ended September 30, 2022.

The cost of interest-bearing liabilities increased $2.8 million for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021. Of this change, $1.2 million is attributable to increases in rate and $1.6 million is due to increases in volume. Increases in rate on interest-bearing deposits were responsible for $1.2 million and increases in volume on non-deposit interest-bearing liabilities were responsible for $865 thousand of the increase in interest expense for the nine months ended September 30, 2021, to September 30, 2022.

When compared to the nine months ended September 30, 2021, net interest margin decreased 10 basis points during the quarter ended September 30, 2022. This is due to payoff of PPP loans in 2021 and higher interest income from increased volume, offset by rising costs of deposits . Comparing the same periods, net interest spread decreased 11 basis points, primarily due to decreased yield on total interest-earning assets.

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

Three months ended September 30, 2022, compared with three months ended September 30, 2021: During the three months ended September 30, 2022, there was a net release of $136 thousand compared to a provision for credit losses of $1.1 million during the three months ended September 30, 2021. The minimal release of provision for the quarter is the result of having a relatively similarly sized loan portfolio and similarly realized loss rates; however, the Company continues to estimate the allowance for credit loss with assumptions that anticipate slowing prepayment rates and continued market disruption caused by elevated inflation, supply chain issues and the impact of monetary policy on consumers and businesses. Net charge-offs for the three months ended September 30, 2022, were $1.6 million compared to net charge-offs of $129 thousand for the three months ended September 30, 2021. For the three months ended September 30, 2022, gross charge-offs were $1.7 million, offset by gross recoveries of $76 thousand. In comparison, gross charge-offs were $356 thousand for the three months ended September 30, 2021, offset by gross recoveries of $227 thousand.

Nine months ended September 30, 2022, compared with nine months ended September 30, 2021: During the nine months ended September 30, 2022, there was a provision of $276 thousand compared to a provision reversal of $6.4 million for the nine months ended September 30, 2021. The provision for the nine months ending September 30, 2022, was largely due to increases in pool assessed loan balances, higher qualitative adjustments due to elevated market risk caused by monetary policy, and increased reserve for specifically impaired loans, partially offset by decreases in reserve on PCD assets. The large reversal of provision in the nine months ended September 30, 2021, was primarily due to improvements in economic inputs to the CECL model at that time, along with improvements in historical loss experience. Net charge-offs for the nine months ended September 30, 2022, were $2.1 million compared to net charge-offs of $761 thousand for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, gross charge-offs were $2.6 million, offset by gross recoveries of $453 thousand. In comparison, gross charge-offs were $1.4 million for the nine months ended September 30, 2021, offset by gross recoveries of $599 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended September 30, 2022, compared with three months ended September 30, 2021: The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2022, and 2021.

Non-Interest Income

For the Three Months Ended September 30,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Service charges and fees	$2,788	$2,360	$428	18.1%
Debit card income	2,682	2,574	108	4.2%
Mortgage banking	310	801	(491)	(61.3)%
Increase in value of bank-owned life insurance	754	1,169	(415)	(35.5)%
Other
Investment referral income	137	189	(52)	(27.5)%
Trust income	249	340	(91)	(26.8)%
Insurance sales commissions	242	217	25	11.5%
Recovery on zero-basis purchased loans	129	9	120	1333.3%
Income (loss) from equity method investments	(56)	(56)	—	—%
Other non-interest income	1,751	(153)	1,904	(1244.4)%
Total other	2,452	546	1,906	349.1%
Subtotal	8,986	7,450	1,536	20.6%
Net gain (loss) from securities transactions	(17)	381	(398)	(104.5)%
Total non-interest income	$8,969	$7,831	$1,138	14.5%

Total non-interest income increased $1.1 million during the three months ended September 30, 2022, as compared to the same period in 2021. The increase is largely attributable to increases in other non-interest income of $1.9 million and service charges and fees of $428 thousand. Included in service charges and fees were increases in non-sufficient funds fees of $389 thousand, with the remaining increase primarily from service charges. The decrease in mortgage banking income is due to decreased activity in held for sale mortgage activity. Included in other non-interest income were increases in credit card fees of $112 thousand, increases in derivatives not designated as hedging relationships of $482 thousand, and increases in loan repurchase obligation reversal of $1.1 million.

During the quarter, management’s continued focus on relationship development and provision of value to our customer base, resulted in a comparative increase in service charges and fees, and debit card income through increasing product adoption and utilization.

Nine months ended September 30, 2022, compared with nine months ended September 30, 2021: The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2022, and 2021.

Non-Interest Income

For the Nine Months Ended September 30,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Service charges and fees	$7,927	$6,125	$1,802	29.4%
Debit card income	8,120	7,603	517	6.8%
Mortgage banking	1,300	2,584	(1,284)	(49.7)%
Increase in value of bank-owned life insurance	2,355	2,446	(91)	(3.7)%
Other
Investment referral income	420	506	(86)	(17.0)%
Trust income	806	836	(30)	(3.6)%
Insurance sales commissions	354	323	31	9.6%
Recovery on zero-basis purchased loans	163	62	101	162.9%
Income from equity method investments	(167)	(167)	—	—%
Other non-interest income	5,819	2,342	3,477	148.5%
Total other	7,395	3,902	3,493	89.5%
Subtotal	27,097	22,660	4,437	19.6%
Net gain (loss) on acquisition and branch sales	540	585	(45)	(7.7)%
Net gain (loss) from securities transactions	(9)	398	(407)	(102.3)%
Total non-interest income	$27,628	$23,643	$3,985	16.9%

Total non-interest income increased $4.0 million during the nine months ended September 30, 2022, as compared to the same period in 2021. The increase is largely attributable to increases in other non-interest income of $3.5 million and services charges and fees of $1.8 million, partially offset by decreases in mortgage banking income of $1.3 million. Included in service charges and fees were increases in non-sufficient funds fees of $1.2 million with the remaining increase primarily from service charges. These increases are primarily due to the addition of accounts related to the ASBI acquisition in October 2021 and the Security acquisition in December 2021.The decrease in mortgage banking income is due to decreased activity in held for sale mortgage activity. Included in the change in other non-interest income were increases in credit card fees of $372 thousand, increases in value of derivatives not designated as hedging relationships of $1.3 million, and a comparative improvement in repurchase obligations associated with acquired, guaranteed loan assets of $1.4 million.

Non-Interest Expense

Three months ended September 30, 2022, compared with three months ended September 30, 2021: For the three months ended September 30, 2022, non-interest expense totaled $32.2 million, an increase of $1.5 million, when compared to the three months ended September 30, 2021. Changes in the various components of non-interest expense for the three months ended September 30, 2022, and 2021, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended September 30,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Salaries and employee benefits	$15,442	$13,588	$1,854	13.6%
Net occupancy and equipment	3,127	2,475	652	26.3%
Data processing	4,138	3,257	881	27.0%
Professional fees	1,265	1,076	189	17.6%
Advertising and business development	1,191	760	431	56.7%
Telecommunications	487	439	48	10.9%
FDIC insurance	340	465	(125)	(26.9)%
Courier and postage	436	344	92	26.7%
Free nationwide ATM cost	551	519	32	6.2%
Amortization of core deposit intangible	957	1,030	(73)	(7.1)%
Loan expense	174	207	(33)	(15.9)%
Other real estate owned	188	(342)	530	(155.0)%
Other	3,825	2,484	1,341	54.0%
Subtotal	32,121	26,302	5,819	22.1%
Loss on debt extinguishment	—	372	(372)	(100.0)%
Merger expenses	115	4,015	(3,900)	(97.1)%
Total non-interest expense	$32,236	$30,689	$1,547	5.0%

Salaries and employee benefits: There was a $1.9 million increase in salaries for the period ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to the addition of staff related to the ASBI acquisition in October 2021 and the Security acquisition in December 2021.

Net occupancy and equipment: Net occupancy and equipment costs increased $652 thousand for the period ended September 30, 2022, as compared to the same period in 2021. Increased occupancy expenses are due to additional locations from the ASBI acquisition in October 2021 and the Security acquisition in December 2021.

Data Processing: Data processing expenses increased $881 thousand for the period ended September 30, 2022, as compared to the same period in 2021. Included in the total increase were increases in software license expense of $240 thousand, debit card processing of $147 thousand, and credit card processing of $116 thousand.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. Overall, in the other expense category, there was a net $1.3 million increase, or 54.0%, between the quarters ending September 30, 2022, and 2021. The increase was primarily due to an increase in write-off of tax investments of $1.2 million.

Nine months ended September 30, 2022, compared with nine months ended September 30, 2021: For the nine months ended September 30, 2022, non-interest expense totaled $93.1 million, an increase of $11.8 million, when compared to the nine months ended September 30, 2021. Changes in the various components of non-interest expense for the nine months ended September 30, 2022, and 2021, are discussed in more detail in the following table.

Non-Interest Expense

For the Nine Months Ended September 30,

			2022 vs. 2021
(Dollars in thousands)	2022	2021	Change	%
Salaries and employee benefits	$45,893	$39,079	$6,814	17.4%
Net occupancy and equipment	9,304	7,170	2,134	29.8%
Data processing	11,549	9,394	2,155	22.9%
Professional fees	3,547	3,148	399	12.7%
Advertising and business development	3,139	2,241	898	40.1%
Telecommunications	1,399	1,531	(132)	(8.6)%
FDIC insurance	780	1,305	(525)	(40.2)%
Courier and postage	1,348	1,040	308	29.6%
Free nationwide ATM cost	1,593	1,504	89	5.9%
Amortization of core deposit intangibles	3,118	3,094	24	0.8%
Loan expense	566	626	(60)	(9.6)%
Other real estate owned	201	(805)	1,006	(125.0)%
Other	10,168	7,050	3,118	44.2%
Sub-Total	92,605	76,377	16,228	21.2%
Loss on debt extinguishment	—	372	(372)	(100.0)%
Merger expenses	526	4,627	(4,101)	(88.6)%
Total non-interest expense	$93,131	$81,376	$11,755	14.4%

Salaries and employee benefits: There was a $6.8 million increase in salaries for the nine month periods ended September 30, 2022, as compared to the same period in 2021. The increase was primarily due to the addition of staff related to the ASBI acquisition in October 2021 and the Security acquisition in December 2021.

Net occupancy and equipment: Net occupancy and equipment costs increased $2.1 million for the nine month periods ended September 30, 2022, as compared to the same period in 2021. Increased occupancy expenses are due to additional locations from the ASBI acquisition in October 2021 and the Security acquisition in December 2021.

Data processing: Data processing costs increased $2.2 million for the nine month periods ended September 30, 2022, as compared to the same period in 2021. The increase was due to software licenses of $708 thousand, debit card expenses of $309 thousand, and credit card processing expenses of $216 thousand.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. Overall, in the other expense, category there was a net $3.1 million increase, or 44.2%, between the nine month periods ending September 30, 2022, and 2021. The increase is largely due to losses from limited partnerships entered into for tax credits of $2.6 million, ATM and debit card losses of $479 thousand and increased operating expenses following the integration of ASBI and Security, partially offset by a $1.2 million reversal of provision for unfunded commitments for the nine months ended September 30, 2022.

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

The efficiency ratio was 63.1% for the three months ended September 30, 2022, compared with 56.7% for the three months ended September 30, 2021. The increase was primarily due to an increase in non-interest expense, partially offset by increases in net interest income and non-interest income.

The efficiency ratio was 62.6% for the nine months ended September 30, 2022, compared with 59.7% for the nine months ended September 30, 2021. The increase was primarily due to an increase in non-interest expense, partially offset by increases in net interest income and non-interest income.

Income Taxes

In general, the Company records income tax expense each quarter based on its estimate as to the full year’s effective tax rate which includes, in addition to statutory rates, estimated amounts for tax-exempt interest income, non-taxable life insurance income, non-deductible executive compensation, valuation allowance on deferred assets, other non-deductible expense, and federal and state income tax credits anticipated to be available in proportion to anticipated annual income before income taxes. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits or shortfalls with respect to share-based compensation, changes in tax law, and non-deductible merger expense.

Three months ended September 30, 2022, compared with three months ended September 30, 2021: The effective income tax rate for the three month period ended September 30, 2022, was 19.4% as compared to 21.8% for the three month period ended September 30, 2021. Income tax expense for the three month period ended September 30, 2022, includes $24 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $1.0 million of benefit related to the recognition of federal tax credits.

Nine months ended September 30, 2022, compared with nine months ended September 30, 2021: The effective income tax rate for the nine month period ended September 30, 2022, was 16.3% as compared to 22.2% for the nine month period ended September 30, 2021. Income tax expense for the nine month period ended September 30, 2022, includes $150 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $4.6 million of benefit related to the recognition of federal tax credits.

Financial Condition

Total assets decreased $137.2 million from December 31, 2021, to $5.00 billion at September 30, 2022. This variance was primarily due to decreases of $128.5 million in securities and $104.1 million in cash and due from banks, partially offset by an increase of $101.3 million of loans, net of allowance for credit losses. Total liabilities decreased $32.4 million to $4.60 billion at September 30, 2022. The change in total liabilities is mostly due to a decline in total deposits of $193.4 million and a $14.7 million reduction in interest payable and other liabilities, partially offset by an additional $186.0 million in Federal Home Loan Bank advances. Total stockholders’ equity decreased $104.8 million from $500.6 million at December 31, 2021, to $395.8 million at September 30, 2022, principally due to unrealized holding losses, net of tax, in the investment securities portfolio.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	September 30, 2022		December 31, 2021
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$607,722	18.7%	$567,497	18.0%	$40,225	7.1%
Real estate loans:
Commercial real estate	1,655,646	50.9%	1,486,148	47.1%	169,498	11.4%
Residential real estate	573,431	17.6%	638,087	20.2%	(64,656)	(10.1)%
Agricultural real estate	200,415	6.2%	198,330	6.3%	2,085	1.1%
Total real estate loans	2,429,492	74.7%	2,322,565	73.6%	106,927	4.6%
Agricultural	115,048	3.5%	166,975	5.3%	(51,927)	(31.1)%
Consumer	102,761	3.2%	98,590	3.1%	4,171	4.2%
Total loans held for investment	$3,255,023	100.0%	$3,155,627	100.0%	$99,396	3.1%
Total loans held for sale	$1,518	100.0%	$4,214	100.0%	$(2,696)	(64.0)%
Total loans held for investment (net of allowances)	$3,208,524	100.0%	$3,107,262	100.0%	$101,262	3.3%

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

At September 30, 2022, gross total loans, including loans held for sale, were 77.0% of deposits and 65.1% of total assets. At December 31, 2021, gross total loans, including loans held for sale, were 71.5% of deposits and 61.5% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2022, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2022
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$200,104	$321,412	$82,373	$3,833	$607,722
Real Estate:
Commercial real estate	368,799	948,645	275,467	62,735	1,655,646
Residential real estate	2,209	9,664	120,659	440,899	573,431
Agricultural real estate	49,590	108,711	33,599	8,515	200,415
Total real estate	420,598	1,067,020	429,725	512,149	2,429,492
Agricultural	72,714	33,780	3,967	4,587	115,048
Consumer	34,578	43,323	22,515	2,345	102,761
Total	$727,994	$1,465,535	$538,580	$522,914	$3,255,023
Loans with a predetermined fixed interest rate	$257,079	$805,630	$192,864	$309,892	$1,565,465
Loans with an adjustable/floating interest rate	470,915	659,905	345,716	213,022	1,689,558
Total	$727,994	$1,465,535	$538,580	$522,914	$3,255,023

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2022	December 31, 2021
	(Dollars in thousands)
Nonaccrual loans	$23,129	$29,361
Accruing loans 90 or more days past due	—	256
OREO acquired through foreclosure, net	6,341	7,582
Other repossessed assets	221	28,799
Total nonperforming assets	$29,691	$65,998
Ratios:
Nonperforming assets to total assets	0.59%	1.28%
Nonperforming assets to total loans plus OREO and repossessed assets	0.91%	2.07%

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

The nonperforming loans at September 30, 2022, consisted of 165 separate credits and 138 separate borrowers. We had 8 non-performing loan relationships, totaling $13.1 million, with an outstanding balance in excess of $1.0 million as of September 30, 2022.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At September 30, 2022, the Company had $30.6 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $32.6 million at December 31, 2021.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
September 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$20,348	$13,415	$7,260	$1,048	$2,043	$2,385	$46,499
Total loans outstanding (1)	1,655,646	607,722	573,431	200,415	115,048	102,760	3,255,022
Net (charge-offs) recoveries QTD	(605)	(705)	(44)	1	(44)	(206)	(1,603)
Net (charge-offs) recoveries YTD	(837)	(666)	(58)	8	(45)	(544)	(2,142)
Average loan balance (1) QTD	1,667,823	575,149	581,389	200,534	113,351	101,205	3,239,451
Average loan balance (1) YTD	1,598,825	579,610	602,271	201,566	132,485	101,340	3,216,097
Non-accrual loan balance	5,341	7,536	3,269	3,268	3,441	274	23,129
Loans to total loans outstanding	50.9%	18.7%	17.6%	6.2%	3.5%	3.2%	100.0%
ACL to total loans	1.2%	2.2%	1.3%	0.5%	1.8%	2.3%	1.4%
Net charge-offs to average loans QTD	0.0%	(0.1)%	0.0%	0.0%	0.0%	(0.2)%	0.0%
Net charge-offs to average loans YTD	(0.1)%	(0.1)%	0.0%	0.0%	0.0%	(0.5)%	(0.1)%
Non-accrual loans to total loans	0.3%	1.2%	0.6%	1.6%	3.0%	0.3%	0.7%
ACL to non-accrual loans	381.0%	178.0%	222.1%	32.1%	59.4%	870.4%	201.0%

September 30, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$12,482	$24,127	$8,339	$1,004	$4,329	$2,482	$52,763
Total loans outstanding (1)	1,308,707	569,513	490,633	138,793	93,767	84,498	2,685,911
Net (charge-offs) recoveries QTD	(20)	(36)	4	12	-	(89)	(129)
Net (charge-offs) recoveries YTD	54	(27)	(3)	(472)	3	(316)	(761)
Average loan balance (1) QTD	1,292,247	630,622	507,910	134,673	91,878	86,647	2,743,977
Average loan balance (1) YTD	1,255,147	752,795	450,697	135,795	93,680	84,285	2,772,399
Non-accrual loan balance	6,171	43,929	3,094	4,510	7,078	200	64,982
Loans to total loans outstanding	48.7%	21.2%	18.3%	5.2%	3.5%	3.1%	100.0%
ACL to total loans	1.0%	4.2%	1.7%	0.7%	4.6%	2.9%	2.0%
Net charge-offs to average loans QTD	0.0%	0.0%	0.0%	0.0%	0.0%	(0.1)%	0.0%
Net charge-offs to average loans YTD	0.0%	0.0%	0.0%	(0.3)%	0.0%	(0.4)%	0.0%
Non-accrual loans to total loans	0.5%	7.7%	0.6%	3.2%	7.5%	0.2%	2.4%
ACL to non-accrual loans	202.3%	54.9%	269.5%	22.3%	61.2%	1241.0%	81.2%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at September 30, 2022, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2022.

The allowance for credit losses on loans measured on a collective basis totaled $41.2 million, or 1.3% of the $3.26 billion in loans measured on a collective basis at September 30, 2022, compared to an allowance for credit losses of $34.3 million, or 1.12%, of the $3.06 billion in loans measured on a collective basis at December 31, 2021. The total reserve percentage decreased 10 basis points from 1.5% to 1.4% at December 31, 2021, to September 30, 2022.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2022, securities represented 24.0% of total assets, staying consistent with 25.8% at December 31, 2021.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	September 30, 2022		December 31, 2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$123,375	$105,947	$124,898	$123,407
U.S. Treasury securities	257,508	230,111	157,289	155,602
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	577,485	510,476	661,584	664,887
Private label residential mortgage-backed securities	192,585	165,261	173,717	171,688
Corporate	56,620	53,356	52,555	53,777
Small Business Administration loan pools	13,376	12,594	16,568	16,475
State and political subdivisions	136,005	121,217	138,404	141,606
Total available-for-sale securities	$1,356,954	$1,198,962	$1,325,015	$1,327,442

At September 30, 2022, and December 31, 2021, we did not own any securities classified as held-to-maturity.

At September 30, 2022, and December 31, 2021, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2022, and December 31, 2021. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value.

	September 30, 2022
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$47,105	72.00%	$55,640	1.50%	$3,202	1.96%	$105,947	1.17%
U.S. Treasury securities	—	—%	170,241	1.21%	59,870	1.14%	—	—%	230,111	1.19%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	70,061	1.46%	179,154	1.80%	261,261	2.44%	510,476	2.08%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	165,261	2.13%	165,261	2.13%
Corporate	—	—%	7,950	4.54%	45,406	4.65%	—	—%	53,356	4.64%
Small Business Administration loan pools	—	—%	—	—%	7,897	2.17%	4,697	1.78%	12,594	2.02%
State and political subdivisions(1)	4,645	2.68%	19,915	2.41%	42,438	2.32%	54,219	2.45%	121,217	2.41%
Total available-for-sale securities	4,645	2.68%	315,272	1.35%	390,405	2.05%	488,640	2.33%	1,198,962	1.98%
Total debt securities	$4,645	2.68%	$315,272	1.35%	$390,405	2.05%	$488,640	2.33%	$1,198,962	1.98%

(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2021
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$1,001	2.78%	$29,524	0.50%	$84,810	1.37%	$8,072	1.89%	$123,407	1.21%
U.S. Treasury securities	—	—%	48,008	1.14%	107,594	1.10%	—	—%	155,602	1.11%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	69,734	1.35%	211,965	1.65%	383,188	2.05%	664,887	1.85%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	171,688	1.62%	171,688	1.62%
Corporate	—	—%	—	—%	53,777	4.18%	—	—%	53,777	4.18%
Small Business Administration loan pools	—	—%	—	—%	9,669	0.93%	6,806	1.76%	16,475	1.27%
State and political subdivisions(1)	7,259	2.60%	21,038	2.43%	44,640	2.26%	68,669	2.36%	141,606	2.35%
Total available-for-sale securities	8,260	2.62%	168,304	1.28%	512,455	1.79%	638,423	1.96%	1,327,442	1.81%
Total debt securities	$8,260	2.62%	$168,304	1.28%	$512,455	1.79%	$638,423	1.96%	$1,327,442	1.81%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At September 30, 2022, and December 31, 2021, 63.1% and 66.3% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.2 years and 4.4 years and a modified duration of 4.4 years and 4.1 years.

Goodwill Impairment Assessment

At September 30, 2022, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired.

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

The following table shows our composition of deposits at September 30, 2022, and December 31, 2021.

Composition of Deposits

	September 30, 2022		December 31, 2021
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,217,094	28.8%	$1,244,117	28.1%
Interest-bearing demand and NOW accounts	1,045,831	24.8%	1,202,408	27.2%
Savings and money market	1,290,016	30.5%	1,319,881	29.9%
Time	673,670	15.9%	653,598	14.8%
Total deposits	$4,226,611	100.0%	$4,420,004	100.0%

Total deposits at September 30, 2022, were $4.23 billion, a decrease of $193.4 million, or 4.4%, compared to total deposits of $4.42 billion at December 31, 2021.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at September 30, 2022, and December 31, 2021.

	September 30, 2022	December 31, 2021
Interest-bearing demand
Reciprocal	$219,184	$308,374
Total interest-bearing demand	219,184	308,374
Savings and money market
Reciprocal	17,327	52,173
Total savings and money market	17,327	52,173
Time
Reciprocal	17,410	2,969
Non-reciprocal brokered	131,000	10,000
Total time	148,410	12,969
Total reciprocal and brokered deposits	$384,921	$373,516

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of September 30, 2022, and December 31, 2021.

	September 30, 2022	December 31, 2021	Change	%
	(Dollars in thousands)
3 months or less	$23,625	$88,969	$(65,344)	(73.4)%
Over 3 through 6 months	37,137	115,063	(77,926)	(67.7)%
Over 6 through 12 months	44,876	14,047	30,829	219.5%
Over 12 months	33,477	15,381	18,096	117.7%
Total Time Deposits	$139,115	$233,460	$(94,345)	(40.4)%

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

During the nine months ended September 30, 2022, and 2021, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and the Federal Reserve discount window.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities. Average loans were $3.22 billion for the nine months ended September 30, 2022, an increase of 11.7% over the December 31, 2021, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.8 years and a modified duration of 4.5 years at September 30, 2022.

Cash and cash equivalents were $155.4 million at September 30, 2022, a decrease of $104.5 million from the $260.0 million cash and cash equivalents at December 31, 2021. The decrease in cash and cash equivalents is driven primarily by $166.6 million net cash used in investing activities, partially offset by $4.4 million used in financing activities and $57.7 million provided by operating activities. Cash and cash equivalents at January 1, 2022, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities and FHLB borrowings during the first nine months of 2022 were used to originate or purchase loans and to purchase investment securities. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2022, and December 31, 2021, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2022, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

Non-GAAP Financial Measures

We identify certain financial measures discussed in this Quarterly Report as being “non-GAAP financial measures.” In accordance with SEC’s rules, we classify a financial measure as being a non-GAAP financial measure if that financial measure excludes or includes amounts, or is subject to adjustments that have the effect of excluding or including amounts, that are included or excluded, as the case may be, in the most directly comparable measure calculated and presented in accordance with GAAP in our statements of income, balance sheet or statements of cash flows. Non-GAAP financial measures do not include operating and other statistical measures or ratios, or statistical measures calculated using exclusively either financial measures calculated in accordance with GAAP, operating measures or other measures that are not non-GAAP financial measures or both.

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

	As of the period ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$395,806	$428,115	$452,015	$500,631	$417,749
Less: goodwill	53,101	53,101	54,465	54,465	31,601
Less: core deposit intangibles, net	11,598	12,554	13,830	14,879	12,963
Less: mortgage servicing asset, net	201	226	251	276	—
Less: naming rights, net	1,054	1,065	1,076	1,087	1,098
Tangible common equity	$329,852	$361,169	$382,393	$429,924	$372,087
Common shares issued at period end	16,017,834	16,106,818	16,454,966	16,760,115	14,365,785
Diluted common shares outstanding at period end	16,476,715	16,289,635	16,662,779	17,050,115	14,637,306
Book value per common share	$24.71	$26.58	$27.47	$29.87	$29.08
Tangible book value per common share	$20.59	$22.42	$23.24	$25.65	$25.90
Tangible book value per diluted common share	$20.33	$22.17	$22.95	$25.22	$25.42

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

	As of the period ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in thousands)
Total stockholders’ equity	$395,806	$428,115	$452,015	$500,631	$417,749
Less: goodwill	53,101	53,101	54,465	54,465	31,601
Less: core deposit intangibles, net	11,598	12,554	13,830	14,879	12,963
Less: mortgage servicing asset, net	201	226	251	276	—
Less: naming rights, net	1,054	1,065	1,076	1,087	1,098
Tangible common equity	$329,852	$361,169	$382,393	$429,924	$372,087
Total assets	$5,000,415	$5,002,156	$5,078,623	$5,137,631	$4,263,268
Less: goodwill	53,101	53,101	54,465	54,465	31,601
Less: core deposit intangibles, net	11,598	12,554	13,830	14,879	12,963
Less: mortgage servicing asset, net	201	226	251	276	—
Less: naming rights, net	1,054	1,065	1,076	1,087	1,098
Tangible assets	$4,934,461	$4,935,210	$5,009,001	$5,066,924	$4,217,606
Equity to assets	7.92%	8.56%	8.90%	9.74%	9.80%
Tangible common equity to tangible assets	6.68%	7.32%	7.63%	8.48%	8.82%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in thousands)
Total average stockholders’ equity	$436,191	$437,483	$492,599	$563,046	$422,879
Less: average intangible assets	66,445	68,978	70,181	61,186	46,335
Average tangible common equity	$369,746	$368,505	$422,418	$501,860	$376,544
Net income (loss) allocable to common stockholders	$15,171	$15,259	$15,650	$10,466	$11,773
Amortization of intangible assets	992	1,148	1,085	1,116	1,040
Less: tax effect	208	241	228	234	218
Adjusted net income allocable to common stockholders	$15,955	$16,166	$16,507	$11,348	$12,595
Return on total average stockholders’ equity (ROAE) annualized	13.80%	13.99%	12.88%	7.37%	11.05%
Return on average tangible common equity (ROATCE) annualized	17.12%	17.60%	15.85%	8.97%	13.27%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
	(Dollars in thousands)
Non-interest expense	$32,236	$31,436	$29,459	$38,089	$30,689
Less: loss on debt extinguishment	—	—	—	—	372
Less: merger expense	115	88	323	4,562	4,015
Non-interest expense, excluding loss on debt extinguishment and merger expense	$32,121	$31,348	$29,136	$33,527	$26,302
Net interest income	$41,944	$39,566	$39,289	$37,215	$38,975
Non-interest income	$8,969	$9,637	$9,022	$9,199	$7,831
Less: net gain on acquisition and branch sales	—	540	—	—	—
Less: net gain (loss) from securities transactions	(17)	(32)	40	8	381
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$8,986	$9,129	$8,982	$9,191	$7,450
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$50,930	$48,695	$48,271	$46,406	$46,425
Non-interest expense to net interest income plus non-interest income	63.32%	63.89%	60.98%	82.06%	65.57%
Efficiency Ratio	63.07%	64.38%	60.36%	72.25%	56.65%

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

The change in the impact of net interest income from the base case for September 30, 2022, and December 31, 2021, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment. The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the level of fixed rate investments and loans receivable that will not reprice to higher rates; variable rate advances; the variable rate subordinated debentures; the non-term deposits that will reprice up based on the projected interest rate beta; term deposits that mature and reprice at higher rates; and a portion of our portfolio of variable rate loans contain restrictions on the amount of repricing and frequency of repricing that limit the amount of repricing to the current higher rates. These factors result in the negative impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the decrease in investment income due to the negative convexity features of the fixed rate mortgage-backed securities, assumed prepayment of existing fixed rate loans receivable, the downward pricing of variable rate loans receivable, the constraint of the shock on non-term deposits and the level of term deposit repricing. Our mortgage-backed security portfolio is primarily comprised of fixed rate investments and as rates decrease, the level of prepayments is assumed to increase and cause the current higher rate investments to prepay and the assumed reinvestment will be at lower interest rates. Similar to our mortgage-backed securities, the model assumes that our fixed rate loans receivable will prepay at a faster rate and reinvestment will occur at lower rates. Term deposits repricing will only decrease the average cost paid by a minimal amount due to the assumed repricing occurring at maturity. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the EVE from the base case for September 30, 2022, and December 31, 2021, is due to being in a liability sensitive position and the level of convexity in pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of assets decrease faster than the value of liabilities and as interest rates decrease, the value of assets increase at a faster rate than liabilities. However, due to the level of convexity in fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At September 30, 2022, non-interest-bearing deposits were approximately $27.0 million or 2.2% lower than that deposit type at December 31, 2021. Substantially all investments and approximately 52.0% of loans are pre-payable and fixed rate and as rates decrease, the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates resulting in a smaller positive impact to the EVE.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2022	December 31, 2021
+300 basis points	(1.5)%	(4.4)%
+200 basis points	(0.9)%	(2.4)%
+100 basis points	(0.4)%	(1.0)%
0 basis points	—	—
-100 basis points	(3.0)%	(4.4)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2022	December 31, 2021
+300 basis points	(8.6)%	(2.8)%
+200 basis points	(6.0)%	0.7%
+100 basis points	(2.8)%	2.7%
0 basis points	—	—
-100 basis points	0.2%	(14.8)%

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

The following table presents shares that have been repurchased under the program during the third quarter of 2022.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2022 through July 31, 2022	15,412	$31.84	15,412	111,488
August 1, 2022 through August 31, 2022	111,488	$32.60	111,488	—
September 1, 2022 through September 30, 2022	—	$—	—	—
Total	126,900	$32.51	126,900	—

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

None

Item 6: Exhibits

Exhibit No.	Description
10.1*	Equity Bank Executive Deferred Compensation Plan, dated October 25, 2022.
10.2†

Equity Bancshares, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on September 20, 2022).

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

Equity Bancshares, Inc.

November 8, 2022	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 8, 2022	By:	/s/ Eric R. Newell
Date		Eric R. Newell
Executive Vice President and Chief Financial Officer