Form 10-K
period 2022-12-31
EQUITY BANCSHARES INC
filed 2023-03-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $445.1 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 28, 2023
Class A Common Stock, par value $0.01 per share	15,798,252
Class B Non-Voting Common Stock, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
an economic downturn, especially one affecting our core market areas;
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

Part I

Item 1: Business

Our Company

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 64 branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2022. As of December 31, 2022, we had, on a consolidated basis, total assets of $4.98 billion, total deposits of $4.24 billion, total loans (net of allowances) of $3.27 billion and total stockholders’ equity of $410.1 million.

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

As a result of these strategic and organic growth efforts, we have expanded our team of full-time equivalent employees from 19 to 732 and our network of branches from two to 65. We believe that we are well positioned to continue to be a strategic consolidator of community banks while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

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

Equity Bank Locations (64)
Bank Offices, $50mm-$300mm (1000+)
Bank Offices, $300mm-$750mm (150+)
Bank Offices, $750mm+ (150+)
NEBRASKA
IOWA
KANSAS
MISSOURI
OKLAHOMA
ARKANSAS

We believe many of these banks will continue to be burdened by new and more complex banking regulations, resource constraints, competitive limitations, rising technological and other business costs, management succession issues and liquidity concerns.

Despite the significant number of opportunities, we intend to continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding and compelling non-interest income-generating businesses. We believe consolidation will lead to organic growth opportunities for us following the integration of businesses we acquire. We also expect to continue to manage our branch network in order to ensure effective coverage for customers while minimizing any geographic overlap and driving corporate efficiency.

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
•
Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share. We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City, Wichita and Tulsa, and stable community markets within Western Kansas, Western Missouri, Topeka, Northern Arkansas and Northern Oklahoma. We

believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets. The following table shows our total deposits and loans (net of allowances) in our community markets and our metropolitan markets as of December 31, 2022, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$1,492,090	35%	$2,146,372	65%
Community markets(3)	$2,749,717	65%	$1,165,176	35%

(1)
Amounts in thousands.
(2)
Represents 15 locations in the Wichita, Kansas City and Tulsa metropolitan statistical areas (“MSAs”).
(3)
Represents 50 locations outside of the Wichita, Kansas City and Tulsa MSAs.

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
•
Focus on Commercial Banking. We are primarily a commercial bank. As measured by outstanding balances at December 31, 2022, commercial loans composed over 70.0% of our loan portfolio and within our commercial loan portfolio, 74.3% of such loans were commercial real estate loans and 25.7% were commercial and industrial loans. We have developed strong commercial relationships in our markets across a diversified range of sectors including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate. We have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards. Our relationship-based approach seeks to grow lending relationships with our customers as they expand their businesses, including geographically and through cross-selling our various other banking products, such as our deposit and treasury management products. We have a growing presence in attractive commercial banking markets, such as Wichita, Kansas City and Tulsa, which we believe present significant opportunities to continue to increase our business banking activities.
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
•
Strong Risk Management Practices. We place significant emphasis on risk management as an integral component of our organizational culture without sacrificing growth. We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, insurance, regulatory, legal and reputational risk) and that any exceptions are reported by senior management to our board of directors or audit committee. Our risk management practices are overseen by the Chairmen of our audit and risk committees, who have many years of combined banking experience, and our Chief Risk Officer, who has more than 25 years of banking and financial services experience. We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies and growing our business and footprint within our markets. We also believe our strong risk management practices are manifested in our asset quality statistics.

2022 Branch Sales

At the close of business on June 24, 2022, the Company sold three branch locations located in Belleville, Clyde and Concordia, Kansas to United Bank and Trust. Pursuant to the agreement, United Bank and Trust assumed the deposits and certain other liabilities and acquired the loans and certain other assets associated with the three branch locations.

At the close of business on November 10, 2022, the Company sold one branch location located in Cordell, Oklahoma to High Plains Bank. Pursuant to the agreement, High Plains Bank assumed the deposits and certain other liabilities and acquired the loans and certain other assets associated with the one branch location.

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

At December 31, 2022, we had total loans of $3.27 billion (net of allowances), representing 65.6% of our total assets. For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City, Tulsa and Wichita. Our loan portfolio consists primarily of commercial real estate loans, which were $1.72 billion and constituted 52.0% of our total loans as of December 31, 2022, commercial and industrial loans, which were $594.9 million and constituted 18% of our total loans as of December 31, 2022, and residential real estate loans, which were $570.6 million and constituted 17.2% of our total loans as of December 31, 2022. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas, Missouri and Oklahoma. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. Management believes the allowance for credit losses is adequate to cover incurred losses in our loan portfolio as of December 31, 2022.

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

Large Credit Relationships. As of December 31, 2022, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $367.2 million, or 11.1% of total loans. See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

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

The Bank’s legal lending limit as of December 31, 2022, on loans to a single borrower was $147.0 million. However, we typically maintain an in-house limit of $25.0 million for loans to a single borrower. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

In general, commercial and industrial loans may involve increased credit risk and, therefore, typically yield a higher return. The increased risk in commercial and industrial loans derives from the expectation that such loans generally are serviced principally from the operations of the business and those operations may not be successful. Any interruption or discontinuance of operating cash flows from the business, which may be influenced by events not under the control of the borrower such as economic events and changes in governmental regulations, could materially affect the ability of the borrower to repay the loan. In addition, the collateral securing commercial and industrial loans generally includes movable property such as equipment and inventory, which may decline in value more rapidly than we anticipate exposing us to increased credit risk. As a result of these additional complexities, variables and risks, commercial and industrial loans require extensive underwriting and servicing.

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

We design our consumer deposit products specifically for the lifestyles of clients in the communities we serve. Some accounts emphasize and reward debit card usage, while others appeal to higher deposit customers. We also utilize Equity Connect, which is our customer relationship management system, to assist our personnel in deepening and expanding current relationships by providing timely identification of potential needs. It also serves as a methodical tool to track customer onboarding and retention actions by account officers. We do participate in the Certificate of Deposit Registry Services (“CDARS”) as well as the Insured Cash Sweep ("ICS") both provided via Promontory Interfinancial Network as options for our customers to place funds and occasionally as a funding source.

We also bid for, and accept deposits from public entities in our markets.

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

Our Markets

As of December 31, 2022, we conducted banking operations through our 65 bank locations in Arkansas, Kansas, Missouri and Oklahoma. We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets. In particular, we believe our markets provide us with access to low cost, stable core deposits in smaller community markets that we can use to fund commercial loan growth in metropolitan areas.

We believe our existing and target markets are among some of the most attractive in the Midwestern United States. Our markets are home to thousands of manufacturing and trade jobs, and have experienced recent growth in the healthcare, consumer services and technology sectors. We believe the central geographic footprint of our markets provides numerous industrial plants, facilities and manufacturing businesses with a central shipping location from which they can distribute their products. Our markets also serve as the corporate headquarters for Koch Industries Inc., Hallmark Cards, Inc., H&R Block, Inc., American Century Investments, Garmin International, Inc., Cessna Aircraft Company, Seaboard Corporation, Cargill Meat Solutions, Spirit AeroSystems, Dairy Farmers of America, Quik Trip, ONEOK, Salina Vortex and Williams Companies and host a major presence for companies across a variety of industries, including Bombardier Learjet, Collective Brands, Inc., FedEx, Flexsteel, Hills Pet Nutrition, Inc., Textron Aviation Services, Tyson Foods, Schwan’s Company, Phillips 66, Rib Crib, Honeywell, T-Mobile, Oracle, and Bayer Corporation. We understand the community banking needs of the businesses and individuals within our markets and have focused on developing a commercial and personal banking platform to service such needs.

The markets in which we operate have generally experienced stable population growth over the past five years, with modest population growth expected over the next five years. Wichita is the largest metropolitan statistical authority (“MSA”) located fully in Kansas and the No. 93 MSA in the U.S. with a population of 647,000. Kansas City, Missouri and Kansas is the No. 31 largest MSA in the U.S. with a population of 2.2 million, and Tulsa, Oklahoma, is No. 54 with a MSA population of over 1 million.

In addition, we believe our markets are stable and have weathered various economic cycles relatively well. Household income in our states is expected to increase from 2023 through 2028 by 9.22%, while population growth grew by 4.33% from 2010 through 2023 and is expected to grow by 1.5% from 2022 through 2028. In Kansas City, households are expected to grow from 2023 to 2028 by 2.56%, Tulsa by 3.25% and Wichita by 1.12%, according to Claritas data provided by S&P Global.

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

Information Technology Systems

We continue to make significant investments in our information technology systems and staff for our banking and lending operations and treasury management activities. We believe this investment will support our continued growth, permit us to enhance our capabilities to offer new products and overall customer experience and enable us to provide scale for future growth and acquisitions. We use nationally recognized software vendors and their support allows us to operate our data processing and core systems in-house. Our internal network is maintained in-house. We house our back-up site is at a decentralized location. This back-up site is intended to provide for redundancy and disaster recovery capabilities in the event of a significant equipment failure or disaster.

The majority of our other systems, including our e-mail, electronic funds transfer, transaction processing and online banking services are hosted by third-party service providers. The scalability of this infrastructure will support our growth strategy. In addition, the tested capability of these vendors to automatically switch over to standby systems should allow us to recover our systems and provide business continuity quickly in case of a disaster.

Due to our heavy reliance on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial reporting and other systems, we utilize a layered cyber-security model designed to protect all systems and sensitive data. This layered model is composed of a variety of different components from a range of security vendors. The various components are centrally managed and monitored creating a multi-layered, interlocking, cyber-security defense system. We believe this defense system is dynamic and designed to adjust to protect against the latest cyber threats and attack vectors; however, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities or incidents. We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our customers’ confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers.

For a discussion of certain cyber-security risk, please see “Item 1A – Risk Factors”.

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

As of December 31, 2022, the Company employed 732 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

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

Activities Closely Related to Banking

The BHC Act prohibits a bank holding company, with certain limited exceptions, from acquiring direct or indirect ownership or control of more than five percent of the voting shares of any company that is not a bank or from engaging in any activities other than those of banking, managing or controlling banks and certain other subsidiaries or furnishing services to or performing services for its subsidiaries. Bank holding companies also may engage in or acquire interests in companies that engage in a limited set of activities that are so closely related to banking as to be a proper incident thereto. If a bank holding company has become a financial holding company (“FHC”), it may engage in a broader set of activities, including insurance underwriting and broker-dealer services as well as activities that are jointly determined by the Federal Reserve and the U.S. Treasury to be financial in nature or incidental to such financial activity. FHCs may also engage in activities that are determined by the Federal Reserve to be complementary to financial activities. To maintain FHC status, the bank holding company and all subsidiary depository institutions must be “well managed” and “well capitalized.” Additionally, all subsidiary depository institutions must have received at least a “Satisfactory” rating on its most recent Community Reinvestment Act (“CRA”) examination. Failure to meet these requirements may result in limitations on activities and acquisitions. During the fourth quarter of 2022, we elected to become a FHC.

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

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-banking subsidiaries which represent unsafe and unsound banking practices, or which constitute violations of laws or regulations. Notably, the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), provides that the Federal Reserve can assess civil money penalties for such practices or violations which can be as high as $1 million per day. FIRREA contains expansive provisions regarding the scope of individuals and entities against which such penalties may be assessed.

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

Rules on Regulatory Capital

Regulatory capital rules pursuant to the Basel III requirements (“Basel III rules”), require banks and bank holding companies to maintain a minimum common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%, a Tier 1 risk-based capital ratio of 6%, a total risk-based capital ratio of 8% and a leverage ratio of 4%. Under the Basel III rules, banks and bank holding companies must maintain a CET1 risk-based capital ratio of 6.5%, a Tier 1 risk-based capital ratio of 8%, a total risk-based capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and requirements. Banks and bank holding companies are also required to maintain a “capital conservation buffer” in excess of the minimum risk-based capital ratios. The buffer is intended to help ensure that banking organizations conserve capital when it is most needed, allowing them to better weather periods of economic stress. The minimum 2.5% buffer is composed solely of CET1 capital. If an institution’s capital conservation buffer is less than or equal to 2.5%, then the institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers.

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

In accordance with the Economic Growth, Regulatory Relief and Consumer Protection Act, which was enacted on May 24, 2018, the federal banking agencies published final rules implementing the community bank leverage ratio in November 2019. Under the final rules, which went into effect on January 1, 2020, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the community bank leverage ratio framework. A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than 9% leverage ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage ratio greater than 8%. A banking organization that fails to maintain a leverage ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Capital rules and file the appropriate regulatory reports. The Company and Equity Bank have not made an election to use the community bank leverage ratio framework but may make such an election in the future if eligible and doing so is advantageous.

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

Pursuant to FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2022, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

In addition, the BHC Act prohibits any entity from acquiring 25% or more (the BHC Act has a lower limit for acquirers that are existing bank holding companies) of a bank holding company’s or bank’s voting securities, or otherwise obtaining control or the power to exercise a “controlling influence” over a bank holding company or bank, without the prior approval of the Federal Reserve. On January 30, 2020, the Board of Governors of the Federal Reserve System adopted a final rule revising the Federal Reserve’s regulations related to determinations of whether a company has the ability to exercise a controlling influence over another company, including a bank holding company or a bank, for purposes of the BHC Act. The final rule establishes a comprehensive framework that employs several factors to determine if a company has control over another company, including the first company’s total voting and non-voting equity investment in the second company; director, officer and employee overlaps between the first company and the second company; and the scope of business relationships between the first company and the second company. The final rule went into effect on April 1, 2020.

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

For loans above certain threshold amounts, board approval is required, and the interested insider may not be involved. In addition, a bank may purchase an asset from or sell an asset to an insider only if the transaction is on market terms and if representing more than 10% of capital, is approved in advance by the majority of disinterested directors.

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

As of December 31, 2022, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

Recent cyber-attacks against bank and other institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking agencies to issue extensive guidance on cyber-security. The regulatory agencies may devote more resources to this part of their safety and soundness examination than they may have in the past.

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
the Fair Housing Act;
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

Violations of consumer protection laws and other regulations can result in significant potential liability, including actual damages, restitution and injunctive relief from litigation brought by customers, state attorney generals, the Department of Justice and other plaintiffs, as well as enforcement actions by banking regulators and reputational harm.

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
•
our financial instruments expose us to certain market risks and may increase the volatility of earnings and AOCI;
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
•
increasing scrutiny and evolving expectations from customers, regulators, investors and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks;
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
•
there is no guarantee that we will declare or pay cash dividends on our common stock;
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

Our loan portfolio includes many real estate secured loans, demand for which may decrease during economic downturns as a result of, among other things, an increase in unemployment, a decrease in real estate values and a slowdown in housing. If we see negative economic conditions develop in the United States as a whole or in our Arkansas, Kansas, Missouri and Oklahoma markets, we could experience higher delinquencies and loan charge-offs, which would reduce our net income and adversely affect our financial condition. Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce our earnings and adversely affect our financial condition.

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

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve. Actions by monetary and fiscal authorities, including the Federal Reserve, could lead to inflation, deflation or other economic phenomena that could adversely affect our financial performance. The primary impact of inflation on our operations most likely will be reflected in increased operating costs. Conversely, deflation generally will tend to erode collateral values and diminish loan quality. Virtually all of our assets and liabilities are monetary in nature. As a result, interest rates have a more significant impact on our performance than general levels of inflation or deflation. Interest rates do not necessarily move in the same direction or by the same magnitude as the prices of goods and services.

Volatility in commodity prices may adversely affect our financial condition and results of operations.

In addition to the geographic concentration of our markets, certain industry-specific economic factors also affect us. For example, while we do not have a concentration in energy lending, the industry is cyclical and recently has experienced a significant volatility in crude oil and natural gas prices. In addition, we make loans to customers involved in the agricultural industry, many of whom are also impacted by fluctuations in commodity prices. Volatility in commodity prices could adversely impact the ability of borrowers in these industries to perform under the terms of their borrowing arrangements with us and, as a result, a severe and prolonged decline in commodity prices may adversely affect our financial condition and results of operations. It is also difficult to project future commodity prices as they are dependent upon many different factors beyond our control.

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

There are significant risks associated with real estate-based lending. Real estate collateral may deteriorate in value during the time that credit is extended, in which case we might not be able to sell such collateral for an amount necessary to satisfy a defaulting borrower’s obligation to us. In that event, there could be a material adverse effect on our financial condition and results of operations. Additionally, commercial real estate loans are subject to unique risks. These types of loans are often viewed as having more risks than residential real estate or other consumer loans, primarily because relatively large amounts are loans to a relatively small number of borrowers. Thus, the deterioration of even a small number of these loans could cause a significant increase in the allowance for credit losses or loan charge-offs, which in turn could have a material adverse effect on our financial condition and results of operations. Furthermore, commercial real estate loans depend on cash flows from the property securing the debt. Cash flows may be affected significantly by general economic conditions and a downturn in a local economy in one of our markets or in occupancy rates where a property is located could increase the likelihood of default.

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

As of December 31, 2022, our ten largest loan relationships totaled over $367.2 million in loan exposure, or 11.1% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

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

Our financial instruments expose us to certain market risks and may increase the volatility of earnings and AOCI

We hold certain financial instruments measured at fair value. For those financial instruments measured at fair value, we are required to recognize the changes in the fair value of such instruments in earnings or accumulated other comprehensive income (“AOCI”) each quarter. Therefore, any increases or decreases in the fair value of these financial instruments have a corresponding impact on reported earnings or AOCI. Fair value can be affected by a variety of factors, many of which are beyond our control, including our credit position, interest rate volatility, capital markets volatility, and other economic factors. Accordingly, we are subject to mark-to-market risk and the application of fair value accounting may cause our earnings and AOCI to be more volatile than would be suggested by our underlying performance.

We may be adversely impacted by the transition from LIBOR as a reference rate.

In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate LIBOR. The publishers of LIBOR have stated that the rates used by the Company will cease to be published as of June 30, 2023. We occasionally have loans, derivative contracts, borrowings and other financial instruments with attributes that are either directly or indirectly dependent on LIBOR. The language in our contracts and financial instruments that define and use LIBOR have developed over time and have various events that trigger when a successor rate to the designated rate would be selected. If a trigger is satisfied, contracts and financial instruments often give the calculation agent (which may be us) discretion over the successor rate or benchmark to be selected.

Per the Adjustable Interest Rate (LIBOR) Act ("LIBOR Act"), the Federal Reserve was given the discretion to address the implementation, administration and calculation of the selected benchmark replacement in LIBOR contracts and included certain safe harbor provision to prevent litigation and ensure the continuity of contracts post-transition. The Federal Reserve issued the final rule implementing the LIBOR Act on December 16, 2022, which provided the safe harbor SOFR-based benchmark replacement indexes.

The transition from LIBOR could create additional costs and additional risk. Since proposed alternative rates are calculated differently, payments under contracts referencing new rates will differ from those referencing LIBOR. The transition will change our market risk profiles, requiring changes to risk and pricing models, valuation tools, product design and hedging strategies. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

Strategic Risks

Global health pandemics or outbreaks of highly contagious diseases occurring in the United States or in the geographies in which we conduct operations, could adversely affect the Company’s business operations, asset valuations, financial condition and results of operations.

The Company’s business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. Outbreaks of highly contagious or infectious diseases could negatively impact the ability of our employees and customers to conduct such transactions and disrupt the business activities and operations of our customers in the geographic areas in which we operate. The COVID-19 pandemic caused changes in the behavior of customers, businesses, and their employees, including illness, quarantines, social distancing practices, cancellation of events and travel, business and school shutdowns, reduction in commercial activity and financial transactions, supply chain interruptions, increased unemployment, and overall economic and financial market instability. Similar impacts could be experienced in the future if such an outbreak or pandemic were to occur again. Notwithstanding our contingency plans and other safeguards against pandemics or another contagious disease, the spread of contagion could negatively impact the availability of Equity Bank staff who are necessary to conduct our business operations, as well as potentially impact the business and operations third party service providers who perform critical services for us. If the response to contain a similar highly infectious or contagious disease, is unsuccessful, the Company could experience a material adverse effect on our business operations, asset valuations, financial condition, and results of operations. Material adverse impacts may include all or a combination of valuation impairments on the Company’s intangible assets, investments, loans, loan servicing rights, deferred tax assets, or counter-party risk derivatives.

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

As of December 31, 2022, our ten largest non-brokered depositors accounted for $301.0 million in deposits, or approximately 7.1% of our total deposits. Further, our non-brokered deposit account balance was $4.0 billion, or approximately 92.9% of our total deposits, as of December 31, 2022. Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

In recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or clients and their employees or other third parties and subjecting those agencies and corporations to potential fraudulent activity and their clients, clients and other third parties to identity theft and fraudulent activity in their credit card and banking accounts. Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs and capital expenditures required to correct the deficiencies and strengthen the security of data processing and storage systems.

Unfortunately, it is not always possible to anticipate, detect, or recognize these threats to our systems, or to implement effective preventative measures against all breaches, whether those breaches are malicious or accidental. Cyber-security risks for banking organizations have significantly increased in recent years and have been difficult to detect before they occur because, among other reasons:

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

Increasing scrutiny and evolving expectations from customers, regulators, investors, and other stakeholders with respect to our environmental, social and governance practices may impose additional costs on us or expose us to new or additional risks.

Companies are facing increasing scrutiny from customers, regulators, investors, and other stakeholders related to their environmental, social and governance (“ESG”) practices and disclosure. Investor advocacy groups, investment funds and influential investors are also increasingly focused on these practices, especially as they relate to the environment, health and safety, diversity, labor conditions and human rights. Increased ESG related compliance costs could result in increases to our overall operational costs. Failure to adapt to or comply with regulatory requirements or investor or stakeholder expectations and standards could negatively impact our reputation, ability to do business with certain partners, and our stock price. New government regulations could also result in new or more stringent forms of ESG oversight and expanding mandatory and voluntary reporting, diligence, and disclosure.

Risks Relating to the Regulation of Our Industry

We are subject to extensive regulation in the conduct of our business, which imposes additional costs on us and adversely affects our profitability.

As a bank holding company, we are subject to federal regulation under the BHC Act, and the examination and reporting requirements of the Federal Reserve. Federal regulation of the banking industry, along with tax and accounting laws, regulations, rules and standards, may limit our operations significantly and control the methods by which we conduct business, as they limit those of other banking organizations. Banking regulations are primarily intended to protect depositors, deposit insurance funds and the banking system as a whole and not stockholders or other creditors. These regulations affect lending practices, capital structure, investment practices, dividend policy and overall growth, among other things. For example, federal and state consumer protection laws and regulations limit the manner in which we may offer and extend credit. In addition, the laws governing bankruptcy generally favor debtors, making it more expensive and more difficult to collect from customers who become subject to bankruptcy proceedings.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses that are not incurred by private companies. We subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB and the NASDAQ Stock Market LLC, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

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
•
establish internal policies, including those relating to trading in our securities and disclosure controls and procedures;
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

A significant portion of our outstanding equity is currently held by various investment funds. These funds could have a significant level of influence because of their level of ownership, including a greater ability than you and our other stockholders to influence the election of directors and the potential outcome of other matters submitted to a vote of our stockholders, such as mergers, the sale of substantially all of our assets and other extraordinary corporate matters and affect the votes of our board of directors. The interests of these funds could conflict with the interests of our other stockholders, including you, and any future transfer by these funds of their shares of Class A common stock to other investors who have different business objectives could have a material adverse effect on our business, financial condition, results of operations and future prospects, and the market value of our Class A common stock.

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

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 9, 2023. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

Consumer and commercial banking are highly competitive industries. Our market areas contain not only a large number of community and regional banks, but also a significant presence of the country’s largest commercial banks. We compete with other state and national financial institutions, as well as savings and loan associations, savings banks and credit unions, for deposits and loans. In addition, we compete with financial intermediaries, such as consumer finance companies, commercial finance companies, mortgage banking companies, insurance companies, securities firms, mutual funds and several government agencies, as well as major retailers, all actively engaged in providing various types of loans and other financial services. Some of these competitors may have a long history of successful operations in our market areas and greater ties to local businesses and more expansive banking relationships, as well as more established depositor bases, fewer regulatory constraints and lower cost structures than we do. Competitors with greater resources may possess an advantage through their ability to maintain numerous banking locations in more convenient sites, to conduct more extensive promotional and advertising campaigns or to operate a more developed technology platform. Due to their size, many competitors may offer a broader range of products and services, as well as better pricing for certain products and services than we can offer. For example, in a low interest rate environment, competitors with lower costs of capital may solicit our customers to refinance their loans with a lower interest rate. Further, increased competition among financial services companies due to the recent consolidation of certain competing financial institutions may adversely affect our ability to market our products and services. Technology has lowered barriers to entry and made it possible for banks to compete in our market areas without a retail footprint by offering competitive rates and for non-banks to offer products and services traditionally provided by banks.

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

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had no balance as of December 31, 2022. This loan has a maximum lending commitment of $25.0 million. This loan was renewed subsequent to December 31, 2022, that set a new maturity date of February 10, 2024. If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset. In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

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

Item 1B: Unresolved Staff Comments

None

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207. Including our principal executive offices, as of December 31, 2022, we operated a total of 64 branches, consisting of seven branches in the Wichita, Kansas metropolitan area, seven branches in the Kansas City metropolitan area, two branches in Topeka, Kansas, eleven branches in Western Missouri, seven branches in Western Kansas, four branches in Southeast Kansas, seven branches in Southwest Kansas, five branches in Central Kansas, two branches in North Central Kansas, five branches in Northern Arkansas, one branch in the Tulsa, Oklahoma metropolitan area, four branches in Northern Oklahoma and two branches in Western Oklahoma. Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities. We believe all of our facilities are suitable for our operational needs. The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2022.

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Branches as of December 31, 2022
Owned	56
Leased(1)	7

(1) Included in this category is one branch in which the building is owned but the land is on a long-term lease expiring in January 2030.

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the NASDAQ Global Select Markets under the symbol “EQBK”. At February 28, 2023, there were 15,798,252 shares of our Class A common stock, outstanding and 265 stockholders of record for the Company’s Class A common stock. At February 28, 2023, no shares of our Class B common stock were outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2022.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans - stock options	379,096	$27.72	*
Equity compensation plans - restricted stock units	337,250	—	*
Equity compensation plans - available	716,346		757,789
Equity compensation plans - employee stock purchase plan	—	—	383,702
Equity compensation plans	716,346		1,141,491
Equity compensation plans not approved by security holders	—	—	—
Total	716,346	$27.72	1,141,491

* All securities remaining available for future issuance were available under our 2022 Omnibus Equity Plan as of December 31, 2022.

On April 26, 2022, the Company's shareholders approved the Company’s 2022 Omnibus Equity Plan (the Plan) to reserve 760,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors. The Plan replaced the Amended and Restated 2013 Stock Incentive Plan (2013 Plan). There were pour over shares available in the new plan from the previous plan due to forfeiture, cancellation, and expiration after the effective date. For the year ended December 31, 2022, there were pour over shares of 49,961 from our Amended and Restated 2013 Stock Incentive Plan, which are included in the available RSU balance at December 31, 2022.

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance. The ESPP was approved by the Company’s stockholders on April 24, 2019. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. At December 31, 2022 there were 383,702 shares available under the employee stock purchase plan for future issuance.

Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading December 31, 2017 to December 31, 2022, with the cumulative total return of the NASDAQ Composite Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period, including reinvestment of dividends. The performance graph assumes $100 is invested on December 31, 2017, in the Company’s common stock, the NASDAQ Composite Index and the NASDAQ Bank Index. Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchase of Common Stock

On September 16, 2022, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization of its repurchase of up to an additional 1,000,000 shares of the Company’s Class A Voting common stock, par value $0.01 per share, from time to time, beginning October 1, 2022, and concluding September 30, 2023.

On October 20, 2021, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization of its repurchase of up to an additional 1,000,000 shares of the Company’s Class A Voting common stock, par value $0.01 per share, from time to time, beginning October 30, 2021, and concluding October 29, 2022.

The following table presents shares that were repurchased under the repurchase program during the fourth quarter of 2022.

	Plan beginning October 1, 2022 to September 30, 2023
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2022 through October 31, 2022	110,064	$32.05	110,064	889,936
November 1, 2022 through November 30, 2022	17,558	35.99	17,558	872,378
December 1, 2022 through December 31, 2022	36,105	35.94	36,105	836,273
Total	163,727	$33.33	163,727	836,273

(1)Represents shares that may be repurchased under the 2022 repurchase plan

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – reconciliation of non-GAAP measures.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2022	2021	2020	2019	2018
Statement of Income Data
Interest and dividend income	$188,248	$157,368	$155,561	$175,499	$161,556
Interest expense	25,418	14,789	22,909	49,641	36,758
Net interest income	162,830	142,579	132,652	125,858	124,798
Provision (reversal) for credit losses	125	(8,480)	24,255	18,354	3,961
Net gain on acquisition	962	585	2,145	—	—
Net gain (loss) from securities transactions	5	406	11	14	(9)
Other non-interest income	34,990	31,851	23,867	24,974	19,734
Merger expense	594	9,189	299	915	7,462
Goodwill impairment	—	—	104,831	—	—
Loss on extinguishment of debt	—	372	—	—	—
Other non-interest expense	127,786	109,904	103,860	98,720	86,925
Income (loss) before income taxes	70,282	64,436	(74,570)	32,857	46,175
Provision for income taxes	12,594	11,956	400	7,278	10,350
Net income (loss)	57,688	52,480	(74,970)	25,579	35,825
Net income (loss) allocable to common stockholders	57,688	52,480	(74,970)	25,579	35,825
Basic earnings (loss) per share	3.56	3.49	(4.97)	1.64	2.33
Diluted earnings (loss) per share	3.51	3.43	(4.97)	1.61	2.28
Balance Sheet Data (at period end)
Cash and cash equivalents	$104,428	$259,954	$280,698	$89,291	$192,818
Securities available-for-sale	1,184,390	1,327,442	871,827	142,067	168,875
Securities held-to-maturity	1,948	—	—	769,059	748,356
Loans held for sale	349	4,214	12,394	5,933	2,972
Gross loans held for investment	3,311,548	3,155,627	2,591,696	2,556,652	2,575,408
Allowance for credit losses	45,847	48,365	33,709	12,232	11,454
Loans held for investment, net of allowance for credit losses	3,265,701	3,107,262	2,557,987	2,544,420	2,563,954
Goodwill and core deposit intangibles, net	63,697	69,344	47,658	156,339	153,437
Mortgage servicing asset, net	176	276	—	5	11
Naming rights, net	1,044	1,087	1,130	1,174	1,217
Total assets	4,981,651	5,137,631	4,013,356	3,949,578	4,061,716
Total deposits	4,241,807	4,420,004	3,447,590	3,063,516	3,123,447
Borrowings	281,734	151,891	133,857	383,632	464,676
Total liabilities	4,571,593	4,637,000	3,605,707	3,471,518	3,605,775
Total stockholders’ equity	410,058	500,631	407,649	478,060	455,941
Tangible common equity*	345,141	429,924	358,861	320,542	301,276
Performance ratios
Return on average assets (ROAA)	1.15%	1.18%	(1.87)%	0.64%	1.00%
Return on average equity (ROAE)	13.08%	11.75%	(16.14)%	5.52%	8.52%
Return on average tangible common equity (ROATCE)*	16.35%	14.10%	8.27%	9.22%	13.43%
Yield on loans	4.98%	4.77%	5.00%	5.73%	5.74%
Cost of interest-bearing deposits	0.53%	0.30%	0.66%	1.53%	1.15%
Net interest margin	3.51%	3.44%	3.63%	3.48%	3.81%
Efficiency ratio*	64.60%	63.01%	66.36%	65.45%	60.14%
Non-interest income / average assets	0.72%	0.74%	0.65%	0.63%	0.55%
Non-interest expense / average assets	2.56%	2.70%	5.23%	2.50%	2.62%
Dividend payout ratio	10.26%	4.84%	0.00%	0.00%	0.00%
Capital Ratios
Tier 1 Leverage Ratio	9.61%	9.09%	9.30%	9.02%	8.60%
Common Equity Tier 1 Capital Ratio	12.26%	12.03%	12.82%	11.63%	10.95%
Tier 1 Risk Based Capital Ratio	12.88%	12.67%	13.37%	12.15%	11.45%
Total Risk Based Capital Ratio	16.08%	15.96%	17.35%	12.59%	11.86%
Equity / Assets	8.23%	9.74%	10.16%	12.10%	11.23%
Book value per share	$25.74	$29.87	$28.04	$30.95	$28.87
Tangible book value per share*	$21.67	$25.65	$24.68	$20.75	$19.08
Tangible common equity to tangible assets*	7.02%	8.48%	9.05%	8.45%	7.71%
* Indicates non-GAAP financial measure. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for reconciliation to the most directly comparable GAAP measure.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 65 full-service branches located in Arkansas, Kansas, Missouri and Oklahoma. As of December 31, 2022, we had, on a consolidated basis, total assets of $4.98 billion, total deposits of $4.24 billion, total loans held for investment, net of allowances, of $3.27 billion and total stockholders’ equity of $410.1 million. Net income for the year ended December 31, 2022, was $57.7 million, compared to net income of $52.5 million for the year ended December 31, 2021.

History and Background

From 2003 through 2022, we completed a series of twenty acquisitions, two charter consolidations and two branch dispositions. We seek to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations. In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire. Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically. In addition, we concentrate on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships. We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross selling our depository products to our loan customers.

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

Highlights for the Year Ended December 31, 2022

•
Net income of $57.7 million, or $3.51 diluted earnings per share, for the year ended December 31, 2022, compared to net income of $52.5 million, or $3.43 diluted earnings per share, for the year ended December 31, 2021, an increase of $5.2 million, or 9.9%.
•
Dividends declared of $5.8 million, or $0.36 per share, for the year ended December 31, 2022 representing a full year of dividends, compared to $2.5 million, or $0.16 per share, for the year ended December 31, 2021.
•
Net interest income of $162.8 million for the year ended December 31, 2022, compared to net interest income of $142.6 million for the year ended December 31, 2021, an increase of $20.2 million, or 14.2%.
•
Total loans held for investment of $3.31 billion at December 31, 2022, compared to $3.16 billion at December 31, 2021, an increase of $155.9 million, or 4.9%.
•
Total nonperforming assets of $18.2 million at December 31, 2022, compared to $66.0 million at December 31, 2021, a decrease of $47.8 million, or 72.4%.
•
Return on average equity of 13.08% at December 31, 2022, compared to 11.75% at December 31, 2021, an increase of 1.3%.
•
Return on average tangible common equity of 16.35 % at December 31, 2022, compared to 14.10% at December 31, 2021, an increase of 2.3%.

Critical Accounting Policies

The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements. Our accounting policies are described in “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Consolidated Financial Statements.

The accounting policies that management believes are the most critical to an understanding of our financial condition and results of operations and require complex management judgment are described below.

Allowance for Credit Losses: The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date; however, determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The actual realized facts and circumstances may be different than those currently estimated by management and may result in significant changes in the allowance for credit losses in future periods. The allowance for credit losses for loans, as reported in our consolidated balance sheets, is adjusted by provision for credit losses, which is recognized in earnings and is reduced by the charge-off amounts, net of recoveries.

The Company utilizes primarily two methods for estimating the allowance for credit losses and the method used depends on the status of the underlying loans. Non-performing loans primarily utilize a collateral specific fair value impairment method and performing loans primarily utilize a historical loss method. The performing loan method utilizes a probability of default (PD) and loss given default (LGD) modeling approach for historical loss coupled with a macroeconomic factor analysis derived from a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within our geographical footprint. The macroeconomic regression is based on a multivariate approach and includes key indicators that provide the highest cumulative adjusted R-square figure. Economic factors include, but are not limited to, national unemployment, gross domestic product, market interest rates and property pricing indices. To arrive at the most predictive calculation, a lag factor was applied to these inputs, resulting in current and historic economic inputs driving the projection of loss over our reasonable and supportable forecast period, which management has defined as 12 months for all portfolio segments. Following the reasonable and supportable forecast period, loss experience immediately reverts to the current historical loss experience of the Company. The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in projected economic sentiment, portfolio concentrations, policy exceptions, personnel retention, independent loan review results, collateral considerations, risk ratings and competition. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors. The resultant loss rates are applied to the estimated future exposure at default (EAD), as determined based on contractual amortization terms through an average default month and estimated prepayment experience in arriving at the quantitative reserve within our allowance for credit losses.

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of December 31, 2022. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Likewise, changing economic conditions, both positive and negative, to the extent significant could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the year ended December 31, 2022, management performed a qualitative analysis and has determined that there was not evidence of a triggering event during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

For information comparing our results of operations for the year ended December 31, 2021, to year ended December 31, 2020, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.

Net Income

Year ended December 31, 2022, compared with year ended December 31, 2021

For the year ended December 31, 2022, there was net income allocable to common stockholders of $57.7 million, compared to a net income allocable to common stockholders of $52.5 million for the year ended December 31, 2021, an increase of $5.2 million. This change was primarily driven by increases in net interest income after provision for loan losses of $11.6 million and non-interest income of $3.1 million, partially offset by an increase in non-interest expense of $8.9 million. The changes in the components of net income are discussed in more detail below in the following sections of “Results of Operations.”

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

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2022, 2021, and 2020. The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2022			December 31, 2021			December 31, 2020
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets
Loans(1)
Commercial and industrial	$583,295	$32,258	5.53%	$714,561	$41,580	5.82%	$763,971	$35,601	4.66%
Commercial real estate	1,259,257	65,122	5.17%	1,040,443	48,676	4.68%	952,082	50,667	5.32%
Real estate construction	363,902	18,269	5.02%	277,307	10,256	3.70%	238,015	10,947	4.60%
Residential real estate	597,196	22,004	3.68%	498,164	19,341	3.88%	449,789	19,894	4.42%
Agricultural real estate	201,295	11,399	5.66%	153,607	8,122	5.29%	133,813	8,008	5.98%
Agricultural	125,342	6,697	5.34%	108,276	5,361	4.95%	88,206	4,944	5.61%
Consumer	102,185	5,110	5.00%	88,383	3,998	4.52%	70,064	4,603	6.57%
Total loans	3,232,472	160,859	4.98%	2,880,741	137,334	4.77%	2,695,940	134,664	5.00%
Taxable securities	1,185,750	22,713	1.92%	976,942	15,996	1.64%	727,451	15,521	2.13%
Nontaxable securities	106,955	2,698	2.52%	105,522	2,843	2.69%	122,783	3,682	3.00%
Federal funds sold and other	107,278	1,978	1.84%	182,443	1,195	0.65%	112,053	1,694	1.51%
Total interest-earning assets	4,632,455	188,248	4.06%	4,145,648	157,368	3.80%	3,658,227	155,561	4.25%
Non-interest-earning assets
Other real estate owned, net	10,144			10,510			7,578
Premises and equipment, net	102,165			93,539			86,487
Bank-owned life insurance	121,741			103,255			75,998
Goodwill and other intangibles, net	67,747			50,831			130,329
Other non-interest-earning assets	88,860			28,017			41,089
Total assets	$5,023,112			$4,431,800			$3,999,708
Interest-bearing liabilities
Interest-bearing demand deposits	$1,124,828	7,248	0.64%	$1,032,938	2,165	0.21%	$805,651	3,157	0.39%
Savings and money market	1,308,536	3,549	0.27%	1,129,869	1,540	0.14%	989,457	2,736	0.28%
Savings, NOW and money market	2,433,364	10,797	0.44%	2,162,807	3,705	0.17%	1,795,108	5,893	0.33%
Certificates of deposit	663,790	5,524	0.83%	625,562	4,550	0.73%	704,921	10,689	1.52%
Total interest-bearing deposits	3,097,154	16,321	0.53%	2,788,369	8,255	0.30%	2,500,029	16,582	0.66%
FHLB term and line of credit advances	79,775	2,094	2.63%	16,797	169	1.01%	213,155	2,292	1.08%
Federal Reserve Bank discount window	3	—	0.25%	3	—	0.25%	2,462	6	0.24%
Bank stock loan	—	—	—%	—	—	—%	12,061	415	3.44%
Subordinated borrowings	96,133	6,771	7.04%	89,785	6,261	6.97%	49,500	3,509	7.09%
Other borrowings	55,036	232	0.42%	45,819	104	0.23%	45,041	105	0.23%
Total interest-bearing liabilities	3,328,101	25,418	0.76%	2,940,773	14,789	0.50%	2,822,248	22,909	0.81%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	1,203,167			1,021,261			678,713
Non-interest-bearing liabilities	50,962			22,971			34,139
Stockholders’ equity	440,882			446,795			464,608
Total liabilities and stockholders’ equity	$5,023,112			$4,431,800			$3,999,708
Net interest income		$162,830			$142,579			$132,652
Interest rate spread			3.30%			3.30%			3.44%
Net interest margin(2)			3.51%			3.44%			3.63%
Total cost of deposits, including non-interest bearing deposits	$4,300,321	$16,321	0.38%	$3,809,630	$8,255	0.22%	$3,178,742	$16,582	0.52%
Average interest-earning assets to interest-bearing liabilities			139.19%			140.97%			129.62%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2022, as compared to the year ended December 31, 2021, and the year ended December 31, 2021, as compared to the year ended December 31, 2020.

Analysis of Changes in Net Interest Income

	2022 vs. 2021			2021 vs. 2020
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets
Loans
Commercial and industrial	$(7,340)	$(1,982)	$(9,322)	$(2,421)	$8,400	$5,979
Commercial real estate	10,956	5,490	16,446	4,455	(6,446)	(1,991)
Real estate construction	3,736	4,277	8,013	1,645	(2,336)	(691)
Residential real estate	3,689	(1,026)	2,663	2,017	(2,570)	(553)
Agricultural real estate	2,667	610	3,277	1,107	(993)	114
Agricultural	889	447	1,336	1,038	(621)	417
Consumer	664	448	1,112	1,032	(1,637)	(605)
Total loans	15,261	8,264	23,525	8,873	(6,203)	2,670
Taxable securities	3,743	2,974	6,717	4,586	(4,111)	475
Nontaxable securities	38	(183)	(145)	(487)	(352)	(839)
Federal funds sold and other	(658)	1,441	783	748	(1,247)	(499)
Total interest-earning assets	$18,384	$12,496	$30,880	$13,720	$(11,913)	$1,807
Interest-bearing liabilities
Savings, NOW and money market	$486	$6,606	$7,092	$1,079	$(3,267)	$(2,188)
Certificates of deposit	290	684	974	(1,092)	(5,047)	(6,139)
Total interest-bearing deposits	776	7,290	8,066	(13)	(8,314)	(8,327)
FHLB term and line of credit advances	1,348	577	1,925	(1,989)	(134)	(2,123)
Federal Reserve Bank discount window	—	—	—	(6)	—	(6)
Bank stock loan	—	—	—	(415)	—	(415)
Subordinated borrowings	446	64	510	2,810	(58)	2,752
Other borrowings	25	103	128	1	(2)	(1)
Total interest-bearing liabilities	2,595	8,034	10,629	388	(8,508)	(8,120)
Net Interest Income	$15,789	$4,462	$20,251	$13,332	$(3,405)	$9,927

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

Year ended December 31, 2022, compared with year ended December 31, 2021

The increase in net interest income before the provision for credit losses is primarily due to the increase in the volume of interest-earnings assets and a 26 basis point increase in average rates of interest-earning assets, partially offset by a 26 basis point increase in yields on interest bearing liabilities. The increase in average volume of interest-earning assets was primarily due to increases in loans.

The increase in interest income was driven by the $351.7 million increase in average loan volume. The average balance of commercial real estate increased by $218.8 million, or 21.0%, and the average yield increased by 49 basis points for the year ended December 31, 2022, the average balance of residential real estate increased by $99.0 million, or 19.9%, and the average yield decreased by 20 basis points, real estate construction increased by $86.6 million or 31.2% and the average yield increased by 132 basis points for the year ended December 31, 2022, offset by a decrease in the average balance of commercial and industrial of $131.3 million for the year ended December 31, 2022. The impact to net interest income from loan fees for the year ended December 31, 2022, was $2.5 million compared to $19.5 million for the year ended December 31, 2021. Additionally, the average balance of taxable securities increased by $208.8 million or 21.4% and an increase in the average yield of 28 basis points, for the year ended December 31, 2022.

Average balance of interest bearing deposits increased by $308.8 million, or 11.1%, and the average cost increased by 23 basis points for the year ended December 31, 2022. The average balances of borrowings from the FHLB increased by $63.0 million from an average balance of $16.8 million for the year ended December 31, 2021, to an average balance of $79.8 million for the year ended December 31, 2022, coupled with a 162 basis point increase in average borrowing cost resulted in a increase in interest expense of $1.9 million. The increase in FHLB borrowings was used to fund the increases in loan and investment securities volume. The interest expense on subordinated borrowings for the year ended December 31, 2022, was $6.8 million compared to $6.3 million for the year ended December 31, 2021, an increase of $510 thousand. Total cost of interest-bearing liabilities increased 26 basis points to 0.76% for the year ended December 31, 2022, from 0.50% for the year ended December 31, 2021.

Net interest spread remained unchanged at 3.30% at December 31, 2022 and 2021 primarily due to the increase in the cost of interest-bearing liabilities keeping pace with the increase in the yield on interest-earning assets. The overall driver of market interest rate changes in 2022 was primarily due to the Federal Reserve raising the federal funds target rate seven times during the calendar year 2022 that totaled 425 basis points, with more increases expected in 2023. The increase in net interest margin is largely due to increases in the volume and to a lesser extent, interest rates on interest-earning assets, including loans and taxable securities offset by the increases in interest rates and to a lesser extent volume, on interest-bearing liabilities, including deposits and FHLB advances.

Provision for Credit Losses

We maintain an allowance for credit losses for estimated losses in our loan portfolio. The allowance for credit losses is increased by a provision for credit losses, which is a charge to earnings, and subsequent recoveries of amounts previously charged-off, but is decreased by charge-offs when the collectability of a loan balance is unlikely. Management estimates the allowance balance required using past loan loss experience within the Company’s portfolio. This historical loss calculation is then modified to reflect quantitative economic circumstances based on evidenced economic conditions and regression formulas which incorporate lag factors in identifying a sufficiently predictive adjusted-R square as well as qualitative factors not inherently reflected in our historical loss or quantitative economic inputs. Included in our qualitative assessment is the consideration of prospective economic conditions over the next 12 months, considered the Company’s reasonable and supportable forecast period. As these factors change, the amount of the credit loss provision changes.

Year ended December 31, 2022, compared with year ended December 31, 2021

There was a $125 thousand provision for credit losses for the year ended December 31, 2022, compared to a reversal of provision for credit losses of $8.5 million for the year ended December 31, 2021. The provision for credit losses recorded during the period ended December 31, 2022, is the result of overall portfolio loan growth, slowing prepayment rates, increases in management qualitative adjustments and net charge-offs during the period which were partially offset by decreases in historical loss rates and decreases in specific impairment. The decrease in impairments on specifically evaluated loans was primarily due to loans returning to performing status and to a lesser extent, the charge-off of loans deemed uncollectible.

For additional detail see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses.” Net charge-offs for the year ended December 31, 2022, were $2.6 million as compared to net charge-offs of $8.7 million for the year ended December 31, 2021. For the year ended December 31, 2022, gross charge-offs were $3.3 million offset by gross recoveries of $700 thousand. In comparison, gross charge-offs were $11.4 million for the year ended December 31, 2021, offset by gross recoveries of $2.7 million.

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

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2022, 2021, and 2020.

Non-Interest Income

For the Years Ended December 31,

				2022 vs. 2021		2021 vs. 2020
(Dollars in thousands)	2022	2021	2020	Change	%	Change	%
Service charges and fees	$10,632	$8,596	$6,856	$2,036	23.7%	$1,740	25.4%
Debit card income	10,677	10,236	9,136	441	4.3%	1,100	12.0%
Mortgage banking	1,416	3,306	3,153	(1,890)	(57.2)%	153	4.9%
Increase in value of bank-owned life insurance	3,113	3,506	1,941	(393)	(11.2)%	1,565	80.6%
Other
Investment referral income	539	678	567	(139)	(20.5)%	111	19.6%
Trust income	1,036	1,140	433	(104)	(9.1)%	707	163.3%
Insurance sales commissions	566	545	275	21	3.9%	270	98.2%
Recovery on zero-basis purchased loans	249	85	134	164	192.9%	(49)	(36.6)%
Income (loss) from equity method investments	(222)	(222)	(210)	—	—%	(12)	5.7%
Other non-interest income	6,984	3,981	1,582	3,003	75.4%	2,399	151.6%
Total other	9,152	6,207	2,781	2,945	47.4%	3,426	123.2%
Subtotal	34,990	31,851	23,867	3,139	9.9%	7,984	33.5%
Gain on acquisition	962	585	2,145	377	64.4%	(1,560)	(72.7)%
Net gain (loss) from securities transactions	5	406	11	(401)	(98.8)%	395	3,590.9%
Total non-interest income	$35,957	$32,842	$26,023	$3,115	9.5%	$6,819	26.2%

Year ended December 31, 2022, compared with year ended December 31, 2021

Non-interest income improved in 2022 by 9.5% driven by continued expansion of customer service charges and recovery on zero-basis purchased loans as well as loan repurchase obligation reversal fees, credit card fees and check commission which are included in ‘Other non-interest income’ and collectively improved by $2.0 million reflecting the Company’s continued emphasis on offering innovative products to our customer base.

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2022, 2021, and 2020.

Non-Interest Expense

For the Year Ended December 31,

				2022 vs. 2021		2021 vs. 2020
(Dollars in thousands)	2022	2021	2020	Change	%	Change	%
Salaries and employee benefits	$62,006	$54,198	$54,129	$7,808	14.4%	$69	0.1%
Net occupancy and equipment	12,223	10,137	8,784	2,086	20.6%	1,353	15.4%
Data processing	15,883	13,261	10,991	2,622	19.8%	2,270	20.7%
Professional fees	4,951	4,713	4,282	238	5.0%	431	10.1%
Advertising and business development	5,042	3,370	2,498	1,672	49.6%	872	34.9%
Telecommunications	1,916	1,966	1,873	(50)	(2.5)%	93	5.0%
FDIC insurance	1,140	1,665	2,088	(525)	(31.5)%	(423)	(20.3)%
Courier and postage	1,881	1,429	1,441	452	31.6%	(12)	(0.8)%
Free nationwide ATM expense	2,103	2,019	1,609	84	4.2%	410	25.5%
Amortization of core deposit intangibles	4,042	4,174	3,850	(132)	(3.2)%	324	8.4%
Loan expense	828	934	789	(106)	(11.3)%	145	18.4%
Other real estate owned	589	(188)	2,310	777	(413.3)%	(2,498)	(108.1)%
Loss on debt extinguishment	—	372	—	(372)	100.0%	372	—%
Other	15,182	12,226	9,216	2,956	24.2%	3,010	32.7%
Subtotal	127,786	110,276	103,860	17,510	15.9%	6,416	6.2%
Merger expenses	594	9,189	299	(8,595)	(93.5)%	8,890	2,973.2%
Goodwill impairment	—	—	104,831	—	—%	(104,831)	(100.0)%
Total non-interest expense	$128,380	$119,465	$208,990	$8,915	7.5%	$(89,525)	(42.8)%

Year ended December 31, 2022, compared with year ended December 31, 2021

The increase in non-interest expense was primarily due to increases in salaries and employee benefits of $7.8 million, other non-interest expense of $3.0 million, data processing of $2.6 million and net occupancy and equipment of $2.1 million, offset by a decrease in merger expenses of $8.6 million. These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits: There was a $7.8 million increase in salaries and benefits for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase reflects the full year effect of the addition of staff related to the October 2021 ASBI acquisition and the December 2021 Security acquisition. Additionally, for the year ended December 31, 2022, there was an increase in share-based compensation expense of $697 thousand, employee insurance of $408 thousand and employee payroll taxes of $362 thousand. Included in salaries and employee benefits is share-based compensation expense of $3.3 million for the year ended December 31, 2022, and $2.6 million for the year ended December 31, 2021.

Net occupancy and equipment: Net occupancy and equipment includes expenses related to the use of premises and equipment, such as depreciation, operating lease payments, repairs and maintenance, insurance, property taxes and utilities, net of incidental rental income of excess facilities. The increase reflects the full year effect of the October 2021 ASBI acquisition and the December 2021 Security acquisition as well as increases in maintenance and repair on buildings, furniture and equipment of $451 thousand and operating lease expenses of $262 thousand.

Data processing: The $2.6 million increase was principally due to increased data processing/debit card expense of $1.5 million and software license expenses of $615 thousand.

Advertising and business development: The $1.7 million increase was principally due to increased advertising media expense of $867 thousand driven by deposit campaigns and community sponsorships of $529 thousand.

Professional fees: The increase of $238 thousand was principally due to an increase in accounting fees of $248 thousand, partially offset by a decrease in consulting fees of $104 thousand.

Other real estate owned: As detailed in “NOTE 5 – OTHER REAL ESTATE OWNED” in the Notes to Consolidated Financial Statements, other real estate owned expenses, including provision for unrealized losses, were $2.0 million, partially offset by gains on sale and transfer to other real estate of $422 thousand and income from other real estate owned properties of $1.0 million, for the year ended December 31, 2022.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, limited partnership tax credits and provision for unfunded commitments. There was a $3.0 million increase in other non-interest expense for the year ended December 31, 2022, as compared to the year ended December 31, 2021. This increase was primarily due to increases in write-off of tax credit investments of $762 thousand, ATM and debit card losses of $645 thousand, employee expenses including hotel and travel of $532 thousand, CRA partnership losses of $407 thousand and recruiting of $236 thousand.

Merger expenses: Merger expenses include legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses. During 2022, the Company incurred merger expenses of $439 thousand related to the ASBI acquisition, $137 thousand related to the Security acquisition and $18 thousand related to the branch sale to United Bank and Trust.

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

The Company’s non-interest expense, less goodwill impairment, to net interest income plus non-interest income decreased from the period ended December 31, 2021, to December 31, 2022, primarily due to net interest income plus non-interest income increasing at a higher rate than non-interest expense less goodwill impairment, as discussed in “Results of Operations – Non-GAAP Financial Measures.” The efficiency ratio increased during the same time period due to non-interest expense, excluding goodwill impairment and merger expenses, increasing at a higher proportional rate than net interest income and non-interest income, excluding net gains on security transactions and gain on acquisition, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Year ended December 31, 2022, compared with year ended December 31, 2021

The effective income tax rate for the year ended December 31, 2022, was 17.9% as compared to the U.S. statutory rate of 21.0%. The effective income tax rate for the year ended December 31, 2021, was 18.5% as compared to the U.S. statutory rate of 21.0%. As detailed in “NOTE 15 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rates differed from the U.S. statutory rates primarily due to non-taxable income, non-deductible expenses, and tax credits. The Company made an investment in solar tax credits during the years ended December 31, 2021 and December 31, 2022 which impacted the effective income tax rate for each period.

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

Financial Condition

Overview

Our total assets decreased $156.0 million, or 3.0%, from $5.14 billion at December 31, 2021, to $4.98 billion at December 31, 2022. The decrease in total assets was primarily from decreases in cash and cash equivalents of $157.9 million and securities of $141.1 million, partially offset by an increase in loans of $158.4 million. Our total liabilities decreased $65.4 million, or 1.4%, from $4.64 billion at December 31, 2021, to $4.57 billion at December 31, 2022. The decrease in total liabilities was from decreases in total deposits of $178.2 million, partially offset by an increase in FHLB advances debt of $138.9 million. Our total stockholders’ equity decreased $90.6 million, or 18.1%, from $500.6 million at December 31, 2021, to $410.1 million at December 31, 2022.

Loan Portfolio

Loans are the largest category of earning assets and typically provide higher yields than other types of earning assets. Gross loans (excluding the effect of branch sales during 2022) held for investment increased by $182.1 million, or 5.8%, compared with December 31, 2021. Growth consisted of $235.9 million, or 15.9%, from commercial real estate, $27.9 million, or 4.9%, from commercial and industrial, from $24.5 million, or 12.4%, from agricultural real estate and from $7.7 million, or 7.8%, from consumer, offset by decreases of $67.0 million, or 10.5% and from residential real estate, $47.0 million, or 28.1%, from agricultural. We also had a decrease in loans classified as held for sale of $3.9 million, or 91.7%, from December 31, 2021.

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

At December 31, 2022, gross total loans were 78.1% of deposits and 66.5% of total assets. At December 31, 2021, gross total loans were 71.5% of deposits and 61.5% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2022		2021		2020
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$594,863	18.0%	$567,497	18.0%	$734,495	28.3%
Real estate loans:
Commercial real estate	1,721,268	52.0%	1,486,148	47.1%	1,188,696	45.9%
Residential real estate	570,550	17.2%	638,087	20.2%	381,958	14.7%
Agricultural real estate	199,189	6.0%	198,330	6.3%	133,693	5.2%
Total real estate loans	2,491,007	75.2%	2,322,565	73.6%	1,704,347	65.8%
Agricultural	120,003	3.6%	166,975	5.3%	94,322	3.6%
Consumer	105,675	3.2%	98,590	3.1%	58,532	2.3%
Total loans held for investment	$3,311,548	100.0%	$3,155,627	100.0%	$2,591,696	100.0%
Total loans held for sale	$349	100.0%	$4,214	100.0%	$12,394	100.0%
Total loans held for investment (net of allowances)	$3,265,701	100.0%	$3,107,262	100.0%	$2,557,987	100.0%

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2022, and December 31, 2021, are summarized in the following tables.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2022
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$194,487	$310,839	$84,930	$4,607	$594,863
Real Estate:
Commercial real estate	331,226	1,042,683	279,759	67,600	1,721,268
Residential real estate	1,293	9,647	122,509	437,101	570,550
Agricultural real estate	47,696	112,387	31,295	7,811	199,189
Total real estate	380,215	1,164,717	433,563	512,512	2,491,007
Agricultural	79,055	32,688	3,714	4,546	120,003
Consumer	35,026	45,258	23,091	2,300	105,675
Total	$688,783	$1,553,502	$545,298	$523,965	$3,311,548
Loans with a predetermined fixed interest rate	$218,417	$771,980	$181,239	$306,537	$1,478,173
Loans with an adjustable/floating interest rate	470,366	781,522	364,059	217,428	1,833,375
Total	$688,783	$1,553,502	$545,298	$523,965	$3,311,548

	As of December 31, 2021
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$172,409	$300,312	$88,124	$6,652	$567,497
Real Estate:
Commercial real estate	247,339	834,277	355,479	49,053	1,486,148
Residential real estate	6,594	14,066	136,994	480,433	638,087
Agricultural real estate	53,703	83,861	47,176	13,590	198,330
Total real estate	307,636	932,204	539,649	543,076	2,322,565
Agricultural	113,138	41,003	6,809	6,025	166,975
Consumer	36,714	40,361	18,352	3,163	98,590
Total	$629,897	$1,313,880	$652,934	$558,916	$3,155,627
Loans with a predetermined fixed interest rate	$258,334	$875,796	$235,609	$334,122	$1,703,861
Loans with an adjustable/floating interest rate	371,563	438,084	417,325	224,794	1,451,766
Total	$629,897	$1,313,880	$652,934	$558,916	$3,155,627

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	As of December 31,
	2022	2021	2020
	(Dollars in thousands)
Nonaccrual loans	$17,601	$29,361	$43,689
Accruing loans 90 or more days past due	—	256	143
OREO acquired through foreclosure, net	600	7,582	10,698
Other repossessed assets	47	28,799	67
Total nonperforming assets	$18,248	$65,998	$54,597
Ratios:
Nonperforming assets to total assets	0.37%	1.28%	1.36%
Nonperforming assets to total loans plus OREO	0.55%	2.09%	2.10%

Nonperforming assets (“NPAs”) include loans on nonaccrual status, accruing loans 90 or more days past due, restructured loans, other real estate acquired through foreclosure and other repossessed assets. The change in nonperforming assets is primarily due to nonaccrual loans moving back to performing status and by the Company's liquidation of OREO and other repossessed assets during 2022.

The nonperforming loans at December 31, 2022, consisted of 196 separate credits and 163 separate borrowers. We had seven nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2022. There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by lenders and we also monitor delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At December 31, 2022, the Company had $37.6 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $32.6 million at December 31, 2021.

For additional information about the risk category by class of loans see “NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Notes to Consolidated Financial Statements. At December 31, 2022, loans considered unclassified increased to 98.2% of total loans from 96.8% of total loans at December 31, 2021.

Risk Category of Loans by Class

	As of December 31, 2022
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$566,549	$28,314	$594,863
Real estate:
Commercial real estate	1,714,793	6,475	1,721,268
Residential real estate	567,179	3,371	570,550
Agricultural real estate	186,760	12,429	199,189
Total real estate	2,468,732	22,275	2,491,007
Agricultural	112,880	7,123	120,003
Consumer	105,328	347	105,675
Total	$3,253,489	$58,059	$3,311,548

	As of December 31, 2021
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$530,783	$36,714	$567,497
Real estate:
Commercial real estate	1,454,545	31,603	1,486,148
Residential real estate	632,973	5,114	638,087
Agricultural real estate	184,428	13,902	198,330
Total real estate	2,271,946	50,619	2,322,565
Agricultural	152,497	14,478	166,975
Consumer	98,268	322	98,590
Total	$3,053,494	$102,133	$3,155,627

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

With respect to potential problem loans, all monitored and under-performing loans are reviewed and individually evaluated for credit loss. If we determine that a loan has individually assessed credit loss, then we evaluate the borrower’s overall financial condition to determine the need, if any, for possible write downs or appropriate additions to the allowance for credit losses based on the unlikelihood of full repayment of principal and interest in accordance with the contractual terms or the net realizable value of the pledged collateral.

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

Analysis of allowance for credit losses: At December 31, 2022, the allowance for credit losses totaled $45.8 million, or 1.38% of total loans. At December 31, 2021, the allowance for credit losses totaled $48.4 million, or 1.53% of total loans.

The $2.5 million reduction in the allowance for credit losses was the result of a $6.5 million increase in the allowance for credit losses on collectively evaluated loans offset by a $9.1 million decrease in specific reserves. The allowance for credit losses calculation on loans collectively evaluated at December 31, 2022, totaled $40.9 million, or 1.2%, of the $3.29 billion of the loans portfolio, compared to an allowance for credit losses of $34.3 million, or 1.14%, of the $3.06 billion in loans collectively evaluated at December 31, 2021. The increase in the collectively evaluated calculation was primarily the result of a $2.5 million increase in estimated historical losses based on historical loss rates coupled with a $4.1 million increase in management qualitative adjustment which is the Company's estimated increase in historical loss rates from current economic conditions. The overall decrease in the allowance as a percentage of total loans is primarily the result of decreases in the allowance on loans specifically evaluated for credit losses and the increase in overall loan balances from December 31, 2021, to December 31, 2022 of $155.9 million.

Net losses as a percentage of average loans was 0.08% for the twelve months ended December 31, 2022, as compared to 0.30% for the twelve months ended December 31, 2021, and 0.10% for the twelve months ended December 31, 2020.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses

(Dollars in thousands)

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Total loans outstanding (1)	1,721,268	594,863	570,550	199,189	120,003	105,675	3,311,548
Net charge-offs	1,193	590	56	27	35	742	2,643
Average loan balance (1)	1,623,159	583,295	595,494	201,295	125,342	102,186	3,230,771
Non-accrual loan balance	2,689	5,838	3,206	2,052	3,468	348	17,601
Loans to total loans outstanding	52.0%	18.0%	17.2%	6.0%	3.6%	3.2%	100.0%
ACL to total loans	1.0%	2.5%	1.5%	0.4%	2.0%	2.2%	1.4%
Net charge-offs to average loans	0.1%	0.1%	—%	—%	—%	0.7%	0.1%
Non-accrual loans to total loans	0.2%	1.0%	0.6%	1.0%	2.9%	0.3%	0.5%
ACL to non-accrual loans	622.2%	256.1%	268.5%	39.9%	70.8%	655.5%	260.5%

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Total loans outstanding (1)	1,486,148	567,497	638,087	198,330	166,975	98,590	3,155,627
Net charge-offs	(129)	7,870	(52)	473	(21)	504	8,645
Average loan balance (1)	1,317,750	714,561	491,747	153,607	108,276	88,383	2,874,324
Non-accrual loan balance	6,833	6,557	5,075	4,398	6,175	323	29,361
Loans to total loans outstanding	47.1%	18.0%	20.2%	6.3%	5.3%	3.1%	100.0%
ACL to total loans	1.5%	2.2%	0.9%	1.1%	2.2%	2.1%	1.5%
Net charge-offs to average loans	—%	1.1%	—%	0.3%	—%	0.6%	0.3%
Non-accrual loans to total loans	0.5%	1.2%	0.8%	2.2%	3.7%	0.3%	0.9%
ACL to non-accrual loans	329.0%	186.8%	109.6%	50.8%	60.8%	646.4%	164.7%

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Total loans outstanding (1)	1,188,696	734,495	381,958	133,693	94,322	58,532	2,591,696
Net charge-offs	219	1,248	401	173	3	734	2,778
Average loan balance (1)	1,190,097	763,971	443,312	133,813	88,206	70,064	2,689,463
Non-accrual loan balance	7,582	23,457	2,955	4,111	5,312	272	43,689
Loans to total loans outstanding	45.9%	28.3%	14.7%	5.2%	3.6%	2.3%	100.0%
ACL to total loans	0.8%	1.7%	1.2%	0.7%	0.8%	10.3%	1.3%
Net charge-offs to average loans	—%	0.2%	0.1%	0.1%	—%	1.0%	0.1%
Non-accrual loans to total loans	0.6%	3.2%	0.8%	3.1%	5.6%	0.5%	1.7%
ACL to non-accrual loans	118.9%	53.1%	154.3%	22.0%	14.3%	2,213.2%	77.2%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at December 31, 2022, is adequate to cover current expected losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2022.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At December 31, 2022, securities represented 23.8% of total assets compared with 25.8% at December 31, 2021.

At the date of purchase, debt securities are classified into one of two categories, held-to-maturity or available-for-sale. We do not purchase securities for trading purposes. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities are classified as held-to-maturity and carried at cost, adjusted for the amortization of premiums and the accretion of discounts, in the financial statements only if management has the positive intent and ability to hold those securities to maturity. Debt securities not classified as held-to-maturity are classified as available-for-sale and measured at fair value in the financial statements with unrealized gains and losses reported, net of deferred income tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in total interest and dividend income. Also included in total interest and dividend income are dividends received on stock investments in the Federal Reserve Bank of Kansas City and the FHLB of Topeka. These stock investments are stated at cost.

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$123,196	$106,406	$124,898	$123,407
U.S. Treasury securities	257,690	232,158	157,289	155,602
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,776	498,606	661,584	664,887
Private label residential mortgage-backed securities	190,889	163,560	173,717	171,688
Corporate	56,642	52,374	52,555	53,777
Small Business Administration loan pools	12,915	12,181	16,568	16,475
State and local subdivisions	130,311	119,105	138,404	141,606
Total available-for-sale securities	$1,332,419	$1,184,390	$1,325,015	$1,327,442

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	December 31,
	2022		2021
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,108	$1,108	$—	$—
State and local subdivisions	840	865	—	—
Total held-to-maturity securities	$1,948	$1,973	$—	$—

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2022, and December 31, 2021. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts. There were no held-to-maturity securities at December 31, 2021.

	December 31, 2022
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$49,100	0.74%	$54,094	1.51%	$3,212	1.96%	$106,406	1.17%
U.S. Treasury securities	—	—%	222,552	1.18%	9,606	1.32%	—	—%	232,158	1.19%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	89,698	1.44%	161,354	1.86%	247,554	2.50%	498,606	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	163,560	2.21%	163,560	2.21%
Corporate	—	—%	7,904	6.20%	44,470	4.65%	—	—%	52,374	4.88%
Small Business Administration loan pools	—	—%	—	—%	7,676	3.53%	4,505	1.79%	12,181	2.89%
State and political subdivisions(1)	4,958	2.61%	18,601	2.42%	42,088	2.31%	53,458	2.50%	119,105	2.43%
Total available-for-sale securities	4,958	2.61%	387,855	1.35%	319,288	2.27%	472,289	2.39%	1,184,390	2.02%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	1,108	4.96%	1,108	4.96%
State and political subdivisions(1)	—	0.00%	—	0.00%	—	0.00%	840	4.57%	840	4.57%
Total held-to-maturity securities	—	0.00%	—	0.00%	—	0.00%	1,948	4.79%	1,948	4.79%
Total debt securities	$4,958	2.61%	$387,855	1.35%	$319,288	2.27%	$474,237	2.40%	$1,186,338	2.02%
(1)
The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2021
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$1,001	2.78%	$29,524	0.50%	$84,810	1.37%	$8,072	1.89%	$123,407	1.21%
U.S. treasury securities	—	—%	48,008	1.14%	107,594	1.10%	—	—%	155,602	1.11%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	69,734	1.35%	211,965	1.65%	383,188	2.05%	664,887	1.85%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	171,688	1.62%	171,688	1.62%
Corporate	—	—%	—	—%	53,777	4.18%	—	—%	53,777	4.18%
Small Business Administration loan pools	—	—%	—	—%	9,669	0.93%	6,806	1.76%	16,475	1.27%
State and political subdivisions(1)	7,259	2.60%	21,038	2.43%	44,640	2.26%	68,669	2.36%	141,606	2.35%
Total available-for-sale securities	8,260	2.62%	168,304	1.28%	512,455	1.79%	638,423	1.96%	1,327,442	1.81%
Total debt securities	$8,260	2.62%	$168,304	1.28%	$512,455	1.79%	$638,423	1.96%	$1,327,442	1.81%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At December 31, 2022, and December 31, 2021, 62.1% and 66.3% of the

mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.1 years and 4.4 years and a modified duration of 4.3 years and 4.1 years.

Deposits

Our lending and investing activities are primarily funded by deposits. A variety of deposit accounts are offered with a wide range of interest rates and terms including demand, savings, money market and time deposits. We rely primarily on competitive pricing policies, convenient locations, comprehensive marketing strategy and personalized service to attract and retain these deposits.

The following table shows our composition of deposits at December 31, 2022, 2021, and 2020.

Composition of Deposits

	December 31,
	2022		2021		2020		2022 vs. 2021		2021 vs. 2020
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Change	%	Change	%
	(Dollars in thousands)
Non-interest-bearing demand	$1,097,899	25.9%	$1,244,117	28.1%	$791,639	22.9%	$(146,218)	(11.8)%	$452,478	57.2%
Interest-bearing demand and NOW accounts	1,061,264	25.0%	1,202,408	27.2%	1,016,424	29.5%	(141,144)	(11.7)%	185,984	18.3%
Savings and money market	1,268,320	29.9%	1,319,881	29.9%	1,012,673	29.4%	(51,561)	(3.9)%	307,208	30.3%
Time	814,324	19.2%	653,598	14.8%	626,854	18.2%	160,726	24.6%	26,744	4.3%
Total deposits	$4,241,807	100.0%	$4,420,004	100.0%	$3,447,590	100.0%	$(178,197)	(4.0)%	$972,414	28.2%

The following tables show deposits sold in 2022 branch dispositions, as of the time of such dispositions.

	United Bank and Trust Branch Sale
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$15,817	30.0%
Interest-bearing demand and Now accounts	9,039	17.2%
Savings and money market	19,576	37.1%
Time	8,282	15.7%
Total deposits	$52,714	100.0%

	High Plains Bank Branch Sale
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,925	10.1%
Interest-bearing demand and Now accounts	3,664	19.2%
Savings and money market	7,300	38.3%
Time	6,168	32.4%
Total deposits	$19,057	100.0%

The following tables show deposits assumed in 2021 acquisitions, as of the time of such acquisitions.

	ASBI Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$254,944	38.1%
Interest-bearing demand and NOW accounts	95,023	14.2%
Savings and money market	221,187	33.1%
Time	97,695	14.6%
Total deposits	$668,849	100.0%

	Security Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$19,724	26.3%
Interest-bearing demand and NOW accounts	13,713	18.3%
Savings and money market	26,132	34.8%
Time	15,509	20.6%
Total deposits	$75,078	100.0%

The following table shows deposits assumed in 2020 acquisitions, as of the time of such acquisitions.

	Almena Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$11,737	18.8%
Interest-bearing demand and NOW accounts	6,238	10.0%
Savings and money market	5,835	9.3%
Time	38,662	61.9%
Total deposits	$62,472	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2022, 2021, and 2020.

Average Deposit Balances and Average Rate Paid

	December 31,
	2022		2021		2020
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand	$1,203,167	—%	$1,021,261	—%	$678,713	—%
Interest-bearing demand and NOW accounts	1,124,828	0.64%	1,032,938	0.21%	805,651	0.39%
Savings and money market	1,308,536	0.27%	1,129,869	0.14%	989,457	0.28%
Time	663,790	0.83%	625,562	0.73%	704,921	1.52%
Total deposits	$4,300,321		$3,809,630		$3,178,742

Included in interest-bearing demand deposits are Insured Cash Sweep (“ICS”) reciprocal demand deposit balances of $282.7 million at December 31, 2022, and $308.4 million at December 31, 2021, and $256.0 million at December 31, 2020. Also included in savings and money market deposits at December 31, 2022, 2021, and 2020, are ICS reciprocal money-market deposit balances of $17.7 million, $52.2 million, and $23.7 million. These balances represent customer funds placed in ICS that allow Equity Bank to break large demand and money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. These deposits are placed in ICS but are Equity Bank’s customer relationships that management views as core funding.

Included in time deposits are Certificate of Deposit Account Registry Service (“CDARS”) program balances of $11.8 million, $3.0 million, and $14.9 million at December 31, 2022 and 2021, and 2020. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table provides information on the maturity distribution of time deposits of $250,000 or more as of December 31, 2022, and December 31, 2021.

	December 31,
	2022	2021
	(Dollars in thousands)
3 months or less	$40,578	$88,969
Over 3 through 6 months	51,365	115,063
Over 6 through 12 months	19,191	14,047
Over 12 months	34,586	15,381
Total Time Deposits	$145,720	$233,460

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

FHLB advances: FHLB advances include both draws against our line of credit and fixed rate term advances. Each term advance is payable in full at its maturity date and contains a provision for prepayment penalties. Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements. See “NOTE 11 – BORROWINGS” in the Notes to Consolidated Financial Statements for additional information.

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

During the years ended December 31, 2022, 2021, and 2020, our liquidity needs have primarily been met by core deposits, securities and loan maturities, as well as amortizing payment from investment securities and loans. Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit, subordinated notes and borrowings from the FHLB.

Our largest sources of funds are deposits, fed funds sold, retail repurchase agreements and subordinated debt, and our largest uses of funds are the origination or purchases of loans and investment securities purchases. Average loans were $3.23 billion for the year ended December 31, 2022, an increase of 12.2% over average loans of $2.88 billion for the year ended December 31, 2021. Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our investment securities portfolio has a weighted average life of 5.1 years and a modified duration of 4.4 years at December 31, 2022. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base, FHLB advances and other borrowing relationships.

Cash Flow Overview

During 2022, operating activities provided $74.1 million of liquidity, which was offset by financing activities use of $15.4 million and investing activities use of $214.2 million of cash assets, ultimately decreasing total cash and cash equivalents by $155.5 million. The cash usage in investing activities was driven mostly by purchases of securities of $182.0 million and the net increase in loans held for investment of $181.9 million, partially offset by proceeds from securities of $168.4 million and proceeds from sale of foreclosed assets of $29.9 million. The cash usage in financing activities was driven mostly by decreases in deposits of $106.3 million and purchases of treasury stock of $33.2 million.

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

For information related to cash flow during 2020, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 9, 2021.

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

Capital Resources

Capital management consists of providing equity to support our current and future operations. The bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets that they hold. As a bank holding company and a state-chartered Fed member bank, the Company and Equity Bank are subject to regulatory capital requirements.

Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes, as of December 31, 2022, and December 31, 2021, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2022, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The total decrease in stockholders’ equity of $90.6 million was principally attributable to decreases in accumulated other comprehensive income of $115.3 million and treasury stock of $33.2 million, partially offset by an increase in retained earnings of $51.8 million. For additional information about the Company’s capital see "NOTE 14 – STOCKHOLDERS' EQUITY", “NOTE 16 – REGULATORY MATTERS” and "NOTE 19 – SHARE-BASED PAYMENTS" in Notes to Consolidated Financial Statements.

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

The non-GAAP financial measures that we discuss in this Annual Report on Form 10-K should not be considered in isolation or as a substitute for the most directly comparable or other financial measures calculated in accordance with GAAP. Moreover, the manner in which we calculate the non-GAAP financial measures that we discuss in this Annual Report on Form 10-K may differ from that of other companies reporting measures with similar names. You should understand how such other banking organizations calculate their financial measures similar or with names similar to the non-GAAP financial measures that we have discussed in this Annual Report on Form 10-K when comparing such non-GAAP financial measures.

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

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands, except share data)
Total stockholders’ equity	$410,058	$500,631	$407,649	$478,060	$455,941
Less: goodwill	53,101	54,465	31,601	136,432	131,712
Less: core deposit intangibles, net	10,596	14,879	16,057	19,907	21,725
Less: mortgage servicing asset, net	176	276	—	5	11
Less: naming rights, net	1,044	1,087	1,130	1,174	1,217
Tangible common equity	$345,141	$429,924	$358,861	$320,542	$301,276
Common shares outstanding at period end	15,930,112	16,760,115	14,540,556	15,444,434	15,793,095
Diluted common shares outstanding at period end	16,163,253	17,050,115	14,540,556	15,719,810	16,085,729
Book value per common share	$25.74	$29.87	$28.04	$30.95	$28.87
Tangible book value per common share	$21.67	$25.65	$24.68	$20.75	$19.08
Tangible book value per diluted common share	$21.35	$25.22	$24.68	$20.39	$18.73

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

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Total stockholders’ equity	$410,058	$500,631	$407,649	$478,060	$455,941
Less: goodwill	53,101	54,465	31,601	136,432	131,712
Less: core deposit intangibles, net	10,596	14,879	16,057	19,907	21,725
Less: mortgage servicing asset, net	176	276	—	5	11
Less: naming rights, net	1,044	1,087	1,130	1,174	1,217
Tangible common equity	$345,141	$429,924	$358,861	$320,542	$301,276
Total assets	$4,981,651	$5,137,631	$4,013,356	$3,949,578	$4,061,716
Less: goodwill	53,101	54,465	31,601	136,432	131,712
Less: core deposit intangibles, net	10,596	14,879	16,057	19,907	21,725
Less: mortgage servicing asset, net	176	276	—	5	11
Less: naming rights, net	1,044	1,087	1,130	1,174	1,217
Tangible assets	$4,916,734	$5,066,924	$3,964,568	$3,792,060	$3,907,051
Equity / assets	8.23%	9.74%	10.16%	12.10%	11.23%
Tangible common equity to tangible assets	7.02%	8.48%	9.05%	8.45%	7.71%

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on amortization of intangible assets (tax rates used in this calculation were 21% for 2022, 2021, 2020, 2019 and 2018) (c) return on average tangible common equity as adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Total average stockholders’ equity	$440,882	$446,795	$464,608	$463,445	$420,453
Less: average intangible assets	67,746	50,831	130,329	158,410	139,131
Average tangible common equity	$373,136	$395,964	$334,279	$305,035	$281,322
Net income (loss) allocable to common stockholders	$57,688	$52,480	$(74,970)	$25,579	$35,825
Plus: goodwill impairment, net of actual tax effect	—	—	99,526	—	—
Amortization of intangible assets	4,186	4,242	3,898	3,218	2,492
Less: estimated tax effect on intangible asset amortization	879	891	819	676	523
Adjusted net income allocable to common stockholders	$60,995	$55,831	$27,635	$28,121	$37,794
Return on average equity (ROAE)	13.08%	11.75%	(16.14)%	5.52%	8.52%
Return on average tangible common equity (ROATCE)	16.35%	14.10%	8.27%	9.22%	13.43%

Efficiency Ratio: The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate the efficiency ratio by dividing non-interest expense, excluding goodwill impairment, merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gains on the sale of available-for-sale securities and other securities transactions, and the net gain on acquisition. The GAAP-based efficiency ratio is non-interest expense less goodwill impairment, divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses, loss on debt extinguishment, net gains on the sale of available-for-sale securities and other securities transactions, and the net gain on acquisition.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	December 31,
	2022	2021	2020	2019	2018
	(Dollars in thousands)
Non-interest expense	$128,380	$119,465	$208,990	$99,635	$94,387
Less: goodwill impairment	—	—	104,831	—	—
Less: merger expenses	594	9,189	299	915	7,462
Less: loss on debt extinguishment	—	372	—	—	—
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$127,786	$109,904	$103,860	$98,720	$86,925
Net interest income	$162,830	$142,579	$132,652	$125,858	$124,798
Non-interest income	$35,957	$32,842	$26,023	$24,988	$19,725
Less: gain on acquisition and branch sales	962	585	2,145	—	—
Less: net gains (losses) from securities transactions	5	406	11	14	(9)
Non-interest income, excluding net gains (losses) from security transactions and gain on acquisition	$34,990	$31,851	$23,867	$24,974	$19,734
Non-interest expense, less goodwill impairment, to net interest income plus non-interest income	64.58%	68.10%	65.64%	66.05%	65.31%
Efficiency Ratio	64.60%	63.01%	66.36%	65.45%	60.14%

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

Our exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of certain members of senior management, in accordance with policies approved by the Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, securities purchase and sale activities, commitments to originate loans, and the maturities of investment securities and borrowings. Additionally, the ALCO reviews liquidity, projected cash flows, maturities of deposits, and consumer and commercial deposit activity.

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

The change in the impact of net interest income from the base case for December 31, 2022 and 2021 was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.

December 31, 2022 Analysis

The increase in the level of negative impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans that will reprice to higher interest rates and non-term deposits that will adjust to higher rates but at a slower pace. These factors result in the positive impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable and the level of term deposit repricing; and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments. Term deposits repricing will only decrease the average cost paid by some amount due to the assumed repricing occurring at maturity. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2022, is due to us being in a liability sensitive position and the level of convexity in our prepayable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate prepayable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario; however, due to the current level of convexity in our fixed rate prepayable assets becoming less negative and positive, in some cases, on a portion of or portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At December 31, 2022, non-interest-bearing deposits were approximately $1.10 billion, or 11.8%, lower than that deposit type at December 31, 2021. Substantially all investments and approximately 55.4% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

December 31, 2021 Analysis

The change in the impact of net interest income from the base case for December 31, 2021, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.

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

The change in the economic value of equity from the base case for December 31, 2021, is due to us being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. However, due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At December 31, 2021, non-interest-bearing deposits were approximately $1.24 billion, or 57.2%, higher than that deposit type at December 31, 2020. Substantially all investments and approximately 54.0% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

The following table summarizes the simulated immediate change in net interest income for twelve months as of the dates indicated.

Market Risk

	Impact on Net Interest Income
	December 31,
Change in prevailing interest rates	2022	2021
+300 basis points	5.0%	(4.4)%
+200 basis points	3.3%	(2.4)%
+100 basis points	1.6%	(1.0)%
0 basis points	—%	—%
-100 basis points	(2.3)%	(4.4)%

	Impact on Economic Value of Equity
	December 31,
Change in prevailing interest rates	2022	2021
+300 basis points	(10.7)%	(2.8)%
+200 basis points	(6.6)%	0.7%
+100 basis points	(3.3)%	2.7%
0 basis points	—%	—%
-100 basis points	0.7%	(14.8)%

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

Report on Management’s Assessment of Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined under Rules 13a-15(f) and 15d-15(f) of the Exchange Act). The Company’s internal control system is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2022, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2022.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, has been audited by Crowe LLP, Indianapolis, Indiana, (U.S. PCAOB Auditor Firm I.D. 173), the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2022, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.

Item 9B: Other Information

None

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

Part III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held in April 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held in April 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held in April 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held in April 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be held in April 2023, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

10.2†

Amended and Restated Employment Agreement, dated November 5, 2021, between Equity Bank, Equity Bancshares, Inc. and Brad S. Elliott (incorporated by reference to Exhibit 10.4 to Equity Bancshares, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 9, 2022).

10.3†

Amended and Restated Employment Agreement, dated October 31, 2021, among Equity Bank, Equity Bancshares, Inc. and Gregory H. Kossover (incorporated by reference to Exhibit 10.5 to Equity Bancshares, Inc.’s Annual Report on Form 10-K, filed with the SEC on March 9, 2022).

Exhibit No.	Description

10.4†

Amended and Restated Employment Agreement, dated November 5, 2021, between Equity Bank, Equity Bancshares, Inc. and Julie Huber (incorporated by reference to Exhibit 10.4 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2021).

10.5†

Employment Agreement, dated November 5, 2021, among Equity Bank and Craig L. Anderson, (incorporated by reference to Exhibit 10.3 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2021).

10.6†

Employment Agreement, dated April 30, 2020, by and between Equity Bank and Eric Newell, (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on May 1, 2020).

10.7†

Employment Agreement, dated November 5, 2021, between Equity Bank, Equity Bancshares, Inc. and Brett A. Reber (incorporated by reference to Exhibit 10.5 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2021).

10.8†*	Employment Agreement, dated December 20, 2021, between Equity Bank, Equity Bancshares, Inc. and John Creech.

10.9†

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

10.14†

Equity Bancshares, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 17, 2022).

10.15†

Equity Bancshares, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 17, 2022).

10.16†

Equity Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 10-Q filed with the SEC on November 8, 2022).

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

Exhibit No.	Description

10.19

Amended Loan and Security Agreement, dated March 13, 2017, between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 16, 2017).

10.20

Second Amendment to Loan and Security Agreement, dated March 12, 2018. Between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2018).

10.21

Third Amendment to Loan and Security Agreement, dated March 11, 2019, Between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 14, 2019).

10.22

The Fourth Amendment to Loan and Security Agreement and Promissory Notes Modification Agreement, dated June 29, 2020, by and among Equity Bancshares, Inc., as Borrower, and ServisFirst Bank, as Lender (incorporated by reference to Exhibit 10.3 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on July 2, 2020).

10.23

Fifth Amendment to Loan and Security Agreement, dated February 11, 2022, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on February 18, 2022).

10.24

Sixth Amendment to Loan and Security Agreement, dated February 10, 2023, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 06, 2023).

21.1*	List of Subsidiaries of Equity Bancshares, Inc.

23.1*	Consent of Crowe LLP.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

Exhibit No.	Description
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 9, 2023
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Eric R. Newell	Executive Vice President and Chief Financial	March 9, 2023
Eric R. Newell	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Gregory H. Kossover	Director, Executive Vice President and Chief	March 9, 2023
Gregory H. Kossover	Operating Officer

/s/ Gary C. Allerheiligen	Director	March 9, 2023
Gary C. Allerheiligen

/s/ James S. Loving	Director	March 9, 2023
James S. Loving

/s/ Junetta M. Everett	Director	March 9, 2023
Junetta M. Everett

/s/ Gregory L. Gaeddert	Director	March 9, 2023
Gregory L. Gaeddert

/s/ Benjamen M. Hutton	Director	March 9, 2023
Benjamen M. Hutton

/s/ R. Renee Koger	Director	March 9, 2023
R. Renee Koger

/s/ Jerry P. Maland	Director	March 9, 2023
Jerry P. Maland

/s/ Shawn D. Penner	Director	March 9, 2023
Shawn D. Penner

/s/ Leon H. Borck	Director	March 9, 2023
Leon H. Borck

/s/ Kevin E. Cook	Director	March 9, 2023
Kevin E. Cook

*By: /s/ Eric R. Newell
Attorney-in-Fact
March 9, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Equity Bancshares, Inc.

Wichita, Kansas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Qualitative Adjustments

As described in Notes 1 and 4 to the financial statements and noted in the Change in Accounting Principle paragraph above, the Company adopted ASC 326, Financial Instruments – Credit Losses as of January 1, 2021. The current expected credit loss (“CECL”) impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. See change in accounting principle explanatory paragraph above. As of December 31, 2022, the Company’s allowance for credit losses on loans was $45.8 million and the provision for credit losses on loans was $125,000 for the year then ended.

The Company measures the allowance for credit losses utilizing a probability of default (“PD”) and loss given default (“LGD”) modeling approach for historical loss. The estimated PD and LGD rates are applied to the estimated exposure at default (“EAD”) to calculate expected credit losses. The Company’s CECL model utilizes a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within the Company’s geographical footprint. The methodologies utilized to develop and implement the macroeconomic factors that drive the loss estimates use multivariate regression modeling techniques. The process involved the selection of the macroeconomic factors and the evaluation of regression analysis outputs to determine the statistical fit of the macroeconomic factors used to forecast expected credit losses. The Company also adjusts for changes in qualitative factors not inherently considered in the quantitative analyses. Significant management judgment is required in evaluating the qualitative adjustments used in the analysis.

We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management. The principal considerations resulting in our determination included the following:

•
Significant auditor judgment and effort were used to evaluate reasonableness of the PD, LGD and EAD assumptions
•
Significant auditor judgement and audit effort were used to evaluate the application of the reasonable and supportable forecast of economic variables
•
Significant auditor judgement and effort were used in evaluating the qualitative adjustments used in the calculation
•
Significant audit effort related to the relevance and reliability of the high volume of data used in the model computation

The primary audit procedures we performed to address this critical audit matter included:

•
Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, loan segmentation, reasonable and supportable forecasts, qualitative adjustments and model validation
•
Testing the effectiveness of controls over the relevance and reliability of loan data used in the computation of the PD models and LGD assumptions
•
Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including the reasonableness of qualitative adjustments and mathematical accuracy and appropriateness of the overall calculation
•
Testing the effectiveness of controls over the relevant macroeconomic variables, including the review of the regression analysis output and the relevance and reliability of third-party data used
•
With the assistance of our valuation specialists, evaluating the reasonableness of assumptions and judgments related to the PD, LGD, EAD and loan segmentation, the conceptual design of the credit loss estimation models, model assumption sensitivity analysis and the adequacy of the independent model validation
•
Substantively tested management’s qualitative factor adjustments and assessed the relevance and reliability of the data used, including evaluating management’s judgments and assumptions for reasonableness
•
Substantively testing the mathematical accuracy of the PD, LGD and EAD model on a pooled loan level including the relevance and reliability of loan data used in the model

Crowe LLP

We have served as the Company's auditor since 2007.

Indianapolis, Indiana

March 9, 2023

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2022 and 2021

(Dollar amounts in thousands, except per share data)

	2022	2021
ASSETS
Cash and due from banks	$104,013	$259,131
Federal funds sold	415	823
Cash and cash equivalents	104,428	259,954
Available-for-sale securities	1,184,390	1,327,442
Held-to-maturity securities, fair value of $1,973 and $0	1,948	—
Loans held for sale	349	4,214
Loans, net of allowance for credit losses of $45,847 and $48,365	3,265,701	3,107,262
Other real estate owned, net	4,409	9,523
Premises and equipment, net	101,492	104,038
Bank-owned life insurance	123,176	120,787
Federal Reserve Bank and Federal Home Loan Bank stock	21,695	17,510
Interest receivable	20,630	18,048
Goodwill	53,101	54,465
Core deposit intangibles, net	10,596	14,879
Other	89,736	99,509
Total assets	$4,981,651	$5,137,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,097,899	$1,244,117
Total non-interest-bearing deposits	1,097,899	1,244,117
Savings, NOW and money market	2,329,584	2,522,289
Time	814,324	653,598
Total interest-bearing deposits	3,143,908	3,175,887
Total deposits	4,241,807	4,420,004
Federal funds purchased and retail repurchase agreements	46,478	56,006
Federal Home Loan Bank advances	138,864	—
Subordinated debt	96,392	95,885
Contractual obligations	15,218	17,692
Interest payable and other liabilities	32,834	47,413
Total liabilities	4,571,593	4,637,000
Commitments and contingent liabilities, see Notes 22 and 23
Stockholders’ equity, see Note 14
Common stock	205	203
Additional paid-in capital	484,989	478,862
Retained earnings	140,095	88,324
Accumulated other comprehensive income (loss)	(113,511)	1,776
Treasury stock	(101,720)	(68,534)
Total stockholders’ equity	410,058	500,631
Total liabilities and stockholders’ equity	$4,981,651	$5,137,631

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2022, 2021, and 2020

(Dollar amounts in thousands, except per share data)

	2022	2021	2020
Interest and dividend income
Loans, including fees	$160,859	$137,334	$134,664
Securities, taxable	22,713	15,996	15,521
Securities, nontaxable	2,698	2,843	3,682
Federal funds sold and other	1,978	1,195	1,694
Total interest and dividend income	188,248	157,368	155,561
Interest expense
Deposits	16,321	8,255	16,582
Federal funds purchased and retail repurchase agreements	232	104	105
Federal Home Loan Bank advances	2,094	169	2,292
Federal Reserve Bank discount window	—	—	6
Bank stock loan	—	—	415
Subordinated debt	6,771	6,261	3,509
Total interest expense	25,418	14,789	22,909
Net interest income	162,830	142,579	132,652
Provision (reversal) for credit losses	125	(8,480)	24,255
Net interest income after provision (reversal) for credit losses	162,705	151,059	108,397
Non-interest income
Service charges and fees	10,632	8,596	6,856
Debit card income	10,677	10,236	9,136
Mortgage banking	1,416	3,306	3,153
Increase in value of bank-owned life insurance	3,113	3,506	1,941
Net gain on acquisition and branch sales	962	585	2,145
Net gain (loss) from securities transactions	5	406	11
Other	9,152	6,207	2,781
Total non-interest income	35,957	32,842	26,023
Non-interest expense
Salaries and employee benefits	62,006	54,198	54,129
Net occupancy and equipment	12,223	10,137	8,784
Data processing	15,883	13,261	10,991
Professional fees	4,951	4,713	4,282
Advertising and business development	5,042	3,370	2,498
Telecommunications	1,916	1,966	1,873
FDIC insurance	1,140	1,665	2,088
Courier and postage	1,881	1,429	1,441
Free nationwide ATM cost	2,103	2,019	1,609
Amortization of core deposit intangibles	4,042	4,174	3,850
Loan expense	828	934	789
Other real estate owned	589	(188)	2,310
Merger expenses	594	9,189	299
Loss on debt extinguishment	—	372	—
Goodwill impairment	—	—	104,831
Other	15,182	12,226	9,216
Total non-interest expense	128,380	119,465	208,990
Income (loss) before income tax	70,282	64,436	(74,570)
Provision (benefit) for income taxes	12,594	11,956	400
Net income (loss) and net income (loss) allocable to common stockholders	$57,688	$52,480	$(74,970)
Basic earnings (loss) per share	$3.56	$3.49	$(4.97)
Diluted earnings (loss) per share	$3.51	$3.43	$(4.97)

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2022, 2021, and 2020

(Dollar amounts in thousands, except per share data)

	2022	2021	2020
Net income (loss)	$57,688	$52,480	$(74,970)
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(150,377)	(23,632)	593
Reclassification for net securities gains (losses) included in net income	(79)	(368)	—
Unrealized holding gain arising from the transfer of held-to-maturity securities to available-for-sale	—	—	25,327
Amortization of unrealized losses on held-to-maturity securities	—	—	509
Unrealized holding gains (losses) arising during the period on cash flow hedges	(2,805)	(58)	—
Total other comprehensive income (loss)	(153,261)	(24,058)	26,429
Tax effect	37,974	6,053	(6,645)
Other comprehensive income (loss), net of tax	(115,287)	(18,005)	19,784
Comprehensive income (loss)	$(57,599)	$34,475	$(55,186)

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2022, 2021, and 2020

(Dollar amounts in thousands, except share and per share data)

	Common Stock				Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Employee Stock Loans	Total Stockholders’ Equity
Balance at December 31, 2019	15,444,434	$174	$382,731	$125,757	$(3)	$(30,522)	$(77)	$478,060
Net income	—	—	—	(74,970)	—	—	—	(74,970)
Other comprehensive income/(loss), net of tax effects	—	—	—	—	19,784	—	—	19,784
Stock-based compensation, see Note 19	17,703	—	3,473	—	—	—	—	3,473
Common stock issued upon exercise of stock options	1,150	—	20	—	—	—	—	20
Repayments on employee stock loans	—	—	—	—	—	—	34	34
Common stock issued under stock-based incentive plans	34,891	—	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	34,593	—	596	—	—	—	—	596
Treasury stock purchases	(992,215)	—	—	—	—	(19,348)	—	(19,348)
Balance at December 31, 2020	14,540,556	$174	$386,820	$50,787	$19,781	$(49,870)	$(43)	$407,649
Net income (loss)	—	—	—	52,480	—	—	—	52,480
Other comprehensive income/(loss), net of tax effects	—	—	—	—	(18,005)	—	—	(18,005)
Cash dividends - common stock, $0.16 per share	—	—	—	(2,493)	—	—	—	(2,493)
Dividend equivalents - restricted stock units, $0.16 per share	—	—	—	(47)	—	—	—	(47)
Stock-based compensation, see Note 19	10,242	—	2,906	—	—	—	—	2,906
Common stock issued upon exercise of stock options	247,895	3	3,845	—	—	—	—	3,848
Repayments on employee stock loans	—	—	—	—	—	—	43	43
Common stock issued under stock-based incentive plan	74,454	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	33,655	—	569	—	—	—	—	569
Cumulative effect of change in accounting principle from implementation of ASU 2016-13	—	—	—	(12,403)	—	—	—	(12,403)
ASBI merger	2,485,983	25	84,722	—	—	—	—	84,747
Treasury stock purchases	(632,670)	—	—	—	—	(18,664)	—	(18,664)
Balance at December 31, 2021	16,760,115	$203	$478,862	$88,324	$1,776	$(68,534)	$—	$500,631
Net income (loss)	—	—	—	57,688	—	—	—	57,688
Other comprehensive income/(loss), net of tax effects	—	—	—	—	(115,287)	—	—	(115,287)
Cash dividends - common stock, $0.36 per share	—	—	—	(5,801)	—	—	—	(5,801)
Dividend equivalents - restricted stock units, $0.36 per share	—	—	—	(116)	—	—	—	(116)
Stock-based compensation, see Note 19	624	—	3,325	—	—	—	—	3,325
Common stock issued upon exercise of stock options	102,309	1	2,010	—	—	—	—	2,011
Common stock issued under stock-based incentive plan	69,089	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	28,829	—	792	—	—	—	—	792
Treasury stock purchases	(1,030,854)	—	—	—	—	(33,186)	—	(33,186)
Balance at December 31, 2022	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$—	$410,058

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2022, 2021, and 2020
(Dollar amounts in thousands, except per share data)

	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$57,688	$52,480	$(74,970)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	3,325	2,906	3,473
Depreciation	4,466	4,186	3,726
Amortization of operating lease right-of-use asset	714	480	613
Amortization of cloud computing implementation costs	188	171	109
Provision (reversal) for credit losses	125	(8,480)	24,255
Goodwill impairment	—	—	104,831
Net amortization (accretion) of purchase valuation adjustments	(3,979)	18,001	(2,492)
Amortization (accretion) of premiums and discounts on securities	6,302	9,638	5,885
Amortization of intangible assets	4,186	4,242	3,898
Deferred income taxes	2,594	1,592	(11,089)
Federal Home Loan Bank stock dividends	(369)	(55)	(610)
Loss (gain) on sales and valuation adjustments on other real estate owned	80	(839)	1,562
Net loss (gain) on sales and settlements of securities	(79)	(373)	—
Change in unrealized (gains) losses on equity securities	74	(68)	(11)
Loss (gain) on disposal of premises and equipment	(41)	(18)	7
Loss (gain) on lease termination	—	(2)	—
Loss (gain) on sales of foreclosed assets	(345)	(36)	283
Loss (gain) on sales of loans	(1,085)	(2,804)	(2,627)
Originations of loans held for sale	(46,140)	(101,149)	(118,413)
Proceeds from the sale of loans held for sale	50,774	111,986	113,981
Increase in the value of bank-owned life insurance	(3,113)	(3,506)	(1,941)
Change in fair value of derivatives recognized in earnings	(1,477)	(336)	259
Gain on acquisition and branch sales	(962)	(585)	(2,145)
Payments on operating lease payable	(771)	(608)	(701)
Net change in:
Interest receivable	(2,973)	1,672	478
Other assets	22,466	(6,503)	(6,253)
Interest payable and other liabilities	(17,575)	20,706	1,513
Net cash provided by operating activities	74,073	102,698	43,621
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(182,036)	(785,297)	(265,826)
Purchases of held-to-maturity securities	(1,950)	—	(2,754)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	168,409	472,894	178,502
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	3	—	156,963
Net change in interest-bearing time deposits in other banks	—	249	2,249
Net change in loans	(181,896)	218,107	(13,331)
Purchase of mortgage loans	(1,399)	(363,892)	—
Purchase of USDA guaranteed loans	(2,293)	(10,958)	—
Capitalized construction cost of other real estate owned	(12)	—	(62)
Purchase of premises and equipment	(3,479)	(5,101)	(9,549)
Proceeds from sale of premises and equipment	164	24	10
Proceeds from sale of foreclosed assets	29,888	161	2,002
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(3,816)	3,212	15,518
Net redemptions (purchases) of correspondent and miscellaneous other stock	(4,546)	(82)	(6)
Proceeds from sale of other real estate owned	9,323	4,732	6,363
Purchase of bank-owned life insurance	—	(25,000)	—
Proceeds from bank-owned life insurance death benefits	723	1,749	—
Net cash (paid) received from acquisition of Almena	—	—	25,925
Net cash (paid) received from acquisition of ASBI	—	102,710	—
Net cash (paid) received from acquisition of Security Bank locations	—	71,153	—
Net cash (paid) received from branch sale to United Bank and Trust	(22,939)	—	—
Net cash (paid) received from branch sale to High Plains Bank	(18,328)	—	—
Net cash (used in) provided by investing activities	(214,184)	(315,339)	96,004

Cash flows (to) from financing activities
Net increase (decrease) in deposits	(106,330)	228,515	321,524
Net change in federal funds purchased and retail repurchase agreements	(9,528)	5,765	69
Net borrowings (repayments) on Federal Home Loan Bank line of credit	138,864	—	(311,223)
Proceeds from Federal Home Loan Bank term advances	413,973	302,906	253,000
Principal repayments on Federal Home Loan Bank term advances	(413,973)	(327,422)	(255,988)
Proceeds from Federal Reserve Bank discount window	1,000	1,000	62,000
Principal payments on Federal Reserve Bank discount window	(1,000)	(1,000)	(62,000)
Borrowings on bank stock loan	—	—	38,354
Principal repayments on bank stock loan	—	—	(47,344)
Proceeds from exercise of employee stock options	2,011	3,847	20
Principal payments on employee stock loan	—	43	34
Proceeds from employee stock purchase plan	792	569	596
Proceeds from subordinated notes	—	—	75,000
Debt issue cost of subordinated notes	—	(16)	(2,265)
Purchase of treasury stock	(33,186)	(18,664)	(19,348)
Net change in contractual obligations	(2,474)	(2,497)	(647)
Dividends paid on common stock	(5,564)	(1,149)	—
Net cash provided by (used in) financing activities	(15,415)	191,897	51,782
Net change in cash and cash equivalents	(155,526)	(20,744)	191,407
Cash and cash equivalents, beginning of period	259,954	280,698	89,291
Ending cash and cash equivalents	$104,428	$259,954	$280,698
Supplemental cash flow information:
Interest paid	$25,803	$15,028	$25,673
Income taxes paid, net of refunds	1,218	4,586	11,608
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	2,369	1,184	8,684
Other real estate owned transferred from premises and equipment	2,210	1,038	1,982
Other repossessed assets acquired in settlement of loans	47	28,858	—
Operating leases recognized	—	32	—
Other real estate owned recorded as a result of transferring non-operational branch right-of-use-asset	2,071	—	—
Total fair value of assets acquired in purchase of Almena, net of cash	—	—	40,984
Total fair value of liabilities assumed in purchase of Almena locations	—	—	64,764
Total fair value of assets acquired in purchase of ASBI, net of cash	—	679,902	—
Total fair value of liabilities assumed in purchase of ASBI	—	706,635	—
Total fair value of assets acquired in purchase of Security locations, net of cash	—	4,684	—
Total fair value of liabilities assumed in purchase of Security locations	—	76,503	—
Total fair value of assets sold in branch sale to United Bank and Trust, net of cash	29,762	—	—
Total fair value of liabilities assumed in branch sale to United Bank and Trust	52,733	—	—
Total fair value of assets sold in branch sale to High Plains Bank, net of cash	490	—	—
Total fair value of liabilities assumed in branch sale to High Plains Bank	19,064	—	—

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022, 2021, and 2020

(Dollar amounts in thousands, except per share data)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Equity Bancshares, Inc. is a financial holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, Equity Bank (“Equity Bank”), EBAC, LLC. (“EBAC”) and Equity Risk Management, Inc. ("ERMI"). ERMI provides property and casualty insurance coverage to Equity Bancshares and Equity Bank and reinsurance to other third party insurance captives for which insurance may not be currently available or economically feasible in today's insurance marketplace. The wholly-owned subsidiaries of Equity Bank are comprised of SA Holdings, Inc.("SA Holdings") and EQBK Investments, LLC. ("EQBK Investments"). SA Holdings was established for the purpose of holding and selling other real estate owned. EQBK Investments was established for the purpose to hold Equity Bank's investment in a real estate investment trust. These entities are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Troubled Debt Restructurings: In cases where a borrower experiences financial difficulties and the Company makes certain concessionary modifications to contractual terms, the loan is classified as a troubled debt restructured loan. Generally, a nonaccrual loan that is a troubled debt restructuring remains on nonaccrual until such time that repayment of the remaining principal and interest is not in doubt and the borrower has a period of satisfactory repayment performance.

Purchased Credit Deteriorated ("PCD") Loans: The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. The following indicators are used by management to determine if a loan will be classified as a PCD loan: (1) the loan has had previous charge-offs; (2) the loan was accounted for as non-accrual by the selling entity; (3) the loan was accounted for as a trouble debt restructure by the selling entity; (4) the loan was previously or currently reported as classified for regulatory reporting; (5) the loan shows significant cash flow or collateral deterioration since origination; (6) the loan has a pattern of late or delinquent payments; (7) consumer loans to borrowers that have had a significant negative change in credit score; (8) loans in a geographic area that has suffered negative economic conditions; (9) borrowers that have difficulty complying with realistic loan or collateral covenants; and (10) borrower distress evidenced by deferral requests and/or loan modifications. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. If the initial allowance for credit losses is determined on a collective basis it is allocated to individual loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

Allowance for Credit Losses:

Allowance for Credit Losses: Management assesses the adequacy of the allowance on a quarterly basis. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date. The allowance is adjusted through provision for credit losses and charge-offs, net of recoveries of amounts previously charged off.

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

The estimated loan losses for all loan segments are adjusted for changes in qualitative factors not inherently considered in the quantitative analyses. The qualitative categories and the measurements used to quantify the risks within each of these categories are subjectively selected by management but measured by objective measurements period over period. The data for each measurement may be obtained from internal or external sources. The current period measurements are evaluated and assigned a factor commensurate with the current level of risk relative to past measurements over time. The resulting qualitative adjustments are applied to the relevant collectively evaluated loan portfolios. These adjustments are based upon quarterly trend assessments in projected economic sentiment, portfolio concentrations, policy exceptions, personnel retention, independent loan review results, collateral considerations, risk ratings and competition. The qualitative allowance allocation, as determined by the processes noted above, is increased or decreased for each loan segment based on the assessment of these various qualitative factors. Due to the inclusion of a lag factor in our quantitative economic analysis discussed above, the allowance for credit losses at the reporting date, is heavily influenced by the qualitative economic factor considered by management to be reflective of risk associated with the continued market disruption caused by elevated inflationary levels, supply chain issues and the impact of monetary policy on consumers and businesses.

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

The Company’s policies and procedures used to estimate the allowance for credit losses, as well as the resultant provision for credit losses charged to income, are considered adequate by management and are reviewed periodically by model validators, internal audit and regulators they are inherently approximate estimates and imprecise. There are factors beyond the Company’s control, such as changes in projected economic conditions, real estate markets or particular industry conditions which may materially impact asset quality and the adequacy of the allowance for credit losses and thus the resulting provision for credit losses.

Allowance for Credit Losses – Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual term of obligations to extend credit, unless the obligation is unconditionally cancellable. The allowance for off-balance-sheet exposures is adjusted through other non-interest expense. The estimates are determined based on the likelihood of funding during the contractual term and an estimate of credit losses subsequent to funding. Estimated credit losses on subsequently funded balances are based on the same assumptions used to estimate credit losses on existing funded loans.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are carried at cost less accumulated depreciation. Depreciation is an estimate and is charged to expense using the straight-line method over the estimated useful lives of the respective assets. The useful lives buildings and related components are estimated to be 39 years. The useful lives of furniture, fixtures and equipment are estimated to be 4 to 7 years. Leasehold improvements are capitalized and depreciated using the straight-line method over the terms of the respective leases or the estimated useful lives of the improvements, whichever is shorter. Property held for sale is carried at the lower of cost or fair value.

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

The Company presents gains/(losses) on derivatives and hedging activities for qualifying hedges in the following manner. For a fair value hedge, the gain or loss on the derivative, as well as the offsetting loss or gain on the hedged item and net interest settlements, are recognized in net interest income in the same line as the earnings effect of the hedged item. For a cash flow hedge, the gain or loss on the derivative is reported in other comprehensive income and is reclassified into earnings in the same periods during which the hedged transaction affects earnings. Changes in the fair value of derivatives that do not qualify for hedge accounting are reported currently in earnings as non-interest income.

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

The Company has historically entered into interest rate cap derivatives to assist with interest rate risk management. These derivatives are not designated as hedging instruments but rather as stand-alone derivatives. The fair values of stand-alone derivatives are included in other assets and other liabilities. Changes in fair value of stand-alone derivatives are recorded through earnings as non-interest income.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material amounts to report for interest or penalties incurred in 2022, 2021, or 2020.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and the amortization of unrealized gains and losses on securities transferred to held-to-maturity from available-for-sale and cash flow hedges.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Additional discussion of loss contingencies at December 31, 2022, is presented in a subsequent note.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Management determined the items reclassified are immaterial to the consolidated financial statements, taken as a whole, and did not result in a change in equity or net income for years ended December 31, 2022, 2021, and 2020.

Recent Accounting Pronouncements:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses, which changed how the Company measures credit losses for most of its financial assets. This guidance is applicable to loans held for investment, off-balance-sheet credit exposures, such as loan commitments and standby letters of credit, and held-to-maturity investment securities. The Company was required to use a new forward-looking current expected credit losses (CECL) model that will result in the earlier recognition of allowances for credit losses. For available-for-sale securities with unrealized losses, the Company will measure credit losses in a manner similar to current practice but will recognize those credit losses as allowances rather than reductions in the amortized cost of the securities. In addition, the ASU required significantly more disclosure including information about credit quality by year of origination for most loans. Generally, the amendments were applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance was effective. The ASU was originally effective for the Company beginning in the first quarter of 2020; however, the CARES Act, issued in 2020, provided temporary relief related to the implementation of this accounting guidance until the earlier of the date on which the national emergency concerning the COVID-19 virus terminates or December 31, 2020. The Company elected to utilize this relief and has calculated the allowance for loan losses and the resulting provision for loan losses using the prior incurred loss method through December 31, 2020. Further implementation relief for this standard was provided on December 27, 2020, by section 540 of the Consolidated Appropriations Act (“CAA”) which allowed for an additional extension to the earlier of 60 days after the national emergency termination date or January 1, 2022. The Company elected not to extend the implementation any further and adopted effective January 1, 2021. The adoption of CECL resulted in an increase to our total allowance for credit losses (“ACL”) on loans held for investment of $15,732, an increase in allowance for credit losses on unfunded loan commitments of $838, a reclassification of purchased credit-impaired discount from loans to the ACL of $10,438, an increase in deferred tax asset of $4,167 and a decrease in retained earnings of $12,403. The increase in the ACL at implementation date was largely attributable to moving to a life of loan allowance methodology and the transition of certain purchase discounts from an adjustment to amortized cost into the ACL.

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include contract modifications; hedging relationships; and sale or transfer of debt securities classified as held-to-maturity. The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022. The Company’s contracts issued prior to December 31, 2021, are primarily LIBOR tenures that will continue to be published until June 30, 2023, and the Company has reviewed the respective fall back language of these contracts and believe that the language is operational. The Company will continually evaluate these contracts until the index is no longer published or final contract modifications are completed; however, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). ASU 2021-01 clarifies that certain optional expedients and exceptions that are noted in Topic 848 apply to derivatives that are affected by the discounting transition. Certain provisions, if elected by the Company, apply to derivative instruments that use an interest rate for managing, discounting or contract price alignment that is modified as a result of reference rate reform. The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022. The Company’s contracts issued prior to December 31, 2021, are primarily LIBOR tenures that will continue to be published until June 30, 2023, and the Company has reviewed the respective fallback language of these contracts and believe that the language is operational. The Company will continually evaluate these contracts until the index is no longer published or final contract modifications are completed; however, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 expands the current last-of-layer method to allow multiple hedged layers of a single closed portfolio; expands the scope of the portfolio layer method to include nonprepayable financial assets; addresses the types of hedging instruments that are eligible in a single-layer hedge; provided additional guidance on the accounting for and disclosure of hedging basis adjustments; and provided guidance on how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. The guidance will be effective for the Company in fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. This guidance requires a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. The implementation of this guidance did not have a material financial impact on its financial condition, results of operations or cash flows.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Trouble Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for loan restructurings by creditor when a borrower is experiencing financial difficulty. Creditors will be required to apply the refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires that public business entities disclose gross write offs by year of origination for financing receivables and net investment in leases within the scope of Financial Instruments – Credit Losses – Measured at Amortized Cost of the Accounting Standards Codification. The guidance is effective for the Company for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. The Company is permitted to apply the guidance prospectively or through a modified retrospective method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Since the Company had adopted ASU 2016-13 effective January 1, 2021, the Company is permitted to early adopt the guidance in totality or individually for the topics covered in this update. The Company did not early adopt this guidance and the implementation of this guidance did not have a material financial impact on our financial condition, results of operations or cash flows, but will impact the Company’s future loan disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and the restriction is not considered in measuring fair value. In addition, the guidance clarifies that the contractual restriction cannot be valued as a separate unit of account or be recognized separately. This guidance provides additional disclosures for equity securities subject to contractual sale restrictions. The guidance is effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not been issued or made available for issuance. The Company did not expect this guidance to have a material financial impact on our financial condition, results of operations or cash flows.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the current sunset date of Topic 848 from December 31, 2022, to December 31, 2024, to allow for contracts tied to certain tenors of USD LIBOR that have cessation dates of June 30, 2023 to apply the relief of Topic 848. The Company will continually evaluate contracts subject to this guidance until the index is no longer published or final contract modifications are completed; however, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

NOTE 2 – BUSINESS COMBINATIONS

At the close of business on November 10, 2022, the Company sold one branch location located in Cordell, Oklahoma to High Plains Bank ("HPB"). Results of the branch sale were included in the Company's results of operations beginning November 14, 2022. There were no branch sale related costs on the Company's income statement for the year ended December 31, 2022.

The following table summarizes the carrying value of assets sold and liabilities assumed by HPB on November 10, 2022.

Summary of assets sold and liabilities
assumed by HPB:
Cash and due from banks	$176
Loans	26
Premises and equipment	211
Core deposit intangible	77
Total assets sold	490
Deposits	19,057
Interest payable and other liabilities	7
Total liabilities assumed by HPB	19,064
Total net assets	(18,574)

Cash paid	18,152
Gain on branch sale	$(422)

The following tables present the carrying value of loans and deposits sold to HPB on November 10, 2022.

Consumer	$26
Total sold loans	$26

Demand, savings and money markets	$12,889
Time	6,168
Total interest-bearing deposits	19,057
Total deposits	$19,057

At the close of business on June 24, 2022, the Company sold three branch locations located in Belleville, Clyde and Concordia, Kansas to United Bank and Trust ("UBT"). Results of the branch sale were included in the Company's results of operations beginning June 27, 2022. Branch sale related costs were $18 ($14 on an after-tax basis) and are included in merger expense in the Company's income statement for the year ended December 31, 2022.

The following table summarizes the carrying value of assets sold and liabilities assumed by UBT on June 24, 2022.

Summary of assets sold and liabilities
assumed by UBT:
Cash and due from banks	$508
Loans	26,110
Premises and equipment	1,225
Goodwill	1,364
Core deposit intangible	164
Other assets	391
Total assets sold	29,762
Deposits	52,714
Interest payable and other liabilities	19
Total liabilities assumed by UBT	52,733
Total net assets	(22,971)

Cash paid	22,431
Gain on branch sale	$(540)

The following tables present the carrying value of loans and deposits sold to UBT on June 24, 2022.

Commercial real estate	$793
Commercial and industrial	537
Residential real estate	521
Agricultural real estate	23,685
Consumer	574
Total sold loans	$26,110

Demand	$15,817
Total non-interest-bearing deposits	15,817
Demand, savings and money markets	28,615
Time	8,282
Total interest-bearing deposits	36,897
Total deposits	$52,714

At close of business on October 1, 2021, the Company acquired 100% of the outstanding common shares of American State Bancshares, Inc. (“ASBI”), based in Wichita, Kansas. Results of operations of American State Bank (“American State”) were included in the Company’s results of operations beginning October 4, 2021. Acquisition-related costs associated with this acquisition were $8,663 ($6,699 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2021. Additional acquisition-related costs for this acquisition were recognized in 2022 of $439 ($331 on an after-tax basis) and are included in merger expense in the Company's income statement for the year ended December 31, 2022.

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
$93,189

The following tables reconcile the par value of ASBI’s loan portfolio as of the purchase date to the fair value indicated in the table above. For non-purchase credit deteriorated assets, the entire fair value adjustment including both interest and credit related components is recorded as an adjustment to par (“Non-Credit Rate Marks”) and reflected as an adjustment to the carrying value of that asset within the Consolidated Balance Sheet. Following purchase, an ACL is also established for these non-purchase credit deteriorated assets which is not reflected in this table as it is accounted for outside of the business combination. For purchase-credit deteriorated assets, as required by CECL, the fair value mark is divided between an adjustment to par (“Non-Credit Rate Marks”) and an addition to the ACL (“Credit Marks in ACL”). The addition to ACL is based on the application of management’s CECL methodology to the individual loans.

Non-Purchase Credit Deteriorated Loans	Loan Par Value	Non-Credit Rate Marks	Purchase Price
Commercial real estate	$98,774	$(1,220)	$97,554
Commercial and industrial	63,249	(348)	62,901
Residential real estate	37,919	(153)	37,766
Agricultural real estate	58,632	(1,474)	57,158
Agricultural	56,238	(267)	55,971
Consumer	15,832	(13)	15,819
Total non-PCD loans	$330,644	$(3,475)	$327,169

Purchase Credit Deteriorated Loans	Loan Par Value	Non-Credit Rate Marks	Credit Marks in ACL	Purchase Price
Commercial real estate	$95,812	$(956)	$(3,719)	$91,137
Commercial and industrial	2,017	(7)	(60)	1,950
Residential real estate	2,842	(347)	(244)	2,251
Agricultural real estate	10,424	(240)	(421)	9,763
Agricultural	10,693	(148)	(1,113)	9,432
Consumer	243	(6)	(55)	182
Total PCD loans	$122,031	$(1,704)	$(5,612)	$114,715

Total Purchased Loans	Purchase Price
Non-Purchase Credit Deteriorated Loans	$327,169
Purchase Credit Deteriorated Loans	114,715
Total loans	$441,884

On December 3, 2021, the Company acquired the assets and assumed the deposits and certain other liabilities of three bank locations in St. Joseph, Missouri, from Security Bank of Kansas City, based in Kansas City, Kansas (“Security”). Results of operations of these new branches were included in the Company’s results of operations beginning December 6, 2021. Acquisition-related costs associated with this acquisition were $289 ($217 on an after-tax basis) and are included in merger expenses in the Company’s income statement for the year ended December 31, 2021. Additional acquisition-related costs for this acquisition were recognized in 2022 of $137 ($103 on an after-tax basis) and are included in merger expense in the Company's income statement for the year ended December 31, 2022.

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

The recognized amounts of the identifiable net assets acquired, exceeded the cash consideration exchanged resulting in a gain on acquisition of $2,730. The acquisition was an expansion to the Company’s current footprint in western Kansas with the addition of one branch location in Norton, Kansas, and one in Almena, Kansas.

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

NOTE 3 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$123,196	$—	$(16,790)	$—	$106,406
U.S. Treasury securities	257,690	—	(25,532)	—	232,158
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,776	—	(62,170)	—	498,606
Private label residential mortgage-backed securities	190,889	17	(27,346)	—	163,560
Corporate	56,642	—	(4,268)	—	52,374
Small Business Administration loan pools	12,915	—	(734)	—	12,181
State and political subdivisions	130,311	55	(11,261)	—	119,105
	$1,332,419	$72	$(148,101)	$—	$1,184,390
December 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$124,898	$13	$(1,504)	$—	$123,407
U.S. Treasury securities	157,289	—	(1,687)	—	155,602
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,584	10,215	(6,912)	—	664,887
Private label residential mortgage-backed securities	173,717	—	(2,029)	—	171,688
Corporate	52,555	1,437	(215)	—	53,777
Small Business Administration loan pools	16,568	13	(106)	—	16,475
State and political subdivisions	138,404	3,618	(416)	—	141,606
	$1,325,015	$15,296	$(12,869)	$—	$1,327,442

The amortized cost and fair value of held-to-maturity securities and the related gross unrealized gains and losses were as follows.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,108	$—	$—	$—	$1,108
State and political subdivisions	840	25	—	—	865
	$1,948	$25	$—	$—	$1,973

The fair value and amortized cost of debt securities at December 31, 2022, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$4,996	$4,958	$—	$—
One to five years	328,197	298,158	—	—
Five to ten years	177,525	157,934	—	—
After ten years	70,036	61,174	840	865
Mortgage-backed securities	751,665	662,166	1,108	1,108
Total debt securities	$1,332,419	$1,184,390	$1,948	$1,973

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $820,751 at December 31, 2022, and $892,182 at December 31, 2021. At December 31, 2022 and 2021, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of stockholders’ equity.

The following tables show gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2022 and 2021.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$3,936	$(913)	$102,470	$(15,877)	$106,406	$(16,790)
U.S. Treasury securities	92,896	(6,866)	139,262	(18,666)	232,158	(25,532)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	203,416	(15,511)	295,190	(46,659)	498,606	(62,170)
Private label residential mortgage-backed securities	43,610	(7,227)	116,410	(20,119)	160,020	(27,346)
Corporate	48,199	(3,443)	4,175	(825)	52,374	(4,268)
Small Business Administration loan pools	7,676	(60)	4,505	(674)	12,181	(734)
State and political subdivisions	88,713	(5,463)	19,671	(5,798)	108,384	(11,261)
Total temporarily impaired securities	$488,446	$(39,483)	$681,683	$(108,618)	$1,170,129	$(148,101)
December 31, 2021
Available-for-sale securities
U.S. Government-sponsored entities	$117,618	$(1,504)	$—	$—	$117,618	$(1,504)
U.S. Treasury securities	155,602	(1,687)	—	—	155,602	(1,687)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	378,057	(6,860)	2,868	(52)	380,925	(6,912)
Private label residential mortgage-backed securities	159,381	(1,978)	2,208	(51)	161,589	(2,029)
Corporate	4,785	(215)	—	—	4,785	(215)
Small Business Administration loan pools	15,459	(106)	—	—	15,459	(106)
State and political subdivisions	28,443	(416)	—	—	28,443	(416)
Total temporarily impaired securities	$859,345	$(12,766)	$5,076	$(103)	$864,421	$(12,869)

As of December 31, 2022, the Company held 550 available-for-sale securities in an unrealized loss position.

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

All private label residential mortgage-backed securities held by the Company are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At December 31, 2022, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 14 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At December 31, 2022, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 206 positions of which 86% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 66% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At December 31, 2022, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	2022	2021	2020
Proceeds	$3,265	$50,395	$—
Gross gains	115	368	—
Gross losses	36	—	—
Income tax expense on net realized gains	20	93	—

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Investments in stocks
Accounted for at fair value through net income	$570	$644
Accounted for at amortized cost assessed for impairment	1,398	223
Total investments in stocks	1,968	867
Investments in partnerships
Accounted for at equity method	1,816	924
Accounted for at hypothetical liquidation book value	980	2,223
Accounted for at proportional amortization	19,794	21,390
Total investments in partnerships	22,590	24,537
Total other investments	$24,558	$25,404

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

The following table lists categories of loans at December 31, 2022 and 2021.

	2022	2021
Commercial real estate	$1,721,268	$1,486,148
Commercial and industrial	594,863	567,497
Residential real estate	570,550	638,087
Agricultural real estate	199,189	198,330
Agricultural	120,003	166,975
Consumer	105,675	98,590
Total loans	3,311,548	3,155,627
Allowance for credit losses	(45,847)	(48,365)
Net loans	$3,265,701	$3,107,262

Included in the commercial and industrial loan balances at December 31, 2022 and 2021, are $6,854 and $44,783 of loans that were originated under the SBA PPP program. At December 31, 2022 and December 31, 2021, unamortized loan fees were $187 and $1,252.

During 2022, the Company purchased two pools of residential real estate loans totaling $1,399. During 2021, the Company purchased six pools of residential real estate loans totaling $363,892. As of December 31, 2022 and 2021, residential real estate loans include $327,309 and $372,069 of purchased residential real estate loans.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $3,632 and $6,649 with related loans of $286,538 and $527,422 at December 31, 2022 and December 31, 2021. Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $475 and $886 at December 31, 2022 and 2021.

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

The Company evaluates all loans that do not share risk characteristics on an individual basis for estimating the allowance for credit loss. Loans evaluated on an individual basis are not included in the collective basis. The Company currently reviews all loans that are classified as non-accrual on an individual basis. The Company typically elects the collateral-dependent practical expedient on all loans individually assessed for credit losses and expected credit losses are based on the fair value of the collateral at the reporting date adjusted for selling costs as appropriate.

The Company’s ACL is highly dependent on credit quality, macroeconomic forecasts and conditions, the composition of our loan portfolio and other management judgments. The current management adjustment represents a significant portion of the Company’s ACL and is comprised of the estimated impact to ACL from the impact of inflation and the associated monetary policy response and the impact of global market disruption.

During 2021, the Company updated the purchase accounting conclusions related to PCD assets acquired through the Almena transaction and the adjustment is reflected in the table below within “Impact of adopting ASC 326 – PCD loans.” During the year, additional information was obtained and additional analysis was performed by the management team which led to a modification of purchase date accounting. The adjustment resulted in a reduction in the allowance for credit losses which was offset by an increase in loan repurchase obligation, which is reported in interest payable and other liabilities in the consolidated balance sheets, decrease in deferred tax asset and an increase in gain on acquisition.

The following tables present the activity in the allowance for credit losses by class for the years ended December 31, 2022, 2021, and 2020.

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Provision (reversal) for credit losses	(4,554)	3,293	3,104	(1,389)	(1,264)	935	125
Loans charged-off	(1,297)	(857)	(99)	(35)	(46)	(1,009)	(3,343)
Recoveries	104	267	43	8	11	267	700
Total ending allowance balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance, prior to adoption of ASC 326	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Cumulative effect adjustment of adopting ASC 326	5,612	4,167	8,870	167	(207)	(2,877)	15,732
Impact of adopting ASC 326 - PCD loans	4,571	(218)	220	960	4,905	—	10,438
PCD mark on acquired loans	3,719	60	244	420	1,113	55	5,611
Provision (reversal) for credit losses	(565)	3,653	(8,385)	257	(2,834)	(606)	(8,480)
Loans charged-off	(169)	(9,839)	(39)	(506)	(1)	(823)	(11,377)
Recoveries	298	1,969	91	33	22	319	2,732
Total ending allowance balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365

December 31, 2020	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance	$3,919	$3,061	$2,676	$608	$546	$1,422	$12,232
Provision (reversal) for credit losses	5,312	10,643	2,284	469	215	5,332	24,255
Loans charged-off	(421)	(1,304)	(446)	(191)	(11)	(949)	(3,322)
Recoveries	202	56	45	18	8	215	544
Total ending allowance balance	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on impairment method as of December 31, 2022 and 2021.

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$285	$1,433	$795	$221	$2,125	$87	$4,946
Collectively evaluated for credit losses	16,446	13,518	7,813	598	332	2,194	40,901
Total	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Loan Balance:
Individually evaluated for credit losses	$2,867	$6,653	$3,344	$2,606	$4,576	$379	$20,425
Collectively evaluated for credit losses	1,718,401	588,210	567,206	196,583	115,427	105,296	3,291,123
Total	$1,721,268	$594,863	$570,550	$199,189	$120,003	$105,675	$3,311,548

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$4,381	$3,650	$892	$1,488	$3,546	$75	$14,032
Collectively evaluated for credit losses	18,097	8,598	4,668	747	210	2,013	34,333
Total	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Loan Balance:
Individually evaluated for credit losses	$45,421	$13,786	$5,362	$14,959	$13,049	$357	$92,934
Collectively evaluated for credit losses	1,440,727	553,711	632,725	183,371	153,926	98,233	3,062,693
Total	$1,486,148	$567,497	$638,087	$198,330	$166,975	$98,590	$3,155,627

The following table presents information related to nonaccrual loans at December 31, 2022.

December 31, 2022	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$2,443	$1,866	$—	$1,595	$—
Commercial and industrial	21	—	—	1,184	—
Residential real estate	54	25	—	312	6
Agricultural real estate	1,518	583	—	1,360	169
Agricultural	—	—	—	2	1
Consumer	6	—	—	12	—
Subtotal	4,042	2,474	—	4,465	176
With an allowance recorded:
Commercial real estate	1,011	823	206	3,126	10
Commercial and industrial	10,758	5,838	1,091	4,214	170
Residential real estate	3,488	3,181	786	3,483	27
Agricultural real estate	1,956	1,469	216	2,095	7
Agricultural	6,272	3,468	1,860	4,244	2
Consumer	412	348	85	302	8
Subtotal	23,897	15,127	4,244	17,464	224
Total	$27,939	$17,601	$4,244	$21,929	$400

The above table presents interest income for the twelve months ended December 31, 2022. Interest income recognized in the above table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

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

The following tables present the aging of the recorded investment in past due loans as of December 31, 2022 and 2021, by portfolio and class of loans.

December 31, 2022	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,526	$69	$—	$2,689	$1,716,984	$1,721,268
Commercial and industrial	232	195	—	5,838	588,598	594,863
Residential real estate	1,133	1,993	—	3,206	564,218	570,550
Agricultural real estate	569	—	—	2,052	196,568	199,189
Agricultural	212	—	—	3,468	116,323	120,003
Consumer	246	55	—	348	105,026	105,675
Total	$3,918	$2,312	$—	$17,601	$3,287,717	$3,311,548

December 31, 2021	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$4,633	$408	$256	$6,833	$1,474,018	$1,486,148
Commercial and industrial	424	88	—	6,557	560,428	567,497
Residential real estate	620	1,126	—	5,075	631,266	638,087
Agricultural real estate	28	57	—	4,398	193,847	198,330
Agricultural	5	—	—	6,175	160,795	166,975
Consumer	316	61	—	323	97,890	98,590
Total	$6,026	$1,740	$256	$29,361	$3,118,244	$3,155,627

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

The following table lists allowance for credit losses on off-balance sheet credit exposures as of December 31, 2022 and 2021.

	December 31, 2022	December 31, 2021
Commercial real estate	$336	$484
Commercial and industrial	700	1,323
Residential real estate	45	16
Agricultural real estate	—	—
Agricultural	3	3
Consumer	269	397
Total	$1,353	$2,223

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

Based on the most recent analysis performed, the risk category of loans by type and year of origination, at December 31, 2022, is as follows.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$432,196	$252,616	$188,897	$92,290	$114,415	$171,498	$462,140	$741	$1,714,793
Special Mention	—	122	—	—	—	401	—	—	523
Substandard	—	3,049	244	144	—	2,515	—	—	5,952
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$432,196	$255,787	$189,141	$92,434	$114,415	$174,414	$462,140	$741	$1,721,268
Commercial and industrial
Risk rating
Pass	$172,912	$79,782	$65,915	$39,487	$6,712	$5,089	$189,998	$6,654	$566,549
Special Mention	—	—	—	—	674	3,851	—	—	4,525
Substandard	283	4,316	2,167	10,127	1,460	783	4,653	—	23,789
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$173,195	$84,098	$68,082	$49,614	$8,846	$9,723	$194,651	$6,654	$594,863
Residential real estate
Risk rating
Pass	$34,705	$299,840	$5,939	$13,073	$47,986	$102,871	$62,494	$271	$567,179
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	58	86	48	209	239	2,633	98	—	3,371
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$34,763	$299,926	$5,987	$13,282	$48,225	$105,504	$62,592	$271	$570,550
Agricultural real estate
Risk rating
Pass	$33,586	$20,712	$26,408	$12,754	$5,608	$18,882	$68,510	$300	$186,760
Special Mention	874	—	2,493	—	—	604	5,983	—	9,954
Substandard	—	203	—	115	485	1,635	37	—	2,475
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$34,460	$20,915	$28,901	$12,869	$6,093	$21,121	$74,530	$300	$199,189
Agricultural
Risk rating
Pass	$23,917	$7,778	$9,437	$2,642	$2,250	$2,134	$64,647	$75	$112,880
Special Mention	—	—	—	92	22	375	556	—	1,045
Substandard	—	1,003	1,838	2,044	386	213	594	—	6,078
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$23,917	$8,781	$11,275	$4,778	$2,658	$2,722	$65,797	$75	$120,003
Consumer
Risk rating
Pass	$56,497	$17,460	$8,415	$3,235	$1,370	$3,396	$14,955	$—	$105,328
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	17	148	54	81	13	34	—	—	347
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$56,514	$17,608	$8,469	$3,316	$1,383	$3,430	$14,955	$—	$105,675
Total loans
Risk rating
Pass	$753,813	$678,188	$305,011	$163,481	$178,341	$303,870	$862,744	$8,041	$3,253,489
Special Mention	874	122	2,493	92	696	5,231	6,539	—	16,047
Substandard	358	8,805	4,351	12,720	2,583	7,813	5,382	—	42,012
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$755,045	$687,115	$311,855	$176,293	$181,620	$316,914	$874,665	$8,041	$3,311,548

The risk category of loans by type and year of origination, at December 31, 2021, is as follows.

December 31, 2021	2021	2020	2019	2018	2017	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$301,947	$212,444	$159,374	$134,465	$72,249	$164,363	$409,109	$594	$1,454,545
Special Mention	126	885	—	11,817	1,168	8,705	—	—	22,701
Substandard	1,687	401	145	77	828	5,764	—	—	8,902
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$303,760	$213,730	$159,519	$146,359	$74,245	$178,832	$409,109	$594	$1,486,148
Commercial and industrial
Risk rating
Pass	$170,263	$100,457	$57,955	$11,019	$17,327	$8,855	$155,181	$9,726	$530,783
Special Mention	19	—	1,958	1,482	284	5,750	—	—	9,493
Substandard	4,200	5,410	10,238	1,417	444	43	5,469	—	27,221
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$174,482	$105,867	$70,151	$13,918	$18,055	$14,648	$160,650	$9,726	$567,497
Residential real estate
Risk rating
Pass	$336,775	$24,633	$22,520	$60,461	$34,453	$102,363	$51,584	$184	$632,973
Special Mention	—	—	—	—	—	25	—	—	25
Substandard	—	79	48	159	1,909	2,740	154	—	5,089
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$336,775	$24,712	$22,568	$60,620	$36,362	$105,128	$51,738	$184	$638,087
Agricultural real estate
Risk rating
Pass	$38,412	$36,667	$18,442	$12,142	$14,432	$21,792	$42,541	$—	$184,428
Special Mention	682	—	—	—	40	456	32	—	1,210
Substandard	1,705	206	6,020	592	2,530	554	1,085	—	12,692
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$40,799	$36,873	$24,462	$12,734	$17,002	$22,802	$43,658	$—	$198,330
Agricultural
Risk rating
Pass	$27,637	$17,393	$6,391	$2,399	$2,930	$1,593	$93,982	$172	$152,497
Special Mention	—	—	90	1,299	—	645	—	—	2,034
Substandard	3,456	2,112	1,414	1,651	137	1,164	2,510	—	12,444
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$31,093	$19,505	$7,895	$5,349	$3,067	$3,402	$96,492	$172	$166,975
Consumer
Risk rating
Pass	$40,692	$15,171	$7,186	$3,640	$2,228	$3,552	$25,799	$—	$98,268
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	6	154	94	15	24	29	—	—	322
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$40,698	$15,325	$7,280	$3,655	$2,252	$3,581	$25,799	$—	$98,590
Total loans
Risk rating
Pass	$915,726	$406,765	$271,868	$224,126	$143,619	$302,518	$778,196	$10,676	$3,053,494
Special Mention	827	885	2,048	14,598	1,492	15,581	32	—	35,463
Substandard	11,054	8,362	17,959	3,911	5,872	10,294	9,218	—	66,670
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$927,607	$416,012	$291,875	$242,635	$150,983	$328,393	$787,446	$10,676	$3,155,627
In keeping with regulatory guidance to work with borrowers during COVID-19, the Company executed a payment deferral program for our commercial lending clients that were adversely affected by the pandemic. The Company made loan deferrals that qualified under section 4013 of the CARES Act and CAA Act, these deferred loans were not classified as trouble debt restructurings. Deferred loans were subject to ongoing monitoring. and were downgraded or placed on nonaccrual if noted repayment weaknesses existed. At December 31, 2021, the Company had 20 loans, totaling $36.3 million, that have been granted a payment deferral, as part of our COVID-19 response. At December 31, 2022, the deferral program has concluded and the previous deferred loans have been returned to their agreed upon repayment terms.

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

Purchased Credit Impaired Loans

Prior to the adoption of CECL, the Company had acquired loans for which there was at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The recorded investments in purchased credit impaired loans as of December 31, 2020.

2020
Contractually required principal payments	$41,658
Discount	(17,686)
Recorded investment	$23,972

The accretable yield associated with these loans was $2,630 as of December 31, 2020. The interest income recognized on these loans was $1,583 for the year ended December 31, 2020. For the year ended December 31, 2020, there was a $1,359 provision for loan losses recorded for these loans.

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

The following table summarizes the Company’s TDRs by accrual status at December 31, 2022 and 2021.

December 31, 2022	Nonaccrual Loan Balance	Nonaccural Related Allowance for Credit Losses	Accrual Loan Balance	Accrual Related Allowance for Credit Losses	Total TDR Loan Balance	Total Related Allowance for Credit Losses
Commercial real estate	$—	$—	$2	$—	$2	$—
Commercial and industrial	2,247	508	6,165	—	8,412	508
Residential real estate	—	—	—	—	—	—
Agricultural real estate	—	—	—	—	—	—
Agricultural	765	184	1,098	265	1,863	449
Total troubled debt restructurings	$3,012	$692	$7,265	$265	$10,277	$957

December 31, 2021	Nonaccrual	Related Allowance for Credit Losses
Commercial real estate	$5,784	$1,370
Commercial and industrial	54	27
Residential real estate	1,547	13
Agricultural real estate	2,122	488
Agricultural	1,292	480
Total troubled debt restructurings	$10,799	$2,378

The following table summarizes information regarding TDRs that were restructured during the year ended December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Number of Loans	Recorded Investment	Impairment Recognized	Number of Loans	Recorded Investment	Impairment Recognized
Commercial real estate	6	$5,198	$180	2	$4,018	$541
Commercial and industrial	9	8,464	535	2	54	27
Residential real estate	—	—	—	2	1,547	13
Agricultural real estate	4	1,660	100	4	2,122	488
Agricultural	11	2,566	535	7	1,292	480
Total troubled debt restructurings	30	$17,888	$1,350	17	$9,033	$1,549

There was $151 in interest income recognized on loans modified as TDRs for the year ended December 31, 2022. No income was recognized on TDR loans for the year ended December 31, 2021.

The following table shows loans that subsequently defaulted on their modified terms within the twelve months preceding December 31, 2022, and December 31. 2021. Default is determined at 90 or more days past due, charge-off, or foreclosure.

	As of December 31,
	2022	2021
Commercial and industrial	$1,985	$—
Agricultural	1,329	—
Total TDR loans subsequently defaulted	$3,314	$—

There were no outstanding commitments to lend additional funds on these loans as of the periods ended December 31, 2022 and 2021.
NOTE 5 – OTHER REAL ESTATE OWNED

Changes in other real estate owned for the years ended December 31, 2022 and 2021 were as follows.

	2022	2021
Beginning of year	$9,523	$11,733
Transfers in	4,578	2,222
Net (loss) gain on sales	260	462
Proceeds from sales	(9,323)	(4,732)
	5,038	9,685
Additions to valuation reserve	(502)	(162)
Capitalized cost	12	—
Right-of-use asset amortization	(139)	—
Recorded investment	$4,409	$9,523

Expenses related to other real estate owned for the years ended December 31, 2022, 2021, and 2020 were as follows.

	2022	2021	2020
Net loss (gain) on sales	$(260)	$(462)	$(835)
Gain on initial valuation of other real estate properties received	(162)	(539)	—
Provision for unrealized losses	502	162	2,397
Operating expenses, net of rental income	509	651	748
Total	$589	$(188)	$2,310

The balance of other real estate owned includes $338 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2022, and $329 at December 31, 2021. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,013 at December 31, 2022, and $394 at December 31, 2021. Included in the other real estate owned balance at December 31, 2022 and 2021, is $3,810 and $1,940 related to closed bank locations transferred from premises and equipment.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows.

	2022	2021
Land	$21,094	$21,217
Buildings and improvements	87,106	86,324
Furniture, fixtures and equipment	24,251	23,215
	132,451	130,756
Less: accumulated depreciation	(30,959)	(26,718)
Premises and equipment, net	$101,492	$104,038

At December 31, 2022, the Company had lease liabilities totaling $5,294 and right-of-use assets totaling $5,256 related to operating leases. At December 31, 2021, the Company had lease liabilities totaling $5,928 and right-of-use assets totaling $5,963 related to operating leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

	December 31, 2022
Operating Leases	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Land and building leases	$5,256	$5,294	13.2	2.32%
Total operating leases	$5,256	$5,294	13.2	2.32%

Right-of-use-asset reported in other assets	$3,185
Right-of-use-asset not in operation, reported in other real estate owned	2,071
Total	$5,256

December 31, 2021	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating leases
Land and building leases	$5,963	$5,928	13.3	2.30%
Total operating leases	$5,963	$5,928	13.3	2.30%

Operating lease costs are listed below.

	2022	2021	2020
Operating lease cost	$844	$586	$728
Short-term lease cost	—	—	—
Variable lease cost	59	35	34
Total operating lease cost	$903	$621	$762

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the periods ended December 31, 2022 or 2021.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability as of December 31, 2022, is listed below.

Lease payments
Due in one year or less	$695
Due after one year through two years	547
Due after two years through three years	554
Due after three years through four years	553
Due after four years through five years	553
Thereafter	3,454
Total undiscounted cash flows	6,356
Discount on cash flows	(1,062)
Total	$5,294

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

As of December 31, 2022, and December 31, 2021, management conducted a qualitative evaluation of current economic conditions, Company performance, stock price and other pertinent factors, finally concluding that no goodwill impairment is warranted at this time.

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2022 and 2021, were as follows.

	Goodwill	Core Deposit
Balance as of January 1, 2021	$31,601	$16,057
Acquired in acquisition	22,864	2,996
Amortization	—	(4,174)
Balance as of December 31, 2021	54,465	14,879
Sold in acquisition	(1,364)	(241)
Amortization	—	(4,042)
Balance as of December 31, 2022	$53,101	$10,596

Estimated core deposit intangibles amortization expense for each of the following five years and thereafter is listed in the following table.

Expensed in one year or less	$3,410
Expensed after one year through two years	2,666
Expensed after two years through three years	1,946
Expensed after three years through four years	1,272
Expensed after four years through five years	750
Thereafter	552
Total	$10,596

NOTE 8 – QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company invests in qualified affordable housing projects. At December 31, 2022, 2021, and 2020, the balances of the investments in qualified affordable housing projects were $19,704, $21,658 and $7,799. These balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments related to the investments in qualified affordable housing projects totaled $15,218, $17,692 and $5,189 at December 31, 2022, 2021, and 2020. The Company expects to fulfill these commitments during the years 2023 through 2036.

During the years ended December 31, 2022, 2021, and 2020, the Company recognized amortization expense of $1,953, $1,142 and $860, which was included in pretax income on the consolidated statements of income. Additionally, during the years ended December 31, 2022, 2021, and 2020, the Company recognized tax credits from its investment in affordable housing tax credits of $906, $565 and $600.

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate. At December 31, 2022, the portfolio of interest rate swaps had a weighted average maturity of 8.5 years, a weighted average pay rate of 4.53% and a weighted average rate received of 7.13%. At December 31, 2021, the portfolio of interest rate swaps had a weighted average maturity of 8.8 years, a weighted average pay rate of 4.63% and a weighted average rate received of 3.11%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at December 31, 2022 and 2021.

	December 31, 2022			December 31, 2021
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	12.7	2.81%	6.57%	13.7	2.81%	1.92%
Prime based receivable loan hedges	1.3	7.50%	5.60%	—	—%	—%
Total cash flow hedges	1.8	7.28%	5.65%	13.7	2.81%	1.92%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans. Neither swap is designated as a hedge and both are marked to market through earnings. Through the acquisition of ASBI, the Company obtained swap agreements with counterparties designed to offset the economic impact of fixed-rate loans. These swaps did not have corresponding agreements with the borrowers. At December 31, 2022, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, weighed average pay rate of 6.96% and a weighted average rate received of 7.06%. At December 31, 2021, this portfolio of interest rate swaps had a weighted average maturity of 8.2 years, a weighted average pay rate of 4.35% and a weighted average rate received of 4.16%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2022, and December 31, 2021.

	December 31, 2022			December 31, 2021
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$21,528	$2,425	$—	$26,663	$—	$369
Derivatives designated as cash flow hedges:
Interest rate swaps	157,500	2,120	4,457	7,500	602	—
Total derivatives designated as hedging relationships	179,028	4,545	4,457	34,163	602	369
Derivatives not designated as hedging instruments:
Interest rate swaps	184,277	4,191	3,555	150,780	4,419	5,184
Total derivatives not designated as hedging instruments	184,277	4,191	3,555	150,780	4,419	5,184
Total	$363,305	8,736	8,012	$184,943	5,021	5,553
Cash collateral		—	2,860		—	(8,441)
Netting adjustments		(7,336)	(7,336)		2,994	2,994
Net amount presented in balance sheet		$1,400	$3,536		$8,015	$106

The table below lists designated and qualifying hedged items in fair value hedges at December 31, 2022, and December 31, 2021.

	December 31, 2022			December 31, 2021
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$17,202	$(2,384)	$—	$26,661	$213	$—
Total	$17,202	$(2,384)	$—	$26,661	$213	$—

The following table shows net gains or losses on derivatives and hedging activities for the years ended December 31, 2022, 2021, and 2020.

	2022	2021	2020
Derivatives designated as hedging instruments:
Interest rate swaps	$150	$28	$—
Total net gains (losses) related to derivatives designated as hedging instruments	150	28	—
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—
Total net gains (losses) related to derivatives designated as cash flow hedges	—	—	—
Total net gain (loss) related to hedging relationships	150	28	—
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	1,729	757	254
Total net gains (losses) related to derivatives not designated as hedging instruments	1,729	757	254
Net gains (losses) on derivatives and hedging activities	$1,879	$785	$254

The following table shows the recorded net gains or losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2022, 2021, and 2020.

	December 31, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$2,747	$(2,597)	$150	$(246)
Total	$2,747	$(2,597)	$150	$(246)

	December 31, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(14)	$42	$28	$(156)
Total	$(14)	$42	$28	$(156)

	December 31, 2020
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$367	$(367)	$—	$(90)
Total	$367	$(367)	$—	$(90)

The following table shows the recorded net gains or losses on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2022 and 2021. There were no cash flow hedges in 2020.

	December 31, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$(4,323)	$(3,252)	$217
Subordinated note hedges	1,518	1,141	72
Total	$(2,805)	$(2,111)	$289

	December 31, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$—	$—	$—
Subordinated note hedges	(58)	(44)	—
Total	$(58)	$(44)	$—

NOTE 10 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $145,720 and $233,460 as of December 31, 2022 and 2021.

At December 31, 2022 and 2021, Insured Cash Sweep (“ICS”) reciprocal demand deposits of $17,717 and $52,173 were included in the Company’s interest bearing deposits. Also included in savings and money market deposits are $282,705 and $308,374 of ICS reciprocal money market deposits. ICS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC coverage on the entire deposit.

At December 31, 2022 and 2021, Certificate of Deposit Account Registry Services (“CDARS”) deposits of $11,764 and $2,969 were included in the Company’s time deposit balance. Of the CDARS deposits at December 31, 2022 and 2021, $11,764 and $2,969 were reciprocal customer funds placed in the CDARS program. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table lists reciprocal and brokered deposits included in total deposits categorized by type.

	December 31, 2022	December 31, 2021
Interest bearing demand
Reciprocal	$17,717	$52,173
Total interest-bearing demand	17,717	52,173
Savings and money market
Reciprocal	282,705	308,374
Total saving and money market	282,705	308,374
Time
Reciprocal	11,764	2,969
Non-reciprocal brokered	251,799	10,000
Total time	263,563	12,969
Total reciprocal and brokered deposits	$563,985	$373,516

At December 31, 2022, the scheduled maturities of time deposits are as follows.

Due in one year or less	$656,083
Due after one year through two years	115,005
Due after two years through three years	18,434
Due after three years through four years	12,236
Due after four years through five years	12,332
Thereafter	234
Total	$814,324

NOTE 11 – BORROWINGS

Federal Funds Purchased and Retail Repurchase Agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2022 and 2021.

	2022	2021
Federal funds purchased	$—	$—
Retail repurchase agreements	$46,478	$56,006

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $55,289 and $55,605 at December 31, 2022 and 2021. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2022 and 2021.

	2022	2021
Average daily balance during the period	$53,337	$45,819
Average interest rate during the period	0.42%	0.23%
Maximum month-end balance during the period	$64,323	$56,006
Weighted average interest rate at period-end	0.72%	0.23%

Federal Home Loan Bank advances

The Federal Home Loan Bank advances as of December 31, 2022, were as follows. There were no outstanding Federal Home Loan Bank advances as of December 31, 2021.

2022
Federal Home Loan Bank line of credit advances	$138,864
Federal Home Loan Bank fixed rate term advances	—
Total principal outstanding	138,864
Federal Home Loan Bank fixed rate term advances, fair market value adjustments	—
Total Federal Home Loan Bank advances	$138,864

At December 31, 2022 and 2021, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $18,305 and $17,025. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $744,125 and securities of $74,083 for a total of $818,208 at December 31, 2022, and qualifying loans totaling $710,302 at December 31, 2021. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $659,695 and $691,149 at December 31, 2022 and 2021.

Bank Stock Loan

The Company entered into an agreement with an unaffiliated financial institution secured by the Company’s stock in Equity Bank. The loan had a maturity date of August 15, 2021, and was extended to February 11, 2022. Each draw of funds on the facility will create a separate note that is repayable over a term of five years. Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.50%. Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five-year term of each separate note. The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility.

The loan was renewed and amended on February 11, 2022, with the same terms as the previous renewal, a new maturity date of February 11, 2023 and a new floor of 3.25%. With this amendment, the maximum borrowing amount was decreased from $40,000 to $25,000. The maximum borrowing amount at December 31, 2022, was $25,000.

The loan was renewed and amended on February 10, 2023, with the same terms as the previous renewal and a new maturity date of February 10, 2024.

There were no bank stock loan advances as of December 31, 2022, or December 31, 2021.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. For the twelve months ended December 31, 2022, the Company was in compliance within our loan contract and within all other terms of the borrowing facility. For the twelve months ended December 31, 2021, the Company was in compliance with all other terms of the borrowing facility.

NOTE 12 – SUBORDINATED DEBT

The following table lists outstanding subordinated debt as of December 31, 2022 and 2021.

	2022	2021
Subordinated debentures	$23,255	$22,924
Subordinated notes	73,137	72,961
Total	$96,392	$95,885

Subordinated Debentures

In conjunction with the 2012 acquisition of First Community Bancshares, Inc. (FCB), the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII”, respectively).

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2022 and 2021. The trust preferred securities issued by CTII accrue and pay distributions quarterly at three-month LIBOR plus 2.00% (6.08% at December 31, 2022, and 2.12% at December 31, 2021) on the stated liquidation amount of the trust preferred securities. As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTII. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

On March 30, 2007, CTIII, an unconsolidated subsidiary of the Company, issued $5,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2022 and 2021. The trust preferred securities issued by CTIII accrue and pay distributions quarterly at three-month LIBOR plus 1.89% (6.66% at December 31, 2022, and 2.09% at December 31, 2021) on the stated liquidation amount of the trust preferred securities. As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTIII. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to FCB were used by CTIII to purchase $5,155 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

In conjunction with the 2016 acquisition of Community First Bancshares, Inc. (CFBI), the Company assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary, Community First (AR) Statutory Trust I, (“CFSTI”). The trust preferred securities issued by CFSTI accrue and pay distributions quarterly at three-month LIBOR plus 3.25% (7.97% at December 31, 2022, and 3.47% at December 31, 2021) on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032, or upon earlier redemption.

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

In conjunction with the 2021 acquisition of ASBI, the Company assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary, American State Bank Statutory Trust I, (“ASBSTI”). The trust preferred securities issued by ASBSTI accrue and pay distributions quarterly at three-month LIBOR plus 1.80% (6.57% at December 31, 2022, and 2.00% at December 31, 2021) on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption.

On September 15, 2005, ASBSTI, an unconsolidated subsidiary of the Company, issued $7,500 of variable rate trust preferred securities, all of which are outstanding at December 31, 2022, and December 31, 2021. As an integral part of the acquisition of ASBI, the Company has guaranteed fully and unconditionally all of the obligations of ASBSTI. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $232 in common securities to ASBI were used by ASBSTI to purchase $7,732 of floating rate subordinated debentures of ASBI which have the same payment terms as the trust preferred securities.

At December 31, 2022 and 2021, the contractual balance and the unamortized fair value adjustments were as shown below.

	2022			2021
		Weighted Average Rate	Weighted Average Term in Years		Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.08%	12.3	$10,310	2.12%	13.3
CTIII subordinated debentures	5,155	6.66%	14.5	5,155	2.08%	15.5
CFSTI subordinated debentures	5,155	7.97%	10.0	5,155	3.47%	11.0
ASBII subordinated debentures	7,732	6.57%	12.7	7,732	2.00%	13.8
Total contractual balance	28,352			28,352
Fair market value adjustments	(5,097)			(5,428)
Total subordinated debentures	$23,255			$22,924

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

Subordinated notes as of December 31, 2022, and December 31, 2021, are listed below.

	December 31, 2022			December 31, 2021
		Weighted Average Rate	Weighted Average Term in Years		Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	7.5	$75,000	7.00%	8.5
Total principal outstanding	75,000			75,000
Debt issuance cost	(1,863)			(2,039)
Total subordinated notes	$73,137			$72,961

Subordinated notes are included in Tier 2 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

Future Principal Repayments

Future principal repayments of the December 31, 2022, outstanding balances for all borrowings are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$46,478	$138,864	$—	$—	$185,342
Due after one year through two years	—	—	—	—	—
Due after two years through three years	—	—	—	—	—
Due after three years through four years	—	—	—	—	—
Due after four years through five years	—	—	—	—	—
Thereafter	—	—	28,352	75,000	103,352
Total	$46,478	$138,864	$28,352	$75,000	$288,694

NOTE 13 – CONTRACTUAL OBLIGATIONS

At December 31, 2022 and 2021, the Company had contractual obligations of $15,218 and $17,692. Contractual obligations represent commitments made by the Company to make capital investments in limited-liability entities that invest in qualified affordable housing projects. The Company expects to fulfill these commitments during the years 2023 through 2036.

NOTE 14 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. There were no shares of preferred stock outstanding at December 31, 2022, 2021, or 2020.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share. At December 31, 2022 and 2021, the following table presents shares that were issued and were held in treasury or were outstanding.

	2022	2021
Class A common stock – issued	20,277,910	20,077,059
Class A common stock – held in treasury	(4,347,798)	(3,316,944)
Class A common stock – outstanding	15,930,112	16,760,115
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

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

In September of 2021, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022. Under this program, during the year ended December 31, 2022 and 2021, the Company repurchased a total of 1,000,000 shares of the Company’s outstanding common stock at an average price paid of $32.11 per share.

In September of 2022, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 1, 2022, and concluding September 30, 2023. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the year ended December 31, 2022, the company repurchased a total of 163,727 shares of the Company’s outstanding common stock at an average price paid of $33.33 per share.

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

Accumulated Other Comprehensive Income (Loss)

For the years ended December 31, 2022 and December 31, 2021, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges. During 2022, 2021, and 2020, there were $79, $368 and $0 of gains reclassified from accumulated other comprehensive income to net gains on sales of and settlement of securities within the consolidated statements of income. During 2020, there was $509 of accretion reclassified from accumulated other comprehensive income to taxable interest income on securities within the consolidated statements of income.

Components of accumulated other comprehensive income as of December 31, 2022 and 2021, were as follows.

	Available -for-Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
December 31, 2022
Net unrealized or unamortized gains (losses)	$(148,029)	$(2,863)	$(150,892)
Tax effect	36,673	708	37,381
	$(111,356)	$(2,155)	$(113,511)
December 31, 2021
Net unrealized or unamortized gains (losses)	$2,427	$(58)	$2,369
Tax effect	(607)	14	(593)
	$1,820	$(44)	$1,776

NOTE 15 – INCOME TAXES

Income tax expense for the year ended December 31, 2022, 2021, and 2020 is listed in the following table

	2022	2021	2020
Current income tax expense
Federal	$6,679	$7,614	$9,054
State	3,321	2,750	2,435
Total current income tax expense	10,000	10,364	11,489
Deferred income tax expense (benefit)
Federal	2,197	1,009	(8,770)
State	397	583	(2,319)
Total deferred income tax expense (benefit)	2,594	1,592	(11,089)
Total income tax expense	$12,594	$11,956	$400

A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2022, 2021, and 2020) to the Company’s actual income tax expense for the year ended December 31, 2022, 2021, and 2020 is shown below.

	2022	2021	2020
Computed at the statutory rate	$14,759	$13,532	$(15,660)
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	2,665	2,333	407
Tax-exempt interest	(749)	(597)	(766)
Non-taxable life insurance income	(654)	(736)	(408)
Non-deductible expenses	258	409	183
Share-based payments	(200)	(480)	77
Federal tax credits	(4,330)	(2,754)	(600)
Non-deductible goodwill	—	—	17,584
Bargain purchase gain	—	(123)	(450)
Change in valuation allowance	354	379	164
Other	491	(176)	(131)
Non-deductible transactions costs	—	169	—
Income tax expense	$12,594	$11,956	$400

The increase in the income tax benefit related to federal tax credits was primarily driven by the impact of environmental, social and governance (“ESG”) investments in renewable energy. The benefits of these investments primarily consist of tax credits.

Components of deferred tax assets and liabilities at December 31, 2022 and 2021 are shown in the table below.

	2022	2021
Deferred tax assets
Allowance for credit losses	$11,691	$12,514
Tax credit carryforwards	722	810
Goodwill amortization	2,666	2,996
Accrued compensation	2,199	2,583
Net operating loss and attribute carryforwards	2,146	1,907
Net unrealized (gains) losses on securities and cash flow hedges	37,381	(593)
Other real estate owned	443	508
Other	1,135	1,392
Gross deferred tax assets	58,383	22,117
Deferred tax liabilities
Assumed debt fair market value adjustments	1,267	1,348
Depreciation	5,658	5,148
Federal Home Loan Bank stock dividends	66	219
Core deposit intangibles	1,383	2,330
Acquired loans fair market value adjustments	768	(72)
Deferred revenue	327	(566)
Other	509	493
Gross deferred tax liabilities	9,978	8,900
Valuation allowance	(2,122)	(2,348)
Net deferred tax asset (liability)	$46,283	$10,869

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Federal net operating losses acquired through previous acquisitions were fully utilized at December 31, 2020. Acquired federal tax credits totaling $722 at December 31, 2022, will expire between 2030 and 2034. The utilization of these tax credit carryforwards is not expected to be limited by Internal Revenue Code (“IRC”) sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes in multiple jurisdictions. Commercial banks are not allowed to file consolidated Kansas returns with non-bank consolidated group members. The state of Kansas allows net operating losses incurred for tax years beginning after December 31, 2017, to be carried forward indefinitely while those generated prior to this can be carried forward ten years. The Company has unused Kansas net operating loss carryforwards of approximately $47,310 generated through operations and $19,902 acquired through acquisitions. These net operating losses have a valuation allowance of $47,310 and $19,902, respectively, recorded against them and expire between 2022 and 2027 for those incurred for tax years beginning before December 31, 2017, with the remaining carried forward indefinitely. In connection with a 2015 acquisition, the Company acquired Kansas net operating losses usable against Kansas bank income. At December 31, 2022, the there was no remaining Kansas net operating loss carryforward usable against Kansas bank income. In establishing a valuation allowance, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on this analysis, certain deferred tax assets have a valuation allowance recorded against them resulting in a zero carrying value. The Company is generally no longer subject to U.S. federal, state and local tax examinations for years before 2019. The only examination open at the federal and state level at December 31, 2022, was in the state of Missouri for tax years 2019, 2020, and 2021. At this time, no material adjustments are expected related to this audit.

NOTE 16 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The final rules implementing the Basel Committee on Banking Supervision’s capital guidelines for U.S. banks (Basel III rules) became effective for the Company on January 1, 2019. The Basel III rules also require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of December 31, 2022, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2022, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2022 and 2021, are presented in the tables below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2022
Total capital to risk weighted assets
Equity Bancshares, Inc.	$603,593	16.08%	$394,072	10.50%	$	N/A	N/A
Equity Bank	588,165	15.71%	393,168	10.50%		374,445	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	483,539	12.88%	319,011	8.50%		N/A	N/A
Equity Bank	541,354	14.46%	318,279	8.50%		299,556	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	460,285	12.26%	262,715	7.00%		N/A	N/A
Equity Bank	541,354	14.46%	262,112	7.00%		243,390	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	483,539	9.61%	201,288	4.00%		N/A	N/A
Equity Bank	541,354	10.77%	201,066	4.00%		251,332	5.00%

	Actual		Minimum Required for Capital Adequacy Under Basel III		To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2021
Total capital to risk weighted assets
Equity Bancshares, Inc.	$571,514	15.96%	$376,013	10.50%	$	N/A	N/A
Equity Bank	546,503	15.28%	375,646	10.50%		357,758	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	453,718	12.67%	304,391	8.50%		N/A	N/A
Equity Bank	501,711	14.02%	304,094	8.50%		286,206	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	430,794	12.03%	250,675	7.00%		N/A	N/A
Equity Bank	501,711	14.02%	250,430	7.00%		232,543	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	453,718	9.09%	199,563	4.00%		N/A	N/A
Equity Bank	501,711	10.07%	199,381	4.00%		249,226	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 17 – RELATED PARTY TRANSACTIONS

At December 31, 2022 and 2021, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $12,005 and $12,358. Changes during 2022 are listed below.

2022
Balance at January 1, 2022	$12,358
New loans/advances	10,198
Repayments	(10,551)
Balance at December 31, 2022	$12,005

At December 31, 2022 and 2021, the Company had deposits from executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $13,095 and $20,936.

NOTE 18 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to IRS maximum contribution limit. Contributions to the profit-sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors. Employer contributions charged to expense for 2022, 2021, and 2020 were $1,253, $1,140 and $1,023.

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

The Pentegra Defined Benefit Plan covered substantially all officers and employees of First Independence who began employment prior to December 31, 2009, with 53 participants retaining benefits under the plan.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Company.

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30. The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2021.

The following table presents the net pension cost and funded status of the Company relating to the Pentegra Defined Benefit Plan since the date of acquisition (dollar amounts in thousands).

	2022	2021
Net pension cost charged to salaries and employee benefits	$71	$168
Pentegra defined benefit plan funded status as of July 1	118.87%	129.62%
Plan's funded status as of July 1	93.66%	101.26%
Contributions paid to the plan	$80	$150

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2020.

NOTE 19 – SHARE-BASED PAYMENTS

The Company’s 2022 Omnibus Equity Plan (the Plan) reserved 760,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors. The Plan replaced the Amended and Restated 2013 Stock Incentive Plan (2013 Plan). Under the 2013 Plan, there were 345,887 and 437,801 remaining fully vested and exercisable options outstanding at December 31, 2022 and 2021. No new grants of options may be made under the 2013 Plan. The Company believes that stock-based awards better align the interests of its employees with those of its stockholders. Under the Company’s 2022 and 2021 director compensation policy, the directors receive a portion of their compensation in stock. For the years ended December 31, 2022 and 2021, the Company recognized expense of $341 and $285 and issued 0 and 10,242 shares. At December 31, 2022, there were 757,789 shares available for equity awards under the Plan.

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2022 and 2021.

December 31, 2022	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	478,841	$26.08	5	$3,889
Granted	33,250	31.64	10	34
Exercised	(102,309)	19.66	4	(1,331)
Forfeited or expired	(30,686)	33.32	6	—
Outstanding at end of year	379,096	$27.72	4	$2,118
Fully vested and expected to vest	379,096	$27.72	4	$2,118
Exercisable at end of year	345,887	$27.36	4	$2,063

December 31, 2021	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	751,333	$22.89	5	$2,790
Granted	4,163	22.08	10	—
Exercised	(247,895)	15.52	2	—
Forfeited or expired	(28,760)	33.13	7	—
Outstanding at end of year	478,841	$26.08	5	$3,889
Fully vested and expected to vest	478,841	$26.08	5	$3,889
Exercisable at end of year	437,801	$25.49	5	$3,806

There were no stock options granted during the year ended December 31, 2020. The fair values of stock options granted during the years ended December 31, 2022 and 2021, were estimated to be $11.23 per share and $5.85 per share. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected stock price volatility is based on the historical volatility of the SNL Bank Index. The expected term of options granted is based on the Simplified Method. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2022	2021
Risk free rate	1.67%	0.62%
Market value of stock on grant date	$31.64	$22.08
Expected term (in years)	5.8	6.0
Expected volatility	34.64%	26.13%
Dividend rate	—%	—%

Compensation expense for stock options is recognized as the options vest. Total stock option compensation cost that has been charged against income was $260, $201, and $464 for 2022, 2021, and 2020. The total income tax benefit was $64, $51 and $117. At December 31, 2022, there was $222 of unrecognized compensation expense related to non-vested stock options granted under the Plan. Unrecognized compensation expense at December 31, 2022, will be recognized over a remaining weighted average period of 4.4 years.

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

A summary of changes in the Company’s non-vested RSUs is shown below.

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2022	287,737	$25.13
Granted	166,136	31.39
Vested	(69,049)	26.29
Forfeited	(47,574)	29.58
Outstanding at December 31, 2022	337,250	$27.35

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2021	261,078	$30.39
Granted	169,696	22.58
Vested	(74,454)	32.56
Forfeited	(68,583)	30.75
Outstanding at December 31, 2021	287,737	$25.13

Compensation expense is recognized over the vesting period of the award based on the fair value of RSU awards at the grant date. The Company recognized share-based compensation attributable to RSUs of $2,897, $2,285 and $2,650 for the years ended December 31, 2022, 2021, and 2020. The total income tax benefit was $719, $575 and $667 for the same time periods. Unrecognized RSU compensation expense of $5.6 million at December 31, 2022, will be recognized over a remaining weighted average period of 2.2 years.

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

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2019 to February 14, 2020	16,764	$21.11	$63
February 15, 2020 to August 14, 2020	17,829	13.61	43
August 15, 2020 to February 14, 2021	17,621	13.68	42
February 15, 2021 to August 14, 2021	16,034	20.50	58
August 15, 2021 to February 14, 2022	14,274	27.37	69
February 15, 2022 to August 14, 2022	14,555	27.61	71

NOTE 20 – EARNINGS PER SHARE

Earnings per share were computed as shown below.

	2022	2021	2020
Basic:
Net income (loss) allocable to common stockholders	$57,688	$52,480	$(74,970)
Weighted average common shares outstanding	16,212,429	15,016,725	15,097,726
Weighted average vested restricted stock units	1,620	2,496	786
Weighted average shares	16,214,049	15,019,221	15,098,512
Basic earnings (losses) per common share	$3.56	$3.49	$(4.97)
Diluted:
Net income (loss) allocable to common stockholders	$57,688	$52,480	$(74,970)
Weighted average common shares outstanding for:
Basic earnings per common share	16,214,049	15,019,221	15,098,512
Dilutive effects of the assumed exercise of stock options	92,893	164,704	—
Dilutive effects of the assumed redemption of RSUs	129,056	120,622	—
Dilutive effects of the assumed exercise of Employee Stock Purchase Plan	1,908	1,884	—
Average shares and dilutive potential common shares	16,437,906	15,306,431	15,098,512
Diluted earnings (losses) per common share	$3.51	$3.43	$(4.97)

Dilutive shares not included above due to the net loss in the period.

	2022	2021	2020
Dilutive effects of the assumed exercise of stock options	—	—	98,943
Dilutive effects of the assumed vesting of restricted stock units	—	—	37,677
Dilutive effects of the assumed exercise of ESPP purchases	—	—	3,367
Total dilutive shares	—	—	139,987

Average outstanding stock options and RSUs not included in the computation of diluted earnings (loss) because they were antidilutive are shown below.

	2022	2021	2020
Stock options	78,645	55,872	309,951
Restricted stock units	452	451	135,155
Total antidilutive shares	79,097	56,323	445,106

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$106,406	$—
U.S. Treasury securities	232,158	—	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	498,606	—
Private label residential mortgage backed securities	—	163,560	—
Corporate	—	52,374	—
Small Business Administration loan pools	—	12,181	—
State and political subdivisions	—	119,105	—
Derivative assets:
Derivative assets (included in other assets)	—	8,736	—
Cash collateral held by counterparty and netting adjustments	(7,336)	—	—
Total derivative assets	(7,336)	8,736	—
Other assets:
Equity securities with readily determinable fair value	570	—	—
Total other assets	570	—	—
Total assets	$225,392	$960,968	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,012	$—
Cash collateral held by counterparty and netting adjustments	(4,476)	—	—
Total derivative liabilities	(4,476)	8,012	—
Total liabilities	$(4,476)	$8,012	$—

	December 31, 2021
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$123,407	$—
U.S. Treasury securities	155,602	—	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	664,887	—
Private label residential mortgage backed securities	—	171,688	—
Corporate	—	53,777	—
Small Business Administration loan pools	—	16,475	—
State and political subdivisions	—	141,606	—
Derivative assets:
Derivative assets (included in other assets)	—	5,021	—
Cash collateral held by counterparty and netting adjustments	2,994	—	—
Total derivative assets	2,994	5,021	—
Other assets:
Equity securities with readily determinable fair value	644	—	—
Total other assets	644	—	—
Total assets	$159,240	$1,176,861	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,553	$—
Cash collateral held by counterparty and netting adjustments	(5,447)	—	—
Total derivative liabilities	(5,447)	5,553	—
Total liabilities	$(5,447)	$5,553	$—

There were no transfers between Levels during 2022 or 2021. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of loans individually assessed for credit losses. The fair values of loans individually assessed for credit losses with specific allocations of the allowance for credit losses are generally based on recent real estate appraisals of the collateral. Declines in the fair values of other real estate owned, subsequent to their initial acquisitions, are also based on recent real estate appraisals less selling costs.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	December 31, 2022
	Level 1	Level 2	Level 3
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$617
Commercial and industrial	—	—	4,747
Residential real estate	—	—	2,395
Agricultural real estate	—	—	1,253
Other	—	—	1,871
Other real estate owned:
Commercial real estate	—	—	792
Residential real estate	—	—	170

	December 31, 2021
	Level 1	Level 2	Level 3
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$5,201
Commercial and industrial	—	—	2,793
Residential real estate	—	—	3,758
Agricultural real estate	—	—	2,101
Other	—	—	4,068
Other real estate owned:
Commercial real estate	—	—	2,043
Residential real estate	—	—	191

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2022 and 2021.

Valuations of loans and other real estate owned individually assessed for credit losses utilize third party appraisals or broker price opinions and are classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2022
Real estate loans individually evaluated for credit losses	$10,883	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 51% (31%)

Other real estate owned individually evaluated for credit losses	$962	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 24% (13%)
December 31, 2021
Real estate loans individually evaluated for credit losses	$17,921	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 31% (18%)

Other real estate owned individually evaluated for credit losses	$2,234	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 20% (12%)

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated.

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$104,428	$104,428	$104,428	$—	$—
Available-for-sale securities	1,184,390	1,184,390	232,158	952,232	—
Held-to-maturity securities	1,948	1,973	—	1,973	—
Loans held for sale	349	349	—	349	—
Loans, net of allowance for credit losses	3,265,701	3,251,129	—	—	3,251,129
Federal Reserve Bank and Federal Home Loan Bank stock	21,695	21,695	—	21,695	—
Interest receivable	20,630	20,630	—	20,630	—
Derivative assets	8,736	8,736	—	8,736	—
Cash collateral held by derivative counterparty and netting adjustments	(7,336)	(7,336)	(7,336)	—	—
Total derivative assets	1,400	1,400	(7,336)	8,736	—
Equity securities with readily determinable fair value	570	570	570	—	—
Total assets	$4,601,111	$4,586,564	$329,820	$1,005,615	$3,251,129
Financial liabilities:
Deposits	$4,241,807	$4,232,948	$—	$4,232,948	$—
Federal funds purchased and retail repurchase agreements	46,478	46,478	—	46,478	—
Federal Home Loan Bank advances	138,864	138,864	—	138,864	—
Subordinated debentures	23,255	23,255	—	23,255	—
Subordinated notes	73,137	70,887	—	70,887	—
Contractual obligations	15,218	15,218	—	15,218	—
Interest payable	2,462	2,462	—	2,462	—
Derivative liabilities	8,012	8,012	—	8,012	—
Cash collateral held by derivative counterparty and netting adjustments	(4,476)	(4,476)	(4,476)	—	—
Total derivative liabilities	3,536	3,536	(4,476)	8,012	—
Total liabilities	$4,544,757	$4,533,648	$(4,476)	$4,538,124	$—

	December 31, 2021
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$259,954	$259,954	$259,954	$—	$—
Available-for-sale securities	1,327,442	1,327,442	155,601	1,171,841	—
Loans held for sale	4,214	4,214	—	4,214	—
Loans, net of allowance for credit losses	3,107,262	3,100,232	—	—	3,100,232
Federal Reserve Bank and Federal Home Loan Bank stock	17,510	17,510	—	17,510	—
Interest receivable	18,048	18,048	—	18,048	—
Derivative assets	5,021	5,021	—	5,021	—
Cash collateral held by derivative counterparty and netting adjustments	2,994	2,994	2,994	—	—
Total derivative assets	8,015	8,015	2,994	5,021	—
Equity securities with readily determinable fair value	644	644	644	—	—
Total assets	$4,743,089	$4,736,059	$419,193	$1,216,634	$3,100,232
Financial liabilities:
Deposits	$4,420,004	$4,421,441	$—	$4,421,441	$—
Federal funds purchased and retail repurchase agreements	56,006	56,006	—	56,006	—
Subordinated debentures	22,924	22,924	—	22,924	—
Subordinated notes	72,961	80,880	—	80,880	—
Contractual obligations	17,692	17,692	—	17,692	—
Interest payable	3,187	3,187	—	3,187	—
Derivative liabilities	5,553	5,553	—	5,553	—
Cash collateral held by derivative counterparty and netting adjustments	(5,447)	(5,447)	(5,447)	—	—
Total derivative liabilities	106	106	(5,447)	5,553	—
Total liabilities	$4,592,880	$4,602,236	$(5,447)	$4,607,683	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2022 and 2021 were as follows.

	December 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$73,185	$210,266	$101,923	$173,976
Mortgage loans in the process of origination	2,130	3,480	7,404	2,353
Unused lines of credit	130,843	354,408	106,291	317,249

At December 31, 2022, the fixed rate loan commitments have interest rates ranging from 3.25% to 9.42% and maturities ranging from 1 month to 225 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified preconditions are met. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The contractual amounts of standby letters of credit as of December 31, 2022 and 2021 are listed below.

	December 31, 2022		December 31, 2021
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$16,358	$25,791	$14,656	$5,799

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

Equity Bank is party to a lawsuit filed on January 28, 2022, in the Sedgwick County Kansas District Court on behalf of one of our customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action. The Bank has filed a motion to dismiss this claim on its merits and on the grounds that the defendant must litigate any such claims in arbitration. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claim asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

Equity Bank is party to a lawsuit filed on February 2, 2022, in Jackson County, Missouri District Court against the Bank on behalf of one of our Missouri customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claims now asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the years ended December 31, 2022 and 2021.

	2022	2021
Non-interest income
Service charges and fees	$10,632	$8,596
Debit card income	10,677	10,236
Mortgage banking(a)	1,416	3,306
Increase in bank-owned life insurance(a)	3,113	3,506
Net gain on acquisition and branch sales(a)	962	585
Net gain (loss) from securities transactions(a)	5	406
Other non-interest income
Investment referral income	539	678
Trust income	1,036	1,140
Insurance sales commissions	566	545
Recovery on zero-basis purchased loans(a)	249	85
Income (loss) from equity method investments(a)	(222)	(222)
Other non-interest income related to loans and deposits	6,894	3,703
Other non-interest income not related to loans and deposits(a)	90	278
Total other non-interest income	9,152	6,207
Total	$35,957	$32,842
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

CONDENSED BALANCE SHEETS

December 31, 2022, and 2021

(Dollar Amounts in thousands, except per share data)

	2022	2021
ASSETS
Cash and due from banks	$12,108	$25,063
Investment in Equity Bank	490,755	572,414
Investment in EBAC	3,325	3,538
Investment in ERMI	405	—
Other assets	2,035	342
Total assets	$508,628	$601,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank stock loan	$—	$—
Subordinated debt	96,392	95,885
Interest payable and other liabilities	2,178	4,841
Total liabilities	98,570	100,726
Stockholders’ equity	410,058	500,631
Total liabilities and stockholders’ equity	$508,628	$601,357

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2022, 2021, and 2020

(Dollar Amounts in thousands, except per share data)

	2022	2021	2020
Dividends from Equity Bank	$33,903	$14,251	$7,500
Other income	4	56	1
Total income	33,907	14,307	7,501
Expenses
Interest expense	6,796	6,261	3,924
Other expenses	2,516	3,450	2,536
Total expenses	9,312	9,711	6,460
Income before income tax and equity in undistributed income (loss) of subsidiaries	24,595	4,596	1,041
Income tax benefit	2,039	1,551	1,504
Income before equity in undistributed income (loss) of subsidiaries	26,634	6,147	2,545
Equity in undistributed income (loss) of Equity Bank	31,462	46,710	(77,143)
Equity in undistributed income (loss) of EBAC	(413)	(377)	(372)
Equity in undistributed income (loss) of ERMI	5	—	—
Net income (loss) and net income (loss) allocable to common stockholders	$57,688	$52,480	$(74,970)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2022, 2021, and 2020

(Dollar Amounts in thousands, except per share data)

	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$57,688	$52,480	$(74,970)
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	3,325	2,906	3,473
Equity in undistributed (income) loss of Equity Bank	(31,462)	(46,710)	77,143
Equity in undistributed (income) loss of EBAC	413	377	372
Equity in undistributed (income) loss of ERMI	(5)	—	—
Net amortization of purchase valuation adjustments	506	485	388
Net change in:	—
Other assets	1,464	6,965	(300)
Interest payable and other liabilities	(5,912)	(207)	(4,524)
Net cash from (to) operating activities	26,017	16,296	1,582
Cash flows (to) from investing activities
Proceeds from sales, calls, pay-downs and maturities of AFS securities	—	376	—
Net redemptions (purchases) of correspondent and miscellaneous other stock	(2,425)	—	—
Purchase of net assets of ASBI, net of cash acquired	—	(8,209)	—
Additional investment in Equity Bank	—	—	(17,200)
Additional investment in EBAC	(200)	—	(450)
Additional investment in ERMI	(400)	—	—
Net cash (used in) investing activities	(3,025)	(7,833)	(17,650)
Cash flows (to) from financing activities
Borrowings on bank stock loan	—	—	38,354
Principal payments on bank stock loan	—	—	(47,344)
Borrowings on subordinated debt	—	—	75,000
Subordinated debt issue cost	—	(16)	(2,265)
Proceeds from exercise of employee stock options	2,011	3,847	20
Principal payments on employee stock loan	—	43	34
Proceeds from employee stock purchase plan	792	569	596
Purchase of treasury stock	(33,186)	(18,664)	(19,348)
Dividends paid on common stock	(5,564)	(1,149)	—
Net cash provided by (used in) financing activities	(35,947)	(15,370)	45,047
Net change in cash and cash equivalents	(12,955)	(6,907)	28,979
Cash and cash equivalents, beginning of period	25,063	31,970	2,991
Ending cash and cash equivalents	$12,108	$25,063	$31,970