Form 10-Q
period 2023-03-31
EQUITY BANCSHARES INC
filed 2023-05-04
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of April 28, 2023, the registrant had 15,480,961 shares of Class A common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 9, 2023, and in Item 1A – Risk Factors of this Quarterly Report.

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
•
a continued economic downturn related to a pandemic, especially one affecting our core market areas;
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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2023, and December 31, 2022

(Dollar amounts in thousands)

	(Unaudited) March 31,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$249,982	$104,013
Federal funds sold	384	415
Cash and cash equivalents	250,366	104,428
Available-for-sale securities	1,183,247	1,184,390
Held-to-maturity securities, fair value of $1,995 and $1,973	1,944	1,948
Loans held for sale	648	349
Loans, net of allowance for credit losses of $45,103 and $45,847	3,285,515	3,265,701
Other real estate owned, net	4,171	4,409
Premises and equipment, net	104,789	101,492
Bank-owned life insurance	122,971	123,176
Federal Reserve Bank and Federal Home Loan Bank stock	33,359	21,695
Interest receivable	20,461	20,630
Goodwill	53,101	53,101
Core deposit intangibles, net	9,678	10,596
Other	86,466	89,736
Total assets	$5,156,716	$4,981,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,012,671	$1,097,899
Total non-interest-bearing deposits	1,012,671	1,097,899
Demand, savings and money market	2,334,463	2,329,584
Time	939,799	814,324
Total interest-bearing deposits	3,274,262	3,143,908
Total deposits	4,286,933	4,241,807
Federal funds purchased and retail repurchase agreements	45,098	46,478
Federal Home Loan Bank advances	111,222	138,864
Federal Reserve Bank borrowings	140,000	—
Subordinated debt	96,522	96,392
Contractual obligations	19,372	15,218
Interest payable and other liabilities	32,446	32,834
Total liabilities	4,731,593	4,571,593
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	206	205
Additional paid-in capital	486,658	484,989
Retained earnings	150,810	140,095
Accumulated other comprehensive income (loss)	(101,238)	(113,511)
Treasury stock	(111,313)	(101,720)
Total stockholders’ equity	425,123	410,058
Total liabilities and stockholders’ equity	$5,156,716	$4,981,651

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months ended March 31, 2023, and 2022

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2023	2022
Interest and dividend income
Loans, including fees	$48,381	$36,306
Securities, taxable	5,947	5,391
Securities, nontaxable	669	655
Federal funds sold and other	1,126	300
Total interest and dividend income	56,123	42,652
Interest expense
Deposits	13,821	1,722
Federal funds purchased and retail repurchase agreements	195	33
Federal Home Loan Bank advances	1,018	9
Federal Reserve Bank borrowings	135	—
Subordinated debt	1,844	1,599
Total interest expense	17,013	3,363
Net interest income	39,110	39,289
Provision (reversal) for credit losses	(366)	(412)
Net interest income after provision (reversal) for credit losses	39,476	39,701
Non-interest income
Service charges and fees	2,545	2,522
Debit card income	2,554	2,628
Mortgage banking	88	562
Increase in value of bank-owned life insurance	1,583	865
Net gain (loss) from securities transactions	32	40
Other	2,287	2,405
Total non-interest income	9,089	9,022
Non-interest expense
Salaries and employee benefits	16,692	15,068
Net occupancy and equipment	2,879	3,170
Data processing	3,916	3,769
Professional fees	1,384	1,171
Advertising and business development	1,159	976
Telecommunications	485	470
FDIC insurance	360	180
Courier and postage	458	423
Free nationwide ATM cost	525	501
Amortization of core deposit intangibles	918	1,050
Loan expense	117	185
Other real estate owned	119	(1)
Merger expenses	—	323
Other	4,706	2,174
Total non-interest expense	33,718	29,459
Income (loss) before income tax	14,847	19,264
Provision (benefit) for income taxes	2,524	3,614
Net income (loss) and net income (loss) allocable to common stockholders	$12,323	$15,650
Basic earnings (loss) per share	$0.78	$0.94
Diluted earnings (loss) per share	$0.77	$0.93

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months ended March 31, 2023, and 2022

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2023	2022
Net income	$12,323	$15,650
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	16,018	(69,339)
Reclassification for net gains included in net income	—	(79)
Unrealized holding gains (losses) arising during the period on cash flow hedges	799	598
Total other comprehensive income (loss)	16,817	(68,820)
Tax effect	(4,544)	17,032
Other comprehensive income (loss), net of tax	12,273	(51,788)
Comprehensive income (loss)	$24,596	$(36,138)

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2023, and 2022

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2022	16,760,115	$203	$478,862	$88,324	$1,776	$(68,534)	$500,631
Net income	—	—	—	15,650	—	—	15,650
Other comprehensive income (loss), net of tax effects	—	—	—	—	(51,788)	—	(51,788)
Cash dividends - common stock, $0.08 per share	—	—	—	(1,318)	—	—	(1,318)
Dividend equivalents - restricted stock units, $0.08 per share	—	—	—	(24)	—	—	(24)
Stock-based compensation	—	—	804	—	—	—	804
Common stock issued upon exercise of stock options	3,500	—	50	—	—	—	50
Common stock issued under stock-based incentive plan	61,460	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	14,274	—	391	—	—	—	391
Treasury stock purchase	(384,383)	—	—	—	—	(12,381)	(12,381)
Balance at March 31, 2022	16,454,966	$204	$480,106	$102,632	$(50,012)	$(80,915)	$452,015

Balance at January 1, 2023	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$410,058
Net income	—	—	—	12,323	—	—	12,323
Other comprehensive income (loss), net of tax effects	—	—	—	—	12,273	—	12,273
Cash dividends - common stock, $0.10 per share	—	—	—	(1,573)	—	—	(1,573)
Dividend equivalents- restricted stock units, $0.10 per share	—	—	—	(35)	—	—	(35)
Stock-based compensation	—	—	1,212	—	—	—	1,212
Common stock issued under stock-based incentive plan	102,687	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	17,508	—	458				458
Treasury stock purchases	(320,050)	—	—	—	—	(9,593)	(9,593)
Balance at March 31, 2023	15,730,257	$206	$486,658	$150,810	$(101,238)	$(111,313)	$425,123

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2023, and 2022
(Dollar amounts in thousands)
	(Unaudited) March 31,
	2023	2022
Cash flows from operating activities
Net income	$12,323	$15,650
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	1,212	804
Depreciation	1,087	1,172
Amortization of operating lease right-of-use asset	166	175
Amortization of cloud computing implementation costs	47	47
Provision (reversal) for credit losses	(366)	(412)
Net amortization (accretion) of purchase valuation adjustments	(163)	(1,430)
Amortization (accretion) of premiums and discounts on securities	1,172	1,926
Amortization of intangible assets	954	1,085
Deferred income taxes	(255)	(226)
Federal Home Loan Bank stock dividends	(140)	(18)
Loss (gain) on sales and valuation adjustments on other real estate owned	34	(172)
Net loss (gain) on sales and settlements of securities	—	(79)
Change in unrealized (gains) losses on equity securities	(32)	39
Loss (gain) on disposal of premises and equipment	(15)	(43)
Loss (gain) on sales of foreclosed assets	(3)	(49)
Loss (gain) on sales of loans	(62)	(463)
Originations of loans held for sale	(3,391)	(16,193)
Proceeds from the sale of loans held for sale	3,154	19,295
Increase in the value of bank-owned life insurance	(1,583)	(865)
Change in fair value of derivatives recognized in earnings	176	(810)
Payments on operating lease payable	(262)	(205)
Net change in:
Interest receivable	169	1,125
Other assets	4,216	(101)
Interest payable and other liabilities	694	(12,448)
Net cash provided by operating activities	19,132	7,804
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(1,840)	(153,850)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	17,828	57,134
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	4	—
Net change in loans	(18,019)	(85,273)
Purchase of USDA guaranteed loans	(802)	(2,293)
Purchase of premises and equipment	(4,408)	(309)
Proceeds from sale of premises and equipment	39	50
Proceeds from sale of foreclosed assets	38	20,063
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(11,524)	(2,362)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(1,526)	—
Proceeds from sale of other real estate owned	172	205
Proceeds from bank-owned life insurance death benefits	1,794	723
Net cash (used in) provided by investing activities	(18,244)	(165,912)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	45,095	(40,311)
Net change in federal funds purchased and retail repurchase agreements	(1,380)	(7,807)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	(127,642)	20,000
Proceeds from Federal Home Loan Bank term advances	466,091	122,128
Principal repayments on Federal Home Loan Bank term advances	(366,091)	(92,128)
Proceeds from Federal Reserve Bank borrowings	141,000	1,000
Principal payments on Federal Reserve Bank borrowings	(1,000)	(1,000)

Proceeds from the exercise of employee stock options	—	50
Proceeds from employee stock purchase plan	458	391
Purchase of treasury stock	(9,593)	(12,381)
Net change in contractual obligations	(246)	(385)
Dividends paid on common stock	(1,642)	(1,353)
Net cash (used in) provided by financing activities	145,050	(11,796)
Net change in cash and cash equivalents	145,938	(169,904)
Cash and cash equivalents, beginning of period	104,428	259,954
Ending cash and cash equivalents	$250,366	$90,050
Supplemental cash flow information:
Interest paid	$12,966	$4,739
Income taxes paid, net of refunds	27	82
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	27	555
Other repossessed assets acquired in settlement of loans	46	20
Purchase of investment in tax credit structures	4,400	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly-owned subsidiaries, Equity Bank (“Equity Bank”), EBAC, LLC (“EBAC”) and Equity Risk Management, Inc. ("ERMI"). ERMI provides property and casualty insurance coverage to Equity Bancshares and Equity Bank and reinsurance to other third party insurance captives for which insurance may not be currently available or economically feasible in today's insurance marketplace. The wholly-owned subsidiaries of Equity Bank are comprised of SA Holdings, Inc.("SA Holdings") and EQBK Investments, LLC. ("EQBK Investments"). SA Holdings was established for the purpose of holding and selling other real estate owned. EQBK Investments was established for the purpose to hold Equity Bank's investment in a real estate investment trust. These entities are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2023. Operating results for the three months ended March 31, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

Reclassifications

Some items in prior financial statements were reclassified to conform to the current presentation. Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for the periods reported.

Risk and Uncertainties

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like Equity Bank. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact Equity Bank's liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. Prior to the end of the quarter, Equity Bank pledged additional investments to the FRB to increase liquidity under the Bank Term Funding Program as a precaution; however, the Company did not experience the same level of deposit runoff as compared to the recent failed financial institutions which, the Company believes, is due to the difference in the types of deposits being offered, deposit concentration and ALM management practices.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include contract modifications; hedging relationships; and sale or transfer of debt securities classified as held-to-maturity. The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022. The Company’s contracts issued prior to December 31, 2021, are primarily LIBOR tenures that will continue to be published until June 30, 2023, and the Company has reviewed the respective fallback language of these contracts and believes that the language is operational. The Company will continually evaluate these contracts until the indexes are no longer published or final contract modifications are completed; however, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). ASU 2021-01 clarify that certain optional expedients and exceptions that are noted in Topic 848 apply to derivatives that are affected by the discounting transition. Certain provisions, if elected by the Company, apply to derivative instruments that use an interest rate for managing, discounting or contract price alignment that is modified as a result of reference rate reform. The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022. The Company’s contracts issued prior to December 31, 2021, are primarily LIBOR tenures that will continue to be published until June 30, 2023, and the Company has reviewed the respective fallback language of these contracts and believes that the language is operational. The Company will continually evaluate these contracts until the indexes are no longer published or final contract modifications are completed; however, the financial impact on the Company’s financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Trouble Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for loan restructurings by creditor when a borrower is experiencing financial difficulty. Creditors will be required to apply the refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires that public business entities disclose gross write offs by year of origination for financing receivables and net investment in leases within the scope of Financial Instruments – Credit Losses – Measured at Amortized Cost of the Accounting Standards Codification. The guidance was effective for the Company on January 1, 2023 and the Company was permitted to apply the guidance prospectively or through a modified retrospective method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Since the Company had adopted ASU 2016-13 effective January 1, 2021, the Company was permitted to early adopt the guidance in totality or individually for the topics covered in this update. The Company did not early adopt this guidance and the implementation of this guidance did not have a material financial impact on our financial condition, results of operations or cash flows, but impacted the Company’s loan disclosures.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the current sunset date of Topic 848 from December 31, 2022, to December 31, 2024, to allow for contracts tied to certain tenors of USD LIBOR that have cessation dates of June 30, 2023 to apply the relief of Topic 848. The Company will continually evaluate contracts subject to this guidance until the indexes are no longer published or final contract indexes modifications are completed; however, the financial impact on our financial condition, results of operations and cash flows will depend on the population of contracts that are still outstanding on the date the underlying indexes are no longer published.

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in ASU 2023-02 permit all reporting entities that hold tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or investments in Low Income Housing Tax Credit ("LIHTC") structure through a limited liability entity that is not accounted for using the proportional amortization method and was previously applying LIHTC specific guidance which has been removed by ASU 2023-02. The election to apply the proportional amortization election is a program-by-program election rather than at a reporting entity or individual investment level. The amendments require specific disclosures that must be provided for all investments that generate income tax credits and other income tax benefits from a tax program for which the entity elected to apply the proportional amortization method which must be provided in both annual and interim financial statements. This guidance will be effective for the Company for fiscals years beginning after December 31, 2023, including interim periods within those fiscal years and early adoption is permitted in any interim period. If the Company adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The amendments in this update must be applied using a modified retrospective method or a retrospective method through a cumulative-effect adjustment to the opening balance of retained earnings for the period adoption for the modified retrospective method or the earliest period presented for the retrospective method. The Company is currently evaluating the guidance but does not expect the financial impact to be material on our financial condition, results of operations or cash flows, but will impact the Company's disclosures relating to income tax expense and investments in tax credit structures.

NOTE 2 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$123,019	$—	$(14,605)	$—	$108,414
U.S. Treasury securities	259,664	2	(21,621)	—	238,045
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	547,198	—	(54,784)	—	492,414
Private label residential mortgage-backed securities	186,924	5	(25,749)	—	161,180
Corporate	56,662	—	(5,731)	—	50,931
Small Business Administration loan pools	12,327	—	(648)	—	11,679
State and political subdivisions	129,464	165	(9,045)	—	120,584
	$1,315,258	$172	$(132,183)	$—	$1,183,247

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$123,196	$—	$(16,790)	$—	$106,406
U.S. Treasury securities	257,690	—	(25,532)	—	232,158
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,776	—	(62,170)	—	498,606
Private label residential mortgage-backed securities	190,889	17	(27,346)	—	163,560
Corporate	56,642	—	(4,268)	—	52,374
Small Business Administration loan pools	12,915	—	(734)	—	12,181
State and political subdivisions	130,311	55	(11,261)	—	119,105
	$1,332,419	$72	$(148,101)	$—	$1,184,390

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2023
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,104	$14	$—	$—	$1,118
State and political subdivisions	840	37	—	—	877
	$1,944	$51	$-	$—	$1,995

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,108	$—	$—	$—	$1,108
State and political subdivisions	840	25	—	—	865
	$1,948	$25	$—	$—	$1,973

The fair value and amortized cost of debt securities at March 31, 2023, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$8,359	$8,329	$—	$—
One to five years	336,533	310,203	—	—
Five to ten years	170,171	152,150	—	—
After ten years	66,073	58,971	840	877
Mortgage-backed securities	734,122	653,594	1,104	1,118
Total debt securities	$1,315,258	$1,183,247	$1,944	$1,995

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $795,161 at March 31, 2023, and $820,751 at December 31, 2022.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at March 31, 2023, and December 31, 2022.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$108,414	$(14,605)	$108,414	$(14,605)
U.S. Treasury securities	—	—	236,248	(21,621)	236,248	(21,621)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	55,546	(2,277)	436,868	(52,507)	492,414	(54,784)
Private label residential mortgage-backed securities	—	—	157,781	(25,749)	157,781	(25,749)
Corporate	27,816	(1,846)	23,115	(3,885)	50,931	(5,731)
Small Business Administration loan pools	6,734	(8)	4,945	(640)	11,679	(648)
State and political subdivisions	42,911	(268)	53,386	(8,778)	96,297	(9,045)
Total temporarily impaired securities	$133,007	$(4,399)	$1,020,757	$(127,785)	$1,153,764	$(132,183)
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$3,936	$(913)	$102,470	$(15,877)	$106,406	$(16,790)
U.S. Treasury securities	92,896	(6,866)	139,262	(18,666)	232,158	(25,532)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	203,416	(15,511)	295,190	(46,659)	498,606	(62,170)
Private label residential mortgage-backed securities	43,610	(7,227)	116,410	(20,119)	160,020	(27,346)
Corporate	48,199	(3,443)	4,175	(825)	52,374	(4,268)
Small Business Administration loan pools	7,676	(60)	4,505	(674)	12,181	(734)
State and political subdivisions	88,713	(5,463)	19,671	(5,798)	108,384	(11,261)
Total temporarily impaired securities	$488,446	$(39,483)	$681,683	$(108,618)	$1,170,129	$(148,101)

The tables above present unrealized losses on available-for-sale and held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of March 31, 2023, the Company held 409 available-for-sale securities in an unrealized loss position.

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

All private label residential mortgage-backed securities held by the Company are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At March 31, 2023, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 14 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At March 31, 2023, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 197 positions of which 86% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 70% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At March 31, 2023, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended March 31,
	2023	2022
Proceeds	$—	$3,265
Gross gain	—	115
Gross losses	—	36
Income tax expense on net realized gains	—	20

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at March 31, 2023, and December 31, 2022.

	March 31, 2023	December 31, 2022
Investments in stocks
Accounted for at fair value through net income	$602	$570
Accounted for at amortized cost assessed for impairment	1,397	1,398
Total investments in stocks	1,999	1,968
Investments in partnerships
Accounted for at equity method	1,807	1,816
Accounted for at hypothetical liquidation book value	1,440	980
Accounted for at proportional amortization	23,608	19,794
Total investments in partnerships	26,855	22,590
Total other investments	$28,854	$24,558

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

The following table lists categories of loans at March 31, 2023, and December 31, 2022.

	March 31, 2023	December 31, 2022
Commercial real estate	$1,746,834	$1,721,268
Commercial and industrial	605,576	594,863
Residential real estate	563,791	570,550
Agricultural real estate	202,274	199,189
Agricultural	106,169	120,003
Consumer	105,974	105,675
Total loans	3,330,618	3,311,548
Allowance for credit losses	(45,103)	(45,847)
Net loans	$3,285,515	$3,265,701

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the quarters ended March 31, 2023 and 2022, the Company did not purchase any pools of residential loans. As of March 31, 2023, and December 31, 2022, residential real estate loans include $321,094 and $327,309 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the quarter ended March 31, 2023, the Company purchased $802 in loans guaranteed by governmental agencies. During the first three months of 2022, the Company purchased $2,293 in loans guaranteed by governmental agencies.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $3,314 with related loans of $273,286 at March 31, 2023, and $3,632 with related loans of $286,538 at December 31, 2022.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $367 at March 31, 2023, and $475 at December 31, 2022.

The following tables present the activity in the allowance for credit losses by class for the three month periods ended March 31, 2023 and 2022.

March 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Provision for credit losses	(126)	1,100	132	(233)	(1,065)	(174)	(366)
Loans charged-off	(1)	(435)	(5)	—	—	(197)	(638)
Recoveries	7	4	16	—	155	78	260
Total ending allowance balance	$16,611	$15,620	$8,751	$586	$1,547	$1,988	$45,103

March 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Provision for credit losses	(492)	1,572	402	(700)	(1,284)	90	(412)
Loans charged-off	(283)	(44)	(2)	—	—	(205)	(534)
Recoveries	61	38	—	7	—	65	171
Total ending allowance balance	$21,764	$13,814	$5,960	$1,542	$2,472	$2,038	$47,590

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on method to determine allowance for credit loss as of March 31, 2023, and December 31, 2022.

March 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$294	$1,139	$772	$110	$1,320	$107	$3,742
Collectively evaluated for credit losses	16,317	14,481	7,979	476	227	1,881	41,361
Total	$16,611	$15,620	$8,751	$586	$1,547	$1,988	$45,103
Loan Balance:
Individually evaluated for credit losses	$2,878	$6,269	$3,226	$2,489	$4,030	$458	$19,350
Collectively evaluated for credit losses	1,743,956	599,307	560,565	199,785	102,139	105,516	3,311,268
Total	$1,746,834	$605,576	$563,791	$202,274	$106,169	$105,974	$3,330,618

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$285	$1,433	$795	$221	$2,125	$87	$4,946
Collectively evaluated for credit losses	16,446	13,518	7,813	598	332	2,194	40,901
Total	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Loan Balance:
Individually evaluated for credit losses	$2,867	$6,653	$3,344	$2,606	$4,576	$379	$20,425
Collectively evaluated for credit losses	1,718,401	588,210	567,206	196,583	115,427	105,296	3,291,123
Total	$1,721,268	$594,863	$570,550	$199,189	$120,003	$105,675	$3,311,548

The following table presents information related to nonaccrual loans at March 31, 2023, and December 31, 2022.

	March 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$2,443	$1,844	$—
Commercial and industrial	24	—	—
Residential real estate	27	—	—
Agricultural real estate	1,535	565	—
Agricultural	2,303	—	—
Consumer	4	—	—
Subtotal	6,336	2,409	—
With an allowance recorded:
Commercial real estate	1,060	859	215
Commercial and industrial	10,829	5,482	839
Residential real estate	3,375	3,088	763
Agricultural real estate	1,899	1,372	106
Agricultural	3,861	2,923	1,054
Consumer	485	417	103
Subtotal	21,509	14,141	3,080
Total	$27,845	$16,550	$3,080

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$2,443	$1,866	$—
Commercial and industrial	21	—	—
Residential real estate	54	25	—
Agricultural real estate	1,518	583	—
Consumer	6	—	—
Subtotal	4,042	2,474	—
With an allowance recorded:
Commercial real estate	1,011	823	206
Commercial and industrial	10,758	5,838	1,091
Residential real estate	3,488	3,181	786
Agricultural real estate	1,956	1,469	216
Agricultural	6,272	3,468	1,860
Consumer	412	348	85
Subtotal	23,897	15,127	4,244
Total	$27,939	$17,601	$4,244

The table below presents average recorded investment and interest income related to nonaccrual loans for the three months ended March 31, 2023, and 2022. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	March 31, 2023		March 31, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,855	$—	$409	$—
Commercial and industrial	—	—	982	—
Residential real estate	13	—	767	1
Agricultural real estate	573	—	1,660	—
Consumer	—	—	24	—
Subtotal	2,441	—	3,842	1
With an allowance recorded:
Commercial real estate	841	—	4,827	—
Commercial and industrial	5,660	—	4,152	—
Residential real estate	3,135	—	4,031	—
Agricultural real estate	1,421	1	2,579	—
Agricultural	3,195	—	5,281	—
Consumer	382	—	316	—
Subtotal	14,634	1	21,186	—
Total	$17,075	$1	$25,028	$1

The following tables present the aging of the recorded investment in past due loans as of March 31, 2023, and December 31, 2022, by portfolio and class of loans.

March 31, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$836	$276	$—	$2,703	$1,743,019	$1,746,834
Commercial and industrial	659	203	—	5,482	599,232	605,576
Residential real estate	1,245	104	23	3,088	559,331	563,791
Agricultural real estate	552	—	—	1,937	199,785	202,274
Agricultural	1,098	—	—	2,923	102,148	106,169
Consumer	354	55	—	417	105,148	105,974
Total	$4,744	$638	$23	$16,550	$3,308,663	$3,330,618

December 31, 2022	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,526	$69	$—	$2,689	$1,716,984	$1,721,268
Commercial and industrial	232	195	—	5,838	588,598	594,863
Residential real estate	1,133	1,993	—	3,206	564,218	570,550
Agricultural real estate	569	—	—	2,052	196,568	199,189
Agricultural	212	—	—	3,468	116,323	120,003
Consumer	246	55	—	348	105,026	105,675
Total	$3,918	$2,312	$—	$17,601	$3,287,717	$3,311,548

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

Based on the most recent analysis performed, the risk category of loans, by type and year of origination, at March 31, 2023, is as follows.

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$53,613	$429,072	$248,286	$185,445	$85,580	$260,508	$472,469	$728	$1,735,701
Special mention	—	3,304	122	—	—	413	—	—	3,839
Substandard	—	—	3,003	241	1,537	2,513	—	—	7,294
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$53,613	$432,376	$251,411	$185,686	$87,117	$263,434	$472,469	$728	$1,746,834
Commercial and industrial
Risk rating
Pass	$49,592	$157,541	$75,736	$62,241	$37,381	$14,295	$180,636	$6,581	$584,003
Special mention	—	—	—	—	—	1,102	3,023	—	4,125
Substandard	—	6,516	241	2,131	4,166	2,226	2,168	—	17,448
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$49,592	$164,057	$75,977	$64,372	$41,547	$17,623	$185,827	$6,581	$605,576
Residential real estate
Risk rating
Pass	$9,976	$31,494	$294,422	$5,752	$12,789	$146,032	$59,742	$183	$560,390
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	56	82	47	238	2,498	480	—	3,401
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$9,976	$31,550	$294,504	$5,799	$13,027	$148,530	$60,222	$183	$563,791
Agricultural real estate
Risk rating
Pass	$5,227	$32,617	$19,959	$23,646	$12,115	$22,955	$68,888	$289	$185,696
Special mention	4,865	874	—	—	—	599	7,880	—	14,218
Substandard	—	—	194	—	114	2,015	37	—	2,360
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$10,092	$33,491	$20,153	$23,646	$12,229	$25,569	$76,805	$289	$202,274
Agricultural
Risk rating
Pass	$7,511	$12,644	$6,312	$8,132	$1,829	$4,131	$59,182	$75	$99,816
Special mention	—	—	1	—	88	349	586	—	1,024
Substandard	—	—	1,003	1,839	1,888	194	405	—	5,329
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$7,511	$12,644	$7,316	$9,971	$3,805	$4,674	$60,173	$75	$106,169
Consumer
Risk rating
Pass	$29,191	$34,984	$15,295	$7,307	$2,560	$4,128	$12,093	$1	$105,559
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	87	180	46	58	43	1	—	415
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$29,191	$35,071	$15,475	$7,353	$2,618	$4,171	$12,094	$1	$105,974
Total loans
Risk rating
Pass	$155,110	$698,352	$660,010	$292,523	$152,254	$452,049	$853,010	$7,857	$3,271,165
Special mention	4,865	4,178	123	—	88	2,463	11,489	—	23,206
Substandard	—	6,659	4,703	4,304	8,001	9,489	3,091	—	36,247
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$159,975	$709,189	$664,836	$296,827	$160,343	$464,001	$867,590	$7,857	$3,330,618

Based on the analysis performed at December 31, 2022, the risk category of loans, by type and year of origination is as follows.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$432,196	$252,616	$188,897	$92,290	$114,415	$171,498	$462,140	$741	$1,714,793
Special mention	—	122	—	—	—	401	—	—	523
Substandard	—	3,049	244	144	—	2,515	—	—	5,952
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$432,196	$255,787	$189,141	$92,434	$114,415	$174,414	$462,140	$741	$1,721,268
Commercial and industrial
Risk rating
Pass	$172,912	$79,782	$65,915	$39,487	$6,712	$5,089	$189,998	$6,654	$566,549
Special mention	—	—	—	—	674	3,851	—	—	4,525
Substandard	283	4,316	2,167	10,127	1,460	783	4,653	—	23,789
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$173,195	$84,098	$68,082	$49,614	$8,846	$9,723	$194,651	$6,654	$594,863
Residential real estate
Risk rating
Pass	$34,705	$299,840	$5,939	$13,073	$47,986	$102,871	$62,494	$271	$567,179
Special mention	—	—	—	—	—	—	—	—	—
Substandard	58	86	48	209	239	2,633	98	—	3,371
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$34,763	$299,926	$5,987	$13,282	$48,225	$105,504	$62,592	$271	$570,550
Agricultural real estate
Risk rating
Pass	$33,586	$20,712	$26,408	$12,754	$5,608	$18,882	$68,510	$300	$186,760
Special mention	874	—	2,493	—	—	604	5,983	—	9,954
Substandard	—	203	—	115	485	1,635	37	—	2,475
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$34,460	$20,915	$28,901	$12,869	$6,093	$21,121	$74,530	$300	$199,189
Agricultural
Risk rating
Pass	$23,917	$7,778	$9,437	$2,642	$2,250	$2,134	$64,647	$75	$112,880
Special mention	—	—	—	92	22	375	556	—	1,045
Substandard	—	1,003	1,838	2,044	386	213	594	—	6,078
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$23,917	$8,781	$11,275	$4,778	$2,658	$2,722	$65,797	$75	$120,003
Consumer
Risk rating
Pass	$56,497	$17,460	$8,415	$3,235	$1,370	$3,396	$14,955	$—	$105,328
Special mention	—	—	—	—	—	—	—	—	—
Substandard	17	148	54	81	13	34	—	—	347
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$56,514	$17,608	$8,469	$3,316	$1,383	$3,430	$14,955	$—	$105,675
Total loans
Risk rating
Pass	$753,813	$678,188	$305,011	$163,481	$178,341	$303,870	$862,744	$8,041	$3,253,489
Special mention	874	122	2,493	92	696	5,231	6,539	—	16,047
Substandard	358	8,805	4,351	12,720	2,583	7,813	5,382	—	42,012
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$755,045	$687,115	$311,855	$176,293	$181,620	$316,914	$874,665	$8,041	$3,311,548

The following tables disclose the charge-off and recovery activity by loan type and year of origination for the periods ending March 31, 2023.

March 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(1)	$—	$—	$(1)
Gross recoveries	—	—	—	—	—	7	—	—	7
Net charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6
Commercial and industrial
Gross charge-offs	$—	$(1)	$—	$—	$(3)	$—	$(431)	$—	$(435)
Gross recoveries	—	—	—	—	—	4	—	—	4
Net charge-offs	$—	$(1)	$—	$—	$(3)	$4	$(431)	$—	$(431)
Residential real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(1)	$(4)	$—	$(5)
Gross recoveries	—	—	—	—	—	16	—	—	16
Net charge-offs	$—	$—	$—	$—	$—	$15	$(4)	$—	$11
Agricultural real estate
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	155	—	—	155
Net charge-offs	$—	$—	$—	$—	$—	$155	$—	$—	$155
Consumer
Gross charge-offs	$(16)	$(51)	$(32)	$(12)	$(20)	$(53)	$(13)	$—	$(197)
Gross recoveries	—	4	34	5	3	29	3	—	78
Net charge-offs	$(16)	$(47)	$2	$(7)	$(17)	$(24)	$(10)	$—	$(119)
Total loans
Gross charge-offs	$(16)	$(52)	$(32)	$(12)	$(23)	$(55)	$(448)	$—	$(638)
Gross recoveries	—	4	34	5	3	211	3	—	260
Net charge-offs	$(16)	$(48)	$2	$(7)	$(20)	$156	$(445)	$—	$(378)

Modifications to Debtors Experiencing Financial Difficulty

The Company adopted ASU 2022-02 Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023, and this accounting guidance is applied prospectively. The following table presents the amortized cost basis of loans at March 31, 2023 that were both experiencing financial difficulty and modified during the quarter ended March 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

March 31, 2023	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$14	$14	0.00%
Commercial and industrial	—	258	—	8,794	9,052	1.49%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	23	—	—	23	0.01%
Agricultural	122	—	—	—	122	0.11%
Consumer	—	—	25	—	25	0.02%
Total	$122	$281	$25	$8,808	$9,236	0.28%

At March 31, 2023, there were $128 thousand in commitments to lend additional amounts on these loans.

The Company considers loans modified to borrowers in financial distress as loans that do not share similar risk characteristics with collectively evaluated loans at modification date for the purposes of calculating the allowance for credit losses. These loans will be evaluated for credit losses based on either discounted cash flows or the fair value of collateral at modification date; however, subsequent to the modification date these loans will be evaluated for credit losses as part of the collectively evaluated pools after a period of ongoing performance under the terms of the modified loan.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the quarter ended March 31, 2023.

March 31, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Agricultural real estate	—	23	—	23
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$—	$23	$—	$23

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the quarter ended March 31, 2023.

March 31, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.25
Commercial and industrial	—	—%	0.14
Residential real estate	—	—%	—
Agricultural real estate	—	—%	6.20
Agricultural	—	—%	—
Consumer	—	(0.24)%	2.16
Total loans	$—	(0.24)%	0.16

During the quarter ended March 31, 2023, there were no loans that had a payment default and were modified prior to that default to borrowers experiencing financial difficulty.

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of March 31, 2023, and December 31, 2022.

	Allowance for Credit Losses
	March 31, 2023	December 31, 2022
Commercial real estate	$348	$336
Commercial and industrial	821	700
Residential real estate	43	45
Agricultural	5	3
Consumer	268	269
Total allowance for credit losses	$1,485	$1,353

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate. At March 31, 2023, the portfolio of interest rate swaps had a weighted average maturity of 8.3 years, a weighted average pay rate of 4.53% and a weighted average rate received of 7.67%. At December 31, 2022, the portfolio of interest rate swaps had a weighted average maturity of 8.5 years, a weighted average pay rate of 4.53% and a weighted average rate received of 7.13%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

	March 31, 2023			December 31, 2022
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	12.5	2.81%	6.57%	12.7	2.81%	6.57%
Variable rate FHLB advance hedges	3.0	4.78%	3.59%	—	—%	—%
Prime based receivable loan hedges	1.0	7.89%	5.60%	1.3	7.50%	5.60%
Total cash flow hedges	2.1	6.54%	4.85%	1.8	7.28%	5.65%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At March 31, 2023, this portfolio of interest rate swaps had a weighted average maturity of 5.5 years, weighted average pay rate of 7.12% and a weighted average rate received of 7.23%. At December 31, 2022, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, weighted average pay rate of 6.96% and weighted average rate received of 7.06%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2023, and December 31, 2022.

	March 31, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$21,092	$2,078	$—	$21,528	$2,425	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	250,000	1,873	3,405	157,500	2,120	4,457
Total derivatives designated as hedging relationships	271,092	3,951	3,405	179,028	4,545	4,457
Derivatives not designated as hedging instruments:
Interest rate swaps	197,178	3,529	3,105	184,277	4,191	3,555
Total derivatives not designated as hedging instruments	197,178	3,529	3,105	184,277	4,191	3,555
Total	$468,270	7,480	6,510	$363,305	8,736	8,012
Cash collateral		—	2,285		—	2,860
Netting adjustments		(6,043)	(6,043)		(7,336)	(7,336)
Net amount presented in Balance Sheet		$1,437	$2,752		$1,400	$3,536

The table below lists designated and qualifying hedged items in fair value hedges at March 31, 2023, and December 31, 2022.

	March 31, 2023			December 31, 2022
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$17,158	$(2,008)	$—	$17,202	$(2,384)	$—
Total	$17,158	$(2,008)	$—	$17,202	$(2,384)	$—

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three months period ended March 31, 2023, and 2022, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended March 31,
	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$8	$38
Total net gain (loss) related to derivatives designated as hedging instruments	8	38
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—
Total net gains (losses) related to hedging relationships	8	38
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	—	675
Total net gains (losses) related to derivatives not designated as hedging instruments	(3)	675
Net gains (losses) on derivatives and hedging activities	$5	$713

The following table shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three-month periods ended March 31, 2023 and 2022.

	March 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(367)	$375	$8	$149
Total	$(367)	$375	$8	$149

	March 31, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$1,396	$(1,358)	$38	$(157)
Total	$1,396	$(1,358)	$38	$(157)

The following table shows the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three-month periods ended March 31, 2023 and 2022.

	March 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$923	$686	$(780)
FHLB advance hedges	123	92	33
Subordinated note hedges	(247)	(185)	71
Total	$799	$593	$(676)

	March 31, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$—	$—	$—
FHLB advance hedges	—	—	—
Subordinated note hedges	—	—	—

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended March 31, 2023, and December 31, 2022, are listed below.

March 31, 2023	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$5,090	$5,062	13.1	2.32%
Total operating leases	$5,090	$5,062	13.1	2.32%

Right-of-use-asset reported in other assets	$3,078
Right-of-use-asset not in operation, reported in other real estate owned	2,012
Total	$5,090

December 31, 2022	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$5,256	$5,294	13.2	2.32%
Total operating leases	$5,256	$5,294	13.2	2.32%

Right-of-use-asset reported in other assets	$3,185
Right-of-use-asset not in operation, reported in other real estate owned	2,071
Total	$5,256

During the quarter ended June 30, 2022, one of our bank locations became non-operational. The right-of-use-asset for this location was transferred to other real estate owned, the weighted average lease term is 8 years.

Operating lease costs for the three months ended March 31, 2023 and 2022, are listed below.

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$196	$208
Short-term lease cost	—	—
Variable lease cost	14	12
Total operating lease cost	$210	$220

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three months ended March 31, 2023.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	March 31, 2023
Due in one year or less	$568
Due after one year through two years	550
Due after two years through three years	554
Due after three years through four years	553
Due after four years through five years	553
Thereafter	3,316
Total undiscounted cash flows	6,094
Discount on cash flows	(1,032)
Total operating lease liability	$5,062

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2023, and December 31, 2022, are listed below.

	March 31, 2023	December 31, 2022
Federal funds purchased	$—	$—
Retail repurchase agreements	45,098	46,478

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $52,810 and $55,289 at March 31, 2023, and December 31, 2022. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at March 31, 2023, and December 31, 2022.

	March 31, 2023	December 31, 2022
Average daily balance during the period	$45,932	$53,337
Average interest rate during the period	1.33%	0.42%
Maximum month-end balance year-to-date	$46,798	$64,323
Weighted average interest rate at period-end	1.28%	0.72%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances.

Federal Home Loan Bank advances as of March 31, 2023, and December 31, 2022, are as follows.

	March 31, 2023	December 31, 2022
Federal Home Loan Bank line of credit advances	$11,222	$138,864
Federal Home Loan Bank fixed-rate term advances	100,000	—
Total principal outstanding	111,222	138,864
Total Federal Home Loan Bank advances	$111,222	$138,864

At March 31, 2023, and December 31, 2022, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $45,275 and $18,305. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $960,383 and securities of $73,104 for a total of $1,033,487 at March 31, 2023, and qualifying loans of $744,125 and securities of $74,083 for a total of $818,208 at December 31, 2022. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $875,813 and $659,695 at March 31, 2023, and December 31, 2022.

Federal Reserve Bank borrowings

At March 31, 2023, and December 31, 2022, the Company had a borrowing capacity of $452,773 and $330,077, for which the Company has pledged loans with an outstanding balance of $526,349 and $390,102 and securities with a fair value of $32,795 and $33,235. There was $140,000 in borrowings secured from this facility under the Federal Reserve's Bank Term Funding Program with a rate of 4.38% and a term of one year at March 31, 2023. The Company can repay this borrowing at any time without penalties or fees. There were no outstanding borrowings at December 31, 2022.

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

The loan was renewed on February 10, 2023, with a new maturity date of February 10, 2024. With this renewal, the maximum borrowing amount will remain at $25,000. Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.25%. The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility due on the maturity date of the renewal.

There were no outstanding principal balances on the bank stock loan at March 31, 2023, and December 31, 2022.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of March 31, 2023, and December 31, 2022, are listed below.

	March 31, 2023	December 31, 2022
Subordinated debentures	$23,338	$23,255
Subordinated notes	73,184	73,137
Total	$96,522	$96,392

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

Subordinated debentures as of March 31, 2023, and December 31, 2022, are listed below.

	March 31, 2023	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.83%	12.0
CTIII subordinated debentures	5,155	6.76%	14.2
CFSTI subordinated debentures	5,155	8.38%	9.7
ASBII subordinated debentures	7,732	6.67%	12.5
Total contractual balance	28,352
Fair market value adjustments	(5,014)
Total subordinated debentures	$23,338

	December 31, 2022	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.08%	12.3
CTIII subordinated debentures	5,155	6.66%	14.5
CFSTI subordinated debentures	5,155	7.97%	10.0
ASBII subordinated debentures	7,732	6.57%	12.7
Total contractual balance	28,352
Fair market value adjustments	(5,097)
Total subordinated debentures	$23,255

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

Subordinated notes as of March 31, 2023, are listed below.

	March 31, 2023	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	7.3
Total principal outstanding	75,000
Debt issuance cost	(1,816)
Total subordinated notes	$73,184

Subordinated notes as of December 31, 2022, are listed below.

	December 31, 2022	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	7.5
Total principal outstanding	75,000
Debt issuance cost	(1,863)
Total subordinated notes	$73,137

Future principal repayments

Future principal repayments of the March 31, 2023, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	FRB Borrowings	Total
Due in one year or less	$45,098	$111,222	$—	$—	$140,000	$296,320
Due after one year through two years	—	—	—	—	—	—
Due after two years through three years	—	—	—	—	—	—
Due after three years through four years	—	—	—	—	—	—
Due after four years through five years	—	—	—	—	—	—
Thereafter	—	—	28,352	75,000	—	103,352
Total	$45,098	$111,222	$28,352	$75,000	$140,000	$399,672

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At March 31, 2023, and December 31, 2022, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at March 31, 2023, and December 31, 2022.

	March 31, 2023	December 31, 2022
Class A common stock – issued	20,398,105	20,277,910
Class A common stock – held in treasury	(4,667,848)	(4,347,798)
Class A common stock – outstanding	15,730,257	15,930,112
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $39 and $36 was recorded for the three months ended March 31, 2023 and March 31, 2022. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2021 to February 14, 2022	14,274	$27.37	$69
February 15, 2022 to August 14, 2022	14,555	27.61	84
August 15, 2022 to February 14, 2023	17,058	26.18	81

In September of 2021, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022. The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2022 and 2021, the Company repurchased a total of 1,000,000 shares of the Company’s outstanding common stock at an average price paid of $32.11 per share.

In September of 2022, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock, from time to time, beginning October 1, 2022, and concluding on September 30, 2023. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2022, the Company repurchased a total of 163,727 shares of the Company’s outstanding common stock at an average price paid of $33.33 per share. During the three months ended March 31, 2023, the Company repurchased a total of 320,050 shares of the Company's outstanding common stock at an average price paid of $29.97 per share. At March 31, 2023, there are 459,488 shares remaining available for repurchase under the program.

Accumulated other comprehensive income (loss)

At March 31, 2023, and December 31, 2022, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of March 31, 2023, and December 31, 2022, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
March 31, 2023
Net unrealized or unamortized gains (losses)	$(132,011)	$(2,064)	$(134,075)
Tax effect	32,335	502	32,837
	$(99,676)	$(1,562)	$(101,238)
December 31, 2022
Net unrealized or unamortized gains (losses)	$(148,029)	$(2,863)	$(150,892)
Tax effect	36,673	708	$37,381
	$(111,356)	$(2,155)	$(113,511)

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of March 31, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2023, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2023, and December 31, 2022, are presented in the table below. The Company was able to take advantage of the accumulated other comprehensive income exception on capital calculations that was made available by regulators in order to maintain strong regulatory ratios. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2023
Total capital to risk weighted assets
Equity Bancshares, Inc.	$607,809	15.98%	$398,796	10.50%	$	N/A	N/A
Equity Bank	593,794	15.66%	398,200	10.50%		379,238	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	487,149	12.83%	322,835	8.50%		N/A	N/A
Equity Bank	547,206	14.43%	322,352	8.50%		303,390	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	463,811	12.21%	265,864	7.00%		N/A	N/A
Equity Bank	547,206	14.43%	265,466	7.00%		246,505	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	487,149	9.60%	202,969	4.00%		N/A	N/A
Equity Bank	547,206	10.80%	202,605	4.00%		253,257	5.00%
December 31, 2022
Total capital to risk weighted assets
Equity Bancshares, Inc.	$603,593	16.08%	$394,072	10.50%	$	N/A	N/A
Equity Bank	588,165	15.71%	393,168	10.50%		374,445	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	483,539	12.88%	319,011	8.50%		N/A	N/A
Equity Bank	541,354	14.46%	318,279	8.50%		299,556	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	460,285	12.26%	262,715	7.00%		N/A	N/A
Equity Bank	541,354	14.46%	262,112	7.00%		243,390	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	483,539	9.61%	201,288	4.00%		N/A	N/A
Equity Bank	541,354	10.77%	201,066	4.00%		251,332	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three months ended March 31, 2023 and 2022.

	Three months ended
	March 31, 2023	March 31, 2022
Basic:
Net income (loss) allocable to common stockholders	$12,323	$15,650
Weighted average common shares outstanding	15,843,147	16,647,851
Weighted average vested restricted stock units	15,661	4,705
Weighted average shares	15,858,808	16,652,556
Basic earnings (loss) per common share	$0.78	$0.94
Diluted:
Net income (loss) allocable to common stockholders	$12,323	$15,650
Weighted average common shares outstanding for:
Basic earnings per common share	15,858,808	16,652,556
Dilutive effects of the assumed exercise of stock options	54,491	102,763
Dilutive effects of the assumed vesting of restricted stock units	110,526	112,195
Dilutive effects of the assumed exercise of ESPP purchases	4,226	1,638
Average shares and dilutive potential common shares	16,028,051	16,869,152
Diluted earnings (loss) per common share	$0.77	$0.93

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of March 31, 2023 and 2022.

	Three months ended
	March 31, 2023	March 31, 2022
Stock options	255,510	201,758
Restricted stock units	9,980	3,505
Total antidilutive shares	265,490	205,263

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of March 31, 2023, and December 31, 2022.

	March 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$108,414	$—
U.S. Treasury securities	238,045	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	492,414	—
Private label residential mortgage-backed securities	—	161,180	—
Corporate	—	50,931	—
Small Business Administration loan pools	—	11,679	—
State and political subdivisions	—	120,584	—
Derivative assets:
Derivative assets (included in other assets)	—	7,480	—
Cash collateral held by counterparty and netting adjustments	(6,043)	—	—
Total derivative assets	(6,043)	7,480	—
Other assets:
Equity securities with readily determinable fair value	602	—	—
Total other assets	602	—	—
Total assets	$232,604	$952,682	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$6,510	$—
Cash collateral held by counterparty and netting adjustments	(3,758)	—	—
Total derivative liabilities	(3,758)	6,510	—
Total liabilities	$(3,758)	$6,510	$—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$106,406	$—
U.S. Treasury securities	232,158	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	498,606	—
Private label residential mortgage-backed securities	—	163,560	—
Corporate	—	52,374	—
Small Business Administration loan pools	—	12,181	—
State and political subdivisions	—	119,105	—
Derivative assets:
Derivative assets (included in other assets)	—	8,736	—
Cash collateral held by counterparty and netting adjustments	(7,336)	—	—
Total derivative assets	(7,336)	8,736	—
Other assets:
Equity securities with readily determinable fair value	570	—	—
Total other assets	570	—	—
Total assets	$225,392	$960,968	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,012	$—
Cash collateral held by counterparty and netting adjustments	(4,476)	—	—
Total derivative liabilities	(4,476)	8,012	—
Total liabilities	$(4,476)	$8,012	$—

There were no material transfers between levels during the three months ended March 31, 2023, or the year ended December 31, 2022. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

Fair Value of Assets and Liabilities Measured on a Non-recurring Basis

Certain assets are measured at fair value on a non-recurring basis when there is evidence of loans individually assessed for credit losses. The fair value of loans individually assessed for credit losses with specific allowance for credit losses are generally based on recent real estate appraisals of the collateral. Declines in the fair values of other real estate owned, subsequent to their initial acquisitions, are also based on recent real estate appraisals less estimated selling costs.

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

Assets measured at fair value on a non-recurring basis are summarized below as of March 31, 2023, and December 31, 2022.

	March 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$644
Commercial and industrial	—	—	4,643
Residential real estate	—	—	2,325
Agricultural real estate	—	—	1,266
Other	—	—	2,183
Other real estate owned:
Commercial real estate	—	—	926
Residential real estate	—	—	38

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$617
Commercial and industrial	—	—	4,747
Residential real estate	—	—	2,395
Agricultural real estate	—	—	1,253
Other	—	—	1,871
Other real estate owned:
Commercial real estate	—	—	792
Residential real estate	—	—	170

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2023, or December 31, 2022.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgement involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of March 31, 2023, and December 31, 2022.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
March 31, 2023
Individually evaluated real estate loans	$11,061	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 51% (31%)
Individually evaluated other real estate owned	$964	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 24% (13%)
December 31, 2022
Individually evaluated real estate loans	$10,883	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 51% (31%)
Individually evaluated other real estate owned	$962	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 24% (13%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for March 31, 2023, and December 31, 2022.

	March 31, 2023
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$250,366	$250,366	$250,366	$—	$—
Available-for-sale securities	1,183,247	1,183,247	238,045	945,202	—
Held-to-maturity securities	1,944	1,995	—	1,995	—
Loans held for sale	648	648	—	648	—
Loans, net of allowance for credit losses	3,285,515	3,199,083	—	—	3,199,083
Federal Reserve Bank and Federal Home Loan Bank stock	33,359	33,359	—	33,359	—
Interest receivable	20,461	20,461	—	20,461	—
Derivative assets	7,480	7,480	—	7,480	—
Cash collateral held by derivative counterparty and netting adjustments	(6,043)	(6,043)	(6,043)	—	—
Total derivative assets	1,437	1,437	(6,043)	7,480	—
Equity securities with readily determinable fair value	602	602	602	—	—
Total assets	$4,777,579	$4,691,198	$482,970	$1,009,145	$3,199,083
Financial liabilities:
Deposits	$4,286,933	$4,279,060	$—	$4,279,060	$—
Federal funds purchased and retail repurchase agreements	45,098	45,098	—	45,098	—
Federal Home Loan Bank advances	111,222	111,222	—	111,222	—
Federal Reserve Bank borrowings	140,000	140,000		140,000
Subordinated debentures	23,338	23,338	—	23,338	—
Subordinated notes	73,184	70,934	—	70,934	—
Contractual obligations	19,372	19,372	—	19,372	—
Interest payable	6,487	6,487	—	6,487	—
Derivative liabilities	6,510	6,510	—	6,510	—
Cash collateral held by derivative counterparty and netting adjustments	(3,758)	(3,758)	(3,758)	—	—
Total derivative liabilities	2,752	2,752	(3,758)	6,510	—
Total liabilities	$4,708,386	$4,698,263	$(3,758)	$4,702,021	$—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$104,428	$104,428	$104,428	$—	$—
Available-for-sale securities	1,184,390	1,184,390	232,158	952,232	—
Held-to-maturity securities	1,948	1,973	—	1,973	—
Loans held for sale	349	349	—	349	—
Loans, net of allowance for credit losses	3,265,701	3,251,129	—	—	3,251,129
Federal Reserve Bank and Federal Home Loan Bank stock	21,695	21,695	—	21,695	—
Interest receivable	20,630	20,630	—	20,630	—
Derivative assets	8,736	8,736	—	8,736	—
Cash collateral held by derivative counterparty and netting adjustments	(7,336)	(7,336)	(7,336)	—	—
Total derivative assets	1,400	1,400	(7,336)	8,736	—
Equity securities with readily determinable fair value	570	570	570	—	—
Total assets	$4,601,111	$4,586,564	$329,820	$1,005,615	$3,251,129
Financial liabilities:
Deposits	$4,241,807	$4,232,948	$—	$4,232,948	$—
Federal funds purchased and retail repurchase agreements	46,478	46,478	—	46,478	—
Federal Home Loan Bank advances	138,864	138,864	—	138,864	—
Subordinated debentures	23,255	23,255	—	23,255	—
Subordinated notes	73,137	70,887	—	70,887	—
Contractual obligations	15,218	15,218	—	15,218	—
Interest payable	2,462	2,462	—	2,462	—
Derivative liabilities	8,012	8,012	—	8,012	—
Cash collateral held by derivative counterparty and netting adjustments	(4,476)	(4,476)	(4,476)	—	—
Total derivative liabilities	3,536	3,536	(4,476)	8,012	—
Total liabilities	$4,544,757	$4,533,648	$(4,476)	$4,538,124	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2023, and December 31, 2022, were as follows.

	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$67,149	$271,420	$73,185	$210,266
Mortgage loans in the process of origination	2,385	5,600	2,130	3,480
Unused lines of credit	141,115	357,582	130,843	354,408

At March 31, 2023 the fixed rate loan commitments have interest rates ranging from 3.25% to 9.97% and maturities ranging from 1 month to 222 months.

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

The contractual amounts of standby letters of credit as of March 31, 2023, and December 31, 2022, were as follows.

	March 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$16,023	$26,776	$16,358	$25,791

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

Equity Bank is party to a lawsuit filed on January 28, 2022, in the Sedgwick County Kansas District Court on behalf of one of our customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action. The Bank has filed a motion to dismiss this claim on its merits and on the grounds that the defendant must litigate any such claims in arbitration. The trial court ruling denying the requirement of arbitration is currently on appeal. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claim asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

Equity Bank is party to a lawsuit filed on February 2, 2022, in Jackson County, Missouri District Court against the Bank on behalf of one of our Missouri customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action of Missouri customers only. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claims now asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

Equity Bank is party to a lawsuit filed on February 18, 2023, in Saline County, Missouri District Court against the Bank on behalf of one of our Missouri customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action for Missouri customers only. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claims now asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2023 and 2022.

	Three Months Ended March 31,
	2023	2022
Non-interest income
Service charges and fees	$2,545	$2,522
Debit card income	2,554	2,628
Mortgage banking(a)	88	562
Increase in bank-owned life insurance(a)	1,583	865
Net gain (loss) from securities transactions(a)	32	40
Other
Investment referral income	89	143
Trust income	240	294
Insurance sales commissions	113	65
Recovery on zero-basis purchased loans(a)	6	20
Income (loss) from equity method investments(a)	(55)	(55)
Other non-interest income related to loans and deposits	1,362	1,931
Other non-interest income not related to loans and deposits(a)	532	7
Total other non-interest income	2,287	2,405
Total	$9,089	$9,022
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS AND BRANCH SALES

At the close of business on June 24, 2022, the Company sold three branch locations located in Belleville, Clyde and Concordia, Kansas to United Bank and Trust (UBT). Results of the branch sale were included in the Company's results of operations beginning June 27, 2022. Branch sale costs were $18 ($14 on an after-tax basis) and are included in merger expense in the Company's income statement for the year ended December 31, 2022. Costs related to this acquisition during the three months ended March 31, 2023 were $0.

At the close of business on November 10, 2022, the Company sold one branch location located in Cordell, Oklahoma to High Plains Bank (HPB). Results of the branch sale were included in the Company's results of operations beginning November 14, 2022. There were not branch sale related costs on the Company's income statement for the year ended December 31, 2022. At March 31, 2023, there were no costs related to this branch sale.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on

March 9, 2023, and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$56,123	$53,424	$48,548	$43,624	$42,652
Interest expense	17,013	11,393	6,604	4,058	3,363
Net interest income	39,110	42,031	41,944	39,566	39,289
Provision (reversal) for credit losses	(366)	(151)	(136)	824	(412)
Net gain on acquisition and branch sales	—	422	—	540	—
Net gain (loss) from securities transactions	32	14	(17)	(32)	40
Other non-interest income	9,057	7,893	8,986	9,129	8,982
Merger expenses	—	68	115	88	323
Other non-interest expense	33,718	35,181	32,121	31,348	29,136
Income (loss) before income taxes	14,847	15,262	18,813	16,943	19,264
Provision for income taxes	2,524	3,654	3,642	1,684	3,614
Net income (loss)	12,323	11,608	15,171	15,259	15,650
Net income (loss) allocable to common stockholders	12,323	11,608	15,171	15,259	15,650
Basic earnings (loss) per share	$0.78	$0.73	$0.94	$0.95	$0.94
Diluted earnings (loss) per share	$0.77	$0.72	$0.93	$0.94	$0.93
Balance Sheet Data (at period end)
Cash and cash equivalents	$250,366	$104,428	$155,413	$103,584	$90,050
Securities available-for-sale	1,183,247	1,184,390	1,198,962	1,288,180	1,352,894
Securities held-to-maturity	1,944	1,948	—	—	—
Loans held for sale	648	349	1,518	1,714	1,575
Gross loans held for investment	3,330,618	3,311,548	3,255,023	3,223,446	3,242,577
Allowance for credit losses	45,103	45,847	46,499	48,238	47,590
Loans held for investment, net of allowance for credit losses	3,285,515	3,265,701	3,208,524	3,175,208	3,194,987
Goodwill and core deposit intangibles, net	62,779	63,697	64,699	65,655	68,295
Mortgage servicing asset, net	151	176	201	226	251
Naming rights, net	1,033	1,044	1,054	1,065	1,076
Total assets	5,156,716	4,981,651	5,000,415	5,002,156	5,078,623
Total deposits	4,286,933	4,241,807	4,226,611	4,291,771	4,379,670
Borrowings	392,842	281,734	329,707	228,885	194,209
Total liabilities	4,731,593	4,571,593	4,604,609	4,574,041	4,626,608
Total stockholders’ equity	425,123	410,058	395,806	428,115	452,015
Tangible common equity*	361,160	345,141	329,852	361,169	382,393
Performance ratios
Return on average assets (ROAA) annualized	1.00%	0.93%	1.21%	1.21%	1.24%
Return on average equity (ROAE) annualized	11.89%	11.57%	13.80%	13.99%	12.88%
Return on average tangible common equity (ROATCE) annualized	14.89%	14.74%	17.12%	17.60%	15.85%
Yield on loans annualized	5.94%	5.59%	5.09%	4.59%	4.61%
Cost of interest-bearing deposits annualized	1.73%	1.05%	0.57%	0.28%	0.22%
Net interest margin annualized	3.44%	3.67%	3.62%	3.39%	3.38%
Efficiency ratio*	70.00%	70.47%	63.07%	64.38%	60.36%
Non-interest income / average assets annualized	0.74%	0.67%	0.71%	0.76%	0.72%
Non-interest expense / average assets annualized	2.74%	2.84%	2.56%	2.49%	2.34%
Capital Ratios
Tier 1 Leverage Ratio	9.60%	9.61%	9.46%	9.11%	9.07%
Common Equity Tier 1 Capital Ratio	12.21%	12.26%	12.21%	12.08%	11.81%
Tier 1 Risk Based Capital Ratio	12.83%	12.88%	12.84%	12.71%	12.43%
Total Risk Based Capital Ratio	15.98%	16.08%	16.06%	15.97%	15.66%
Equity / Assets	8.24%	8.23%	7.92%	8.56%	8.90%
Tangible common equity to tangible assets*	7.09%	7.02%	6.68%	7.32%	7.63%
Dividend payout ratio	13.07%	14.01%	10.78%	8.61%	8.58%
Book value per share	$27.03	$25.74	$24.71	$26.58	$27.47
Tangible common book value per share*	$22.96	$21.67	$20.59	$22.42	$23.24
Tangible common book value per diluted share*	$22.83	$21.35	$20.33	$22.17	$22.95
* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 64 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of March 31, 2023, we had consolidated total assets of $5.16 billion, total loans held for investment, net of allowance, of $3.28 billion, total deposits of $4.29 billion, and total stockholders’ equity of $425.1 million. During the three month period ended March 31, 2023, the Company had net income of $12.3 million. The Company had net income of $15.7 million for the three month period ended March 31, 2022.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the December 31, 2022, audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 9, 2023. The preparation of our financial statements in accordance with GAAP requires management to make a number of judgements and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements. Our accounting policies are described in “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Interim Consolidated Financial Statements.

The accounting policies that management believes are the most critical to an understanding of our financial condition and results of operations and require complex management judgement are described below.

Allowance for Credit Losses: The allowance for credit losses for loans represents management’s estimate of all expected credit losses over the expected contractual life of our loan portfolio. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications, and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date; however, determining the appropriateness of the allowance is complex and requires judgement by management about the effect of matters that are inherently uncertain. The actual realized facts and circumstances may be different than those currently estimated by management and may result in significant changes in the allowance for credit losses in future periods. The allowance for credit losses for loans, as reported in our consolidated balance sheets, is adjusted by provision for credit losses, which is recognized in earnings and is reduced by the charge-off of loan amounts, net of recoveries.

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of March 31, 2023. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Likewise, significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended March 31, 2023, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Results of Operations

We generate our revenue from interest income and fees on loans, interest and dividends on investment securities, and non-interest income, such as service charges and fees, debit card income, trust and mortgage banking income. We incur interest expense on deposits and other borrowed funds and non-interest expense, such as salaries and employee benefits and occupancy expenses.

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

Net Income

Three months ended March 31, 2023, compared with three months ended March 31, 2022: Net income allocable to common stockholders for the three months ended March 31, 2023, was $12.3 million, or $0.77 diluted earnings per share as compared to $15.7 million, or $0.93 diluted earnings per share for the three months ended March 31, 2022, a decrease of $3.4 million. The decrease during the three month period ended March 31, 2023, was largely due to an increase in non-interest expense of $4.3 million, offset by a decrease in income tax expense of $1.1 million.

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

Three months ended March 31, 2023, compared with three months ended March 31, 2022: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2023, and 2022. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$577,452	$9,634	6.77%	$575,563	$7,761	5.47%
Commercial real estate	1,344,727	20,112	6.07%	1,190,128	13,451	4.58%
Real estate construction	404,016	6,695	6.72%	342,536	3,299	3.91%
Residential real estate	570,141	5,801	4.13%	632,581	5,665	3.63%
Agricultural real estate	202,901	3,114	6.22%	202,145	2,663	5.34%
Agricultural	100,251	1,478	5.98%	149,676	2,316	6.28%
Consumer	106,193	1,547	5.91%	103,158	1,151	4.53%
Total loans	3,305,681	48,381	5.94%	3,195,787	36,306	4.61%
Taxable securities	1,083,645	5,947	2.23%	1,285,942	5,391	1.70%
Nontaxable securities	101,837	669	2.67%	111,479	655	2.38%
Total Securities	1,185,482	6,616	2.26%	1,397,421	6,046	1.75%
Federal funds sold and other	119,856	1,126	3.81%	122,181	300	1.00%
Total interest-earning assets	4,611,019	56,123	4.94%	4,715,389	42,652	3.67%
Non-interest-earning assets:
Other real estate owned, net	4,283			9,622
Premises and equipment, net	103,394			103,693
Bank-owned life insurance	123,430			121,033
Goodwill, core deposit and other intangibles, net	64,447			70,181
Other non-interest-earning assets	87,845			88,203
Total assets	$4,994,418			$5,108,121
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,035,053	4,829	1.89%	$1,213,541	579	0.19%
Savings and money market	1,314,989	3,624	1.12%	1,320,561	417	0.13%
Demand, savings and money market	2,350,042	8,453	1.46%	2,534,102	996	0.16%
Certificates of deposit	885,515	5,368	2.46%	629,675	726	0.47%
Total interest-bearing deposits	3,235,557	13,821	1.73%	3,163,777	1,722	0.22%
FHLB term and line of credit advances	89,078	1,018	4.64%	9,943	9	0.37%
Subordinated debt	96,457	1,844	7.75%	95,931	1,599	6.76%
Federal Reserve Bank borrowings	12,456	135	4.38%	11	0	0.25%
Other borrowings	49,941	195	1.58%	54,210	33	0.25%
Total interest-bearing liabilities	3,483,489	17,013	1.98%	3,323,872	3,363	0.41%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,043,894			1,230,102
Non-interest-bearing liabilities	46,535			61,548
Stockholders’ equity	420,500			492,599
Total liabilities and stockholders’ equity	$4,994,418			$5,108,121
Net interest income		$39,110			$39,289
Interest rate spread			2.96%			3.26%
Net interest margin(2)			3.44%			3.38%
Total cost of deposits, including non-interest bearing deposits	$4,279,451	$13,821	1.31%	$4,393,879	$1,722	0.16%
Average interest-earning assets to interest-bearing liabilities			132.37%			141.86%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended March 31, 2023, and 2022.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2023, and 2022

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$26	$1,847	$1,873
Commercial real estate	1,909	4,752	6,661
Real estate construction	677	2,719	3,396
Residential real estate	(592)	728	136
Agricultural real estate	10	441	451
Agricultural	(733)	(105)	(838)
Consumer	35	361	396
Total loans	1,332	10,743	12,075
Taxable securities	(936)	1,492	556
Nontaxable securities	(60)	74	14
Total securities	(996)	1,566	570
Federal funds sold and other	(5)	831	826
Total interest-earning assets	331	13,140	13,471
Interest-bearing liabilities:
Interest-bearing demand deposits	(97)	4,347	4,250
Savings and money market	(2)	3,209	3,207
Demand, savings and money market	(99)	7,556	7,457
Certificates of deposit	405	4,237	4,642
Total interest-bearing deposits	306	11,793	12,099
FHLB term and line of credit advances	422	587	1,009
Subordinated debt	9	236	245
Federal Reserve Bank borrowings	133	2	135
Other borrowings	(5)	167	162
Total interest-bearing liabilities	865	12,785	13,650
Net Interest Income	$(534)	$355	$(179)

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

Interest income on interest-earning assets increased $13.5 million for the quarter ended March 31, 2023, as compared to the quarter ended March 31, 2022. Of this increase, $12.1 million and $0.6 million are attributable to12.1 million increases in loan and taxable securities rate/yield. Yield on loans increased by 133 basis points and yield on taxable securities increased by 53 basis points for the quarter ended March 31, 2023, as compared to March 31, 2022. The increase in interest income on loans is primarily due to higher yields on commercial and industrial, commercial real estate, real estate construction and agricultural real estate loans, offset by decreases in volume and yield on agricultural loans.

There was an increase in interest expense on Total interest-bearing deposits of $12.1 million due to a general increase in market interest rates. The increase in the cost of interest-bearing deposits from 0.22% for the quarter ended March 21, 2022 to 1.73% for the quarter ended March 31, 2023, was primarily the result the Federal Reserve raising federal funds target rate in response to inflation concerns, with more interest rate increases expected.

When compared to the quarter ended March 31, 2022, net interest margin increased 6 basis points during the quarter ended March 31, 2023. Comparing the same periods, net interest spread decreased by 30 basis points to 2.96% from 3.26%. The increase in net interest margin can be attributed to an increase in the rate/yield earned on interest-earning asset, offset by an increase in the cost of interest-bearing liabilities portfolio. While the net interest spread decreased over the comparative period as the re-pricing of our interest-bearing liabilities and the increase in the average balance of interest-bearing liabilities outpaced the re-pricing of our interest-earning asset portfolio coupled with the decrease in the average balance of the interest-earning asset portfolio.

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

Three months ended March 31, 2023, compared with three months ended March 31, 2022: During the three months ended March 31, 2023, there was a reversal for credit losses of $366 thousand compared to a reversal for credit losses of $412 thousand during the three months ended March 31, 2022. The release of provision for the quarter is the result of continued positive credit trends without realization of meaningful losses; however, the Company continues to estimate the allowance for credit losses with assumptions that anticipate slowing prepayment rates and continued market disruption caused by elevated inflation, supply chain issues and the impact of monetary policy on consumers and businesses. Net charge-offs for the three months ended March 31, 2023, were $378 thousand compared to net charge-offs of $363 thousand for the three months ended March 31, 2022. For the three months ended March 31, 2023, gross charge-offs were $638 thousand, offset by gross recoveries of $260 thousand. In comparison, gross charge-offs were $534 thousand for the three months ended March 31, 2022, offset by gross recoveries of $171 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended March 31, 2023, compared with three months ended March 31, 2022: The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2023, and 2022.

Non-Interest Income

For the Three Months Ended March 31,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Service charges and fees	$2,545	$2,522	$23	0.9%
Debit card income	2,554	2,628	(74)	(2.8)%
Mortgage banking	88	562	(474)	(84.3)%
Increase in value of bank-owned life insurance	1,583	865	718	83.0%
Other
Investment referral income	89	143	(54)	(37.8)%
Trust income	240	294	(54)	(18.4)%
Insurance sales commissions	113	65	48	73.8%
Recovery on zero-basis purchased loans	6	20	(14)	(70.0)%
Income (loss) from equity method investments	(55)	(55)	—	—%
Other non-interest income	1,894	1,938	(44)	(2.3)%
Total other	2,287	2,405	(118)	(4.9)%
Subtotal	9,057	8,982	75	0.8%
Net gain (loss) from securities transactions	32	40	(8)	(20.0)%
Total non-interest income	$9,089	$9,022	$67	0.7%

Total non-interest income increased $67 thousand during the three months ended March 31, 2023, as compared to the same period in 2022. The increase is largely attributable to increases in bank-owned life insurance of $718 thousand, offset by a decrease in Mortgage banking income of $474. The decrease in mortgage banking income is due to decreased activity in held for sale mortgage activity primarily due to increases in mortgage interest rates.

Non-Interest Expense

Three months ended March 31, 2023, compared with three months ended March 31, 2022: For the three months ended March 31, 2023, non-interest expense totaled $33.7 million, an increase of $4.3 million, when compared to the three months ended March 31, 2022. Changes in the various components of non-interest expense for the three months ended March 31, 2023 and 2022, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended March 31,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Salaries and employee benefits	$16,692	$15,068	$1,624	10.8%
Net occupancy and equipment	2,879	3,170	(291)	(9.2)%
Data processing	3,916	3,769	147	3.9%
Professional fees	1,384	1,171	213	18.2%
Advertising and business development	1,159	976	183	18.8%
Telecommunications	485	470	15	3.2%
FDIC insurance	360	180	180	100.0%
Courier and postage	458	423	35	8.3%
Free nationwide ATM cost	525	501	24	4.8%
Amortization of core deposit intangible	918	1,050	(132)	(12.6)%
Loan expense	117	185	(68)	(36.8)%
Other real estate owned	119	(1)	120	(12000.0)%
Other	4,706	2,174	2,532	116.5%
Subtotal	33,718	29,136	4,582	15.7%
Merger expenses	—	323	(323)	(100.0)%
Total non-interest expense	$33,718	$29,459	$4,259	14.5%

Salaries and employee benefits: There was a $1.6 million increase in salaries for the period ended March 31, 2023, as compared to the same period in 2022. Employee salaries increased $824 thousand from March 31, 2022 and share-based compensation expense increased by $444 thousand for the same period.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. Overall, in the other expense category, there was a net $2.5 million increase, or 116.5%, between the quarters ending March 31, 2023, and 2022. The increase was primarily due to increases in provision for credit losses for unfunded commitments of $1.1 million, loss in solar tax credits of $609 thousand and ERMI premium expense of $488 thousand.

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

The efficiency ratio was 70.0% for the three months ended March 31, 2023, compared with 60.4% for the three months ended March 31, 2022. The increase was primarily due to an increase in non-interest expense as well as a decrease in net interest income primarily due to the volume of interest-bearing liabilities and the increase in the cost of interest-bearing liabilities outpacing the increase in yield of interest-bearing assets.

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

Three months ended March 31, 2023, compared with three months ended March 31, 2022: The effective income tax rate for the three month period ended March 31, 2023, was 17.0% as compared to 18.8% for the three month period ended March 31, 2022. Income tax expense for the three month period ended March 31, 2023, includes $69 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $686 thousand of benefit related to the recognition of federal tax credits.

Financial Condition

Total assets increased $175.1 million from December 31, 2022, to $5.16 billion at March 31, 2023. This variance was primarily due to increases of $146.0 million in cash and due from banks and a $19.8 million in loans, net of allowance for credit losses. Total liabilities increased $160.0 million to $4.73 billion at March 31, 2023. The change in total liabilities is mostly due to an increase in Federal Reserve Bank borrowings of $140.0 million and total deposits of $45.1 million, partially offset by a decrease of $27.6 million in Federal Home Loan Bank advances. Total stockholders’ equity increased $15.1 million from $410.1 million at December 31, 2022, to $425.1 million at March 31, 2023, principally due to a decrease in unrealized holding losses, net of tax, in the investment securities portfolio and net income for three months ended March 31, 2023.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	March 31, 2023		December 31, 2022
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$605,576	18.2%	$594,863	18.0%	$10,713	1.8%
Real estate loans:
Commercial real estate	1,746,834	52.4%	1,721,268	52.0%	25,566	1.5%
Residential real estate	563,791	16.9%	570,550	17.2%	(6,759)	(1.2)%
Agricultural real estate	202,274	6.1%	199,189	6.0%	3,085	1.5%
Total real estate loans	2,512,899	75.4%	2,491,007	75.2%	21,892	0.9%
Agricultural	106,169	3.2%	120,003	3.6%	(13,834)	(11.5)%
Consumer	105,974	3.2%	105,675	3.2%	299	0.3%
Total loans held for investment	$3,330,618	100.0%	$3,311,548	100.0%	$19,070	0.6%
Total loans held for sale	$648	100.0%	$349	100.0%	$299	85.7%
Total loans held for investment (net of allowances)	$3,285,515	100.0%	$3,265,701	100.0%	$19,814	0.6%

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

At March 31, 2023, gross total loans, including loans held for sale, were 77.7% of deposits and 64.6% of total assets. At December 31, 2022, gross total loans, including loans held for sale, were 78.1% of deposits and 66.5% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2023, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2023
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$187,912	$333,821	$80,061	$3,782	$605,576
Real Estate:
Commercial real estate	329,469	1,053,825	291,554	71,986	1,746,834
Residential real estate	843	9,792	120,323	432,833	563,791
Agricultural real estate	51,425	113,558	29,663	7,628	202,274
Total real estate	381,737	1,177,175	441,540	512,447	2,512,899
Agricultural	70,772	27,776	3,201	4,420	106,169
Consumer	31,944	48,174	23,654	2,202	105,974
Total	$672,365	$1,586,946	$548,456	$522,851	$3,330,618
Loans with a predetermined fixed interest rate	$226,816	$768,934	$161,984	$304,333	$1,462,067
Loans with an adjustable/floating interest rate	445,549	818,012	386,472	218,518	1,868,551
Total	$672,365	$1,586,946	$548,456	$522,851	$3,330,618

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2022, are summarized in the following table.

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$16,550	$17,601
Accruing loans 90 or more days past due	23	—
OREO acquired through foreclosure, net	420	600
Other repossessed assets	57	47
Total nonperforming assets	$17,050	$18,248
Ratios:
Nonperforming assets to total assets	0.33%	0.37%
Nonperforming assets to total loans plus OREO and repossessed assets	0.51%	0.55%

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

The nonperforming loans at March 31, 2023, consisted of 172 separate credits and 151 separate borrowers. We had 5 non-performing loan relationships, totaling $7.1 million, with an outstanding balance in excess of $1.0 million as of March 31, 2023.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At March 31, 2023, the Company had $40.1 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $37.6 million at December 31, 2022.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
March 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$16,611	$15,620	$8,751	$586	$1,547	$1,988	$45,103
Total loans outstanding (1)	1,746,834	605,576	563,791	202,274	106,169	105,974	3,330,618
Net (charge-offs) recoveries QTD	6	(431)	11	—	155	(119)	(378)
Average loan balance (1) QTD	1,748,743	577,452	569,732	202,901	100,251	106,193	3,305,272
Non-accrual loan balance	2,703	5,482	3,088	1,937	2,923	417	16,550
Loans to total loans outstanding	52.4%	18.2%	16.9%	6.1%	3.2%	3.2%	100.0%
ACL to total loans	1.0%	2.6%	1.6%	0.3%	1.5%	1.9%	1.4%
Net charge-offs to average loans QTD	0.0%	(0.1)%	0.0%	0.0%	0.2%	(0.1)%	0.0%
Non-accrual loans to total loans	0.2%	0.9%	0.5%	1.0%	2.8%	0.4%	0.5%
ACL to non-accrual loans	614.5%	284.9%	283.4%	30.3%	52.9%	476.7%	272.5%

March 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$21,764	$13,814	$5,960	$1,542	$2,472	$2,038	$47,590
Total loans outstanding (1)	1,552,134	629,181	613,928	198,844	150,077	98,413	3,242,577
Net (charge-offs) recoveries QTD	(222)	(6)	(2)	7	—	(140)	(363)
Average loan balance (1) QTD	1,532,664	575,563	630,387	202,145	149,676	103,158	3,193,593
Non-accrual loan balance	3,640	3,712	4,522	4,078	4,386	358	20,696
Loans to total loans outstanding	48.0%	19.4%	18.9%	6.1%	4.6%	3.0%	100.0%
ACL to total loans	1.4%	2.2%	1.0%	0.8%	1.6%	2.1%	1.5%
Net charge-offs to average loans QTD	0.0%	0.0%	0.0%	0.0%	0.0%	(0.1)%	0.0%
Non-accrual loans to total loans	0.2%	0.6%	0.7%	2.1%	2.9%	0.3%	0.6%
ACL to non-accrual loans	597.9%	372.1%	131.8%	37.8%	56.4%	569.3%	229.9%
(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at March 31, 2023, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2023.

The allowance for credit losses on loans measured on a collective basis totaled $41.4 million, or 1.2% of the $3.31 billion in loans measured on a collective basis at March 31, 2023, compared to an allowance for credit losses of $40.9 million, or 1.2%, of the $3.29 billion in loans measured on a collective basis at December 31, 2022. The total reserve percentage was 1.4% at March 31, 2023 and December 31, 2022.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At March 31, 2023, securities represented 23.0% of total assets, slightly decreasing from 23.8% at December 31, 2022.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$123,019	$108,414	$123,196	$106,406
U.S. Treasury securities	259,664	238,045	257,690	232,158
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	547,198	492,414	560,776	498,606
Private label residential mortgage-backed securities	186,924	161,180	190,889	163,560
Corporate	56,662	50,931	56,642	52,374
Small Business Administration loan pools	12,327	11,679	12,915	12,181
State and political subdivisions	129,464	120,584	130,311	119,105
Total available-for-sale securities	$1,315,258	$1,183,247	$1,332,419	$1,184,390

Held-To-Maturity Securities

	March 31, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,104	$1,118	$1,108	$1,108
State and political subdivisions	840	877	840	865
Total held-to-maturity securities	$1,944	$1,995	$1,948	$1,973

At March 31, 2023, and December 31, 2022, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2023, and December 31, 2022. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	March 31, 2023
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$50,020	0.74%	$55,887	1.52%	$2,507	1.99%	$108,414	1.17%
U.S. Treasury securities	1,796	4.73%	235,137	1.19%	1,112	1.27%	—	—%	238,045	1.22%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	92,875	1.47%	165,318	1.88%	234,221	2.57%	492,414	2.13%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	161,180	2.23%	161,180	2.23%
Corporate	—	—%	7,858	6.69%	43,073	4.66%	—	—%	50,931	4.98%
Small Business Administration loan pools	—	—%	—	—%	7,972	4.36%	3,707	1.85%	11,679	3.56%
State and political subdivisions(1)	6,533	2.27%	17,188	2.49%	44,105	2.30%	52,758	2.50%	120,584	2.41%
Total available-for-sale securities	8,329	2.80%	403,078	1.36%	317,467	2.31%	454,373	2.43%	1,183,247	2.04%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,104	4.95%	1,104	4.95%
State and political subdivisions(1)	—	—%	—	—%	—	—%	840	4.57%	840	4.57%
Total held-to-maturity securities	—	—%	—	—%	—	—%	1,944	4.78%	1,944	4.78%
Total debt securities	$8,329	2.80%	$403,078	1.36%	$317,467	2.31%	$456,317	2.44%	$1,185,191	2.04%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2022
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$49,100	0.74%	$54,094	1.51%	$3,212	1.96%	$106,406	1.17%
U.S. Treasury securities	—	—%	222,552	1.18%	9,606	1.32%	—	—%	232,158	1.19%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	89,698	1.44%	161,354	1.86%	247,554	2.50%	498,606	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	163,560	2.21%	163,560	2.21%
Corporate	—	—%	7,904	6.20%	44,470	4.65%	—	—%	52,374	4.88%
Small Business Administration loan pools	—	—%	—	—%	7,676	3.53%	4,505	1.79%	12,181	2.89%
State and political subdivisions(1)	4,958	2.61%	18,601	2.42%	42,088	2.31%	53,458	2.50%	119,105	2.43%
Total available-for-sale securities	4,958	2.61%	387,855	1.35%	319,288	2.27%	472,289	2.39%	1,184,390	2.02%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,108	4.96%	1,108	4.96%
State and political subdivisions(1)	—	—%	—	—%	—	—%	840	4.57%	840	4.57%
Total held-to-maturity securities	—	—%	—	—%	—	—%	1,948	4.79%	1,948	4.79%
Total debt securities	$4,958	2.61%	$387,855	1.35%	$319,288	2.27%	$474,237	2.40%	$1,186,338	2.02%
(1)
The calculated yield is not presented on a tax equivalent basis.

Mortgage-backed securities are securities that have been developed by pooling a number of real estate mortgages which are principally issued by federal agencies such as Ginnie Mae, Fannie Mae, and Freddie Mac. Unlike U.S. Treasury and U.S. government agency securities, which have a lump sum payment at maturity, mortgage-backed securities provide cash flows from regular principal and interest payments and principal prepayments throughout the lives of the securities. Premiums and discounts on mortgage-backed securities are amortized and accreted over the expected life of the security and may be impacted by prepayments. As such, mortgage-backed securities which are purchased at a premium will generally produce decreasing net yields as interest rates drop because homeowners tend to refinance their mortgages, resulting in prepayments and an acceleration of premium amortization. Securities purchased at a discount will reflect higher net yields in a decreasing interest rate environment, as prepayments result in an acceleration of discount accretion.

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At March 31, 2023, and December 31, 2022, 60.6% and 62.1% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.1 years and 5.1 years and a modified duration of 4.3 years and 4.3 years.

Goodwill Impairment Assessment

At March 31, 2023, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired.

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

The following table shows our composition of deposits at March 31, 2023, and December 31, 2022.

Composition of Deposits

	March 31, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,012,671	23.6%	$1,097,899	25.9%
Interest-bearing demand	992,736	23.2%	1,061,264	25.0%
Savings and money market	1,341,727	31.3%	1,268,320	29.9%
Time	939,799	21.9%	814,324	19.2%
Total deposits	$4,286,933	100.0%	$4,241,807	100.0%

Total deposits at March 31, 2023, were $4.29 billion, an increase of $45.1 million, or 1.1%, compared to total deposits of $4.24 billion at December 31, 2022.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at March 31, 2023, and December 31, 2022.

	March 31, 2023	December 31, 2022
Interest-bearing demand
Reciprocal	$38,359	$17,717
Total interest-bearing demand	38,359	17,717
Savings and money market
Reciprocal	257,859	282,705
Total savings and money market	257,859	282,705
Time
Reciprocal	27,605	11,764
Non-reciprocal brokered	301,792	251,799
Total time	329,397	263,563
Total reciprocal and brokered deposits	$625,615	$563,985

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of March 31, 2023, and December 31, 2022.

	March 31, 2023	December 31, 2022	Change	%
	(Dollars in thousands)
3 months or less	$54,325	$40,578	$13,747	33.9%
Over 3 through 6 months	37,907	51,365	(13,458)	(26.2)%
Over 6 through 12 months	65,541	19,191	46,350	241.5%
Over 12 months	44,161	34,586	9,575	27.7%
Total Time Deposits	$201,934	$145,720	$56,214	38.6%

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities. Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, Federal Reserve Bank borrowings, a bank stock loan, and subordinated debt. For additional information see “NOTE 6 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statement.

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

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, we focus on both assets and liabilities, and the way they combine to provide adequate liquidity to meet our needs. With the recent issues in the banking sector that stem from the failures of several banks has caused banks to increase available liquidity sources and more closely monitor deposit runoff. Prior to the end of the quarter, Equity Bank pledged additional investments to the FRB and borrowed $140 million under the Bank Term Funding Program as a precaution; however, the Company did not experience the same level of deposit runoff which, the Company believes, is due to the difference in the types of deposits being offered, deposit concentration and ALM management practices as compared to the recent failed financial institutions.

During the three months ended March 31, 2023, and 2022, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and the Federal Reserve Bank borrowings.

Our largest sources of funds are deposits, Federal Reserve Bank borrowings and FHLB borrowings and largest uses of funds are loans, securities and debt repayment. Average loans were $3.31 billion for the three months ended March 31, 2023, an increase of 0.93% over the December 31, 2022, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 5.1 years and a modified duration of 4.3 years at March 31, 2023.

Cash and cash equivalents were $250.4 million at March 31, 2023, an increase of $145.9 million from the $104.4 million cash and cash equivalents at December 31, 2022. The increase in cash and cash equivalents is driven primarily by $145.1 million net cash provided by financing activities and $19.1 million net cash provided by operating activities, partially offset by $18.2 million net cash used in investing activities. Cash and cash equivalents at January 1, 2023, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities, FRB borrowings and FHLB borrowings during the first three months of 2023 were used to originate or purchase loans and to purchase investment securities. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital Resources

Capital management consists of providing equity to support our current and future operations. The federal bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As a financial holding company and a state-chartered-Fed-member bank, the Company and Equity Bank are subject to regulatory capital requirements.

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2023, and December 31, 2022, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2023, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

			As of the period ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$425,123	$410,058	$395,806	$428,115	$452,015
Less: goodwill	53,101	53,101	53,101	53,101	54,465
Less: core deposit intangibles, net	9,678	10,596	11,598	12,554	13,830
Less: mortgage servicing asset, net	151	176	201	226	251
Less: naming rights, net	1,033	1,044	1,054	1,065	1,076
Tangible common equity	$361,160	$345,141	$329,852	$361,169	$382,393
Common shares issued at period end	15,730,257	15,930,112	16,017,834	16,106,818	16,454,966
Diluted common shares outstanding at period end	15,822,536	16,163,253	16,225,591	16,289,635	16,662,779
Book value per common share	$27.03	$25.74	$24.71	$26.58	$27.47
Tangible book value per common share	$22.96	$21.67	$20.59	$22.42	$23.24
Tangible book value per diluted common share	$22.83	$21.35	$20.33	$22.17	$22.95

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

	As of the period ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in thousands)
Total stockholders’ equity	$425,123	$410,058	$395,806	$428,115	$452,015
Less: goodwill	53,101	53,101	53,101	53,101	54,465
Less: core deposit intangibles, net	9,678	10,596	11,598	12,554	13,830
Less: mortgage servicing asset, net	151	176	201	226	251
Less: naming rights, net	1,033	1,044	1,054	1,065	1,076
Tangible common equity	$361,160	$345,141	$329,852	$361,169	$382,393
Total assets	$5,156,716	$4,981,651	$5,000,415	$5,002,156	$5,078,623
Less: goodwill	53,101	53,101	53,101	53,101	54,465
Less: core deposit intangibles, net	9,678	10,596	11,598	12,554	13,830
Less: mortgage servicing asset, net	151	176	201	226	251
Less: naming rights, net	1,033	1,044	1,054	1,065	1,076
Tangible assets	$5,092,753	$4,916,734	$4,934,461	$4,935,210	$5,009,001
Equity to assets	8.24%	8.23%	7.92%	8.56%	8.90%
Tangible common equity to tangible assets	7.09%	7.02%	6.68%	7.32%	7.63%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in thousands)
Total average stockholders’ equity	$420,500	$398,270	$436,191	$437,483	$492,599
Less: average intangible assets	64,447	65,450	66,445	68,978	70,181
Average tangible common equity	$356,053	$332,820	$369,746	$368,505	$422,418
Net income (loss) allocable to common stockholders	$12,323	$11,608	$15,171	$15,259	$15,650
Amortization of intangible assets	954	961	992	1,148	1,085
Less: tax effect	200	202	208	241	228
Adjusted net income allocable to common stockholders	$13,077	$12,367	$15,955	$16,166	$16,507
Return on total average stockholders’ equity (ROAE) annualized	11.89%	11.57%	13.80%	13.99%	12.88%
Return on average tangible common equity (ROATCE) annualized	14.89%	14.74%	17.12%	17.60%	15.85%

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

In management’s judgement, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses, net gain (loss) from securities transactions, and net gain in acquisition and branch sales.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
	(Dollars in thousands)
Non-interest expense	$33,718	$35,249	$32,236	$31,436	$29,459
Less: merger expense	—	68	115	88	323
Non-interest expense, excluding loss on debt extinguishment and merger expense	$33,718	$35,181	$32,121	$31,348	$29,136
Net interest income	$39,110	$42,031	$41,944	$39,566	$39,289
Non-interest income	$9,089	$8,329	$8,969	$9,637	$9,022
Less: net gain on acquisition and branch sales	—	422	—	540	—
Less: net gain (loss) from securities transactions	32	14	(17)	(32)	40
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$9,057	$7,893	$8,986	$9,129	$8,982
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$48,167	$49,924	$50,930	$48,695	$48,271
Non-interest expense to net interest income plus non-interest income	69.96%	69.99%	63.32%	63.89%	60.98%
Efficiency Ratio	70.00%	70.47%	63.07%	64.38%	60.36%

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

ALCO uses a simulation analysis to monitor and manage the pricing and maturity of assets and liabilities in order to diminish the potential adverse impact that changes in interest rates could have on net interest income. The simulation tests the sensitivity of NII and EVE. Contractual maturities and repricing opportunities of loans are incorporated in the simulation model as are prepayment assumptions, maturity data and call options within the investment securities portfolio. Assumptions based on past experience are incorporated into the model for non-maturity deposit accounts. All assumptions are as of the base period without consideration of preceding market rate changes and any lag in impact to NII. The depicted expectations are management's estimate exclusive of any non-contractual lagging impacts that have not yet been realized in income from preceding changes to interest rates. The assumptions used are inherently uncertain and, as a result, the model cannot precisely measure the future NII and EVE. Actual results will differ from the model’s simulated results due to timing, magnitude and frequency of interest rate changes as well as changes in market conditions and the application and timing of various management strategies.

The change in the impact of net interest income from the base case for March 31, 2023, and December 31, 2022, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The increase in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans receivable that will reprice to higher interest rates[EK1] , non-term deposits that will adjust to higher rates but at a slower pace, the use of derivatives to hedge borrowing costs, and elevated levels of cash on the balance sheet compared to the previous quarter. These factors result in the positive impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable and the level of term deposit repricing; and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments. Term deposits repricing will only decrease the average cost paid by some amount due to the assumed repricing occurring at maturity. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for March 31, 2023 and December 31, 2022 is due to being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate prepayable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario; however, due to the current level of convexity in our fixed rate prepayable assets becoming less negative and positive, in some cases, on a portion of or portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At March 31, 2023, non-interest-bearing deposits were approximately $85.2 million, or 7.8%, lower than that deposit type at December 31, 2022. Substantially all investments and approximately 43.9% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2023	December 31, 2022
+300 basis points	8.8%	5.0%
+200 basis points	5.8%	3.3%
+100 basis points	2.9%	1.6%
0 basis points	—	—
-100 basis points	(2.7)%	(2.3)%
-200 basis points	(5.5)%	(6.0)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2023	December 31, 2022
+300 basis points	(11.3)%	(10.7)%
+200 basis points	(6.8)%	(6.6)%
+100 basis points	(3.4)%	(3.3)%
0 basis points	—	—
-100 basis points	1.2%	0.7%
-200 basis points	0.7%	(0.5)%

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

Item 1A: Risk Factors

Other than the risk factors set forth below, there have been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

Recent negative developments affecting the banking industry, and resulting media coverage, have eroded customer confidence in the banking system.

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like Equity Bank. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact Equity Bank's liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company and Equity Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. Equity Bank's level of uninsured deposits as a percentage of non-brokered deposits was 23.4% at March 31, 2023 and 25.3% at December 31, 2022.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

In September of 2021, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022. The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2022 and 2021, the Company repurchased a total of 1,000,000 shares of the Company’s outstanding common stock at an average price paid of $32.11 per share.

In September of 2022, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock, from time to time, beginning October 1, 2022, and concluding on September 30, 2023. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2022, the Company repurchased a total of 163,727 shares of the Company’s outstanding common stock at an average price paid of $33.33 per share. During the three months ended March 31, 2023, the Company repurchased a total of 320,050 shares of the Company's outstanding common stock at an average price paid of $29.97 per share. At March 31, 2023, there are 516,223 shares remaining available for repurchase under the program.

The following table presents shares that have been repurchased under the program during the first quarter of 2023.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2023 through January 31, 2023	—	$—	—	836,273
February 1, 2022 through February 28, 2023	218,700	$30.77	218,700	617,573
March 1, 2023 through March 31, 2023	101,350	$28.25	101,350	516,223
Total	320,050	$29.97	320,050	516,223

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.6

Item 5: Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Hire of Richard M. Sems as President of Equity Bank

On May 2, 2023, Equity Bancshares, Inc. (the “Company”) announced the hire of Richard M. Sems as President of Equity Bank effective May 15, 2023. Mr. Sems will also join the board of directors of Equity Bank.

Mr. Sems, age 51, joins the Company from First Bank of St. Louis, Missouri where he most recently served as Chief Banking Officer and previously served as President of First Bank’s Midwest Region since 2016. Mr. Sems holds a Master of Business Administration from the University of Michigan and is a graduate of Grove City College.

In connection with his appointment, Mr. Sems entered into an employment agreement, dated May 2, 2023, by and among the Company, Equity Bank and Mr. Sems. The initial term of the employment agreement is three years and will automatically renew for successive one-year periods thereafter, unless the agreement is terminated in accordance with its terms. Under the terms of the employment agreement, Mr. Sems will receive a base salary of $600,000 and a target annual incentive bonus of 65% of his base salary, which shall be payable in cash. Mr. Sems will also be eligible to receive an annual equity award with a target grant date fair value equal to 55% of his base salary, which may be subject to certain vesting, performance and other conditions.

Mr. Sems will receive an equity award in connection with his hire with a target grant date fair value equal to approximately $500,000, which will be comprised of time-based stock options that will vest in five equal annual installments, subject to his continuing employment through each such vesting date. He will also be paid a $250,000 signing bonus that is subject to repayment on a pro rata basis if his employment is terminated within the initial three-year term of the employment agreement.

Mr. Sems’s employment agreement provides that upon the termination of his employment by Mr. Sems for good reason or by Equity Bank without cause, Mr. Sems will be entitled to receive his base salary for a period of twelve months following such termination, subject to compliance with the terms of the employment agreement and execution of a general release in favor of the Company and Equity Bank.

Mr. Sems’s employment agreement contains a change in control provision that provides for a payment to him if his employment is terminated by Mr. Sems for good reason, by Equity Bank (or its successor) without cause, or due to Equity Bank’s (or its successor’s) nonrenewal of the employment agreement within twelve months after a qualifying change in control. Upon a qualifying change in control and termination of his employment, Mr. Sems would be entitled to a payment equal to 2.99 times the sum of (i) his prior year’s base salary and (ii) all other cash compensation paid to him and received during such year. Any payments pursuant to the change in control provision are subject to compliance with restrictions imposed by the Internal Revenue Code. Additionally, Mr. Sems is bound by the restrictive covenants set forth in his employment agreement.

There are no family relationships between Mr. Sems and any director or other executive officer of the Company, or with any person selected to become an officer or a director of the Company, nor are there any arrangements or understandings between Mr. Sems and other persons pursuant to which he was appointed as an executive officer of the Company. The Company has had no transactions since the beginning of its last fiscal year, and has no transactions proposed, in which Mr. Sems, or any member of his immediate family, has a direct or indirect material interest.

The foregoing description of Mr. Sem’s employment agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreement, which is attached hereto as Exhibits 10.2 and is incorporated herein by reference.

Resignation of Craig L. Anderson as President of Equity Bank

On May 3, 2023, the Company also announced that Craig L. Anderson resigned from his role as the President of Equity Bank effective June 2, 2023.

Item 6: Exhibits

Exhibit No.	Description
10.1

Sixth Amendment to Loan and Security Agreement dated February 10, 2023, by and between Equity Bancshares, Inc. and Servis First Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc. Current Report on Form 8-K, filed with the SEC on March 6, 2023).

10.2†*	Employment Agreement, dated May 2, 2023, by and between Equity Bank and Richard M. Sems.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Equity Bancshares, Inc.

May 4, 2023	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

May 4, 2023	By:	/s/ Eric R. Newell
Date		Eric R. Newell
Executive Vice President and Chief Financial Officer