Form 10-Q
period 2023-06-30
EQUITY BANCSHARES INC
filed 2023-08-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37624

EQUITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kansas	72-1532188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 East Kellogg Drive, Suite 300 Wichita, KS	67207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 316.612.6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A, Common Stock, par value $0.01 per share	Trading Symbol EQBK	Name of each exchange on which registered New York Stock Exchange

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

As of July 31, 2023, the registrant had 15,412,139 shares of Class A common stock, $0.01 par value per share, outstanding.

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
•
effect of pending and future litigation, including the results of the overdraft fee litigation against the Company that is described in this quarterly report;
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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2023, and December 31, 2022

(Dollar amounts in thousands)

See accompanying condensed notes to interim consolidated financial statements.

	(Unaudited) June 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$262,604	$104,013
Federal funds sold	15,495	415
Cash and cash equivalents	278,099	104,428
Available-for-sale securities	1,094,748	1,184,390
Held-to-maturity securities, fair value of $2,236 and $1,973	2,216	1,948
Loans held for sale	2,456	349
Loans, net of allowance for credit losses of $44,544 and $45,847	3,278,126	3,265,701
Other real estate owned, net	4,362	4,409
Premises and equipment, net	106,186	101,492
Bank-owned life insurance	123,451	123,176
Federal Reserve Bank and Federal Home Loan Bank stock	21,129	21,695
Interest receivable	21,360	20,630
Goodwill	53,101	53,101
Core deposit intangibles, net	8,760	10,596
Other	100,889	89,736
Total assets	$5,094,883	$4,981,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$978,968	$1,097,899
Total non-interest-bearing deposits	978,968	1,097,899
Demand, savings and money market	2,397,524	2,329,584
Time	854,458	814,324
Total interest-bearing deposits	3,251,982	3,143,908
Total deposits	4,230,950	4,241,807
Federal funds purchased and retail repurchase agreements	44,770	46,478
Federal Home Loan Bank advances	100,000	138,864
Federal Reserve Bank borrowings	140,000	—
Subordinated debt	96,653	96,392
Contractual obligations	29,608	15,218
Interest payable and other liabilities	34,467	32,834
Total liabilities	4,676,448	4,571,593
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	207	205
Additional paid-in capital	487,225	484,989
Retained earnings	160,715	140,095
Accumulated other comprehensive income (loss)	(110,225)	(113,511)
Treasury stock	(119,487)	(101,720)
Total stockholders’ equity	418,435	410,058
Total liabilities and stockholders’ equity	$5,094,883	$4,981,651

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months ended June 30, 2023, and 2022

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$52,748	$36,849	$101,129	$73,155
Securities, taxable	5,813	5,584	11,760	10,975
Securities, nontaxable	568	678	1,237	1,333
Federal funds sold and other	2,127	513	3,253	813
Total interest and dividend income	61,256	43,624	117,379	86,276
Interest expense
Deposits	17,204	2,183	31,025	3,905
Federal funds purchased and retail repurchase agreements	192	46	387	79
Federal Home Loan Bank advances	953	176	1,971	185
Federal Reserve Bank borrowings	1,528	—	1,663	—
Subordinated debt	1,950	1,653	3,794	3,252
Total interest expense	21,827	4,058	38,840	7,421
Net interest income	39,429	39,566	78,539	78,855
Provision (reversal) for credit losses	298	824	(68)	412
Net interest income after provision (reversal) for credit losses	39,131	38,742	78,607	78,443
Non-interest income
Service charges and fees	2,653	2,617	5,198	5,139
Debit card income	2,653	2,810	5,207	5,438
Mortgage banking	213	428	301	990
Increase in value of bank-owned life insurance	757	736	2,340	1,601
Net Gain on acquisition and branch sales	—	540	—	540
Net gain (loss) from securities transactions	(1,322)	(32)	(1,290)	8
Other	1,996	2,538	3,794	4,943
Total non-interest income	6,950	9,637	15,550	18,659
Non-interest expense
Salaries and employee benefits	15,237	15,383	31,929	30,451
Net occupancy and equipment	2,940	3,007	5,819	6,177
Data processing	4,493	3,642	8,409	7,411
Professional fees	1,645	1,111	3,029	2,282
Advertising and business development	1,249	972	2,408	1,948
Telecommunications	516	442	1,001	912
FDIC insurance	515	260	875	440
Courier and postage	463	489	921	912
Free nationwide ATM cost	524	541	1,049	1,042
Amortization of core deposit intangibles	918	1,111	1,836	2,161
Loan expense	136	207	253	392
Other real estate owned	71	14	190	13
Merger expenses	—	88	—	411
Other	4,423	4,169	8,640	6,343
Total non-interest expense	33,130	31,436	66,359	60,895
Income (loss) before income tax	12,951	16,943	27,798	36,207
Provision (benefit) for income taxes	1,495	1,684	4,019	5,298
Net income (loss) and net income (loss) allocable to common stockholders	$11,456	$15,259	$23,779	$30,909
Basic earnings (loss) per share	$0.74	$0.95	$1.52	$1.88
Diluted earnings (loss) per share	$0.74	$0.94	$1.51	$1.86

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months ended June 30, 2023, and 2022

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$11,456	$15,259	$23,779	$30,909
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(15,346)	(35,364)	672	(104,703)
Reclassification for net (gains) losses included in net income	1,330	2	1,330	(77)
Unrealized holding gains (losses) arising during the period on cash flow hedges	2,115	545	2,914	1,125
Total other comprehensive income (loss)	(11,901)	(34,817)	4,916	(103,655)
Tax effect	2,914	7,403	(1,630)	24,453
Other comprehensive income (loss), net of tax	(8,987)	(27,414)	3,286	(79,202)
Comprehensive income (loss)	$2,469	$(12,155)	$27,065	$(48,293)

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2023, and 2022

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at April 1, 2022	16,454,966	$204	$480,106	$102,632	$(50,012)	$(80,915)	$452,015
Net income	—	—	—	15,259	—	—	15,259
Other comprehensive income (loss), net of tax effects	—	—	—	—	(27,414)	—	(27,414)
Cash dividends - common stock, $0.08 per share	—	—	—	(1,290)	—	—	(1,290)
Dividend equivalents - restricted stock units, $0.08 per share	—	—	—	(25)	—	—	(25)
Stock-based compensation	624	—	744	—	—	—	744
Common stock issued upon exercise of stock options	3,656	—	47	—	—	—	47
Common stock issued under stock-based incentive plan	3,416	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Treasury stock purchase	(355,844)	—	—	—	—	(11,221)	(11,221)
Balance at June 30, 2022	16,106,818	$204	$480,897	$116,576	$(77,426)	$(92,136)	$428,115

Balance at April 1, 2023	15,730,257	$206	$486,658	$150,810	$(101,238)	$(111,313)	$425,123
Net income	—	—	—	11,456	—	—	11,456
Other comprehensive income (loss), net of tax effects	—	—	—	—	(8,987)	—	(8,987)
Cash dividends - common stock, $0.10 per share	—	—	—	(1,541)	—	—	(1,541)
Dividend equivalents- restricted stock units and restricted stock awards, $0.10 per share	—	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	568	—	—	—	568
Common stock issued under stock-based incentive plan	30,998	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	—				—
Treasury stock purchases	(349,116)	—	—	—	—	(8,174)	(8,174)
Balance at June 30, 2023	15,412,139	$207	$487,225	$160,715	$(110,225)	$(119,487)	$418,435

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2023, and 2022

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2022	16,760,115	$203	$478,862	$88,324	$1,776	$(68,534)	$500,631
Implementation of ASU 2016-13, current expected credit losses	—	—	—		—	—	—
Net income	—	—	—	30,909	—	—	30,909
Other comprehensive income (loss), net of tax effects	—	—	—	—	(79,202)	—	(79,202)
Cash dividends - common stock, $0.16 per share	—	—	—	(2,608)	—	—	(2,608)
Dividend equivalents- restricted stock units, $0.16 per share	—	—	—	(49)	—	—	(49)
Stock-based compensation	624	—	1,548	—	—	—	1,548
Common stock issued upon exercise of stock options	7,156		97	—	—	—	97
Common stock issued under stock-based incentive plan	64,876	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	14,274		391	—	—	—	391
Repayment on employee stock loans	—		—	—	—		—
Treasury stock purchase	(740,227)	—	—	—	—	(23,602)	(23,602)
Balance at June 30, 2022	16,106,818	$204	$480,897	$116,576	$(77,426)	$(92,136)	$428,115

Balance at January 1, 2023	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$410,058
Net income	—	—	—	23,779	—	—	23,779
Other comprehensive income (loss), net of tax effects	—	—	—	—	3,286	—	3,286
Cash dividends - common stock, $0.26 per share	—	—	—	(3,114)	—	—	(3,114)
Dividend equivalents- restricted stock units and restricted stock awards, $0.10 per share	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	1,780	—	—	—	1,780
Common stock issued upon exercise of stock options		—	—	—	—	—	—
Common stock issued under stock-based incentive plan	133,685	2	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	17,508	—	458	—	—	—	458
Treasury stock purchases	(669,166)	—	—	—	—	(17,767)	(17,767)
Balance at June 30, 2023	15,412,139	$207	$487,225	$160,715	$(110,225)	$(119,487)	$418,435

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2023, and 2022
(Dollar amounts in thousands)
	(Unaudited) June 30,
	2023	2022
Cash flows from operating activities
Net income	$23,779	$30,909
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	1,780	1,548
Depreciation	2,194	2,313
Amortization of operating lease right-of-use asset	323	352
Amortization of cloud computing implementation costs	94	94
Provision (reversal) for credit losses	(68)	412
Net amortization (accretion) of purchase valuation adjustments	(49)	(2,083)
Amortization (accretion) of premiums and discounts on securities	2,327	3,622
Amortization of intangible assets	1,908	2,233
Deferred income taxes	426	(382)
Federal Home Loan Bank stock dividends	(321)	(92)
Loss (gain) on sales and valuation adjustments on other real estate owned	13	(108)
Net loss (gain) on sales and settlements of securities	1,330	(77)
Change in unrealized (gains) losses on equity securities	(40)	71
Loss (gain) on disposal of premises and equipment	(15)	(68)
Loss (gain) on sales of foreclosed assets	12	(49)
Loss (gain) on sales of loans	(220)	(793)
Originations of loans held for sale	(12,847)	(31,431)
Proceeds from the sale of loans held for sale	10,960	34,724
Increase in the value of bank-owned life insurance	(2,340)	(1,601)
Change in fair value of derivatives recognized in earnings	505	(1,195)
Gain on acquisition and branch sales	—	(540)
Payments on operating lease payable	(441)	(411)
Net change in:
Interest receivable	(730)	1,138
Other assets	8,442	17,556
Interest payable and other liabilities	1,437	(13,006)
Net cash provided by operating activities	38,459	43,136
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(2,237)	(166,932)
Purchases of held-to-maturity securities	(275)	—
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	90,222	97,870
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	8	—
Net change in loans	(11,147)	(93,562)
Purchase of mortgage loans	—	(795)
Purchase of USDA guaranteed loans	(1,235)	(2,293)
Purchase of premises and equipment	(6,911)	(722)
Proceeds from sale of premises and equipment	39	78
Proceeds from sale of foreclosed assets	136	20,368
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	887	(3,876)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(2,613)	(1,970)
Proceeds from sale of other real estate owned	308	935
Proceeds from bank-owned life insurance death benefits	2,071	723
Net cash paid from branch sale to United Bank and Trust	—	(22,939)
Net cash (used in) provided by investing activities	69,253	(173,115)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(10,932)	(75,470)
Net change in federal funds purchased and retail repurchase agreements	(1,708)	(3,256)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	(138,864)	—

Proceeds from Federal Home Loan Bank term advances	766,091	403,501
Principal repayments on Federal Home Loan Bank term advances	(666,091)	(323,501)
Proceeds from Federal Reserve Bank borrowings	141,000	1,000
Principal payments on Federal Reserve Bank borrowings	(1,000)	(1,000)
Proceeds from the exercise of employee stock options	—	97
Proceeds from employee stock purchase plan	458	391
Purchase of treasury stock	(17,767)	(23,602)
Net change in contractual obligations	(2,010)	(1,879)
Dividends paid on common stock	(3,218)	(2,672)
Net cash (used in) provided by financing activities	65,959	(26,391)
Net change in cash and cash equivalents	173,671	(156,370)
Cash and cash equivalents, beginning of period	104,428	259,954
Ending cash and cash equivalents	$278,099	$103,584
Supplemental cash flow information:
Interest paid	$33,219	$7,295
Income taxes paid, net of refunds	3,061	196
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	408	2,208
Other repossessed assets acquired in settlement of loans	169	436
Other reals estate owned recorded as a result of transferring non-operational branch right-of-use-asset	—	2,210
Purchase of investments in tax credit structures and resulting contractual obligations	16,400	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly-owned subsidiaries, Equity Bank (“Equity Bank”), EBAC, LLC (“EBAC”) and Equity Risk Management, Inc. ("ERMI"). ERMI provides property and casualty insurance coverage to Equity Bancshares and Equity Bank and reinsurance to other third party insurance captives for which insurance may not be currently available or economically feasible in today's insurance marketplace. The wholly-owned subsidiaries of Equity Bank are comprised of SA Holdings, Inc. ("SA Holdings") and EQBK Investments, LLC. ("EQBK Investments"). SA Holdings was established for the purpose of holding and selling other real estate owned. EQBK Investments was established for the purpose to hold Equity Bank's investment in a real estate investment trust. These entities are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2023. Operating results for the six months ended June 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

Reclassifications

Some items in prior financial statements were reclassified to conform to the current presentation. Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for the periods reported.

Risk and Uncertainties

The recent high-profile bank failures involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like Equity Bank. These market developments have negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact Equity Bank's liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC have made statements ensuring that depositors of these recently failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly. Equity Bank pledged additional investments to the Federal Reserve Bank to increase liquidity under the Bank Term Funding Program as a precaution; however, the Company has not experienced the same level of deposit runoff as compared to the recent failed financial institutions which, the Company believes, is due to the difference in the types of deposits being offered, deposit concentration and ALM management practices.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. ASU 2020-04 provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. The transactions primarily include contract modifications; hedging relationships; and sale or transfer of debt securities classified as held-to-maturity. The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022. The Company’s contracts issued prior to December 31, 2021, were primarily LIBOR tenures that had operational fallback language or were covered by the transition rules of the Adjustable Interest Rate (LIBOR) Act of 2021 and resulted in this guidance not having a significant impact on the Company's financial condition, results of operations or cash flows.

In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). ASU 2021-01 clarifies that certain optional expedients and exceptions that are noted in Topic 848 apply to derivatives that are affected by the discounting transition. Certain provisions, if elected by the Company, apply to derivative instruments that use an interest rate for managing, discounting or contract price alignment that is modified as a result of reference rate reform. The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022. The Company’s contracts issued prior to December 31, 2021, were primarily LIBOR tenures that had operational fallback language or were covered by the transition rules of the Adjustable Interest Rate (LIBOR) Act of 2021 and resulted in this guidance not having a significant impact on the Company's financial condition, results of operations or cash flows.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Trouble Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for loan restructurings by creditor when a borrower is experiencing financial difficulty. Creditors will be required to apply the refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires that public business entities disclose gross write offs by year of origination for financing receivables and net investment in leases within the scope of Financial Instruments – Credit Losses – Measured at Amortized Cost of the Accounting Standards Codification. The guidance was effective for the Company on January 1, 2023, and the Company was permitted to apply the guidance prospectively or through a modified retrospective method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Since the Company had adopted ASU 2016-13 effective January 1, 2021, the Company was permitted to early adopt the guidance in totality or individually for the topics covered in this update. The Company did not early adopt this guidance and the implementation of this guidance did not have a material financial impact on our financial condition, results of operations or cash flows, but it impacted the Company’s loan disclosures.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the current sunset date of Topic 848 from December 31, 2022, to December 31, 2024, to allow for contracts tied to certain tenors of USD LIBOR that have cessation dates of June 30, 2023, to apply the relief of Topic 848. The Company’s contracts issued prior to December 31, 2021, were primarily LIBOR tenures that had operational fallback language or were covered by the transition rules of the Adjustable Interest Rate (LIBOR) Act of 2021 and resulted in this guidance not having a significant impact on the Company's financial condition, results of operations or cash flows.

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in ASU 2023-02 permit all reporting entities that hold tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or investments in Low Income Housing Tax Credit ("LIHTC") structure through a limited liability entity that is not accounted for using the proportional amortization method and was previously applying LIHTC specific guidance which has been removed by ASU 2023-02. The election to apply the proportional amortization election is a program-by-program election rather than at a reporting entity or individual investment level. The amendments require specific disclosures that must be provided for all investments that generate income tax credits and other income tax benefits from a tax program for which the entity elected to apply the proportional amortization method which must be provided in both annual and interim financial statements. This guidance will be effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years and early adoption is permitted in any interim period and shall be adopted as of the beginning of the fiscal year that includes that interim period. The amendments in this update must be applied using a modified retrospective method or a retrospective method through a cumulative-effect adjustment to the opening balance of retained earnings for the period adoption for the modified retrospective method or the earliest period presented for the retrospective method. The Company is adopting this guidance for investments in solar tax credit structures entered into during 2023, and the Company's investments in tax credit structures exclusive of the low-income housing tax credit structures entered into prior to 2023 do not qualify for the proportional amortization method under this guidance. The Company's financial condition, results of operations and cash flows were not significantly impacted by this guidance for investments in tax credit structures outstanding at December 31, 2022; however, the Company's disclosures related to income tax expense and investments in tax credit structures at June 30, 2023 have been expanded by this guidance.

NOTE 2 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$122,843	$—	$(15,471)	$—	$107,372
U.S. Treasury securities	259,455	—	(24,757)	—	234,698
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	526,457	—	(60,386)	—	466,071
Private label residential mortgage-backed securities	179,007	—	(27,031)	—	151,976
Corporate	56,682	—	(7,734)	—	48,948
Small Business Administration loan pools	11,448	—	(734)	—	10,714
State and political subdivisions	84,883	38	(9,952)	—	74,969
	$1,240,775	$38	$(146,065)	$—	$1,094,748

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$123,196	$—	$(16,790)	$—	$106,406
U.S. Treasury securities	257,690	—	(25,532)	—	232,158
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,776	—	(62,170)	—	498,606
Private label residential mortgage-backed securities	190,889	17	(27,346)	—	163,560
Corporate	56,642	—	(4,268)	—	52,374
Small Business Administration loan pools	12,915	—	(734)	—	12,181
State and political subdivisions	130,311	55	(11,261)	—	119,105
	$1,332,419	$72	$(148,101)	$—	$1,184,390

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2023
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,101	$—	$(7)	$—	$1,094
State and political subdivisions	1,115	29	(2)	—	1,142
	$2,216	$29	$(9)	$—	$2,236

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,108	$—	$—	$—	$1,108
State and political subdivisions	840	25	—	—	865
	$1,948	$25	$—	$—	$1,973

The fair value and amortized cost of debt securities at June 30, 2023, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$5,017	$4,994	$—	$—
One to five years	329,832	299,780	—	—
Five to ten years	150,446	129,651	—	—
After ten years	50,016	42,276	1,115	1,142
Mortgage-backed securities	705,464	618,047	1,101	1,094
Total debt securities	$1,240,775	$1,094,748	$2,216	$2,236

The carrying value of securities pledged as collateral, to secure public deposits and for other purposes, was approximately $753,640 at June 30, 2023, and $820,751 at December 31, 2022.

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at June 30, 2023, and December 31, 2022.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$107,372	$(15,471)	$107,372	$(15,471)
U.S. Treasury securities	1,403	(2)	233,295	(24,755)	234,698	(24,757)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	17,265	(848)	448,806	(59,538)	466,071	(60,386)
Private label residential mortgage-backed securities	—	—	151,976	(27,031)	151,976	(27,031)
Corporate	10,765	(1,735)	38,183	(5,999)	48,948	(7,734)
Small Business Administration loan pools	5,991	(4)	4,723	(730)	10,714	(734)
State and political subdivisions	14,870	(288)	56,847	(9,664)	71,717	(9,952)
Total temporarily impaired securities	$50,294	$(2,877)	$1,041,202	$(143,188)	$1,091,496	$(146,065)
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$3,936	$(913)	$102,470	$(15,877)	$106,406	$(16,790)
U.S. Treasury securities	92,896	(6,866)	139,262	(18,666)	232,158	(25,532)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	203,416	(15,511)	295,190	(46,659)	498,606	(62,170)
Private label residential mortgage-backed securities	43,610	(7,227)	116,410	(20,119)	160,020	(27,346)
Corporate	48,199	(3,443)	4,175	(825)	52,374	(4,268)
Small Business Administration loan pools	7,676	(60)	4,505	(674)	12,181	(734)
State and political subdivisions	88,713	(5,463)	19,671	(5,798)	108,384	(11,261)
Total temporarily impaired securities	$488,446	$(39,483)	$681,683	$(108,618)	$1,170,129	$(148,101)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$1,094	$(7)	$—	$—	$1,094	$(7)
Corporate	—	—	—	—	—	—
State and political subdivisions	273	(2)	—	—	273	(2)
Total temporarily impaired securities	$1,367	$(9)	$—	$—	$1,367	$(9)
December 31, 2022
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$—	$—	$—	$—
Corporate	—	—	—	—	—	—
State and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

The tables above present unrealized losses on available-for-sale and held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of June 30, 2023, the Company held 491 available-for-sale and two held-to-maturity securities in an unrealized loss position.

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

All private label residential mortgage-backed securities held by the Company are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At June 30, 2023, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 14 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At June 30, 2023, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 132 positions of which 88% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 63% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At June 30, 2023, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Proceeds	$49,258	$—	$49,258	$3,265
Gross gain	—	—	—	115
Gross losses	1,330	—	1,330	36
Income tax expense on net realized gains	(325)	—	(325)	20

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022
Investments in stocks
Accounted for at fair value through net income	$610	$570
Accounted for at amortized cost assessed for impairment	1,397	1,398
Total investments in stocks	2,007	1,968
Investments in partnerships
Accounted for at equity method	2,110	1,816
Accounted for at hypothetical liquidation book value	7,784	980
Accounted for at proportional amortization	23,330	19,794
Total investments in partnerships	33,224	22,590
Total other investments	$35,231	$24,558

The following table discloses the financial statement impact of tax credit investments for the three month period ended June 30, 2023.

	Income Tax Credits Recognized During Period	Other Income Tax Benefits	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
June 30, 2023
Investments and tax credit structures:
Included in proportional amortization	$(5,469)	$(829)	$(6,298)	$5,575
Not included in proportional amortization	$(870)	$(223)	$(1,093)	$—

The following table discloses the financial statement impact of tax credit investments for the six month period ended June 30, 2023.

	Income Tax Credits Recognized During Period	Other Income Tax Benefits	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
June 30, 2023
Investments and tax credit structures:
Included in proportional amortization	$(5,951)	$(973)	$(6,924)	$6,161
Not included in proportional amortization	$(1,672)	$(455)	$(2,127)	$—
Contingent contributions for investment tax credit structures not subject to proportional amortization were $3.0 million for the six month period ended June 30, 2023.

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

The following table lists categories of loans at June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022
Commercial real estate	$1,764,460	$1,721,268
Commercial and industrial	583,664	594,863
Residential real estate	560,389	570,550
Agricultural real estate	202,317	199,189
Agricultural	104,510	120,003
Consumer	107,330	105,675
Total loans	3,322,670	3,311,548
Allowance for credit losses	(44,544)	(45,847)
Net loans	$3,278,126	$3,265,701

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the three and six months ended June 30, 2023, the Company did not purchase any pools of residential loans. During the three and six months ended June 30, 2022, the Company purchased residential loan pools of $795. As of June 30, 2023, and December 31, 2022, residential real estate loans include $313,785 and $327,309 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three and six months ended June 30, 2023, the Company purchased $433 and $1,235 in loans guaranteed by governmental agencies.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $3,060 with related loans of $261,881 at June 30, 2023, and $3,632 with related loans of $286,538 at December 31, 2022.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $831 at June 30, 2023, and $475 at December 31, 2022.

The following tables present the activity in the allowance for credit losses by class for the three month periods ended June 30, 2023 and 2022.

June 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,611	$15,620	$8,751	$586	$1,547	$1,988	$45,103
Provision for credit losses	(20)	167	114	(6)	(150)	193	298
Loans charged-off	(9)	(640)	(52)	—	(108)	(259)	(1,068)
Recoveries	70	47	42	3	—	49	211
Total ending allowance balance	$16,652	$15,194	$8,855	$583	$1,289	$1,971	$44,544

June 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$21,764	$13,814	$5,960	$1,542	$2,472	$2,038	$47,590
Provision for credit losses	911	(650)	870	(535)	(182)	410	824
Loans charged-off	(11)	(35)	(46)	—	(1)	(289)	(382)
Recoveries	1	80	34	—	—	91	206
Total ending allowance balance	$22,665	$13,209	$6,818	$1,007	$2,289	$2,250	$48,238

The following tables present the activity in the allowance for credit losses by class for the six month periods ended June 30, 2023 and 2022.

June 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Provision for credit losses	(146)	1,267	246	(239)	(1,215)	19	(68)
Loans charged-off	(10)	(1,075)	(57)	—	(108)	(456)	(1,706)
Recoveries	77	51	58	3	155	127	471
Total ending allowance balance	$16,652	$15,194	$8,855	$583	$1,289	$1,971	$44,544

June 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Provision for credit losses	419	922	1,272	(1,235)	(1,466)	500	412
Loans charged-off	(294)	(79)	(48)	—	(1)	(494)	(916)
Recoveries	62	118	34	7	—	156	377
Total ending allowance balance	$22,665	$13,209	$6,818	$1,007	$2,289	$2,250	$48,238

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on method to determine allowance for credit loss as of June 30, 2023, and December 31, 2022.

June 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$305	$1,158	$724	$189	$971	$97	$3,444
Collectively evaluated for credit losses	16,347	14,036	8,131	394	318	1,874	41,100
Total	$16,652	$15,194	$8,855	$583	$1,289	$1,971	$44,544
Loan Balance:
Individually evaluated for credit losses	$2,902	$5,177	$3,053	$2,370	$3,576	$416	$17,494
Collectively evaluated for credit losses	1,761,558	578,487	557,336	199,947	100,934	106,914	3,305,176
Total	$1,764,460	$583,664	$560,389	$202,317	$104,510	$107,330	$3,322,670

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$285	$1,433	$795	$221	$2,125	$87	$4,946
Collectively evaluated for credit losses	16,446	13,518	7,813	598	332	2,194	40,901
Total	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Loan Balance:
Individually evaluated for credit losses	$2,867	$6,653	$3,344	$2,606	$4,576	$379	$20,425
Collectively evaluated for credit losses	1,718,401	588,210	567,206	196,583	115,427	105,296	3,291,123
Total	$1,721,268	$594,863	$570,550	$199,189	$120,003	$105,675	$3,311,548

The following tables presents information related to nonaccrual loans at June 30, 2023, and December 31, 2022.

	June 30, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$2,442	$1,824	$—
Commercial and industrial	31	—	—
Residential real estate	25	—	—
Agricultural real estate	2,893	1,571	—
Agricultural	2,303	—	—
Consumer	4	—	—
Subtotal	7,698	3,395	—
With an allowance recorded:
Commercial real estate	1,117	904	226
Commercial and industrial	10,547	4,572	875
Residential real estate	3,199	2,916	716
Agricultural real estate	526	312	84
Agricultural	2,961	2,511	851
Consumer	435	360	89
Subtotal	18,785	11,575	2,841
Total	$26,483	$14,970	$2,841

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$2,443	$1,866	$—
Commercial and industrial	21	—	—
Residential real estate	54	25	—
Agricultural real estate	1,518	583	—
Consumer	6	—	—
Subtotal	4,042	2,474	—
With an allowance recorded:
Commercial real estate	1,011	823	206
Commercial and industrial	10,758	5,838	1,091
Residential real estate	3,488	3,181	786
Agricultural real estate	1,956	1,469	216
Agricultural	6,272	3,468	1,860
Consumer	412	348	85
Subtotal	23,897	15,127	4,244
Total	$27,939	$17,601	$4,244

The tables below presents average recorded investment and interest income related to nonaccrual loans for the three and six months ended June 30, 2023, and 2022. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	June 30, 2023		June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,833	$—	$1,572	$—
Commercial and industrial	—	2	982	—
Residential real estate	—	1	553	—
Agricultural real estate	1,068	—	1,400	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Subtotal	2,901	3	4,507	—
With an allowance recorded:
Commercial real estate	882	—	2,800	—
Commercial and industrial	5,027	2	2,549	—
Residential real estate	3,002	4	3,160	1
Agricultural real estate	842	—	2,378	3
Agricultural	2,717	—	4,072	—
Consumer	388	—	312	—
Subtotal	12,858	6	15,271	4
Total	$15,759	$9	$19,778	$4

	As of and for the six months ended
	June 30, 2023		June 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,845	$—	$1,048	$—
Commercial and industrial	—	2	1,309	—
Residential real estate	8	1	512	1
Agricultural real estate	906	—	1,487	—
Agricultural	—	—	—	—
Consumer	—	—	16	—
Subtotal	2,759	3	4,372	1
With an allowance recorded:
Commercial real estate	862	—	4,144	—
Commercial and industrial	5,297	2	3,231	—
Residential real estate	3,062	4	3,655	1
Agricultural real estate	1,051	1	2,498	3
Agricultural	2,967	—	4,773	—
Consumer	375	—	299	—
Subtotal	13,614	7	18,600	4
Total	$16,373	$10	$22,972	$5

The following tables present the aging of the recorded investment in past due loans as of June 30, 2023, and December 31, 2022, by portfolio and class of loans.

June 30, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$779	$618	$—	$2,728	$1,760,335	$1,764,460
Commercial and industrial	697	584	—	4,572	577,811	583,664
Residential real estate	1,325	5,202	—	2,916	550,946	560,389
Agricultural real estate	653	190	—	1,883	199,591	202,317
Agricultural	543	68	—	2,511	101,388	104,510
Consumer	351	52	—	360	106,567	107,330
Total	$4,348	$6,714	$—	$14,970	$3,296,638	$3,322,670

December 31, 2022	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,526	$69	$—	$2,689	$1,716,984	$1,721,268
Commercial and industrial	232	195	—	5,838	588,598	594,863
Residential real estate	1,133	1,993	—	3,206	564,218	570,550
Agricultural real estate	569	—	—	2,052	196,568	199,189
Agricultural	212	—	—	3,468	116,323	120,003
Consumer	246	55	—	348	105,026	105,675
Total	$3,918	$2,312	$—	$17,601	$3,287,717	$3,311,548

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

Based on the most recent analysis performed, the risk category of loans, by type and year of origination, at June 30, 2023, is as follows.

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$112,818	$370,660	$248,084	$182,452	$79,866	$244,040	$513,702	$711	$1,752,333
Special mention	—	3,238	121	—	—	398	1,074	—	4,831
Substandard	—	—	3,060	239	1,558	2,439	—	—	7,296
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$112,818	$373,898	$251,265	$182,691	$81,424	$246,877	$514,776	$711	$1,764,460
Commercial and industrial
Risk rating
Pass	$94,556	$130,492	$63,515	$59,645	$34,478	$9,391	$179,009	$1,879	$572,965
Special mention	—	—	18	—	—	1,089	3,241	—	4,348
Substandard	1,324	310	154	365	261	2,223	1,714	—	6,351
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$95,880	$130,802	$63,687	$60,010	$34,739	$12,703	$183,964	$1,879	$583,664
Residential real estate
Risk rating
Pass	$18,203	$30,901	$290,274	$5,633	$12,824	$139,805	$58,239	$1,284	$557,163
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	126	—	23	239	1,970	847	21	3,226
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$18,203	$31,027	$290,274	$5,656	$13,063	$141,775	$59,086	$1,305	$560,389
Agricultural real estate
Risk rating
Pass	$15,701	$29,780	$18,904	$21,647	$11,415	$21,992	$68,567	$289	$188,295
Special mention	445	549	—	—	—	599	597	—	2,190
Substandard	4,781	—	185	—	103	1,978	4,785	—	11,832
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$20,927	$30,329	$19,089	$21,647	$11,518	$24,569	$73,949	$289	$202,317
Agricultural
Risk rating
Pass	$9,831	$10,187	$5,472	$7,562	$1,665	$3,872	$59,950	$86	$98,625
Special mention	—	—	—	—	—	328	475	—	803
Substandard	—	—	1,056	1,579	1,883	165	399	—	5,082
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$9,831	$10,187	$6,528	$9,141	$3,548	$4,365	$60,824	$86	$104,510
Consumer
Risk rating
Pass	$38,366	$31,088	$13,399	$6,386	$2,070	$3,559	$12,101	$1	$106,970
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	91	149	40	49	30	1	—	360
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$38,366	$31,179	$13,548	$6,426	$2,119	$3,589	$12,102	$1	$107,330
Total loans
Risk rating
Pass	$289,475	$603,108	$639,648	$283,325	$142,318	$422,659	$891,568	$4,250	$3,276,351
Special mention	445	3,787	139	—	—	2,414	5,387	—	12,172
Substandard	6,105	527	4,604	2,246	4,093	8,805	7,746	21	34,147
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$296,025	$607,422	$644,391	$285,571	$146,411	$433,878	$904,701	$4,271	$3,322,670

Based on the analysis performed at December 31, 2022, the risk category of loans, by type and year of origination is as follows.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$432,196	$252,616	$188,897	$92,290	$114,415	$171,498	$462,140	$741	$1,714,793
Special mention	—	122	—	—	—	401	—	—	523
Substandard	—	3,049	244	144	—	2,515	—	—	5,952
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$432,196	$255,787	$189,141	$92,434	$114,415	$174,414	$462,140	$741	$1,721,268
Commercial and industrial
Risk rating
Pass	$172,912	$79,782	$65,915	$39,487	$6,712	$5,089	$189,998	$6,654	$566,549
Special mention	—	—	—	—	674	3,851	—	—	4,525
Substandard	283	4,316	2,167	10,127	1,460	783	4,653	—	23,789
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$173,195	$84,098	$68,082	$49,614	$8,846	$9,723	$194,651	$6,654	$594,863
Residential real estate
Risk rating
Pass	$34,705	$299,840	$5,939	$13,073	$47,986	$102,871	$62,494	$271	$567,179
Special mention	—	—	—	—	—	—	—	—	—
Substandard	58	86	48	209	239	2,633	98	—	3,371
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$34,763	$299,926	$5,987	$13,282	$48,225	$105,504	$62,592	$271	$570,550
Agricultural real estate
Risk rating
Pass	$33,586	$20,712	$26,408	$12,754	$5,608	$18,882	$68,510	$300	$186,760
Special mention	874	—	2,493	—	—	604	5,983	—	9,954
Substandard	—	203	—	115	485	1,635	37	—	2,475
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$34,460	$20,915	$28,901	$12,869	$6,093	$21,121	$74,530	$300	$199,189
Agricultural
Risk rating
Pass	$23,917	$7,778	$9,437	$2,642	$2,250	$2,134	$64,647	$75	$112,880
Special mention	—	—	—	92	22	375	556	—	1,045
Substandard	—	1,003	1,838	2,044	386	213	594	—	6,078
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$23,917	$8,781	$11,275	$4,778	$2,658	$2,722	$65,797	$75	$120,003
Consumer
Risk rating
Pass	$56,497	$17,460	$8,415	$3,235	$1,370	$3,396	$14,955	$—	$105,328
Special mention	—	—	—	—	—	—	—	—	—
Substandard	17	148	54	81	13	34	—	—	347
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$56,514	$17,608	$8,469	$3,316	$1,383	$3,430	$14,955	$—	$105,675
Total loans
Risk rating
Pass	$753,813	$678,188	$305,011	$163,481	$178,341	$303,870	$862,744	$8,041	$3,253,489
Special mention	874	122	2,493	92	696	5,231	6,539	—	16,047
Substandard	358	8,805	4,351	12,720	2,583	7,813	5,382	—	42,012
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$755,045	$687,115	$311,855	$176,293	$181,620	$316,914	$874,665	$8,041	$3,311,548

The following table disclose the charge-off and recovery activity by loan type and year of origination for the six month period ending June 30, 2023.

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$—	$—	$(9)	$(1)	$—	$—	$(10)
Gross recoveries	—	64	—	—	—	13	—	—	77
Net charge-offs	$—	$64	$—	$—	$(9)	$12	$—	$—	$67
Commercial and industrial
Gross charge-offs	$—	$(5)	$(10)	$(19)	$(2)	$—	$(1,039)	$—	$(1,075)
Gross recoveries	—	29	—	15	—	7	—	—	51
Net charge-offs	$—	$24	$(10)	$(4)	$(2)	$7	$(1,039)	$—	$(1,024)
Residential real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(53)	$(4)	$—	$(57)
Gross recoveries	—	—	—	—	—	58	—	—	58
Net charge-offs	$—	$—	$—	$—	$—	$5	$(4)	$—	$1
Agricultural real estate
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	3	—	—	3
Net charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3
Agricultural
Gross charge-offs	$—	$—	$(107)	$—	$—	$(1)	$—	$—	$(108)
Gross recoveries	—	—	—	—	—	155	—	—	155
Net charge-offs	$—	$—	$(107)	$—	$—	$154	$—	$—	$47
Consumer
Gross charge-offs	$(61)	$(108)	$(71)	$(28)	$(39)	$(118)	$(31)	$—	$(456)
Gross recoveries	—	9	37	8	5	60	8	—	127
Net charge-offs	$(61)	$(99)	$(34)	$(20)	$(34)	$(58)	$(23)	$—	$(329)
Total loans
Gross charge-offs	$(61)	$(113)	$(188)	$(47)	$(50)	$(173)	$(1,074)	$—	$(1,706)
Gross recoveries	—	102	37	23	5	296	8	—	471
Net charge-offs	$(61)	$(11)	$(151)	$(24)	$(45)	$123	$(1,066)	$—	$(1,235)

Modifications to Debtors Experiencing Financial Difficulty

The Company adopted ASU 2022-02 Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023, and this accounting guidance is applied prospectively. The following table presents the amortized cost basis of loans at June 30, 2023, that were both experiencing financial difficulty and modified during the three months ended June 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

June 30, 2023	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$443	$443	0.03%
Commercial and industrial	—	1,324	—	3,098	4,422	0.76%
Residential real estate	—	—	—	12	12	0.00%
Agricultural real estate	—	—	—	—	—	0.00%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$—	$1,324	$—	$3,553	$4,877	0.15%

The following table presents the amortized cost basis of loans at June 30, 2023, that were both experiencing financial difficulty and modified during the six months ended June 30, 2023, by class and by type of modification.

June 30, 2023	Payment Delay	Term Extension	Combination Rate Change, Payment Delay and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$443	$443	0.03%
Commercial and industrial	—	1,566	—	9,079	10,645	1.82%
Residential real estate	—	—	—	12	12	0.00%
Agricultural real estate	—	400	—	171	571	0.28%
Agricultural	122	—	—	475	597	0.57%
Consumer	—	—	25	—	25	0.02%
Total	$122	$1,966	$25	$10,180	$12,293	0.37%

At June 30, 2023, there were $410 thousand in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the three months ended June 30, 2023.

June 30, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	12	12
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	25	—	25
Total	$—	$25	$12	$37

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2023.

June 30, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.49
Commercial and industrial	—	—%	3.11
Residential real estate	—	—%	3.42
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	2.88

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2023.

June 30, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.49
Commercial and industrial	—	—%	1.36
Residential real estate	—	—%	3.42
Agricultural real estate	—	—%	1.00
Agricultural	—	—%	0.58
Consumer	—	(0.24)%	2.16
Total loans	$—	(0.24)%	1.28

For the three and six months ended June 30, 2023, there were no loans that had a payment default and were modified prior to that default to the borrower experiencing financial difficulty.

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of June 30, 2023, and December 31, 2022.

	Allowance for Credit Losses
	June 30, 2023	December 31, 2022
Commercial real estate	$387	$336
Commercial and industrial	716	700
Residential real estate	40	45
Agricultural	3	3
Consumer	251	269
Total allowance for credit losses	$1,397	$1,353

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate. At June 30, 2023, the portfolio of interest rate swaps had a weighted average maturity of 7.24 years, a weighted average pay rate of 4.58% and a weighted average rate received of 8.21%. At December 31, 2022, the portfolio of interest rate swaps had a weighted average maturity of 8.5 years, a weighted average pay rate of 4.53% and a weighted average rate received of 7.13%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

	June 30, 2023			December 31, 2022
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	12.2	2.81%	7.61%	12.7	2.81%	6.57%
Variable rate FHLB advance hedges	2.7	5.05%	3.59%	—	—%	—%
Prime based receivable loan hedges	0.5	8.25%	5.60%	1.3	7.50%	5.60%
Total cash flow hedges	1.9	6.85%	4.88%	1.8	7.28%	5.65%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At June 30, 2023, this portfolio of interest rate swaps had a weighted average maturity of 5.14 years, weighted average pay rate of 8.15% and a weighted average rate received of 8.28%. At December 31, 2022, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, weighted average pay rate of 6.96% and weighted average rate received of 7.06%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2023, and December 31, 2022.

	June 30, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$16,740	$1,896	$—	$21,528	$2,425	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	250,000	2,048	1,474	157,500	2,120	4,457
Total derivatives designated as hedging relationships	266,740	3,944	1,474	179,028	4,545	4,457
Derivatives not designated as hedging instruments:
Interest rate swaps	182,552	4,199	3,684	184,277	4,191	3,555
Total derivatives not designated as hedging instruments	182,552	4,199	3,684	184,277	4,191	3,555
Total	$449,292	8,143	5,158	$363,305	8,736	8,012
Cash collateral		—	5,732		—	2,860
Netting adjustments		(6,658)	(6,658)		(7,336)	(7,336)
Net amount presented in Balance Sheet		$1,485	$4,232		$1,400	$3,536

The table below lists designated and qualifying hedged items in fair value hedges at June 30, 2023, and December 31, 2022.

	June 30, 2023			December 31, 2022
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$16,713	$(1,765)	$(470)	$17,202	$(2,384)	$—
Total	$16,713	$(1,765)	$(470)	$17,202	$(2,384)	$—

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three and six months period ended June 30, 2023, and 2022, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$2	$64	$10	$102
Total net gain (loss) related to derivatives designated as hedging instruments	2	64	10	102
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	2	64	10	102
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	207	467	204	1,142
Total net gains (losses) related to derivatives not designated as hedging instruments	207	467	204	1,142
Net gains (losses) on derivatives and hedging activities	$209	$531	$214	$1,244

The following tables shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended June 30, 2023 and 2022.

	June 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$237	$(235)	$2	$155
Total	$237	$(235)	$2	$155

	June 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$683	$(619)	$64	$629
Total	$683	$(619)	$64	$629

The following tables shows the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six month periods ended June 30, 2023 and 2022.

	June 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(130)	$140	$10	$304
Total	$(130)	$140	$10	$304

	June 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$2,079	$(1,977)	$102	$472
Total	$2,079	$(1,977)	$102	$472

The following tables shows the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended June 30, 2023 and 2022.

	June 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$33	$25	$(970)
FHLB advance hedges	1,909	1,442	349
Subordinated note hedges	173	130	(6)
Total	$2,115	$1,597	$(627)

	June 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$—	$—	$—
FHLB advance hedges	—	—	—
Subordinated note hedges	545	(410)	(2)
Total	$545	$(410)	$(2)

The following tables shows the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the six month periods ended June 30, 2023 and 2022.

	June 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$956	$711	$(1,750)
FHLB advance hedges	2,032	1,534	382
Subordinated note hedges	(74)	(55)	65
Total	$2,914	$2,190	$(1,303)

	June 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$—	$—	$—
FHLB advance hedges	—	—	—
Subordinated note hedges	1,125	(846)	(2)
Total	$1,125	$(846)	$(2)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended June 30, 2023, and December 31, 2022, are listed below.

June 30, 2023	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$4,933	$4,912	13.1	2.32%
Total operating leases	$4,933	$4,912	13.1	2.32%

Right-of-use-asset reported in other assets	$2,980
Right-of-use-asset not in operation, reported in other real estate owned	1,953
Total	$4,933

December 31, 2022	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$5,256	$5,294	13.2	2.32%
Total operating leases	$5,256	$5,294	13.2	2.32%

Right-of-use-asset reported in other assets	$3,185
Right-of-use-asset not in operation, reported in other real estate owned	2,071
Total	$5,256

During the quarter ended June 30, 2022, one of our bank locations became non-operational. The right-of-use-asset for this location was transferred to other real estate owned, the weighted average lease term is 7.8 years.

Operating lease costs for the three and six months ended June 30, 2023 and 2022, are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$212	$191	$408	$399
Short-term lease cost	—	—	—	—
Variable lease cost	14	5	28	27
Total operating lease cost	$226	$196	$436	$426

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or six month periods ended June 30, 2023.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	June 30, 2023
Due in one year or less	$525
Due after one year through two years	552
Due after two years through three years	554
Due after three years through four years	553
Due after four years through five years	554
Thereafter	3,177
Total undiscounted cash flows	5,915
Discount on cash flows	(1,003)
Total operating lease liability	$4,912

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2023, and December 31, 2022, are listed below.

	June 30, 2023	December 31, 2022
Federal funds purchased	$—	$—
Retail repurchase agreements	44,770	46,478

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $43,789 and $55,289 at June 30, 2023, and December 31, 2022. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022
Average daily balance during the period	$44,370	$53,337
Average interest rate during the period	1.32%	0.42%
Maximum month-end balance year-to-date	$46,798	$64,323
Weighted average interest rate at period-end	1.37%	0.72%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances.

Federal Home Loan Bank advances as of June 30, 2023, and December 31, 2022, are as follows.

	June 30, 2023	December 31, 2022
Federal Home Loan Bank line of credit advances	$—	$138,864
Federal Home Loan Bank fixed-rate term advances	100,000	—
Total principal outstanding	100,000	138,864
Total Federal Home Loan Bank advances	$100,000	$138,864

At June 30, 2023, and December 31, 2022, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $32,077 and $18,305. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $946,005 and securities of $67,724 for a total of $1,013,729 at June 30, 2023, and qualifying loans of $744,125 and securities of $74,083 for a total of $818,208 at December 31, 2022. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $880,475 and $659,695 at June 30, 2023, and December 31, 2022.

Federal Reserve Bank borrowings

At June 30, 2023, and December 31, 2022, the Company had a borrowing capacity of $450,220 and $330,077, for which the Company has pledged loans with an outstanding balance of $394,095 and $390,102 and securities with a fair value of $147,705 and $33,235. There was $140,000 in borrowings secured from this facility under the Federal Reserve's Bank Term Funding Program with a rate of 4.38% and a maturity date of March 22, 2024. The Company can repay this borrowing at any time without penalties or fees. There were no outstanding borrowings at December 31, 2022.

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

There were no outstanding principal balances on the bank stock loan at June 30, 2023, and December 31, 2022.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of June 30, 2023, and December 31, 2022, are listed below.

	June 30, 2023	December 31, 2022
Subordinated debentures	$23,423	$23,255
Subordinated notes	73,230	73,137
Total	$96,653	$96,392

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

Subordinated debentures as of June 30, 2023, and December 31, 2022, are listed below.

	June 30, 2023	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	7.26%	11.8
CTIII subordinated debentures	5,155	7.44%	14.0
CFSTI subordinated debentures	5,155	8.79%	9.5
ASBII subordinated debentures	7,732	7.35%	12.2
Total contractual balance	28,352
Fair market value adjustments	(4,929)
Total subordinated debentures	$23,423

	December 31, 2022	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.08%	12.3
CTIII subordinated debentures	5,155	6.66%	14.5
CFSTI subordinated debentures	5,155	7.97%	10.0
ASBII subordinated debentures	7,732	6.57%	12.7
Total contractual balance	28,352
Fair market value adjustments	(5,097)
Total subordinated debentures	$23,255

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

Subordinated notes as of June 30, 2023, are listed below.

	June 30, 2023	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	7.0
Total principal outstanding	75,000
Debt issuance cost	(1,770)
Total subordinated notes	$73,230

Subordinated notes as of December 31, 2022, are listed below.

	December 31, 2022	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	7.5
Total principal outstanding	75,000
Debt issuance cost	(1,863)
Total subordinated notes	$73,137

Future principal repayments

Future principal repayments of the June 30, 2023, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	FRB Borrowings	Total
Due in one year or less	$44,770	$100,000	$—	$—	$140,000	$284,770
Due after one year through two years	—	—	—	—	—	—
Due after two years through three years	—	—	—	—	—	—
Due after three years through four years	—	—	—	—	—	—
Due after four years through five years	—	—	—	—	—	—
Thereafter	—	—	28,352	75,000	—	103,352
Total	$44,770	$100,000	$28,352	$75,000	$140,000	$388,122

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At June 30, 2023, and December 31, 2022, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022
Class A common stock – issued	20,429,103	20,277,910
Class A common stock – held in treasury	(5,016,964)	(4,347,798)
Class A common stock – outstanding	15,412,139	15,930,112
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $38 and $77 was recorded for the three and six months ended June 30, 2023. ESPP compensation expense of $42 and $78 was recorded for the three and six months ended June 30, 2022. The following table presents the offering periods and costs associated with this program during the reporting period.

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

In September of 2022, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock, from time to time, beginning October 1, 2022, and concluding on September 30, 2023. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2022, the Company repurchased a total of 163,727 shares of the Company’s outstanding common stock at an average price paid of $33.33 per share. During the six months ended June 30, 2023, the Company repurchased a total of 669,166 shares of the Company's outstanding common stock at an average price paid of $26.55 per share. At June 30, 2023, there are 167,107 shares remaining available for repurchase under the program.

Accumulated other comprehensive income (loss)

At June 30, 2023, and December 31, 2022, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of June 30, 2023, and December 31, 2022, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
June 30, 2023
Net unrealized or unamortized gains (losses)	$(146,027)	$51	$(145,976)
Tax effect	35,768	(17)	35,751
	$(110,259)	$34	$(110,225)
December 31, 2022
Net unrealized or unamortized gains (losses)	$(148,029)	$(2,863)	$(150,892)
Tax effect	36,673	708	$37,381
	$(111,356)	$(2,155)	$(113,511)
NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of June 30, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2023, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2023, and December 31, 2022, are presented in the table below. The Company was able to take advantage of the accumulated other comprehensive income exception on capital calculations that was made available by regulators in order to maintain strong regulatory ratios. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2023
Total capital to risk weighted assets
Equity Bancshares, Inc.	$609,441	15.96%	$400,851	10.50%	$	N/A	N/A
Equity Bank	592,368	15.54%	400,281	10.50%		381,220	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	490,270	12.84%	324,498	8.50%		N/A	N/A
Equity Bank	546,427	14.33%	324,037	8.50%		304,976	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	466,847	12.23%	267,234	7.00%		N/A	N/A
Equity Bank	546,427	14.33%	266,854	7.00%		247,793	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	490,270	9.54%	205,633	4.00%		N/A	N/A
Equity Bank	546,427	10.65%	205,283	4.00%		256,603	5.00%
December 31, 2022
Total capital to risk weighted assets
Equity Bancshares, Inc.	$603,593	16.08%	$394,072	10.50%	$	N/A	N/A
Equity Bank	588,165	15.71%	393,168	10.50%		374,445	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	483,539	12.88%	319,011	8.50%		N/A	N/A
Equity Bank	541,354	14.46%	318,279	8.50%		299,556	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	460,285	12.26%	262,715	7.00%		N/A	N/A
Equity Bank	541,354	14.46%	262,112	7.00%		243,390	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	483,539	9.61%	201,288	4.00%		N/A	N/A
Equity Bank	541,354	10.77%	201,066	4.00%		251,332	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six months ended June 30, 2023 and 2022.

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Basic:
Net income (loss) allocable to common stockholders	$11,456	$15,259	$23,779	$30,909
Weighted average common shares outstanding	15,467,857	16,106,643	15,654,466	16,426,098
Weighted average vested restricted stock units	521	40	8,049	2,437
Weighted average shares	15,468,378	16,106,683	15,662,515	16,428,535
Basic earnings (loss) per common share	$0.74	$0.95	$1.52	$1.88
Diluted:
Net income (loss) allocable to common stockholders	$11,456	$15,259	$23,779	$30,909
Weighted average common shares outstanding for:
Basic earnings per common share	15,468,378	16,106,683	15,662,515	16,428,535
Dilutive effects of the assumed exercise of stock options	28,479	95,010	39,736	98,886
Dilutive effects of the assumed vesting of restricted stock units	55,231	109,036	83,613	110,618
Dilutive effects of the assumed exercise of ESPP purchases	2,167	2,224	3,197	1,931
Average shares and dilutive potential common shares	15,554,255	16,312,953	15,789,061	16,639,970
Diluted earnings (loss) per common share	$0.74	$0.94	$1.51	$1.86

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of June 30, 2023 and 2022.

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Stock options	279,720	281,669	262,562	205,750
Restricted stock units	212,210	3,505	181,834	3,505
Total antidilutive shares	491,930	285,174	444,396	209,255

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of June 30, 2023, and December 31, 2022.

	June 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$107,372	$—
U.S. Treasury securities	234,698	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	466,071	—
Private label residential mortgage-backed securities	—	151,976	—
Corporate	—	48,948	—
Small Business Administration loan pools	—	10,714	—
State and political subdivisions	—	74,969	—
Derivative assets:
Derivative assets (included in other assets)	—	8,143	—
Cash collateral held by counterparty and netting adjustments	(6,658)	—	—
Total derivative assets	(6,658)	8,143	—
Other assets:
Equity securities with readily determinable fair value	610	—	—
Total other assets	610	—	—
Total assets	$228,650	$868,193	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,158	$—
Cash collateral held by counterparty and netting adjustments	(926)	—	—
Total derivative liabilities	(926)	5,158	—
Total liabilities	$(926)	$5,158	$—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$106,406	$—
U.S. Treasury securities	232,158	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	498,606	—
Private label residential mortgage-backed securities	—	163,560	—
Corporate	—	52,374	—
Small Business Administration loan pools	—	12,181	—
State and political subdivisions	—	119,105	—
Derivative assets:
Derivative assets (included in other assets)	—	8,736	—
Cash collateral held by counterparty and netting adjustments	(7,336)	—	—
Total derivative assets	(7,336)	8,736	—
Other assets:
Equity securities with readily determinable fair value	570	—	—
Total other assets	570	—	—
Total assets	$225,392	$960,968	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,012	$—
Cash collateral held by counterparty and netting adjustments	(4,476)	—	—
Total derivative liabilities	(4,476)	8,012	—
Total liabilities	$(4,476)	$8,012	$—

There were no material transfers between levels during the six months ended June 30, 2023, or the year ended December 31, 2022. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of June 30, 2023, and December 31, 2022.

	June 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$678
Commercial and industrial	—	—	3,697
Residential real estate	—	—	2,200
Agricultural real estate	—	—	228
Other	—	—	1,930
Other real estate owned:
Commercial real estate	—	—	964
Residential real estate	—	—	—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$617
Commercial and industrial	—	—	4,747
Residential real estate	—	—	2,395
Agricultural real estate	—	—	1,253
Other	—	—	1,871
Other real estate owned:
Commercial real estate	—	—	792
Residential real estate	—	—	170

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2023, or December 31, 2022.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgement involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of June 30, 2023, and December 31, 2022.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
June 30, 2023
Individually evaluated real estate loans	$8,733	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 51% (31%)
Individually evaluated other real estate owned	$964	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 24% (13%)
Individually evaluated real estate loans	$930	Discounted Cash Flow	N/A	8%
December 31, 2022
Individually evaluated real estate loans	$10,883	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 51% (31%)
Individually evaluated other real estate owned	$962	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 24% (13%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for June 30, 2023, and December 31, 2022.

	June 30, 2023
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$278,099	$278,099	$278,099	$—	$—
Available-for-sale securities	1,094,748	1,094,748	234,698	860,050	—
Held-to-maturity securities	2,216	2,236	—	2,236	—
Loans held for sale	2,456	2,456	—	2,456	—
Loans, net of allowance for credit losses	3,278,126	3,202,085	—	—	3,202,085
Federal Reserve Bank and Federal Home Loan Bank stock	21,129	21,129	—	21,129	—
Interest receivable	21,360	21,360	—	21,360	—
Derivative assets	8,143	8,143	—	8,143	—
Cash collateral held by derivative counterparty and netting adjustments	(6,658)	(6,658)	(6,658)	—	—
Total derivative assets	1,485	1,485	(6,658)	8,143	—
Equity securities with readily determinable fair value	610	610	610	—	—
Total assets	$4,700,229	$4,624,208	$506,749	$915,374	$3,202,085
Financial liabilities:
Deposits	$4,230,950	$4,223,099	$—	$4,223,099	$—
Federal funds purchased and retail repurchase agreements	44,770	44,770	—	44,770	—
Federal Home Loan Bank advances	100,000	100,000	—	100,000	—
Federal Reserve Bank borrowings	140,000	140,000		140,000
Subordinated debentures	23,423	23,423	—	23,423	—
Subordinated notes	73,230	69,293	—	69,293	—
Contractual obligations	29,608	29,608	—	29,608	—
Interest payable	7,951	7,951	—	7,951	—
Derivative liabilities	5,158	5,158	—	5,158	—
Cash collateral held by derivative counterparty and netting adjustments	(926)	(926)	(926)	—	—
Total derivative liabilities	4,232	4,232	(926)	5,158	—
Total liabilities	$4,654,164	$4,642,376	$(926)	$4,643,302	$—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$104,428	$104,428	$104,428	$—	$—
Available-for-sale securities	1,184,390	1,184,390	232,158	952,232	—
Held-to-maturity securities	1,948	1,973	—	1,973	—
Loans held for sale	349	349	—	349	—
Loans, net of allowance for credit losses	3,265,701	3,251,129	—	—	3,251,129
Federal Reserve Bank and Federal Home Loan Bank stock	21,695	21,695	—	21,695	—
Interest receivable	20,630	20,630	—	20,630	—
Derivative assets	8,736	8,736	—	8,736	—
Cash collateral held by derivative counterparty and netting adjustments	(7,336)	(7,336)	(7,336)	—	—
Total derivative assets	1,400	1,400	(7,336)	8,736	—
Equity securities with readily determinable fair value	570	570	570	—	—
Total assets	$4,601,111	$4,586,564	$329,820	$1,005,615	$3,251,129
Financial liabilities:
Deposits	$4,241,807	$4,232,948	$—	$4,232,948	$—
Federal funds purchased and retail repurchase agreements	46,478	46,478	—	46,478	—
Federal Home Loan Bank advances	138,864	138,864	—	138,864	—
Subordinated debentures	23,255	23,255	—	23,255	—
Subordinated notes	73,137	70,887	—	70,887	—
Contractual obligations	15,218	15,218	—	15,218	—
Interest payable	2,462	2,462	—	2,462	—
Derivative liabilities	8,012	8,012	—	8,012	—
Cash collateral held by derivative counterparty and netting adjustments	(4,476)	(4,476)	(4,476)	—	—
Total derivative liabilities	3,536	3,536	(4,476)	8,012	—
Total liabilities	$4,544,757	$4,533,648	$(4,476)	$4,538,124	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2023, and December 31, 2022, were as follows.

	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$54,315	$367,690	$73,185	$210,266
Mortgage loans in the process of origination	3,879	3,591	2,130	3,480
Unused lines of credit	129,082	357,751	130,843	354,408

At June 30, 2023, the fixed rate loan commitments have interest rates ranging from 3.25% to 10.47% and maturities ranging from 1 month to 219 months.

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

The contractual amounts of standby letters of credit as of June 30, 2023, and December 31, 2022, were as follows.

	June 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$15,926	$26,744	$16,358	$25,791

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2023 and 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Non-interest income
Service charges and fees	$2,653	$2,617	$5,198	$5,139
Debit card income	2,653	2,810	5,207	5,438
Mortgage banking(a)	213	428	301	990
Increase in bank-owned life insurance(a)	757	736	2,340	1,601
Net gain (loss) on acquisitions (a)	—	540	—	540
Net gain (loss) from securities transactions(a)	(1,322)	(32)	(1,290)	8
Other
Investment referral income	118	140	207	283
Trust income	268	264	508	557
Insurance sales commissions	28	47	141	113
Recovery on zero-basis purchased loans(a)	507	13	513	33
Income (loss) from equity method investments(a)	(56)	(56)	(111)	(111)
Other non-interest income related to loans and deposits	1,150	2,113	2,512	4,044
Other non-interest income not related to loans and deposits(a)	(19)	17	24	24
Total other non-interest income	1,996	2,538	3,794	4,943
Total	$6,950	$9,637	$15,550	$18,659
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS AND BRANCH SALES

At the close of business on June 24, 2022, the Company sold three branch locations located in Belleville, Clyde and Concordia, Kansas to United Bank and Trust (UBT). Results of the branch sale were included in the Company's results of operations beginning June 27, 2022. Branch sale costs were $18 ($14 on an after-tax basis) and are included in merger expense in the Company's income statement for the year ended December 31, 2022. At June 30, 2023, there were no costs related to this branch sale.

At the close of business on November 10, 2022, the Company sold one branch location located in Cordell, Oklahoma to High Plains Bank (HPB). Results of the branch sale were included in the Company's results of operations beginning November 14, 2022. There were no branch sale related costs on the Company's income statement for the year ended December 31, 2022. At June 30, 2023, there were no costs related to this branch sale.

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$61,256	$56,123	$53,424	$48,548	$43,624
Interest expense	21,827	17,013	11,393	6,604	4,058
Net interest income	39,429	39,110	42,031	41,944	39,566
Provision (reversal) for credit losses	298	(366)	(151)	(136)	824
Net gain on acquisition and branch sales	—	—	422	—	540
Net gain (loss) from securities transactions	(1,322)	32	14	(17)	(32)
Other non-interest income	6,950	8,568	7,893	8,986	9,129
Merger expenses	—	—	68	115	88
Other non-interest expense	33,130	33,229	35,181	32,121	31,348
Income (loss) before income taxes	12,951	14,847	15,262	18,813	16,943
Provision for income taxes	1,495	2,524	3,654	3,642	1,684
Net income (loss)	11,456	12,323	11,608	15,171	15,259
Net income (loss) allocable to common stockholders	11,456	12,323	11,608	15,171	15,259
Basic earnings (loss) per share	$0.74	$0.78	$0.73	$0.94	$0.95
Diluted earnings (loss) per share	$0.74	$0.77	$0.72	$0.93	$0.94
Balance Sheet Data (at period end)
Cash and cash equivalents	$278,099	$250,366	$104,428	$155,413	$103,584
Securities available-for-sale	1,094,748	1,183,247	1,184,390	1,198,962	1,288,180
Securities held-to-maturity	2,216	1,944	1,948	—	—
Loans held for sale	2,456	648	349	1,518	1,714
Gross loans held for investment	3,322,670	3,330,618	3,311,548	3,255,023	3,223,446
Allowance for credit losses	44,544	45,103	45,847	46,499	48,238
Loans held for investment, net of allowance for credit losses	3,278,126	3,285,515	3,265,701	3,208,524	3,175,208
Goodwill and core deposit intangibles, net	61,861	62,779	63,697	64,699	65,655
Mortgage servicing asset, net	126	151	176	201	226
Naming rights, net	1,022	1,033	1,044	1,054	1,065
Total assets	5,094,883	5,156,716	4,981,651	5,000,415	5,002,156
Total deposits	4,230,950	4,286,933	4,241,807	4,226,611	4,291,771
Borrowings	381,423	392,842	281,734	329,707	228,885
Total liabilities	4,676,448	4,731,593	4,571,593	4,604,609	4,574,041
Total stockholders’ equity	418,435	425,123	410,058	395,806	428,115
Tangible common equity*	355,426	361,160	345,141	329,852	361,169
Performance ratios
Return on average assets (ROAA) annualized	0.91%	1.00%	0.93%	1.21%	1.21%
Return on average equity (ROAE) annualized	10.82%	11.89%	11.57%	13.80%	13.99%
Return on average tangible common equity (ROATCE) annualized	13.55%	14.89%	14.74%	17.12%	17.60%
Yield on loans annualized	6.34%	5.94%	5.59%	5.09%	4.59%
Cost of interest-bearing deposits annualized	2.14%	1.73%	1.05%	0.57%	0.28%
Net interest margin annualized	3.38%	3.44%	3.67%	3.62%	3.39%
Efficiency ratio*	69.45%	69.69%	70.47%	63.07%	64.38%
Non-interest income / average assets annualized	0.55%	0.70%	0.67%	0.71%	0.76%
Non-interest expense / average assets annualized	2.62%	2.70%	2.84%	2.56%	2.49%
Capital Ratios
Tier 1 Leverage Ratio	9.54%	9.60%	9.61%	9.46%	9.11%
Common Equity Tier 1 Capital Ratio	12.23%	12.21%	12.26%	12.21%	12.08%
Tier 1 Risk Based Capital Ratio	12.84%	12.83%	12.88%	12.84%	12.71%
Total Risk Based Capital Ratio	15.96%	15.98%	16.08%	16.06%	15.97%
Equity / Assets	8.21%	8.24%	8.23%	7.92%	8.56%
Tangible common equity to tangible assets*	7.06%	7.09%	7.02%	6.68%	7.32%
Dividend payout ratio	13.53%	13.07%	14.01%	10.78%	8.61%
Book value per share	$27.18	$27.03	$25.74	$24.71	$26.58
Tangible common book value per share*	$23.08	$22.96	$21.67	$20.59	$22.42
Tangible common book value per diluted share*	$22.98	$22.83	$21.35	$20.33	$22.17

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 64 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of June 30, 2023, we had consolidated total assets of $5.09 billion, total loans held for investment, net of allowance, of $3.28 billion, total deposits of $4.23 billion, and total stockholders’ equity of $418.4 million. During the three and six month periods ended June 30, 2023, the Company had net income of

$11.5 million and $23.8 million. The Company had net income of $15.3 million and $30.9 million for the three and six month periods ended June 30, 2022.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of June 30, 2023. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Likewise, significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended June 30, 2023, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended June 30, 2023, compared with three months ended June 30, 2022: Net income allocable to common stockholders for the three months ended June 30, 2023, was $11.5 million, or $0.74 diluted earnings per share as compared to $15.3 million, or $0.94 diluted earnings per share for the three months ended June 30, 2022, a decrease of $3.8 million. The decrease during the three month period ended June 30, 2023, was largely due to a decrease in non-interest income of $2.7 million and an increase in non-interest expense of $1.7 million.

Six months ended June 30, 2023, compared with six months ended June 30, 2022: Net income allocable to common stockholders for the six months ended June 30, 2023, was $23.8 million, or $1.51 diluted earnings per share as compared to $30.9 million, or $1.86 diluted earnings per share for the six months ended June 30, 2022, a decrease of $7.1 million. The decrease during the six month period ended June 30, 2023, was largely due to a decrease in non-interest income of $3.1 million and an increase in non-interest expense of $5.5 million.

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

Three months ended June 30, 2023, compared with three months ended June 30, 2022: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2023, and 2022. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$590,634	$10,885	7.39%	$588,126	$7,483	5.10%
Commercial real estate	1,303,520	20,875	6.42%	1,210,185	14,521	4.81%
Real estate construction	465,231	8,231	7.10%	384,317	4,297	4.48%
Residential real estate	567,297	6,048	4.28%	597,680	5,206	3.49%
Agricultural real estate	202,584	3,387	6.71%	202,038	2,643	5.25%
Agricultural	101,333	1,704	6.74%	134,826	1,533	4.56%
Consumer	106,898	1,618	6.07%	99,680	1,166	4.69%
Total loans	3,337,497	52,748	6.34%	3,216,852	36,849	4.59%
Taxable securities	1,068,653	5,813	2.18%	1,210,828	5,584	1.85%
Nontaxable securities	87,318	568	2.61%	108,271	678	2.51%
Total Securities	1,155,971	6,381	2.21%	1,319,099	6,262	1.90%
Federal funds sold and other	185,276	2,127	4.60%	140,016	513	1.47%
Total interest-earning assets	4,678,744	61,256	5.25%	4,675,967	43,624	3.74%
Non-interest-earning assets:
Other real estate owned, net	4,190			9,570
Premises and equipment, net	105,618			102,772
Bank-owned life insurance	123,002			121,182
Goodwill, core deposit and other intangibles, net	63,453			68,978
Other non-interest-earning assets	89,906			89,217
Total assets	$5,064,913			$5,067,686
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,013,699	5,598	2.22%	$1,149,691	865	0.30%
Savings and money market	1,309,986	4,905	1.50%	1,331,911	481	0.14%
Demand, savings and money market	2,323,685	10,503	1.81%	2,481,602	1,346	0.22%
Certificates of deposit	903,280	6,701	2.98%	630,698	837	0.53%
Total interest-bearing deposits	3,226,965	17,204	2.14%	3,112,300	2,183	0.28%
FHLB term and line of credit advances	101,845	953	3.75%	80,266	176	0.88%
Subordinated debt	96,582	1,950	8.10%	96,068	1,653	6.90%
Federal Reserve Bank borrowings	140,000	1,528	4.38%	—	—	—
Other borrowings	47,077	192	1.64%	61,728	46	0.30%
Total interest-bearing liabilities	3,612,469	21,827	2.42%	3,350,362	4,058	0.49%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	977,369			1,227,896
Non-interest-bearing liabilities	50,213			51,945
Stockholders’ equity	424,862			437,483
Total liabilities and stockholders’ equity	$5,064,913			$5,067,686
Net interest income		$39,429			$39,566
Interest rate spread			2.83%			3.25%
Net interest margin(2)			3.38%			3.39%
Total cost of deposits, including non-interest bearing deposits	$4,204,334	$17,204	1.64%	$4,340,196	$2,183	0.20%
Average interest-earning assets to interest-bearing liabilities			129.52%			139.57%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended June 30, 2023, and 2022.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2023, and 2022

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$32	$3,370	$3,402
Commercial real estate	1,190	5,164	6,354
Real estate construction	1,045	2,889	3,934
Residential real estate	(276)	1,118	842
Agricultural real estate	7	737	744
Agricultural	(443)	614	171
Consumer	88	364	452
Total loans	1,643	14,256	15,899
Taxable securities	(703)	932	229
Nontaxable securities	(135)	25	(110)
Total securities	(838)	957	119
Federal funds sold and other	211	1,403	1,614
Total interest-earning assets	1,016	16,616	17,632
Interest-bearing liabilities:
Interest-bearing demand deposits	(114)	4,847	4,733
Savings and money market	(9)	4,433	4,424
Demand, savings and money market	(123)	9,280	9,157
Certificates of deposit	505	5,359	5,864
Total interest-bearing deposits	382	14,639	15,021
FHLB term and line of credit advances	59	718	777
Subordinated debt	8	289	297
Federal Reserve Bank borrowings	1,528	—	1,528
Other borrowings	(14)	160	146
Total interest-bearing liabilities	1,963	15,806	17,769
Net Interest Income	$(947)	$810	$(137)

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

Interest income on interest-earning assets increased $17.6 million for the quarter ended June 30, 2023, as compared to the quarter ended June 30, 2022. Of this increase, $14.3 million is attributable to increases in loan rate/yield. Yield on loans increased by 175 basis points for the quarter ended June 30, 2023, as compared quarter ended to June 30, 2022. The increase in interest income on loans is primarily due to higher yields on commercial and industrial, commercial real estate, real estate construction and residential real estate. Overall, the increase in interest income on interest earning assets is due to the increase in market interest rates.

There was an increase in interest expense on total interest-bearing liabilities of $17.8 million due to a general increase in market interest rates and to a lesser extent an increase in volume on borrowing, primarily from the Federal Reserve Bank. The increase in the cost of interest-bearing deposits from 0.28% for the quarter ended June 30, 2022 to 2.14% for the quarter ended June 30, 2023, was primarily the result the Federal Reserve raising the federal funds target rate in response to inflation concerns, with more interest rate increases expected during the remainder of 2023.

When compared to the quarter ended June 30, 2022, net interest margin decreased 1 basis points during the quarter ended June 30, 2023. Comparing to the same periods one year ago, net interest spread decreased by 42 basis points to 2.83% from 3.25%. The decrease in net interest margin can be attributed to an increase in the rate/yield earned on interest-earning asset, which was outpaced by an increases in the cost of interest-bearing liabilities. The decrease in interest spread is primarily due to the increase in volume of interest bearing liabilities at current market rates.

Six months ended June 30, 2023, compared with six months ended June 30, 2022: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six months ended June 30, 2023, and 2022. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$584,081	$20,519	7.08%	$581,880	$15,244	5.28%
Commercial real estate	1,324,010	40,987	6.24%	1,200,212	27,972	4.70%
Real estate construction	434,793	14,926	6.92%	363,542	7,596	4.21%
Residential real estate	568,710	11,848	4.20%	615,035	10,872	3.56%
Agricultural real estate	202,742	6,501	6.47%	202,091	5,306	5.29%
Agricultural	100,795	3,183	6.37%	142,210	3,849	5.46%
Consumer	106,546	3,165	5.99%	101,409	2,316	4.60%
Total loans	3,321,677	101,129	6.14%	3,206,379	73,155	4.60%
Taxable securities	1,076,108	11,760	2.20%	1,248,178	10,975	1.77%
Nontaxable securities	94,538	1,237	2.64%	109,866	1,333	2.45%
Total securities	1,170,646	12,997	2.24%	1,358,044	12,308	1.83%
Federal funds sold and other	152,747	3,253	4.29%	131,148	813	1.25%
Total interest-earning assets	4,645,070	117,379	5.10%	4,695,571	86,276	3.71%
Non-interest-earning assets:
Other real estate owned, net	4,236			9,596
Premises and equipment, net	104,512			103,230
Bank-owned life insurance	123,215			121,108
Goodwill, core deposit and other intangibles, net	63,947			69,576
Other non-interest-earning assets	88,880			88,709
Total assets	$5,029,860			$5,087,790
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,024,317	10,428	2.05%	$1,181,440	1,445	0.25%
Savings and money market	1,312,474	8,529	1.31%	1,326,267	897	0.14%
Demand, savings and money market	2,336,791	18,957	1.64%	2,507,707	2,342	0.19%
Certificates of deposit	894,446	12,068	2.72%	630,189	1,563	0.50%
Total interest-bearing deposits	3,231,237	31,025	1.94%	3,137,896	3,905	0.25%
FHLB term and line of credit advances	95,497	1,971	4.16%	45,299	185	0.82%
Subordinated debt	96,520	3,794	7.93%	96,000	3,252	6.83%
Federal Reserve Bank borrowings	76,580	1,663	4.38%	6	—	0.25%
Other borrowings	48,501	387	1.61%	57,989	79	0.27%
Total interest-bearing liabilities	3,548,335	38,840	2.21%	3,337,190	7,421	0.45%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,010,448			1,228,949
Non-interest-bearing liabilities	48,384			56,722
Stockholders’ equity	422,693			464,929
Total liabilities and stockholders’ equity	$5,029,860			$5,087,790
Net interest income		$78,539			$78,855
Interest rate spread			2.89%			3.26%
Net interest margin(2)			3.41%			3.39%
Total cost of deposits, including non-interest bearing deposits	$4,241,685	$31,025	1.47%	$4,366,845	$3,905	0.18%
Average interest-earning assets to interest-bearing liabilities			130.91%			140.70%
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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the six month periods ended June 30, 2023, and 2022.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2023, and 2022

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$58	$5,217	$5,275
Commercial real estate	3,112	9,903	13,015
Real estate construction	1,712	5,618	7,330
Residential real estate	(862)	1,838	976
Agricultural real estate	17	1,178	1,195
Agricultural	(1,240)	574	(666)
Consumer	121	728	849
Total loans	2,918	25,056	27,974
Taxable securities	(1,646)	2,431	785
Nontaxable securities	(195)	99	(96)
Total securities	(1,841)	2,530	689
Federal funds sold and other	154	2,286	2,440
Total interest-earning assets	1,231	29,872	31,103
Interest-bearing liabilities:
Interest-bearing demand deposits	(217)	9,200	8,983
Savings and money market	(9)	7,641	7,632
Demand, savings and money market	(226)	16,841	16,615
Certificates of deposit	907	9,598	10,505
Total interest-bearing deposits	681	26,439	27,120
FHLB term and line of credit advances	384	1,402	1,786
Subordinated debt	18	524	542
Federal Reserve Bank borrowings	1,661	2	1,663
Other borrowings	(16)	324	308
Total interest-bearing liabilities	2,728	28,691	31,419
Net Interest Income	$(1,497)	$1,181	$(316)

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

Interest income on interest-earning assets increased $31.1 million for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022. Of this increase, $25.1 million is attributable to increases in loans rate/yield. Yield on loans increased by 154 basis points for the six months ended June 30, 2023, as compared to the six months June 30, 2022. The increase in interest income on loans is primarily due to higher yields on commercial and industrial, commercial real estate, real estate construction, residential real estate and agricultural real estate loans, offset by decreases in volume and yield on agricultural loans.

There was an increase in interest expense on Total interest-bearing deposits of $31.4 million due to a general increase in market interest rates. The increase in the cost of interest-bearing deposits from 0.25% for the six months ended March 21, 2022 to 1.94% for the six months ended June 30, 2023, was primarily the result the Federal Reserve raising federal funds target rate in response to inflation concerns, with more interest rate increases expected.

When compared to the six months ended June 30, 2022, net interest margin increased 2 basis points during the six months ended June 30, 2023. Comparing the same periods, net interest spread decreased by 37 basis points to 2.89% from 3.26%. The increase in net interest margin can be attributed to an increase in the rate/yield earned on interest-earning asset, offset by an increase in the cost of interest-bearing liabilities portfolio. While the net interest spread decreased over the comparative period as the re-pricing of our interest-bearing liabilities and the increase in the average balance of interest-bearing liabilities continues to outpaced the re-pricing of our interest-earning asset portfolio coupled with the decrease in the average balance of the interest-earning asset portfolio.

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

Three months ended June 30, 2023, compared with three months ended June 30, 2022: During the three months ended June 30, 2023, there was a provision for credit losses of $298 thousand compared to a provision of $824 thousand during the three months ended June 30, 2022. The provision for the quarter is the result of slight increases in projected losses over our economic forecast period and realized charge-offs; however, overall we continue to experience positive credit trends. The Company continues to estimate the allowance for credit losses with assumptions that anticipate slowing prepayment rates and continued market disruption caused by elevated inflation, supply chain issues and the impact of monetary policy on consumers and businesses. Net charge-offs for the three months ended June 30, 2023, were $857 thousand compared to net charge-offs of $176 thousand for the three months ended June 30, 2022. For the three months ended June 30, 2023, gross charge-offs were $1.1 million, offset by gross recoveries of $211 thousand. In comparison, gross charge-offs were $382 thousand for the three months ended June 30, 2022, offset by gross recoveries of $206 thousand.

Six months ended June 30, 2023, compared with six months ended June 30, 2022: During the six months ended June 30, 2023, there was a reversal for credit losses of $68 thousand compared to a provision of $412 thousand during the six months ended June 30, 2022. The release of provision for the six months ended June 30, 2023, is the result of continued positive credit trends without realization of meaningful losses. Net charge-offs for the six months ended June 30, 2023, were $1.2 million compared to net charge-offs of $539 thousand for the six months ended June 30, 2022. For the six months ended June 30, 2023, gross charge-offs were $1.7 million, offset by gross recoveries of $471 thousand. In comparison, gross charge-offs were $916 thousand for the six months ended June 30, 2022, offset by gross recoveries of $377 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended June 30, 2023, compared with three months ended June 30, 2022: The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2023, and 2022.

Non-Interest Income

For the Three Months Ended June 30,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Service charges and fees	$2,653	$2,617	$36	1.4%
Debit card income	2,653	2,810	(157)	(5.6)%
Mortgage banking	213	428	(215)	(50.2)%
Increase in value of bank-owned life insurance	757	736	21	2.9%
Other
Investment referral income	118	140	(22)	(15.7)%
Trust income	268	264	4	1.5%
Insurance sales commissions	28	48	(20)	(41.7)%
Recovery on zero-basis purchased loans	507	13	494	3800.0%
Income (loss) from equity method investments	(56)	(56)	—	—%
Other non-interest income	1,131	2,129	(998)	(46.9)%
Total other	1,996	2,538	(542)	(21.4)%
Subtotal	8,272	9,129	(857)	(9.4)%
Net gain (loss) on acquisition and branch sales	—	540	(540)	(100.0)%
Net gain (loss) from securities transactions	(1,322)	(32)	(1,290)	4031.3%
Total non-interest income	$6,950	$9,637	$(2,687)	(27.9)%

Three months ended June 30, 2023, compared with three months ended June 30, 2022: Total non-interest income decreased $2.7 million during the three months ended June 30, 2023, as compared to the same period in 2022. The decrease is largely attributable to $1.3 million net loss on the sale of AFS securities, and a $998 decrease in other non-interest income. The decrease in other non-interest income was primarily due to decreases in loan repurchase obligation reversal and net economic derivative loss. The decrease in mortgage banking income is due to decreased activity in held for sale mortgage portfolio primarily due to increases in mortgage interest rates.

Six months ended June 30, 2023, compared with six months ended June 30, 2022: The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2023, and 2022.

Non-Interest Income

For the Six Months Ended June 30,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Service charges and fees	$5,198	$5,139	$59	1.1%
Debit card income	5,207	5,438	(231)	(4.2)%
Mortgage banking	301	990	(689)	(69.6)%
Increase in value of bank-owned life insurance	2,340	1,601	739	46.2%
Other
Investment referral income	207	283	(76)	(26.9)%
Trust income	508	557	(49)	(8.8)%
Insurance sales commissions	141	113	28	24.8%
Recovery on zero-basis purchased loans	513	33	480	1454.5%
Income from equity method investments	(111)	(111)	—	—%
Other non-interest income	2,536	4,068	(1,532)	(37.7)%
Total other	3,794	4,943	(1,149)	(23.2)%
Subtotal	16,840	18,111	(1,271)	(7.0)%
Net gain (loss) on acquisition and branch sales	—	540	(540)	(100.0)%
Net gain (loss) from securities transactions	(1,290)	8	(1,298)	(16225.0)%
Total non-interest income	$15,550	$18,659	$(3,109)	(16.7)%

Six months ended June 30, 2023, compared with six months ended June 30, 2022: Total non-interest income decreased $3.1 million during the six months ended June 30, 2023, as compared to the same period in 2022. The decrease is largely attributable to $1.3 million net loss on the sale of AFS securities and a $1.5 million decrease in other income. The decrease in mortgage banking income is due to decreased activity in held for sale mortgage portfolio. The decrease in other non-interest income was primarily due to decreases in loan repurchase obligation reversal and net economic derivative loss.

Non-Interest Expense

Three months ended June 30, 2023, compared with three months ended June 30, 2022: For the three months ended June 30, 2023, non-interest expense totaled $33.1 million, an increase of $1.7 million, when compared to the three months ended June 30, 2022. Changes in the various components of non-interest expense for the three months ended June 30, 2023 and 2022, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended June 30,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Salaries and employee benefits	$15,237	$15,383	$(146)	(0.9)%
Net occupancy and equipment	2,940	3,007	(67)	(2.2)%
Data processing	4,493	3,642	851	23.4%
Professional fees	1,645	1,111	534	48.1%
Advertising and business development	1,249	972	277	28.5%
Telecommunications	516	442	74	16.7%
FDIC insurance	515	260	255	98.1%
Courier and postage	463	489	(26)	(5.3)%
Free nationwide ATM cost	524	541	(17)	(3.1)%
Amortization of core deposit intangible	918	1,111	(193)	(17.4)%
Loan expense	136	207	(71)	(34.3)%
Other real estate owned	71	14	57	407.1%
Other	4,423	4,169	254	6.1%
Subtotal	33,130	31,348	1,782	5.7%
Merger expenses	—	88	(88)	(100.0)%
Total non-interest expense	$33,130	$31,436	$1,694	5.4%

Salaries and employee benefits: There was a minimal decrease in salaries for the period ended June 30, 2023, as compared to the same period in 2022. The decrease is primarily due to decreases in share-based compensation expense and employee insurance costs. The decrease in share-based compensation is due to the reversal of share-based compensation associated with the departure of senior management team members.

Data processing: There was an increase in data processing costs of $851 thousand for the period ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to increases in data processing fees of $433 thousand, credit card processing fees of $180 thousand, and software license expenses of $117 thousand.

Professional fees: Costs of professional fees increased $534 thousand for the period ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to increases in attorney fees of $480 thousand and consulting fees of $229 thousand.

Advertising and business development: There was an increase in advertising and business development costs of $277 thousand for the period ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to increases in media advertising of $143 thousand and advertising of $78 thousand.

FDIC insurance: FDIC insurance costs increased $255 thousand for the period ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to an increase in FDIC assessment rates.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The increase in the other expense category which includes amortization of solar tax credits in the amount of $1.0 million, was a net $254 thousand increase, or 6.1%, between the quarters ending June 30, 2023, and 2022.

Six months ended June 30, 2023, compared with six months ended June 30, 2022: For the six months ended June 30, 2023, non-interest expense totaled $66.4 million, an increase of $5.5 million, when compared to the six months ended June 30, 2022. Changes in the various components of non-interest expense for the six months ended June 30, 2023 and 2022, are discussed in more detail in the following table.

Non-Interest Expense

For the Six Months Ended June 30,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Salaries and employee benefits	$31,929	$30,451	$1,478	4.9%
Net occupancy and equipment	5,819	6,177	(358)	(5.8)%
Data processing	8,409	7,411	998	13.5%
Professional fees	3,029	2,282	747	32.7%
Advertising and business development	2,408	1,948	460	23.6%
Telecommunications	1,001	912	89	9.8%
FDIC insurance	875	440	435	98.9%
Courier and postage	921	912	9	1.0%
Free nationwide ATM cost	1,049	1,042	7	0.7%
Amortization of core deposit intangibles	1,836	2,161	(325)	(15.0)%
Loan expense	253	392	(139)	(35.5)%
Other real estate owned	190	13	177	1361.5%
Other	8,640	6,343	2,297	36.2%
Sub-Total	66,359	60,484	5,875	9.7%
Loss on debt extinguishment	—	-	—	—%
Merger expenses	—	411	(411)	(100.0)%
Total non-interest expense	$66,359	$60,895	$5,464	9.0%

Salaries and employee benefits: There was a $1.5 million increase in salaries and employee benefits for the six month period ended June 30, 2023, as compared to the same period in 2022. Salaries and employee benefits increased $1.4 million from June 30, 2022 and share-based compensation expense decreased by $131 thousand for the same period.

Data processing: There was an increase in data processing costs of $998 thousand for the six month period ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to increases in data processing fees of $503 thousand, credit card processing fees of $197 thousand, debit card expenses of $172 thousand, and software license expenses of $108 thousand.

Professional fees: Costs of professional fees increased $747 thousand for the six month period ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to increases in attorney fees of $554 thousand and consulting fees of $303 thousand.

Advertising and business development: There was an increase in advertising and business development costs of $460 thousand for the six month period ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to increases in media advertising of $268 thousand and advertising of $164 thousand.

FDIC insurance: FDIC insurance costs increased $435 thousand for the six month period ended June 30, 2023, as compared to the same period in 2022. The increase was primarily due to an increase in FDIC assessment rates.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. In the other expense category, there was a net $2.3 million increase, or 36.2%, between the six months ending June 30, 2023, and 2022. The increase was primarily due to additional amortization of solar tax credits of $1.1 million and $749 thousand increase in the estimated credit loss on unfunded commitments.

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

The efficiency ratio was 69.5% for the three months ended June 30, 2023, compared with 64.4% for the three months ended June 30, 2022. The increase was primarily due to an increase in non-interest expense as well as a decrease in net interest income primarily due to the volume of interest-bearing liabilities and the increase in the cost of interest-bearing liabilities outpacing the increase in yield of interest-bearing assets. The quarterly efficiency ratio is continuing to show improvement from the high at December 31, 2022.

The efficiency ratio was 69.6% for the six months ended June 30, 2023, compared with 62.4% for the six months ended June 30, 2022. The increase was primarily due to an increase in non-interest expense as well as a decrease in net interest income primarily due to the volume of interest-bearing liabilities and the increase in the cost of interest-bearing liabilities outpacing the increase in yield of interest-bearing assets. The annualized efficiency ratio is showing improvement, but until the fixed rate portion of the interest-bearing assets portfolio reprices upward either from maturity or liquidation, the efficiency ratio will continue to higher than 5 year historical average.

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

Three months ended June 30, 2023, compared with three months ended June 30, 2022: The effective income tax rate for the three month period ended June 30, 2023, was 11.5% as compared to 9.9% for the three month period ended June 30, 2022. Income tax expense for the three month period ended June 30, 2023, includes $5 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $775 thousand of benefit related to the recognition of federal tax credits net of related proportional amortization adjustments consistent with ASU 2023-02.

Six months ended June 30, 2023, compared with six months ended June 30, 2022: The effective income tax rate for the six month period ended June 30, 2023, was 14.5% as compared to 14.6% for the six month period ended June 30, 2022. Income tax expense for the six month period ended June 30, 2023, includes $75 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $1.5 million of benefit related to the recognition of federal tax credits net of related proportional amortization adjustments consistent with ASU 2023-02.

Financial Condition

Total assets increased $113.2 million from December 31, 2022, to $5.09 billion at June 30, 2023. This variance was primarily due to increases of $173.7 million in cash and cash equivalents, offset by the decrease in available-for-sale securities of $89.6 million. Total liabilities increased $104.9 million to $4.68 billion at June 30, 2023. The change in total liabilities is mostly due to an increase in Federal Reserve Bank borrowings of $140.0 million, partially offset by a decrease of $38.9 million in Federal Home Loan Bank advances. Total stockholders’ equity increased $8.4 million from $410.1 million at December 31, 2022, to $418.4 million at June 30, 2023, principally due to net income for the six months ended June 30, 2023, and from the decrease in unrealized holding losses, net of tax, in the investment securities portfolio.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	June 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$583,664	17.6%	$594,863	18.0%	$(11,199)	(1.9)%
Real estate loans:
Commercial real estate	1,764,460	53.1%	1,721,268	52.0%	43,192	2.5%
Residential real estate	560,389	16.9%	570,550	17.2%	(10,161)	(1.8)%
Agricultural real estate	202,317	6.1%	199,189	6.0%	3,128	1.6%
Total real estate loans	2,527,166	76.1%	2,491,007	75.2%	36,159	1.5%
Agricultural	104,510	3.1%	120,003	3.6%	(15,493)	(12.9)%
Consumer	107,330	3.2%	105,675	3.2%	1,655	1.6%
Total loans held for investment	$3,322,670	100.0%	$3,311,548	100.0%	$11,122	0.3%
Total loans held for sale	$2,456	100.0%	$349	100.0%	$2,107	603.7%
Total loans held for investment (net of allowances)	$3,278,126	100.0%	$3,265,701	100.0%	$12,425	0.4%

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

At June 30, 2023, gross total loans, including loans held for sale, were 78.6% of deposits and 65.3% of total assets. At December 31, 2022, gross total loans, including loans held for sale, were 78.1% of deposits and 66.5% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2023, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2023
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$184,264	$319,089	$76,940	$3,371	$583,664
Real Estate:
Commercial real estate	304,337	1,105,344	283,960	70,819	1,764,460
Residential real estate	855	9,990	119,123	430,421	560,389
Agricultural real estate	50,301	115,238	29,144	7,634	202,317
Total real estate	355,493	1,230,572	432,227	508,874	2,527,166
Agricultural	70,133	26,803	3,383	4,191	104,510
Consumer	32,008	49,930	23,170	2,222	107,330
Total	$641,898	$1,626,394	$535,720	$518,658	$3,322,670
Loans with a predetermined fixed interest rate	$232,554	$761,119	$141,738	$299,854	$1,435,265
Loans with an adjustable/floating interest rate	409,344	865,275	393,982	218,804	1,887,405
Total	$641,898	$1,626,394	$535,720	$518,658	$3,322,670

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$14,970	$17,601
Accruing loans 90 or more days past due	—	—
OREO acquired through foreclosure, net	671	600
Other repossessed assets	67	47
Total nonperforming assets	$15,708	$18,248
Ratios:
Nonperforming assets to total assets	0.31%	0.37%
Nonperforming assets to total loans plus OREO and repossessed assets	0.47%	0.55%

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

The nonperforming loans at June 30, 2023, consisted of 174 separate credits and 151 separate borrowers. We had 4 non-performing loan relationships, totaling $5.2 million, with an outstanding balance in excess of $1.0 million as of June 30, 2023.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At June 30, 2023, the Company had $28.8 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $37.6 million at December 31, 2022.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
June 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$16,652	$15,194	$8,855	$583	$1,289	$1,971	$44,544
Total loans outstanding (1)	1,764,460	583,664	560,389	202,317	104,510	107,330	3,322,670
Net (charge-offs) recoveries QTD	61	(593)	(10)	3	(108)	(210)	(857)
Net (charge-offs) recoveries YTD	67	(1,024)	1	3	47	(329)	(1,235)
Average loan balance QTD (1)	1,768,751	590,634	565,500	202,584	101,333	106,898	3,335,700
Average loan balance YTD (1)	1,758,803	584,081	567,604	202,742	100,795	106,546	3,320,571
Non-accrual loan balance	2,728	4,572	2,916	1,883	2,511	360	14,970
Loans to total loans outstanding	53.1%	17.6%	16.9%	6.1%	3.1%	3.2%	100.0%
ACL to total loans	0.9%	2.6%	1.6%	0.3%	1.2%	1.8%	1.3%
Net charge-offs to average loans QTD	—%	(0.1)%	—%	—%	(0.1)%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.2)%	—%	—%	—%	(0.3)%	—%
Non-accrual loans to total loans	0.2%	0.8%	0.5%	0.9%	2.4%	0.3%	0.5%
ACL to non-accrual loans	610.4%	332.3%	303.7%	31.0%	51.3%	547.5%	297.6%

June 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$22,665	$13,209	$6,818	$1,007	$2,289	$2,250	$48,238
Total loans outstanding (1)	1,643,068	578,899	578,936	197,938	124,753	99,852	3,223,446
Net (charge-offs) recoveries QTD	(10)	45	(12)	—	(1)	(198)	(176)
Net (charge-offs) recoveries YTD	(232)	39	(14)	7	(1)	(338)	(539)
Average loan balance QTD (1)	1,594,502	588,126	595,575	202,038	134,826	99,680	3,214,747
Average loan balance YTD (1)	1,563,754	581,880	612,886	202,091	142,210	101,409	3,204,230
Non-accrual loan balance	5,104	3,351	2,903	3,478	3,757	267	18,860
Loans to total loans outstanding	51.0%	18.0%	18.0%	6.1%	3.9%	3.1%	100.0%
ACL to total loans	1.4%	2.3%	1.2%	0.5%	1.8%	2.3%	1.5%
Net charge-offs to average loans QTD	—%	—%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	—%	—%	—%	—%	(0.3)%	—%
Non-accrual loans to total loans	0.3%	0.6%	0.5%	1.8%	3.0%	0.3%	0.6%
ACL to non-accrual loans	444.1%	394.2%	234.9%	29.0%	60.9%	842.7%	255.8%
(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at June 30, 2023, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2023.

The allowance for credit losses on loans measured on a collective basis totaled $41.1 million, or 1.2% of the $3.31 billion in loans measured on a collective basis at June 30, 2023, compared to an allowance for credit losses of $40.9 million, or 1.2%, of the $3.29 billion in loans measured on a collective basis at December 31, 2022. The total reserve percentage was 1.3% at June 30, 2023 and 1.4% at December 31, 2022.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At June 30, 2023, securities represented 21.5% of total assets, slightly decreasing from 23.8% at December 31, 2022.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$122,843	$107,372	$123,196	$106,406
U.S. Treasury securities	259,455	234,698	257,690	232,158
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	526,457	466,071	560,776	498,606
Private label residential mortgage-backed securities	179,007	151,976	190,889	163,560
Corporate	56,682	48,948	56,642	52,374
Small Business Administration loan pools	11,448	10,714	12,915	12,181
State and political subdivisions	84,883	74,969	130,311	119,105
Total available-for-sale securities	$1,240,775	$1,094,748	$1,332,419	$1,184,390

Held-To-Maturity Securities

	June 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,101	$1,094	$1,108	$1,108
State and political subdivisions	1,115	1,142	840	865
Total held-to-maturity securities	$2,216	$2,236	$1,948	$1,973

At June 30, 2023, and December 31, 2022, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2023, and December 31, 2022. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	June 30, 2023
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$49,717	0.73%	$55,154	1.51%	$2,501	1.99%	$107,372	1.16%
U.S. Treasury securities	1,403	4.78%	233,295	1.19%	—	—%	—	—%	234,698	1.21%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	93,790	1.45%	151,324	1.87%	220,957	2.61%	466,071	2.14%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	151,976	2.18%	151,976	2.18%
Corporate	—	—%	7,859	7.18%	41,089	4.65%	—	—%	48,948	5.05%
Small Business Administration loan pools	—	—%	—	—%	7,209	4.75%	3,505	1.86%	10,714	3.80%
State and political subdivisions(1)	3,591	2.04%	8,909	2.38%	26,199	2.06%	36,270	2.28%	74,969	2.20%
Total available-for-sale securities	4,994	2.81%	393,570	1.34%	280,975	2.30%	415,209	2.41%	1,094,748	2.00%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,101	4.92%	1,101	4.92%
State and political subdivisions(1)	—	—%	—	—%	—	—%	1,115	4.62%	1,115	4.62%
Total held-to-maturity securities	—	—%	—	—%	—	—%	2,216	4.77%	2,216	4.77%
Total debt securities	$4,994	2.81%	$393,570	1.34%	$280,975	2.30%	$417,425	2.43%	$1,096,964	2.01%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2022
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$49,100	0.74%	$54,094	1.51%	$3,212	1.96%	$106,406	1.17%
U.S. Treasury securities	—	—%	222,552	1.18%	9,606	1.32%	—	—%	232,158	1.19%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	89,698	1.44%	161,354	1.86%	247,554	2.50%	498,606	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	163,560	2.21%	163,560	2.21%
Corporate	—	—%	7,904	6.20%	44,470	4.65%	—	—%	52,374	4.88%
Small Business Administration loan pools	—	—%	—	—%	7,676	3.53%	4,505	1.79%	12,181	2.89%
State and political subdivisions(1)	4,958	2.61%	18,601	2.42%	42,088	2.31%	53,458	2.50%	119,105	2.43%
Total available-for-sale securities	4,958	2.61%	387,855	1.35%	319,288	2.27%	472,289	2.39%	1,184,390	2.02%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,108	4.96%	1,108	4.96%
State and political subdivisions(1)	—	—%	—	—%	—	—%	840	4.57%	840	4.57%
Total held-to-maturity securities	—	—%	—	—%	—	—%	1,948	4.79%	1,948	4.79%
Total debt securities	$4,958	2.61%	$387,855	1.35%	$319,288	2.27%	$474,237	2.40%	$1,186,338	2.02%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At June 30, 2023, and December 31, 2022, 60.3% and 62.1% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.2 years and 5.1 years and a modified duration of 4.4 years and 4.3 years.

Goodwill Impairment Assessment

At June 30, 2023, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired.

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

The following table shows our composition of deposits at June 30, 2023, and December 31, 2022.

Composition of Deposits

	June 30, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$978,968	23.1%	$1,097,899	25.9%
Interest-bearing demand	1,044,957	24.7%	1,061,264	25.0%
Savings and money market	1,352,567	32.0%	1,268,320	29.9%
Time	854,458	20.2%	814,324	19.2%
Total deposits	$4,230,950	100.0%	$4,241,807	100.0%

Total deposits at June 30, 2023, were $4.23 billion, an decrease of $10.9 million, or 0.3%, compared to total deposits of $4.24 billion at December 31, 2022.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022
Interest-bearing demand
Reciprocal	$45,886	$17,717
Total interest-bearing demand	45,886	17,717
Savings and money market
Reciprocal	355,573	282,705
Total savings and money market	355,573	282,705
Time
Reciprocal	27,376	11,764
Non-reciprocal brokered	199,885	251,799
Total time	227,261	263,563
Total reciprocal and brokered deposits	$628,720	$563,985

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of June 30, 2023, and December 31, 2022.

	June 30, 2023	December 31, 2022	Change	%
	(Dollars in thousands)
3 months or less	$54,205	$40,578	$13,627	33.6%
Over 3 through 6 months	30,623	51,365	(20,742)	(40.4)%
Over 6 through 12 months	93,163	19,191	73,972	385.5%
Over 12 months	46,285	34,586	11,699	33.8%
Total Time Deposits	$224,276	$145,720	$78,556	53.9%

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

Liquidity risk involves the risk of being unable to fund assets with the appropriate duration and rate-based liabilities, as well as the risk of not being able to meet unexpected cash needs. Liquidity planning and management are necessary to ensure the ability to fund operations in a cost-effective manner and to meet current and future potential obligations such as loan commitments, lease obligations, and unexpected deposit outflows. In this process, we focus on both assets and liabilities, and the way they combine to provide adequate liquidity to meet our needs. Recent issues in the banking sector that stem from the failures of several banks has caused banks to increase available liquidity sources and more closely monitor deposit runoff. Prior to the quarter ending March 31, 2023, Equity Bank pledged additional investments to the Federal Reserve Bank and borrowed $140 million under the Bank Term Funding Program as a precaution; however, the Company did not experience the same level of deposit runoff which, the Company believes, is due to the difference in the types of deposits being offered, deposit concentration and ALM management practices as compared to the recent failed financial institutions.

During the six months ended June 30, 2023, and 2022, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and the Federal Reserve Bank borrowings.

Our largest sources of funds are deposits, Federal Reserve Bank borrowings and FHLB borrowings and largest uses of funds are loans, securities and debt repayment. Average loans were $3.32 billion for the six months ended June 30, 2023, an increase of 2.76% over the December 31, 2022, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 5.2 years and a modified duration of 4.5 years at June 30, 2023.

Cash and cash equivalents were $278.1 million at June 30, 2023, an increase of $173.7 million from the $104.4 million cash and cash equivalents at December 31, 2022. The increase in cash and cash equivalents is driven by $69.3 million net cash provided by investing activities, $66.0 million net cash provided by financing activities as well as $38.5 million net cash provided by operating activities. The $66.0 million net change in cash provided by financing activities includes net outflows of $138.9 million for paydown of FHLB overnight borrowing offset by $100.0 million increase in FHLB term advances, $17.8 million in outflows for the repurchase of treasury stock and a net increase of $140.0 million in federal reserve bank borrowings . Cash and cash equivalents at January 1, 2023, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities, Federal Reserve Bank borrowings and FHLB borrowings during the first six months of 2023 were used to originate or purchase loans and to purchase investment securities. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgements by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2023, and December 31, 2022, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of June 30, 2023, the most recent notifications from the federal regulatory agencies categorized

Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

			As of the period ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$418,435	$425,123	$410,058	$395,806	$428,115
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	8,760	9,678	10,596	11,598	12,554
Less: mortgage servicing asset, net	126	151	176	201	226
Less: naming rights, net	1,022	1,033	1,044	1,054	1,065
Tangible common equity	$355,426	$361,160	$345,141	$329,852	$361,169
Common shares issued at period end	15,396,739	15,730,257	15,930,112	16,017,834	16,106,818
Diluted common shares outstanding at period end	15,468,319	15,822,536	16,163,253	16,225,591	16,289,635
Book value per common share	$27.18	$27.03	$25.74	$24.71	$26.58
Tangible book value per common share	$23.08	$22.96	$21.67	$20.59	$22.42
Tangible book value per diluted common share	$22.98	$22.83	$21.35	$20.33	$22.17

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

	As of the period ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in thousands)
Total stockholders’ equity	$418,435	$425,123	$410,058	$395,806	$428,115
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	8,760	9,678	10,596	11,598	12,554
Less: mortgage servicing asset, net	126	151	176	201	226
Less: naming rights, net	1,022	1,033	1,044	1,054	1,065
Tangible common equity	$355,426	$361,160	$345,141	$329,852	$361,169
Total assets	$5,094,883	$5,156,716	$4,981,651	$5,000,415	$5,002,156
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	8,760	9,678	10,596	11,598	12,554
Less: mortgage servicing asset, net	126	151	176	201	226
Less: naming rights, net	1,022	1,033	1,044	1,054	1,065
Tangible assets	$5,031,874	$5,092,753	$4,916,734	$4,934,461	$4,935,210
Equity to assets	8.21%	8.24%	8.23%	7.92%	8.56%
Tangible common equity to tangible assets	7.06%	7.09%	7.02%	6.68%	7.32%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in thousands)
Total average stockholders’ equity	$424,862	$420,500	$398,270	$436,191	$437,483
Less: average intangible assets	63,453	64,447	65,450	66,445	68,978
Average tangible common equity	$361,409	$356,053	$332,820	$369,746	$368,505
Net income (loss) allocable to common stockholders	$11,456	$12,323	$11,608	$15,171	$15,259
Amortization of intangible assets	954	954	961	992	1,148
Less: tax effect	200	200	202	208	241
Adjusted net income allocable to common stockholders	$12,210	$13,077	$12,367	$15,955	$16,166
Return on total average stockholders’ equity (ROAE) annualized	10.82%	11.89%	11.57%	13.80%	13.99%
Return on average tangible common equity (ROATCE) annualized	13.55%	14.89%	14.74%	17.12%	17.60%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
	(Dollars in thousands)
Non-interest expense	$33,130	$33,229	$35,249	$32,236	$31,436
Less: merger expense	—	—	68	115	88
Non-interest expense, excluding loss on debt extinguishment and merger expense	$33,130	$33,229	$35,181	$32,121	$31,348
Net interest income	$39,429	$39,110	$42,031	$41,944	$39,566
Non-interest income	$6,950	$8,600	$8,329	$8,969	$9,637
Less: net gain on acquisition and branch sales	—	—	422	—	540
Less: net gain (loss) from securities transactions	(1,322)	32	14	(17)	(32)
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$8,272	$8,568	$7,893	$8,986	$9,129
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$47,701	$47,678	$49,924	$50,930	$48,695
Non-interest expense to net interest income plus non-interest income	71.43%	69.65%	69.99%	63.32%	63.89%
Efficiency Ratio	69.45%	69.69%	70.47%	63.07%	64.38%

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

The change in the impact of net interest income from the base case for June 30, 2023, and December 31, 2022, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The increase in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans receivable that will reprice to higher interest rates, non-term deposits that will adjust to higher rates but at a slower pace, the use of derivatives to hedge borrowing costs, and elevated levels of cash on the balance sheet compared to the previous quarter. These factors result in the positive impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable and the level of term deposit repricing; and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments. Term deposits repricing will only decrease the average cost paid by some amount due to the assumed repricing occurring at maturity. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for June 30, 2023 and December 31, 2022 is due to being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario; however, due to the current level of convexity in our fixed rate pre-payable assets becoming less negative and positive, in some cases, on a portion of or portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At June 30, 2023, non-interest-bearing deposits were approximately $118.9 million, or 10.83%, lower than that deposit type at December 31, 2022. Substantially all investments and approximately 42.5% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2023	December 31, 2022
+300 basis points	8.2%	5.0%
+200 basis points	5.4%	3.3%
+100 basis points	2.7%	1.6%
0 basis points	—	—
-100 basis points	(2.0)%	(2.3)%
-200 basis points	(4.0)%	(6.0)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2023	December 31, 2022
+300 basis points	(9.7)%	(10.7)%
+200 basis points	(5.9)%	(6.6)%
+100 basis points	(3.1)%	(3.3)%
0 basis points	—	—
-100 basis points	1.1%	0.7%
-200 basis points	0.8%	(0.5)%

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

The Company and Equity Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. Equity Bank's level of uninsured deposits as a percentage of non-brokered deposits was 25.5% at June 30, 2023 and 25.3% at December 31, 2022.

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

In September of 2022, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock, from time to time, beginning October 1, 2022, and concluding on September 30, 2023. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2022, the Company repurchased a total of 163,727 shares of the Company’s outstanding common stock at an average price paid of $33.33 per share. During the six months ended June 30, 2023, the Company repurchased a total of 669,166 shares of the Company's outstanding common stock at an average price paid of $26.55 per share. At June 30, 2023, there are 167,107 shares remaining available for repurchase under the program.

The following table presents shares that have been repurchased under the program during the second quarter of 2023.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2023 through April 30, 2023	249,296	$24.11	249,296	266,927
May 1, 2023 through May 31, 2023	99,820	$21.68	99,820	167,107
June 1, 2023 through June 30, 2023	—	$—	—	167,107
Total	349,116	$23.42	349,116	167,107

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

Equity Bancshares, Inc.

August 9, 2023	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 9, 2023	By:	/s/ Eric R. Newell
Date		Eric R. Newell
Executive Vice President and Chief Financial Officer