Form 10-Q
period 2023-09-30
EQUITY BANCSHARES INC
filed 2023-11-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 31, 2023, the registrant had 15,413,064 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2023, and December 31, 2022

(Dollar amounts in thousands)

See accompanying condensed notes to interim consolidated financial statements.

	(Unaudited) September 30,	December 31,
	2023	2022
ASSETS
Cash and due from banks	$183,404	$104,013
Federal funds sold	15,613	415
Cash and cash equivalents	199,017	104,428
Available-for-sale securities	1,057,009	1,184,390
Held-to-maturity securities, fair value of $2,124 and $1,973	2,212	1,948
Loans held for sale	627	349
Loans, net of allowance for credit losses of $44,186 and $45,847	3,237,932	3,265,701
Other real estate owned, net	3,369	4,409
Premises and equipment, net	110,271	101,492
Bank-owned life insurance	124,245	123,176
Federal Reserve Bank and Federal Home Loan Bank stock	20,780	21,695
Interest receivable	23,621	20,630
Goodwill	53,101	53,101
Core deposit intangibles, net	7,961	10,596
Other	105,122	89,736
Total assets	$4,945,267	$4,981,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$936,217	$1,097,899
Total non-interest-bearing deposits	936,217	1,097,899
Demand, savings and money market	2,397,003	2,329,584
Time	748,950	814,324
Total interest-bearing deposits	3,145,953	3,143,908
Total deposits	4,082,170	4,241,807
Federal funds purchased and retail repurchase agreements	39,701	46,478
Federal Home Loan Bank advances	100,000	138,864
Federal Reserve Bank borrowings	140,000	—
Subordinated debt	96,787	96,392
Contractual obligations	29,019	15,218
Interest payable and other liabilities	39,460	32,834
Total liabilities	4,527,137	4,571,593
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	207	205
Additional paid-in capital	488,137	484,989
Retained earnings	171,188	140,095
Accumulated other comprehensive income (loss)	(122,047)	(113,511)
Treasury stock	(119,355)	(101,720)
Total stockholders’ equity	418,130	410,058
Total liabilities and stockholders’ equity	$4,945,267	$4,981,651

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months ended September 30, 2023, and 2022

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2023	2022	2023	2022
Interest and dividend income
Loans, including fees	$55,152	$41,555	$156,281	$114,710
Securities, taxable	5,696	5,792	17,456	16,767
Securities, nontaxable	369	687	1,606	2,020
Federal funds sold and other	3,822	514	7,075	1,327
Total interest and dividend income	65,039	48,548	182,418	134,824
Interest expense
Deposits	19,374	4,403	50,399	8,308
Federal funds purchased and retail repurchase agreements	246	71	633	150
Federal Home Loan Bank advances	968	409	2,939	594
Federal Reserve Bank borrowings	1,546	—	3,209	—
Subordinated debt	1,893	1,721	5,687	4,973
Total interest expense	24,027	6,604	62,867	14,025
Net interest income	41,012	41,944	119,551	120,799
Provision (reversal) for credit losses	1,230	(136)	1,162	276
Net interest income after provision (reversal) for credit losses	39,782	42,080	118,389	120,523
Non-interest income
Service charges and fees	2,690	2,788	7,888	7,927
Debit card income	2,591	2,682	7,798	8,120
Mortgage banking	226	310	527	1,300
Increase in value of bank-owned life insurance	794	754	3,134	2,355
Net gain on acquisition and branch sales	—	—	—	540
Net gain (loss) from securities transactions	(1)	(17)	(1,291)	(9)
Other	2,435	2,452	6,229	7,395
Total non-interest income	8,735	8,969	24,285	27,628
Non-interest expense
Salaries and employee benefits	15,857	15,442	47,786	45,893
Net occupancy and equipment	3,262	3,127	9,081	9,304
Data processing	4,553	4,138	12,962	11,549
Professional fees	1,312	1,265	4,341	3,547
Advertising and business development	1,419	1,191	3,827	3,139
Telecommunications	502	487	1,503	1,399
FDIC insurance	660	340	1,535	780
Courier and postage	548	436	1,469	1,348
Free nationwide ATM cost	516	551	1,565	1,593
Amortization of core deposit intangibles	799	957	2,635	3,118
Loan expense	132	174	385	566
Other real estate owned	128	188	318	201
Merger expenses	—	115	—	526
Other	4,556	3,825	13,196	10,168
Total non-interest expense	34,244	32,236	100,603	93,131
Income (loss) before income tax	14,273	18,813	42,071	55,020
Provision (benefit) for income taxes	1,932	3,642	5,951	8,940
Net income (loss) and net income (loss) allocable to common stockholders	$12,341	$15,171	$36,120	$46,080
Basic earnings (loss) per share	$0.80	$0.94	$2.32	$2.83
Diluted earnings (loss) per share	$0.80	$0.93	$2.30	$2.79

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months ended September 30, 2023, and 2022

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$12,341	$15,171	$36,120	$46,080
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(17,654)	(55,639)	(16,982)	(160,342)
Reclassification for net (gains) losses included in net income	—	—	1,330	(77)
Unrealized holding gains (losses) arising during the period on cash flow hedges	1,994	(2,149)	4,908	(2,616)
Total other comprehensive income (loss)	(15,660)	(57,788)	(10,744)	(163,035)
Tax effect	3,838	14,296	2,208	40,341
Other comprehensive income (loss), net of tax	(11,822)	(43,492)	(8,536)	(122,694)
Comprehensive income (loss)	$519	$(28,321)	$27,584	$(76,614)

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2023, and 2022

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at July 1, 2022	16,106,818	$204	$480,897	$116,576	$(77,426)	$(92,136)	$428,115
Net income	—	—	—	15,171	—	—	15,171
Other comprehensive income (loss), net of tax effects	—	—	—	—	(43,492)	—	(43,492)
Cash dividends - common stock, $0.10 per share	—	—	—	(1,600)	—	—	(1,600)
Dividend equivalents - restricted stock units, $0.10 per share	—	—	—	(33)	—	—	(33)
Stock-based compensation	—	—	888	—	—	—	888
Common stock issued upon exercise of stock options	21,500	—	482	—	—	—	482
Common stock issued under stock-based incentive plan	1,861	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	14,555	—	401	—	—	—	401
Treasury stock purchase	(126,900)	—	—	—	—	(4,126)	(4,126)
Balance at September 30, 2022	16,017,834	$204	$482,668	$130,114	$(120,918)	$(96,262)	$395,806

Balance at July 1, 2023	15,412,139	$207	$487,225	$160,715	$(110,225)	$(119,487)	$418,435
Net income	—	—	—	12,341	—	—	12,341
Other comprehensive income (loss), net of tax effects	—	—	—	—	(11,822)	—	(11,822)
Cash dividends - common stock, $0.12 per share	—	—	—	(1,851)	—	—	(1,851)
Dividend equivalents- restricted stock units and restricted stock awards, $0.12 per share	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	571	—	—	—	571
Common stock issued upon exercise of stock options	657	—	15	—	—	—	15
Common stock issued under stock-based incentive plan	1,120	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	14,548	—	326				326
Treasury stock purchases	—	—	—	—	—	132	132
Balance at September 30, 2023	15,428,464	$207	$488,137	$171,188	$(122,047)	$(119,355)	$418,130

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2023, and 2022

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2022	16,760,115	$203	$478,862	$88,324	$1,776	$(68,534)	$500,631
Net income	—	—	—	46,080	—	—	46,080
Other comprehensive income (loss), net of tax effects	—	—	—	—	(122,694)	—	(122,694)
Cash dividends - common stock, $0.26 per share	—	—	—	(4,208)	—	—	(4,208)
Dividend equivalents- restricted stock units, $0.26 per share	—	—	—	(82)	—	—	(82)
Stock-based compensation	624	—	2,436	—	—	—	2,436
Common stock issued upon exercise of stock options	28,656		579	—	—	—	579
Common stock issued under stock-based incentive plan	66,737	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	28,829		792	—	—	—	792
Repayment on employee stock loans	—		—	—	—		—
Treasury stock purchases	(867,127)	—	—	—	—	(27,728)	(27,728)
Balance at September 30, 2022	16,017,834	$204	$482,668	$130,114	$(120,918)	$(96,262)	$395,806

Balance at January 1, 2023	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$410,058
Net income	—	—	—	36,120	—	—	36,120
Other comprehensive income (loss), net of tax effects	—	—	—	—	(8,536)	—	(8,536)
Cash dividends - common stock, $0.32 per share	—	—	—	(4,965)	—	—	(4,965)
Dividend equivalents- restricted stock units and restricted stock awards, $0.32 per share	—	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	2,351	—	—	—	2,351
Common stock issued upon exercise of stock options	657	—	15	—	—	—	15
Common stock issued under stock-based incentive plan	134,805	2	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	32,056	—	784	—	—	—	784
Treasury stock purchases	(669,166)	—	—	—	—	(17,635)	(17,635)
Balance at September 30, 2023	15,428,464	$207	$488,137	$171,188	$(122,047)	$(119,355)	$418,130

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2023, and 2022
(Dollar amounts in thousands)
	(Unaudited) September 30,
	2023	2022
Cash flows from operating activities
Net income	$36,120	$46,080
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,351	2,436
Depreciation	3,338	3,391
Amortization of operating lease right-of-use asset	472	533
Amortization of cloud computing implementation costs	141	141
Provision (reversal) for credit losses	1,162	276
Net amortization (accretion) of purchase valuation adjustments	(649)	(3,437)
Amortization (accretion) of premiums and discounts on securities	3,384	5,059
Amortization of intangible assets	2,743	3,225
Deferred income taxes	953	484
Federal Home Loan Bank stock dividends	(446)	(181)
Loss (gain) on sales and valuation adjustments on other real estate owned	44	(202)
Net loss (gain) on sales and settlements of securities	1,330	(78)
Change in unrealized (gains) losses on equity securities	(39)	87
Loss (gain) on disposal of premises and equipment	(16)	(83)
Loss (gain) on sales of foreclosed assets	14	(355)
Loss (gain) on sales of loans	(385)	(994)
Originations of loans held for sale	(20,279)	(42,443)
Proceeds from the sale of loans held for sale	20,387	45,925
Increase in the value of bank-owned life insurance	(3,134)	(2,355)
Change in fair value of derivatives recognized in earnings	334	(1,684)
Gain on acquisition and branch sales	—	(540)
Payments on operating lease payable	(588)	(622)
Net change in:
Interest receivable	(2,991)	(840)
Other assets	13,727	21,614
Interest payable and other liabilities	5,582	(17,741)
Net cash provided by operating activities	63,555	57,696
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(2,249)	(178,313)
Purchases of held-to-maturity securities	(275)	—
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	109,261	141,392
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	13	—
Net change in loans	28,380	(126,122)
Purchase of mortgage loans	—	(794)
Purchase of USDA guaranteed loans	(1,235)	(2,293)
Capitalized construction cost of other real estate owned	(561)	—
Purchase of premises and equipment	(12,141)	(1,199)
Proceeds from sale of premises and equipment	40	139
Proceeds from sale of foreclosed assets	141	29,678
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	1,361	(6,736)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(6,033)	(3,673)
Proceeds from sale of other real estate owned	1,833	3,518
Proceeds from bank-owned life insurance death benefits	2,071	723
Net cash paid from branch sale to United Bank and Trust	—	(22,940)
Net cash (used in) provided by investing activities	120,606	(166,620)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(159,734)	(140,607)
Net change in federal funds purchased and retail repurchase agreements	(6,777)	(8,563)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	(138,864)	186,001

Proceeds from Federal Home Loan Bank term advances	1,066,091	403,501
Principal repayments on Federal Home Loan Bank term advances	(966,091)	(403,501)
Proceeds from Federal Reserve Bank borrowings	141,000	1,000
Principal payments on Federal Reserve Bank borrowings	(1,000)	(1,000)
Proceeds from the exercise of employee stock options	15	579
Proceeds from employee stock purchase plan	784	792
Purchase of treasury stock	(17,635)	(27,728)
Net change in contractual obligations	(2,599)	(2,130)
Dividends paid on common stock	(4,762)	(3,961)
Net cash (used in) provided by financing activities	(89,572)	4,383
Net change in cash and cash equivalents	94,589	(104,541)
Cash and cash equivalents, beginning of period	104,428	259,954
Ending cash and cash equivalents	$199,017	$155,413
Supplemental cash flow information:
Interest paid	$52,730	$14,471
Income taxes paid, net of refunds	3,406	666
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	476	2,224
Other repossessed assets acquired in settlement of loans	176	771
Other real estate owned recorded as a result of transferring non-operational branch right-of-use-asset	—	2,210
Purchase of investments in tax credit structures and resulting contractual obligations	16,400	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly-owned subsidiaries, Equity Bank (“Equity Bank”), EBAC, LLC (“EBAC”) and Equity Risk Management, Inc. ("ERMI"). ERMI provides property and casualty insurance coverage to Equity Bancshares and Equity Bank and reinsurance to other third party insurance captives for which insurance may not be currently available or economically feasible in today's insurance marketplace. The wholly-owned subsidiaries of Equity Bank are comprised of SA Holdings, Inc. ("SA Holdings"), SA Property LLC ("SA Property"), and EQBK Investments, LLC. ("EQBK Investments"). SA Holdings and SA Property were established for the purpose of holding and selling other real estate owned. EQBK Investments was established for the purpose to hold Equity Bank's investment in a real estate investment trust. These entities are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2022, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 9, 2023. Operating results for the nine months ended September 30, 2023, are not necessarily indicative of the results that may be expected for the year ending December 31, 2023, or any other period.

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

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in ASU 2023-02 permit all reporting entities that hold tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or investments in Low Income Housing Tax Credit ("LIHTC") structure through a limited liability entity that is not accounted for using the proportional amortization method and was previously applying LIHTC specific guidance which has been removed by ASU 2023-02. The election to apply the proportional amortization election is a program-by-program election rather than at a reporting entity or individual investment level. The amendments require specific disclosures that must be provided for all investments that generate income tax credits and other income tax benefits from a tax program for which the entity elected to apply the proportional amortization method which must be provided in both annual and interim financial statements. This guidance will be effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years and early adoption is permitted in any interim period and shall be adopted as of the beginning of the fiscal year that includes that interim period. The amendments in this update must be applied using a modified retrospective method or a retrospective method through a cumulative-effect adjustment to the opening balance of retained earnings for the period adoption for the modified retrospective method or the earliest period presented for the retrospective method. The Company is adopting this guidance for investments in solar tax credit structures entered into during 2023, as the Company's investments in solar tax credit structures prior to 2023 do not qualify for the proportional amortization method under this guidance. The Company's financial condition, results of operations and cash flows were not significantly impacted by this guidance for investments in tax credit structures outstanding at December 31, 2022; however, the Company's disclosures related to income tax expense and investments in tax credit structures have been expanded by this guidance.

NOTE 2 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$122,665	$—	$(17,079)	$—	$105,586
U.S. Treasury securities	259,253	—	(25,341)	—	233,912
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	512,980	—	(70,559)	—	442,421
Private label residential mortgage-backed securities	173,876	—	(29,041)	—	144,835
Corporate	56,702	—	(7,001)	—	49,701
Small Business Administration loan pools	10,953	—	(805)	—	10,148
State and political subdivisions	84,261	—	(13,855)	—	70,406
	$1,220,690	$—	$(163,681)	$—	$1,057,009

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$123,196	$—	$(16,790)	$—	$106,406
U.S. Treasury securities	257,690	—	(25,532)	—	232,158
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,776	—	(62,170)	—	498,606
Private label residential mortgage-backed securities	190,889	17	(27,346)	—	163,560
Corporate	56,642	—	(4,268)	—	52,374
Small Business Administration loan pools	12,915	—	(734)	—	12,181
State and political subdivisions	130,311	55	(11,261)	—	119,105
	$1,332,419	$72	$(148,101)	$—	$1,184,390

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2023
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,097	$—	$(54)	$—	$1,043
State and political subdivisions	1,115	—	(34)	—	1,081
	$2,212	$—	$(88)	$—	$2,124

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2022
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,108	$—	$—	$—	$1,108
State and political subdivisions	840	25	—	—	865
	$1,948	$25	$—	$—	$1,973

The fair value and amortized cost of debt securities at September 30, 2023, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$24,412	$23,413	$—	$—
One to five years	329,915	297,279	—	—
Five to ten years	135,136	114,431	—	—
After ten years	44,371	34,630	1,115	1,081
Mortgage-backed securities	686,856	587,256	1,097	1,043
Total debt securities	$1,220,690	$1,057,009	$2,212	$2,124

The following table shows the carrying value of securities pledged as collateral to secure public deposits, borrowings from the Federal Reserve Bank and retail repurchase obligations at September 30, 2023, and December 31, 2022.

	September 30, 2023	December 31, 2022
Public fund deposits	$777,425	$820,751
Federal Reserve Bank borrowings	147,642	33,235
Retail repurchase agreements	44,873	55,289
Total securities pledged	$969,940	$909,275

The following tables show gross unrealized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position at September 30, 2023, and December 31, 2022.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$105,586	$(17,079)	$105,586	$(17,079)
U.S. Treasury securities	1,019	—	232,893	(25,341)	233,912	(25,341)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	152	(6)	442,269	(70,553)	442,421	(70,559)
Private label residential mortgage-backed securities	—	—	144,835	(29,041)	144,835	(29,041)
Corporate	—	—	49,701	(7,001)	49,701	(7,001)
Small Business Administration loan pools	5,706	(2)	4,442	(803)	10,148	(805)
State and political subdivisions	11,890	(929)	58,214	(12,926)	70,104	(13,855)
Total temporarily impaired securities	$18,767	$(937)	$1,037,940	$(162,744)	$1,056,707	$(163,681)
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$3,936	$(913)	$102,470	$(15,877)	$106,406	$(16,790)
U.S. Treasury securities	92,896	(6,866)	139,262	(18,666)	232,158	(25,532)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	203,416	(15,511)	295,190	(46,659)	498,606	(62,170)
Private label residential mortgage-backed securities	43,610	(7,227)	116,410	(20,119)	160,020	(27,346)
Corporate	48,199	(3,443)	4,175	(825)	52,374	(4,268)
Small Business Administration loan pools	7,676	(60)	4,505	(674)	12,181	(734)
State and political subdivisions	88,713	(5,463)	19,671	(5,798)	108,384	(11,261)
Total temporarily impaired securities	$488,446	$(39,483)	$681,683	$(108,618)	$1,170,129	$(148,101)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$1,043	$(54)	$—	$—	$1,043	$(54)
State and political subdivisions	1,081	(34)	—	—	1,081	(34)
Total temporarily impaired securities	$2,124	$(88)	$—	$—	$2,124	$(88)
December 31, 2022
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

The tables above present unrealized losses on available-for-sale and held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of September 30, 2023, the Company held 498 available-for-sale and four held-to-maturity securities in an unrealized loss position.

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

The Company's available-for-sale and held-to-maturity investments that carry some form of credit risk are the investments in private label residential mortgage-backed securities, corporate securities and state and political subdivisions securities.

All private label residential mortgage-backed securities held by the Company are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At September 30, 2023, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 14 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At September 30, 2023, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 132 positions of which 88% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 73% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At September 30, 2023, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Proceeds	$—	$—	$49,258	$3,265
Gross gain	—	—	—	115
Gross losses	—	—	1,330	36
Income tax expense on net realized gains	—	—	(325)	20

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at September 30, 2023, and December 31, 2022.

	September 30, 2023	December 31, 2022
Investments in stocks
Accounted for at fair value through net income	$609	$570
Accounted for at amortized cost assessed for impairment	1,397	1,398
Total investments in stocks	2,006	1,968
Investments in partnerships
Accounted for under the equity method	2,213	1,816
Accounted for under the hypothetical liquidation book value	3,346	980
Accounted for under proportional amortization	27,228	19,794
Total investments in partnerships	32,787	22,590
Total other investments	$34,793	$24,558

The following table discloses the financial statement impact of tax credit investments for the three month period ended September 30, 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
September 30, 2023
Investments and tax credit structures:
Included in proportional amortization	$(2,950)	$(274)	$(3,224)	$2,805
Not included in proportional amortization	$(945)	$(186)	$(1,131)	$—

(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

The following table discloses the financial statement impact of tax credit investments for the nine month period ended September 30, 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
September 30, 2023
Investments and tax credit structures:
Included in proportional amortization	$(8,901)	$(1,247)	$(10,148)	$8,966
Not included in proportional amortization	$(2,617)	$(641)	$(3,258)	$—

(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

Contingent contributions for investment tax credit structures not subject to proportional amortization were zero for the nine month period ended September 30, 2023.

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

The following table lists categories of loans at September 30, 2023, and December 31, 2022.

	September 30, 2023	December 31, 2022
Commercial real estate	$1,721,761	$1,721,268
Commercial and industrial	585,129	594,863
Residential real estate	558,188	570,550
Agricultural real estate	205,865	199,189
Agricultural	103,352	120,003
Consumer	107,823	105,675
Total loans	3,282,118	3,311,548
Allowance for credit losses	(44,186)	(45,847)
Net loans	$3,237,932	$3,265,701

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the three and nine months ended September 30, 2023, the Company did not purchase any pools of residential loans. During the three and nine months ended September 30, 2022, the Company purchased residential loan pools of $794. As of September 30, 2023, and December 31, 2022, residential real estate loans include $307,724 and $327,309 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three and nine months ended September 30, 2023, the Company purchased $0 and $1,235 in loans guaranteed by governmental agencies. During the three and nine months ended September 30, 2022, the Company purchased $0 and $2,293 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $2,574 with related loans of $218,115 at September 30, 2023, and $3,632 with related loans of $286,538 at December 31, 2022.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $661 at September 30, 2023, and $475 at December 31, 2022.

The following tables present the activity in the allowance for credit losses by class for the three month periods ended September 30, 2023, and 2022.

September 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,652	$15,194	$8,855	$583	$1,289	$1,971	$44,544
Provision for credit losses	(2,954)	5,163	(1,521)	620	35	(113)	1,230
Loans charged-off	(8)	(1,399)	—	(4)	—	(242)	(1,653)
Recoveries	6	2	2	1	—	54	65
Total ending allowance balance	$13,696	$18,960	$7,336	$1,200	$1,324	$1,670	$44,186

September 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,665	$13,209	$6,818	$1,007	$2,289	$2,250	$48,238
Provision for credit losses	(1,712)	911	486	40	(202)	341	(136)
Loans charged-off	(612)	(706)	(51)	—	(44)	(266)	(1,679)
Recoveries	7	1	7	1	—	60	76
Total ending allowance balance	$20,348	$13,415	$7,260	$1,048	$2,043	$2,385	$46,499

The following tables present the activity in the allowance for credit losses by class for the nine month periods ended September 30, 2023, and 2022.

September 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Provision for credit losses	(3,100)	6,430	(1,275)	381	(1,180)	(94)	$1,162
Loans charged-off	(18)	(2,474)	(57)	(4)	(108)	(698)	(3,359)
Recoveries	83	53	60	4	155	181	536
Total ending allowance balance	$13,696	$18,960	$7,336	$1,200	$1,324	$1,670	$44,186

September 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Provision for credit losses	(1,293)	1,833	1,758	(1,195)	(1,668)	841	276
Loans charged-off	(906)	(785)	(99)	—	(45)	(760)	(2,595)
Recoveries	69	119	41	8	—	216	453
Total ending allowance balance	$20,348	$13,415	$7,260	$1,048	$2,043	$2,385	$46,499

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on method to determine allowance for credit loss as of September 30, 2023, and December 31, 2022.

September 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$441	$1,446	$780	$683	$912	$163	$4,425
Collectively evaluated for credit losses	13,255	17,514	6,556	517	412	1,507	39,761
Total	$13,696	$18,960	$7,336	$1,200	$1,324	$1,670	$44,186
Loan Balance:
Individually evaluated for credit losses	$3,476	$6,182	$3,237	$4,667	$3,691	$693	$21,946
Collectively evaluated for credit losses	1,718,285	578,947	554,951	201,198	99,661	107,130	3,260,172
Total	$1,721,761	$585,129	$558,188	$205,865	$103,352	$107,823	$3,282,118

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$285	$1,433	$795	$221	$2,125	$87	$4,946
Collectively evaluated for credit losses	16,446	13,518	7,813	598	332	2,194	40,901
Total	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Loan Balance:
Individually evaluated for credit losses	$2,867	$6,653	$3,344	$2,606	$4,576	$379	$20,425
Collectively evaluated for credit losses	1,718,401	588,210	567,206	196,583	115,427	105,296	3,291,123
Total	$1,721,268	$594,863	$570,550	$199,189	$120,003	$105,675	$3,311,548

The following tables present information related to nonaccrual loans at September 30, 2023, and December 31, 2022.

	September 30, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$2,309	$1,674	$—
Commercial and industrial	5,097	1,256	—
Residential real estate	23	—	—
Agricultural real estate	1,421	1,031	—
Agricultural	2,303	—	—
Consumer	27	1	—
Subtotal	11,180	3,962	—
With an allowance recorded:
Commercial real estate	1,640	1,413	334
Commercial and industrial	5,635	4,363	1,124
Residential real estate	3,432	3,124	777
Agricultural real estate	4,820	3,333	673
Agricultural	3,056	2,585	788
Consumer	733	655	159
Subtotal	19,316	15,473	3,855
Total	$30,496	$19,435	$3,855

	December 31, 2022
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$2,443	$1,866	$—
Commercial and industrial	21	—	—
Residential real estate	54	25	—
Agricultural real estate	1,518	583	—
Consumer	6	—	—
Subtotal	4,042	2,474	—
With an allowance recorded:
Commercial real estate	1,011	823	206
Commercial and industrial	10,758	5,838	1,091
Residential real estate	3,488	3,181	786
Agricultural real estate	1,956	1,469	216
Agricultural	6,272	3,468	1,860
Consumer	412	348	85
Subtotal	23,897	15,127	4,244
Total	$27,939	$17,601	$4,244

The tables below present average recorded investment and interest income related to nonaccrual loans for the three and nine months ended September 30, 2023, and 2022. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	September 30, 2023		September 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,749	$—	$2,646	$—
Commercial and industrial	628	—	1,979	157
Residential real estate	—	—	—	—
Agricultural real estate	1,301	—	1,449	—
Agricultural	—	—	5	—
Consumer	1	—	5	1
Subtotal	3,679	—	6,084	158
With an allowance recorded:
Commercial real estate	1,158	14	2,577	20
Commercial and industrial	4,467	19	3,464	97
Residential real estate	3,020	8	3,086	18
Agricultural real estate	1,822	—	1,924	2
Agricultural	2,548	2	3,594	—
Consumer	507	11	266	2
Subtotal	13,522	54	14,911	139
Total	$17,201	$54	$20,995	$297

	As of and for the nine months ended
	September 30, 2023		September 30, 2022
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$1,802	$—	$1,528	$—
Commercial and industrial	314	1	1,480	157
Residential real estate	6	1	384	1
Agricultural real estate	937	—	1,554	—
Agricultural	—	—	2	—
Consumer	—	—	15	1
Subtotal	3,059	2	4,963	159
With an allowance recorded:
Commercial real estate	1,000	14	3,702	20
Commercial and industrial	5,064	21	3,808	97
Residential real estate	3,077	12	3,559	19
Agricultural real estate	1,621	1	2,251	5
Agricultural	2,872	2	4,437	—
Consumer	445	11	291	2
Subtotal	14,079	61	18,048	143
Total	$17,138	$63	$23,011	$302

The following tables present the aging of the recorded investment in past due loans as of September 30, 2023, and December 31, 2022, by portfolio and class of loans.

September 30, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,596	$2,298	$483	$3,087	$1,713,297	$1,721,761
Commercial and industrial	912	405	312	5,619	577,881	585,129
Residential real estate	1,050	4,551	39	3,124	549,424	558,188
Agricultural real estate	979	—	—	4,364	200,522	205,865
Agricultural	169	—	—	2,585	100,598	103,352
Consumer	423	88	—	656	106,656	107,823
Total	$6,129	$7,342	$834	$19,435	$3,248,378	$3,282,118

December 31, 2022	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,526	$69	$—	$2,689	$1,716,984	$1,721,268
Commercial and industrial	232	195	—	5,838	588,598	594,863
Residential real estate	1,133	1,993	—	3,206	564,218	570,550
Agricultural real estate	569	—	—	2,052	196,568	199,189
Agricultural	212	—	—	3,468	116,323	120,003
Consumer	246	55	—	348	105,026	105,675
Total	$3,918	$2,312	$—	$17,601	$3,287,717	$3,311,548

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

Based on the most recent analysis performed, the risk category of loans, by type and year of origination, at September 30, 2023, is as follows.

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$175,524	$382,092	$243,586	$168,924	$68,734	$205,595	$465,774	$870	$1,711,099
Special mention	—	2,037	120	—	—	398	257	—	2,812
Substandard	—	429	3,086	237	1,500	2,519	79	—	7,850
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$175,524	$384,558	$246,792	$169,161	$70,234	$208,512	$466,110	$870	$1,721,761
Commercial and industrial
Risk rating
Pass	$111,420	$122,245	$57,766	$53,275	$31,559	$8,335	$185,545	$1,859	$572,004
Special mention	—	—	15	—	—	998	2,251	—	3,264
Substandard	1,310	624	310	2,280	254	2,192	2,891	—	9,861
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$112,730	$122,869	$58,091	$55,555	$31,813	$11,525	$190,687	$1,859	$585,129
Residential real estate
Risk rating
Pass	$25,540	$30,415	$284,667	$5,554	$12,662	$135,185	$59,834	$1,141	$554,998
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	123	115	22	198	1,992	670	70	3,190
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$25,540	$30,538	$284,782	$5,576	$12,860	$137,177	$60,504	$1,211	$558,188
Agricultural real estate
Risk rating
Pass	$22,127	$27,644	$18,627	$19,285	$10,845	$20,968	$80,167	$289	$199,952
Special mention	903	395	—	—	—	168	755	—	2,221
Substandard	—	—	28	—	102	3,524	38	—	3,692
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$23,030	$28,039	$18,655	$19,285	$10,947	$24,660	$80,960	$289	$205,865
Agricultural
Risk rating
Pass	$10,865	$8,113	$5,653	$8,144	$1,621	$4,228	$60,921	$55	$99,600
Special mention	—	—	—	—	—	33	259	—	292
Substandard	59	69	503	640	1,862	63	264	—	3,460
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$10,924	$8,182	$6,156	$8,784	$3,483	$4,324	$61,444	$55	$103,352
Consumer
Risk rating
Pass	$45,341	$27,568	$11,826	$5,555	$1,619	$3,211	$12,046	$1	$107,167
Special mention	—	—	—	—	—	—	—	—	—
Substandard	19	267	194	92	57	26	1	—	656
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$45,360	$27,835	$12,020	$5,647	$1,676	$3,237	$12,047	$1	$107,823
Total loans
Risk rating
Pass	$390,817	$598,077	$622,125	$260,737	$127,040	$377,522	$864,287	$4,215	$3,244,820
Special mention	903	2,432	135	—	—	1,597	3,522	—	8,589
Substandard	1,388	1,512	4,236	3,271	3,973	10,316	3,943	70	28,709
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$393,108	$602,021	$626,496	$264,008	$131,013	$389,435	$871,752	$4,285	$3,282,118

Based on the analysis performed at December 31, 2022, the risk category of loans, by type and year of origination is as follows.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$432,196	$252,616	$188,897	$92,290	$114,415	$171,498	$462,140	$741	$1,714,793
Special mention	—	122	—	—	—	401	—	—	523
Substandard	—	3,049	244	144	—	2,515	—	—	5,952
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$432,196	$255,787	$189,141	$92,434	$114,415	$174,414	$462,140	$741	$1,721,268
Commercial and industrial
Risk rating
Pass	$172,912	$79,782	$65,915	$39,487	$6,712	$5,089	$189,998	$6,654	$566,549
Special mention	—	—	—	—	674	3,851	—	—	4,525
Substandard	283	4,316	2,167	10,127	1,460	783	4,653	—	23,789
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$173,195	$84,098	$68,082	$49,614	$8,846	$9,723	$194,651	$6,654	$594,863
Residential real estate
Risk rating
Pass	$34,705	$299,840	$5,939	$13,073	$47,986	$102,871	$62,494	$271	$567,179
Special mention	—	—	—	—	—	—	—	—	—
Substandard	58	86	48	209	239	2,633	98	—	3,371
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$34,763	$299,926	$5,987	$13,282	$48,225	$105,504	$62,592	$271	$570,550
Agricultural real estate
Risk rating
Pass	$33,586	$20,712	$26,408	$12,754	$5,608	$18,882	$68,510	$300	$186,760
Special mention	874	—	2,493	—	—	604	5,983	—	9,954
Substandard	—	203	—	115	485	1,635	37	—	2,475
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$34,460	$20,915	$28,901	$12,869	$6,093	$21,121	$74,530	$300	$199,189
Agricultural
Risk rating
Pass	$23,917	$7,778	$9,437	$2,642	$2,250	$2,134	$64,647	$75	$112,880
Special mention	—	—	—	92	22	375	556	—	1,045
Substandard	—	1,003	1,838	2,044	386	213	594	—	6,078
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$23,917	$8,781	$11,275	$4,778	$2,658	$2,722	$65,797	$75	$120,003
Consumer
Risk rating
Pass	$56,497	$17,460	$8,415	$3,235	$1,370	$3,396	$14,955	$—	$105,328
Special mention	—	—	—	—	—	—	—	—	—
Substandard	17	148	54	81	13	34	—	—	347
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$56,514	$17,608	$8,469	$3,316	$1,383	$3,430	$14,955	$—	$105,675
Total loans
Risk rating
Pass	$753,813	$678,188	$305,011	$163,481	$178,341	$303,870	$862,744	$8,041	$3,253,489
Special mention	874	122	2,493	92	696	5,231	6,539	—	16,047
Substandard	358	8,805	4,351	12,720	2,583	7,813	5,382	—	42,012
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$755,045	$687,115	$311,855	$176,293	$181,620	$316,914	$874,665	$8,041	$3,311,548

The following table discloses the charge-off and recovery activity by loan type and year of origination for the nine month period ending September 30, 2023.

September 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$—	$—	$(9)	$(9)	$—	$—	$(18)
Gross recoveries	—	64	—	—	—	19	—	—	83
Net charge-offs	$—	$64	$—	$—	$(9)	$10	$—	$—	$65
Commercial and industrial
Gross charge-offs	$—	$(69)	$(10)	$(19)	$(2)	$(1,158)	$(1,216)	$—	$(2,474)
Gross recoveries	—	29	—	15	—	9	—	—	53
Net charge-offs	$—	$(40)	$(10)	$(4)	$(2)	$(1,149)	$(1,216)	$—	$(2,421)
Residential real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(52)	$(5)	$—	$(57)
Gross recoveries	—	—	—	—	—	60	—	—	60
Net charge-offs	$—	$—	$—	$—	$—	$8	$(5)	$—	$3
Agricultural real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(4)	$—	$—	$(4)
Gross recoveries	—	—	—	—	—	4	—	—	4
Net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Gross charge-offs	$—	$—	$(107)	$—	$—	$(1)	$—	$—	$(108)
Gross recoveries	—	—	—	—	—	155	—	—	155
Net charge-offs	$—	$—	$(107)	$—	$—	$154	$—	$—	$47
Consumer
Gross charge-offs	$(168)	$(129)	$(84)	$(48)	$(46)	$(164)	$(59)	$—	$(698)
Gross recoveries	1	15	41	10	9	94	11	—	181
Net charge-offs	$(167)	$(114)	$(43)	$(38)	$(37)	$(70)	$(48)	$—	$(517)
Total loans
Gross charge-offs	$(168)	$(198)	$(201)	$(67)	$(57)	$(1,388)	$(1,280)	$—	$(3,359)
Gross recoveries	1	108	41	25	9	341	11	—	536
Net charge-offs	$(167)	$(90)	$(160)	$(42)	$(48)	$(1,047)	$(1,269)	$—	$(2,823)

Modifications to Debtors Experiencing Financial Difficulty

The Company adopted ASU 2022-02 Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023, and this accounting guidance is applied prospectively. The following table presents the amortized cost basis of loans at September 30, 2023, that were both experiencing financial difficulty and modified during the three months ended September 30, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

September 30, 2023	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$—	$—	0.00%
Commercial and industrial	—	—	—	4,896	4,896	0.84%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	458	—	—	458	0.22%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$—	$458	$—	$4,896	$5,354	0.16%

The following table presents the amortized cost basis of loans at September 30, 2023, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2023, by class and by type of modification.

September 30, 2023	Payment Delay	Term Extension	Combination Rate Change, Payment Delay and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$355	$355	0.02%
Commercial and industrial	—	1,491	—	10,884	12,375	2.11%
Residential real estate	—	163	—	12	175	0.03%
Agricultural real estate	—	858	—	170	1,028	0.50%
Agricultural	122	—	—	421	543	0.53%
Consumer	—	—	24	—	24	0.02%
Total	$122	$2,512	$24	$11,842	$14,500	0.44%

At September 30, 2023, there were $796 thousand in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the three months ended September 30, 2023.

September 30, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Residential real estate	163	12	—	175
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	24	—	—	24
Total	$187	$12	$—	$199

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2023.

September 30, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	—
Commercial and industrial	1,142	—%	0.13
Residential real estate	—	—%	—
Agricultural real estate	—	—%	1.00
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$1,142	—%	0.20

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2023.

September 30, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.49
Commercial and industrial	1,142	—%	1.13
Residential real estate	—	—%	9.60
Agricultural real estate	—	—%	0.99
Agricultural	—	—%	0.58
Consumer	—	—%	2.16
Total loans	$1,142	—%	1.19

Allowance for Credit Losses on Off-Balance-Sheet Credit Exposures

The Company estimates expected credit losses over the contractual period in which the Company is exposed to credit risk from a contractual obligation to extend credit, unless that obligation is unconditionally cancelable by the Company. The allowance for credit losses on off-balance-sheet credit exposures is adjusted as a provision for credit loss expense recognized within other non-interest expense on the consolidated statements of income and included in other liabilities on the consolidated balance sheets. The estimated credit loss includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. The estimate of expected credit loss is based on the historical loss rate for the class of loan the commitments would be classified as if funded.

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of September 30, 2023, and December 31, 2022.

	Allowance for Credit Losses
	September 30, 2023	December 31, 2022
Commercial real estate	$311	$336
Commercial and industrial	854	700
Residential real estate	38	45
Agricultural	8	3
Consumer	246	269
Total allowance for credit losses	$1,457	$1,353

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR plus a spread to this index and pays a fixed-rate cash flow equal to the customer loan rate, rate resets subsequent to June 30, 2023, are based on one-month SOFR. At September 30, 2023, the portfolio of interest rate swaps had a weighted average maturity of 7.19 years, a weighted average pay rate of 4.60% and a weighted average rate received of 8.47%. At December 31, 2022, the portfolio of interest rate swaps had a weighted average maturity of 8.5 years, a weighted average pay rate of 4.53% and a weighted average rate received of 7.13%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

	September 30, 2023			December 31, 2022
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	12.0	2.81%	7.47%	12.7	2.81%	6.57%
Variable rate FHLB advance hedges	2.5	3.59%	5.31%	—	—%	—%
Prime based receivable loan hedges	0.3	8.50%	5.60%	1.3	7.50%	5.60%
Total cash flow hedges	1.6	6.43%	5.54%	1.8	7.28%	5.65%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At September 30, 2023, this portfolio of interest rate swaps had a weighted average maturity of 4.88 years, weighted average pay rate of 8.30% and a weighted average rate received of 8.44%. At December 31, 2022, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, weighted average pay rate of 6.96% and weighted average rate received of 7.06%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2023, and December 31, 2022.

	September 30, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$15,647	$2,059	$—	$21,528	$2,425	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	257,500	2,557	—	157,500	2,120	4,457
Total derivatives designated as hedging relationships	273,147	4,616	—	179,028	4,545	4,457
Derivatives not designated as hedging instruments:
Interest rate swaps	181,799	5,530	4,870	184,277	4,191	3,555
Total derivatives not designated as hedging instruments	181,799	5,530	4,870	184,277	4,191	3,555
Total	$454,946	10,146	4,870	$363,305	8,736	8,012
Cash collateral		—	9,562		—	2,860
Netting adjustments		(9,329)	(9,329)		(7,336)	(7,336)
Net amount presented in Balance Sheet		$817	$5,103		$1,400	$3,536

The table below lists designated and qualifying hedged items in fair value hedges at September 30, 2023, and December 31, 2022.

	September 30, 2023			December 31, 2022
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$15,445	$(2,362)	$(458)	$17,202	$(2,384)	$—
Total	$15,445	$(2,362)	$(458)	$17,202	$(2,384)	$—

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three and nine months period ended September 30, 2023, and 2022, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$(5)	$46	$5	$148
Total net gain (loss) related to derivatives designated as hedging instruments	(5)	46	5	148
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	(5)	46	5	148
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	203	402	407	1,544
Total net gains (losses) related to derivatives not designated as hedging instruments	203	402	407	1,544
Net gains (losses) on derivatives and hedging activities	$198	$448	$412	$1,692

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended September 30, 2023, and 2022.

	September 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$133	$(138)	$(5)	$247
Total	$133	$(138)	$(5)	$247

	September 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$761	$(715)	$46	$(154)
Total	$761	$(715)	$46	$(154)

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine month periods ended September 30, 2023, and 2022.

	September 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(3)	$(2)	$(5)	$551
Total	$(3)	$(2)	$(5)	$551

	September 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$2,840	$(2,692)	$148	$(626)
Total	$2,840	$(2,692)	$148	$(626)

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended September 30, 2023, and 2022.

	September 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$1,035	$781	$(1,083)
FHLB advance hedges	545	412	421
Subordinated note hedges	414	311	92
Total	$1,994	$1,504	$(570)

	September 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$(2,542)	$1,913	$(135)
FHLB advance hedges	—	—	—
Subordinated note hedges	393	(296)	(23)
Total	$(2,149)	$1,617	$(158)

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the nine month periods ended September 30, 2023, and 2022.

	September 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$1,991	$1,492	$(2,833)
FHLB advance hedges	2,577	1,946	803
Subordinated note hedges	340	256	157
Total	$4,908	$3,694	$(1,873)

	September 30, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$(4,151)	$3,124	$(603)
FHLB advance hedges	—	—	—
Subordinated note hedges	1,535	(1,144)	(21)
Total	$(2,616)	$1,980	$(624)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended September 30, 2023, and December 31, 2022, are listed below.

September 30, 2023	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$4,584	$4,593	13.3	2.29%
Total operating leases	$4,584	$4,593	13.3	2.29%

Right-of-use-asset reported in other assets	$2,692
Right-of-use-asset not in operation, reported in other real estate owned	1,892
Total	$4,584

December 31, 2022	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$5,256	$5,294	13.2	2.32%
Total operating leases	$5,256	$5,294	13.2	2.32%

Right-of-use-asset reported in other assets	$3,185
Right-of-use-asset not in operation, reported in other real estate owned	2,071
Total	$5,256

During the quarter ended June 30, 2022, one of our bank locations became non-operational. The right-of-use-asset for this location was transferred to other real estate owned, the weighted average lease term is 7.5 years.

Operating lease costs for the three and nine months ended September 30, 2023, and 2022, are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$177	$213	$585	$632
Short-term lease cost	—	—	—	—
Variable lease cost	34	17	62	44
Total operating lease cost	$211	$230	$647	$676

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or nine month periods ended September 30, 2023.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	September 30, 2023
Due in one year or less	$481
Due after one year through two years	521
Due after two years through three years	522
Due after three years through four years	522
Due after four years through five years	524
Thereafter	2,975
Total undiscounted cash flows	5,545
Discount on cash flows	(952)
Total operating lease liability	$4,593

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2023, and December 31, 2022, are listed below.

	September 30, 2023	December 31, 2022
Federal funds purchased	$—	$—
Retail repurchase agreements	39,701	46,478

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $44,873 and $55,289 at September 30, 2023, and December 31, 2022. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at September 30, 2023, and December 31, 2022.

	September 30, 2023	December 31, 2022
Average daily balance during the period	$43,324	$53,337
Average interest rate during the period	1.36%	0.42%
Maximum month-end balance year-to-date	$46,798	$64,323
Weighted average interest rate at period-end	1.47%	0.72%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances.

Federal Home Loan Bank advances as of September 30, 2023, and December 31, 2022, are as follows.

	September 30, 2023	December 31, 2022
Federal Home Loan Bank line of credit advances	$—	$138,864
Federal Home Loan Bank fixed-rate term advances	100,000	—
Total Federal Home Loan Bank advances	$100,000	$138,864

At September 30, 2023, and December 31, 2022, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $40,807 and $18,305. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $869,176 and securities of $65,125 for a total of $934,301 at September 30, 2023, and qualifying loans of $744,125 and securities of $74,083 for a total of $818,208 at December 31, 2022. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $792,317 and $659,695 at September 30, 2023, and December 31, 2022.

Federal Reserve Bank borrowings

At September 30, 2023, and December 31, 2022, the Company had a borrowing capacity of $478,720 and $330,077, for which the Company has pledged loans with an outstanding balance of $392,718 and $390,102 and securities with a fair value of $147,642 and $33,235. There was $140,000 in borrowings secured from this facility under the Federal Reserve's Bank Term Funding Program with a rate of 4.38% and a maturity date of March 22, 2024. The Company can repay this borrowing at any time without penalties or fees. There were no outstanding borrowings at December 31, 2022.

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

There were no outstanding principal balances on the bank stock loan at September 30, 2023, and December 31, 2022.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of September 30, 2023, and December 31, 2022, are listed below.

	September 30, 2023	December 31, 2022
Subordinated debentures	$23,508	$23,255
Subordinated notes	73,279	73,137
Total	$96,787	$96,392

Subordinated debentures

In conjunction with prior acquisitions, the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company. These subordinated debentures have the same terms as the trust preferred securities issued by the special purpose unconsolidated subsidiaries.

FCB Capital Trust II (“CTII”): The trust preferred securities issued by CTII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 2.00%; however on October 12, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 2.00 % on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption.

FCB Capital Trust III (“CTIII”): The trust preferred securities issued by CTIII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 1.89%; however on September 15, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 1.89% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037, or upon earlier redemption.

Community First (AR) Statutory Trust I (“CFSTI”): The trust preferred securities issued by CFSTI were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 3.25%; however on September 26, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 3.25% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032, or upon earlier redemption.

American State Bank Statutory Trust I (“ASBSTI”): The trust preferred securities issued by ASBSTI were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 1.80%; however on September 15, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 1.80% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption.

Subordinated debentures as of September 30, 2023, and December 31, 2022, are listed below.

	September 30, 2023	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	7.57%	11.5
CTIII subordinated debentures	5,155	7.56%	13.7
CFSTI subordinated debentures	5,155	8.91%	9.2
ASBSTI subordinated debentures	7,732	7.47%	12.0
Total contractual balance	28,352
Fair market value adjustments	(4,844)
Total subordinated debentures	$23,508

	December 31, 2022	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.08%	12.3
CTIII subordinated debentures	5,155	6.66%	14.5
CFSTI subordinated debentures	5,155	7.97%	10.0
ASBSTI subordinated debentures	7,732	6.57%	12.7
Total contractual balance	28,352
Fair market value adjustments	(5,097)
Total subordinated debentures	$23,255

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

Subordinated notes as of September 30, 2023, are listed below.

	September 30, 2023	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	6.8
Total principal outstanding	75,000
Debt issuance cost	(1,721)
Total subordinated notes	$73,279

Subordinated notes as of December 31, 2022, are listed below.

	December 31, 2022	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	7.5
Total principal outstanding	75,000
Debt issuance cost	(1,863)
Total subordinated notes	$73,137

Future principal repayments

Future principal repayments of the September 30, 2023, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	FRB Borrowings	Total
Due in one year or less	$39,701	$100,000	$—	$—	$140,000	$279,701
Due after one year through two years	—	—	—	—	—	—
Due after two years through three years	—	—	—	—	—	—
Due after three years through four years	—	—	—	—	—	—
Due after four years through five years	—	—	—	—	—	—
Thereafter	—	—	28,352	75,000	—	103,352
Total	$39,701	$100,000	$28,352	$75,000	$140,000	$383,053

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At September 30, 2023, and December 31, 2022, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at September 30, 2023, and December 31, 2022.

	September 30, 2023	December 31, 2022
Class A common stock – issued	20,445,428	20,277,910
Class A common stock – held in treasury	(5,016,964)	(4,347,798)
Class A common stock – outstanding	15,428,464	15,930,112
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $17 and $94 was recorded for the three and nine months ended September 30, 2023. ESPP compensation expense of $30 and $108 was recorded for the three and nine months ended September 30, 2022. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2021 to February 14, 2022	14,274	$27.37	$69
February 15, 2022 to August 14, 2022	14,555	27.61	84
August 15, 2022 to February 14, 2023	17,058	26.18	81
February 15, 2023 to August 14, 2023	14,548	22.34	57

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

In September of 2022, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock, from time to time, beginning October 1, 2022, and concluding on September 30, 2023. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2022, and 2023, the Company repurchased a total of 832,893 shares of the Company’s outstanding common stock at an average price paid of $27.89 per share. At September 30, 2023, there are 167,107 shares remaining under the program that expired on September 30, 2023.

On July 26, 2023, the Board of Directors of Equity Bancshares, Inc. approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2023, and concluding on September 30, 2024. The repurchase program does not obligate Equity to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received September 27, 2023.

Accumulated other comprehensive income (loss)

At September 30, 2023, and December 31, 2022, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of September 30, 2023, and December 31, 2022, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
September 30, 2023
Net unrealized or unamortized gains (losses)	$(163,681)	$2,045	$(161,636)
Tax effect	40,095	(506)	39,589
	$(123,586)	$1,539	$(122,047)
December 31, 2022
Net unrealized or unamortized gains (losses)	$(148,029)	$(2,863)	$(150,892)
Tax effect	36,673	708	37,381
	$(111,356)	$(2,155)	$(113,511)

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of September 30, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2023, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2023, and December 31, 2022, are presented in the table below. The Company was able to take advantage of the accumulated other comprehensive income exception on capital calculations that was made available by regulators in order to maintain strong regulatory ratios. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2023
Total capital to risk weighted assets
Equity Bancshares, Inc.	$620,751	16.42%	$396,873	10.50%	$	N/A	N/A
Equity Bank	599,515	15.88%	396,321	10.50%		377,448	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	501,829	13.27%	321,278	8.50%		N/A	N/A
Equity Bank	553,872	14.67%	320,831	8.50%		301,959	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	478,321	12.65%	264,582	7.00%		N/A	N/A
Equity Bank	553,872	14.67%	264,214	7.00%		245,341	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	501,829	9.77%	205,421	4.00%		N/A	N/A
Equity Bank	553,872	10.80%	205,110	4.00%		256,388	5.00%
December 31, 2022
Total capital to risk weighted assets
Equity Bancshares, Inc.	$603,593	16.08%	$394,072	10.50%	$	N/A	N/A
Equity Bank	588,165	15.71%	393,168	10.50%		374,445	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	483,539	12.88%	319,011	8.50%		N/A	N/A
Equity Bank	541,354	14.46%	318,279	8.50%		299,556	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	460,285	12.26%	262,715	7.00%		N/A	N/A
Equity Bank	541,354	14.46%	262,112	7.00%		243,390	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	483,539	9.61%	201,288	4.00%		N/A	N/A
Equity Bank	541,354	10.77%	201,066	4.00%		251,332	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine months ended September 30, 2023, and 2022.

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Basic:
Net income (loss) allocable to common stockholders	$12,341	$15,171	$36,120	$46,080
Weighted average common shares outstanding	15,404,882	16,056,366	15,570,357	16,301,500
Weighted average vested restricted stock units	110	292	5,374	2,086
Weighted average shares	15,404,992	16,056,658	15,575,731	16,303,586
Basic earnings (loss) per common share	$0.80	$0.94	$2.32	$2.83
Diluted:
Net income (loss) allocable to common stockholders	$12,341	$15,171	$36,120	$46,080
Weighted average common shares outstanding for:
Basic earnings per common share	15,404,992	16,056,658	15,575,731	16,303,586
Dilutive effects of the assumed exercise of stock options	33,189	88,530	37,550	95,435
Dilutive effects of the assumed vesting of restricted stock units	66,892	126,138	76,193	115,844
Dilutive effects of the assumed exercise of ESPP purchases	2,099	1,905	2,831	1,922
Average shares and dilutive potential common shares	15,507,172	16,273,231	15,692,305	16,516,787
Diluted earnings (loss) per common share	$0.80	$0.93	$2.30	$2.79

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of September 30, 2023, and 2022.

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Stock options	280,814	275,471	268,713	204,982
Restricted stock units	122,074	1	129,160	—
Total antidilutive shares	402,888	275,472	397,873	204,982

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of securities available-for-sale and equity securities with readily determinable fair value are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as Level 1. For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company’s available-for-sale securities, including U.S. Government sponsored entity securities, residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies), private-label residential mortgage-backed securities,corporate securities, Small Business Administration securities, and State and Political Subdivision securities are classified as Level 2.

The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the interest rate derivative. Cash collateral received from or delivered to a derivative counterparty is classified as Level 1.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of September 30, 2023, and December 31, 2022.

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$105,586	$—
U.S. Treasury securities	233,912	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	442,421	—
Private label residential mortgage-backed securities	—	144,835	—
Corporate	—	49,701	—
Small Business Administration loan pools	—	10,148	—
State and political subdivisions	—	70,406	—
Derivative assets:
Derivative assets (included in other assets)	—	10,146	—
Cash collateral held by counterparty and netting adjustments	(9,329)	—	—
Total derivative assets	(9,329)	10,146	—
Other assets:
Equity securities with readily determinable fair value	609	—	—
Total other assets	609	—	—
Total assets	$225,192	$833,243	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$4,870	$—
Cash collateral held by counterparty and netting adjustments	233	—	—
Total derivative liabilities	233	4,870	—
Total liabilities	$233	$4,870	$—

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$106,406	$—
U.S. Treasury securities	232,158	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	498,606	—
Private label residential mortgage-backed securities	—	163,560	—
Corporate	—	52,374	—
Small Business Administration loan pools	—	12,181	—
State and political subdivisions	—	119,105	—
Derivative assets:
Derivative assets (included in other assets)	—	8,736	—
Cash collateral held by counterparty and netting adjustments	(7,336)	—	—
Total derivative assets	(7,336)	8,736	—
Other assets:
Equity securities with readily determinable fair value	570	—	—
Total other assets	570	—	—
Total assets	$225,392	$960,968	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,012	$—
Cash collateral held by counterparty and netting adjustments	(4,476)	—	—
Total derivative liabilities	(4,476)	8,012	—
Total liabilities	$(4,476)	$8,012	$—

There were no material transfers between levels during the nine months ended September 30, 2023, or the year ended December 31, 2022. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of September 30, 2023, and December 31, 2022.

	September 30, 2023
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$1,079
Commercial and industrial	—	—	3,239
Residential real estate	—	—	2,347
Agricultural real estate	—	—	2,660
Other	—	—	2,293
Other real estate owned:
Commercial real estate	—	—	1,263
Residential real estate	—	—	170

	December 31, 2022
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$617
Commercial and industrial	—	—	4,747
Residential real estate	—	—	2,395
Agricultural real estate	—	—	1,253
Other	—	—	1,871
Other real estate owned:
Commercial real estate	—	—	792
Residential real estate	—	—	170

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2023, or December 31, 2022.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of September 30, 2023, and December 31, 2022.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
September 30, 2023
Individually evaluated real estate loans	$11,618	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 56% (30%)
Individually evaluated other real estate owned	$1,433	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 23% (14%)
December 31, 2022
Individually evaluated real estate loans	$10,883	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 51% (31%)
Individually evaluated other real estate owned	$962	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 24% (13%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for September 30, 2023, and December 31, 2022.

	September 30, 2023
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$199,017	$199,017	$199,017	$—	$—
Available-for-sale securities	1,057,009	1,057,009	233,912	823,097	—
Held-to-maturity securities	2,212	2,124	—	2,124	—
Loans held for sale	627	627	—	627	—
Loans, net of allowance for credit losses	3,237,932	3,161,093	—	—	3,161,093
Federal Reserve Bank and Federal Home Loan Bank stock	20,780	20,780	—	20,780	—
Interest receivable	23,621	23,621	—	23,621	—
Derivative assets	10,146	10,146	—	10,146	—
Cash collateral held by derivative counterparty and netting adjustments	(9,329)	(9,329)	(9,329)	—	—
Total derivative assets	817	817	(9,329)	10,146	—
Equity securities with readily determinable fair value	609	609	609	—	—
Total assets	$4,542,624	$4,465,697	$424,209	$880,395	$3,161,093
Financial liabilities:
Deposits	$4,082,170	$4,075,032	$—	$4,075,032	$—
Federal funds purchased and retail repurchase agreements	39,701	39,701	—	39,701	—
Federal Home Loan Bank advances	100,000	100,000	—	100,000	—
Federal Reserve Bank borrowings	140,000	140,000	—	140,000	—
Subordinated debentures	23,508	23,508	—	23,508	—
Subordinated notes	73,279	71,029	—	71,029	—
Contractual obligations	29,019	29,019	—	29,019	—
Interest payable	11,138	11,138	—	11,138	—
Derivative liabilities	4,870	4,870	—	4,870	—
Cash collateral held by derivative counterparty and netting adjustments	233	233	233	—	—
Total derivative liabilities	5,103	5,103	233	4,870	—
Total liabilities	$4,503,918	$4,494,530	$233	$4,494,297	$—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$104,428	$104,428	$104,428	$—	$—
Available-for-sale securities	1,184,390	1,184,390	232,158	952,232	—
Held-to-maturity securities	1,948	1,973	—	1,973	—
Loans held for sale	349	349	—	349	—
Loans, net of allowance for credit losses	3,265,701	3,251,129	—	—	3,251,129
Federal Reserve Bank and Federal Home Loan Bank stock	21,695	21,695	—	21,695	—
Interest receivable	20,630	20,630	—	20,630	—
Derivative assets	8,736	8,736	—	8,736	—
Cash collateral held by derivative counterparty and netting adjustments	(7,336)	(7,336)	(7,336)	—	—
Total derivative assets	1,400	1,400	(7,336)	8,736	—
Equity securities with readily determinable fair value	570	570	570	—	—
Total assets	$4,601,111	$4,586,564	$329,820	$1,005,615	$3,251,129
Financial liabilities:
Deposits	$4,241,807	$4,232,948	$—	$4,232,948	$—
Federal funds purchased and retail repurchase agreements	46,478	46,478	—	46,478	—
Federal Home Loan Bank advances	138,864	138,864	—	138,864	—
Subordinated debentures	23,255	23,255	—	23,255	—
Subordinated notes	73,137	70,887	—	70,887	—
Contractual obligations	15,218	15,218	—	15,218	—
Interest payable	2,462	2,462	—	2,462	—
Derivative liabilities	8,012	8,012	—	8,012	—
Cash collateral held by derivative counterparty and netting adjustments	(4,476)	(4,476)	(4,476)	—	—
Total derivative liabilities	3,536	3,536	(4,476)	8,012	—
Total liabilities	$4,544,757	$4,533,648	$(4,476)	$4,538,124	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2023, and December 31, 2022, were as follows.

	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$49,014	$343,726	$73,185	$210,266
Mortgage loans in the process of origination	2,473	4,022	2,130	3,480
Unused lines of credit	130,889	392,145	130,843	354,408

At September 30, 2023, the fixed rate loan commitments have interest rates ranging from 3.25% to 18.00% and maturities ranging from 1 month to 216 months.

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

The contractual amounts of standby letters of credit as of September 30, 2023, and December 31, 2022, were as follows.

	September 30, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$17,040	$31,719	$16,358	$25,791

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2023, and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Non-interest income
Service charges and fees	$2,690	$2,788	$7,888	$7,927
Debit card income	2,591	2,682	7,798	8,120
Mortgage banking(a)	226	310	527	1,300
Increase in bank-owned life insurance(a)	794	754	3,134	2,355
Net gain (loss) on acquisitions(a)	—	—	—	540
Net gain (loss) from securities transactions(a)	(1)	(17)	(1,291)	(9)
Other
Investment referral income	101	137	307	420
Trust income	291	249	799	806
Insurance sales commissions	264	242	405	354
Recovery on zero-basis purchased loans(a)	2	129	515	163
Income (loss) from equity method investments(a)	(56)	(56)	(167)	(167)
Other non-interest income related to loans and deposits	1,828	1,708	4,340	5,752
Other non-interest income not related to loans and deposits(a)	5	43	30	67
Total other non-interest income	2,435	2,452	6,229	7,395
Total	$8,735	$8,969	$24,285	$27,628
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS AND BRANCH SALES

At the close of business on June 24, 2022, the Company sold three branch locations located in Belleville, Clyde and Concordia, Kansas to United Bank and Trust (UBT). Results of the branch sale were included in the Company's results of operations beginning June 27, 2022. Branch sale costs were $18 ($14 on an after-tax basis) and are included in merger expense in the Company's income statement for the year ended December 31, 2022. At September 30, 2023, there were no costs related to this branch sale.

At the close of business on November 10, 2022, the Company sold one branch location located in Cordell, Oklahoma to High Plains Bank (HPB). Results of the branch sale were included in the Company's results of operations beginning November 14, 2022. There were no branch sale related costs on the Company's income statement for the year ended December 31, 2022. At September 30, 2023, there were no costs related to this branch sale.

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$65,039	$61,256	$56,123	$53,424	$48,548
Interest expense	24,027	21,827	17,013	11,393	6,604
Net interest income	41,012	39,429	39,110	42,031	41,944
Provision (reversal) for credit losses	1,230	298	(366)	(151)	(136)
Net gain on acquisition and branch sales	—	—	—	422	—
Net gain (loss) from securities transactions	(1)	(1,322)	32	14	(17)
Other non-interest income	8,736	8,272	8,568	7,893	8,986
Merger expenses	—	—	—	68	115
Other non-interest expense	34,244	33,130	33,229	35,181	32,121
Income (loss) before income taxes	14,273	12,951	14,847	15,262	18,813
Provision for income taxes	1,932	1,495	2,524	3,654	3,642
Net income (loss)	12,341	11,456	12,323	11,608	15,171
Net income (loss) allocable to common stockholders	12,341	11,456	12,323	11,608	15,171
Basic earnings (loss) per share	$0.80	$0.74	$0.78	$0.73	$0.94
Diluted earnings (loss) per share	$0.80	$0.74	$0.77	$0.72	$0.93
Balance Sheet Data (at period end)
Cash and cash equivalents	$199,017	$278,099	$250,366	$104,428	$155,413
Securities available-for-sale	1,057,009	1,094,748	1,183,247	1,184,390	1,198,962
Securities held-to-maturity	2,212	2,216	1,944	1,948	—
Loans held for sale	627	2,456	648	349	1,518
Gross loans held for investment	3,282,118	3,322,670	3,330,618	3,311,548	3,255,023
Allowance for credit losses	44,186	44,544	45,103	45,847	46,499
Loans held for investment, net of allowance for credit losses	3,237,932	3,278,126	3,285,515	3,265,701	3,208,524
Goodwill and core deposit intangibles, net	61,062	61,861	62,779	63,697	64,699
Mortgage servicing asset, net	100	126	151	176	201
Naming rights, net	1,011	1,022	1,033	1,044	1,054
Total assets	4,945,267	5,094,883	5,156,716	4,981,651	5,000,415
Total deposits	4,082,170	4,230,950	4,286,933	4,241,807	4,226,611
Borrowings	376,488	381,423	392,842	281,734	329,707
Total liabilities	4,527,137	4,676,448	4,731,593	4,571,593	4,604,609
Total stockholders’ equity	418,130	418,435	425,123	410,058	395,806
Tangible common equity*	355,957	355,426	361,160	345,141	329,852
Performance ratios
Return on average assets (ROAA) annualized	0.97%	0.91%	1.00%	0.93%	1.21%
Return on average equity (ROAE) annualized	11.49%	10.82%	11.89%	11.57%	13.80%
Return on average tangible common equity (ROATCE) annualized	14.18%	13.55%	14.89%	14.74%	17.12%
Yield on loans annualized	6.67%	6.34%	5.94%	5.59%	5.09%
Cost of interest-bearing deposits annualized	2.40%	2.14%	1.73%	1.05%	0.57%
Net interest margin annualized	3.51%	3.38%	3.44%	3.67%	3.62%
Efficiency ratio*	68.83%	69.45%	69.69%	70.47%	63.07%
Non-interest income / average assets annualized	0.69%	0.55%	0.70%	0.67%	0.71%
Non-interest expense / average assets annualized	2.69%	2.62%	2.70%	2.84%	2.56%
Capital Ratios
Tier 1 Leverage Ratio	9.77%	9.54%	9.60%	9.61%	9.46%
Common Equity Tier 1 Capital Ratio	12.65%	12.23%	12.21%	12.26%	12.21%
Tier 1 Risk Based Capital Ratio	13.27%	12.84%	12.83%	12.88%	12.84%
Total Risk Based Capital Ratio	16.42%	15.96%	15.98%	16.08%	16.06%
Equity / Assets	8.46%	8.21%	8.24%	8.23%	7.92%
Tangible common equity to tangible assets*	7.29%	7.06%	7.09%	7.02%	6.68%
Dividend payout ratio	15.13%	13.53%	13.07%	14.01%	10.78%
Book value per share	$27.13	$27.18	$27.03	$25.74	$24.71
Tangible common book value per share*	$23.09	$23.08	$22.96	$21.67	$20.59
Tangible common book value per diluted share*	$22.96	$22.98	$22.83	$21.35	$20.33
* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 65 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of September 30, 2023, we had consolidated total assets of $4.95 billion, total loans held for investment, net of allowance, of $3.24 billion, total deposits of $4.08 billion, and total stockholders’ equity of $418.1 million. During the three and nine month periods ended September 30, 2023, the Company had net income of $12.3 million and $36.1 million. The Company had net income of $15.2 million and $46.1 million for the three and nine month periods ended September 30, 2022.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of September 30, 2023. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended September 30, 2023, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

When performing quantitative goodwill impairment assessments, management is required to estimate the fair value of the Company’s equity in a change in control transaction. To complete this valuation, management is required to derive assumptions related to industry performance, reporting unit business performance, economic and market conditions, and various other assumptions, many of which require significant management judgment.

Although management believes that the judgments and estimates used are reasonable, actual results could differ and we may be exposed to losses or gains that could be material.

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

Net Income

Three months ended September 30, 2023, compared with three months September 30, 2022: Net income allocable to common stockholders for the three months ended September 30, 2023, was $12.3 million, or $0.80 diluted earnings per share as compared to $15.2 million, or $0.93 diluted earnings per share for the three months ended September 30, 2022, a decrease of $2.9 million. The decrease was largely due to a decrease in net interest income of $1.0 million, an increase in the provision for loan losses of $1.4 million and an increase in non-interest expense of $2.0 million, offset by a decrease in the provision for Income taxes of $1.7 million.

Nine months ended September 30, 2023, compared with nine months ended September 30, 2022: Net income allocable to common stockholders for the nine months ended September 30, 2023, was $36.1 million, or $2.30 diluted earnings per share as compared to $46.1 million, or $2.79 diluted earnings per share for the nine months ended September 30, 2022, a decrease of $10.0 million. The decrease was largely due to a decrease in net interest income of $1.2 million, a decrease in other income of $3.3 million, an increase in non-interest expense of $7.5 million, offset by a decrease in the provision for income taxes of $3.0 million.

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

Three months ended September 30, 2023, compared with three months ended September 30, 2022: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2023, and 2022. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$573,039	$10,984	7.60%	$575,149	$7,750	5.35%
Commercial real estate	1,253,362	20,824	6.59%	1,307,244	18,023	5.47%
Real estate construction	480,355	9,838	8.13%	360,579	4,847	5.33%
Residential real estate	564,138	6,085	4.28%	582,938	5,464	3.72%
Agricultural real estate	203,399	3,898	7.60%	200,534	2,740	5.42%
Agricultural	99,773	1,856	7.38%	113,351	1,406	4.92%
Consumer	107,417	1,667	6.16%	101,203	1,325	5.20%
Total loans	3,281,483	55,152	6.67%	3,240,998	41,555	5.09%
Taxable securities	1,027,889	5,696	2.20%	1,164,697	5,792	1.97%
Nontaxable securities	58,016	369	2.52%	107,717	687	2.53%
Total Securities	1,085,905	6,065	2.22%	1,272,414	6,479	2.02%
Federal funds sold and other	267,996	3,822	5.66%	89,156	514	2.29%
Total interest-earning assets	4,635,384	65,039	5.57%	4,602,568	48,548	4.18%
Non-interest-earning assets:
Other real estate owned, net	4,206			11,914
Premises and equipment, net	108,869			101,035
Bank-owned life insurance	123,790			121,970
Goodwill, core deposit and other intangibles, net	62,635			66,445
Other non-interest-earning assets	111,295			84,823
Total assets	$5,046,179			$4,988,755
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,014,956	6,223	2.43%	$1,112,901	2,257	0.80%
Savings and money market	1,408,424	7,108	2.00%	1,312,923	861	0.26%
Demand, savings and money market	2,423,380	13,331	2.18%	2,425,824	3,118	0.51%
Certificates of deposit	782,920	6,043	3.06%	655,421	1,285	0.78%
Total interest-bearing deposits	3,206,300	19,374	2.40%	3,081,245	4,403	0.57%
FHLB term and line of credit advances	100,000	968	3.84%	71,415	409	2.27%
Subordinated debt	96,712	1,893	7.77%	96,200	1,721	7.10%
Federal Reserve Bank borrowings	140,000	1,546	4.38%	—	—	—
Other borrowings	48,413	246	2.02%	53,899	71	0.52%
Total interest-bearing liabilities	3,591,425	24,027	2.65%	3,302,759	6,604	0.79%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	971,032			1,202,610
Non-interest-bearing liabilities	57,462			47,195
Stockholders’ equity	426,260			436,191
Total liabilities and stockholders’ equity	$5,046,179			$4,988,755
Net interest income		$41,012			$41,944
Interest rate spread			2.92%			3.39%
Net interest margin(2)			3.51%			3.62%
Total cost of deposits, including non-interest bearing deposits	$4,177,332	$19,374	1.84%	$4,283,855	$4,403	0.41%
Average interest-earning assets to interest-bearing liabilities			129.07%			139.36%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended September 30, 2023, and 2022.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2023, and 2022

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(29)	$3,263	$3,234
Commercial real estate	(768)	3,569	2,801
Real estate construction	1,937	3,054	4,991
Residential real estate	(181)	802	621
Agricultural real estate	40	1,118	1,158
Agricultural	(185)	635	450
Consumer	86	256	342
Total loans	900	12,697	13,597
Taxable securities	(719)	623	(96)
Nontaxable securities	(315)	(3)	(318)
Total securities	(1,034)	620	(414)
Federal funds sold and other	1,908	1,400	3,308
Total interest-earning assets	1,774	14,717	16,491
Interest-bearing liabilities:
Interest-bearing demand deposits	(215)	4,181	3,966
Savings and money market	68	6,179	6,247
Demand, savings and money market	(147)	10,360	10,213
Certificates of deposit	294	4,464	4,758
Total interest-bearing deposits	147	14,824	14,971
FHLB term and line of credit advances	204	355	559
Subordinated debt	10	162	172
Federal Reserve Bank borrowings	1,546	—	1,546
Other borrowings	(8)	183	175
Total interest-bearing liabilities	1,899	15,524	17,423
Net Interest Income	$(125)	$(807)	$(932)

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

Interest income increased $16.5 million for the quarter ended September 30, 2023, as compared to the quarter ended September 30, 2022. Of this increase, $12.7 million is attributable to increases in loan rate/yield. Yield on loans increased by 158 basis points for the quarter ended September 30, 2023, as compared quarter ended to September 30, 2022. The increase in interest income on loans is primarily due to higher yields on the entire loan portfolio, offset by decrease due to volume on commercial and industrial, commercial real estate, residential real estate and agricultural. Overall, the increase in interest income on interest earning assets is due to the increase in market interest rates.

Increase in interest expense of $17.4 million was due to a general increase in market interest rates and to a lesser extent an increase in volume on borrowing, primarily from the Federal Reserve Bank. The increase in the cost of interest-bearing deposits, from 0.57% for the quarter ended September 30, 2022 to 2.40% for the quarter ended September 30, 2023, was primarily the result the Federal Reserve raising the federal funds target rate in response to inflationary concerns.

During the quarter ended September 30, 2023, when compared to the quarter ended September 30, 2022, net interest margin decreased 11 basis points and net interest spread decreased by 47 basis points to 2.92% from 3.39%. The decrease in net interest margin is primarily due to the increase in yield earned on interest-earning asset, which was outpaced by increases in the cost of interest-bearing liabilities. The decrease in interest spread is primarily due to the increase in volume of interest bearing liabilities at current market rates.

Nine months ended September 30, 2023, compared with nine months ended September 30, 2022: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine months ended September 30, 2023, and 2022. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Nine Months Ended September 30,
	2023			2022
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$580,359	$31,503	7.26%	$579,610	$22,994	5.30%
Commercial real estate	1,300,202	61,811	6.36%	1,236,282	45,995	4.97%
Real estate construction	450,147	24,764	7.36%	362,543	12,443	4.59%
Residential real estate	567,169	17,933	4.23%	604,218	16,336	3.61%
Agricultural real estate	202,963	10,399	6.85%	201,566	8,046	5.34%
Agricultural	100,450	5,039	6.71%	132,485	5,254	5.30%
Consumer	106,841	4,832	6.05%	101,341	3,642	4.80%
Total loans	3,308,131	156,281	6.32%	3,218,045	114,710	4.77%
Taxable securities	1,059,858	17,456	2.20%	1,220,045	16,767	1.84%
Nontaxable securities	82,230	1,606	2.61%	109,142	2,020	2.47%
Total securities	1,142,088	19,062	2.23%	1,329,187	18,787	1.89%
Federal funds sold and other	191,585	7,075	4.94%	116,997	1,327	1.52%
Total interest-earning assets	4,641,804	182,418	5.25%	4,664,229	134,824	3.86%
Non-interest-earning assets:
Other real estate owned, net	4,226			10,377
Premises and equipment, net	105,980			102,491
Bank-owned life insurance	123,409			121,398
Goodwill, core deposit and other intangibles, net	63,505			68,521
Other non-interest-earning assets	96,435			87,399
Total assets	$5,035,359			$5,054,415
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,021,163	16,651	2.18%	$1,158,343	3,702	0.43%
Savings and money market	1,344,809	15,637	1.55%	1,321,770	1,759	0.18%
Demand, savings and money market	2,365,972	32,288	1.82%	2,480,113	5,461	0.29%
Certificates of deposit	856,862	18,111	2.83%	638,692	2,847	0.60%
Total interest-bearing deposits	3,222,834	50,399	2.09%	3,118,805	8,308	0.36%
FHLB term and line of credit advances	97,014	2,939	4.05%	54,100	594	1.47%
Subordinated debt	96,584	5,687	7.87%	96,067	4,973	6.92%
Federal Reserve Bank borrowings	97,952	3,209	4.38%	4	—	0.25%
Other borrowings	48,471	633	1.75%	56,611	150	0.35%
Total interest-bearing liabilities	3,562,855	62,867	2.36%	3,325,587	14,025	0.56%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	997,165			1,220,073
Non-interest-bearing liabilities	51,443			53,510
Stockholders’ equity	423,895			455,245
Total liabilities and stockholders’ equity	$5,035,358			$5,054,415
Net interest income		$119,551			$120,799
Interest rate spread			2.89%			3.30%
Net interest margin(2)			3.44%			3.46%
Total cost of deposits, including non-interest bearing deposits	$4,219,999	$50,399	1.60%	$4,338,878	$8,308	0.26%
Average interest-earning assets to interest-bearing liabilities			130.28%			140.25%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the nine month periods ended September 30, 2023, and 2022.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2023, and 2022

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$30	$8,479	$8,509
Commercial real estate	2,482	13,334	15,816
Real estate construction	3,525	8,796	12,321
Residential real estate	(1,047)	2,644	1,597
Agricultural real estate	56	2,297	2,353
Agricultural	(1,431)	1,216	(215)
Consumer	207	983	1,190
Total loans	3,822	37,749	41,571
Taxable securities	(2,375)	3,064	689
Nontaxable securities	(520)	106	(414)
Total securities	(2,895)	3,170	275
Federal funds sold and other	1,266	4,482	5,748
Total interest-earning assets	2,193	45,401	47,594
Interest-bearing liabilities:
Interest-bearing demand deposits	(489)	13,438	12,949
Savings and money market	31	13,847	13,878
Demand, savings and money market	(458)	27,285	26,827
Certificates of deposit	1,277	13,987	15,264
Total interest-bearing deposits	819	41,272	42,091
FHLB term and line of credit advances	728	1,617	2,345
Subordinated debt	27	687	714
Federal Reserve Bank borrowings	3,207	2	3,209
Other borrowings	(25)	508	483
Total interest-bearing liabilities	4,756	44,086	48,842
Net Interest Income	$(2,563)	$1,315	$(1,248)

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

Interest income on interest-earning assets increased $47.6 million for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022. Of this increase, $37.7 million is attributable to increases in loan yields by 155 basis points for the nine months ended September 30, 2023, as compared to the nine months September 30, 2022. The increase in yields on interest-earning assets is due to the overall increase in market interest rates which is driven by the monetary policy of the Federal Reserve.

The increase in interest expense on total interest-bearing deposits of $42.1 million was due to a general increase in market interest rates. The increase in the cost of interest-bearing deposits increased from 0.36% for the nine months ended September 30, 2022 to 2.09% for the nine months ended September 30, 2023, was primarily the result the Federal Reserve raising federal funds target rate in response to inflationary concerns.

When compared to the nine months ended September 30, 2022, net interest margin decreased 2 basis points during the nine months ended September 30, 2023. Comparing the same periods, net interest spread decreased by 41 basis points to 2.89% from 3.30%. The decrease in both net interest margin and net interest spread can be attributed to the increase in yield on interest-earning assets being out paced by increases in the cost of interest-bearing liabilities.

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

Three months ended September 30, 2023, compared with three months ended September 30, 2022: During the three months ended September 30, 2023, there was a provision for credit losses of $1.2 million compared to a reversal of provision for credit losses of $136 thousand during the three months ended September 30, 2022. The provision for the quarter is the result of extended duration within the portfolio as well as realized charge-offs; however, overall we continue to experience positive credit trends The Company continues to estimate the allowance for credit losses with assumptions that anticipate slowing prepayment rates and continued market disruption caused by elevated inflation, supply chain issues and the impact of monetary policy on consumers and businesses. Net charge-offs for both the three months ended September 30, 2023, and 2022, were $1.6 million. For the three months ended September 30, 2023, gross charge-offs were $1.7 million, offset by gross recoveries of $65 thousand. In comparison, gross charge-offs were $1.7 million for the three months ended September 30, 2022, offset by gross recoveries of $76 thousand.

Nine months ended September 30, 2023, compared with nine months ended September 30, 2022: During the nine months ended September 30, 2023, there was a provision for credit losses of $1.2 million compared to a provision of $276 thousand during the nine months ended September 30, 2022. The increase in the provision for the nine months ended September 30, 2023, is the result of an increase in realized charge-offs and extension of duration in the portfolio. Net charge-offs for the nine months ended September 30, 2023, were $2.8 million compared to net charge-offs of $2.1 million for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, gross charge-offs were $3.4 million, offset by gross recoveries of $536 thousand. In comparison, gross charge-offs were $2.6 million for the nine months ended September 30, 2022, offset by gross recoveries of $453 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended September 30, 2023, compared with three months ended September 30, 2022: The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2023, and 2022.

Non-Interest Income

For the Three Months Ended September 30,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Service charges and fees	$2,690	$2,788	$(98)	(3.5)%
Debit card income	2,591	2,682	(91)	(3.4)%
Mortgage banking	226	310	(84)	(27.1)%
Increase in value of bank-owned life insurance	794	754	40	5.3%
Other
Investment referral income	101	137	(36)	(26.3)%
Trust income	291	249	42	16.9%
Insurance sales commissions	264	242	22	9.1%
Recovery on zero-basis purchased loans	2	129	(127)	(98.4)%
Income (loss) from equity method investments	(56)	(56)	—	—%
Other non-interest income	1,833	1,751	82	4.7%
Total other	2,435	2,452	(17)	(0.7)%
Subtotal	8,736	8,986	(250)	(2.8)%
Net gain (loss) on acquisition and branch sales	—	—	—	—%
Net gain (loss) from securities transactions	(1)	(17)	16	(94.1)%
Total non-interest income	$8,735	$8,969	$(234)	(2.6)%

Total non-interest income decreased $234 thousand during the three months ended September 30, 2023, as compared to the same period in 2022. The decrease is largely attributable to decreases in recovery on zero-basis purchased loans of $127 thousand, service charges and fees of $98 thousand, debit card income of $91 thousand and mortgage banking income of $84 thousand. The decrease in mortgage banking income is due to decreased activity in held for sale mortgage portfolio primarily due to increases in mortgage interest rates. The increase in other non-interest income was primarily due to increases in loan repurchase obligation reversal which was partially offset by decreased gains from economic derivatives.

Nine months ended September 30, 2023, compared with nine months ended September 30, 2022: The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2023, and 2022.

Non-Interest Income

For the Nine Months Ended September 30,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Service charges and fees	$7,888	$7,927	$(39)	(0.5)%
Debit card income	7,798	8,120	(322)	(4.0)%
Mortgage banking	527	1,300	(773)	(59.5)%
Increase in value of bank-owned life insurance	3,134	2,355	779	33.1%
Other
Investment referral income	307	420	(113)	(26.9)%
Trust income	799	806	(7)	(0.9)%
Insurance sales commissions	405	354	51	14.4%
Recovery on zero-basis purchased loans	515	163	352	216.0%
Income from equity method investments	(167)	(167)	—	—%
Other non-interest income	4,370	5,819	(1,449)	(24.9)%
Total other	6,229	7,395	(1,166)	(15.8)%
Subtotal	25,576	27,097	(1,521)	(5.6)%
Net gain (loss) on acquisition and branch sales	—	540	(540)	(100.0)%
Net gain (loss) from securities transactions	(1,291)	(9)	(1,282)	14244.4%
Total non-interest income	$24,285	$27,628	$(3,343)	(12.1)%

Total non-interest income decreased $3.3 million during the nine months ended September 30, 2023, as compared to the same period in 2022. The decrease is largely attributable to $1.3 million net loss on the sale of available-for-sale securities, a $1.2 million decrease in other income and a $540 thousand gain on branch sale in 2022. The investment securities sold were lower yielding AFS securities and the proceeds from the sale were reinvested in higher yielding interest-earning assets and to paydown higher cost interest-bearing liabilities to enhance future earnings. The calculated earn-back is expected to be less than 12 months. The decrease in mortgage banking income is due to decreased activity in held for sale mortgage portfolio. The decrease in other non-interest income was primarily due to decreases in loan repurchase obligation reversal and reduced gains on economic derivatives.

Non-Interest Expense

Three months ended September 30, 2023, compared with three months ended September 30, 2022: For the three months ended September 30, 2023, non-interest expense totaled $34.2 million, an increase of $2.0 million, when compared to the three months ended September 30, 2022. Changes in the various components of non-interest expense for the three months ended September 30, 2023, and 2022, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended September 30,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Salaries and employee benefits	$15,857	$15,442	$415	2.7%
Net occupancy and equipment	3,262	3,127	135	4.3%
Data processing	4,553	4,138	415	10.0%
Professional fees	1,312	1,265	47	3.7%
Advertising and business development	1,419	1,191	228	19.1%
Telecommunications	502	487	15	3.1%
FDIC insurance	660	340	320	94.1%
Courier and postage	548	436	112	25.7%
Free nationwide ATM cost	516	551	(35)	(6.4)%
Amortization of core deposit intangible	799	957	(158)	(16.5)%
Loan expense	132	174	(42)	(24.1)%
Other real estate owned	128	188	(60)	(31.9)%
Other	4,556	3,825	731	19.1%
Subtotal	34,244	32,121	2,123	6.6%
Merger expenses	—	115	(115)	(100.0)%
Total non-interest expense	$34,244	$32,236	$2,008	6.2%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $415 thousand for the period ended September 30, 2023, as compared to the same period in 2022. The increase is primarily due to increases in employee salaries and employee insurance cost, off-set by decreases in share-based compensation expense. The decrease in share-based compensation is due to the reversal of share-based compensation expense associated with the departure of senior management team members.
Data processing: There was an increase in data processing costs of $415 thousand for the period ended September 30, 2023, as compared to the same period in 2022. The increase is primarily due to inflationary effects on data processing vendor contracts.

FDIC insurance: FDIC insurance costs increased $320 thousand for the period ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to an increase in FDIC assessment rates.

Advertising and business development: There was an increase in advertising and business development costs of $228 thousand for the period ended September 30, 2023, as compared to the same period in 2022. The increase was primarily driven by additional expense to attract new deposit customers.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The increase in the other expense category includes a loss of $335 thousand on the disposal of other assets, an increase of $266 thousand of recruiting expenses, and an increase in travel related expenses of $130 thousand.

Nine months ended September 30, 2023, compared with nine months ended September 30, 2022: For the nine months ended September 30, 2023, non-interest expense totaled $100.6 million, an increase of $7.5 million, when compared to the nine months ended September 30, 2022. Changes in the various components of non-interest expense for the nine months ended September 30, 2023, and 2022, are discussed in more detail in the following table.

Non-Interest Expense

For the Nine Months Ended September 30,

			2023 vs. 2022
(Dollars in thousands)	2023	2022	Change	%
Salaries and employee benefits	$47,786	$45,893	$1,893	4.1%
Net occupancy and equipment	9,081	9,304	(223)	(2.4)%
Data processing	12,962	11,549	1,413	12.2%
Professional fees	4,341	3,547	794	22.4%
Advertising and business development	3,827	3,139	688	21.9%
Telecommunications	1,503	1,399	104	7.4%
FDIC insurance	1,535	780	755	96.8%
Courier and postage	1,469	1,348	121	9.0%
Free nationwide ATM cost	1,565	1,593	(28)	(1.8)%
Amortization of core deposit intangibles	2,635	3,118	(483)	(15.5)%
Loan expense	385	566	(181)	(32.0)%
Other real estate owned	318	201	117	58.2%
Other	13,196	10,168	3,028	29.8%
Sub-Total	100,603	92,605	7,998	8.6%
Merger expenses	—	526	(526)	(100.0)%
Total non-interest expense	$100,603	$93,131	$7,472	8.0%

Salaries and employee benefits: There was a $1.9 million increase in salaries and employee benefits for the nine month period ended September 30, 2023, as compared to the same period in 2022. Salaries increased $2.1 million from September 30, 2022 and share-based compensation expense decreased by $505 thousand for the same period. The decrease in share-based compensation is due to the reversal of share-based compensation expense associated with the departure of senior management team members.

Data processing: There was an increase in data processing costs of $1.4 million for the nine month period ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to increases in data processing fees of $794 thousand, software license expenses of $259 thousand, credit card processing fees of $205 thousand, and debit card expenses of $200 thousand.

Professional fees: Costs of professional fees increased $794 thousand for the nine month period ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to increases in consulting fees of $636 thousand and attorney fees of $168 thousand.

FDIC insurance: FDIC insurance costs increased $755 thousand for the nine month period ended September 30, 2023, as compared to the same period in 2022. The increase was primarily due to an increase in FDIC assessment rates.

Advertising and business development: There was an increase in advertising and business development costs of $688 thousand for the nine month period ended September 30, 2023, as compared to the same period in 2022. The increase was primarily driven by additional expense to attract new deposit customers.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. In the other expense category, there was a net $3.0 million increase, or 29.8%, between the nine months ending September 30, 2023, and 2022. The increase was primarily due to additional amortization of solar tax credits of $1.0 million, $825 thousand increase in the estimated credit loss on unfunded commitments and an increase in travel related expenses $704 thousand.

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

The efficiency ratio was 68.8% for the three months ended September 30, 2023, compared with 63.1% for the three months ended September 30, 2022. The increase was primarily due to an increase in non-interest expense as well as a decrease in net interest income.

The efficiency ratio was 69.3% for the nine months ended September 30, 2023, compared with 62.6% for the nine months ended September 30, 2022. The increase was primarily due to an increase in non-interest expense as well as a decrease in net interest income.

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

Three months ended September 30, 2023, compared with three months ended September 30, 2022: The effective income tax rate for the three month period ended September 30, 2023, was 13.5% as compared to 19.4% for the three month period ended September 30, 2022. Income tax expense for the three month period ended September 30, 2023, includes $4 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $476 thousand of benefit related to the recognition of federal tax credits net of related proportional amortization adjustments consistent with ASU 2023-02.

Nine months ended September 30, 2023, compared with nine months ended September 30, 2022: The effective income tax rate for the nine month period ended September 30, 2023, was 14.1% as compared to 16.2% for the nine month period ended September 30, 2022. Income tax expense for the nine month period ended September 30, 2023, includes $79 thousand of tax benefit attributable to the settlement in stock of restricted stock units and the exercise of options and $1.9 million of benefit related to the recognition of federal tax credits net of related proportional amortization adjustments consistent with ASU 2023-02.

Financial Condition

Total assets decreased $36.4 million from December 31, 2022, to $4.95 billion at September 30, 2023. This variance was primarily due to a decrease of available-for-sale securities of $127.4 and loans held for investment of $29.4 million, partially offset by an increase in cash and cash equivalents of $94.6 million. Total liabilities decreased $44.5 million to $4.53 billion at September 30, 2023. The change in total liabilities is mostly due to a decrease in total deposits of $159.6 million, partially offset by an increase in Federal Reserve Bank borrowings of $140.0 million. Total stockholders’ equity increased $8.0 million from $410.1 million at December 31, 2022, to $418.1 million at September 30, 2023, principally due to net income for the nine months ended September 30, 2023, offset by the increase in treasury stock and unrealized losses on available for sale securities, net of tax.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	September 30, 2023		December 31, 2022
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$585,129	17.8%	$594,863	18.0%	$(9,734)	(1.6)%
Real estate loans:
Commercial real estate	1,721,761	52.5%	1,721,268	52.0%	493	0.0%
Residential real estate	558,188	17.0%	570,550	17.2%	(12,362)	(2.2)%
Agricultural real estate	205,865	6.3%	199,189	6.0%	6,676	3.4%
Total real estate loans	2,485,814	75.8%	2,491,007	75.2%	(5,193)	(0.2)%
Agricultural	103,352	3.1%	120,003	3.6%	(16,651)	(13.9)%
Consumer	107,823	3.3%	105,675	3.2%	2,148	2.0%
Total loans held for investment	$3,282,118	100.0%	$3,311,548	100.0%	$(29,430)	(0.9)%
Total loans held for sale	$627	100.0%	$349	100.0%	$278	79.7%
Total loans held for investment (net of allowances)	$3,237,932	100.0%	$3,265,701	100.0%	$(27,769)	(0.9)%

Our commercial loan portfolio consists of various types of loans, most of which are generally made to borrowers located in the Wichita, Kansas City, and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri, and Oklahoma. The majority of our portfolio consists of commercial and industrial and commercial real estate loans, and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economies in which they operate.

At September 30, 2023, gross total loans, including loans held for sale, were 80.4% of deposits and 66.4% of total assets. At December 31, 2022, gross total loans, including loans held for sale, were 78.1% of deposits and 66.5% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2023, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2023
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$163,001	$343,980	$74,825	$3,323	$585,129
Real Estate:
Commercial real estate	320,478	1,072,841	250,242	78,200	1,721,761
Residential real estate	1,256	10,008	126,656	420,268	558,188
Agricultural real estate	78,654	89,312	27,967	9,932	205,865
Total real estate	400,388	1,172,161	404,865	508,400	2,485,814
Agricultural	70,362	25,739	3,088	4,163	103,352
Consumer	32,391	51,529	21,890	2,013	107,823
Total	$666,142	$1,593,409	$504,668	$517,899	$3,282,118
Loans with a predetermined fixed interest rate	$249,721	$720,631	$135,580	$293,296	$1,399,228
Loans with an adjustable/floating interest rate	416,421	872,778	369,088	224,603	1,882,890
Total	$666,142	$1,593,409	$504,668	$517,899	$3,282,118

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2023	December 31, 2022
	(Dollars in thousands)
Nonaccrual loans	$19,435	$17,601
Accruing loans 90 or more days past due	834	—
OREO acquired through foreclosure, net	214	600
Other repossessed assets	64	47
Total nonperforming assets	$20,547	$18,248
Ratios:
Nonperforming assets to total assets	0.42%	0.37%
Nonperforming assets to total loans plus OREO and repossessed assets	0.63%	0.55%

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

The nonperforming loans at September 30, 2023, consisted of 219 separate credits and 188 separate borrowers. We had 4 non-performing loan relationships, totaling $7.5 million, with an outstanding balance in excess of $1.0 million as of September 30, 2023.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At September 30, 2023, the Company had $14.5 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $37.6 million at December 31, 2022.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
September 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$13,696	$18,960	$7,336	$1,200	$1,324	$1,670	$44,186
Total loans outstanding (1)	1,721,761	585,129	558,188	205,865	103,352	107,823	3,282,118
Net (charge-offs) recoveries QTD	(2)	(1,397)	2	(3)	—	(188)	(1,588)
Net (charge-offs) recoveries YTD	65	(2,421)	3	—	47	(517)	(2,823)
Average loan balance QTD (1)	1,733,717	573,039	563,081	203,399	99,773	107,417	3,280,426
Average loan balance YTD (1)	1,750,349	580,359	566,080	202,963	100,450	106,841	3,307,042
Non-accrual loan balance	3,087	5,619	3,124	4,364	2,585	656	19,435
Loans to total loans outstanding	52.5%	17.8%	17.0%	6.3%	3.1%	3.3%	100.0%
ACL to total loans	0.8%	3.2%	1.3%	0.6%	1.3%	1.5%	1.3%
Net charge-offs to average loans QTD	—%	(0.2)%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.4)%	—%	—%	—%	(0.5)%	(0.1)%
Non-accrual loans to total loans	0.2%	1.0%	0.6%	2.1%	2.5%	0.6%	0.6%
ACL to non-accrual loans	443.7%	337.4%	234.8%	27.5%	51.2%	254.6%	227.4%

September 30, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$20,348	$13,415	$7,260	$1,048	$2,043	$2,385	$46,499
Total loans outstanding (1)	1,655,646	607,722	573,431	200,415	115,048	102,760	3,255,022
Net (charge-offs) recoveries QTD	(605)	(705)	(44)	1	(44)	(206)	(1,603)
Net (charge-offs) recoveries YTD	(837)	(666)	(58)	8	(45)	(544)	(2,142)
Average loan balance QTD (1)	1,667,823	575,149	581,389	200,534	113,351	101,205	3,239,451
Average loan balance YTD (1)	1,598,825	579,610	602,271	201,566	132,485	101,340	3,216,097
Non-accrual loan balance	5,341	7,536	3,269	3,268	3,441	274	23,129
Loans to total loans outstanding	50.9%	18.7%	17.6%	6.2%	3.5%	3.2%	100.0%
ACL to total loans	1.2%	2.2%	1.3%	0.5%	1.8%	2.3%	1.4%
Net charge-offs to average loans QTD	—%	(0.1)%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	(0.1)%	(0.1)%	—%	—%	—%	(0.5)%	(0.1)%
Non-accrual loans to total loans	0.3%	1.2%	0.6%	1.6%	3.0%	0.3%	0.7%
ACL to non-accrual loans	381.0%	178.0%	222.1%	32.1%	59.4%	870.4%	201.0%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at September 30, 2023, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2023.

The allowance for credit losses on loans measured on a collective basis totaled $39.8 million, or 1.2% of the $3.26 billion in loans measured on a collective basis at September 30, 2023, compared to an allowance for credit losses of $40.9 million, or 1.2%, of the $3.29 billion in loans measured on a collective basis at December 31, 2022. The total reserve percentage to total loans was 1.3% at September 30, 2023, and 1.4% at December 31, 2022.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2023, securities represented 21.4% of total assets, slightly decreasing from 23.8% at December 31, 2022.

At the date of purchase, debt securities are classified into one of two categories: held-to-maturity or available-for-sale. We do not purchase securities for trading purposes. At each reporting date, the appropriateness of the classification is reassessed. Investments in debt securities that are classified as held-to-maturity are carried at cost, and adjusted for the amortization of premiums and the accretion of discounts, only if management has the positive intent and ability to hold those securities to maturity. Debt securities that are not classified as held-to-maturity are classified as available-for-sale and are measured at fair value in the financial statements with unrealized gains and losses reported, net of tax, as accumulated comprehensive income or loss until realized. Interest earned on securities is included in total interest and dividend income. Also included in total interest and dividend income are dividends received on stock investments in the Federal Reserve Bank of Kansas City and the FHLB of Topeka. These stock investments are stated at cost.

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$122,665	$105,586	$123,196	$106,406
U.S. Treasury securities	259,253	233,912	257,690	232,158
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	512,980	442,421	560,776	498,606
Private label residential mortgage-backed securities	173,876	144,835	190,889	163,560
Corporate	56,702	49,701	56,642	52,374
Small Business Administration loan pools	10,953	10,148	12,915	12,181
State and political subdivisions	84,261	70,406	130,311	119,105
Total available-for-sale securities	$1,220,690	$1,057,009	$1,332,419	$1,184,390

Held-To-Maturity Securities

	September 30, 2023		December 31, 2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,097	$1,043	$1,108	$1,108
State and political subdivisions	1,115	1,081	840	865
Total held-to-maturity securities	$2,212	$2,124	$1,948	$1,973

At September 30, 2023, and December 31, 2022, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2023, and December 31, 2022. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2023
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$19,029	0.50%	$47,935	1.00%	$36,995	1.66%	$1,627	2.02%	$105,586	1.15%
U.S. Treasury securities	1,020	4.73%	232,892	1.19%	—	—%	—	—%	233,912	5.92%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	101,071	1.43%	136,864	1.93%	204,486	2.62%	442,421	2.13%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	144,835	2.19%	144,835	2.19%
Corporate	—	—%	7,994	7.47%	41,707	4.63%	—	—%	49,701	5.08%
Small Business Administration loan pools	—	—%	—	—%	6,795	4.91%	3,353	1.87%	10,148	3.91%
State and political subdivisions(1)	3,364	1.99%	8,458	2.40%	28,934	2.02%	29,650	2.34%	70,406	2.20%
Total available-for-sale securities	23,413	0.90%	398,350	1.38%	251,295	2.43%	383,951	2.43%	1,057,009	2.00%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,097	4.92%	1,097	4.92%
State and political subdivisions(1)	—	—%	—	—%	—	—%	1,115	4.62%	1,115	4.62%
Total held-to-maturity securities	—	—%	—	—%	—	—%	2,212	4.77%	2,212	4.77%
Total debt securities	$23,413	0.90%	$398,350	1.38%	$251,295	2.43%	$386,163	2.44%	$1,059,221	2.00%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2022
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$49,100	0.74%	$54,094	1.51%	$3,212	1.96%	$106,406	1.17%
U.S. Treasury securities	—	—%	222,552	1.18%	9,606	1.32%	—	—%	232,158	1.19%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	89,698	1.44%	161,354	1.86%	247,554	2.50%	498,606	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	163,560	2.21%	163,560	2.21%
Corporate	—	—%	7,904	6.20%	44,470	4.65%	—	—%	52,374	4.88%
Small Business Administration loan pools	—	—%	—	—%	7,676	3.53%	4,505	1.79%	12,181	2.89%
State and political subdivisions(1)	4,958	2.61%	18,601	2.42%	42,088	2.31%	53,458	2.50%	119,105	2.43%
Total available-for-sale securities	4,958	2.61%	387,855	1.35%	319,288	2.27%	472,289	2.39%	1,184,390	2.02%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,108	4.96%	1,108	4.96%
State and political subdivisions(1)	—	—%	—	—%	—	—%	840	4.57%	840	4.57%
Total held-to-maturity securities	—	—%	—	—%	—	—%	1,948	4.79%	1,948	4.79%
Total debt securities	$4,958	2.61%	$387,855	1.35%	$319,288	2.27%	$474,237	2.40%	$1,186,338	2.02%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At September 30, 2023, and December 31, 2022, 59.6% and 62.1% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.2 years and 5.1 years and a modified duration of 4.4 years and 4.3 years.

Goodwill Impairment Assessment

At September 30, 2023, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired.

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

The following table shows our composition of deposits at September 30, 2023, and December 31, 2022.

Composition of Deposits

	September 30, 2023		December 31, 2022
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$936,217	22.9%	$1,097,899	25.9%
Interest-bearing demand	947,464	23.2%	1,061,264	25.0%
Savings and money market	1,449,539	35.5%	1,268,320	29.9%
Time	748,950	18.4%	814,324	19.2%
Total deposits	$4,082,170	100.0%	$4,241,807	100.0%

Total deposits at September 30, 2023, were $4.08 billion, an decrease of $159.6 million, or 3.8%, compared to total deposits of $4.24 billion at December 31, 2022.

Equity Bank participates in the Insured Cash Sweep (“ICS”) service that allows the Bank to break large non-time deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. These deposits are placed through ICS services, but are Equity Bank’s customer relationships that management views as core funding. The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows the bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at September 30, 2023, and December 31, 2022.

	September 30, 2023	December 31, 2022
Interest-bearing demand	(Dollars in thousands)
Reciprocal	$124,398	$17,717
Total interest-bearing demand	124,398	17,717
Savings and money market
Reciprocal	323,308	282,705
Total savings and money market	323,308	282,705
Time
Reciprocal	20,739	11,764
Non-reciprocal brokered	149,930	251,799
Total time	170,669	263,563
Total reciprocal and brokered deposits	$618,375	$563,985

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of September 30, 2023, and December 31, 2022.

	September 30, 2023	December 31, 2022	Change	%
	(Dollars in thousands)
3 months or less	$49,614	$40,578	$9,036	22.3%
Over 3 through 6 months	58,772	51,365	7,407	14.4%
Over 6 through 12 months	83,895	19,191	64,704	337.2%
Over 12 months	25,895	34,586	(8,691)	(25.1)%
Total Time Deposits	$218,176	$145,720	$72,456	49.7%

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

During the nine months ended September 30, 2023, and 2022, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing investment and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and the Federal Reserve Bank borrowings.

Our largest sources of funds are deposits, Federal Reserve Bank borrowings and FHLB borrowings and largest uses of funds are loans, securities and debt repayment. Average loans were $3.31 billion for the nine months ended September 30, 2023, an increase of 2.3% over the December 31, 2022, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 5.2 years and a modified duration of 4.5 years at September 30, 2023.

Cash and cash equivalents were $199.0 million at September 30, 2023, an increase of $94.6 million from the $104.4 million cash and cash equivalents at December 31, 2022. The increase in cash and cash equivalents is driven by $120.6 million net cash provided by investing activities, $63.6 million net cash provided by operating activities, offset by $89.6 million net cash used in financing activities. The $89.6 million net change in cash provided by financing activities includes increases in FHLB term advances of $1.1 billion and federal reserve bank borrowings of $141.0 million, offset by net outflows of $966.1 million for paydown of FHLB term advances, $159.7 million in outflows for the decrease in deposits, $138.9 million outflow for net borrowings on the FHLB line of credit and $17.6 million outflow for the repurchase of treasury stock. Cash and cash equivalents at January 1, 2023, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities, Federal Reserve Bank borrowings and FHLB borrowings during the first nine months of 2023 were used to originate or purchase loans and to purchase investment securities. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2023, and December 31, 2022, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2023, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

			As of the period ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$418,130	$418,435	$425,123	$410,058	$395,806
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	7,961	8,760	9,678	10,596	11,598
Less: mortgage servicing asset, net	100	126	151	176	201
Less: naming rights, net	1,011	1,022	1,033	1,044	1,054
Tangible common equity	$355,957	$355,426	$361,160	$345,141	$329,852
Common shares issued at period end	15,413,064	15,396,739	15,730,257	15,930,112	16,017,834
Diluted common shares outstanding at period end	15,500,749	15,468,319	15,822,536	16,163,253	16,225,591
Book value per common share	$27.13	$27.18	$27.03	$25.74	$24.71
Tangible book value per common share	$23.09	$23.08	$22.96	$21.67	$20.59
Tangible book value per diluted common share	$22.96	$22.98	$22.83	$21.35	$20.33

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

	As of the period ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in thousands)
Total stockholders’ equity	$418,130	$418,435	$425,123	$410,058	$395,806
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	7,961	8,760	9,678	10,596	11,598
Less: mortgage servicing asset, net	100	126	151	176	201
Less: naming rights, net	1,011	1,022	1,033	1,044	1,054
Tangible common equity	$355,957	$355,426	$361,160	$345,141	$329,852
Total assets	$4,945,267	$5,094,883	$5,156,716	$4,981,651	$5,000,415
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	7,961	8,760	9,678	10,596	11,598
Less: mortgage servicing asset, net	100	126	151	176	201
Less: naming rights, net	1,011	1,022	1,033	1,044	1,054
Tangible assets	$4,883,094	$5,031,874	$5,092,753	$4,916,734	$4,934,461
Equity to assets	8.46%	8.21%	8.24%	8.23%	7.92%
Tangible common equity to tangible assets	7.29%	7.06%	7.09%	7.02%	6.68%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in thousands)
Total average stockholders’ equity	$426,260	$424,862	$420,500	$398,270	$436,191
Less: average intangible assets	62,635	63,453	64,447	65,450	66,445
Average tangible common equity	$363,625	$361,409	$356,053	$332,820	$369,746
Net income (loss) allocable to common stockholders	$12,341	$11,456	$12,323	$11,608	$15,171
Amortization of intangible assets	835	954	954	961	992
Less: tax effect	175	200	200	202	208
Adjusted net income allocable to common stockholders	$13,001	$12,210	$13,077	$12,367	$15,955
Return on total average stockholders’ equity (ROAE) annualized	11.49%	10.82%	11.89%	11.57%	13.80%
Return on average tangible common equity (ROATCE) annualized	14.18%	13.55%	14.89%	14.74%	17.12%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
	(Dollars in thousands)
Non-interest expense	$34,244	$33,130	$33,229	$35,249	$32,236
Less: merger expense	—	—	—	68	115
Non-interest expense, excluding loss on debt extinguishment and merger expense	$34,244	$33,130	$33,229	$35,181	$32,121
Net interest income	$41,012	$39,429	$39,110	$42,031	$41,944
Non-interest income	$8,735	$6,950	$8,600	$8,329	$8,969
Less: net gain on acquisition and branch sales	—	—	—	422	—
Less: net gain (loss) from securities transactions	(1)	(1,322)	32	14	(17)
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$8,736	$8,272	$8,568	$7,893	$8,986
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$49,748	$47,701	$47,678	$49,924	$50,930
Non-interest expense to net interest income plus non-interest income	68.84%	71.43%	69.65%	69.99%	63.32%
Efficiency Ratio	68.83%	69.45%	69.69%	70.47%	63.07%

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

The change in the impact of net interest income from the base case for September 30, 2023, and December 31, 2022, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The increase in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans receivable that will reprice to higher interest rates, non-term deposits that will adjust to higher rates but at a slower pace, the use of derivatives to hedge borrowing costs, reduced levels of fixed rate investments, reduced duration of asset based cash flow hedges, and elevated levels of cash on the balance sheet compared to December 31, 2022. These factors result in the positive impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable and the level of term deposit repricing; and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for September 30, 2023, and December 31, 2022 is due to being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario; however, due to the current level of convexity in our fixed rate pre-payable assets becoming less negative and positive, in some cases, on a portion of or portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At September 30, 2023, non-interest-bearing deposits were approximately $161.7 million, or 14.73%, lower than that deposit type at December 31, 2022. Substantially all investments and approximately 42.5% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2023	December 31, 2022
+300 basis points	7.3%	5.0%
+200 basis points	4.8%	3.3%
+100 basis points	2.4%	1.6%
0 basis points	—	—
-100 basis points	(1.3)%	(2.3)%
-200 basis points	(2.3)%	(6.0)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2023	December 31, 2022
+300 basis points	(10.2)%	(10.7)%
+200 basis points	(6.3)%	(6.6)%
+100 basis points	(3.2)%	(3.3)%
0 basis points	—	—
-100 basis points	1.5%	0.7%
-200 basis points	1.9%	(0.5)%

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

The Company and Equity Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. Equity Bank's level of uninsured deposits as a percentage of non-brokered deposits was 36.4% at September 30, 2023, and 25.3% at December 31, 2022.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

In September of 2022, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock, from time to time, beginning October 1, 2022, and concluded on September 30, 2023. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2022, and 2023, the Company repurchased a total of 832,893 shares of the Company’s outstanding common stock at an average price paid of $27.89 per share. At September 30, 2023, there are 167,107 shares remaining under the program that expired on September 30, 2023.

On July 26, 2023, the Board of Directors of Equity Bancshares, Inc. approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2023, and concluding on September 30, 2024. The repurchase program does not obligate Equity to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received September 27, 2023.

No shares were repurchased under the program during the third quarter of 2023.

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

Appointment of Chris M. Navratil as Executive Vice President and Chief Financial Officer of Equity Bank

On August 4, 2023, the Company announced the appointment of Chris M. Navratil as Executive Vice President and Chief Financial Officer of the Company.

In connection with his appointment, Mr. Navratil entered into an employment agreement, dated November 6, 2023, by and among the Company, Equity Bank and Mr. Navratil. The initial term of the employment agreement is three years and will automatically renew for successive one-year periods thereafter, unless the agreement is terminated in accordance with its terms. Under the terms of the employment agreement, Mr. Navratil will receive a base salary of $275,000 and a target annual incentive bonus of 50% of his base salary. Mr. Navratil will also be eligible to receive an annual equity award with a target grant date fair value equal to 50% of his base salary, which may be subject to certain vesting, performance and other conditions.

Mr. Navratil’s employment agreement provides that upon the termination of his employment by Mr. Navratil for good reason or by Equity Bank without cause, Mr. Navratil will be entitled to receive his base salary for a period of twelve months following such termination, subject to compliance with the terms of the employment agreement and execution of a general release in favor of the Company and Equity Bank.

Mr. Navratil’s employment agreement contains a change in control provision that provides for a payment to him if his employment is terminated by Mr. Navratil for good reason, by Equity Bank (or its successor) without cause, or due to Equity Bank’s (or its successor’s) nonrenewal of the employment agreement within 24 months after a qualifying change in control. Upon a qualifying change in control and termination of his employment, Mr. Navratil would be entitled to a payment equal to 2.99 times the sum of (i) his prior year’s base salary and (ii) all other cash compensation paid to him and received during such year. Any payments pursuant to the change in control provision are subject to compliance with restrictions imposed by the Internal Revenue Code. Additionally, Mr. Navratil is bound by the restrictive covenants set forth in his employment agreement.

Item 6: Exhibits

Exhibit No.	Description
10.1†*	Employment Agreement, dated November 6, 2023, by and between Equity Bank and Chris M. Navratil.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

Equity Bancshares, Inc.

November 9, 2023	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 9, 2023	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer