Form 10-K
period 2023-12-31
EQUITY BANCSHARES INC
filed 2024-03-07
CIK 1227500

`

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 001-37624

EQUITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kansas	72-1532188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 East Kellogg Drive, Suite 300 Wichita, KS	67207
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 316.612.6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of exchange on which registered
Class A Common Stock, par value $0.01 per share	EQBK	New York Stock Exchange

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

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $443.0 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 29, 2024
Class A Common Stock, par value $0.01 per share	15,437,891
Class B Non-Voting Common Stock, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
•
differences in our realized losses as compared to historical loss experience adjusted for quantitative and qualitative factors reflected in our calculation of the allowance for credit losses;
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
•
a lack of liquidity resulting from decreased asset repayment rates, lower deposit balances, or other factors;
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
•
the obligations associated with being a public company;
•
effect of pending and future litigation, including the results of the overdraft fee litigation against the Company that is described in this annual report; and
•
other factors that are discussed in “Item 1A – Risk Factors.”

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

Part I

Item 1: Business

Our Company

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 64 branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2023. As of December 31, 2023, we had, on a consolidated basis, total assets of $5.03 billion, total deposits of $4.15 billion, total loans (net of allowances) of $3.29 billion and total stockholders’ equity of $452.9 million.

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
•
December 2023 – Announced the Company's merger with Rockhold BanCorp, the parent company of Bank of Kirksville. Following the merger, the Company has added approximately $350 million in deposit balances and $122 million in loan balances serviced out of 8 branch locations located in northcentral Missouri. The transaction closed on February 9, 2024.

In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire. Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically. In addition, we focus on growth in our commercial loan portfolio through hiring and retaining talented bankers and incentivizing them to expand their commercial banking relationships. We also seek to increase our most attractive deposit accounts, primarily by growing deposits in our community markets and cross selling our depository products to our loan customers.

As a result of these strategic and organic growth efforts, we have expanded our team of full-time equivalent employees from 19 to 717 and our network of branches from 2 to 64 as of December 31, 2023. We believe that we are well positioned to continue to be a strategic consolidator of community banks while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

Our Strategies

We believe we are a leading provider of commercial and personal banking services to businesses and business owners as well as individuals in our targeted Midwestern markets. Our strategy is to continue consolidating community banks within such markets and maintaining our organic growth, while preserving our asset quality through disciplined lending practices.

•
Strategic Consolidation of Community Banks. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. The following map illustrates the headquarters of potential acquisition opportunities within our target footprint.

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

Despite the significant number of opportunities, we intend to continue to employ a disciplined approach to our acquisition strategy and only seek to identify and partner with financial institutions that possess attractive market share, low-cost deposit funding or compelling non-interest income-generating businesses. We believe consolidation will lead to organic growth opportunities for us following the integration of businesses we acquire. We also expect to continue to manage our branch network in order to ensure effective coverage for customers while minimizing any geographic overlap and driving corporate efficiency.

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
•
Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share. We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City, Wichita and Tulsa, and stable community markets within Western Kansas, Western Missouri, Topeka, Northern Arkansas and Northern Oklahoma. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets. The following table shows our total deposits and loans in our community markets and our metropolitan markets as of December 31, 2023, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$1,633,213	39%	$2,461,136	74%
Community markets(3)	$2,512,242	61%	$871,765	26%

(1)
Amounts in thousands.
(2)
Represents 15 locations in the Wichita, Kansas City and Tulsa metropolitan statistical areas (“MSAs”).
(3)
Represents 49 locations outside of the Wichita, Kansas City and Tulsa MSAs.

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

•
Experienced Leadership and Management Team. Our seasoned and experienced executive management team, senior leaders and board of directors have exhibited the ability to deliver stockholder value by consistently growing profitably while expanding our commercial banking franchise through acquisition and integration. Our executive management team has, on average, more than twenty years of experience working for and with large, financial institutions in our markets during various economic cycles along with significant merger and acquisition experience in the financial services industry. Our team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation and problem solving.
•
Focus on Commercial Banking. We are primarily a commercial bank. As measured by outstanding balances at December 31, 2023, commercial loans composed over 70.8% of our loan portfolio and within our commercial loan portfolio, 74.6% of such loans were commercial real estate loans and 25.4% were commercial and industrial loans. We have developed strong commercial relationships in our markets across a diversified range of sectors including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate. We have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards. Our relationship-based approach seeks to grow lending relationships with our customers through cross-selling our banking products, such as our deposit and treasury management tools, as they expand their businesses. We have a growing presence in attractive commercial banking markets, such as Wichita, Kansas City and Tulsa, which we believe present significant opportunities to continue to increase our business banking activities.
•
Our Ability to Consolidate. Our branches are strategically located within metropolitan markets as well as stable community markets that present opportunities to expand our market share. Our executive management team has identified significant acquisition and consolidation opportunities ranging from small to large community banking institutions. We believe our track record of strategic acquisitions and effective integrations, combined with our expertise in our markets and scalable platform, will allow us to capitalize on these growth opportunities.
•
Disciplined Acquisition Approach. Our disciplined approach to acquisitions, consolidations and integrations includes the following: (i) selectively acquiring community banking franchises only at appropriate valuations, after taking into account risks that we perceive with respect to the targeted bank; (ii) completing comprehensive due diligence and developing an appropriate plan to address any legacy credit problems of the targeted institution; (iii) identifying an achievable cost savings estimate and holding our management accountable for achieving such estimates; (iv) executing definitive acquisition agreements that we believe provide adequate protections to us; (v) installing our credit procedures, audit and risk management policies and procedures and compliance standards upon consummation of the acquisition; (vi) collaborating with the target’s management team to execute on synergies and cost saving opportunities related to the acquisition; and (vii) involving a broader management team across multiple departments in order to help ensure the successful integration of all business functions. We believe our approach allows us to realize the benefits of the acquisition and create stockholder value while appropriately managing risk.
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
•
Culture Committed to Talent Development, Transparency and Accountability. We have invested in professional talent since our inception by building a team of “businesspersons first and bankers second” and economically aligned them with our stockholders, through our share-based incentive compensation and stock purchase opportunities. In our efforts to become a destination for seasoned bankers with an entrepreneurial spirit, we have developed numerous leadership development programs. For example, “Equity University” is a year-long program we designed for our promising company-wide leaders. We believe our well-trained and motivated professionals work most effectively in a corporate environment that emphasizes transparency, respect, innovation and accountability. Our culture provides our professionals with the empowerment to better serve our clients and our communities.
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

Lending Activities

At December 31, 2023, we had total loans of $3.29 billion (net of allowances), representing 65.3% of our total assets. For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City, Tulsa and Wichita. Our loan portfolio consists primarily of commercial real estate loans, which were $1.76 billion and constituted 52.8% of our total loans as of December 31, 2023, commercial and industrial loans, which were $598.3 million and constituted 18% of our total loans as of December 31, 2023, and residential real estate loans, which were $556.3 million and constituted 16.7% of our total loans as of December 31, 2023. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals. The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas, Missouri and Oklahoma. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses in our loan portfolio as of December 31, 2023.

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

Large Credit Relationships. As of December 31, 2023, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $344.7 million, or 10.3% of total loans. See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

Loan Underwriting and Approval. Historically, we believe we have made sound, high quality loans while recognizing that lending money involves a degree of business risk. We have loan policies designed to assist us in managing this business risk. These policies provide a general framework for our loan origination, monitoring and funding activities, while recognizing that not all risks can be anticipated. Our board of directors delegates loan authority up to board-approved hold limits collectively to our Directors’ credit committee, which is comprised of members of our board of directors. Our board of directors also delegates limited lending authority to our internal loan committee, which is comprised of members of our executive management team. In addition, our board of directors also delegates more limited lending authority to our Chief Executive Officer, President, Chief Credit Officer, credit risk personnel and, on a further limited basis, to selected lending managers in each of our target markets. Lending officers and relationship managers, including our bankers, have further limited individual loan authority. When the total relationship exceeds an individual’s loan authority, a higher authority or credit committee approval is required. The objective of our approval process is to provide a disciplined, collaborative approach to larger credits while maintaining responsiveness to client needs.

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

Managing credit risk is a Company-wide process. Our strategy for credit risk management includes well-defined, centralized credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all credit exposures. Our processes emphasize early-stage review of loans, regular credit evaluations and management reviews of loans, which supplement the ongoing and proactive credit monitoring and loan servicing provided by our bankers. Our Chief Credit Officer provides Company-wide credit oversight to ensure that the risk identification processes are functioning properly and that our credit standards are followed. In addition, a third-party loan review is performed to assist in the identification of problem assets and to confirm our internal risk rating of loans. We attempt to identify potential problem loans early in an effort to seek aggressive resolution of these situations before the loans become a loss, record any necessary charge-offs promptly and maintain adequate allowance levels for probable credit losses incurred in the loan portfolio.

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

The Bank’s legal lending limit as of December 31, 2023, on loans to a single borrower was $143.0 million. However, we typically maintain an in-house limit of $25.0 million for loans to a single borrower. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

Commercial Real Estate Loans. We make commercial mortgage loans collateralized by real estate, which may be owner occupied or non-owner-occupied. Commercial real estate lending typically involves higher loan principal amounts and the repayment is dependent, in large part, on sufficient income from the properties securing the loans to cover operating expenses and debt service. We require our commercial real estate loans to be secured by well-managed property with adequate margins and generally obtain a guarantee from responsible parties. Our commercial mortgage loans generally are collateralized by first liens on real estate, have variable or fixed interest rates and amortize over a 10 to 20-year period with balloon payments or rate adjustments due at the end of three to seven years. Periodically, we will utilize an interest rate swap to hedge against long-term fixed rate exposures. Commercial mortgage loans considered for interest rate swap hedging typically have terms of greater than five years.

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

From time to time we have purchased pools of residential mortgages originated by other financial institutions to hold for investment with the intent to diversify our residential mortgage loan portfolio and increase our yield. We have a defined set of credit guidelines that we use when evaluating these credits. Although these loans were originated and underwritten by another institution, our mortgage and credit departments do their own independent review. These loans typically are secured by collateral outside of our branch footprint.

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

Generally, our agricultural real estate loans amortize over periods not in excess of 20 years and have a loan-to-value ratio under 80%. We also originate agricultural real estate loans directly and through programs sponsored by the Farm Service Agency (“FSA”), an agency of the United States Department of Agriculture, which provides a partial guarantee on loans underwritten to FSA standards. Agricultural real estate loans generally carry higher interest rates and have shorter terms than 1-4 family residential real estate loans. Agricultural real estate loans, however, entail additional credit risks compared to one-to-four-family residential real estate loans, as they typically involve larger loan balances concentrated with single borrowers or groups of related borrowers. We generally require farmers to obtain multi-peril crop insurance coverage through a program partially subsidized by the Federal government to help mitigate the risk of crop failures.

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

Other Products and Services

We offer banking products and services that are competitively priced with a focus on convenience and accessibility. We offer a full suite of online banking solutions including access to account balances, online transfers, online bill payment and electronic delivery of customer statements, mobile banking solutions for iPhone and Android phones, including remote check deposit with mobile bill pay. We offer extended drive-through hours, ITMs, ATMs and banking by telephone, mail and personal appointment. We offer debit cards with no ATM surcharges or foreign ATM fees for checking customers, plus night depository, direct deposit, cashier’s and travelers checks and letters of credit, as well as treasury management services, wire transfer services and automated clearing house (“ACH”) services. We offer both consumer and commercial credit cards, as well as Health Savings Account solutions.

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

We offer insurance brokerage services primarily focused on crop coverage for agricultural customers throughout our footprint.

Our Markets

As of December 31, 2023, we conducted banking operations through our 64 bank locations in Arkansas, Kansas, Missouri and Oklahoma. We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets. In particular, we believe our markets provide us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in metropolitan areas.

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

Information Technology Systems

We continue to make significant investments in our information technology systems and staff for our banking and lending operations and treasury management activities. We believe this investment will support our continued growth, permit us to enhance our capabilities to offer new products and overall customer experience and enable us to provide scale for future growth and acquisitions. We use nationally recognized software vendors and their support allows us to operate our data processing and core systems in-house. Our internal network is maintained in-house. We house our back-up site at a decentralized location. This back-up site is intended to provide for redundancy and disaster recovery capabilities in the event of a significant equipment failure or disaster.

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

For a discussion of our cybersecurity risk management and strategy and governance, please see “Item 1C – Cybersecurity"

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

As of December 31, 2023, the Company employed 717 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

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

In accordance with the Economic Growth, Regulatory Relief and Consumer Protection Act, depository institutions and depository institution holding companies that have less than $10 billion in total consolidated assets and meet other qualifying criteria, including a leverage ratio of greater than 9%, off-balance-sheet exposures of 25% or less of total consolidated assets and trading assets plus trading liabilities of 5% or less of total consolidated assets, are deemed “qualifying community banking organizations” and are eligible to opt into the community bank leverage ratio framework. A qualifying community banking organization that elects to use the community bank leverage ratio framework and that maintains a leverage ratio of greater than 9% is considered to have satisfied the generally applicable risk-based and leverage capital requirements under the Basel III rules and, if applicable, is considered to have met the “well capitalized” ratio requirements for purposes of its primary federal regulator’s prompt corrective action rules, discussed below. The final rules include a two-quarter grace period during which a qualifying community banking organization that temporarily fails to meet any of the qualifying criteria, including the greater-than 9% leverage ratio requirement, is generally still deemed “well capitalized” so long as the banking organization maintains a leverage ratio greater than 8%. A banking organization that fails to maintain a leverage ratio greater than 8% is not permitted to use the grace period and must comply with the generally applicable requirements under the Basel III Capital rules and file the appropriate regulatory reports. The Company and Equity Bank have not made an election to use the community bank leverage ratio framework but may make such an election in the future if eligible and doing so is advantageous.

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

Pursuant to FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2023, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

As of December 31, 2023, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

Recent cyber-attacks against banks and other institutions that resulted in unauthorized access to confidential customer information have prompted the federal banking agencies to issue extensive guidance on cybersecurity. The regulatory agencies may devote more resources to this part of their safety and soundness examination than they may have in the past.

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

The Community Reinvestment Act

The Community Reinvestment Act (“CRA”) and related regulations are intended to encourage banks to help meet the credit needs of their service areas, including low- and moderate-income neighborhoods, consistent with safe and sound operations. The bank regulators examine and assign each bank a public CRA rating. The CRA requires bank regulators to take into account the bank’s record in meeting the needs of its service area when considering an application by a bank to establish or relocate a branch or to conduct certain mergers or acquisitions. The Federal Reserve is required to consider the CRA records of a bank holding company’s controlled banks when considering an application by the bank holding company to acquire a banking organization or to merge with another bank holding company. When we or the Bank apply for regulatory approval to engage in certain transactions, the regulators will consider the CRA record of target institutions and our depository institution subsidiaries. An unsatisfactory CRA record could substantially delay approval or result in a withdrawal or denial of an application. The regulatory agency’s assessment of the institution’s record is made available to the public. The Bank received an overall CRA rating of “satisfactory” on its most recent CRA examination.

In October 2023, the FDIC, the Federal Reserve and the Office of the Comptroller of the Currency (“OCC”) jointly adopted a final rule that amends their regulations implementing the CRA. The final rule adopts key changes to existing CRA regulations, including:

1.
Changes to the asset threshold of the different bank categories covered under the regulations.
2.
Changes to activities that qualify for CRA credit.
3.
New types of assessment areas that allow for increased flexibility in obtaining CRA credit.
4.
New data collection and reporting obligations.

The final rule's effective date is April 1, 2024; however, most of the rule's new requirements will be applicable beginning January 1, 2026. The new data reporting requirements will be applicable on January 1, 2027.

Cybersecurity

Federal bank regulatory agencies have adopted guidelines for establishing information security standards and cybersecurity programs for implementing safeguards. These guidelines, along with related regulatory materials, increasingly focus on risk management and processes related to information technology and the use of third parties in the provision of financial services. State regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Many states have also recently implemented or modified their data breach notification, information security and data privacy requirements. We expect this trend of state-level activity in those areas to continue and are continually monitoring developments in the states in which our customers are located.

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards, regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

Federal banking regulators have imposed a cybersecurity-related notification rules that requires banking organizations to notify their primary federal regulator as soon as possible and within 36 hours of incidents that, among other things, have materially disrupted or degraded, or are reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization or impact the stability of the financial sector. The rule also imposes requirements on bank service providers to notify their affected banking organization customers of certain computer-security incidents.

Further, In July 2023, the SEC adopted rules requiring public companies to disclose material cybersecurity incidents they experience and to disclose on an annual basis material information regarding their cybersecurity risk management, processes, strategy, and governance. The rules also generally require public companies to disclose on Form 8-K any cybersecurity incident it determines to be material within four business days of such determination and to describe the material aspects of the incident's nature, scope, and timing, as well as its material impact or reasonably likely material impact on the company. See Item 1C. Cybersecurity for a discussion of the Company’s cybersecurity risk management, strategy and governance.

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
•
the outbreak of an epidemic, pandemic or highly contagious disease occurring in the United States or in the geographies in which we conduct operations;
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
•
recent negative developments affecting the banking industry, and resulting media coverage, may have eroded customer confidence in the banking system;
•
any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company's expenses and affect the Company's operation;
•
climate change related legislative and regulatory initiatives, have the potential to disrupt our business and adversely impact the operations and creditworthiness of our customers
•
the market price of our Class A common stock may be subject to substantial fluctuations which may make it difficult for you to sell your shares at the volumes, prices and times desired;
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

As of December 31, 2023, our ten largest loan relationships totaled over $344.7 million in loan exposure, or 10.4% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

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

Our financial instruments expose us to certain market risks and may increase the volatility of earnings and AOCI.

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

As of December 31, 2023, our ten largest non-brokered depositors accounted for $270.6 million in deposits, or approximately 6.5% of our total deposits. Further, our non-brokered deposit account balance was $3.8 billion, or approximately 92.4% of our total deposits, as of December 31, 2023. Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected, If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. As of December 31, 2023, we had a net unrealized loss of $51.9 million on our available for-sale investment securities portfolio primarily as a result of the rising interest rate environment.

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

We may be the subject of litigation, which would result in legal liability and damage to its business and reputation.

From time to time, we may be subject to claims or legal action from customers, employees or others. Financial institutions like the Company are facing a growing number of significant class actions, including those based on the manner of calculation of interest on loans and the assessment of overdraft fees. Future litigation could include claims for substantial compensatory and/or punitive damages or claims for indeterminate amounts of damages. The Company is also involved from time to time in other reviews, investigations and proceedings (both formal and informal) by governmental and other agencies regarding its businesses. These matters also could result in adverse judgments, settlements, fines, penalties, injunctions or other relief. Like other financial institutions, we are also subject to risk from potential employee misconduct, including non-compliance with policies and improper use or disclosure of confidential information. Substantial legal liability or significant regulatory action against us could materially adversely affect its business, financial condition or results of operations and/or cause significant reputational harm to its business.

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

Negative developments affecting the banking industry, and resulting media coverage in 2023 eroded customer confidence in the banking system.

The high-profile bank failures in 2023 involving Silicon Valley Bank, Signature Bank and First Republic Bank have generated significant market volatility among publicly traded bank holding companies and, in particular, regional banks like Equity Bank. These market developments negatively impacted customer confidence in the safety and soundness of regional banks. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact Equity Bank's liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC made statements ensuring that depositors of these failed banks would have access to their deposits, including uninsured deposit accounts, there is no guarantee that such actions will be successful in restoring customer confidence in regional banks and the banking system more broadly.

Any regulatory examination scrutiny or new regulatory requirements arising from the recent events in the banking industry could increase the Company’s expenses and affect the Company’s operations.

The Company and Equity Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. Equity Bank's level of uninsured deposits as a percentage of non-brokered deposits was 35.2% at December 31, 2023, and 25.3% at December 31, 2022.

Climate change related legislative and regulatory initiatives, have the potential to disrupt our business and adversely impact the operations and creditworthiness of our customers.

Political and social attention to the issue of climate change has increased. The federal and state legislatures and regulatory agencies have proposed legislative and regulatory initiatives seeking to mitigate the effects of climate change. These agreements and measures may result in the imposition of taxes and fees, the required purchase of emission credits, and the implementation of significant operational changes. In addition, the federal banking agencies may address climate-related issues in their agendas in various ways, including by increasing supervisory expectations with respect to banks' risk management practices, accounting for the effects of climate change in stress testing scenarios and systemic risk assessments, revising expectations for credit portfolio concentrations based on climate-related initiatives and lending to communities disproportionately impacted by the effects of climate change. We may incur compliance, operating, maintenance and remediation costs.

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

As a public company, we face increased legal, accounting, administrative and other costs and expenses that are not incurred by private companies. We subject to the reporting requirements of the Exchange Act, which requires that we file annual, quarterly and current reports with respect to our business and financial condition and proxy and other information statements, and the rules and regulations implemented by the SEC, the Sarbanes-Oxley Act, the Dodd-Frank Act, the PCAOB and the New York Stock Exchange, each of which imposes additional reporting and other obligations on public companies. As a public company, we are required to:

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
•
retain additional personnel;
•
comply with the New York Stock Exchange listing standards; and
•
comply with the Sarbanes-Oxley Act.

We expect these rules and regulations and changes in laws, regulations and standards relating to corporate governance and public disclosure, which have created uncertainty for public companies, to increase legal and financial compliance costs and make some activities more time consuming and costly. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. Our investment in compliance with existing and evolving regulatory requirements will result in increased administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities, which could have a material adverse effect on our business, financial condition and results of operations. These increased costs may require us to divert a significant amount of money that we could otherwise use to expand our business and achieve our strategic objectives.

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

Although our Class A common stock is listed for trading on the New York Stock Exchange, the trading volume in our common stock is less than that of other, larger financial services companies. A public trading market having the desired characteristics of depth, liquidity and orderliness depends on the presence in the marketplace of willing buyers and sellers of our Class A common stock at any given time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. Given the lower trading volume of our Class A common stock, significant sales of our Class A common stock or the expectation of these sales, could cause the price of our Class A common stock to decline.

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

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 7, 2024. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had no balance as of December 31, 2023. This loan has a maximum lending commitment of $25.0 million. This loan was renewed subsequent to December 31, 2023, that set a new maturity date of February 10, 2025. If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset. In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

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

Item 1B: Unresolved Staff Comments

None

Item 1C: Cybersecurity

The Company’s Board of Directors (the “Board”) recognizes the importance of maintaining the trust and confidence of our customers, clients, business partners and employees. The Board is actively involved in oversight of the Company’s risk management program, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). The Company’s cybersecurity policies, standards, processes and practices are integrated into the Company’s ERM program In general, the Company seeks to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of its systems and the information that the Company collects and stores by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Due to our heavy reliance on the strength and capability of our technology systems, which we use both to interface with our customers and to manage our internal financial reporting and other systems, we utilize a layered cybersecurity model designed to protect Company systems and sensitive data. This defense model is composed of a variety of different components including administrative, technical controls and safeguards. These various components are centrally managed and monitored creating a multi-layered, interlocking, cybersecurity defense system. We believe this defense system is dynamic and designed to adjust to protect against the latest cyber threats and attack vectors.

Risk Management and Strategy

As one of the critical elements of the Company’s overall ERM approach, the Company’s cybersecurity risk management program and strategy is focused on the following key areas:

•
Governance: As discussed in more detail under the heading “Governance,” The Board’s oversight of cybersecurity risk management is supported by the Risk Management Committee of the Board (the “Risk Management Committee”), which regularly interacts with the Company’s ERM function, the Company’s Chief Information Security Officer (“CISO”), the Company’s Chief Information Officer (“CIO”), other members of management.
•
Incident Response and Recovery Planning: The Company has implemented a comprehensive, cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.
•
Technical Safeguards: The Company deploys technical safeguards that are designed to protect the Company’s information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.
•
Incident Response and Recovery Planning: The Company has established and maintains comprehensive incident response and recovery plans that establish a structured approach for the Company’s response to a cybersecurity incident, and such plans are tested and evaluated on a regular basis.
•
Outside Experts. The Company routinely works with outside experts, consultants, auditors and other third parties in connection with managing its cybersecurity risks and for advice regarding best practices and technical expertise.
•
Education and Awareness: The Company provides regular, mandatory training for personnel regarding cybersecurity threats to equip the Company’s personnel with effective tools to address cybersecurity threats, and to communicate the Company’s evolving information security policies, standards, processes and practices.

The Company engages in the periodic assessment and testing of the Company’s policies, standards, processes and practices that are designed to address cybersecurity threats and incidents. These efforts include a wide range of activities, including audits, assessments, tabletop exercises, threat modeling, vulnerability testing and other exercises focused on evaluating the effectiveness of our cybersecurity measures and planning. The Company regularly engages third parties to perform assessments on our cybersecurity measures, including information security maturity assessments, audits and independent reviews of our information security control environment and operating effectiveness. The results of such assessments, audits and reviews are reviewed by the Cybersecurity team and the Company adjusts its cybersecurity policies, standards, processes and practices as necessary based on the information provided by these assessments, audits and reviews.

Governance

Board Oversight of Risks from Cybersecurity Threats

The Board, in coordination with the Risk Management Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Risk Management Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Risk Management Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Risk Management Committee discuss the Company’s approach to cybersecurity risk management with the Company’s CISO and CIO.

During the fiscal year of this Report, the Company has not identified risks from cybersecurity threats, including as a result of prior cybersecurity incidents, that individually or in the aggregate have materially affected or are reasonably anticipated to materially affect the organization. Nevertheless, the Company recognizes cybersecurity threats are ongoing and evolving, and we continue to remain vigilant. For more information on the Company's cybersecurity-related risks, see "Item 1A - Risk Factors - We use information technology in our operations and offer online banking services to our customers, and unauthorized access to our or our customers' confidential or proprietary information as a result of a cyber-attack or otherwise could expose us to reputational harm and litigation and adversely affect our ability to attract and retain customers."

Management’s Role in Assessing and Managing Risks from Cybersecurity Threats

The CISO, in coordination with our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Information Officer (“CIO”) and Chief Legal Officer (“CLO”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the CISO and CIO monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Risk Management Committee when appropriate.

The CISO has served in various roles in information technology and information security for over 15 years, including serving as the Chief Information Security Officer of two large public companies. The CISO holds an undergraduate degree in Information Networking and Telecommunications , a graduate degree in Cybersecurity, and has attained the professional certification of Certified Information Systems Security Professional. The CIO holds an undergraduate degree in Business Finance and has served in various roles in information technology for over 30 years, including serving as either the Chief Information Security Officer or Chief Information Officer of two public companies.

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207. Including our principal executive offices, as of December 31, 2023, we operated a total of 64 branches, consisting of seven branches in the Wichita, Kansas metropolitan area, seven branches in the Kansas City metropolitan area, two branches in Topeka, Kansas, eleven branches in Western Missouri, seven branches in Western Kansas, four branches in Southeast Kansas, seven branches in Southwest Kansas, five branches in Central Kansas, two branches in North Central Kansas, five branches in Northern Arkansas, one branch in the Tulsa, Oklahoma metropolitan area, four branches in Northern Oklahoma and two branches in Western Oklahoma. Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities. We believe all of our facilities are suitable for our operational needs. The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2023.

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Branches as of December 31, 2023
Owned	57
Leased(1)	7

(1) Included in this category is one branch in which the building is owned but the land is on a long-term lease expiring in January 2030.

Item 3: Legal Proceedings

From time to time we are party to various litigation matters incidental to the conduct of our business. See “NOTE 21 – LEGAL MATTERS” of the Notes to Consolidated Financial Statements under Item 8 to this Annual Report on Form 10-K for a complete discussion of litigation matters.

Item 4: Mine Safety Disclosures

Not applicable.

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the New York Stock Exchange under the symbol “EQBK”. At February 29, 2024, there were 15,437,891 shares of our Class A common stock, outstanding and 241 stockholders of record for the Company’s Class A common stock. At February 29, 2024, no shares of our Class B common stock were outstanding.

Dividend Policy

Our future determination to pay dividends on our common stock will be made by our board of directors and will depend on a number of factors, including:

•
our historical and projected financial condition, liquidity and results of operations;
•
our capital levels and requirements;
•
statutory and regulatory prohibitions and other limitations;
•
any contractual restriction on our ability to pay cash dividends, including pursuant to the terms of any of our credit agreements or other borrowing arrangements; the Company expects to pay dividends at similar levels in the future;
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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2023.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans - stock options	376,446	$26.71	*
Equity compensation plans - restricted stock awards and restricted stock units	283,375		*
Equity compensation plans - available	659,821		543,912
Equity compensation plans - employee stock purchase plan	—	—	351,646
Equity compensation plans	659,821		895,558
Equity compensation plans not approved by security holders	—	—	—
Total	659,821	$—	895,558

* All securities remaining available for future issuance were available under our 2022 Omnibus Equity Plan as of December 31, 2023.

On April 26, 2022, the Company's shareholders approved the Company’s 2022 Omnibus Equity Plan (the Plan) to reserve 760,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors. The Plan replaced the Amended and Restated 2013 Stock Incentive Plan (2013 Plan). There were pour over shares available in the new plan from the previous plan due to forfeiture, cancellation, and expiration after the effective date. For the year ended December 31, 2023, there were pour over shares of 420,318 from our Amended and Restated 2013 Stock Incentive Plan, which are included in the available RSU balance at December 31, 2023.

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance. The ESPP was approved by the Company’s stockholders on April 24, 2019. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. At December 31, 2023, there were 351,646 shares available under the employee stock purchase plan for future issuance.

Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading December 31, 2018, to December 31, 2023, with the cumulative total return of the S&P 500 Index, NASDAQ Composite Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period, including reinvestment of dividends. The performance graph assumes $100 is invested on December 31, 2018, in the Company’s common stock, the NASDAQ Composite Index, the NASDAQ Bank Index and the S&P 500 Index. The NASDAQ Composite Index is shown for comparative purposes and will be replaced with the S&P 500 Index in future reporting periods. Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchase of Common Stock

On September 27, 2023, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization of its repurchase of up to an additional 1,000,000 shares of the Company’s Class A Voting common stock, par value $0.01 per share, from time to time, beginning October 1, 2023, and concluding September 30, 2024.

The following table presents shares that were repurchased under the repurchase program during the fourth quarter of 2023.

	Plan beginning October 1, 2023, to September 30, 2024
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2023 through October 31, 2023	—	$—	—	1,000,000
November 1, 2023 through November 30, 2023	—	—	—	1,000,000
December 1, 2023 through December 31, 2023	—	—	—	1,000,000
Total	-	$-	-	1,000,000

(1)Represents shares that may be repurchased under the 2023 repurchase plan

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – reconciliation of non-GAAP measures.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2023	2022	2021	2020	2019
Statement of Income Data
Interest and dividend income	$246,712	$188,248	$157,368	$155,561	$175,499
Interest expense	87,694	25,418	14,789	22,909	49,641
Net interest income	159,018	162,830	142,579	132,652	125,858
Provision (reversal) for credit losses	1,873	125	(8,480)	24,255	18,354
Net gain on acquisition	-	962	585	2,145	—
Net gain (loss) from securities transactions	(51,909)	5	406	11	14
Other non-interest income	32,780	34,990	31,851	23,867	24,974
Merger expense	297	594	9,189	299	915
Goodwill impairment	—	—	—	104,831	—
Loss on extinguishment of debt	—	—	372	—	—
Other non-interest expense	135,304	127,786	109,904	103,860	98,720
Income (loss) before income taxes	2,415	70,282	64,436	(74,570)	32,857
Provision for income taxes	(5,406)	12,594	11,956	400	7,278
Net income (loss)	7,821	57,688	52,480	(74,970)	25,579
Net income (loss) allocable to common stockholders	7,821	57,688	52,480	(74,970)	25,579
Basic earnings (loss) per share	0.50	3.56	3.49	(4.97)	1.64
Diluted earnings (loss) per share	0.50	3.51	3.43	(4.97)	1.61
Balance Sheet Data (at period end)
Cash and cash equivalents	$379,099	$104,428	$259,954	$280,698	$89,291
Securities available-for-sale	919,648	1,184,390	1,327,442	871,827	142,067
Securities held-to-maturity	2,209	1,948	—	—	769,059
Loans held for sale	476	349	4,214	12,394	5,933
Gross loans held for investment	3,332,901	3,311,548	3,155,627	2,591,696	2,556,652
Allowance for credit losses	43,520	45,847	48,365	33,709	12,232
Loans held for investment, net of allowance for credit losses	3,289,381	3,265,701	3,107,262	2,557,987	2,544,420
Goodwill and core deposit intangibles, net	60,323	63,697	69,344	47,658	156,339
Mortgage servicing asset, net	75	176	276	—	5
Naming rights, net	1,000	1,044	1,087	1,130	1,174
Total assets	5,034,592	4,981,651	5,137,631	4,013,356	3,949,578
Total deposits	4,145,455	4,241,807	4,420,004	3,447,590	3,063,516
Borrowings	380,503	281,734	151,891	133,857	383,632
Total liabilities	4,581,732	4,571,593	4,637,000	3,605,707	3,471,518
Total stockholders’ equity	452,860	410,058	500,631	407,649	478,060
Tangible common equity*	391,462	345,141	429,924	358,861	320,542
Performance ratios
Return on average assets (ROAA)	0.16%	1.15%	1.18%	(1.87)%	0.64%
Return on average equity (ROAE)	1.85%	13.08%	11.75%	(16.14)%	5.52%
Return on average tangible common equity (ROATCE)*	2.94%	16.35%	14.10%	8.27%	9.22%
Yield on loans	6.39%	4.98%	4.77%	5.00%	5.73%
Cost of interest-bearing deposits	2.21%	0.53%	0.30%	0.66%	1.53%
Net interest margin	3.46%	3.51%	3.44%	3.63%	3.48%
Efficiency ratio*	70.55%	64.60%	63.01%	66.36%	65.45%
Non-interest income / average assets	-0.38%	0.72%	0.74%	0.65%	0.63%
Non-interest expense / average assets	2.71%	2.56%	2.70%	5.23%	2.50%
Dividend payout ratio	88.35%	10.26%	4.84%	0.00%	0.00%
Capital Ratios
Tier 1 Leverage Ratio	9.46%	9.61%	9.09%	9.30%	9.02%
Common Equity Tier 1 Capital Ratio	11.74%	12.26%	12.03%	12.82%	11.63%
Tier 1 Risk Based Capital Ratio	12.36%	12.88%	12.67%	13.37%	12.15%
Total Risk Based Capital Ratio	15.48%	16.08%	15.96%	17.35%	12.59%
Equity / Assets	8.99%	8.23%	9.74%	10.16%	12.10%
Book value per share	$29.35	$25.74	$29.87	$28.04	$30.95
Tangible book value per share*	$25.37	$21.67	$25.65	$24.68	$20.75
Tangible common equity to tangible assets*	7.87%	7.02%	8.48%	9.05%	8.45%

* Indicates non-GAAP financial measure. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for reconciliation to the most directly comparable GAAP measure.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 64 full-service branches located in Arkansas, Kansas, Missouri and Oklahoma. As of December 31, 2023, we had, on a consolidated basis, total assets of $5.03 billion, total deposits of $4.15 billion, total loans held for investment, net of allowances, of $3.29 billion and total stockholders’ equity of $452.9 million. Net income for the year ended December 31, 2023, was $7.8 million, compared to net income of $57.7 million for the year ended December 31, 2022.

History and Background

From 2003 through 2023, we completed a series of twenty acquisitions, two charter consolidations and two branch dispositions. We seek to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations. In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire. Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically. In addition, we concentrate on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships. We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross selling our depository products to our loan customers.

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

Highlights for the Year Ended December 31, 2023

•
Net income of $7.8 million, or $0.50 diluted earnings per share, for the year ended December 31, 2023. Adjusted to exclude the loss on re-positioning of the investment portfolio, net income was $48.9 million, or $3.13 diluted earnings per share.
•
Dividends declared of $6.9 million, or $0.44 per share, for the year ended December 31, 2023, compared to $5.4 million, or $0.36 per share, for the year ended December 31, 2022, an increase of 22.0%
•
Total loans held for investment increased to $3.33 billion at December 31, 2023, compared to $3.31 billion at December 31, 2022.
•
Announced the 10th whole-bank acquisition since the Company's initial public offering, with our merger with Rockhold BanCorp. The transaction was announced on December 6, 2023, and closed on February 9, 2024, adding approximately $340 million in deposits, eight banking locations and a new territory to the Equity Bank footprint.
•
Successfully reduced classified assets as a percentage of regulatory capital from 9.98% at the end of 2022 to 7.09% at the end of 2023. Current problem asset ratios are amongst the lowest the Company has seen in its history.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of December 31, 2023. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Likewise, changing economic conditions, both positive and negative, to the extent significant could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the year ended December

31, 2023, management performed a qualitative analysis and has determined that there was not evidence of a triggering event during the period then ended. Our qualitative analysis process consists of using recent bank merger transactions, for companies that are similar to the Company based on financial performance, to calculate the average change in control premium from the merger data. The average change in control premium, number of shares and our current trading price is used to estimate the market value of our equity, which is compared to our book value of equity. In addition to estimating equity market value, we evaluate the qualitative considerations contained in current accounting guidance to identify any evidence of goodwill impairment. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

For information comparing our results of operations for the year ended December 31, 2022, to year ended December 31, 2021, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

Net Income

Year ended December 31, 2023, compared with year ended December 31, 2022

For the year ended December 31, 2023, there was net income allocable to common stockholders of $7.8 million, compared to net income allocable to common stockholders of $57.7 million for the year ended December 31, 2022, a decrease of $49.9 million. This change was primarily driven by the sale of $490.1 of investment securities at a loss of $52.0 million. The changes in the components of net income are discussed in more detail below in the following sections of “Results of Operations.”

Net Interest Income and Net Interest Margin Analysis

Net interest income is the difference between interest income on interest-earning assets, including loans and securities, and interest expense incurred on interest-bearing liabilities, including deposits and other borrowed funds. To evaluate net interest income, management measures and monitors (1) yields on loans and other interest-earning assets, (2) the costs of deposits and other funding sources, (3) the net interest spread and (4) net interest margin. Net interest spread is the difference between rates earned on interest-earning assets and rates paid on interest-bearing liabilities. Net interest margin is calculated as net interest income divided by average interest-earning assets. Because non-interest-bearing sources of funds, such as non-interest-bearing deposits and stockholders’ equity also fund interest-earning assets, net interest margin includes the benefit of these non-interest-bearing sources of funds. Net interest income is affected by changes in the amount and mix of interest-earning assets and interest-bearing liabilities, referred to as “volume change,” and it is also affected by changes in yields earned on interest-earning assets and rates paid on interest-bearing deposits and other borrowed funds, referred to as “yield/rate change.”

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2023, 2022, and 2021. The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2023			December 31, 2022			December 31, 2021
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets
Loans(1)
Commercial and industrial	$580,451	$42,901	7.39%	$583,295	$32,258	5.53%	$714,561	$41,580	5.82%
Commercial real estate	1,302,568	83,441	6.41%	1,259,257	65,122	5.17%	1,040,443	48,676	4.68%
Real estate construction	447,516	33,764	7.54%	363,902	18,269	5.02%	277,307	10,256	3.70%
Residential real estate	565,711	23,799	4.21%	597,196	22,004	3.68%	498,164	19,341	3.88%
Agricultural real estate	201,326	13,820	6.86%	201,295	11,399	5.66%	153,607	8,122	5.29%
Agricultural	100,394	6,966	6.94%	125,342	6,697	5.34%	108,276	5,361	4.95%
Consumer	106,542	6,522	6.12%	102,185	5,110	5.00%	88,383	3,998	4.52%
Total loans	3,304,508	211,213	6.39%	3,232,472	160,859	4.98%	2,880,741	137,334	4.77%
Taxable securities	1,027,726	23,873	2.32%	1,185,750	22,713	1.92%	976,942	15,996	1.64%
Nontaxable securities	74,917	1,960	2.62%	106,955	2,698	2.52%	105,522	2,843	2.69%
Federal funds sold and other	193,941	9,666	4.98%	107,298	1,978	1.84%	182,443	1,195	0.65%
Total interest-earning assets	4,601,092	246,712	5.36%	4,632,475	188,248	4.06%	4,145,648	157,368	3.80%
Non-interest-earning assets
Other real estate owned, net	3,991			10,144			10,510
Premises and equipment, net	107,297			102,165			93,539
Bank-owned life insurance	123,665			121,741			103,255
Goodwill and other intangibles, net	63,064			67,747			50,831
Other non-interest-earning assets	100,296			88,840			28,017
Total assets	$4,999,405			$5,023,112			$4,431,800
Interest-bearing liabilities
Interest-bearing demand deposits	$1,002,543	22,681	2.26%	$1,124,828	7,248	0.64%	$1,032,938	2,165	0.21%
Savings and money market	1,359,822	23,525	1.73%	1,308,536	3,549	0.27%	1,129,869	1,540	0.14%
Demand savings and money market	2,362,365	46,206	1.96%	2,433,364	10,797	0.44%	2,162,807	3,705	0.17%
Certificates of deposit	827,652	24,267	2.93%	663,790	5,524	0.83%	625,562	4,550	0.73%
Total interest-bearing deposits	3,190,017	70,473	2.21%	3,097,154	16,321	0.53%	2,788,369	8,255	0.30%
FHLB term and line of credit advances	98,380	3,944	4.01%	79,775	2,094	2.63%	16,797	169	1.01%
Federal Reserve Bank discount window	108,551	4,755	4.38%	3	—	0.25%	3	—	0.25%
Subordinated borrowings	96,651	7,591	7.85%	96,133	6,771	7.04%	89,785	6,261	6.97%
Other borrowings	49,464	931	1.88%	55,036	232	0.42%	45,819	104	0.23%
Total interest-bearing liabilities	3,543,063	87,694	2.48%	3,328,101	25,418	0.76%	2,940,773	14,789	0.50%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	979,410			1,203,167			1,021,261
Non-interest-bearing liabilities	53,210			50,962			22,971
Stockholders’ equity	423,722			440,882			446,795
Total liabilities and stockholders’ equity	$4,999,405			$5,023,112			$4,431,800
Net interest income		$159,018			$162,830			$142,579
Interest rate spread			2.88%			3.30%			3.30%
Net interest margin(2)			3.46%			3.51%			3.44%
Total cost of deposits, including non-interest bearing deposits	$4,169,427	$70,473	1.69%	$4,300,321	$16,321	0.38%	$3,809,630	$8,255	0.22%
Average interest-earning assets to interest-bearing liabilities			129.86%			139.19%			140.97%
(1)Average loan balances include nonaccrual loans, hedge fair value adjustments and merger fair value adjustments.

(2)Net interest margin is calculated by dividing net interest income by average interest-earning assets for the period.

(3)Tax exempt income is not included in the above table on a tax equivalent basis.

(4)Actual un-rounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2023, as compared to the year ended December 31, 2022, and the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Analysis of Changes in Net Interest Income

	2023 vs. 2022			2022 vs. 2021
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets
Loans
Commercial and industrial	$(158)	$10,801	$10,643	$(7,340)	$(1,982)	$(9,322)
Commercial real estate	2,307	16,012	18,319	10,956	5,490	16,446
Real estate construction	4,860	10,635	15,495	3,736	4,277	8,013
Residential real estate	(1,205)	3,000	1,795	3,689	(1,026)	2,663
Agricultural real estate	2	2,419	2,421	2,667	610	3,277
Agricultural	(1,492)	1,761	269	889	447	1,336
Consumer	226	1,186	1,412	664	448	1,112
Total loans	4,540	45,814	50,354	15,261	8,264	23,525
Taxable securities	(3,275)	4,435	1,160	3,743	2,974	6,717
Nontaxable securities	(835)	97	(738)	38	(183)	(145)
Federal funds sold and other	2,473	5,215	7,688	(658)	1,441	783
Total interest-earning assets	$2,903	$55,561	$58,464	$18,384	$12,496	$30,880
Interest-bearing liabilities
Demand savings and money market	$(726)	$36,135	$35,409	$486	$6,606	$7,092
Certificates of deposit	1,670	17,073	18,743	290	684	974
Total interest-bearing deposits	944	53,208	54,152	776	7,290	8,066
FHLB term and line of credit advances	567	1,283	1,850	1,348	577	1,925
Federal Reserve Bank discount window	4,753	2	4,755	—	—	—
Subordinated borrowings	37	783	820	446	64	510
Other borrowings	(26)	725	699	25	103	128
Total interest-bearing liabilities	6,275	56,001	62,276	2,595	8,034	10,629
Net Interest Income	$(3,372)	$(440)	$(3,812)	$15,789	$4,462	$20,251

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

Year ended December 31, 2023, compared with year ended December 31, 2022

The decrease in net interest income is primarily due to a 172 basis point increase in average rates of interest bearing liabilities offset by a 130 basis point increase in yields on interest-earning assets. The change in yields and costs were driven, primarily, by rate increases within the marketplace over the past 20 months and their lagged impact on our balance sheet. Total fed fund rate increases of 525 basis points have been realized ratably within the asset portfolio while associated increases to liability costs have lagged and were more pronounced in 2023.

Following the banking turmoil in March of 2023, the Bank increased our FHLB and Federal Reserve Bank borrowings to maintain a heightened liquidity position. The amounts were materially offset by cash balances for the majority of the year, resulting in a small positive impact on net interest income and a reduction in net interest margin.

Net interest spread decreased from 3.30% at December 31, 2022 to 2.88% at December 31, 2023 primarily due to the increase in both the volume and cost of interest-bearing liabilities out-pacing the increase in the yield and change in volume in interest-earning assets. The primary driver of market interest rate changes in 2023 was the Federal Reserve raising the federal funds target rate four times for a total of 100 basis points. The decrease in net interest margin is driven by the lagging impact of interest rate changes on our interest-bearing liability balances coupled with the excess liquidity position maintained by the Company throughout 2023.

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

Year ended December 31, 2023, compared with year ended December 31, 2022

There was a $1.9 million provision for credit losses for the year ended December 31, 2023, compared to a provision for credit losses of $125 thousand for the year ended December 31, 2022. The provision for credit losses recorded during the period ended December 31, 2023, is the result of overall portfolio loan growth, current realized loss rate, and net charge-offs during the period which were offset by decreases in projected future loss rates. The increase in impairments on specifically evaluated loans was primarily due to the charge-off of loans deemed uncollectible.

For additional detail see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses.” Net charge-offs for the year ended December 31, 2023, were $4.2 million as compared to net charge-offs of $2.6 million for the year ended December 31, 2022. For the year ended December 31, 2023, gross charge-offs were $5.0 million offset by gross recoveries of $800 thousand. In comparison, gross charge-offs were $3.3 million for the year ended December 31, 2022, offset by gross recoveries of $700 thousand.

Non-Interest Income

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2023, 2022, and 2021.

Non-Interest Income

For the Years Ended December 31,

				2023 vs. 2022		2022 vs. 2021
(Dollars in thousands)	2023	2022	2021	Change	%	Change	%
Service charges and fees	$10,187	$10,632	$8,596	$(445)	(4.2)%	$2,036	23.7%
Debit card income	10,322	10,677	10,236	(355)	(3.3)%	441	4.3%
Mortgage banking	652	1,416	3,306	(764)	(54.0)%	(1,890)	(57.2)%
Increase in value of bank-owned life insurance	4,059	3,113	3,506	946	30.4%	(393)	(11.2)%
Other
Investment referral income	424	539	678	(115)	(21.3)%	(139)	(20.5)%
Trust income	1,123	1,036	1,140	87	8.4%	(104)	(9.1)%
Insurance sales commissions	582	566	545	16	2.8%	21	3.9%
Recovery on zero-basis purchased loans	517	249	85	268	107.6%	164	192.9%
Income (loss) from equity method investments	(222)	(222)	(222)	—	—%	—	—%
Other non-interest income	5,136	6,984	3,981	(1,848)	(26.5)%	3,003	75.4%
Total other	7,560	9,152	6,207	(1,592)	(17.4)%	2,945	47.4%
Subtotal	32,780	34,990	31,851	(2,210)	(6.3)%	3,139	9.9%
Gain on acquisition	—	962	585	(962)	(100.0)%	377	64.4%
Net gain (loss) from securities transactions	(51,909)	5	406	(51,914)	(100.0)%	(401)	(98.8)%
Total non-interest income	$(19,129)	$35,957	$32,842	$(55,086)	(153.2)%	$3,115	9.5%

Year ended December 31, 2023, compared with year ended December 31, 2022

Non-interest income, before gain on acquisition and gain (loss) on securities transactions decreased 6.3%. The decline was driven by service revenue lines, including service charges, debit card and mortgage banking fee income, as consumer spending activity decreased within our portfolio. In addition to declining service revenue, within the 'Other non-interest income' line item, derivative fair value gains of $1.8 million contributed to earnings in 2022 as the majority of market interest rate increases were realized. During 2023, this benefit was muted at $227 thousand, resulting in a comparative decline of $1.6 million.

During the year the Company sold securities to re-position aspects of the portfolio into higher yielding investments, including loans, securities and cash. The sale resulted in a realized loss of $52.0 million. During 2022, the Company completed two branch sale transactions resulting in realized gains of $962 thousand which did not repeat in 2023.

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2023, 2022, and 2021.

Non-Interest Expense

For the Year Ended December 31,

				2023 vs. 2022		2022 vs. 2021
(Dollars in thousands)	2023	2022	2021	Change	%	Change	%
Salaries and employee benefits	$64,384	$62,006	$54,198	$2,378	3.8%	$7,808	14.4%
Net occupancy and equipment	12,325	12,223	10,137	102	0.8%	2,086	20.6%
Data processing	17,433	15,883	13,261	1,550	9.8%	2,622	19.8%
Professional fees	5,754	4,951	4,713	803	16.2%	238	5.0%
Advertising and business development	5,425	5,042	3,370	383	7.6%	1,672	49.6%
Telecommunications	1,963	1,916	1,966	47	2.5%	(50)	(2.5)%
FDIC insurance	2,195	1,140	1,665	1,055	92.5%	(525)	(31.5)%
Courier and postage	2,046	1,881	1,429	165	8.8%	452	31.6%
Free nationwide ATM expense	2,073	2,103	2,019	(30)	(1.4)%	84	4.2%
Amortization of core deposit intangibles	3,374	4,042	4,174	(668)	(16.5)%	(132)	(3.2)%
Loan expense	540	828	934	(288)	(34.8)%	(106)	(11.3)%
Other real estate owned	542	589	(188)	(47)	(8.0)%	777	(413.3)%
Loss on debt extinguishment	—	—	372	—	100.0%	(372)	(100.0)%
Other	17,250	15,182	12,226	2,068	13.6%	2,956	24.2%
Subtotal	135,304	127,786	110,276	7,518	5.9%	17,510	15.9%
Merger expenses	297	594	9,189	(297)	(50.0)%	(8,595)	(93.5)%
Total non-interest expense	$135,601	$128,380	$119,465	$7,221	5.6%	$8,915	7.5%

Year ended December 31, 2023, compared with year ended December 31, 2022

The increase in non-interest expense was primarily due to increases in salaries and employee benefits of $2.4 million, other non-interest expense of $2.1 million, data processing of $1.6 million and FDIC insurance of $1.1 million, offset by a decrease in the amortization of core deposits intangibles of $668 thousand. These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits: There was a $2.4 million increase in salaries and benefits for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Salaries and wages increased by $2.4 million, while deferral of cost associated with loan production declined by $743 thousand for the year ended December 31, 2023, as compared to the year ended December 31, 2022. Additionally, for the year ended December 31, 2023, there was an increase in employee insurance of $179 thousand and employee payroll taxes of $154 thousand offset by a decrease in share-based compensation expense of $641 thousand and incentive compensation of $521 thousand. Included in salaries and employee benefits is share-based compensation expense of $2.6 million for the year ended December 31, 2023, and $3.3 million for the year ended December 31, 2022.

Data processing: The $1.6 million increase was principally due to increased data processing expense of $939 thousand, debit card expense of $270 thousand, credit card processing expense of $250 thousand and software license expenses of $144 thousand.

FDIC Insurance: The $1.1 million increase was primarily due to the FDIC's increase in their insurance base assessment rate beginning in the first quarter of 2023.

Professional fees: The increase of $803 thousand was principally due to an increase in consulting fees of $1.1 million, including increases in BSA compliance fees, placement fees and trust management fees, partially offset by a decrease in accounting fees of $167 thousand.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, limited partnership tax credits and provision for unfunded commitments. There was a $2.1 million increase in other non-interest expense for the year ended December 31, 2023, as compared to the year ended December 31, 2022. This increase was primarily due to increases in recruiting of $508 thousand, auto and travel expenses of $601 thousand, and the write-off of tax credit investments of $315 thousand.

Merger expenses: Merger expenses include legal, advisory and accounting fees associated with services to facilitate the acquisition of other banks. Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses. During 2023, the Company incurred merger expenses of $297 thousand related to the Bank of Kirksville acquisition.

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

The Company’s efficiency ratio increased in 2023 as compared to 2022 due to non-interest expense, excluding goodwill impairment and merger expenses, increasing at a higher proportional rate than net interest income and non-interest income, excluding net loss on security transactions and gain on acquisition, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Year ended December 31, 2023, compared with year ended December 31, 2022

The effective income tax rate for the year ended December 31, 2023, was -223.9% as compared to the U.S. statutory rate of 21.0% as a result of tax planning benefits and credits amplified by a reduction in pre-tax book income for the year due to the pre-tax losses generated in the fourth quarter related to the sale of bonds. The effective income tax rate for the year ended December 31, 2022, was 17.9% as compared to the U.S. statutory rate of 21.0%. As detailed in “NOTE 13 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rates differed from the U.S. statutory rates primarily due to non-taxable income, non-deductible expenses, and tax credits. The Company made investments in solar tax credits during the years ended December 31, 2022, and December 31, 2023, which had a material impact on the effective income tax rate for each period.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material amounts to report for interest or penalties incurred in 2023, 2022, or 2021.

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

Financial Condition

Overview

Our total assets increased $52.9 million, or 1.06%, from $4.98 billion at December 31, 2022, to $5.03 billion at December 31, 2023. The increase in total assets was primarily from increases in cash and cash equivalents of $274.7 million, loans of $23.7 million and premises and equipment, net of $11.1 million, offset by a decrease in securities of $264.7 million. Our total liabilities increased $10.1 million, or 0.2%, from $4.57 billion at December 31, 2022, to $4.58 billion at December 31, 2023. The increase in total liabilities was from increases in Federal Reserve Bank borrowings of $140.0 million, offset by a decrease in total deposits of $96.4 million and FHLB advances of $38.9 million. Our total stockholders’ equity increased $42.8 million, or 10.4%, from $410.1 million at December 31, 2022, to $452.9 million at December 31, 2023.

Loan Portfolio

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

At December 31, 2023, gross total loans were 80.4% of deposits and 66.2% of total assets. At December 31, 2022, gross total loans were 78.1% of deposits and 66.5% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2023		2022		2021
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$598,327	17.9%	$594,863	18.0%	$567,497	18.0%
Real estate loans:
Commercial real estate	1,759,855	52.8%	1,721,268	52.0%	1,486,148	47.1%
Residential real estate	556,328	16.7%	570,550	17.2%	638,087	20.2%
Agricultural real estate	196,114	5.9%	199,189	6.0%	198,330	6.3%
Total real estate loans	2,512,297	75.4%	2,491,007	75.2%	2,322,565	73.6%
Agricultural	118,587	3.6%	120,003	3.6%	166,975	5.3%
Consumer	103,690	3.1%	105,675	3.2%	98,590	3.1%
Total loans held for investment	$3,332,901	100.0%	$3,311,548	100.0%	$3,155,627	100.0%
Total loans held for sale	$476	100.0%	$349	100.0%	$4,214	100.0%
Total loans held for investment (net of allowances)	$3,289,381	100.0%	$3,265,701	100.0%	$3,107,262	100.0%

Commercial and industrial: Commercial and industrial loans include loans used to purchase fixed assets, to provide working capital or meet other financing needs of the business.

Commercial real estate: Commercial real estate loans include all loans secured by nonfarm, nonresidential properties and multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2023, and December 31, 2022, are summarized in the following tables.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2023
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$171,879	$345,693	$77,886	$2,869	$598,327
Real Estate:
Commercial real estate	369,311	1,063,226	247,300	80,018	1,759,855
Residential real estate	1,447	10,091	128,077	416,713	556,328
Agricultural real estate	73,882	84,802	27,559	9,871	196,114
Total real estate	444,640	1,158,119	402,936	506,602	2,512,297
Agricultural	80,659	30,948	2,851	4,129	118,587
Consumer	31,832	50,779	19,077	2,002	103,690
Total	$729,010	$1,585,539	$502,750	$515,602	$3,332,901
Loans with a predetermined fixed interest rate	$289,816	$685,903	$127,602	$273,488	$1,376,809
Loans with an adjustable/floating interest rate	439,194	899,636	375,148	242,114	1,956,092
Total	$729,010	$1,585,539	$502,750	$515,602	$3,332,901

	As of December 31, 2022
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$194,487	$310,839	$84,930	$4,607	$594,863
Real Estate:
Commercial real estate	331,226	1,042,683	279,759	67,600	1,721,268
Residential real estate	1,293	9,647	122,509	437,101	570,550
Agricultural real estate	47,696	112,387	31,295	7,811	199,189
Total real estate	380,215	1,164,717	433,563	512,512	2,491,007
Agricultural	79,055	32,688	3,714	4,546	120,003
Consumer	35,026	45,258	23,091	2,300	105,675
Total	$688,783	$1,553,502	$545,298	$523,965	$3,311,548
Loans with a predetermined fixed interest rate	$218,417	$771,980	$181,239	$306,537	$1,478,173
Loans with an adjustable/floating interest rate	470,366	781,522	364,059	217,428	1,833,375
Total	$688,783	$1,553,502	$545,298	$523,965	$3,311,548

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	As of December 31,
	2023	2022	2021
	(Dollars in thousands)
Nonaccrual loans	$25,026	$17,601	$29,361
Accruing loans 90 or more days past due	279	—	256
OREO acquired through foreclosure, net	772	600	7,582
Other repossessed assets	380	47	28,799
Total nonperforming assets	$26,457	$18,248	$65,998
Ratios:
Nonperforming assets to total assets	0.53%	0.37%	1.28%
Nonperforming assets to total loans plus OREO	0.79%	0.55%	2.09%

Nonperforming assets (“NPAs”) include loans on nonaccrual status, accruing loans 90 or more days past due, restructured loans, other real estate acquired through foreclosure and other repossessed assets. The change in NPAs is reflective of specific circumstances on specific borrower relationships and not considered indicative of broad declining credit quality as of the reporting date. NPAs and classified assets continue to be at historically low levels for the Company.

The nonperforming loans at December 31, 2023, consisted of 223 separate credits and 192 separate borrowers. We had five nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2023. There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by lenders and we also monitor delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At December 31, 2023, the Company had $11.1 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $37.6 million at December 31, 2022.

For additional information about the risk category by class of loans see “NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Notes to Consolidated Financial Statements. At December 31, 2023, loans considered unclassified increased to 98.8% of total loans from 98.2% of total loans at December 31, 2022.

Risk Category of Loans by Class

	As of December 31, 2023
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$586,629	$11,698	$598,327
Real estate:
Commercial real estate	1,748,878	10,977	1,759,855
Residential real estate	549,014	7,314	556,328
Agricultural real estate	190,659	5,455	196,114
Total real estate	2,488,551	23,746	2,512,297
Agricultural	115,284	3,303	118,587
Consumer	103,066	624	103,690
Total	$3,293,530	$39,371	$3,332,901

	As of December 31, 2022
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$566,549	$28,314	$594,863
Real estate:
Commercial real estate	1,714,793	6,475	1,721,268
Residential real estate	567,179	3,371	570,550
Agricultural real estate	186,760	12,429	199,189
Total real estate	2,468,732	22,275	2,491,007
Agricultural	112,880	7,123	120,003
Consumer	105,328	347	105,675
Total	$3,253,489	$58,059	$3,311,548

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

With respect to potential problem loans, all monitored and under-performing loans are individually reviewed. If we determine that a loan has individually assessed credit loss, then we evaluate the borrower’s overall financial condition to determine the need, if any, for non-performing classification, possible write downs or appropriate additions to the allowance for credit losses based on the unlikelihood of full repayment of principal and interest in accordance with the contractual terms or the net realizable value of the pledged collateral.

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

Analysis of allowance for credit losses: At December 31, 2023, the allowance for credit losses totaled $43.5 million, or 1.31% of total loans. At December 31, 2022, the allowance for credit losses totaled $45.8 million, or 1.38% of total loans.

The $2.3 million decrease in the allowance for credit losses was the result of an increase in net charge offs of $1.5 million offset by the $2.1 million decrease in the allowance for credit losses on collectively evaluated loans and a $181 thousand decrease in specific reserves. The allowance for credit losses calculation on loans collectively evaluated at December 31, 2023, totaled $38.8 million, or 1.2%, of the $3.3 billion in loans collectively evaluated, compared to an allowance for credit losses of $40.9 million, or 1.2%, of the $3.3 billion in loans collectively evaluated at December 31, 2022. The decrease in the collectively evaluated calculation was primarily the result of a $1.0 million decrease in management qualitative adjustment coupled with a $889 thousand decrease in economic adjustment.

Net losses as a percentage of average loans was 0.13% for the twelve months ended December 31, 2023, as compared to 0.08% for the twelve months ended December 31, 2022, and 0.30% for the twelve months ended December 31, 2021.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses

(Dollars in thousands)

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Total loans outstanding (1)	1,759,855	598,327	556,328	196,114	118,587	103,690	3,332,901
Net charge-offs	(75)	3,700	18	46	(47)	558	4,200
Average loan balance (1)	1,750,084	580,451	564,728	201,326	100,394	106,542	3,303,525
Non-accrual loan balance	5,447	5,041	7,251	4,214	2,470	603	25,026
Loans to total loans outstanding	52.8%	18.0%	16.7%	5.9%	3.6%	3.1%	100.0%
ACL to total loans	0.8%	3.0%	1.4%	0.9%	0.8%	1.5%	1.3%
Net charge-offs to average loans	—%	0.6%	—%	—%	—%	0.5%	0.1%
Non-accrual loans to total loans	0.3%	0.8%	1.3%	2.1%	2.1%	0.6%	0.8%
ACL to non-accrual loans	247.4%	356.2%	107.4%	40.8%	40.3%	264.2%	173.9%

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Total loans outstanding (1)	1,721,268	594,863	570,550	199,189	120,003	105,675	3,311,548
Net charge-offs	1,193	590	56	27	35	742	2,643
Average loan balance (1)	1,623,159	583,295	595,494	201,295	125,342	102,186	3,230,771
Non-accrual loan balance	2,689	5,838	3,206	2,052	3,468	348	17,601
Loans to total loans outstanding	52.0%	18.0%	17.2%	6.0%	3.6%	3.2%	100.0%
ACL to total loans	1.0%	2.5%	1.5%	0.4%	2.0%	2.2%	1.4%
Net charge-offs to average loans	0.1%	0.1%	—%	—%	—%	0.7%	0.1%
Non-accrual loans to total loans	0.2%	1.0%	0.6%	1.0%	2.9%	0.3%	0.5%
ACL to non-accrual loans	622.2%	256.1%	268.5%	39.9%	70.8%	655.5%	260.5%

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Total loans outstanding (1)	1,486,148	567,497	638,087	198,330	166,975	98,590	3,155,627
Net charge-offs	(129)	7,870	(52)	473	(21)	504	8,645
Average loan balance (1)	1,317,750	714,561	491,747	153,607	108,276	88,383	2,874,324
Non-accrual loan balance	6,833	6,557	5,075	4,398	6,175	323	29,361
Loans to total loans outstanding	47.1%	18.0%	20.2%	6.3%	5.3%	3.1%	100.0%
ACL to total loans	1.5%	2.2%	0.9%	1.1%	2.2%	2.1%	1.5%
Net charge-offs to average loans	—%	1.1%	—%	0.3%	—%	0.6%	0.3%
Non-accrual loans to total loans	0.5%	1.2%	0.8%	2.2%	3.7%	0.3%	0.9%
ACL to non-accrual loans	329.0%	186.8%	109.6%	50.8%	60.8%	646.4%	164.7%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at December 31, 2023, is adequate to cover current expected losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2023.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At December 31, 2023, securities represented 18.3% of total assets compared with 23.8% at December 31, 2022.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$39,103	$33,087	$123,196	$106,406
U.S. Treasury securities	89,999	89,256	257,690	232,158
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,674	529,143	560,776	498,606
Private label residential mortgage-backed securities	161,174	137,841	190,889	163,560
Corporate	56,722	49,683	56,642	52,374
Small Business Administration loan pools	8,066	7,727	12,915	12,181
State and local subdivisions	81,458	72,911	130,311	119,105
Total available-for-sale securities	$997,196	$919,648	$1,332,419	$1,184,390

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	December 31,
	2023		2022
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,094	$1,097	$1,108	$1,108
State and local subdivisions	1,115	1,153	840	865
Total held-to-maturity securities	$2,209	$2,250	$1,948	$1,973

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2023, and December 31, 2022. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2023
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$—	0.00%	$31,337	1.65%	$1,750	2.02%	$33,087	1.67%
U.S. Treasury securities	69,843	5.39	19,413	1.18%	—	0.00%	—	—%	89,256	4.47%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	40,978	3.78%	137,929	2.62%	350,236	4.26%	529,143	3.80%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	137,841	2.27%	137,841	2.27%
Corporate	—	—%	8,001	7.49%	41,682	4.63%	—	—%	49,683	5.09%
Small Business Administration loan pools	—	—%	—	—%	5,587	5.44%	2,140	2.08%	7,727	4.51%
State and political subdivisions(1)	3,963	2.09%	6,138	2.34%	30,789	2.00%	32,021	2.38%	72,911	2.20%
Total available-for-sale securities	73,806	5.21%	74,530	3.38%	247,324	2.82%	523,988	3.60%	919,648	3.51%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	0.00%	—	0.00%	—	0.00%	1,094	4.93%	1,094	4.93%
State and political subdivisions(1)	—	0.00%	—	0.00%	—	0.00%	1,115	4.62%	1,115	4.62%
Total held-to-maturity securities	—	0.00%	—	0.00%	—	0.00%	2,209	4.77%	2,209	4.77%
Total debt securities	$73,806	5.21%	$74,530	3.38%	$247,324	2.82%	$526,197	3.61%	$921,857	3.51%
(1)
The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2022
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. government-sponsored entities	$—	—%	$49,100	0.74%	$54,094	1.51%	$3,212	1.96%	$106,406	1.17%
U.S. treasury securities	—	—%	222,552	1.18%	9,606	1.32%	—	—%	232,158	1.19%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	89,698	1.44%	161,354	1.86%	247,554	2.50%	498,606	2.10%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	163,560	2.21%	163,560	2.21%
Corporate	—	—%	7,904	6.20%	44,470	4.65%	—	—%	52,374	4.88%
Small Business Administration loan pools	—	—%	—	—%	7,676	3.53%	4,505	1.79%	12,181	2.89%
State and political subdivisions(1)	4,958	2.61%	18,601	2.42%	42,088	2.31%	53,458	2.50%	119,105	2.43%
Total available-for-sale securities	4,958	2.61%	387,855	1.35%	319,288	2.27%	472,289	2.39%	1,184,390	2.02%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,108	4.96%	1,108	4.96%
State and political subdivisions(1)	—	—%	—	—%	—	—%	840	4.57%	840	4.57%
Total held-to-maturity securities	—	—%	—	—%	—	—%	1,948	4.79%	1,948	4.79%
Total debt securities	$4,958	2.61%	$387,855	1.35%	$319,288	2.27%	$474,237	2.40%	$1,186,338	2.02%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At December 31, 2023, and 2022, 73.2% and 62.1% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.3 years and 5.1 years and a modified duration of 4.4 years and 4.3 years.

Deposits

Our lending and investing activities are primarily funded by deposits. A variety of deposit accounts are offered with a wide range of interest rates and terms including demand, savings, money market and time deposits. We rely primarily on competitive pricing policies, convenient locations, comprehensive marketing strategy and personalized service to attract and retain these deposits. Overall, deposits have declined $96.4 million from December 31, 2022 to December 31, 2023 and deposits excluding brokered deposits have declined $44.5 million for the same time period. During 2023 there has been significant competition for deposits and continued pricing pressure which has caused deposit migration to higher earning deposit account types. In addition to competition, the overall decrease in deposits is due to a general decrease in excess liquidity in the market due to the impacts of elevated inflation and the effects of monetary policy, in the form of higher interest rates, on both consumer and business customers.

The following table shows our composition of deposits at December 31, 2023, 2022, and 2021.

Composition of Deposits

	December 31,
	2023		2022		2021		2023 vs. 2022		2022 vs. 2021
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Change	%	Change	%
	(Dollars in thousands)
Non-interest-bearing demand	$898,129	21.7%	$1,097,899	25.9%	$1,244,117	28.1%	$(199,770)	(18.2)%	$(146,218)	(11.8)%
Interest-bearing demand	998,822	24.1%	1,061,264	25.0%	1,202,408	27.2%	(62,442)	(5.9)%	(141,144)	(11.7)%
Savings and money market	1,484,985	35.8%	1,268,320	29.9%	1,319,881	29.9%	216,665	17.1%	(51,561)	(3.9)%
Time	763,519	18.4%	814,324	19.2%	653,598	14.8%	(50,805)	(6.2)%	160,726	24.6%
Total deposits	$4,145,455	100.0%	$4,241,807	100.0%	$4,420,004	100.0%	$(96,352)	(2.3)%	$(178,197)	(4.0)%

The following tables show deposits sold in 2022 branch dispositions, as of the time of such dispositions.

	United Bank and Trust Branch Sale
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$15,817	30.0%
Interest-bearing demand	9,039	17.2%
Savings and money market	19,576	37.1%
Time	8,282	15.7%
Total deposits	$52,714	100.0%

	High Plains Bank Branch Sale
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,925	10.1%
Interest-bearing demand	3,664	19.2%
Savings and money market	7,300	38.3%
Time	6,168	32.4%
Total deposits	$19,057	100.0%

The following tables show deposits assumed in 2021 acquisitions, as of the time of such acquisitions.

	ASBI Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$254,944	38.1%
Interest-bearing demand	95,023	14.2%
Savings and money market	221,187	33.1%
Time	97,695	14.6%
Total deposits	$668,849	100.0%

	Security Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$19,724	26.3%
Interest-bearing demand	13,713	18.3%
Savings and money market	26,132	34.8%
Time	15,509	20.6%
Total deposits	$75,078	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2023, 2022, and 2021.

Average Deposit Balances and Average Rate Paid

	December 31,
	2023		2022		2021
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand	$979,410	—%	$1,203,167	—%	$1,021,261	—%
Interest-bearing demand	1,002,543	2.26%	1,124,828	0.64%	1,032,938	0.21%
Savings and money market	1,359,822	1.73%	1,308,536	0.27%	1,129,869	0.14%
Time	827,652	2.93%	663,790	0.83%	625,562	0.73%
Total deposits	$4,169,427		$4,300,321		$3,809,630

Included in interest-bearing demand deposits are Insured Cash Sweep (“ICS”) reciprocal demand deposit balances of $382.6 million at December 31, 2023, and $282.7 million at December 31, 2022, and $308.4 million at December 31, 2021. Also included in savings and money market deposits at December 31, 2023, 2022, and 2021, are ICS reciprocal money-market deposit balances of $230.8 million, $17.7 million, and $52.2 million. These balances represent customer funds placed in ICS that allow Equity Bank to break large demand and money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. These deposits are placed in ICS but are Equity Bank’s customer relationships that management views as core funding.

Included in time deposits are Certificate of Deposit Account Registry Service (“CDARS”) program balances of $21.8 million, $11.8 million, and $3.0 million at December 31, 2023, 2022, and 2021. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

Also included in time deposits are brokered deposit balances totaling $200 million as of December 31, 2023, compared to $252 million as of December 31, 2022.

The following table provides information on the maturity distribution of time deposits of $250,000 or more as of December 31, 2023, and December 31, 2022.

	December 31,
	2023	2022
	(Dollars in thousands)
3 months or less	$65,449	$40,578
Over 3 through 6 months	94,459	51,365
Over 6 through 12 months	18,082	19,191
Over 12 months	18,777	34,586
Total Time Deposits	$196,767	$145,720

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities. Short-term borrowing and long-term borrowing consist of funds from the FHLB, Federal Reserve Bank, federal funds purchased and retail repurchase agreements, a bank stock loan and subordinated debt. The Company continually has short-term borrowings which are disclosed in “NOTE 10 – BORROWINGS” and “NOTE 11 – SUBORDINATED DEBT.”

Federal funds purchased and retail repurchase agreements: We have available federal funds lines of credit with our correspondent banks. Retail repurchase agreements outstanding represent the purchase of interests in securities by banking customers. Retail repurchase agreements are stated at the amount of cash received in connection with the transaction. We do not account for any of our retail repurchase agreements as sales for accounting purposes in our financial statements. Retail repurchase agreements with banking customers are settled on the following business day. See “NOTE 10 – BORROWINGS” in the Notes to Consolidated Financial Statements for additional information.

FHLB advances: FHLB advances include both draws against our line of credit and fixed rate term advances. Each term advance is payable in full at its maturity date and contains a provision for prepayment penalties. Our FHLB borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements. See “NOTE 10 – BORROWINGS” in the Notes to Consolidated Financial Statements for additional information.

Federal Reserve Bank: Federal Reserve Bank Term Funding Program borrowings are fixed rate term loans, secured by loans and qualifying pledged securities. Our Federal Reserve Bank borrowings are used for operational liquidity needs for originating and purchasing loans, purchasing investments and general operating cash requirements. see “NOTE 10 – BORROWINGS” in the Notes to Consolidated Financial Statements.

Bank stock loan: The Company maintains a borrowing facility through an unaffiliated financial institution. The terms of the loan require us and Equity Bank to maintain minimum capital ratios and other covenants. The loan and accrued interest may be prepaid at any time without penalty. In the event of default, the lender has the option to declare all outstanding balances as immediately due. For detailed information, see “NOTE 10 – BORROWINGS” in the Notes to Consolidated Financial Statements.

Subordinated debentures: In conjunction with the 2012 acquisition of First Community, we assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by us, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII,” respectively). In conjunction with the 2016 acquisition of Community First Bancshares, Inc., we assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary that is controlled by us, Community First (AR) Statutory Trust I, (“CFSTI”). In conjunction with the 2021 acquisition of ASBI, we assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary that is controlled by us, American State Bank Statutory Trust I, (“ASBSTI”). For additional information, see “NOTE 11 – SUBORDINATED DEBT” in the Notes to Consolidated Financial Statements.

Subordinated notes: In 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold a total of $75.0 million in aggregate principal amounts of its 7.00% Fixed-to-Floating Rate Subordinated Notes due in 2030. For additional information, see “NOTE 11 – SUBORDINATED DEBT” in the Notes to Consolidated Financial Statements.

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

During the years ended December 31, 2023, 2022, and 2021, our liquidity needs have primarily been met by core deposits, securities and loan maturities, as well as amortizing payment from investment securities and loans. Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit, subordinated notes, borrowings from the FHLB and from the Federal Reserve Bank.

Our largest sources of funds are deposits, fed funds sold, retail repurchase agreements and subordinated debt, and our largest uses of funds are the origination of loans or purchases of loans or investment securities. Average loans were $3.30 billion for the year ended December 31, 2023, an increase of 2.2% over average loans of $3.23 billion for the year ended December 31, 2022. Excess deposits are primarily invested in our interest-bearing deposit account with the Kansas City Federal Reserve Bank, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our investment securities portfolio has a weighted average life of 5.1 years and a modified duration of 4.3 years at December 31, 2023. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base, FHLB advances, Federal Reserve Bank and other borrowing relationships. For additional information, see "NOTE 10 - BORROWINGS" in the Notes to Consolidated Financial Statements.

Cash Flow Overview

During 2023, investing activities provided $232.2 million and operating activities provided $76.5 million of liquidity, which were offset by financing activities use of $34.0 million, ultimately increasing total cash and cash equivalents by $274.7 million. The cash provided by investing activities was driven mostly by the sale and maturity of securities of $789.4 million and mostly offset by the purchase of securities of $510.5 million, the purchase of correspondent and miscellaneous stock of $11.9 million and the purchase of premises and equipment of $15.6 million. The cash usage in financing activities was driven mostly by increases in proceeds from term FHLB advances of $100.0 million and FRB discount window of $140.0 million and decreases in deposits of $96.4 million and purchases of treasury stock of $17.9 million.

During 2022, operating activities provided $74.1 million of liquidity, which was offset by investing activities use of $214.2 million of cash assets and financing activities use of $15.4 million, ultimately decreasing total cash and cash equivalents by $155.5 million. The cash usage in investing activities was driven mostly by purchases of securities of $182.0 million and the net increase in loans held for investment of $181.9 million, partially offset by proceeds from securities of $168.4 million and proceeds from sale of foreclosed assets of $29.9 million. The cash usage in financing activities was driven mostly by decreases in deposits of $106.3 million and purchases of treasury stock of $33.2 million.

For information related to cash flow during 2021, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 9, 2022.

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

Standby and Performance Letters of Credit: For additional information see “NOTE 20 – COMMITMENTS AND CREDIT RISK” in the Notes to Consolidated Financial Statements.

Commitments to Extend Credit: For additional information see “NOTE 20 – COMMITMENTS AND CREDIT RISK” in the Notes to Consolidated Financial Statements.

Future Debt Repayments

In the normal course of business, we enter into short-term and long-term debt obligations resulting in commitments to make future payments. For additional information see “NOTE 10 – BORROWINGS” and “NOTE 11 – SUBORDINATED DEBT.”

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

Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes, as of December 31, 2023, and December 31, 2022, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2023, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The total increase in stockholders’ equity of $42.8 million was principally attributable to an increase in accumulated other comprehensive income of $55.6 million, partially offset by a decrease in treasury stock of $17.9 million. For additional information about the Company’s capital see "NOTE 12 – STOCKHOLDERS' EQUITY", “NOTE 14 – REGULATORY MATTERS” and "NOTE 17 – SHARE-BASED PAYMENTS" in Notes to Consolidated Financial Statements.

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

Adjusted Net Income and Earnings Per Share: Adjusted net income and adjusted earnings per share are non-GAAP financial measures generally used to disclose core net income from the Company's operations and earnings per share. We calculated this by taking GAAP net income less non-core impacts to net income to arrive at adjusted net income, basic earnings per share, and diluted earnings per share. These financial measures are used by financial statement users to evaluate the core financial performance of the Company.

Management believes that these measures are important to many investors who are interested in changes from period to period in the Company's financial performance and quality of earnings.

The following table reconciles as of the dates set forth below, adjusted net income and earnings per share and compares them to GAAP net income and earnings per share.

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands, except share data)
Net income (loss) allocable to common stockholders	$7,821	$57,688	$52,480	$(74,970)	$25,579
Less: gains (losses) from sale of securities net of tax	(41,090)	4	291	—	—
Plus: goodwill impairment, net of actual tax effect	—	—	—	99,526	—
Adjusted net income	$48,911	$57,684	$52,189	$24,556	$25,579
Weighted average common shares outstanding	15,535,772	16,214,049	15,019,221	15,098,512	15,619,891
Weighted average diluted shares	15,648,842	16,437,906	15,306,431	15,238,499	15,843,139
Earnings Per Share	$0.50	$3.56	$3.49	$(4.97)	$1.64
Diluted Earnings Per Share	$0.50	$3.51	$3.43	$(4.97)	$1.61
Adjusted Earnings Per Share	$3.15	$3.56	$3.47	$1.63	$1.64
Adjusted Diluted Earnings Per Share	$3.13	$3.51	$3.41	$1.61	$1.61

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

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands, except share data)
Total stockholders’ equity	$452,860	$410,058	$500,631	$407,649	$478,060
Less: goodwill	53,101	53,101	54,465	31,601	136,432
Less: core deposit intangibles, net	7,222	10,596	14,879	16,057	19,907
Less: mortgage servicing asset, net	75	176	276	—	5
Less: naming rights, net	1,000	1,044	1,087	1,130	1,174
Tangible common equity	$391,462	$345,141	$429,924	$358,861	$320,542
Common shares outstanding at period end	15,428,251	15,930,112	16,760,115	14,540,556	15,444,434
Diluted common shares outstanding at period end	15,629,185	16,163,253	17,050,115	14,540,556	15,719,810
Book value per common share	$29.35	$25.74	$29.87	$28.04	$30.95
Tangible book value per common share	$25.37	$21.67	$25.65	$24.68	$20.75
Tangible book value per diluted common share	$25.05	$21.35	$25.22	$24.68	$20.39

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

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Total stockholders’ equity	$452,860	$410,058	$500,631	$407,649	$478,060
Less: goodwill	53,101	53,101	54,465	31,601	136,432
Less: core deposit intangibles, net	7,222	10,596	14,879	16,057	19,907
Less: mortgage servicing asset, net	75	176	276	—	5
Less: naming rights, net	1,000	1,044	1,087	1,130	1,174
Tangible common equity	$391,462	$345,141	$429,924	$358,861	$320,542
Total assets	$5,034,592	$4,981,651	$5,137,631	$4,013,356	$3,949,578
Less: goodwill	53,101	53,101	54,465	31,601	136,432
Less: core deposit intangibles, net	7,222	10,596	14,879	16,057	19,907
Less: mortgage servicing asset, net	75	176	276	—	5
Less: naming rights, net	1,000	1,044	1,087	1,130	1,174
Tangible assets	$4,973,194	$4,916,734	$5,066,924	$3,964,568	$3,792,060
Equity / assets	8.99%	8.23%	9.74%	10.16%	12.10%
Tangible common equity to tangible assets	7.87%	7.02%	8.48%	9.05%	8.45%

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) adjusted net income allocable to common stockholders as net income allocable to common stockholders plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on amortization of intangible assets (tax rates used in this calculation were 21% for 2023, 2022, 2021, 2020 and 2019) (c) return on average tangible common equity as adjusted net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Total average stockholders’ equity	$423,722	$440,882	$446,795	$464,608	$463,445
Less: average intangible assets	63,064	67,746	50,831	130,329	158,410
Average tangible common equity	$360,658	$373,136	$395,964	$334,279	$305,035
Net income (loss) allocable to common stockholders	$7,821	$57,688	$52,480	$(74,970)	$25,579
Plus: goodwill impairment, net of actual tax effect	—	—	—	99,526	—
Amortization of intangible assets	3,518	4,186	4,242	3,898	3,218
Less: estimated tax effect on intangible asset amortization	739	879	891	819	676
Adjusted net income allocable to common stockholders	$10,600	$60,995	$55,831	$27,635	$28,121
Return on average equity (ROAE)	1.85%	13.08%	11.75%	(16.14)%	5.52%
Return on average tangible common equity (ROATCE)	2.94%	16.35%	14.10%	8.27%	9.22%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	December 31,
	2023	2022	2021	2020	2019
	(Dollars in thousands)
Non-interest expense	$135,601	$128,380	$119,465	$208,990	$99,635
Less: goodwill impairment	—	—	—	104,831	—
Less: merger expenses	297	594	9,189	299	915
Less: loss on debt extinguishment	—	—	372	—	—
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$135,304	$127,786	$109,904	$103,860	$98,720
Net interest income	$159,018	$162,830	$142,579	$132,652	$125,858
Non-interest income	$(19,129)	$35,957	$32,842	$26,023	$24,988
Less: gain on acquisition and branch sales	—	962	585	2,145	—
Less: net gains (losses) from securities transactions	(51,909)	5	406	11	14
Non-interest income, excluding net gains (losses) from security transactions and gain on acquisition	$32,780	$34,990	$31,851	$23,867	$24,974
Non-interest expense, less goodwill impairment, to net interest income plus non-interest income	96.93%	64.58%	68.10%	65.64%	66.05%
Efficiency Ratio	70.55%	64.60%	63.01%	66.36%	65.45%

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

The change in the impact of net interest income from the base case for December 31, 2023, and 2022 was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.

December 31, 2023, Analysis

The increase in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the decrease in fixed rate investments, increase in interest earning cash balances and overall increase in the level of adjustable rate loans, which were partially offset by the decreases in non-interest bearing deposits and savings accounts, which are low beta deposit products, and increases in money market and ICS deposits, which are high beta deposit produces. These factors result in the positive impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable, increase in interest-earning cash balances and the decrease in fixed rate investments. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2023, is due to us being in a liability sensitive position and the level of convexity in our prepayable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate prepayable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario; however, due to the current level of convexity in our fixed rate prepayable assets becoming less negative and positive, in some cases, on a portion of or portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At December 31, 2023, non-interest-bearing deposits were approximately $898.1 million, or 18.2%, lower than that deposit type at December 31, 2022. Substantially all investments and approximately 41.3% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

December 31, 2022, Analysis

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

Market Risk

	Impact on Net Interest Income
	December 31,
Change in prevailing interest rates	2023	2022
+300 basis points	10.3%	5.0%
+200 basis points	6.8%	3.3%
+100 basis points	3.3%	1.6%
0 basis points	—%	—%
-100 basis points	(2.1)%	(2.3)%
-200 basis points	(4.3)%	(5.5)%
-300 basis points	(7.3)%	(10.2)%

	Impact on Economic Value of Equity
	December 31,
Change in prevailing interest rates	2023	2022
+300 basis points	(7.4)%	(10.7)%
+200 basis points	(4.3)%	(6.6)%
+100 basis points	(2.2)%	(3.3)%
0 basis points	—%	—%
-100 basis points	0.3%	0.7%
-200 basis points	(1.5)%	(0.5)%
-300 basis points	(5.3)%	(4.0)%

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

As of December 31, 2023, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2023.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, has been audited by Crowe LLP, Indianapolis, Indiana, (U.S. PCAOB Auditor Firm I.D. 173), the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2023, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.

Item 9B: Other Information

During the three months ended December 31, 2023, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

Part III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be held April 23, 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be held April 23, 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be held April 23, 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be held April 23, 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2024 Annual Meeting of Stockholders to be held April 23, 2024, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

2.1

Agreement and Plan of Merger, dated December 5, 2023, by and among Equity Bancshares, Inc. Truman Merger Sub, Inc. Rockhold BanCorp and Rockhold BanCorp Stock Trust (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on December 6, 2023).

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

10.3†

Amended and Restated Employment Agreement, dated November 5, 2021, between Equity Bank, Equity Bancshares, Inc. and Julie Huber (incorporated by reference to Exhibit 10.4 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2021).

10.4†

Employment Agreement, dated May 2, 2023, among Equity Bank and Richard M. Sems, (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on May 4, 2023).

10.5†

Employment Agreement, dated November 6, 2023, among Equity Bank, Equity Bancshares, Inc. and Chris M. Navratil (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 9, 2023).

10.6†

Employment Agreement, dated November 5, 2021, between Equity Bank, Equity Bancshares, Inc. and Brett A. Reber (incorporated by reference to Exhibit 10.5 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q, filed with the SEC on November 8, 2021).

10.7†

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

10.10†	Form of Time-vested Restricted Stock Units Award Agreement (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on March 5, 2018).

10.11†

Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 22, 2019).

10.12†

Equity Bancshares, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 17, 2022).

10.13†

Equity Bancshares, Inc. 2022 Employee Stock Purchase Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 17, 2022).

10.14†

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

10.25

Seventh Amendment to Loan and Security Agreement, dated February 10, 2024, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on February 14, 2024).

21.1*	List of Subsidiaries of Equity Bancshares, Inc.

23.1*	Consent of Crowe LLP.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Compensation Recovery Policy.

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.

Exhibit No.	Description
104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 7, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 7, 2024
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Chris M. Navratil	Executive Vice President and Chief Financial	March 7, 2024
Chris M. Navratil	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Leon H. Borck *	Director	March 7, 2024
Leon H. Borck

/s/ Kevin E. Cook *	Director	March 7, 2024
Kevin E. Cook

/s/ Junetta M. Everett *	Director	March 7, 2024
Junetta M. Everett

/s/ Gregory L. Gaeddert *	Director	March 7, 2024
Gregory L. Gaeddert

/s/ Benjamen M. Hutton *	Director	March 7, 2024
Benjamen M. Hutton

/s/ R. Renee Koger *	Director	March 7, 2024
R. Renee Koger

/s/ Gregory H. Kossover *	Director	March 7, 2024
Gregory H. Kossover

/s/ James S. Loving *	Director	March 7, 2024
James S. Loving

/s/ Jerry P. Maland *	Director	March 7, 2024
Jerry P. Maland

/s/ Shawn D. Penner *	Director	March 7, 2024
Shawn D. Penner

*By: /s/ Chris M. Navratil
Attorney-in-Fact
March 7, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Equity Bancshares, Inc.

Wichita, Kansas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Qualitative Adjustments

The allowance for credit losses (the “ACL”) as described in Notes 1 and 4 is an accounting estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. As of December 31, 2023, the Company’s allowance for credit losses on loans was $43.5 million and the provision for credit losses on loans was $1.9 million for the year then ended.

The Company measures the allowance for credit losses utilizing a probability of default (“PD”) and loss given default (“LGD”) modeling approach for historical loss. The estimated PD and LGD rates are applied to the estimated exposure at default (“EAD”) to calculate expected credit losses. The Company’s ACL model utilizes a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within the Company’s geographical footprint. The methodologies utilized to develop and implement the macroeconomic factors that drive the loss estimates use multivariate regression modeling techniques. The process involved the selection of the macroeconomic factors and the evaluation of regression analysis outputs to determine the statistical fit of the macroeconomic factors used to forecast expected credit losses. The Company also adjusts for changes in qualitative factors not inherently considered in the quantitative analyses. Significant management judgment is required in evaluating the qualitative adjustments used in the analysis.

We determined that auditing the allowance for credit losses on loans was a critical audit matter because of the extent of auditor judgment applied and significant audit effort to evaluate the significant subjective and complex judgments made by management. The principal considerations resulting in our determination included the following:

•
Significant auditor judgment and effort were used to evaluate reasonableness of the PD, LGD and EAD assumptions.
•
Significant auditor judgment and audit effort were used to evaluate the application of the reasonable and supportable forecast of economic variables.

•
Significant auditor judgment and effort were used in evaluating the qualitative adjustments used in the calculation.
•
Significant audit effort related to the relevance and reliability of the high volume of data used in the model computation.

The primary audit procedures we performed to address this critical audit matter included:

•
Testing the effectiveness of management’s internal controls over the Company’s significant model assumptions and judgments, reasonable and supportable forecasts, qualitative adjustments and model validation.
•
Testing the effectiveness of controls over the relevance and reliability of loan data used in the computation of the PD models and LGD assumptions.
•
Testing the effectiveness of controls over the Company’s preparation and review of the allowance for credit loss calculation, including the reasonableness of qualitative adjustments and mathematical accuracy and appropriateness of the overall calculation.
•
Testing the effectiveness of controls over the relevant macroeconomic variables, including the review of the regression analysis output and the relevance and reliability of third-party data used.
•
With the assistance of our valuation specialists, evaluating the reasonableness of assumptions and judgments related to the PD, LGD, EAD and loan segmentation, the conceptual design of the credit loss estimation models, model assumption sensitivity analysis and the adequacy of the independent model validation.
•
Substantively tested management’s qualitative factor adjustments and assessed the relevance and reliability of the data used, including evaluating management’s judgments and assumptions for reasonableness.
•
Substantively testing the mathematical accuracy of the PD, LGD and EAD model on a pooled loan level including the relevance and reliability of loan data used in the model.

Crowe LLP

We have served as the Company's auditor since 2007.

Indianapolis, Indiana

March 07, 2024

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2023, and 2022

(Dollar amounts in thousands, except per share data)

	2023	2022
ASSETS
Cash and due from banks	$363,289	$104,013
Federal funds sold	15,810	415
Cash and cash equivalents	379,099	104,428
Available-for-sale securities	919,648	1,184,390
Held-to-maturity securities, fair value of $2,250 and $1,973	2,209	1,948
Loans held for sale	476	349
Loans, net of allowance for credit losses of $43,520 and $45,847	3,289,381	3,265,701
Other real estate owned, net	1,833	4,409
Premises and equipment, net	112,632	101,492
Bank-owned life insurance	124,865	123,176
Federal Reserve Bank and Federal Home Loan Bank stock	20,608	21,695
Interest receivable	25,497	20,630
Goodwill	53,101	53,101
Core deposit intangibles, net	7,222	10,596
Other	98,021	89,736
Total assets	$5,034,592	$4,981,651
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$898,129	$1,097,899
Total non-interest-bearing deposits	898,129	1,097,899
Demand, savings and money market	2,483,807	2,329,584
Time	763,519	814,324
Total interest-bearing deposits	3,247,326	3,143,908
Total deposits	4,145,455	4,241,807
Federal funds purchased and retail repurchase agreements	43,582	46,478
Federal Home Loan Bank advances	100,000	138,864
Federal Reserve Bank borrowings	140,000	—
Subordinated debt	96,921	96,392
Contractual obligations	19,315	15,218
Interest payable and other liabilities	36,459	32,834
Total liabilities	4,581,732	4,571,593
Commitments and contingent liabilities, see Notes 20 and 21
Stockholders’ equity, see Note 12
Common stock	207	205
Additional paid-in capital	489,187	484,989
Retained earnings	141,006	140,095
Accumulated other comprehensive income (loss)	(57,920)	(113,511)
Treasury stock	(119,620)	(101,720)
Total stockholders’ equity	452,860	410,058
Total liabilities and stockholders’ equity	$5,034,592	$4,981,651

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2023, 2022, and 2021

(Dollar amounts in thousands, except per share data)

	2023	2022	2021
Interest and dividend income
Loans, including fees	$211,213	$160,859	$137,334
Securities, taxable	23,873	22,713	15,996
Securities, nontaxable	1,960	2,698	2,843
Federal funds sold and other	9,666	1,978	1,195
Total interest and dividend income	246,712	188,248	157,368
Interest expense
Deposits	70,473	16,321	8,255
Federal funds purchased and retail repurchase agreements	931	232	104
Federal Home Loan Bank advances	3,944	2,094	169
Federal Reserve Bank borrowings	4,755	—	—
Subordinated debt	7,591	6,771	6,261
Total interest expense	87,694	25,418	14,789
Net interest income	159,018	162,830	142,579
Provision (reversal) for credit losses	1,873	125	(8,480)
Net interest income after provision (reversal) for credit losses	157,145	162,705	151,059
Non-interest income
Service charges and fees	10,187	10,632	8,596
Debit card income	10,322	10,677	10,236
Mortgage banking	652	1,416	3,306
Increase in value of bank-owned life insurance	4,059	3,113	3,506
Net gain on acquisition and branch sales	—	962	585
Net gain (loss) from securities transactions	(51,909)	5	406
Other	7,560	9,152	6,207
Total non-interest income	(19,129)	35,957	32,842
Non-interest expense
Salaries and employee benefits	64,384	62,006	54,198
Net occupancy and equipment	12,325	12,223	10,137
Data processing	17,433	15,883	13,261
Professional fees	5,754	4,951	4,713
Advertising and business development	5,425	5,042	3,370
Telecommunications	1,963	1,916	1,966
FDIC insurance	2,195	1,140	1,665
Courier and postage	2,046	1,881	1,429
Free nationwide ATM cost	2,073	2,103	2,019
Amortization of core deposit intangibles	3,374	4,042	4,174
Loan expense	540	828	934
Other real estate owned	542	589	(188)
Merger expenses	297	594	9,189
Loss on debt extinguishment	—	—	372
Other	17,250	15,182	12,226
Total non-interest expense	135,601	128,380	119,465
Income (loss) before income tax	2,415	70,282	64,436
Provision (benefit) for income taxes	(5,406)	12,594	11,956
Net income (loss) and net income (loss) allocable to common stockholders	$7,821	$57,688	$52,480
Basic earnings (loss) per share	$0.50	$3.56	$3.49
Diluted earnings (loss) per share	$0.50	$3.51	$3.43

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2023, 2022, and 2021

(Dollar amounts in thousands, except per share data)

	2023	2022	2021
Net income (loss)	$7,821	$57,688	$52,480
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	18,468	(150,377)	(23,632)
Reclassification for net securities gains (losses) included in net income	52,013	(79)	(368)
Unrealized holding gains (losses) arising during the period on cash flow hedges	3,702	(2,805)	(58)
Total other comprehensive income (loss)	74,183	(153,261)	(24,058)
Tax effect	(18,592)	37,974	6,053
Other comprehensive income (loss), net of tax	55,591	(115,287)	(18,005)
Comprehensive income (loss)	$63,412	$(57,599)	$34,475

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2023, 2022, and 2021

(Dollar amounts in thousands, except share and per share data)

	Common Stock				Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Employee Stock Loans	Total Stockholders’ Equity
Balance at December 31, 2020	14,540,556	$174	$386,820	$50,787	$19,781	$(49,870)	$(43)	$407,649
Net income	—	—	—	52,480	—	—	—	52,480
Other comprehensive income/(loss), net of tax effects	—	—	—	—	(18,005)	—	—	(18,005)
Cash dividends - common stock, $0.16 per share	—	—	—	(2,493)	—	—	—	(2,493)
Dividend equivalents - restricted stock units, $0.16 per share	—		—	(47)	—	—	—	(47)
Stock-based compensation, see Note 17	10,242	—	2,906	—	—	—	—	2,906
Common stock issued upon exercise of stock options	247,895	3	3,845	—	—	—	—	3,848
Repayments on employee stock loans	—	—	—	—	—	—	43	43
Common stock issued under stock-based incentive plans	74,454	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	33,655	—	569	—	—	—	—	569
Cumulative effect of change in accounting principle from implementation of ASU 2016-13	—	—	—	(12,403)	—	—	—	(12,403)
ASBI merger	2,485,983	25	84,722	—	—	—	—	84,747
Treasury stock purchases	(632,670)	—	—	—	—	(18,664)	—	(18,664)
Balance at December 31, 2021	16,760,115	$203	$478,862	$88,324	$1,776	$(68,534)	$—	$500,631
Net income (loss)	—	—	—	57,688	—	—	—	57,688
Other comprehensive income/(loss), net of tax effects	—	—	—	—	(115,287)	—	—	(115,287)
Cash dividends - common stock, $0.36 per share	—	—	—	(5,801)	—	—	—	(5,801)
Dividend equivalents - restricted stock units, $0.36 per share	—	—	—	(116)	—	—	—	(116)
Stock-based compensation, see Note 17	624	—	3,325	—	—	—	—	3,325
Common stock issued upon exercise of stock options	102,309	1	2,010	—	—	—	—	2,011
Common stock issued under stock-based incentive plan	69,089	1	—	—	—	—	—	1
Common stock issued under employee stock purchase plan	28,829	—	792	—	—	—	—	792
Treasury stock purchases	(1,030,854)	—	—	—	—	(33,186)	—	(33,186)
Balance at December 31, 2022	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$—	$410,058
Net income (loss)	—	—	—	7,821	—	—	—	7,821
Other comprehensive income/(loss), net of tax effects	—	—	—	—	55,591	—	—	55,591
Cash dividends - common stock, $0.44 per share	—	—	—	(6,819)	—	—	—	(6,819)
Dividend equivalents - restricted stock units, $0.44 per share	—	—	—	(91)	—	—	—	(91)
Stock-based compensation, see Note 17	—		3,213	—	—	—	—	3,213
Common stock issued upon exercise of stock options	12,829	—	203	—	—	—	—	203
Common stock issued under stock-based incentive plan	137,820	2	(2)	—	—	—	—	—
Common stock issued under employee stock purchase plan	32,056	—	784	—	—	—	—	784
Treasury stock purchases	(669,166)	—	—	—	—	(17,900)	—	(17,900)
Balance at December 31, 2023	15,443,651	$207	$489,187	$141,006	$(57,920)	$(119,620)	$—	$452,860

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2023, 2022, and 2021
(Dollar amounts in thousands, except per share data)

	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$7,821	$57,688	$52,480
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	3,213	3,325	2,906
Depreciation	4,516	4,466	4,186
Amortization of operating lease right-of-use asset	604	714	480
Amortization of cloud computing implementation costs	188	188	171
Provision (reversal) for credit losses	1,873	125	(8,480)
Net amortization (accretion) of purchase valuation adjustments	(618)	(3,979)	18,001
Amortization (accretion) of premiums and discounts on securities	4,041	6,302	9,638
Amortization of intangible assets	3,518	4,186	4,242
Deferred income taxes	(2,435)	2,594	1,592
Federal Home Loan Bank stock dividends	(594)	(369)	(55)
Loss (gain) on sales and valuation adjustments on other real estate owned	218	80	(839)
Net loss (gain) on sales and settlements of securities	52,013	(79)	(373)
Change in unrealized (gains) losses on equity securities	(104)	74	(68)
Loss (gain) on disposal of premises and equipment	(103)	(41)	(18)
Loss (gain) on lease termination	173	—	(2)
Loss (gain) on sales of foreclosed assets	58	(345)	(36)
Loss (gain) on sales of loans	(472)	(1,085)	(2,804)
Originations of loans held for sale	(24,964)	(46,140)	(101,149)
Proceeds from the sale of loans held for sale	24,967	50,774	111,986
Increase in the value of bank-owned life insurance	(4,065)	(3,113)	(3,506)
Change in fair value of derivatives recognized in earnings	522	(1,477)	(336)
Gain on acquisition and branch sales	—	(962)	(585)
Payments on operating lease payable	(915)	(771)	(608)
Net change in:
Interest receivable	(4,867)	(2,973)	1,672
Other assets	6,172	22,466	(6,503)
Interest payable and other liabilities	5,767	(17,575)	20,706
Net cash provided by operating activities	76,527	74,073	102,698
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(510,224)	(182,036)	(785,297)
Purchases of held-to-maturity securities	(275)	(1,950)	—
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	789,390	168,409	472,894
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	17	3	—
Net change in interest-bearing time deposits in other banks	—	—	249
Net change in loans	(23,715)	(181,896)	218,107
Purchase of mortgage loans	—	(1,399)	(363,892)
Purchase of USDA guaranteed loans	(1,235)	(2,293)	(10,958)
Capitalized construction cost of other real estate owned	(562)	(12)	—
Purchase of premises and equipment	(15,575)	(3,479)	(5,101)
Proceeds from sale of premises and equipment	163	164	24
Proceeds from sale of foreclosed assets	110	29,888	161
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	1,681	(3,816)	3,212
Net redemptions (purchases) of correspondent and miscellaneous other stock	(11,855)	(4,546)	(82)
Proceeds from sale of other real estate owned	1,874	9,323	4,732
Purchase of bank-owned life insurance	—	—	(25,000)
Proceeds from bank-owned life insurance death benefits	2,376	723	1,749
Net cash (paid) received from acquisition of ASBI	—	—	102,710
Net cash (paid) received from acquisition of Security Bank locations	—	—	71,153
Net cash (paid) received from branch sale to United Bank and Trust	—	(22,939)	—
Net cash (paid) received from branch sale to High Plains Bank	—	(18,328)	—
Net cash (used in) provided by investing activities	232,170	(214,184)	(315,339)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(96,436)	(106,330)	228,515

Net change in federal funds purchased and retail repurchase agreements	(2,896)	(9,528)	5,765
Net borrowings (repayments) on Federal Home Loan Bank line of credit	(138,864)	138,864	—
Proceeds from Federal Home Loan Bank term advances	1,366,091	413,973	302,906
Principal repayments on Federal Home Loan Bank term advances	(1,266,091)	(413,973)	(327,422)
Proceeds from Federal Reserve Bank discount window	141,000	1,000	1,000
Principal payments on Federal Reserve Bank discount window	(1,000)	(1,000)	(1,000)
Proceeds from exercise of employee stock options	203	2,011	3,847
Principal payments on employee stock loan	—	—	43
Proceeds from employee stock purchase plan	784	792	569
Proceeds from subordinated notes	—	—	—
Debt issue cost of subordinated notes	—	—	(16)
Purchase of treasury stock	(17,900)	(33,186)	(18,664)
Net change in contractual obligations	(12,303)	(2,474)	(2,497)
Dividends paid on common stock	(6,614)	(5,564)	(1,149)
Net cash provided by (used in) financing activities	(34,026)	(15,415)	191,897
Net change in cash and cash equivalents	274,671	(155,526)	(20,744)
Cash and cash equivalents, beginning of period	104,428	259,954	280,698
Ending cash and cash equivalents	$379,099	$104,428	$259,954
Supplemental cash flow information:
Interest paid	$80,807	$25,803	$15,028
Income taxes paid, net of refunds	3,467	1,218	4,586
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	1,086	2,369	1,184
Other real estate owned transferred from premises and equipment	—	2,210	1,038
Other repossessed assets acquired in settlement of loans	505	47	28,858
Operating leases recognized	690	—	32
Other real estate owned recorded as a result of transferring non-operational branch right-of-use-asset	—	2,071	—
Purchase of investments in tax credit structures and resulting contractual obligations	16,400	—	—
Total fair value of assets acquired in purchase of ASBI, net of cash	—	—	679,902
Total fair value of liabilities assumed in purchase of ASBI	—	—	706,635
Total fair value of assets acquired in purchase of Security locations, net of cash	—	—	4,684
Total fair value of liabilities assumed in purchase of Security locations	—	—	76,503
Total fair value of assets sold in branch sale to United Bank and Trust, net of cash	—	29,762	—
Total fair value of liabilities assumed in branch sale to United Bank and Trust	—	52,733	—
Total fair value of assets sold in branch sale to High Plains Bank, net of cash	—	490	—
Total fair value of liabilities assumed in branch sale to High Plains Bank	—	19,064	—

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023, 2022, and 2021

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

Purchased Credit Deteriorated ("PCD") Loans: The Company has purchased loans, some of which have experienced more than insignificant credit deterioration since origination. The following indicators are used by management to determine if a loan will be classified as a PCD loan: (1) the loan has had previous charge-offs; (2) the loan was accounted for as non-accrual by the selling entity; (3) the loan was accounted for as a modification to a borrower experiencing financial difficulty by the selling entity; (4) the loan was previously or currently reported as classified for regulatory reporting; (5) the loan shows significant cash flow or collateral deterioration since origination; (6) the loan has a pattern of late or delinquent payments; (7) consumer loans to borrowers that have had a significant negative change in credit score; (8) loans in a geographic area that has suffered negative economic conditions; (9) borrowers that have difficulty complying with realistic loan or collateral covenants; and (10) borrower distress evidenced by deferral requests and/or loan modifications. PCD loans are recorded at the amount paid. An allowance for credit losses is determined using the same methodology as other loans held for investment. If the initial allowance for credit losses is determined on a collective basis it is allocated to individual loans. The sum of the loan's purchase price and allowance for credit losses becomes its initial amortized cost basis. The difference between the initial amortized cost basis and the par value of the loan is a noncredit discount or premium, which is amortized into interest income over the life of the loan. Subsequent changes to the allowance for credit losses are recorded through credit loss expense.

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

In accordance with CECL, losses are estimated over the remaining contractual terms of loans, adjusted for estimated prepayments. The contractual term excludes expected extensions, renewals and modifications unless such extensions, renewals or modifications are included in the original loan agreement and are not unconditionally cancellable by the Company. Credit losses are estimated on the amortized cost basis of loans, which includes the principal balance outstanding, purchase discounts and premiums and loan fees and costs. Accrued interest receivable, as allowed under ASU 2016-13, is excluded from the credit loss estimate. In addition, accrued interest receivable is presented separately on the balance sheets and is excluded from the tabular loan disclosures in Note 4.

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
•
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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material amounts to report for interest or penalties incurred in 2023, 2022, or 2021.

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

Compensation expense associated with restricted stock units and restricted stock agreements is based on the fair value of the units at the grant date. This compensation expense is recognized ratably over the service period stipulated in the grant agreement.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available-for-sale and cash flow hedges.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Additional discussion of loss contingencies at December 31, 2023, is presented in a subsequent note.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Management determined the items reclassified are immaterial to the consolidated financial statements, taken as a whole, and did not result in a change in equity or net income for years ended December 31, 2023, 2022, and 2021.

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

In January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848). ASU 2021-01 clarifies that certain optional expedients and exceptions that are noted in Topic 848 apply to derivatives that are affected by the discounting transition. Certain provisions, if elected by the Company, apply to derivative instruments that use an interest rate for managing, discounting or contract price alignment that is modified as a result of reference rate reform. The guidance was effective immediately for the Company and the amendments may be applied prospectively through December 31, 2022. The Company’s contracts issued prior to December 31, 2021, are primarily LIBOR tenures that had operational fallback language or were covered by the transition rules of the Adjustable Interest Rate (LIBOR) Act of 2021 and resulted in this guidance not having a significant impact on the Company's financial condition, results of operations or cash flows.

In March 2022, the FASB issued ASU 2022-01, Derivatives and Hedging (Topic 815), Fair Value Hedging – Portfolio Layer Method. ASU 2022-01 expands the current last-of-layer method to allow multiple hedged layers of a single closed portfolio; expands the scope of the portfolio layer method to include nonprepayable financial assets; addresses the types of hedging instruments that are eligible in a single-layer hedge; provided additional guidance on the accounting for and disclosure of hedging basis adjustments; and provided guidance on how hedge basis adjustments should be considered when determining credit losses for the assets included in the closed portfolio. The guidance was effective for the Company in fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. The guidance required a modified retrospective basis by means of a cumulative-effect adjustment to the opening balance of retained earnings on the initial application date. The implementation of this guidance did not have a material financial impact on its financial condition, results of operations or cash flows.

In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326), Trouble Debt Restructurings and Vintage Disclosures. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors, while enhancing disclosure requirements for loan restructurings by creditor when a borrower is experiencing financial difficulty. Creditors will be required to apply the refinancing and restructuring guidance to determine whether a modification results in a new loan or a continuation of an existing loan. Additionally, ASU 2022-02 requires that public business entities disclose gross write offs by year of origination for financing receivables and net investment in leases within the scope of Financial Instruments – Credit Losses – Measured at Amortized Cost of the Accounting Standards Codification. The guidance is effective for the Company for fiscal years beginning after December 31, 2022, including interim periods within those fiscal years. The Company is permitted to apply the guidance prospectively or through a modified retrospective method, resulting in a cumulative-effect adjustment to retained earnings in the period of adoption. Since the Company had adopted ASU 2016-13 effective January 1, 2021, the Company is permitted to early adopt the guidance in totality or individually for the topics covered in this update. This guidance was adopted effective January 1, 2023, the Company did not early adopt this guidance and the implementation of this guidance did not have a material financial impact on our financial condition, results of operations or cash flows; however, it did impact the Company's loan disclosures.

In June 2022, the FASB issued ASU 2022-03, Fair Value Measurement (Topic 820), Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. ASU 2022-03 clarifies that a contractual restriction on the sale of an equity security is not considered part of the unit of account of the equity security and the restriction is not considered in measuring fair value. In addition, the guidance clarifies that the contractual restriction cannot be valued as a separate unit of account or be recognized separately. This guidance provides additional disclosures for equity securities subject to contractual sale restrictions. The guidance was effective for the Company for fiscal years beginning after December 15, 2022, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not been issued or made available for issuance. This guidance was adopted effective January 1, 2023, the Company did not early adopt this guidance and implementation of this guidance did not have a material financial impact on our financial condition, results of operations or cash flows.

In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848), Deferral of the Sunset Date of Topic 848. ASU 2022-06 extends the current sunset date of Topic 848 from December 31, 2022, to December 31, 2024, to allow for contracts tied to certain tenors of USD LIBOR that have cessation dates of June 30, 2023, to apply the relief of Topic 848. The Company's contracts issued prior to December 31, 2021, were primarily tenures that had operational fallback language or were covered by the transition rules of the Adjustable Interest Rate (LIBOR) Act of 2021 and resulted in this guidance not having a significant impact on the Company's financial condition, results of operations or cash flows.

In March 2023, the FASB issued ASU 2023-02, Investments-Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, a consensus of the Emerging Issues Task Force. The amendments in ASU 2023-02 permit all reporting entities that hold tax equity investments that meet the conditions for and elect to account for them using the proportional amortization method or investments in Low Income Housing Tax Credit ("LIHTC") structure through a limited liability entity that is not accounted for using the proportional amortization method and was previously applying LIHTC specific guidance which has been removed by ASU 2023-02. The election to apply the proportional amortization election is a program-by-program election rather than at a reporting entity or individual investment level. The amendments require specific disclosures that must be provided for all investments that generate income tax credits and other income tax benefits from a tax program for which the entity elected to apply the proportional amortization method which must be provided in both annual and interim financial statements. This guidance will be effective for the Company for fiscal years beginning after December 31, 2023, including interim periods within those fiscal years and early adoption is permitted in any interim period and shall be adopted as of the beginning of the fiscal year that includes that interim period. The amendments in this update must be applied using a modified retrospective method or a retrospective method through a cumulative-effect adjustment to the opening balance of retained earnings for the period adoption for the modified retrospective method or the earliest period presented for the retrospective method. The Company is adopting this guidance for investments in historic tax credits and solar tax credit structures entered into during 2023, as the Company's investments in solar tax credit structures prior to 2023 do not qualify for the proportional amortization method under this guidance. The Company's financial condition, results of operations and cash flows were not significantly impacted by this guidance for investments in tax credit structures outstanding at December 31, 2023; however, the Company's disclosures related to income tax expense and investments in tax credit structures have been expanded by this guidance.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 provide for new disclosures which: (1) require that a public entity disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods; (4) allows more than one measure of segment profit or loss used by the CODM when assessing segment performance and deciding how to allocate resources to be disclosed; (5) require disclosure of title and position of CODM and explain how the CODM uses the disclosed reported measures to assess segment performance; and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amended Topic 280. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 with early adoption permitted. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories and the amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, the Company will begin to provide disclosures of a single reportable segment at the respective implementation dates.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 require public business entities on an annual basis to disclose: (1) specific categories in the rate reconciliation; (2) provide additional information for reconciling items that meet a quantitative threshold of five percent of pretax income multiplied by the statutory rate; (3) provide a qualitative description of the state and local jurisdictions that make up a majority of the state and local income tax category; (4) requires the entity to provide an explanation of the nature, effect and underlying causes of the reconciling items disclosed and the judgment used in categorizing the reconciling items; (5) requires that all entities disclose on an annual basis income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds); (6) requires disclosure of income from continuing operations before income tax expense to be disaggregated between domestic and foreign, and income tax expense disaggregated by federal, state and foreign; and (7) removes the disclosures of estimating the range of reasonably possible change in unrecognized tax benefits balance in the next 12 months and removes the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The amendments in this update are effective for annual periods beginning after December 15, 2024, and early adoptions is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis; however, retrospective application is permitted. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, this guidance will impact the Company's financial statement disclosures.

NOTE 2 – BUSINESS COMBINATIONS

At the close of business on November 10, 2022, the Company sold one branch location located in Cordell, Oklahoma to High Plains Bank ("HPB"). Results of the branch sale were included in the Company's results of operations beginning November 14, 2022. There were no branch sale related costs on the Company's income statement for the year ended December 31, 2022. At December 31, 2023, there were no costs related to this branch sale.

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

At the close of business on June 24, 2022, the Company sold three branch locations located in Belleville, Clyde and Concordia, Kansas to United Bank and Trust ("UBT"). Results of the branch sale were included in the Company's results of operations beginning June 27, 2022. Branch sale related costs were $18 ($14 on an after-tax basis) and are included in merger expense in the Company's income statement for the year ended December 31, 2022. At December 31, 2023, there were no costs related to this branch sale.

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
$93,189

The following tables reconcile the par value of ASBI’s loan portfolio as of the purchase date to the fair value indicated in the table above. For non-purchase credit deteriorated assets, the entire fair value adjustment including both interest and credit related components is recorded as an adjustment to par (“Fair Value Marks”) and reflected as an adjustment to the carrying value of that asset within the Consolidated Balance Sheet. Following purchase, an ACL is also established for these non-purchase credit deteriorated assets which is not reflected in this table as it is accounted for outside of the business combination. For purchase-credit deteriorated assets, as required by CECL, the fair value mark is divided between an adjustment to par (“Non-Credit Rate Marks”) and an addition to the ACL (“Credit Marks in ACL”). The addition to ACL is based on the application of management’s CECL methodology to the individual loans.

Non-Purchase Credit Deteriorated Loans	Loan Par Value	Fair Value Marks	Purchase Price
Commercial real estate	$98,774	$(1,220)	$97,554
Commercial and industrial	63,249	(348)	62,901
Residential real estate	37,919	(153)	37,766
Agricultural real estate	58,632	(1,474)	57,158
Agricultural	56,238	(267)	55,971
Consumer	15,832	(13)	15,819
Total non-PCD loans	$330,644	$(3,475)	$327,169

Purchase Credit Deteriorated Loans	Loan Par Value	Fair Value Marks	Credit Marks in ACL	Purchase Price
Commercial real estate	$95,812	$(956)	$(3,719)	$91,137
Commercial and industrial	2,017	(7)	(60)	1,950
Residential real estate	2,842	(347)	(244)	2,251
Agricultural real estate	10,424	(240)	(421)	9,763
Agricultural	10,693	(148)	(1,113)	9,432
Consumer	243	(6)	(55)	182
Total PCD loans	$122,031	$(1,704)	$(5,612)	$114,715

Total Purchased Loans	Purchase Price
Non-Purchase Credit Deteriorated Loans	$327,169
Purchase Credit Deteriorated Loans	114,715
Total loans	$441,884

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

Assuming that the ASBI and Security acquisitions would have taken place on January 1, 2020, total combined revenue would have been $170,638 for year ended December 31, 2021, and $180,224 for year ended December 31, 2020. Net income would have been $64,252 at December 31, 2021, and net loss would have been $69,531 at December 31, 2020. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former ASBI locations are not available subsequent to the acquisition.

NOTE 3 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$39,103	$—	$(6,016)	$—	$33,087
U.S. Treasury securities	89,999	28	(771)	—	89,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,674	3,872	(35,403)	—	529,143
Private label residential mortgage-backed securities	161,174	—	(23,333)	—	137,841
Corporate	56,722	—	(7,039)	—	49,683
Small Business Administration loan pools	8,066	—	(339)	—	7,727
State and political subdivisions	81,458	74	(8,621)	—	72,911
	$997,196	$3,974	$(81,522)	$—	$919,648
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$123,196	$—	$(16,790)	$—	$106,406
U.S. Treasury securities	257,690	—	(25,532)	—	232,158
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,776	—	(62,170)	—	498,606
Private label residential mortgage-backed securities	190,889	17	(27,346)	—	163,560
Corporate	56,642	—	(4,268)	—	52,374
Small Business Administration loan pools	12,915	—	(734)	—	12,181
State and political subdivisions	130,311	55	(11,261)	—	119,105
	$1,332,419	$72	$(148,101)	$—	$1,184,390

The amortized cost and fair value of held-to-maturity securities and the related gross unrealized gains and losses were as follows.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,094	$3	$—	$—	$1,097
State and political subdivisions	1,115	38	—	—	$1,153
	$2,209	$41	$—	$—	$2,250
December 31, 2022
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,108	$—	$—	$—	$1,108
State and political subdivisions	840	25	—	—	865
	$1,948	$25	$—	$—	$1,973

The fair value and amortized cost of debt securities at December 31, 2023, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$73,807	$73,806	$—	$—
One to five years	34,744	33,552	—	—
Five to ten years	124,883	109,395	—	—
After ten years	41,914	35,911	1,115	1,153
Mortgage-backed securities	721,848	666,984	1,094	1,097
Total debt securities	$997,196	$919,648	$2,209	$2,250

The following table shows the carrying value and fair value of securities pledged as collateral, to secure public deposits, borrowings from the Federal Reserve Bank and retail purchase obligations at December 31, 2023, and December 31, 2022.

	December 31, 2023		December 31, 2022
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$509,010	$488,270	$734,494	$654,356
Federal Home Loan Bank pledging	84,421	72,293	92,041	77,871
Federal Reserve Bank borrowings	158,382	141,125	32,691	33,235
Retail repurchase agreements	51,548	47,282	62,884	55,289
Total securities pledged	$803,361	$748,970	$922,110	$820,751

The following tables show gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2023, and 2022.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$33,087	$(6,016)	$33,087	$(6,016)
U.S. Treasury securities	—	—	19,413	(771)	19,413	(771)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	7,799	(5)	306,858	(35,398)	314,657	(35,403)
Private label residential mortgage-backed securities	—	—	137,841	(23,333)	137,841	(23,333)
Corporate	—	—	49,683	(7,039)	49,683	(7,039)
Small Business Administration loan pools	5,097	(14)	2,630	(325)	7,727	(339)
State and political subdivisions	11,386	(768)	57,326	(7,853)	68,712	(8,621)
Total temporarily impaired securities	$24,282	$(787)	$606,838	$(80,735)	$631,120	$(81,522)
December 31, 2022
Available-for-sale securities
U.S. Government-sponsored entities	$3,936	$(913)	$102,470	$(15,877)	$106,406	$(16,790)
U.S. Treasury securities	92,896	(6,866)	139,262	(18,666)	232,158	(25,532)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	203,416	(15,511)	295,190	(46,659)	498,606	(62,170)
Private label residential mortgage-backed securities	43,610	(7,227)	116,410	(20,119)	160,020	(27,346)
Corporate	48,199	(3,443)	4,175	(825)	52,374	(4,268)
Small Business Administration loan pools	7,676	(60)	4,505	(674)	12,181	(734)
State and political subdivisions	88,713	(5,463)	19,671	(5,798)	108,384	(11,261)
Total temporarily impaired securities	$488,446	$(39,483)	$681,683	$(108,618)	$1,170,129	$(148,101)

The tables above present unrealized losses on available-for-sale securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of December 31, 2023, the Company held 421 available-for-sale securities in an unrealized loss position. The company did not have any held-to-maturity securities in an unrealized loss position at December 31, 2023, or 2022.

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

All private label residential mortgage-backed securities held by the Company are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At December 31, 2023, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 14 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade either by a Nationally Recognized Statistical Ratings Organization ("NRSRO") or by internal review. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At December 31, 2023, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 129 positions of which 84% of the positions are rated "A" or better by a NRSRO, and 62% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At December 31, 2023, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	2023	2022	2021
Proceeds	$490,108	$3,265	$50,395
Gross gains	—	115	368
Gross losses	52,013	36	—
Income tax expense (benefit) on net realized gains (losses)	(12,740)	20	93

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Investments in stocks
Accounted for at fair value through net income	$674	$570
Accounted for at amortized cost assessed for impairment	1,397	1,398
Total investments in stocks	2,071	1,968
Investments in partnerships
Accounted for at equity method	2,345	1,816
Accounted for at hypothetical liquidation book value	2,403	980
Accounted for at proportional amortization	24,296	19,794
Total investments in partnerships	29,044	22,590
Total other investments	$31,115	$24,558

The Company invests in certain qualified affordable housing projects, solar tax credits, and historic tax credits which are designated as being accounted for under proportional amortization. These investment balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments accounted for using the proportional amortization method totaled $19,315, $15,218 and $17,692 at December 31, 2023, 2022, and 2021. The Company expects to fulfill these commitments during the years 2024 through 2036.

The following table discloses the financial statement impact of tax credit investments at December 31, 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
December 31, 2023
Investments and tax credit structures:
Included in proportional amortization	$(11,734)	$(1,615)	$(13,349)	$11,865
Not included in proportional amortization	$(3,745)	$(664)	$(4,409)	$—

(a) Reported in income tax expense on consolidated statements of income and reported in net change in other assets on consolidated statements of cash flows.

The investments and tax credit structures that are included in proportional amortization are low income housing tax credits, historic tax credits and solar tax credits. The amortization plus the total tax benefits for these investments are recorded in the income tax expense line in the consolidated statements of income and change in other assets in the consolidated statements of cash flows. Any cash distributions received on these investments are recorded to the other non-interest income line in the consolidated statements of income and net redemptions or purchases of correspondent and miscellaneous other stock line in the consolidated statements of cash flows. The investments and tax credit structures not included in proportional amortization have the losses reported in other non-interest expense and gains/losses from regular distributions and distributions from liquidation are reported in other non-interest income consolidated statements of income. Net redemptions or purchases of these investment and tax credit structures is reported in net redemptions (purchases) of correspondent and miscellaneous other stock in the consolidated statements of cash flows. During the years ended December 31, 2022, and 2021, the Company recognized amortization expense of low income housing tax credits of $1,953 and $1,142, which was included in pretax income on the consolidated statements of income. The amortization expense for the year ended December 31, 2023 is included in the table above in the investment amortization included in income tax expense. Additionally, during the years ended December 31, 2023, 2022, and 2021 the Company recognized tax credits from its investment in affordable housing tax credits of $1,327, $906 and $565.

Contingent contributions for investment tax credit structures not subject to proportional amortization were $4 for the year ended December 31, 2023.

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

The following table lists categories of loans at December 31, 2023 and 2022.

	2023	2022
Commercial real estate	$1,759,855	$1,721,268
Commercial and industrial	598,327	594,863
Residential real estate	556,328	570,550
Agricultural real estate	196,114	199,189
Agricultural	118,587	120,003
Consumer	103,690	105,675
Total loans	3,332,901	3,311,548
Allowance for credit losses	(43,520)	(45,847)
Net loans	$3,289,381	$3,265,701

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During 2023, the Company did not purchase any pools of residential loans. During 2022, the Company purchased two pools of residential real estate loans totaling $1,399. As of December 31, 2023, and 2022, residential real estate loans include $299,448 and $327,309 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During 2023 and 2022, the Company purchased $1,235 and $2,293 in loans guaranteed by governmental agencies.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $2,424 and $3,632 with related loans of $209,662 and $286,538 at December 31, 2023, and 2022.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $387 and $475 at December 31, 2023, and 2022.

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

During 2021, the Company updated the purchase accounting conclusions related to PCD assets acquired through the Almena merger transaction and the adjustment is reflected in the table below within “Impact of adopting ASC 326 – PCD loans.” During the year, additional information was obtained and additional analysis was performed by the management team which led to a modification of purchase date accounting. The adjustment resulted in a reduction in the allowance for credit losses which was offset by an increase in loan repurchase obligation, which is reported in interest payable and other liabilities in the consolidated balance sheets, decrease in deferred tax asset and an increase in gain on acquisition.

The following tables present the activity in the allowance for credit losses by class for the years ended December 31, 2023, 2022, and 2021.

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Provision (reversal) for credit losses	(3,330)	6,703	(806)	945	(1,509)	(130)	1,873
Loans charged-off	(20)	(3,791)	(80)	(54)	(108)	(901)	(4,954)
Recoveries	95	91	62	8	155	343	754
Total ending allowance balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Provision (reversal) for credit losses	(4,554)	3,293	3,104	(1,389)	(1,264)	935	125
Loans charged-off	(1,297)	(857)	(99)	(35)	(46)	(1,009)	(3,343)
Recoveries	104	267	43	8	11	267	700
Total ending allowance balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847

December 31, 2021	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance, prior to adoption of ASC 326	$9,012	$12,456	$4,559	$904	$758	$6,020	$33,709
Cumulative effect adjustment of adopting ASC 326	5,612	4,167	8,870	167	(207)	(2,877)	15,732
Impact of adopting ASC 326 - PCD loans	4,571	(218)	220	960	4,905	—	10,438
PCD mark on acquired loans	3,719	60	244	420	1,113	55	5,611
Provision (reversal) for credit losses	(565)	3,653	(8,385)	257	(2,834)	(606)	(8,480)
Loans charged-off	(169)	(9,839)	(39)	(506)	(1)	(823)	(11,377)
Recoveries	298	1,969	91	33	22	319	2,732
Total ending allowance balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on impairment method as of December 31, 2023, and 2022.

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$582	$1,644	$1,113	$674	$598	$154	$4,765
Collectively evaluated for credit losses	12,894	16,310	6,671	1,044	397	1,439	38,755
Total	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Loan Balance:
Individually evaluated for credit losses	$6,031	$5,498	$7,495	$4,672	$3,598	$669	$27,963
Collectively evaluated for credit losses	1,753,824	592,829	548,833	191,442	114,989	103,021	3,304,938
Total	$1,759,855	$598,327	$556,328	$196,114	$118,587	$103,690	$3,332,901

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$285	$1,433	$795	$221	$2,125	$87	$4,946
Collectively evaluated for credit losses	16,446	13,518	7,813	598	332	2,194	40,901
Total	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Loan Balance:
Individually evaluated for credit losses	$2,867	$6,653	$3,344	$2,606	$4,576	$379	$20,425
Collectively evaluated for credit losses	1,718,401	588,210	567,206	196,583	115,427	105,296	3,291,123
Total	$1,721,268	$594,863	$570,550	$199,189	$120,003	$105,675	$3,311,548

The following table presents information related to nonaccrual loans at December 31, 2023.

December 31, 2023	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,948	$3,376	$—	$2,117	$53
Commercial and industrial	2,925	—	—	251	1
Residential real estate	21	—	—	5	1
Agricultural real estate	1,342	948	—	939	—
Agricultural	2,303	—	—	—	3
Consumer	23	—	—	—	1
Subtotal	10,562	4,324	—	3,312	59
With an allowance recorded:
Commercial real estate	2,297	2,071	455	1,214	37
Commercial and industrial	8,452	5,041	1,335	5,059	249
Residential real estate	7,605	7,251	1,086	3,912	156
Agricultural real estate	4,753	3,266	660	1,950	1
Agricultural	2,946	2,470	481	2,791	1
Consumer	689	603	150	477	17
Subtotal	26,742	20,702	4,167	15,403	461
Total	$37,304	$25,026	$4,167	$18,715	$520

The above table presents interest income for the twelve months ended December 31, 2023. Interest income recognized in the above table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

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

The following tables present the aging of the recorded investment in past due loans as of December 31, 2023 and 2022, by portfolio and class of loans.

December 31, 2023	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,397	$198	$189	$5,447	$1,751,624	$1,759,855
Commercial and industrial	1,853	2,713	71	5,041	588,649	598,327
Residential real estate	1,444	676	—	7,251	546,957	556,328
Agricultural real estate	949	—	—	4,214	190,951	196,114
Agricultural	559	65	19	2,470	115,474	118,587
Consumer	443	118	—	603	102,526	103,690
Total	$7,645	$3,770	$279	$25,026	$3,296,181	$3,332,901

December 31, 2022	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$1,526	$69	$—	$2,689	$1,716,984	$1,721,268
Commercial and industrial	232	195	—	5,838	588,598	594,863
Residential real estate	1,133	1,993	—	3,206	564,218	570,550
Agricultural real estate	569	—	—	2,052	196,568	199,189
Agricultural	212	—	—	3,468	116,323	120,003
Consumer	246	55	—	348	105,026	105,675
Total	$3,918	$2,312	$—	$17,601	$3,287,717	$3,311,548

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

The following table lists allowance for credit losses on off-balance sheet credit exposures as of December 31, 2023 and 2022.

	December 31, 2023	December 31, 2022
Commercial real estate	$285	$336
Commercial and industrial	1,053	700
Residential real estate	35	45
Agricultural real estate	2	—
Agricultural	3	3
Consumer	247	269
Total	$1,625	$1,353

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

Based on the most recent analysis performed, the risk category of loans by type and year of origination, at December 31, 2023, is as follows.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$212,229	$379,233	$253,837	$179,935	$75,472	$186,073	$461,346	$753	$1,748,878
Special Mention	257	—	119	—	—	399	—	—	775
Substandard	84	2,501	3,481	256	1,463	2,336	81	—	10,202
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$212,570	$381,734	$257,437	$180,191	$76,935	$188,808	$461,427	$753	$1,759,855
Commercial and industrial
Risk rating
Pass	$128,598	$110,817	$54,416	$49,557	$29,931	$7,293	$204,237	$1,780	$586,629
Special Mention	—	—	15	—	—	992	—	—	1,007
Substandard	1,317	468	230	2,922	237	2,171	3,346	—	10,691
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$129,915	$111,285	$54,661	$52,479	$30,168	$10,456	$207,583	$1,780	$598,327
Residential real estate
Risk rating
Pass	$35,040	$29,766	$277,611	$5,183	$12,506	$130,144	$57,699	$1,065	$549,014
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	213	187	22	156	1,960	4,710	66	7,314
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$35,040	$29,979	$277,798	$5,205	$12,662	$132,104	$62,409	$1,131	$556,328
Agricultural real estate
Risk rating
Pass	$22,368	$26,762	$17,987	$18,551	$10,653	$20,039	$74,010	$289	$190,659
Special Mention	903	158	—	—	—	164	605	—	1,830
Substandard	40	—	24	—	101	3,423	37	—	3,625
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$23,311	$26,920	$18,011	$18,551	$10,754	$23,626	$74,652	$289	$196,114
Agricultural
Risk rating
Pass	$12,424	$7,363	$4,815	$7,148	$1,385	$3,809	$78,285	$55	$115,284
Special Mention	—	—	—	—	—	33	9	—	42
Substandard	39	10	464	629	1,861	52	206	—	3,261
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$12,463	$7,373	$5,279	$7,777	$3,246	$3,894	$78,500	$55	$118,587
Consumer
Risk rating
Pass	$47,019	$24,620	$10,384	$4,841	$1,281	$2,885	$12,035	$1	$103,066
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	50	241	163	98	49	23	—	—	624
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$47,069	$24,861	$10,547	$4,939	$1,330	$2,908	$12,035	$1	$103,690
Total loans
Risk rating
Pass	$457,678	$578,561	$619,050	$265,215	$131,228	$350,243	$887,612	$3,943	$3,293,530
Special Mention	1,160	158	134	—	—	1,588	614	—	3,654
Substandard	1,530	3,433	4,549	3,927	3,867	9,965	8,380	66	35,717
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$460,368	$582,152	$623,733	$269,142	$135,095	$361,796	$896,606	$4,009	$3,332,901

The risk category of loans by type and year of origination, at December 31, 2022, is as follows.

December 31, 2022	2022	2021	2020	2019	2018	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$432,196	$252,616	$188,897	$92,290	$114,415	$171,498	$462,140	$741	$1,714,793
Special Mention	—	122	—	—	—	401	—	—	523
Substandard	—	3,049	244	144	—	2,515	—	—	5,952
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$432,196	$255,787	$189,141	$92,434	$114,415	$174,414	$462,140	$741	$1,721,268
Commercial and industrial
Risk rating
Pass	$172,912	$79,782	$65,915	$39,487	$6,712	$5,089	$189,998	$6,654	$566,549
Special Mention	—	—	—	—	674	3,851	—	—	4,525
Substandard	283	4,316	2,167	10,127	1,460	783	4,653	—	23,789
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$173,195	$84,098	$68,082	$49,614	$8,846	$9,723	$194,651	$6,654	$594,863
Residential real estate
Risk rating
Pass	$34,705	$299,840	$5,939	$13,073	$47,986	$102,871	$62,494	$271	$567,179
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	58	86	48	209	239	2,633	98	—	3,371
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$34,763	$299,926	$5,987	$13,282	$48,225	$105,504	$62,592	$271	$570,550
Agricultural real estate
Risk rating
Pass	$33,586	$20,712	$26,408	$12,754	$5,608	$18,882	$68,510	$300	$186,760
Special Mention	874	—	2,493	—	—	604	5,983	—	9,954
Substandard	—	203	—	115	485	1,635	37	—	2,475
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$34,460	$20,915	$28,901	$12,869	$6,093	$21,121	$74,530	$300	$199,189
Agricultural
Risk rating
Pass	$23,917	$7,778	$9,437	$2,642	$2,250	$2,134	$64,647	$75	$112,880
Special Mention	—	—	—	92	22	375	556	—	1,045
Substandard	—	1,003	1,838	2,044	386	213	594	—	6,078
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$23,917	$8,781	$11,275	$4,778	$2,658	$2,722	$65,797	$75	$120,003
Consumer
Risk rating
Pass	$56,497	$17,460	$8,415	$3,235	$1,370	$3,396	$14,955	$—	$105,328
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	17	148	54	81	13	34	—	—	347
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$56,514	$17,608	$8,469	$3,316	$1,383	$3,430	$14,955	$—	$105,675
Total loans
Risk rating
Pass	$753,813	$678,188	$305,011	$163,481	$178,341	$303,870	$862,744	$8,041	$3,253,489
Special Mention	874	122	2,493	92	696	5,231	6,539	—	16,047
Substandard	358	8,805	4,351	12,720	2,583	7,813	5,382	—	42,012
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$755,045	$687,115	$311,855	$176,293	$181,620	$316,914	$874,665	$8,041	$3,311,548

The following table discloses the charge-off and recovery activity by loan type and year of origination at December 31, 2023.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$—	$—	$(11)	$(9)	$—	$—	$(20)
Gross recoveries	—	63	—	—	—	32	—	—	95
Net charge-offs	$—	$63	$—	$—	$(11)	$23	$—	$—	$75
Commercial and industrial
Gross charge-offs	$(10)	$(226)	$(22)	$(18)	$(2)	$(25)	$(3,488)	$—	$(3,791)
Gross recoveries	—	32	—	15	—	10	34	—	91
Net charge-offs	$(10)	$(194)	$(22)	$(3)	$(2)	$(15)	$(3,454)	$—	$(3,700)
Residential real estate
Gross charge-offs	$—	$—	$—	$—	$(14)	$(62)	$(4)	$—	$(80)
Gross recoveries	—	—	—	—	—	62	—	—	62
Net charge-offs	$—	$—	$—	$—	$(14)	$—	$(4)	$—	$(18)
Agricultural real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(4)	$(50)	$—	$(54)
Gross recoveries	—	—	—	—	—	8	—	—	8
Net charge-offs	$—	$—	$—	$—	$—	$4	$(50)	$—	$(46)
Agricultural
Gross charge-offs	$—	$—	$(107)	$—	$—	$(1)	$—	$—	$(108)
Gross recoveries	—	—	—	—	—	155	—	—	155
Net charge-offs	$—	$—	$(107)	$—	$—	$154	$—	$—	$47
Consumer
Gross charge-offs	$(240)	$(168)	$(120)	$(58)	$(51)	$(186)	$(78)	$—	$(901)
Gross recoveries	20	53	58	22	24	152	14	—	343
Net charge-offs	$(220)	$(115)	$(62)	$(36)	$(27)	$(34)	$(64)	$—	$(558)
Total loans
Gross charge-offs	$(250)	$(394)	$(249)	$(76)	$(78)	$(287)	$(3,620)	$—	$(4,954)
Gross recoveries	20	148	58	37	24	419	48	—	754
Net charge-offs	$(230)	$(246)	$(191)	$(39)	$(54)	$132	$(3,572)	$—	$(4,200)

Modifications to Debtors Experiencing Financial Difficulty

The Company adopted ASU 2022-02 Troubled Debt Restructurings and Vintage Disclosures, effective January 1, 2023, and this accounting guidance is applied prospectively. The following table presents the amortized cost basis of loans at December 31, 2023, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

December 31, 2023	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$3,547	$3,547	0.20%
Commercial and industrial	—	1,433	—	11,492	12,925	2.16%
Residential real estate	—	—	—	12	12	0.00%
Agricultural real estate	—	858	—	1,098	1,956	1.00%
Agricultural	122	—	—	421	543	0.46%
Consumer	—	—	21	—	21	0.02%
Total	$122	$2,291	$21	$16,570	$19,004	0.57%

At December 31, 2023, there were $849 thousand in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended December 31, 2023.

December 31, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$258	$—	$—	$258
Commercial and industrial	—	211	—	211
Residential real estate	—	—	11	11
Agricultural real estate	—	—	—	—
Agricultural	122	—	—	122
Consumer	21	—	—	21
Total	$401	$211	$11	$623

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2023.

December 31, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.36
Commercial and industrial	2,254	—%	1.05
Residential real estate	—	—%	3.42
Agricultural real estate	—	—%	0.85
Agricultural	—	—%	0.58
Consumer	—	—%	2.16
Total loans	$2,254	—%	—

NOTE 5 – OTHER REAL ESTATE OWNED

Changes in other real estate owned for the years ended December 31, 2023 and 2022 were as follows.

	2023	2022
Beginning of year	$4,409	$9,523
Transfers in	1,086	4,578
Net (loss) gain on sales	(78)	260
Proceeds from sales	(1,874)	(9,323)
	3,543	5,038
Additions to valuation reserve	(201)	(502)
Capitalized cost	562	12
Lease termination	(1,852)	-
Right-of-use asset amortization	(219)	(139)
Recorded investment	$1,833	$4,409

Expenses related to other real estate owned for the years ended December 31, 2023, 2022, and 2021 were as follows.

	2023	2022	2021
Net loss (gain) on sales	$78	$(260)	$(462)
Gain on initial valuation of other real estate properties received	(61)	(162)	(539)
Provision for unrealized losses	201	502	162
Operating expenses, net of rental income	324	509	651
Total	$542	$589	$(188)

The balance of other real estate owned includes $133 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2023, and $338 at December 31, 2022. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,404 at December 31, 2023, and $1,013 at December 31, 2022. Included in the other real estate owned balance at December 31, 2023 and 2022, is $1,061 and $3,810 related to closed bank locations transferred from premises and equipment.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows.

	2023	2022
Land	$21,161	$21,094
Buildings and improvements	96,204	87,106
Furniture, fixtures and equipment	30,582	24,251
	147,947	132,451
Less: accumulated depreciation	(35,315)	(30,959)
Premises and equipment, net	$112,632	$101,492

At December 31, 2023, the Company had lease liabilities totaling $3,307 and right-of-use assets totaling $3,291 related to operating leases. At December 31, 2022, the Company had lease liabilities totaling $5,294 and right-of-use assets totaling $5,256 related to operating leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

December 31, 2023	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,291	$3,307	14.8	3.00%
Total operating leases	$3,291	$3,307	14.8	3.00%

Right-of-use-asset reported in other assets	$3,291
Right-of-use-asset not in operation, reported in other real estate owned	—
Total	$3,291

December 31, 2022	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating leases
Land and building leases	$5,256	$5,294	13.2	2.32%
Total operating leases	$5,256	$5,294	13.2	2.32%

Right-of-use-asset reported in other assets	$3,185
Right-of-use-asset not in operation, reported in other real estate owned	2,071
Total	$5,256

During 2023, the Company terminated two leases with a right-of-use asset balance of $2,051, lease liability of $2,062 and fees paid of $184, resulting in a loss of $173.

Operating lease costs are listed below.

	2023	2022	2021
Operating lease cost	$745	$844	$586
Short-term lease cost	—	—	—
Variable lease cost	110	59	35
Total operating lease cost	$855	$903	$621

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the periods ended December 31, 2023 or 2022.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability as of December 31, 2023, is listed below.

Lease payments
Due in one year or less	$370
Due after one year through two years	407
Due after two years through three years	403
Due after three years through four years	401
Due after four years through five years	389
Thereafter	2,218
Total undiscounted cash flows	4,188
Discount on cash flows	(881)
Total	$3,307

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

As of December 31, 2023, and December 31, 2022, management conducted a qualitative evaluation of current economic conditions, Company performance, stock price and other pertinent factors, finally concluding that no goodwill impairment is warranted at this time.

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2023 and 2022, were as follows.

	Goodwill	Core Deposit
Balance as of January 1, 2022	$54,465	$14,879
Sold in acquisition	(1,364)	(241)
Amortization	—	(4,042)
Balance as of December 31, 2022	53,101	10,596
Sold in acquisition	—	—
Amortization	—	(3,374)
Balance as of December 31, 2023	$53,101	$7,222

Estimated core deposit intangibles amortization expense for each of the following five years and thereafter is listed in the following table.

Expensed in one year or less	$2,657
Expensed after one year through two years	1,942
Expensed after two years through three years	1,272
Expensed after three years through four years	755
Expensed after four years through five years	332
Thereafter	264
Total	$7,222

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At December 31, 2023, the portfolio of interest rate swaps had a weighted average maturity of 6.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 8.50%. At December 31, 2022, the portfolio of interest rate swaps had a weighted average maturity of 8.5 years, a weighted average pay rate of 4.53% and a weighted average rate received of 7.13%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes and Federal Home Loan Bank advance interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at December 31, 2023 and 2022.

	December 31, 2023			December 31, 2022
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	11.7	2.80%	7.43%	12.7	2.81%	6.57%
Variable rate FHLB advance hedges	2.2	3.58%	5.35%	—	—%	—%
Prime based receivable loan hedges	0.2	8.50%	5.60%	1.3	7.50%	5.60%
Total cash flow hedges	1.4	6.43%	5.56%	1.8	7.28%	5.65%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans. Neither swap is designated as a hedge and both are marked to market through earnings. Through the acquisition of ASBI, the Company obtained swap agreements with counterparties designed to offset the economic impact of fixed-rate loans. These swaps did not have corresponding agreements with the borrowers. At December 31, 2023, this portfolio of interest rate swaps had a weighted average maturity of 4.6 years, weighed average pay rate of 8.31% and a weighted average rate received of 8.46%. At December 31, 2022, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, a weighted average pay rate of 6.96% and a weighted average rate received of 7.06%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2023, and December 31, 2022.

	December 31, 2023			December 31, 2022
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$15,461	$1,580	$—	$21,528	$2,425	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	257,500	1,976	631	157,500	2,120	4,457
Total derivatives designated as hedging relationships	272,961	3,556	631	179,028	4,545	4,457
Derivatives not designated as hedging instruments:
Interest rate swaps	180,911	3,446	3,025	184,277	4,191	3,555
Total derivatives not designated as hedging instruments	180,911	3,446	3,025	184,277	4,191	3,555
Total	$453,872	7,002	3,656	$363,305	8,736	8,012
Cash collateral		—	5,952		—	2,860
Netting adjustments		(6,406)	(6,406)		(7,336)	(7,336)
Net amount presented in balance sheet		$596	$3,202		$1,400	$3,536

The table below lists designated and qualifying hedged items in fair value hedges at December 31, 2023, and December 31, 2022.

	December 31, 2023			December 31, 2022
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$15,795	$(1,826)	$(446)	$17,202	$(2,384)	$—
Total	$15,795	$(1,826)	$(446)	$17,202	$(2,384)	$—

The following table shows net gains or losses on derivatives and hedging activities for the years ended December 31, 2023, 2022, and 2021.

	2023	2022	2021
Derivatives designated as hedging instruments:
Interest rate swaps	$(17)	$150	$28
Total net gains (losses) related to derivatives designated as hedging instruments	(17)	150	28
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—
Total net gains (losses) related to derivatives designated as cash flow hedges	—	—	—
Total net gain (loss) related to hedging relationships	(17)	150	28
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	227	1,729	757
Total net gains (losses) related to derivatives not designated as hedging instruments	227	1,729	757
Net gains (losses) on derivatives and hedging activities	$210	$1,879	$785

The following table shows the recorded net gains or losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2023, 2022, and 2021.

	December 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(508)	$525	$17	$717
Total	$(508)	$525	$17	$717

	December 31, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$2,747	$(2,597)	$150	$(246)
Total	$2,747	$(2,597)	$150	$(246)

	December 31, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(14)	$42	$28	$(156)
Total	$(14)	$42	$28	$(156)

The following table shows the recorded net gains or losses on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2023, 2022 and 2021.

	December 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$3,164	$2,376	$(3,942)
FHLB Advance hedges	684	517	1,246
Subordinated note hedges	(146)	(105)	246
Total	$3,702	$2,788	$(2,450)

	December 31, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$(4,323)	$(3,252)	$217
FHLB advance hedges	—	—	—
Subordinated note hedges	1,518	1,141	72
Total	$(2,805)	$(2,111)	$289

	December 31, 2021
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$—	$—	$—
FHLB advance hedges	—	—	—
Subordinated note hedges	(58)	(44)	—
Total	$(58)	$(44)	$—

NOTE 9 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $196,767 and $145,720 as of December 31, 2023 and 2022.

At December 31, 2023 and 2022, Insured Cash Sweep (“ICS”) reciprocal demand deposits of $382,614 and $282,705 were included in the Company’s interest bearing deposits. Also included in savings and money market deposits are $230,750 and $17,717 of ICS reciprocal money market deposits. ICS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC coverage on the entire deposit.

At December 31, 2023 and 2022, Certificate of Deposit Account Registry Services (“CDARS”) deposits of $21,841 and $11,764 were included in the Company’s time deposit balance. Of the CDARS deposits at December 31, 2023 and 2022, $21,841 and $11,764 were reciprocal customer funds placed in the CDARS program. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table lists reciprocal and brokered deposits included in total deposits categorized by type.

	December 31, 2023	December 31, 2022
Interest bearing demand
Reciprocal	$382,614	$282,705
Total interest-bearing demand	382,614	282,705
Savings and money market
Reciprocal	230,750	17,717
Total saving and money market	230,750	17,717
Time
Reciprocal	21,841	11,764
Non-reciprocal brokered	199,940	251,799
Total time	221,781	263,563
Total reciprocal and brokered deposits	$835,145	$563,985

At December 31, 2023, the scheduled maturities of time deposits are as follows.

Due in one year or less	$677,493
Due after one year through two years	63,305
Due after two years through three years	11,572
Due after three years through four years	8,753
Due after four years through five years	2,266
Thereafter	130
Total	$763,519

NOTE 10 – BORROWINGS

Federal Funds Purchased and Retail Repurchase Agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2023 and 2022.

	2023	2022
Federal funds purchased	$—	$—
Retail repurchase agreements	$43,582	$46,478

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $47,282 and $55,289 at December 31, 2023 and 2022. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2023 and 2022.

	2023	2022
Average daily balance during the period	$43,469	$53,337
Average interest rate during the period	1.13%	0.42%
Maximum month-end balance during the period	$46,798	$64,323
Weighted average interest rate at period-end	1.69%	0.72%

Federal Home Loan Bank advances

The Federal Home Loan Bank advances as of December 31, 2023, and 2022 were as follows.

	2023	2022
Federal Home Loan Bank line of credit advances	$—	$138,864
Federal Home Loan Bank fixed-rate term advances	100,000	—
Total Federal Home Loan Bank advances	$100,000	$138,864

At December 31, 2023 and 2022, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $39,922 and $18,305. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $846,601 and securities of $65,209 for a total of $911,810 at December 31, 2023, and qualifying loans of $744,125 and securities of $74,083 for a total of $818,208 at December 31, 2022. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $770,711 and $659,695 at December 31, 2023 and 2022.

Federal Reserve Bank Borrowings

At December 31, 2023 and 2022, the Company had a borrowing capacity of $471,569 and $330,077, for which the Company has pledged loans with an outstanding balance of $394,810 and $390,102 and securities with a fair value of $155,934 and $33,235. At December 31, 2023 there was $140,000 in borrowings secured from this facility under the Federal Reserve's Bank Term Funding Program with a rate of 4.38% and a maturity date of March 22, 2024. The Company can repay this borrowing at any time without penalties or fees. There were no outstanding borrowings at December 31, 2022.

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

The loan was renewed and amended on February 10, 2023, with the same terms as the previous renewal and a new maturity date of February 10, 2024. The maximum borrowing amount at December 31, 2023, was $25,000.

The loan was renewed and amended on February 10, 2024, with the same terms as the previous renewal and a new maturity date of February 10, 2025.

There were no bank stock loan advances as of December 31, 2023, or December 31, 2022.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. For the twelve months ended December 31, 2023, the Company failed to satisfy the return on assets ratio covenant set forth in the terms of the borrowing facility. For the twelve months ended December 31, 2022, the Company was in compliance with all other terms of the borrowing facility.

NOTE 11 – SUBORDINATED DEBT

The following table lists outstanding subordinated debt as of December 31, 2023 and 2022.

	2023	2022
Subordinated debentures	$23,594	$23,255
Subordinated notes	73,327	73,137
Total	$96,921	$96,392

Subordinated Debentures

In conjunction with the 2012 acquisition of First Community Bancshares, Inc. (FCB), the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII”, respectively).

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2023 and 2022. The trust preferred securities issued by CTII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 2.00%; however, on July 12, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 2.00% on the stated liquidation amount of the trust preferred securities. As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTII. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

On March 30, 2007, CTIII, an unconsolidated subsidiary of the Company, issued $5,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2023 and 2022. The trust preferred securities issued by CTIII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 1.89%; however, on September 15, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 1.89% on the stated liquidation amount of the trust preferred securities. As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTIII. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to FCB were used by CTIII to purchase $5,155 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

In conjunction with the 2016 acquisition of Community First Bancshares, Inc. (CFBI), the Company assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary, Community First (AR) Statutory Trust I, (“CFSTI”). The trust preferred securities issued by CFSTI were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 3.25%; however, on September 26, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 3.25% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032, or upon earlier redemption.

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

In conjunction with the 2021 acquisition of ASBI, the Company assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary, American State Bank Statutory Trust I, (“ASBSTI”). The trust preferred securities issued by ASBSTI were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 1.80%; however, on September 15, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of .26% plus 1.80% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption.

On September 15, 2005, ASBSTI, an unconsolidated subsidiary of the Company, issued $7,500 of variable rate trust preferred securities, all of which are outstanding at December 31, 2023, and December 31, 2022. As an integral part of the acquisition of ASBI, the Company has guaranteed fully and unconditionally all of the obligations of ASBSTI. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $232 in common securities to ASBI were used by ASBSTI to purchase $7,732 of floating rate subordinated debentures of ASBI which have the same payment terms as the trust preferred securities.

At December 31, 2023 and 2022, the contractual balance and the unamortized fair value adjustments were as shown below.

	2023			2022
		Weighted Average Rate	Weighted Average Term in Years		Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	7.66%	11.3	$10,310	6.08%	12.3
CTIII subordinated debentures	5,155	7.54%	13.5	5,155	6.66%	14.5
CFSTI subordinated debentures	5,155	8.87%	9.0	5,155	7.97%	10.0
ASBII subordinated debentures	7,732	7.45%	11.7	7,732	6.57%	12.7
Total contractual balance	28,352			28,352
Fair market value adjustments	(4,758)			(5,097)
Total subordinated debentures	$23,594			$23,255

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

Subordinated notes as of December 31, 2023, and December 31, 2022, are listed below.

	December 31, 2023			December 31, 2022
		Weighted Average Rate	Weighted Average Term in Years		Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	6.5	$75,000	7.00%	7.5
Total principal outstanding	75,000			75,000
Debt issuance cost	(1,673)			(1,863)
Total subordinated notes	$73,327			$73,137

Subordinated notes are included in Tier 2 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

Future Principal Repayments

Future principal repayments of the December 31, 2023, outstanding balances for all borrowings are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	FRB Borrowings	Total
Due in one year or less	$43,582	$100,000	$—	$—	$140,000	$283,582
Due after one year through two years	—	—	—	—	—	—
Due after two years through three years	—	—	—	—	—	—
Due after three years through four years	—	—	—	—	—	—
Due after four years through five years	—	—	—	—	—	—
Thereafter	—	—	28,352	75,000	—	103,352
Total	$43,582	$100,000	$28,352	$75,000	$140,000	$386,934

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. There were no shares of preferred stock outstanding at December 31, 2023, 2022, or 2021.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share. At December 31, 2023 and 2022, the following table presents shares that were issued and were held in treasury or were outstanding.

	2023	2022
Class A common stock – issued	20,460,615	20,277,910
Class A common stock – held in treasury	(5,016,964)	(4,347,798)
Class A common stock – outstanding	15,443,651	15,930,112
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

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

In September of 2022, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 1, 2022, and concluding September 30, 2023. Under this program, during the year ended December 31, 2023 and 2022, the company repurchased a total of 832,893 shares of the Company’s outstanding common stock at an average price paid of $27.89 per share.

In July of 2023, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 1, 2023, and concluding September 30, 2024. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. The Company has not repurchased any shares under this program, during the year ended December 31, 2023.

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

Accumulated Other Comprehensive Income (Loss)

For the years ended December 31, 2023 and December 31, 2022, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges. During 2023, 2022, and 2021, there were $52,013, $79 and $368 of gains reclassified from accumulated other comprehensive income to net gains on sales of and settlement of securities within the consolidated statements of income.

Components of accumulated other comprehensive income as of December 31, 2023 and 2022, were as follows.

	Available -for-Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
December 31, 2023
Net unrealized or unamortized gains (losses)	$(77,548)	$839	$(76,709)
Tax effect	18,995	(206)	18,789
	$(58,553)	$633	$(57,920)
December 31, 2022
Net unrealized or unamortized gains (losses)	$(148,029)	$(2,863)	$(150,892)
Tax effect	36,673	708	37,381
	$(111,356)	$(2,155)	$(113,511)

NOTE 13 – INCOME TAXES

Income tax expense for the year ended December 31, 2023, 2022, and 2021 is listed in the following table

	2023	2022	2021
Current income tax expense
Federal	$(3,072)	$6,679	$7,614
State	101	3,321	2,750
Total current income tax expense	(2,971)	10,000	10,364
Deferred income tax expense (benefit)
Federal	(2,349)	2,197	1,009
State	(86)	397	583
Total deferred income tax expense (benefit)	(2,435)	2,594	1,592
Total income tax expense	$(5,406)	$12,594	$11,956

A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2023, 2022, and 2021) to the Company’s actual income tax expense for the year ended December 31, 2023, 2022, and 2021 is shown below.

	2023	2022	2021
Computed at the statutory rate	$507	$14,759	$13,532
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	(517)	2,665	2,333
Tax-exempt interest	(412)	(749)	(597)
Non-taxable life insurance income	(852)	(654)	(736)
Non-deductible expenses	814	258	409
Share-based payments	2	(200)	(480)
Federal tax credits	(3,715)	(4,330)	(2,754)
Investments reported under proportional amortization method	(1,253)	—	—
Bargain purchase gain	—	—	(123)
Change in valuation allowance	98	354	379
Other	171	491	(176)
Non-deductible transactions costs	62	—	169
Captive insurance company	(311)	—	—
Income tax expense	$(5,406)	$12,594	$11,956

The decrease in income tax expense represents increases in pre-tax benefits and tax credits associated with certain investments in renewable energy in addition to the reduction in pre-tax book income for the year due to the pre-tax losses generated in the fourth quarter related to the sale of bonds, offset by the impacts of the adoption of ASU 2023-02, Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method, (“PAM”), for qualifying investments in low income housing and renewable energy. Under PAM, an election is made for qualifying investments on a tax credit by program basis and the cost of the investment is amortized through income tax expense or benefit as an offset to the non-refundable income tax credits and other income tax benefits that it received from the project entity.

Components of deferred tax assets and liabilities at December 31, 2023 and 2022 are shown in the table below.

	2023	2022
Deferred tax assets
Allowance for credit losses	$11,075	$11,691
Tax credit carryforwards	635	722
Goodwill amortization	2,311	2,666
Accrued compensation	1,850	2,199
Net operating loss and attribute carryforwards	4,763	2,146
Net unrealized (gains) losses on securities and cash flow hedges	18,789	37,381
Other real estate owned	475	443
Deferred Revenue	336	—
Other	1,225	1,135
Gross deferred tax assets	41,459	58,383
Deferred tax liabilities
Assumed debt fair market value adjustments	1,166	1,267
Depreciation	5,241	5,658
Federal Home Loan Bank stock dividends	15	66
Core deposit intangibles	662	1,383
Acquired loans fair market value adjustments	842	768
Deferred Revenue	—	327
Other	1,143	509
Gross deferred tax liabilities	9,069	9,978
Valuation allowance	(2,262)	(2,122)
Net deferred tax asset (liability)	$30,128	$46,283

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The Company generated a federal net operating loss of $8,883 and a capital loss of $300 in 2023. Federal net operating losses arising in years ending after 2020 can be carried forward indefinitely but are limited to 80% of taxable income. The net operating losses do not have a valuation allowance as they are expected to be utilized. Capital losses may generally be carried back three years and carried forward five years and are expected to be utilized before the expiration date of December 31, 2028. Acquired federal tax credits totaling $635 at December 31, 2023, will expire between 2031 and 2034. The utilization of these tax credit carryforwards is not expected to be limited by Internal Revenue Code (“IRC”) sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as state income taxes in multiple jurisdictions. The Company generated $14,821 in consolidated state and Equity Bank separate company state net operating losses in 2023 due to the pre-tax losses generated in the fourth quarter related to the sale of bonds. These net operating losses do not have a valuation allowance as they are expected to be utilized prior to their expiration which varies by state ranging from December 31, 2033, to December 31, 2043. Commercial banks are not allowed to file consolidated Kansas returns with non-bank consolidated group members. The state of Kansas allows net operating losses incurred for tax years beginning after December 31, 2017, to be carried forward indefinitely while those generated prior to this can be carried forward ten years. The Company has unused Kansas net operating loss carryforwards at December 31, 2023, of approximately $54,734 generated through operations and $16,619 acquired through acquisitions. These net operating losses have a valuation allowance of $54,734 and $16,619, respectively, recorded against them and expire between 2024 and 2027 for those incurred for tax years beginning before December 31, 2017, with the remaining carried forward indefinitely. In establishing a valuation allowance, management considers whether it is more likely than not that some or all of the deferred tax assets will not be realized. Based on this analysis, certain deferred tax assets have a valuation allowance recorded against them resulting in a zero carrying value. The Company is generally no longer subject to U.S. federal, state and local tax examinations for years before 2019. There are currently no examinations open at the federal or state level.

NOTE 14 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulatory capital rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of December 31, 2023, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2023, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2023 and 2022, are presented in the tables below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2023
Total capital to risk weighted assets
Equity Bancshares, Inc.	$589,131	15.48%	$399,729	10.50%	$	N/A	N/A
Equity Bank	571,938	15.05%	399,006	10.50%		380,006	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	470,659	12.36%	323,590	8.50%		N/A	N/A
Equity Bank	526,793	13.86%	323,005	8.50%		304,004	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	447,064	11.74%	266,486	7.00%		N/A	N/A
Equity Bank	526,793	13.86%	266,004	7.00%		247,004	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	470,659	9.46%	199,112	4.00%		N/A	N/A
Equity Bank	526,793	10.60%	198,782	4.00%		248,477	5.00%

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2022
Total capital to risk weighted assets
Equity Bancshares, Inc.	$603,593	16.08%	$394,072	10.50%	$	N/A	N/A
Equity Bank	588,165	15.71%	393,168	10.50%		374,445	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	483,539	12.88%	319,011	8.50%		N/A	N/A
Equity Bank	541,354	14.46%	318,279	8.50%		299,556	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	460,285	12.26%	262,715	7.00%		N/A	N/A
Equity Bank	541,354	14.46%	262,112	7.00%		243,390	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	483,539	9.61%	201,288	4.00%		N/A	N/A
Equity Bank	541,354	10.77%	201,066	4.00%		251,332	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 15 – RELATED PARTY TRANSACTIONS

At December 31, 2023 and 2022, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $8,331 and $12,005. Changes during 2023 are listed below.

2023
Balance at January 1, 2023	$12,005
New loans/advances	656
Repayments	(4,330)
Balance at December 31, 2023	$8,331

At December 31, 2023 and 2022, the Company had deposits from executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $10,157 and $13,095.

NOTE 16 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to IRS maximum contribution limit. Contributions to the profit-sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors. Employer contributions charged to expense for 2023, 2022, and 2021 were $1,346 $1,253 and $1,140.

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

The Pentegra Defined Benefit Plan covered substantially all officers and employees of First Independence who began employment prior to December 31, 2009, with 50 participants retaining benefits under the plan.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Company.

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30. The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2022.

The following table presents the net pension cost and funded status of the Company relating to the Pentegra Defined Benefit Plan since the date of acquisition (dollar amounts in thousands).

	2023	2022
Net pension cost charged to salaries and employee benefits	$54	$71
Pentegra defined benefit plan funded status as of July 1	113.64%	118.87%
Plan's funded status as of July 1	87.84%	93.66%
Contributions paid to the plan	$53	$80

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2022.

NOTE 17 – SHARE-BASED PAYMENTS

The Company’s 2022 Omnibus Equity Plan (the Plan) reserved 760,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors. The Plan replaced the Amended and Restated 2013 Stock Incentive Plan (2013 Plan). Under the 2013 Plan, there were 271,491 and 345,887 remaining fully vested and exercisable options outstanding at December 31, 2023 and 2022. No new grants of options may be made under the 2013 Plan. The Company believes that stock-based awards better align the interests of its employees with those of its stockholders. Under the Company’s 2023 and 2022 director compensation policy, the directors receive a portion of their compensation in stock.

The following tables summarize the share and expense activity for the directors for the years ended December 31, 2023, and 2022.

	December 31, 2023				December 31, 2022
	Stock Options	Restricted Stock Units	Restricted Stock Awards	Total	Stock Options	Restricted Stock Units	Restricted Stock Awards	Total
Outstanding at beginning of year	105,567	10,700	—	116,267	109,223	—	—	109,223
Granted	—	—	15,400	15,400	—	10,700	—	10,700
Vested	—	(10,700)	—	(10,700)	—	—	—	—
Exercised	(7,579)	—	—	(7,579)	(3,656)	—	—	(3,656)
Forfeited or expired	(41,649)	—	—	(41,649)	—	—	—	—
Outstanding at end of year	56,339	—	15,400	71,739	105,567	10,700	—	116,267

	December 31, 2023				December 31, 2022
	Stock Options Expense	Restricted Stock Units Expense	Restricted Stock Awards Expense	Total	Stock Options Expense	Restricted Stock Units Expense	Restricted Stock Awards Expense	Total
Granted	$—	$—	$165	$165	$—	$239	$—	$239
Vested	—	163	—	163	—	102	—	102
Forfeited or expired	—	—	—	—	—	—	—	—
Outstanding at end of year	$—	$163	$165	$328	$—	$341	$—	$341

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2023 and 2022.

December 31, 2023	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	379,096	$27.72	4	$2,118
Granted	101,387	24.41	10	963
Exercised	(12,829)	15.83	2	(232)
Forfeited or expired	(91,208)	31.53	6	(1)
Outstanding at end of year	376,446	$26.71	5	$2,780
Fully vested and expected to vest	376,446	$26.71	5	$2,780
Exercisable at end of year	271,491	$27.40	3	$1,838

December 31, 2022	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	478,841	$26.08	5	$3,889
Granted	33,250	31.64	10	34
Exercised	(102,309)	19.66	4	(1,331)
Forfeited or expired	(30,686)	33.32	6	—
Outstanding at end of year	379,096	$27.72	4	$2,118
Fully vested and expected to vest	379,096	$27.72	4	$2,118
Exercisable at end of year	345,887	$27.36	4	$2,063

The fair values of stock options granted during the years ended December 31, 2023, 2022, and 2021, were estimated to be $9.86 per share, $11.23 per share, and $5.85 per share. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected stock price volatility is based on the historical volatility of the SNL Bank Index. The expected term of options granted is based on the Simplified Method. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2023	2022
Risk free rate	3.67%	1.67%
Market value of stock on grant date	$24.41	$31.64
Expected term (in years)	6.2	5.8
Expected volatility	33.76%	34.64%
Dividend rate	—%	—%

Compensation expense for stock options is recognized as the options vest. Total stock option compensation cost that has been charged against income was $342, $260, and $201 for 2023, 2022, and 2021. The total income tax benefit was $85, $64 and $51. At December 31, 2023, there was $815 of unrecognized compensation expense related to non-vested stock options granted under the Plan. Unrecognized compensation expense at December 31, 2023, will be recognized over a remaining weighted average period of 3.6 years.

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

A summary of changes in the Company’s non-vested RSUs is shown below.

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2023	337,250	$27.35
Granted	152,029	28.68
Vested	(122,420)	27.72
Forfeited	(98,884)	27.06
Outstanding at December 31, 2023	267,975	$26.19

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2022	287,737	$25.13
Granted	166,136	31.39
Vested	(69,049)	26.29
Forfeited	(47,574)	29.58
Outstanding at December 31, 2022	337,250	$27.35

Compensation expense is recognized over the vesting period of the award based on the fair value of RSU awards at the grant date. The Company recognized share-based compensation attributable to RSUs of $2,193, $2,897 and $2,285 for the years ended December 31, 2023, 2022, and 2021. The total income tax benefit was $543, $719 and $575 for the same time periods. Unrecognized RSU compensation expense of $4.9 million at December 31, 2023, will be recognized over a remaining weighted average period of 2.9 years.

Restricted Stock Awards: Restricted stock awards (RSAs) granted to employees under the Plan represent the right to receive one share of Company stock upon vesting, in accordance with the vesting schedule provided in each award agreement. To the extent vested, the RSAs become Class A voting common stock within ten calendar days of the vesting date. Non-vested RSAs have no voting rights and are not considered outstanding until vesting. The fair value of the RSAs is determined by the closing price of the Company’s stock on the date of grant.

A summary of changes in the Company's non-vested RSAs is shown below.

Non-vested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2023	—	$—
Granted	15,400	21.44
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2023	15,400	$21.44

Compensation expense is recognized over the vesting period of the award based on the fair value of RSA awards at the grant date. The Company recognized share-based compensation attributable to RSAs of $218, $0 and $0 for the years ended December 31, 2023, 2022, and 2021. The total income tax benefit was $54, $0 and $0 for the same time periods. Unrecognized RSA compensation expense of $0.1 million at December 31, 2023, will be recognized over a remaining weighted average period of 0.3 years.

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

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2020 to February 14, 2021	17,621	13.68	42
February 15, 2021 to August 14, 2021	16,034	20.50	58
August 15, 2021 to February 14, 2022	14,274	27.37	69
February 15, 2022 to August 14, 2022	14,555	27.61	71
August 15, 2022 to February 14, 2023	17,058	26.18	81
February 15, 2023 to August 14, 2023	14,548	22.34	57

NOTE 18 – EARNINGS PER SHARE

Earnings per share were computed as shown below.

	2023	2022	2021
Basic:
Net income (loss) allocable to common stockholders	$7,821	$57,688	$52,480
Weighted average common shares outstanding	15,531,712	16,212,429	15,016,725
Weighted average vested restricted stock units	4,060	1,620	2,496
Weighted average shares	15,535,772	16,214,049	15,019,221
Basic earnings (losses) per common share	$0.50	$3.56	$3.49
Diluted:
Net income (loss) allocable to common stockholders	$7,821	$57,688	$52,480
Weighted average common shares outstanding for:
Basic earnings per common share	15,535,772	16,214,049	15,019,221
Dilutive effects of the assumed exercise of stock options	37,952	92,893	164,704
Dilutive effects of the assumed redemption of RSUs	72,448	129,056	120,622
Dilutive effects of the assumed exercise of Employee Stock Purchase Plan	2,670	1,908	1,884
Average shares and dilutive potential common shares	15,648,842	16,437,906	15,306,431
Diluted earnings (losses) per common share	$0.50	$3.51	$3.43

Average outstanding stock options and RSUs not included in the computation of diluted earnings (loss) because they were antidilutive are shown below.

	2023	2022	2021
Stock options	272,414	78,645	55,872
Restricted stock units	66,279	452	451
Total antidilutive shares	338,693	79,097	56,323

NOTE 19 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$33,087	$—
U.S. Treasury securities	89,256	—	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	529,143	—
Private label residential mortgage backed securities	—	137,841	—
Corporate	—	49,683	—
Small Business Administration loan pools	—	7,727	—
State and political subdivisions	—	72,911	—
Derivative assets:
Derivative assets (included in other assets)	—	7,002	—
Cash collateral held by counterparty and netting adjustments	(6,406)	—	—
Total derivative assets	(6,406)	7,002	—
Other assets:
Equity securities with readily determinable fair value	673	—	—
Total other assets	673	—	—
Total assets	$83,523	$837,394	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,656	$—
Cash collateral held by counterparty and netting adjustments	(454)	—	—
Total derivative liabilities	(454)	3,656	—
Total liabilities	$(454)	$3,656	$—

	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$106,406	$—
U.S. Treasury securities	232,158	—	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	498,606	—
Private label residential mortgage backed securities	—	163,560	—
Corporate	—	52,374	—
Small Business Administration loan pools	—	12,181	—
State and political subdivisions	—	119,105	—
Derivative assets:
Derivative assets (included in other assets)	—	8,736	—
Cash collateral held by counterparty and netting adjustments	(7,336)	—	—
Total derivative assets	(7,336)	8,736	—
Other assets:
Equity securities with readily determinable fair value	570	—	—
Total other assets	570	—	—
Total assets	$225,392	$960,968	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$8,012	$—
Cash collateral held by counterparty and netting adjustments	(4,476)	—	—
Total derivative liabilities	(4,476)	8,012	—
Total liabilities	$(4,476)	$8,012	$—

There were no transfers between Levels during 2023 or 2022. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	December 31, 2023
	Level 1	Level 2	Level 3
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$1,616
Commercial and industrial	—	—	3,706
Residential real estate	—	—	6,165
Agricultural real estate	—	—	2,606
Other	—	—	2,442
Other real estate owned:
Commercial real estate	—	—	1,061
Residential real estate	—	—	170

	December 31, 2022
	Level 1	Level 2	Level 3
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$617
Commercial and industrial	—	—	4,747
Residential real estate	—	—	2,395
Agricultural real estate	—	—	1,253
Other	—	—	1,871
Other real estate owned:
Commercial real estate	—	—	792
Residential real estate	—	—	170

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2023 and 2022.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2023
Real estate loans individually evaluated for credit losses	$16,535	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 34% (19%)

Other real estate owned individually evaluated for credit losses	$1,231	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 28% (18%)
December 31, 2022
Real estate loans individually evaluated for credit losses	$10,883	Sales Comparison Approach	Adjustments for differences between comparable sales	10% - 51% (31%)

Other real estate owned individually evaluated for credit losses	$962	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 24% (13%)

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated.

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$379,099	$379,099	$379,099	$—	$—
Available-for-sale securities	919,648	919,648	89,256	830,392	—
Held-to-maturity securities	2,209	2,250	—	2,250	—
Loans held for sale	476	476	—	476
Loans, net of allowance for credit losses	3,289,381	3,227,789	—	—	3,227,789
Federal Reserve Bank and Federal Home Loan Bank stock	20,608	20,608	—	20,608	—
Interest receivable	25,497	25,497	—	25,497	—
Derivative assets	7,002	7,002	—	7,002	—
Cash collateral held by derivative counterparty and netting adjustments	(6,406)	(6,406)	(6,406)	—	—
Total derivative assets	596	596	(6,406)	7,002	—
Equity securities with readily determinable fair value	674	674	674	—	—
Total assets	$4,638,188	$4,576,637	$462,623	$886,225	$3,227,789
Financial liabilities:
Deposits	$4,145,455	$4,140,501	$—	$4,140,501	$—
Federal funds purchased and retail repurchase agreements	43,582	43,582	—	43,582	—
Federal Home Loan Bank advances	100,000	100,000	—	100,000	—
Federal Reserve Bank Borrowings	140,000	140,000	—	140,000	—
Subordinated debentures	23,594	23,594	—	23,594	—
Subordinated notes	73,327	71,827	—	71,827	—
Contractual obligations	19,315	19,315	—	19,315	—
Interest payable	9,180	9,180	—	9,180	—
Derivative liabilities	3,656	3,656	—	3,656	—
Cash collateral held by derivative counterparty and netting adjustments	(454)	(454)	(454)	—	—
Total derivative liabilities	3,202	3,202	(454)	3,656	—
Total liabilities	$4,557,655	$4,551,201	$(454)	$4,551,655	$—

	December 31, 2022
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$104,428	$104,428	$104,428	$—	$—
Available-for-sale securities	1,184,390	1,184,390	232,158	952,232	—
Held-to-maturity securities	1,948	1,973	—	1,973	—
Loans held for sale	349	349	—	349	—
Loans, net of allowance for credit losses	3,265,701	3,251,129	—	—	3,251,129
Federal Reserve Bank and Federal Home Loan Bank stock	21,695	21,695	—	21,695	—
Interest receivable	20,630	20,630	—	20,630	—
Derivative assets	8,736	8,736	—	8,736	—
Cash collateral held by derivative counterparty and netting adjustments	(7,336)	(7,336)	(7,336)	—	—
Total derivative assets	1,400	1,400	(7,336)	8,736	—
Equity securities with readily determinable fair value	570	570	570	—	—
Total assets	$4,601,111	$4,586,564	$329,820	$1,005,615	$3,251,129
Financial liabilities:
Deposits	$4,241,807	$4,232,948	$—	$4,232,948	$—
Federal funds purchased and retail repurchase agreements	46,478	46,478	—	46,478	—
Federal Home Loan Bank advances	138,864	138,864	—	138,864	—
Subordinated debentures	23,255	23,255	—	23,255	—
Subordinated notes	73,137	70,887	—	70,887	—
Contractual obligations	15,218	15,218	—	15,218	—
Interest payable	2,473	2,473	—	2,473	—
Derivative liabilities	8,012	8,012	—	8,012	—
Cash collateral held by derivative counterparty and netting adjustments	(4,476)	(4,476)	(4,476)	—	—
Total derivative liabilities	3,536	3,536	(4,476)	8,012	—
Total liabilities	$4,544,768	$4,533,659	$(4,476)	$4,538,135	$—

The fair value of off-balance-sheet items is not considered material.

NOTE 20 – COMMITMENTS AND CREDIT RISK

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

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2023 and 2022 were as follows.

	December 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$47,465	$343,715	$73,185	$210,266
Mortgage loans in the process of origination	4,574	357	2,130	3,480
Unused lines of credit	124,893	355,270	130,843	354,408

At December 31, 2023, the fixed rate loan commitments have interest rates ranging from 3.75% to 18.00% and maturities ranging from 1 month to 150 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified preconditions are met. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The contractual amounts of standby letters of credit as of December 31, 2023 and 2022 are listed below.

	December 31, 2023		December 31, 2022
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$18,145	$30,680	$16,358	$25,791

NOTE 21 – LEGAL MATTERS

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

Equity Bank is party to a lawsuit filed on January 28, 2022, in the Sedgwick County Kansas District Court on behalf of one of our customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action. The Bank filed a motion to dismiss this claim on its merits and on the grounds that the defendant must litigate any such claims in arbitration. The court ruling denying arbitration is currently under appeal. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claim asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

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

Equity Bank is party to a lawsuit filed on February 28, 2023, in Saline County, Missouri District Court against the Bank on behalf of one of our Missouri customers alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claims now asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

NOTE 22 – REVENUE RECOGNITION

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the years ended December 31, 2023, 2022 and 2021.

	2023	2022	2021
Non-interest income
Service charges and fees	$10,187	$10,632	$8,596
Debit card income	10,322	10,677	10,236
Mortgage banking(a)	652	1,416	3,306
Increase in bank-owned life insurance(a)	4,059	3,113	3,506
Net gain on acquisition and branch sales(a)	—	962	585
Net gain (loss) from securities transactions(a)	(51,909)	5	406
Other non-interest income
Investment referral income	424	539	678
Trust income	1,123	1,036	1,140
Insurance sales commissions	582	566	545
Recovery on zero-basis purchased loans(a)	517	249	85
Income (loss) from equity method investments(a)	(222)	(222)	(222)
Other non-interest income related to loans and deposits	5,013	6,894	3,703
Other non-interest income not related to loans and deposits(a)	123	90	278
Total other non-interest income	7,560	9,152	6,207
Total	$(19,129)	$35,957	$32,842
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

NOTE 23 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is the condensed financial information as to financial position, results of operations and cash flows of the Parent Company.

CONDENSED BALANCE SHEETS

December 31, 2023, and 2022

(Dollar Amounts in thousands, except per share data)

	2023	2022
ASSETS
Cash and due from banks	$12,729	$12,108
Investment in Equity Bank	531,272	490,755
Investment in EBAC	3,261	3,325
Investment in ERMI	1,955	405
Other assets	3,009	2,035
Total assets	$552,226	$508,628
LIABILITIES AND STOCKHOLDERS’ EQUITY
Bank stock loan	$—	$—
Subordinated debt	96,921	96,392
Interest payable and other liabilities	2,445	2,178
Total liabilities	99,366	98,570
Stockholders’ equity	452,860	410,058
Total liabilities and stockholders’ equity	$552,226	$508,628

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2023, 2022, and 2021

(Dollar Amounts in thousands, except per share data)

	2023	2022	2021
Dividends from Equity Bank	$32,500	$33,903	$14,251
Other income	542	4	56
Total income	33,042	33,907	14,307
Expenses
Interest expense	7,678	6,796	6,261
Other expenses	3,058	2,516	3,450
Total expenses	10,736	9,312	9,711
Income before income tax and equity in undistributed income (loss) of subsidiaries	22,306	24,595	4,596
Income tax benefit	2,114	2,039	1,551
Income before equity in undistributed income (loss) of subsidiaries	24,420	26,634	6,147
Equity in undistributed income (loss) of Equity Bank	(17,844)	31,462	46,710
Equity in undistributed income (loss) of EBAC	(305)	(413)	(377)
Equity in undistributed income (loss) of ERMI	1,550	5	—
Net income (loss) and net income (loss) allocable to common stockholders	$7,821	$57,688	$52,480

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2023, 2022, and 2021

(Dollar Amounts in thousands, except per share data)

	2023	2022	2021
Cash flows from operating activities
Net income (loss)	$7,821	$57,688	$52,480
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	3,213	3,325	2,906
Equity in undistributed (income) loss of Equity Bank	17,844	(31,462)	(46,710)
Equity in undistributed (income) loss of EBAC	305	413	377
Equity in undistributed (income) loss of ERMI	(1,550)	(5)	—
Net amortization of purchase valuation adjustments	530	506	485
Net change in:
Other assets	(658)	1,464	6,965
Interest payable and other liabilities	(2,553)	(5,912)	(207)
Net cash from (to) operating activities	24,952	26,017	16,296
Cash flows (to) from investing activities
Proceeds from sales, calls, pay-downs and maturities of AFS securities	—	—	376
Net redemptions (purchases) of correspondent and miscellaneous other stock	(751)	(2,425)	—
Purchase of net assets of ASBI, net of cash acquired	—	—	(8,209)
Additional investment in Equity Bank	—	—	—
Additional investment in EBAC	(50)	(200)	—
Additional investment in ERMI	—	(400)	—
Net cash (used in) investing activities	(801)	(3,025)	(7,833)
Cash flows (to) from financing activities
Borrowings on bank stock loan	—	—	—
Principal payments on bank stock loan	—	—	—
Borrowings on subordinated debt	—	—	—
Subordinated debt issue cost	—	—	(16)
Proceeds from exercise of employee stock options	203	2,011	3,847
Principal payments on employee stock loan	—	—	43
Proceeds from employee stock purchase plan	784	792	569
Purchase of treasury stock	(17,900)	(33,186)	(18,664)
Dividends paid on common stock	(6,614)	(5,564)	(1,149)
Net cash provided by (used in) financing activities	(23,527)	(35,947)	(15,370)
Net change in cash and cash equivalents	624	(12,955)	(6,907)
Cash and cash equivalents, beginning of period	12,108	25,063	31,970
Ending cash and cash equivalents	$12,732	$12,108	$25,063
NOTE 24 – SUBSEQUENT EVENTS

The Company completed its previously announced merger with Rockhold BanCorp ("Rockhold") on February 9, 2024. In its December 31, 2023, unaudited Consolidated Report of Condition, Rockhold reported total assets of $407,398, which included total loan principal outstanding of $122,708 and securities of $173,997. At December 31, 2023, total liabilities of $352,278 were reported by Rockhold, which included deposits of $343,047. Rockhold reported $5,902 in net income before income taxes for the twelve months ended December 31, 2023. The Company anticipates there will not be goodwill recorded but there will be core deposit intangible recorded with this acquisition.