Form 10-Q
period 2024-03-31
EQUITY BANCSHARES INC
filed 2024-05-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 30, 2024, the registrant had 15,252,852 shares of Class A common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2024, and in Item 1A – Risk Factors of this Quarterly Report.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2024, and December 31, 2023

(Dollar amounts in thousands)

See accompanying condensed notes to interim consolidated financial statements.

	(Unaudited) March 31,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$217,611	$363,289
Federal funds sold	17,407	15,810
Cash and cash equivalents	235,018	379,099
Available-for-sale securities	1,091,717	919,648
Held-to-maturity securities, fair value of $2,210 and $2,250	2,205	2,209
Loans held for sale	1,311	476
Loans, net of allowance for credit losses of $44,449 and $43,520	3,437,714	3,289,381
Other real estate owned, net	1,465	1,833
Premises and equipment, net	116,792	112,632
Bank-owned life insurance	125,693	124,865
Federal Reserve Bank and Federal Home Loan Bank stock	27,009	20,608
Interest receivable	27,082	25,497
Goodwill	53,101	53,101
Core deposit intangibles, net	17,854	7,222
Other	102,075	98,021
Total assets	$5,239,036	$5,034,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$981,623	$898,129
Total non-interest-bearing deposits	981,623	898,129
Demand, savings and money market	2,574,871	2,483,807
Time	814,532	763,519
Total interest-bearing deposits	3,389,403	3,247,326
Total deposits	4,371,026	4,145,455
Federal funds purchased and retail repurchase agreements	43,811	43,582
Federal Home Loan Bank advances	219,931	100,000
Federal Reserve Bank borrowings	—	140,000
Subordinated debt	97,058	96,921
Contractual obligations	18,493	19,315
Interest payable and other liabilities	31,941	36,459
Total liabilities	4,782,260	4,581,732
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	208	207
Additional paid-in capital	490,533	489,187
Retained earnings	153,201	141,006
Accumulated other comprehensive income (loss)	(60,788)	(57,920)
Treasury stock	(126,378)	(119,620)
Total stockholders’ equity	456,776	452,860
Total liabilities and stockholders’ equity	$5,239,036	$5,034,592

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months ended March 31, 2024, and 2023

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2024	2023
Interest and dividend income
Loans, including fees	$58,829	$48,381
Securities, taxable	9,877	5,947
Securities, nontaxable	391	669
Federal funds sold and other	2,670	1,126
Total interest and dividend income	71,767	56,123
Interest expense
Deposits	22,855	13,821
Federal funds purchased and retail repurchase agreements	326	195
Federal Home Loan Bank advances	1,144	1,018
Federal Reserve Bank borrowings	1,361	135
Subordinated debt	1,899	1,844
Total interest expense	27,585	17,013
Net interest income	44,182	39,110
Provision (reversal) for credit losses	1,000	(366)
Net interest income after provision (reversal) for credit losses	43,182	39,476
Non-interest income
Service charges and fees	2,569	2,545
Debit card income	2,447	2,554
Mortgage banking	188	88
Increase in value of bank-owned life insurance	828	1,583
Net gain on acquisition and branch sales	1,239	—
Net gain (loss) from securities transactions	43	32
Other	4,417	1,798
Total non-interest income	11,731	8,600
Non-interest expense
Salaries and employee benefits	18,097	16,692
Net occupancy and equipment	3,535	2,879
Data processing	4,828	3,916
Professional fees	1,392	1,384
Advertising and business development	1,238	1,159
Telecommunications	655	485
FDIC insurance	571	360
Courier and postage	606	458
Free nationwide ATM cost	494	525
Amortization of core deposit intangibles	899	918
Loan expense	109	117
Other real estate owned	(84)	119
Merger expenses	1,556	—
Other	3,256	4,217
Total non-interest expense	37,152	33,229
Income (loss) before income tax	17,761	14,847
Provision (benefit) for income taxes	3,693	2,524
Net income (loss) and net income (loss) allocable to common stockholders	$14,068	$12,323
Basic earnings (loss) per share	$0.91	$0.78
Diluted earnings (loss) per share	$0.90	$0.77

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months ended March 31, 2024, and 2023

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2024	2023
Net income	$14,068	$12,323
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(6,180)	16,018
Reclassification for net (gains) losses included in net income	252	—
Unrealized holding gains (losses) arising during the period on cash flow hedges	2,134	799
Total other comprehensive income (loss)	(3,794)	16,817
Tax effect	926	(4,544)
Other comprehensive income (loss), net of tax	(2,868)	12,273
Comprehensive income (loss)	$11,200	$24,596

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended March 31, 2024, and 2023

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2023	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$410,058
Net income	—	—	—	12,323	—	—	12,323
Other comprehensive income (loss), net of tax effects	—	—	—	—	12,273	—	12,273
Cash dividends - common stock, $0.10 per share	—	—	—	(1,573)	—	—	(1,573)
Dividend equivalents - restricted stock units, $0.10 per share	—	—	—	(35)	—	—	(35)
Stock-based compensation	—	—	1,212	—	—	—	1,212
Common stock issued under stock-based incentive plan	102,687	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	17,508	—	458	—	—	—	458
Treasury stock purchase	(320,050)	—	—	—	—	(9,593)	(9,593)
Balance at March 31, 2023	15,730,257	$206	$486,658	$150,810	$(101,238)	$(111,313)	$425,123

Balance at January 1, 2024	15,443,651	$207	$489,187	$141,006	$(57,920)	$(119,620)	$452,860
Net income	—	—	—	14,068	—	—	14,068
Other comprehensive income (loss), net of tax effects	—	—	—	—	(2,868)	—	(2,868)
Cash dividends - common stock, $0.12 per share	—	—	—	(1,843)	—	—	(1,843)
Dividend equivalents- restricted stock units and restricted stock awards, $0.12 per share	—	—	—	(30)	—	—	(30)
Stock-based compensation	—	—	950	—	—	—	950
Common stock issued upon exercise of stock options	1,250	—	29	—	—	—	29
Common stock issued under stock-based incentive plan	91,005	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	16,884	—	368				368
Treasury stock purchases	(209,591)	—	—	—	—	(6,758)	(6,758)
Balance at March 31, 2024	15,343,199	$208	$490,533	$153,201	$(60,788)	$(126,378)	$456,776

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months ended March 31, 2024, and 2023
(Dollar amounts in thousands)
	(Unaudited) March 31,
	2024	2023
Cash flows from operating activities
Net income	$14,068	$12,323
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	950	1,212
Depreciation	1,325	1,087
Amortization of operating lease right-of-use asset	92	166
Amortization of cloud computing implementation costs	35	47
Provision (reversal) for credit losses	1,000	(366)
Net amortization (accretion) of purchase valuation adjustments	(436)	(163)
Amortization (accretion) of premiums and discounts on securities	(821)	1,172
Amortization of intangible assets	935	954
Deferred income taxes	(1,633)	(255)
Federal Home Loan Bank stock dividends	(142)	(140)
Loss (gain) on sales and valuation adjustments on other real estate owned	(109)	34
Net loss (gain) on sales and settlements of securities	252	—
Change in unrealized (gains) losses on equity securities	(1)	(32)
Loss (gain) on disposal of premises and equipment	(7)	(15)
Loss (gain) on sales of foreclosed assets	7	(3)
Loss (gain) on sales of loans	565	(62)
Originations of loans held for sale	(8,234)	(3,391)
Proceeds from the sale of loans held for sale	10,511	3,154
Increase in the value of bank-owned life insurance	(828)	(1,583)
Change in fair value of derivatives recognized in earnings	57	176
Gain on acquisition	(1,239)	—
Payments on operating lease payable	(136)	(262)
Net change in:
Interest receivable	493	169
Other assets	1,936	4,216
Interest payable and other liabilities	(6,001)	694
Net cash provided by operating activities	12,639	19,132
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(120,451)	(1,840)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	107,651	17,828
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	5	4
Net change in loans	(30,566)	(18,019)
Purchase of USDA guaranteed loans	(4,180)	(802)
Purchase of premises and equipment	(2,012)	(4,408)
Proceeds from sale of premises and equipment	7	39
Proceeds from sale of foreclosed assets	228	38
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(6,259)	(11,524)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(622)	(1,526)
Proceeds from sale of other real estate owned	574	172
Proceeds from bank-owned life insurance death benefits	—	1,794
Purchase of Net Assets of Rockhold BanCorp, Net of cash acquired	60,914	—
Net cash (used in) provided by investing activities	5,289	(18,244)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(124,244)	45,095
Net change in federal funds purchased and retail repurchase agreements	(8,589)	(1,380)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	119,931	(127,642)
Proceeds from Federal Home Loan Bank term advances	300,000	466,091
Principal repayments on Federal Home Loan Bank term advances	(300,000)	(366,091)
Proceeds from Federal Reserve Bank borrowings	—	141,000

Principal payments on Federal Reserve Bank borrowings	(140,000)	(1,000)
Proceeds from the exercise of employee stock options	29	—
Proceeds from employee stock purchase plan	368	458
Purchase of treasury stock	(6,758)	(9,593)
Net change in contractual obligations	(822)	(246)
Dividends paid on common stock	(1,924)	(1,642)
Net cash (used in) provided by financing activities	(162,009)	145,050
Net change in cash and cash equivalents	(144,081)	145,938
Cash and cash equivalents, beginning of period	379,099	104,428
Ending cash and cash equivalents	$235,018	$250,366
Supplemental cash flow information:
Interest paid	$30,647	$12,966
Income taxes paid, net of refunds	—	27
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	101	27
Other repossessed assets acquired in settlement of loans	247	46
Purchase of investments in tax credit structures and resulting contractual obligations	—	4,400
Total fair value of assets acquired in purchase of Rockhold BanCorp, net of cash	300,957	—
Total fair value of liabilities assumed in purchase of Rockhold BanCorp	360,632	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024. Operating results for the three months ended March 31, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

Reclassifications

Some items in prior financial statements were reclassified to conform to the current presentation. Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for the periods reported.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures. The amendments in ASU 2023-07 provide for new disclosures which: (1) require that a public entity disclose on an annual and interim basis, significant segment expenses that are regularly provided to the chief operating decision maker ("CODM") and included within each reported measure of segment profit or loss; (2) require that a public entity disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition; (3) require that a public entity provide all annual disclosures about a reportable segment's profit or loss and assets currently required by Topic 280 in interim periods; (4) allows more than one measure of segment profit or loss used by the CODM when assessing segment performance and deciding how to allocate resources to be disclosed; (5) require disclosure of title and position of CODM and explain how the CODM uses the disclosed reported measures to assess segment performance; and (6) require that a public entity that has a single reportable segment provide all the disclosures required by the amended Topic 280. The amendments in this update are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The amendments in this update are required to be applied retrospectively to all prior periods presented in the financial statements. Upon transition, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories and the amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted this accounting standard effective January 1, 2024, and the Company's financial condition, results of operations and cash flows were not impacted by this guidance. The Company has provided the required disclosures for its single reportable segment.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740), Improvements to Income Tax Disclosures. The amendments in ASU 2023-09 require public business entities on an annual basis to disclose: (1) specific categories in the rate reconciliation; (2) provide additional information for reconciling items that meet a quantitative threshold of five percent of pretax income multiplied by the statutory rate; (3) provide a qualitative description of the state and local jurisdictions that make up a majority of the state and local income tax category; (4) requires the entity to provide an explanation of the nature, effect and underlying causes of the reconciling items disclosed and the judgment used in categorizing the reconciling items; (5) requires that all entities disclose on an annual basis income taxes paid (net of refunds received) disaggregated by federal, state and foreign taxes, and the amount of income taxes paid (net of refunds received) disaggregated by individual jurisdictions in which income taxes paid (net of refunds received) is equal to or greater than five percent of total income taxes paid (net of refunds); (6) requires disclosure of income from continuing operations before income tax expense to be disaggregated between domestic and foreign, and income tax expense disaggregated by federal, state and foreign; and (7) removes the disclosures of estimating the range of reasonably possible change in unrecognized tax benefits balance in the next 12 months and removes the requirement to disclose the cumulative amount of each type of temporary difference when a deferred tax liability is not recognized because of the exceptions to comprehensive recognition of deferred taxes related to subsidiaries and corporate joint ventures. The amendments in this update are effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis; however, retrospective application is permitted. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, this guidance will impact the Company's financial statement disclosures.

NOTE 2 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$81,606	$5	$(6,534)	$—	$75,077
U.S. Treasury securities	121,106	14	(871)	—	120,249
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,713	1,929	(39,060)	—	624,582
Private label residential mortgage-backed securities	158,225	—	(23,167)	—	135,058
Corporate	56,742	8	(5,959)	—	50,791
Small Business Administration loan pools	7,457	—	(355)	—	7,102
State and political subdivisions	88,344	53	(9,539)	—	78,858
	$1,175,193	$2,009	$(85,485)	$—	$1,091,717

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$39,103	$—	$(6,016)	$—	$33,087
U.S. Treasury securities	89,999	28	(771)	—	89,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,674	3,872	(35,403)	—	529,143
Private label residential mortgage-backed securities	161,174	—	(23,333)	—	137,841
Corporate	56,722	—	(7,039)	—	49,683
Small Business Administration loan pools	8,066	—	(339)	—	7,727
State and political subdivisions	81,458	74	(8,621)	—	72,911
	$997,196	$3,974	$(81,522)	$—	$919,648

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
March 31, 2024
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,090	$—	$(14)	$—	$1,076
State and political subdivisions	1,115	20	(1)	—	1,134
	$2,205	$20	$(15)	$—	$2,210

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,094	$3	$—	$—	$1,097
State and political subdivisions	1,115	38	—	—	1,153
	$2,209	$41	$—	$—	$2,250

The fair value and amortized cost of debt securities at March 31, 2024, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$113,506	$112,741	$—	$—
One to five years	70,836	70,130	—	—
Five to ten years	129,232	113,798	1,115	1,134
After ten years	41,681	35,408	—	—
Mortgage-backed securities	819,938	759,640	1,090	1,076
Total debt securities	$1,175,193	$1,091,717	$2,205	$2,210

The following table shows the carrying value and fair value of securities pledged as collateral to secure public fund deposits, borrowings from the Federal Home Loan Bank and Federal Reserve Bank and retail repurchase obligations at March 31, 2024, and December 31, 2023.

	March 31, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$545,903	$503,619	$509,010	$488,270
Federal Home Loan Bank pledging	82,606	70,588	84,421	72,293
Federal Reserve Bank borrowings	12,110	11,831	158,382	141,125
Retail repurchase agreements	52,191	47,363	51,548	47,282
Total securities pledged	$692,810	$633,401	$803,361	$748,970

The following tables show gross unrealized losses or unrecognized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position or unrecognized loss position at March 31, 2024, and December 31, 2023.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$35,692	$(201)	$32,566	$(6,333)	$68,258	$(6,534)
U.S. Treasury securities	64,773	(194)	19,468	(677)	84,241	(871)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	112,236	(868)	296,481	(38,192)	408,717	(39,060)
Private label residential mortgage-backed securities	—	—	135,058	(23,167)	135,058	(23,167)
Corporate	—	—	47,882	(5,959)	47,882	(5,959)
Small Business Administration loan pools	4,631	(17)	2,471	(338)	7,102	(355)
State and political subdivisions	14,924	(821)	58,921	(8,718)	73,845	(9,539)
Total	$232,256	$(2,101)	$592,847	$(83,384)	$825,103	$(85,485)
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$33,087	$(6,016)	$33,087	$(6,016)
U.S. Treasury securities	—	—	19,413	(771)	19,413	(771)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	7,799	(5)	306,858	(35,398)	314,657	(35,403)
Private label residential mortgage-backed securities	—	—	137,841	(23,333)	137,841	(23,333)
Corporate	—	—	49,683	(7,039)	49,683	(7,039)
Small Business Administration loan pools	5,097	(14)	2,630	(325)	7,727	(339)
State and political subdivisions	11,386	(768)	57,326	(7,853)	68,712	(8,621)
Total	$24,282	$(787)	$606,838	$(80,735)	$631,120	$(81,522)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
March 31, 2024
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$1,076	$(14)	$—	$—	$1,076	$(14)
State and political subdivisions	274	(1)	—	—	274	(1)
Total	$1,350	$(15)	$—	$—	$1,350	$(15)
December 31, 2023
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

The tables above present unrealized losses on available-for-sale securities and unrecognized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of March 31, 2024, the Company held 524 available-for-sale in an unrealized loss position and two held-to-maturity securities in an unrecognized loss position.

Unrealized losses on available-for-sale securities and unrecognized losses on held-to-maturity securities have not been recognized into income because the security issuers are of high credit quality, management does not intend to sell and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates and the fair value is expected to recover as the securities approach maturity.

The Company's available-for-sale and held-to-maturity investments that carry some form of credit risk are the investments in private label residential mortgage-backed securities, corporate securities and state and political subdivisions securities.

All private label residential mortgage-backed securities held by the Company are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At March 31, 2024, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 14 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At March 31, 2024, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 174 positions of which 86% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 62% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At March 31, 2024, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended March 31,
	2024	2023
Proceeds	$726	$—
Gross gain	3	—
Gross losses	255	—
Income tax expense/(benefit)	(62)	—

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at March 31, 2024, and December 31, 2023.

	March 31, 2024	December 31, 2023
Investments in stocks
Accounted for at fair value through net income	$675	$674
Accounted for at amortized cost assessed for impairment	1,981	1,397
Total investments in stocks	2,656	2,071
Investments in partnerships
Accounted for under the equity method	2,369	2,345
Accounted for under the hypothetical liquidation book value	2,424	2,403
Accounted for under proportional amortization	23,372	24,296
Total investments in partnerships	28,165	29,044
Total other investments	$30,821	$31,115

The following table discloses the financial statement impact of tax credit investments for the three month period ended March 31, 2024, and 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
March 31, 2024
Investments and tax credit structures:
Included in proportional amortization	$(826)	$(225)	$(1,051)	$924
Not included in proportional amortization	$—	$23	$23	$—

March 31, 2023
Investments and tax credit structures:
Included in proportional amortization	$(482)	$(144)	$(626)	$587
Not included in proportional amortization	$(802)	$(232)	$(1,034)	$—

(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

Contingent contributions for investment tax credit structures not subject to proportional amortization were zero and $3.6 million for the three month period ended March 31, 2024, and 2023.

NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES

Types of loans and normal collateral securing those loans are listed below.

Commercial real estate: Commercial real estate loans include all loans secured by non-farm, nonresidential properties and by multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.

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

The following table lists categories of loans at March 31, 2024, and December 31, 2023.

	March 31, 2024	December 31, 2023
Commercial real estate	$1,797,192	$1,759,855
Commercial and industrial	649,035	598,327
Residential real estate	581,988	556,328
Agricultural real estate	198,291	196,114
Agricultural	149,312	118,587
Consumer	106,345	103,690
Total loans	3,482,163	3,332,901
Allowance for credit losses	(44,449)	(43,520)
Net loans	$3,437,714	$3,289,381

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the quarters ended March 31, 2024, and 2023, the Company did not purchase any pools of residential loans. As of March 31, 2024, and December 31, 2023, residential real estate loans include $288,632 and $299,448 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the quarter ended March 31, 2024 the Company purchased $4,180 in loans guaranteed by governmental agencies. During the first three months of 2023, the Company purchased $802 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $5,093 with related loans of $311,049 at March 31, 2024, and $2,424 with related loans of $209,662 at December 31, 2023.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $3,162 at March 31, 2024, and $387 at December 31, 2023.

The following tables present the activity in the allowance for credit losses by class for the three month periods ended March 31, 2024, and 2023.

March 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Provision for credit losses	116	67	367	(31)	359	122	1,000
Initial PCD on Acquired loans	—	119	184	—	284	9	596
Loans charged-off	(17)	(631)	(27)	—	(26)	(181)	(882)
Recoveries	7	142	11	1	—	54	215
Total ending allowance balance	$13,582	$17,651	$8,319	$1,688	$1,612	$1,597	$44,449

March 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Provision for credit losses	(126)	1,100	132	(233)	(1,065)	(174)	(366)
Loans charged-off	(1)	(435)	(5)	—	—	(197)	(638)
Recoveries	7	4	16	—	155	78	260
Total ending allowance balance	$16,611	$15,620	$8,751	$586	$1,547	$1,988	$45,103

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on the method to determine allowance for credit loss as of March 31, 2024, and December 31, 2023.

March 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$729	$1,989	$1,148	$658	$1,112	$189	$5,825
Collectively evaluated for credit losses	12,853	15,662	7,171	1,030	500	1,408	38,624
Total	$13,582	$17,651	$8,319	$1,688	$1,612	$1,597	$44,449
Loan Balance:
Individually evaluated for credit losses	$7,192	$8,266	$5,889	$4,888	$6,425	$904	$33,564
Collectively evaluated for credit losses	1,790,000	640,769	576,099	193,403	142,887	105,441	3,448,599
Total	$1,797,192	$649,035	$581,988	$198,291	$149,312	$106,345	$3,482,163

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$582	$1,644	$1,113	$674	$598	$154	$4,765
Collectively evaluated for credit losses	12,894	16,310	6,671	1,044	397	1,439	38,755
Total	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Loan Balance:
Individually evaluated for credit losses	$6,031	$5,498	$7,495	$4,672	$3,598	$669	$27,963
Collectively evaluated for credit losses	1,753,824	592,829	548,833	191,442	114,989	103,021	3,304,938
Total	$1,759,855	$598,327	$556,328	$196,114	$118,587	$103,690	$3,332,901

The following tables present information related to nonaccrual loans at March 31, 2024, and December 31, 2023.

	March 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,938	$3,368	$—
Commercial and industrial	4,915	1,992	—
Residential real estate	20	—	—
Agricultural real estate	1,332	945	—
Agricultural	—	—	—
Consumer	40	—	—
Subtotal	10,245	6,305	—
With an allowance recorded:
Commercial real estate	2,898	2,666	599
Commercial and industrial	8,352	4,753	1,558
Residential real estate	4,173	3,769	936
Agricultural real estate	4,771	3,282	620
Agricultural	3,154	2,679	476
Consumer	860	772	179
Subtotal	24,208	17,921	4,368
Total	$34,453	$24,226	$4,368

	December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,948	$3,376	$—
Commercial and industrial	2,925	—	—
Residential real estate	21	—	—
Agricultural real estate	1,342	948	—
Agricultural	2,303	—	—
Consumer	23	—	—
Subtotal	10,562	4,324	—
With an allowance recorded:
Commercial real estate	2,297	2,071	455
Commercial and industrial	8,452	5,041	1,335
Residential real estate	7,605	7,251	1,086
Agricultural real estate	4,753	3,266	660
Agricultural	2,946	2,470	481
Consumer	689	603	150
Subtotal	26,742	20,702	4,167
Total	$37,304	$25,026	$4,167

The tables below present average recorded investment and interest income related to nonaccrual loans for the three months ended March 31, 2024, and 2023. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	March 31, 2024		March 31, 2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,376	$—	$1,855	$—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	13	—
Agricultural real estate	948	—	573	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Subtotal	4,324	—	2,441	—
With an allowance recorded:
Commercial real estate	2,071	2	841	—
Commercial and industrial	5,041	—	5,660	—
Residential real estate	7,251	—	3,135	—
Agricultural real estate	3,266	—	1,421	1
Agricultural	2,470	—	3,195	—
Consumer	603	—	382	—
Subtotal	20,702	2	14,634	1
Total	$25,026	$2	$17,075	$1

The following tables present the aging of the recorded investment in past due loans as of March 31, 2024, and December 31, 2023, by portfolio and class of loans.

March 31, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$4,254	$1,574	$413	$6,034	$1,784,917	$1,797,192
Commercial and industrial	1,794	388	—	6,745	640,108	649,035
Residential real estate	2,456	492	—	3,769	575,271	581,988
Agricultural real estate	535	61	—	4,227	193,468	198,291
Agricultural	1,450	42	—	2,679	145,141	149,312
Consumer	554	145	—	772	104,874	106,345
Total	$11,043	$2,702	$413	$24,226	$3,443,779	$3,482,163

December 31, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,397	$198	$189	$5,447	$1,751,624	$1,759,855
Commercial and industrial	1,853	2,713	71	5,041	588,649	598,327
Residential real estate	1,444	676	—	7,251	546,957	556,328
Agricultural real estate	949	—	—	4,214	190,951	196,114
Agricultural	559	65	19	2,470	115,474	118,587
Consumer	443	118	—	603	102,526	103,690
Total	$7,645	$3,770	$279	$25,026	$3,296,181	$3,332,901

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

Based on the analysis performed at March 31, 2024, the risk category of loans by type and year of origination is as follows.

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$64,642	$215,317	$361,943	$237,075	$169,563	$248,288	$488,533	$735	$1,786,096
Special mention	—	—	—	117	—	385	—	—	502
Substandard	—	207	2,883	3,417	258	3,686	103	40	10,594
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$64,642	$215,524	$364,826	$240,609	$169,821	$252,359	$488,636	$775	$1,797,192
Commercial and industrial
Risk rating
Pass	$28,847	$113,685	$101,217	$52,112	$49,311	$44,371	$246,034	$1,758	$637,335
Special mention	—	98	159	253	—	1,147	—	—	1,657
Substandard	—	1,123	565	349	2,679	2,285	3,042	—	10,043
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$28,847	$114,906	$101,941	$52,714	$51,990	$47,803	$249,076	$1,758	$649,035
Residential real estate
Risk rating
Pass	$5,898	$37,547	$38,314	$278,758	$9,215	$152,438	$54,187	$1,040	$577,397
Special mention	—	—	—	—	—	468	—	—	468
Substandard	—	—	209	412	21	2,829	588	64	4,123
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$5,898	$37,547	$38,523	$279,170	$9,236	$155,735	$54,775	$1,104	$581,988
Agricultural real estate
Risk rating
Pass	$6,461	$22,294	$25,021	$16,874	$16,643	$29,168	$76,119	$277	$192,857
Special mention	—	444	433	—	—	127	800	—	1,804
Substandard	—	40	18	27	—	3,508	37	—	3,630
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$6,461	$22,778	$25,472	$16,901	$16,643	$32,803	$76,956	$277	$198,291
Agricultural
Risk rating
Pass	$6,381	$17,081	$12,876	$7,403	$11,668	$16,405	$72,651	$75	$144,540
Special mention	—	—	150	—	—	32	407	—	589
Substandard	—	366	167	626	629	2,242	153	—	4,183
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$6,381	$17,447	$13,193	$8,029	$12,297	$18,679	$73,211	$75	$149,312
Consumer
Risk rating
Pass	$29,390	$25,046	$21,952	$9,079	$4,207	$3,734	$12,152	$1	$105,561
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	89	235	220	65	82	—	—	691
Doubtful	—	—	—	—	—	93	—	—	93
Total consumer	$29,390	$25,135	$22,187	$9,299	$4,272	$3,909	$12,152	$1	$106,345
Total loans
Risk rating
Pass	$141,619	$430,970	$561,323	$601,301	$260,607	$494,404	$949,676	$3,886	$3,443,786
Special mention	—	542	742	370	—	2,159	1,207	—	5,020
Substandard	—	1,825	4,077	5,051	3,652	14,632	3,923	104	33,264
Doubtful	—	—	—	—	—	93	—	—	93
Total loans	$141,619	$433,337	$566,142	$606,722	$264,259	$511,288	$954,806	$3,990	$3,482,163

Based on the analysis performed at December 31, 2023, the risk category of loans by type and year of origination is as follows.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$212,229	$379,233	$253,837	$179,935	$75,472	$186,073	$461,346	$753	$1,748,878
Special mention	257	—	119	—	—	399	—	—	775
Substandard	84	2,501	3,481	256	1,463	2,336	81	—	10,202
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$212,570	$381,734	$257,437	$180,191	$76,935	$188,808	$461,427	$753	$1,759,855
Commercial and industrial
Risk rating
Pass	$128,598	$110,817	$54,416	$49,557	$29,931	$7,293	$204,237	$1,780	$586,629
Special mention	—	—	15	—	—	992	—	—	1,007
Substandard	1,317	468	230	2,922	237	2,171	3,346	—	10,691
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$129,915	$111,285	$54,661	$52,479	$30,168	$10,456	$207,583	$1,780	$598,327
Residential real estate
Risk rating
Pass	$35,040	$29,766	$277,611	$5,183	$12,506	$130,144	$57,699	$1,065	$549,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	213	187	22	156	1,960	4,710	66	7,314
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$35,040	$29,979	$277,798	$5,205	$12,662	$132,104	$62,409	$1,131	$556,328
Agricultural real estate
Risk rating
Pass	$22,368	$26,762	$17,987	$18,551	$10,653	$20,039	$74,010	$289	$190,659
Special mention	903	158	—	—	—	164	605	—	1,830
Substandard	40	—	24	—	101	3,423	37	—	3,625
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$23,311	$26,920	$18,011	$18,551	$10,754	$23,626	$74,652	$289	$196,114
Agricultural
Risk rating
Pass	$12,424	$7,363	$4,815	$7,148	$1,385	$3,809	$78,285	$55	$115,284
Special mention	—	—	—	—	—	33	9	—	42
Substandard	39	10	464	629	1,861	52	206	—	3,261
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$12,463	$7,373	$5,279	$7,777	$3,246	$3,894	$78,500	$55	$118,587
Consumer
Risk rating
Pass	$47,019	$24,620	$10,384	$4,841	$1,281	$2,885	$12,035	$1	$103,066
Special mention	—	—	—	—	—	—	—	—	—
Substandard	50	241	163	98	49	23	—	—	624
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$47,069	$24,861	$10,547	$4,939	$1,330	$2,908	$12,035	$1	$103,690
Total loans
Risk rating
Pass	$457,678	$578,561	$619,050	$265,215	$131,228	$350,243	$887,612	$3,943	$3,293,530
Special mention	1,160	158	134	—	—	1,588	614	—	3,654
Substandard	1,530	3,433	4,549	3,927	3,867	9,965	8,380	66	35,717
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$460,368	$582,152	$623,733	$269,142	$135,095	$361,796	$896,606	$4,009	$3,332,901

The following table discloses the charge-off and recovery activity by loan type and year of origination for the three month period ending March 31, 2024.

March 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$(16)	$—	$—	$—	$(1)	$—	$(17)
Gross recoveries	—	—	—	—	—	7	—	—	7
Net charge-offs	$—	$—	$(16)	$—	$—	$7	$(1)	$—	$(10)
Commercial and industrial
Gross charge-offs	$—	$—	$(168)	$(3)	$(40)	$(104)	$(316)	$—	$(631)
Gross recoveries	—	—	104	—	—	29	8	1	142
Net charge-offs	$—	$—	$(64)	$(3)	$(40)	$(75)	$(308)	$1	$(489)
Residential real estate
Gross charge-offs	$—	$—	$—	$(2)	$—	$(15)	$(10)	$—	$(27)
Gross recoveries	—	—	—	—	—	11	—	—	11
Net charge-offs	$—	$—	$—	$(2)	$—	$(4)	$(10)	$—	$(16)
Agricultural real estate
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	1	—	—	1
Net charge-offs	$—	$—	$—	$—	$—	$1	$—	$—	$1
Agricultural
Gross charge-offs	$—	$—	$(25)	$(1)	$—	$—	$—	$—	$(26)
Gross recoveries	—	—	—	—	—	—	—	—	—
Net charge-offs	$—	$—	$(25)	$(1)	$—	$—	$—	$—	$(26)
Consumer
Gross charge-offs	$(19)	$(45)	$(28)	$(31)	$(7)	$(34)	$(17)	$—	$(181)
Gross recoveries	1	1	6	5	4	34	3	—	54
Net charge-offs	$(18)	$(44)	$(22)	$(26)	$(3)	$—	$(14)	$—	$(127)
Total loans
Gross charge-offs	$(19)	$(45)	$(237)	$(37)	$(47)	$(153)	$(344)	$—	$(882)
Gross recoveries	1	1	110	5	4	82	11	1	215
Net charge-offs	$(18)	$(44)	$(127)	$(32)	$(43)	$(71)	$(333)	$1	$(667)

The following table discloses the charge-off and recovery activity by loan type and year of origination for the three month period ending March 31, 2023.

March 31 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(1)	$—	$—	$(1)
Gross recoveries	—	—	—	—	—	7	—	—	7
Net charge-offs	$—	$—	$—	$—	$—	$6	$—	$—	$6
Commercial and industrial
Gross charge-offs	$—	$(1)	$—	$—	$(3)	$—	$(431)	$—	$(435)
Gross recoveries	—	—	—	—	—	4	—	—	4
Net charge-offs	$—	$(1)	$—	$—	$(3)	$4	$(431)	$—	$(431)
Residential real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(1)	$(4)	$—	$(5)
Gross recoveries	—	—	—	—	—	16	—	—	16
Net charge-offs	$—	$—	$—	$—	$—	$15	$(4)	$—	$11
Agricultural real estate
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	—	—	—	—
Net charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Agricultural
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	155	—	—	155
Net charge-offs	$—	$—	$—	$—	$—	$155	$—	$—	$155
Consumer
Gross charge-offs	$(16)	$(51)	$(32)	$(12)	$(20)	$(53)	$(13)	$—	$(197)
Gross recoveries	—	4	34	5	3	29	3	—	78
Net charge-offs	$(16)	$(47)	$2	$(7)	$(17)	$(24)	$(10)	$—	$(119)
Total loans
Gross charge-offs	$(16)	$(52)	$(32)	$(12)	$(23)	$(55)	$(448)	$—	$(638)
Gross recoveries	—	4	34	5	3	211	3	—	260
Net charge-offs	$(16)	$(48)	$2	$(7)	$(20)	$156	$(445)	$—	$(378)

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at March 31, 2024, and 2023, that were both experiencing financial difficulty and modified during the three months ended March 31, 2024, and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

March 31, 2024	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$39	$—	$21	$60	0.00%
Commercial and industrial	—	—	—	—	—	0.00%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	457	—	—	457	0.23%
Agricultural	1,223	—	—	—	1,223	0.82%
Consumer	—	—	—	—	—	0.00%
Total	$1,223	$496	$—	$21	$1,740	0.05%

March 31, 2023	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$14	$14	0.00%
Commercial and industrial	—	258	—	8,794	9,052	1.49%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	23	—	—	23	0.01%
Agricultural	122	—	—	—	122	0.11%
Consumer	—	—	25	—	25	0.02%
Total	$122	$281	$25	$8,808	$9,236	0.28%

At March 31, 2024, and 2023, there were $235 thousand and $129 thousand in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended March 31, 2024, and 2023.

March 31, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$40	$—	$—	$40
Commercial and industrial	25	—	2,224	2,249
Residential real estate	—	—	12	12
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$65	$—	$2,236	$2,301

March 31, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	—	—
Agricultural real estate	—	23	—	23
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$—	$23	$—	$23

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2024, and 2023.

March 31, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.67
Commercial and industrial	—	3.00%	1.89
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	0.88
Consumer	—	—%	—
Total loans	$—	3.00%	0.90

March 31, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	$—	—%	0.25
Commercial and industrial	—	—%	0.14
Residential real estate	—	—%	—
Agricultural real estate	—	—%	6.20
Agricultural	—	—%	—
Consumer	—	(0.24)%	2.16
Total loans	$—	(0.24)%	0.16

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of March 31, 2024, and December 31, 2023.

	Allowance for Credit Losses
	March 31, 2024	December 31, 2023
Commercial real estate	$351	$285
Commercial and industrial	1,188	1,053
Agricultural real estate	—	2
Residential real estate	43	35
Agricultural	4	3
Consumer	243	247
Total allowance for credit losses	$1,829	$1,625

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At March 31, 2024, the portfolio of interest rate swaps had a weighted average maturity of 6.71 years, a weighted average pay rate of 4.60% and a weighted average rate received of 8.48%. At December 31, 2023, the portfolio of interest rate swaps had a weighted average maturity of 6.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 8.50%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes and Federal Home Loan Bank advance interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at March 31, 2024, and December 31, 2023.

	March 31, 2024			December 31, 2023
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	11.5	2.80%	7.44%	11.7	2.80%	7.43%
Variable rate FHLB advance hedges	2.0	3.60%	5.60%	2.2	3.58%	5.35%
Prime based receivable loan hedges	—	8.50%	5.60%	0.2	8.50%	5.60%
Total cash flow hedges	1.1	6.43%	5.54%	1.4	6.43%	5.56%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At March 31, 2024, this portfolio of interest rate swaps had a weighted average maturity of 4.57 years, weighted average pay rate of 8.36% and a weighted average rate received of 8.51%. At December 31, 2023, this portfolio of interest rate swaps had a weighted average maturity of 4.6 years, weighted average pay rate of 8.31% and weighted average rate received of 8.46%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2024, and December 31, 2023.

	March 31, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$15,078	$1,639	$—	$15,461	$1,580	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	257,500	3,479	—	257,500	1,976	631
Total derivatives designated as hedging relationships	272,578	5,118	—	272,961	3,556	631
Derivatives not designated as hedging instruments:
Interest rate swaps	172,570	4,154	3,715	180,911	3,446	3,025
Total derivatives not designated as hedging instruments	172,570	4,154	3,715	180,911	3,446	3,025
Total	$445,148	9,272	3,715	$453,872	7,002	3,656
Cash collateral		—	8,708		—	5,952
Netting adjustments		(8,513)	(8,513)		(6,406)	(6,406)
Net amount presented in Balance Sheet		$759	$3,910		$596	$3,202

The table below lists designated and qualifying hedged items in fair value hedges at March 31, 2024, and December 31, 2023.

	March 31, 2024			December 31, 2023
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$15,232	$(1,959)	$(434)	$15,795	$(1,826)	$(446)
Total	$15,232	$(1,959)	$(434)	$15,795	$(1,826)	$(446)

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three months period ended March 31, 2024, and 2023, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended March 31,
	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$1	$8
Total net gain (loss) related to derivatives designated as hedging instruments	1	8
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—
Total net gains (losses) related to hedging relationships	1	8
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	76	(3)
Total net gains (losses) related to derivatives not designated as hedging instruments	76	(3)
Net gains (losses) on derivatives and hedging activities	$77	$5

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended March 31, 2024, and 2023.

	March 31, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$146	$(145)	$1	$161
Total	$146	$(145)	$1	$161

	March 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(367)	$375	$8	$149
Total	$(367)	$375	$8	$149

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended March 31, 2024, and 2023.

	March 31, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$992	$749	$(1,098)
FHLB advance hedges	981	741	436
Subordinated note hedges	161	122	88
Total	$2,134	$1,612	$(574)

	March 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$923	$686	$(780)
FHLB advance hedges	123	92	33
Subordinated note hedges	(247)	(185)	71
Total	$799	$593	$(676)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended March 31, 2024, and December 31, 2023, are listed below.

March 31, 2024	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,930	$3,929	12.7	3.29%
Total operating leases	$3,930	$3,929	12.7	3.29%

December 31, 2023	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,291	$3,307	14.8	3.00%
Total operating leases	$3,291	$3,307	14.8	3.00%

Operating lease costs for the three months ended March 31, 2024, and 2023, are listed below.

	Three Months Ended March 31,
	2024	2023
Operating lease cost	$120	$196
Short-term lease cost	—	—
Variable lease cost	29	14
Total operating lease cost	$149	$210

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three month periods ended March 31, 2024.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	March 31, 2024
Due in one year or less	$572
Due after one year through two years	619
Due after two years through three years	602
Due after three years through four years	536
Due after four years through five years	364
Thereafter	2,156
Total undiscounted cash flows	4,849
Discount on cash flows	(920)
Total operating lease liability	$3,929

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2024, and December 31, 2023, are listed below.

	March 31, 2024	December 31, 2023
Federal funds purchased	$—	$—
Retail repurchase agreements	43,811	43,582

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $47,363 and $47,282 at March 31, 2024, and December 31, 2023. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at March 31, 2024, and December 31, 2023.

	March 31, 2024	December 31, 2023
Average daily balance during the period	$47,772	$43,469
Average interest rate during the period	1.89%	1.13%
Maximum month-end balance year-to-date	$47,312	$46,798
Weighted average interest rate at period-end	1.66%	1.69%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances.

Federal Home Loan Bank advances as of March 31, 2024, and December 31, 2023, are as follows.

	March 31, 2024	December 31, 2023
Federal Home Loan Bank line of credit advances	$119,931	$—
Federal Home Loan Bank fixed-rate term advances	100,000	100,000
Total Federal Home Loan Bank advances	$219,931	$100,000

At March 31, 2024, and December 31, 2023, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $47,861 and $39,922. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $890,390 and securities of $63,789 for a total of $954,179 at March 31, 2024, and qualifying loans of $846,601 and securities of $65,209 for a total of $911,810 at December 31, 2023. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $685,211 and $770,711 at March 31, 2024, and December 31, 2023.

Federal Reserve Bank borrowings

At March 31, 2024, and December 31, 2023, the Company had a borrowing capacity of $345,460 and $471,569, for which the Company has pledged loans with an outstanding balance of $393,887 and $394,810 and securities with a fair value of $147,642 and $9,620. At December 31, 2023 the Company held $140,000 in borrowings secured from this facility under the Federal Reserve's Bank Term Funding Program with a rate of 4.38% and maturity date of March 22, 2024. The Company repaid this borrowing at maturity and there were no outstanding borrowings at March 31, 2024.

Bank stock loan

The Company entered into an agreement with an unaffiliated financial institution that provided for an initial maximum borrowing facility of $40,000, secured by the Company’s stock in Equity Bank. Each draw of funds on the facility will create a separate note that is repayable over a term of five years. Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.50%. Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five-year term of each separate note.

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

There were no outstanding principal balances on the bank stock loan at March 31, 2024, and December 31, 2023.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of March 31, 2024, and December 31, 2023, are listed below.

	March 31, 2024	December 31, 2023
Subordinated debentures	$23,681	$23,594
Subordinated notes	73,377	73,327
Total	$97,058	$96,921

Subordinated debentures

In conjunction with prior acquisitions, the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company. These subordinated debentures have the same terms as the trust preferred securities issued by the special purpose unconsolidated subsidiaries.

FCB Capital Trust II (“CTII”): The trust preferred securities issued by CTII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 2.00%; however on July 12, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 2.00 % on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption.

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

Subordinated debentures as of March 31, 2024, and December 31, 2023, are listed below.

	March 31, 2024	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	7.58%	11.0
CTIII subordinated debentures	5,155	7.48%	13.2
CFSTI subordinated debentures	5,155	8.82%	8.7
ASBSTI subordinated debentures	7,732	7.39%	11.5
Total contractual balance	28,352
Fair market value adjustments	(4,671)
Total subordinated debentures	$23,681

	December 31, 2023	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	7.66%	11.3
CTIII subordinated debentures	5,155	7.54%	13.5
CFSTI subordinated debentures	5,155	8.87%	9.0
ASBSTI subordinated debentures	7,732	7.45%	11.7
Total contractual balance	28,352
Fair market value adjustments	(4,758)
Total subordinated debentures	$23,594

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

Subordinated notes as of March 31, 2024, are listed below.

	March 31, 2024	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	6.3
Total principal outstanding	75,000
Debt issuance cost	(1,623)
Total subordinated notes	$73,377

Subordinated notes as of December 31, 2023, are listed below.

	December 31, 2023	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	6.5
Total principal outstanding	75,000
Debt issuance cost	(1,673)
Total subordinated notes	$73,327

Future principal repayments

Future principal repayments of the March 31, 2024, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	FRB Borrowings	Total
Due in one year or less	$43,811	$219,931	$—	$—	$—	$263,742
Due after one year through two years	—	—	—	—	—	—
Due after two years through three years	—	—	—	—	—	—
Due after three years through four years	—	—	—	—	—	—
Due after four years through five years	—	—	—	—	—	—
Thereafter	—	—	28,352	75,000	—	103,352
Total	$43,811	$219,931	$28,352	$75,000	$—	$367,094

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At March 31, 2024, and December 31, 2023, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at March 31, 2024, and December 31, 2023.

	March 31, 2024	December 31, 2023
Class A common stock – issued	20,569,754	20,460,615
Class A common stock – held in treasury	(5,226,555)	(5,016,964)
Class A common stock – outstanding	15,343,199	15,443,651
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $35 and $39 was recorded for the three months ended March 31, 2024, and 2023. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2021 to February 14, 2022	14,274	$27.37	$69
February 15, 2022 to August 14, 2022	14,555	27.61	71
August 15, 2022 to February 14, 2023	17,508	26.18	81
February 15, 2023 to August 14, 2023	14,548	22.34	57
August 15, 2023 to February 14, 2024	16,884	21.79	65

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

In September of 2022, the Company's Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock, from time to time, beginning October 1, 2022, and concluding on September 30, 2023. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2023, and 2022, the Company repurchased a total of 832,893 shares of the Company’s outstanding common stock at an average price paid of $27.89 per share.

On July 26, 2023, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2023, and concluding on September 30, 2024. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received September 27, 2023. Under this program, during the quarter ended March 31, 2024, the Company repurchased a total of 209,591 shares of the Company’s outstanding common stock at an average price paid of $32.24 per share. At March 31, 2024, there are 790,409 shares remaining available for repurchase under the program.

Accumulated other comprehensive income (loss)

At March 31, 2024, and December 31, 2023, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of March 31, 2024, and December 31, 2023, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
March 31, 2024
Net unrealized or unamortized gains (losses)	$(83,476)	$2,973	$(80,503)
Tax effect	20,443	(728)	19,715
	$(63,033)	$2,245	$(60,788)
December 31, 2023
Net unrealized or unamortized gains (losses)	$(77,548)	$839	$(76,709)
Tax effect	18,995	(206)	18,789
	$(58,553)	$633	$(57,920)

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of March 31, 2024, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2024, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2024, and December 31, 2023, are presented in the table below. The Company was able to take advantage of the accumulated other comprehensive income exception on capital calculations that was made available by regulators in order to maintain strong regulatory ratios. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2024
Total capital to risk weighted assets
Equity Bancshares, Inc.	$589,681	14.71%	$420,797	10.50%	$	N/A	N/A
Equity Bank	572,236	14.30%	420,102	10.50%		400,097	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	470,026	11.73%	340,645	8.50%		N/A	N/A
Equity Bank	525,958	13.15%	340,083	8.50%		320,078	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	446,345	11.14%	280,531	7.00%		N/A	N/A
Equity Bank	525,958	13.15%	280,068	7.00%		260,063	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	470,026	9.10%	206,687	4.00%		N/A	N/A
Equity Bank	525,958	10.20%	206,242	4.00%		257,802	5.00%
December 31, 2023
Total capital to risk weighted assets
Equity Bancshares, Inc.	$589,131	15.48%	$399,729	10.50%	$	N/A	N/A
Equity Bank	571,938	15.05%	399,006	10.50%		380,006	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	470,659	12.36%	323,590	8.50%		N/A	N/A
Equity Bank	526,793	13.86%	323,005	8.50%		304,004	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	447,064	11.74%	266,486	7.00%		N/A	N/A
Equity Bank	526,793	13.86%	266,004	7.00%		247,004	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	470,659	9.46%	199,112	4.00%		N/A	N/A
Equity Bank	526,793	10.60%	198,782	4.00%		248,477	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three months ended March 31, 2024, and 2023.

	Three months ended
	March 31, 2024	March 31, 2023
Basic:
Net income (loss) allocable to common stockholders	$14,068	$12,323
Weighted average common shares outstanding	15,416,060	15,843,147
Weighted average vested restricted stock units	9,649	15,661
Weighted average shares	15,425,709	15,858,808
Basic earnings (loss) per common share	$0.91	$0.78
Diluted:
Net income (loss) allocable to common stockholders	$14,068	$12,323
Weighted average common shares outstanding for:
Basic earnings per common share	15,425,709	15,858,808
Dilutive effects of the assumed exercise of stock options	52,609	54,491
Dilutive effects of the assumed vesting of restricted stock units	89,685	110,526
Dilutive effects of the assumed exercise of ESPP purchases	1,222	4,226
Average shares and dilutive potential common shares	15,569,225	16,028,051
Diluted earnings (loss) per common share	$0.90	$0.77

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of March 31, 2024, and 2023.

	Three months ended
	March 31, 2024	March 31, 2023
Stock options	177,563	255,510
Restricted stock units	5,177	9,980
Total antidilutive shares	182,740	265,490

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

Fair Value of Assets and Liabilities Measured on a Recurring Basis

The fair values of securities available-for-sale and equity securities with readily determinable fair value are carried at fair value on a recurring basis. To the extent possible, observable quoted prices in an active market are used to determine fair value and, as such, these securities are classified as Level 1. For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities, generally determined by matrix pricing, which is a mathematical technique widely used in the industry to value securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). The Company’s available-for-sale securities, including U.S. Government sponsored entity securities, residential mortgage-backed securities (all of which are issued or guaranteed by government sponsored agencies), private-label residential mortgage-backed securities, corporate securities, Small Business Administration securities, and State and Political Subdivision securities are classified as Level 2.

The fair values of derivatives are determined based on a valuation pricing model using readily available observable market parameters such as interest rate yield curves (Level 2 inputs) adjusted for credit risk attributable to the seller of the interest rate derivative. Cash collateral received from or delivered to a derivative counterparty is classified as Level 1.

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of March 31, 2024, and December 31, 2023.

	March 31. 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$75,077	$—
U.S. Treasury securities	120,249	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	624,582	—
Private label residential mortgage-backed securities	—	135,058	—
Corporate	—	50,791	—
Small Business Administration loan pools	—	7,102	—
State and political subdivisions	—	78,858	—
Derivative assets:
Derivative assets (included in other assets)	—	9,272	—
Cash collateral held by counterparty and netting adjustments	(8,513)	—	—
Total derivative assets	(8,513)	9,272	—
Other assets:
Equity securities with readily determinable fair value	675	—	—
Total other assets	675	—	—
Total assets	$112,411	$980,740	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,715	$—
Cash collateral held by counterparty and netting adjustments	195	—	—
Total derivative liabilities	195	3,715	—
Total liabilities	$195	$3,715	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$33,087	$—
U.S. Treasury securities	89,256	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	529,143	—
Private label residential mortgage-backed securities	—	137,841	—
Corporate	—	49,683	—
Small Business Administration loan pools	—	7,727	—
State and political subdivisions	—	72,911	—
Derivative assets:
Derivative assets (included in other assets)	—	7,002	—
Cash collateral held by counterparty and netting adjustments	(6,406)	—	—
Total derivative assets	(6,406)	7,002	—
Other assets:
Equity securities with readily determinable fair value	674	—	—
Total other assets	674	—	—
Total assets	$83,524	$837,394	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,656	$—
Cash collateral held by counterparty and netting adjustments	(454)	—	—
Total derivative liabilities	(454)	3,656	—
Total liabilities	$(454)	$3,656	$—

There were no material transfers between levels during the three months ended March 31, 2024, or the year ended December 31, 2023. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of March 31, 2024, and December 31, 2023.

	March 31. 2024
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$2,067
Commercial and industrial	—	—	3,195
Residential real estate	—	—	2,833
Agricultural real estate	—	—	2,662
Other	—	—	2,796
Other real estate owned:
Commercial real estate	—	—	1,061
Residential real estate	—	—	170

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$1,616
Commercial and industrial	—	—	3,706
Residential real estate	—	—	6,165
Agricultural real estate	—	—	2,606
Other	—	—	2,442
Other real estate owned:
Commercial real estate	—	—	1,061
Residential real estate	—	—	170

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2024, or December 31, 2023.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of March 31, 2024, and December 31, 2023.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
March 31, 2024
Individually evaluated real estate loans	$13,553	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 56% (30%)
Individually evaluated other real estate owned	$1,231	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 23% (14%)
December 31, 2023
Individually evaluated real estate loans	$16,535	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 34% (19%)
Individually evaluated other real estate owned	$1,231	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 28% (18%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for March 31, 2024, and December 31, 2023.

	March 31, 2024
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$235,018	$235,018	$235,018	$—	$—
Available-for-sale securities	1,091,717	1,091,717	120,249	971,468	—
Held-to-maturity securities	2,205	2,210	—	2,210	—
Loans held for sale	1,311	1,311	—	1,311	—
Loans, net of allowance for credit losses	3,437,714	3,375,009	—	—	3,375,009
Federal Reserve Bank and Federal Home Loan Bank stock	27,009	27,009	—	27,009	—
Interest receivable	27,082	27,082	—	27,082	—
Derivative assets	9,272	9,272	—	9,272	—
Cash collateral held by derivative counterparty and netting adjustments	(8,513)	(8,513)	(8,513)	—	—
Total derivative assets	759	759	(8,513)	9,272	—
Equity securities with readily determinable fair value	675	675	675	—	—
Total assets	$4,823,490	$4,760,790	$347,429	$1,038,352	$3,375,009
Financial liabilities:
Deposits	$4,371,026	$4,365,528	$—	$4,365,528	$—
Federal funds purchased and retail repurchase agreements	43,811	43,811	—	43,811	—
Federal Home Loan Bank advances	219,931	219,931	—	219,931	—
Subordinated debentures	23,681	23,681	—	23,681	—
Subordinated notes	73,377	72,064	—	72,064	—
Contractual obligations	18,493	18,493	—	18,493	—
Interest payable	6,525	6,525	—	6,525	—
Derivative liabilities	3,715	3,715	—	3,715	—
Cash collateral held by derivative counterparty and netting adjustments	195	195	195	—	—
Total derivative liabilities	3,910	3,910	195	3,715	—
Total liabilities	$4,760,754	$4,753,943	$195	$4,753,748	$—

	December 31, 2023
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$379,099	$379,099	$379,099	$—	$—
Available-for-sale securities	919,648	919,648	89,256	830,392	—
Held-to-maturity securities	2,209	2,250	—	2,250	—
Loans held for sale	476	476	—	476	—
Loans, net of allowance for credit losses	3,289,381	3,227,789	—	—	3,227,789
Federal Reserve Bank and Federal Home Loan Bank stock	20,608	20,608	—	20,608	—
Interest receivable	25,497	25,497	—	25,497	—
Derivative assets	7,002	7,002	—	7,002	—
Cash collateral held by derivative counterparty and netting adjustments	(6,406)	(6,406)	(6,406)	—	—
Total derivative assets	596	596	(6,406)	7,002	—
Equity securities with readily determinable fair value	674	674	674	—	—
Total assets	$4,638,188	$4,576,637	$462,623	$886,225	$3,227,789
Financial liabilities:
Deposits	$4,145,455	$4,140,501	$—	$4,140,501	$—
Federal funds purchased and retail repurchase agreements	43,582	43,582	—	43,582	—
Federal Home Loan Bank advances	100,000	100,000	—	100,000	—
Federal Reserve Bank Borrowings	140,000	140,000	—	140,000	—
Subordinated debentures	23,594	23,594	—	23,594	—
Subordinated notes	73,327	71,827	—	71,827	—
Contractual obligations	19,315	19,315	—	19,315	—
Interest payable	9,180	9,180	—	9,180	—
Derivative liabilities	3,656	3,656	—	3,656	—
Cash collateral held by derivative counterparty and netting adjustments	(454)	(454)	(454)	—	—
Total derivative liabilities	3,202	3,202	(454)	3,656	—
Total liabilities	$4,557,655	$4,551,201	$(454)	$4,551,655	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2024, and December 31, 2023, were as follows.

	March 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$50,859	$364,978	$47,465	$343,715
Mortgage loans in the process of origination	3,223	1,079	4,574	357
Unused lines of credit	154,247	372,769	124,893	355,270

At March 31, 2024, the fixed rate loan commitments have interest rates ranging from 3.95% to 18.00% and maturities ranging from 1 month to 129 months.

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

The contractual amounts of standby letters of credit as of March 31, 2024, and December 31, 2023, were as follows.

	March 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$16,905	$29,196	$18,145	$30,680

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2024, and 2023.

	Three Months Ended March 31,
	2024	2023
Non-interest income
Service charges and fees	$2,569	$2,545
Debit card income	2,447	2,554
Mortgage banking(a)	188	88
Increase in bank-owned life insurance(a)	828	1,583
Net gain (loss) on acquisitions(a)	1,239	—
Net gain (loss) from securities transactions(a)	43	32
Other
Investment referral income	138	89
Trust income	319	240
Insurance sales commissions	36	113
Recovery on zero-basis purchased loans(a)	3,345	6
Income (loss) from equity method investments(a)	(56)	(55)
Other non-interest income related to loans and deposits	—	1,362
Other non-interest income not related to loans and deposits(a)	635	532
Total other non-interest income	4,417	2,287
Total	$11,731	$9,089
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS AND BRANCH SALES

At close of business on February 9, 2024, the Company acquired 100% of the outstanding common shares of Rockhold BanCorp ("Rockhold"), the holding company of the Bank of Kirksville (“BOK”), based in Kirksville, Missouri. Results of operations of BOK were included in the Company’s results of operations beginning February 10, 2024. Acquisition-related costs associated with this acquisition were $1,556 ($1,233 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year quarter March 31, 2024.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is currently still on-going. The acquisition was an expansion to the Company’s current footprint in Missouri with the addition of eight branch locations in the Kirksville area.

The following table summarizes the amounts of assets acquired and liabilities assumed recognized at the acquisition date.

Fair value of consideration:
Cash	$44,304
$44,304

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$105,218
Available-for-sale securities	164,629
Loans	118,131
Premises and equipment	3,473
Core deposit intangible	11,530
Other assets	3,194
Total assets acquired	406,175
Deposits	349,777
Federal funds purchased and retail repurchase agreements	8,818
Interest payable and other liabilities	2,037
Total liabilities assumed	360,632
Total identifiable net assets	45,543
Bargain purchase gain	(1,239)
$44,304

The following tables reconcile the par value of BOK loan portfolio as of the purchase date to the fair value indicated in the table above. For non-purchase credit deteriorated assets, the entire fair value adjustment including both interest and credit related components is recorded as an adjustment to par (“Fair Value Marks”) and reflected as an adjustment to the carrying value of that asset within the Consolidated Balance Sheet. Following purchase, an ACL is also established for these non-purchase credit deteriorated assets which is not reflected in this table as it is accounted for outside of the business combination. For purchase-credit deteriorated assets, as required by CECL, the difference between par value and purchase price is divided between a (discount)/premium related to all other factors except ACL referred to as ("Discounts from Other Factors Excluding ACL") and an ACL at the acquisition date referred to as (“Credit Marks in ACL”). The addition to ACL is based on the application of management’s CECL methodology to the individual loans.

Non-Purchase Credit Deteriorated Loans	Loan Par Value	Fair Value Marks	Purchase Price
Commercial real estate	$1,959	$(85)	$1,874
Commercial and industrial	32,300	(578)	31,722
Residential real estate	42,318	(1,182)	41,136
Agricultural	37,641	(949)	36,692
Consumer	1,373	(36)	1,337
Total non-PCD loans	$115,591	$(2,830)	$112,761

Purchase Credit Deteriorated Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial and industrial	$1,366	$(178)	$(119)	$1,069
Residential real estate	2,044	(210)	(183)	1,651
Agricultural	3,316	(472)	(284)	2,560
Consumer	115	(15)	(10)	90
Total PCD loans	$6,841	$(875)	$(596)	$5,370

Total Purchased Loans	Purchase Price
Non-Purchase Credit Deteriorated Loans	$112,761
Purchase Credit Deteriorated Loans	5,370
Total loans	$118,131

Assuming the Rockhold acquisition would have taken place on January 1, 2023, total combined revenue would have been $86,834 for the quarter ended March 31, 2024, and $244,365 for the year ended December 31, 2023. Net income would have been

$18,230 at March 31, 2024, and $20,850 at December 31, 2023. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former Rockhold locations are not available subsequent to the acquisition.

NOTE 15 – SEGMENT REPORTING

Equity Bancshares, Inc. is a financial holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, including Equity Bank (“Equity Bank”). As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s only operating segment for financial reporting purposes.

The Company’s chief operating decision maker is comprised of the executive leadership team. For Equity Bancshares Inc., the executive leadership team uses gross profit and profit or loss from operations before interest and income taxes to allocate resources for in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment. For Equity Bank, the executive leadership team uses net-interest income and non-interest income to allocate resources (including employees, financial, or capital resources) to that segment in the annual budget and forecasting process and uses that measure as a basis for evaluating lending terms for customer loans.

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets for the three months ended March 31, 2024, and March 31, 2023. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
March 31, 2024
Interest and dividend income	$71,590	$177	$—		$71,767
Interest expense	25,662	1,923	—		27,585
Net interest income	45,928	(1,746)	—		44,182
Provision (reversal) for credit losses	1,000	—	—		1,000
Net interest income after provision (reversal) for credit losses	44,928	(1,746)	—		43,182
Non-interest income
Service charges and fees	2,569	—	—		2,569
Debit card income	2,447	—	—		2,447
Mortgage banking	188	—	—		188
Increase in value of bank-owned life insurance	828	—	—		828
Net gain on acquisition and branch sales	1,239	—	—		1,239
Net gain (loss) from securities transactions	(251)	294	—		43
Other	4,417	16,303	(16,303)	(a)	4,417
Total non-interest income	11,437	16,597	(16,303)		11,731
Non-interest expense
Salaries and employee benefits	18,049	48	—		18,097
Net occupancy and equipment	3,535	—	—		3,535
Data processing	4,828	—	—		4,828
Professional fees	1,230	162	—		1,392
Advertising and business development	1,237	1	—		1,238
Telecommunications	655	—	—		655
FDIC insurance	571	—	—		571
Courier and postage	606	—	—		606
Free nationwide ATM cost	494	—	—		494
Amortization of core deposit intangibles	899	—	—		899
Loan expense	109	—	—		109
Other real estate owned	(84)	—	—		(84)
Merger expenses	996	560	—		1,556
Other	2,555	701	—		3,256
Intersegment service charges	345	(345)	—		—
Total non-interest expense	36,025	1,127	—		37,152
Income (loss) before income tax	20,340	13,724	(16,303)		17,761
Provision (benefit) for income taxes	4,171	(478)	—		3,693
Total segment profit/(loss)	$16,169	$14,202	$(16,303)		$14,068

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
March 31, 2023
Interest and dividend income	$56,105	$18	$—		$56,123
Interest expense	15,133	1,880	—		17,013
Net interest income	40,972	(1,862)	—		39,110
Provision (reversal) for credit losses	(366)	—	—		(366)
Net interest income after provision (reversal) for credit losses	41,338	(1,862)	—		39,476
Non-interest income
Service charges and fees	2,545	—	—		2,545
Debit card income	2,554	—	—		2,554
Mortgage banking	88	—	—		88
Increase in value of bank-owned life insurance	1,583	—	—		1,583
Net gain (loss) from securities transactions	32	—	—		32
Other	1,310	14,785	(14,297)	(a)	1,798
Total non-interest income	8,112	14,785	(14,297)		8,600
Non-interest expense
Salaries and employee benefits	16,649	43	—		16,692
Net occupancy and equipment	2,879	—	—		2,879
Data processing	3,916	—	—		3,916
Professional fees	1,279	105	—		1,384
Advertising and business development	1,159	—	—		1,159
Telecommunications	485	—	—		485
FDIC insurance	360	—	—		360
Courier and postage	458	—	—		458
Free nationwide ATM cost	525	—	—		525
Amortization of core deposit intangibles	918	—	—		918
Loan expense	117	—	—		117
Other real estate owned	119	—	—		119
Other	3,955	262	—		4,217
Intersegment service charges	324	(324)	—		—
Total non-interest expense	33,143	86	—		33,229
Income (loss) before income tax	16,307	12,837	(14,297)		14,847
Provision (benefit) for income taxes	2,804	(280)	—		2,524
Total segment profit/(loss)	$13,503	$13,117	$(14,297)		$12,323

(a) Elimination of equity in earnings of subsidiary

		Administrative
	Equity Bank	Adjustments	Total
March 31, 2024
Depreciation	$1,329	$45	$1,374
Amortization of operating lease right-of-use-asset	92	—	92
Amortization of cloud computing implementation costs	35	—	35
Amortization of intangible assets	935	—	935
Purchase of long lived assets	5,464	—	5,464
Provision (benefit) for income taxes	4,171	(478)	3,693

		Administrative
	Equity Bank	Adjustments	Total
March 31, 2023
Depreciation	$1,094	$38	$1,132
Amortization of operating lease right-of-use-asset	166	—	166
Amortization of cloud computing implementation costs	47	—	47
Amortization of intangible assets	954	—	954
Purchase of long lived assets	4,414	—	4,414
Provision (benefit) for income taxes	2,804	(280)	2,524

	March 31,	March 31,
	2024	2023
Assets
Total assets for reportable segments	$5,228,133	$5,148,761
Holding company administrative adjustments	565,381	531,376
Elimination of bank cash and equity in earnings of subsidiaries	(13,813)	(10,970)
Elimination of investment in subsidiaries	(540,665)	(512,451)
Consolidated total	$5,239,036	$5,156,716

NOTE 16 – SUBSEQUENT EVENTS

On April 18, 2024, the Company entered into an agreement and plan of reorganization with KansasLand Bancshares, Inc. ("KansasLand"). KansasLand is the holding company of KansasLand Bank, which has two branch locations in Quinter and Americus, Kansas. This transaction is subject to approval by regulators. Assuming approval it is expected to close in the second quarter of 2024. In their December 31, 2023, unaudited Consolidated Report of Condition, KansasLand reported total assets of $54,457, which included total loans of $28,803. At December 31, 2023, total liabilities of $51,499 were reported by KansasLand, which included deposits of $43,376. KansasLand reported $611 in net loss before income taxes for the year ended December 31, 2023. The Company anticipates there will be core deposit intangible recorded with this acquisition.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2024, and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$71,767	$64,294	$65,039	$61,256	$56,123
Interest expense	27,585	24,827	24,027	21,827	17,013
Net interest income	44,182	39,467	41,012	39,429	39,110
Provision (reversal) for credit losses	1,000	711	1,230	298	(366)
Net gain on acquisition and branch sales	1,240	—	—	—	—
Net gain (loss) from securities transactions	43	(50,618)	(1)	(1,322)	32
Other non-interest income	10,448	7,204	8,736	8,272	8,568
Merger expenses	1,556	—	—	—	—
Other non-interest expense	35,596	34,998	34,244	33,130	33,229
Income (loss) before income taxes	17,761	(39,656)	14,273	12,951	14,847
Provision for income taxes	3,693	(11,357)	1,932	1,495	2,524
Net income (loss)	14,068	(28,299)	12,341	11,456	12,323
Net income (loss) allocable to common stockholders	14,068	(28,299)	12,341	11,456	12,323
Basic earnings (loss) per share	$0.91	$(1.84)	$0.80	$0.74	$0.78
Diluted earnings (loss) per share	$0.90	$(1.84)	$0.80	$0.74	$0.77
Balance Sheet Data (at period end)
Cash and cash equivalents	$235,018	$379,099	$199,017	$278,099	$250,366
Securities available-for-sale	1,091,717	919,648	1,057,009	1,094,748	1,183,247
Securities held-to-maturity	2,205	2,209	2,212	2,216	1,944
Loans held for sale	1,311	476	627	2,456	648
Gross loans held for investment	3,482,163	3,332,901	3,282,118	3,322,670	3,330,618
Allowance for credit losses	44,449	43,520	44,186	44,544	45,103
Loans held for investment, net of allowance for credit losses	3,437,714	3,289,381	3,237,932	3,278,126	3,285,515
Goodwill and core deposit intangibles, net	70,955	60,323	61,062	61,861	62,779
Mortgage servicing asset, net	50	75	100	126	151
Naming rights, net	989	1,000	1,011	1,022	1,033
Total assets	5,239,036	5,034,592	4,945,267	5,094,883	5,156,716
Total deposits	4,371,026	4,145,455	4,082,170	4,230,950	4,286,933
Borrowings	360,800	380,503	376,488	381,423	392,842
Total liabilities	4,782,260	4,581,732	4,527,137	4,676,448	4,731,593
Total stockholders’ equity	456,776	452,860	418,130	418,435	425,123
Tangible common equity*	384,782	391,462	355,957	355,426	361,160
Performance ratios
Return on average assets (ROAA) annualized	1.10%	(2.29)%	0.97%	0.91%	1.00%
Return on average equity (ROAE) annualized	12.29%	(26.53)%	11.49%	10.82%	11.89%
Return on average tangible common equity (ROATCE) annualized	14.96%	(30.39)%	14.18%	13.55%	14.89%
Yield on loans annualized	6.85%	6.62%	6.67%	6.34%	5.94%
Cost of interest-bearing deposits annualized	2.77%	2.58%	2.40%	2.14%	1.73%
Net interest margin annualized	3.75%	3.49%	3.51%	3.38%	3.44%
Efficiency ratio*	65.16%	74.35%	68.83%	69.45%	69.69%
Non-interest income / average assets annualized	0.92%	(3.52)%	0.69%	0.55%	0.70%
Non-interest expense / average assets annualized	2.90%	2.84%	2.69%	2.62%	2.70%
Capital Ratios
Tier 1 Leverage Ratio	9.10%	9.46%	9.77%	9.54%	9.60%
Common Equity Tier 1 Capital Ratio	11.14%	11.74%	12.65%	12.23%	12.21%
Tier 1 Risk Based Capital Ratio	11.73%	12.36%	13.27%	12.84%	12.83%
Total Risk Based Capital Ratio	14.71%	15.48%	16.42%	15.96%	15.98%
Equity / Assets	8.72%	8.99%	8.46%	8.21%	8.24%
Tangible common equity to tangible assets*	7.45%	7.87%	7.29%	7.06%	7.09%
Dividend payout ratio	13.31%	(6.65)%	15.13%	13.53%	13.07%
Book value per share	$29.80	$29.35	$27.13	$27.18	$27.03
Tangible common book value per share*	$25.10	$25.37	$23.09	$23.08	$22.96
Tangible common book value per diluted share*	$24.87	$25.05	$22.96	$22.98	$22.83

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 72 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of March 31, 2024, we had consolidated total assets of $5.24 billion, total loans held for investment, net of allowance, of $3.44 billion, total deposits of $4.37 billion, and total stockholders’ equity of $456.8 million. During the three months ended March 31, 2024, the Company had net income of $14.1 million. The Company had net income of $12.3 million for the three month period ended March 31, 2023.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the December 31, 2023, audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 7, 2024. The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements. Our accounting policies are described in “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Interim Consolidated Financial Statements.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of March 31, 2024. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration, modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended March 31, 2024, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended March 31, 2024, compared with three months ended March 31, 2023: Net income allocable to common stockholders for the three months ended March 31, 2024, was $14.1 million, or $0.90 diluted earnings per share as compared to $12.3 million, or $0.77 diluted earnings per share for the three months ended March 31, 2023, an increase of $1.7 million. The increase was largely due to an increase in net interest income of $5.1 million, an increase in non-interest income of $3.1 million, offset by an increase in the provision for loan losses of $1.4 million, an increase in non-interest expense of $3.9 million and an increase in the provision for Income taxes of $1.2 million.

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

Three months ended March 31, 2024, compared with three months ended March 31, 2023: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2024, and 2023. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended March 31,
	2023			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$634,638	$12,412	7.87%	$577,452	$9,634	6.77%
Commercial real estate	1,449,177	24,601	6.83%	1,344,727	20,112	6.07%
Real estate construction	354,801	7,775	8.81%	404,016	6,695	6.72%
Residential real estate	580,426	6,461	4.48%	570,141	5,802	4.13%
Agricultural real estate	197,023	3,468	7.08%	202,901	3,114	6.22%
Agricultural	131,035	2,391	7.34%	100,251	1,478	5.98%
Consumer	105,453	1,721	6.56%	106,193	1,546	5.91%
Total loans	3,452,553	58,829	6.85%	3,305,681	48,381	5.94%
Taxable securities	1,011,466	9,877	3.93%	1,083,645	5,947	2.23%
Nontaxable securities	62,635	391	2.51%	101,837	669	2.67%
Total Securities	1,074,101	10,268	3.84%	1,185,482	6,616	2.26%
Federal funds sold and other	215,546	2,670	4.98%	119,856	1,126	3.81%
Total interest-earning assets	4,742,200	71,767	6.09%	4,611,019	56,123	4.94%
Non-interest-earning assets:
Other real estate owned, net	1,768			4,283
Premises and equipment, net	115,758			103,394
Bank-owned life insurance	125,181			123,430
Goodwill, core deposit and other intangibles, net	62,203			64,447
Other non-interest-earning assets	105,804			87,845
Total assets	$5,152,914			$4,994,418
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,082,620	7,447	2.77%	$1,035,053	4,829	1.89%
Savings and money market	1,437,901	8,213	2.30%	1,314,989	3,624	1.12%
Demand, savings and money market	2,520,521	15,660	2.50%	2,350,042	8,453	1.46%
Certificates of deposit	799,386	7,195	3.62%	885,515	5,368	2.46%
Total interest-bearing deposits	3,319,907	22,855	2.77%	3,235,557	13,821	1.73%
FHLB term and line of credit advances	113,348	1,144	4.06%	89,078	1,018	4.64%
Subordinated debt	96,991	1,899	7.88%	96,457	1,844	7.75%
Federal Reserve Bank borrowings	124,615	1,361	4.39%	12,456	135	4.38%
Other borrowings	55,212	326	2.37%	49,941	195	1.58%
Total interest-bearing liabilities	3,710,073	27,585	2.99%	3,483,489	17,013	1.98%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	934,976			1,043,894
Non-interest-bearing liabilities	47,621			46,535
Stockholders’ equity	460,244			420,500
Total liabilities and stockholders’ equity	$5,152,914			$4,994,418
Net interest income		$44,182			$39,110
Interest rate spread			3.10%			2.96%
Net interest margin(2)			3.75%			3.44%
Total cost of deposits, including non-interest bearing deposits	$4,254,883	$22,855	2.16%	$4,279,451	$13,821	1.31%
Average interest-earning assets to interest-bearing liabilities			127.82%			132.37%

(1)
Average loan balances include nonaccrual loans.
(2)
Net interest margin is calculated by dividing annualized net interest income by average interest-earnings assets for the period.
(3)
Tax exempt income is not included in the above table on a tax equivalent basis.
(4)
Actual un-rounded values are used to calculate the reported yield or rate disclosed. Accordingly, recalculations using the amounts in thousands as disclosed in this report may not produce the same amounts.

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended March 31, 2024, and 2023.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2024, and 2023

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$1,014	$1,764	$2,778
Commercial real estate	1,639	2,850	4,489
Real estate construction	(888)	1,968	1,080
Residential real estate	106	553	659
Agricultural real estate	(92)	446	354
Agricultural	515	398	913
Consumer	(10)	185	175
Total loans	2,284	8,164	10,448
Taxable securities	(421)	4,351	3,930
Nontaxable securities	(245)	(33)	(278)
Total securities	(666)	4,318	3,652
Federal funds sold and other	1,103	441	1,544
Total interest-earning assets	2,721	12,923	15,644
Interest-bearing liabilities:
Interest-bearing demand deposits	231	2,387	2,618
Savings and money market	368	4,221	4,589
Demand, savings and money market	599	6,608	7,207
Certificates of deposit	(565)	2,392	1,827
Total interest-bearing deposits	34	9,000	9,034
FHLB term and line of credit advances	255	(129)	126
Subordinated debt	10	45	55
Federal Reserve Bank borrowings	1,224	2	1,226
Other borrowings	23	108	131
Total interest-bearing liabilities	1,546	9,026	10,572
Net Interest Income	$1,175	$3,897	$5,072

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

Interest income increased $15.6 million for the quarter ended March 31, 2024, as compared to the quarter ended March 31, 2023. Of this increase, $8.2 million is attributable to increases in loan rate/yield. Yield on loans increased by 91 basis points for the quarter ended March 31, 2024, as compared quarter ended to March 31, 2023. The increase in interest income on loans is primarily due to increases in loan coupon and the addition of $118.1 million in balances from the merger of Rockhold, offset by decrease due to volume on real estate construction, agricultural and consumer loans. Also during the first quarter, the Company realized expanded earnings on securities following our portfolio re-positioning in late 2023. As compared to the quarter ended March 31, 2023, improved yield on the securities portfolio contributed $4.3 million to the current quarter.

The increase in interest expense of $10.6 million was due to a general increase in market interest rates on the deposit portfolio and to a lesser extent the increase in volume on borrowing, primarily from the Federal Reserve Bank. The cost of interest-bearing deposits increased from 1.73% for the quarter ended March 31, 2023 to 2.77% for the quarter ended March 31, 2024.

During the quarter ended March 31, 2024, when compared to the quarter ended March 31, 2023, net interest margin increased 31 basis points and net interest spread increased by 14 basis points to 3.10% from 2.96%. The increase in net interest margin is primarily due to the increase in yield earned on interest-earning assets, which outpaced the increases in the cost of interest-bearing liabilities. The increase in interest spread is primarily due to the increase in the yield on interest-earning assets to current market rates.

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

Three months ended March 31, 2024, compared with three months ended March 31, 2023: During the three months ended March 31, 2024, there was a provision for credit losses of $1.0 million compared to a reversal of provision for credit losses of $366 thousand during the three months ended March 31, 2023. The provision for the quarter is attributable to the establishment of reserves on non-PCD loans acquired in the Rockhold acquisition. The Company continues to estimate the allowance for credit losses with assumptions that anticipate low prepayment rates and continued market disruption caused by elevated inflation, supply chain issues and the impact of monetary policy on consumers and businesses. Net charge-offs for the three months ended March 31, 2024 were $668 thousand compared to net charge-offs of $378 thousand for the three months ended March 31, 2023. For the three months ended March 31, 2024, gross charge-offs were $882 thousand, offset by gross recoveries of $215 thousand. In comparison, gross charge-offs were $638 thousand for the three months ended March 31, 2023, offset by gross recoveries of $260 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended March 31, 2024, compared with three months ended March 31, 2023: The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2024, and 2023.

Non-Interest Income

For the Three Months Ended March 31,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Service charges and fees	$2,569	$2,545	$24	0.9%
Debit card income	2,447	2,554	(107)	(4.2)%
Mortgage banking	188	88	100	113.6%
Increase in value of bank-owned life insurance	828	1,583	(755)	(47.7)%
Other
Investment referral income	138	89	49	55.1%
Trust income	319	240	79	32.9%
Insurance sales commissions	36	113	(77)	(68.1)%
Recovery on zero-basis purchased loans	3,345	6	3,339	NM
Income (loss) from equity method investments	(56)	(55)	(1)	1.8%
Other non-interest income	635	1,405	(770)	(54.8)%
Total other	4,417	1,798	2,619	145.7%
Subtotal	10,449	8,568	1,881	22.0%
Net gain (loss) on acquisition and branch sales	1,239	—	1,239	100.0%
Net gain (loss) from securities transactions	43	32	11	34.4%
Total non-interest income	$11,731	$8,600	$3,131	36.4%

Total non-interest income increased $3.1 million during the three months ended March 31, 2024, as compared to the same period in 2023. The increase is largely attributable to increases in recovery on zero-basis purchased loans of $3.3 million, mortgage banking income of $100 thousand and trust income of $79 thousand, offset by decreases in bank owned life insurance of $755 thousand, other income of $771 thousand and debit card income of $107 thousand. The decrease in other non-interest income was primarily due to decreases in loan repurchase obligation reversal. Additionally, we recorded a gain on acquisition of $1.2 million on the Rockhold merger.

Non-Interest Expense

Three months ended March 31, 2024, compared with three months ended March 31, 2023: For the three months ended March 31, 2024, non-interest expense totaled $37.2 million, an increase of $3.9 million, when compared to the three months ended March 31, 2023. Changes in the various components of non-interest expense for the three months ended March 31, 2024, and 2023, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended March 31,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Salaries and employee benefits	$18,097	$16,692	$1,405	8.4%
Net occupancy and equipment	3,535	2,879	656	22.8%
Data processing	4,828	3,916	912	23.3%
Professional fees	1,392	1,384	8	0.6%
Advertising and business development	1,238	1,159	79	6.8%
Telecommunications	655	485	170	35.1%
FDIC insurance	571	360	211	58.6%
Courier and postage	606	458	148	32.3%
Free nationwide ATM cost	494	525	(31)	(5.9)%
Amortization of core deposit intangible	899	918	(19)	(2.1)%
Loan expense	109	117	(8)	(6.8)%
Other real estate owned	(84)	119	(203)	(170.6)%
Other	3,256	4,217	(961)	(22.8)%
Subtotal	35,596	33,229	2,367	7.1%
Merger expenses	1,556	—	1,556	(100.0)%
Total non-interest expense	$37,152	$33,229	$3,923	11.8%
Salaries and employee benefits: There was an increase in salaries and employee benefits of $1.4 million for the period ended March 31, 2024, as compared to the same period in 2023. The increase is primarily due to increases in employee salaries and incentive compensation, additional payroll cost from the Rockhold merger, off-set by decreases in share-based compensation expense. The decrease in share-based compensation is due to the reversal of share-based compensation expense associated with the departure of senior management team members.

Data processing: There was an increase in data processing costs of $912 thousand for the period ended March 31, 2024, as compared to the same period in 2023. The increase is primarily due to the renewal of software licenses.

Net occupancy and equipment: There was an increase in net occupancy and equipment costs of $656 thousand for the period ended March 31, 2024, as compared to the same period in 2023. The increase is primarily due to increases in repairs and maintenance expense and utilities expense.

FDIC insurance: FDIC insurance costs increased $211 thousand for the period ended March 31, 2024, as compared to the same period in 2023. The increase was primarily due to an increase in FDIC assessment rates.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The primary driver of the decline from the comparative period is a reduction in amortization of investments in tax credit partnerships.

Merger expenses: To facilitate the Rockhold merger the Company realized expense of $1.6 million for the period ended March 31, 2024, as compared to the same period in 2023.

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

The efficiency ratio was 65.2% for the three months ended March 31, 2024, compared with 70.0% for the three months ended March 31, 2023. The improvement was primarily due to an increase in net interest income offset slightly by an increase in non-interest expense net of merger related expenses.

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

Three months ended March 31, 2024, compared with three months ended March 31, 2023: The effective income tax rate for the three month period ended March 31, 2024, was 20.8% as compared to 17.0% for the three month period ended March 31, 2023. The increase in rate at quarter ended March 31, 2024 as compared to the quarter ended March 31, 2023, was the result of a reduction in the tax benefit related to investments in tax credit structures offset by the tax benefit recognize in the current quarter related to the bargain purchase gain recorded on the acquisition completed during the quarter.

Financial Condition

Total assets increased $204.4 million from December 31, 2023, to $5.24 billion at March 31, 2024. This variance was primarily due to a increase of available-for-sale securities of $172.1 and loans held for investment of $148.3 million, including $118.1 million from the Rockhold merger at March 31, 2024, partially offset by a decrease in cash and cash equivalents of $144.1 million. Total liabilities increased $200.5 million to $4.78 billion at March 31, 2024. The change in total liabilities is mostly due to increases in total deposits of $225.6 million and Federal Home Loan bank advances of $119.9 million, partially offset by a decrease in Federal Reserve Bank borrowings of $140.0 million. Total stockholders’ equity increased $3.9 million from $452.9 million at December 31, 2024, to $456.8 million at March 31, 2024, principally due to net income for the three months ended March 31, 2024, offset by the increase in treasury stock and unrealized losses on available for sale securities, net of tax.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	March 31, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$649,035	18.6%	$598,327	17.9%	$50,708	8.5%
Real estate loans:
Commercial real estate	1,797,192	51.6%	1,759,855	52.8%	37,337	2.1%
Residential real estate	581,988	16.7%	556,328	16.7%	25,660	4.6%
Agricultural real estate	198,291	5.7%	196,114	5.9%	2,177	1.1%
Total real estate loans	2,577,471	74.0%	2,512,297	75.4%	65,174	2.6%
Agricultural	149,312	4.3%	118,587	3.6%	30,725	25.9%
Consumer	106,345	3.1%	103,690	3.1%	2,655	2.6%
Total loans held for investment	$3,482,163	100.0%	$3,332,901	100.0%	$149,262	4.5%
Total loans held for sale	$1,311	100.0%	$476	100.0%	$835	175.4%
Total loans held for investment (net of allowances)	$3,437,714	100.0%	$3,289,381	100.0%	$148,333	4.5%

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

At March 31, 2024, gross total loans, including loans held for sale, were 79.7% of deposits and 66.5% of total assets. At December 31, 2023, gross total loans, including loans held for sale, were 80.4% of deposits and 66.2% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2024, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2024
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$223,514	$332,920	$76,881	$15,720	$649,035
Real Estate:
Commercial real estate	497,106	973,385	244,109	82,592	1,797,192
Residential real estate	1,855	10,961	133,250	435,922	581,988
Agricultural real estate	100,897	61,061	25,161	11,172	198,291
Total real estate	599,858	1,045,407	402,520	529,686	2,577,471
Agricultural	91,582	23,763	8,942	25,025	149,312
Consumer	37,573	50,119	16,640	2,013	106,345
Total	$952,527	$1,452,209	$504,983	$572,444	$3,482,163
Loans with a predetermined fixed interest rate	$358,849	$619,318	$128,003	$267,600	$1,373,770
Loans with an adjustable/floating interest rate	593,678	832,891	376,980	304,844	2,108,393
Total	$952,527	$1,452,209	$504,983	$572,444	$3,482,163

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2023, are summarized in the following table.

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$24,226	$25,026
Accruing loans 90 or more days past due	413	279
OREO acquired through foreclosure, net	404	772
Other repossessed assets	393	380
Total nonperforming assets	$25,436	$26,457
Ratios:
Nonperforming assets to total assets	0.49%	0.53%
Nonperforming assets to total loans plus OREO and repossessed assets	0.73%	0.79%

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

The nonperforming loans at March 31, 2024, consisted of 249 separate credits and 218 separate borrowers. We had 5 non-performing loan relationships, totaling $9.5 million, with an outstanding balance in excess of $1.0 million as of March 31, 2024.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At March 31, 2024, the Company had $4.4 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $11.1 million at December 31, 2023.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
March 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$13,582	$17,651	$8,318	$1,688	$1,612	$1,598	$44,449
Total loans outstanding (1)	1,797,192	649,035	581,988	198,291	149,312	106,345	3,482,163
Net (charge-offs) recoveries QTD	(10)	(489)	(16)	1	(26)	(127)	(667)
Average loan balance QTD (1)	1,803,978	634,637	579,434	197,023	131,035	105,453	3,451,560
Non-accrual loan balance	6,034	6,745	3,769	4,227	2,679	772	24,226
Loans to total loans outstanding	51.6%	18.6%	16.7%	5.7%	4.3%	3.1%	100.0%
ACL to total loans	0.8%	2.7%	1.4%	0.9%	1.1%	1.5%	1.3%
Net charge-offs to average loans QTD	—%	(0.1)%	—%	—%	—%	(0.1)%	—%
Non-accrual loans to total loans	0.3%	1.0%	0.6%	2.1%	1.8%	0.7%	0.7%
ACL to non-accrual loans	225.1%	261.7%	220.7%	39.9%	60.2%	207.0%	183.5%

March 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$16,611	$15,620	$8,751	$586	$1,547	$1,988	$45,103
Total loans outstanding (1)	1,746,834	605,576	563,791	202,274	106,169	105,974	3,330,618
Net (charge-offs) recoveries QTD	6	(431)	11	—	155	(119)	(378)
Average loan balance QTD (1)	1,748,743	577,452	569,732	202,901	100,251	106,193	3,305,272
Non-accrual loan balance	2,703	5,482	3,088	1,937	2,923	417	16,550
Loans to total loans outstanding	52.4%	18.2%	16.9%	6.1%	3.2%	3.2%	100.0%
ACL to total loans	1.0%	2.6%	1.6%	0.3%	1.5%	1.9%	1.4%
Net charge-offs to average loans QTD	—%	(0.1)%	—%	—%	0.2%	(0.1)%	—%
Non-accrual loans to total loans	0.2%	0.9%	0.5%	1.0%	2.8%	0.4%	0.5%
ACL to non-accrual loans	614.5%	284.9%	283.4%	30.3%	52.9%	476.7%	272.5%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at March 31, 2024, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2024.

The allowance for credit losses on loans measured on a collective basis totaled $38.6 million, or 1.2% of the $3.45 billion in loans measured on a collective basis at March 31, 2024, compared to an allowance for credit losses of $38.8 million, or 1.2%, of the $3.33 billion in loans measured on a collective basis at December 31, 2023. The total reserve percentage to total loans was 1.3% at March 31, 2024, and 1.3% at December 31, 2023.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At March 31, 2024, securities represented 20.9% of total assets, slightly increasing from 18.3% at December 31, 2023.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$81,606	$75,077	$39,103	$33,087
U.S. Treasury securities	121,106	120,249	89,999	89,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	661,713	624,582	560,674	529,143
Private label residential mortgage-backed securities	158,225	135,058	161,174	137,841
Corporate	56,742	50,791	56,722	49,683
Small Business Administration loan pools	7,457	7,102	8,066	7,727
State and political subdivisions	88,344	78,858	81,458	72,911
Total available-for-sale securities	$1,175,193	$1,091,717	$997,196	$919,648

Held-To-Maturity Securities

	March 31, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,090	$1,076	$1,094	$1,097
State and political subdivisions	1,115	1,134	1,115	1,153
Total held-to-maturity securities	$2,205	$2,210	$2,209	$2,250

At March 31, 2024, and December 31, 2023, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2024, and December 31, 2023. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	March 31, 2024
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$11,669	5.20%	$28,685	4.43%	$32,996	1.84%	$1,727	2.02%	$75,077	3.35%
U.S. Treasury securities	96,877	4.44%	23,372	4.46%	—	—%	—	—%	120,249	4.44%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	49,376	4.03%	158,781	3.03%	416,425	4.46%	624,582	4.06%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	135,058	2.37%	135,058	2.37%
Corporate	—	—%	8,157	7.43%	42,634	4.62%	—	—%	50,791	5.07%
Small Business Administration loan pools	—	—%	—	—%	5,064	5.53%	2,038	2.11%	7,102	4.55%
State and political subdivisions(1)	4,195	2.88%	9,916	2.62%	33,104	2.04%	31,643	2.45%	78,858	2.32%
Total available-for-sale securities	112,741	4.46%	119,506	4.32%	272,579	3.06%	586,891	3.86%	1,091,717	3.77%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,090	4.92%	1,090	4.92%
State and political subdivisions(1)	—	—%	—	—%	—	—%	1,115	4.62%	1,115	4.62%
Total held-to-maturity securities	—	—%	—	—%	—	—%	2,205	4.77%	2,205	4.77%
Total debt securities	$112,741	4.46%	$119,506	4.32%	$272,579	3.06%	$589,096	3.86%	$1,093,922	3.77%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2023
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$—	—%	$31,337	1.65%	$1,750	2.02%	$33,087	1.67%
U.S. Treasury securities	69,843	5.39%	19,413	1.18%	—	—%	—	—%	89,256	4.47%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	40,978	3.78%	137,929	2.62%	350,236	4.26%	529,143	3.80%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	137,841	2.27%	137,841	2.27%
Corporate	—	—%	8,001	7.49%	41,682	4.63%	—	—%	49,683	5.09%
Small Business Administration loan pools	—	—%	—	—%	5,587	5.44%	2,140	2.08%	7,727	4.51%
State and political subdivisions(1)	3,963	2.09%	6,138	2.34%	30,789	2.00%	32,021	2.38%	72,911	2.20%
Total available-for-sale securities	73,806	5.21%	74,530	3.38%	247,324	2.82%	523,988	3.60%	919,648	3.51%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,094	4.93%	1,094	4.93%
State and political subdivisions(1)	—	—%	—	—%	—	—%	1,115	4.62%	1,115	4.62%
Total held-to-maturity securities	—	—%	—	—%	—	—%	2,209	4.77%	2,209	4.77%
Total debt securities	$73,806	5.21%	$74,530	3.38%	$247,324	2.82%	$526,197	3.61%	$921,857	3.51%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At March 31, 2024, and December 31, 2023, 72.6% and 73.2% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.6 years and 5.3 years and a modified duration of 4.5 years and 4.4 years.

Goodwill Impairment Assessment

At March 31, 2024, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired. For additional information, see “Goodwill” under "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

The following table shows our composition of deposits at March 31, 2024, and December 31, 2023.

Composition of Deposits

	March 31, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$981,623	22.5%	$898,129	21.7%
Interest-bearing demand	1,107,175	25.3%	998,822	24.1%
Savings and money market	1,467,696	33.6%	1,484,985	35.8%
Time	814,532	18.6%	763,519	18.4%
Total deposits	$4,371,026	100.0%	$4,145,455	100.0%

Total deposits at March 31, 2024, were $4.37 billion, an increase of $225.6 million, or 5.4%, compared to total deposits of $4.15 billion at December 31, 2023.

Equity Bank participates in the Insured Cash Sweep (“ICS”) service that allows the Bank to break large non-time deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. These deposits are placed through ICS services but are Equity Bank’s customer relationships that management views as core funding. The Bank also participates in the Certificate of Deposit Account Registry Service (“CDARS”) program. CDARS allows the bank to break large time deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at March 31, 2024, and December 31, 2023.

	March 31, 2024	December 31, 2023
Interest-bearing demand	(Dollars in thousands)
Reciprocal	$371,831	$382,614
Total interest-bearing demand	371,831	382,614
Savings and money market
Reciprocal	99,321	230,750
Total savings and money market	99,321	230,750
Time
Reciprocal	21,598	21,841
Non-reciprocal brokered	199,938	199,940
Total time	221,536	221,781
Total reciprocal and brokered deposits	$692,688	$835,145

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of March 31, 2024, and December 31, 2023.

	March 31, 2024	December 31, 2023	Change	%
	(Dollars in thousands)
3 months or less	$68,907	$65,449	$3,458	5.3%
Over 3 through 6 months	77,828	94,459	(16,631)	(17.6)%
Over 6 through 12 months	77,718	18,082	59,636	329.8%
Over 12 months	15,590	18,777	(3,187)	(17.0)%
Total Time Deposits	$240,043	$196,767	$43,276	22.0%

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

During the three months ended March 31, 2024, and 2023, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing security and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and Federal Reserve Bank borrowings.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities and debt servicing. Average loans were $3.45 billion for the three months ended March 31, 2024, an increase of 4.8% over the December 31, 2023, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 5.1 years and a modified duration of 4.2 years at March 31, 2024.

Cash and cash equivalents were $235.0 million at March 31, 2024, a decrease of $144.1 million from the $379.1 million cash and cash equivalents at December 31, 2023. The decrease in cash and cash equivalents is driven by $162.0 million net cash used in financing activities offset by $12.6 million net cash provided by operating activities, $5.3 million net cash provided by investing activities. The $162.0 million net change in cash provided by financing activities includes increases in FHLB advances of $119.9 million, offset by net outflows of $300.0 million for paydown of FHLB term advances, $140.0 million in outflows for Federal Reserve borrowings, $124.2 million in outflows for the decrease in deposits, $6.8 million outflow for the repurchase of treasury stock and $1.9 million for the payment of dividends on common stock. Cash and cash equivalents at January 1, 2024, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities and FHLB borrowings during the first three months of 2024 were primarily used to originate or purchase loans, to purchase investment securities and to facilitate the Rockhold merger. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2024, and December 31, 2023, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2024, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

			As of the period ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$456,776	$452,860	$418,130	$418,435	$425,123
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	17,854	7,222	7,961	8,760	9,678
Less: mortgage servicing asset, net	50	75	100	126	151
Less: naming rights, net	989	1,000	1,011	1,022	1,033
Tangible common equity	$384,782	$391,462	$355,957	$355,426	$361,160
Common shares issued at period end	15,327,799	15,428,251	15,413,064	15,396,739	15,730,257
Diluted common shares outstanding at period end	15,469,531	15,629,185	15,500,749	15,468,319	15,822,536
Book value per common share	$29.80	$29.35	$27.13	$27.18	$27.03
Tangible book value per common share	$25.10	$25.37	$23.09	$23.08	$22.96
Tangible book value per diluted common share	$24.87	$25.05	$22.96	$22.98	$22.83

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

	As of the period ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in thousands)
Total stockholders’ equity	$456,776	$452,860	$418,130	$418,435	$425,123
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	17,854	7,222	7,961	8,760	9,678
Less: mortgage servicing asset, net	50	75	100	126	151
Less: naming rights, net	989	1,000	1,011	1,022	1,033
Tangible common equity	$384,782	$391,462	$355,957	$355,426	$361,160
Total assets	$5,239,036	$5,034,592	$4,945,267	$5,094,883	$5,156,716
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	17,854	7,222	7,961	8,760	9,678
Less: mortgage servicing asset, net	50	75	100	126	151
Less: naming rights, net	989	1,000	1,011	1,022	1,033
Tangible assets	$5,167,042	$4,973,194	$4,883,094	$5,031,874	$5,092,753
Equity to assets	8.72%	8.99%	8.46%	8.21%	8.24%
Tangible common equity to tangible assets	7.45%	7.87%	7.29%	7.06%	7.09%

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in thousands)
Total average stockholders’ equity	$460,244	$423,207	$426,260	$424,862	$420,500
Less: average intangible assets	62,203	61,756	62,635	63,453	64,447
Average tangible common equity	$398,041	$361,451	$363,625	$361,409	$356,053
Net income (loss) allocable to common stockholders	$14,068	$(28,299)	$12,341	$11,456	$12,323
Amortization of intangible assets	935	775	835	954	954
Less: tax effect	196	163	175	200	200
Adjusted net income allocable to common stockholders	$14,807	$(27,687)	$13,001	$12,210	$13,077
Return on total average stockholders’ equity (ROAE) annualized	12.29%	(26.53)%	11.49%	10.82%	11.89%
Return on average tangible common equity (ROATCE) annualized	14.96%	(30.39)%	14.18%	13.55%	14.89%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
	(Dollars in thousands)
Non-interest expense	$37,152	$34,998	$34,244	$33,130	$33,229
Less: merger expense	1,556	297	—	—	—
Non-interest expense, excluding loss on debt extinguishment and merger expense	$35,596	$34,701	$34,244	$33,130	$33,229
Net interest income	$44,182	$39,467	$41,012	$39,429	$39,110
Non-interest income	$11,731	$(43,414)	$8,735	$6,950	$8,600
Less: net gain on acquisition and branch sales	1,239	—	—	—	—
Less: net gain (loss) from securities transactions	43	(50,618)	(1)	(1,322)	32
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$10,449	$7,204	$8,736	$8,272	$8,568
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$54,631	$46,671	$49,748	$47,701	$47,678
Non-interest expense to net interest income plus non-interest income	66.45%	(886.70)%	68.84%	71.43%	69.65%
Efficiency Ratio	65.16%	74.35%	68.83%	69.45%	69.69%

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

The change in the impact of net interest income from the base case for March 31, 2024, and December 31, 2023, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The decrease in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans receivable that will reprice to higher interest rates, non-term deposits that will adjust to higher rates, the use of derivatives to hedge borrowing costs, and decreased levels of cash on the balance sheet compared to December 31, 2023. These factors result in an overall positive impact to net interest income at March 31, 2024, but at a reduced level from the December 31, 2023, simulation that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable and the level of term deposit repricing; and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for March 31, 2024, and December 31, 2023, is due to being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario; however, due to the current level of convexity in our fixed rate pre-payable assets becoming less negative and positive, in some cases, on a portion of or portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At March 31, 2024, non-interest-bearing deposits were approximately $83.5 million, or 9.30%, higher than that deposit type at December 31, 2023. Substantially all investments and approximately 40.0% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2024	December 31, 2023
+300 basis points	7.4%	10.3%
+200 basis points	5.0%	6.8%
+100 basis points	2.5%	3.3%
0 basis points	—	—
-100 basis points	(1.5)%	(2.1)%
-200 basis points	(3.1)%	(4.3)%
-300 basis points	(5.1)%	(7.3)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2024	December 31, 2023
+300 basis points	(7.0)%	(7.4)%
+200 basis points	(4.2)%	(4.3)%
+100 basis points	(2.2)%	(2.2)%
0 basis points	—	—
-100 basis points	(0.2)%	0.3%
-200 basis points	(2.8)%	(1.5)%
-300 basis points	(7.6)%	(5.3)%

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

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.

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

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2024 through January 31, 2024	—	$—	—	1,000,000
February 1, 2024 through February 29, 2024	89,443	$32.16	89,443	910,557
March 1, 2024 through March 31, 2024	120,148	$32.30	120,148	790,409
Total	209,591	$32.24	209,591	790,409

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

During the three months ended March 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6: Exhibits

Exhibit No.	Description

10.1

Seventh Amendment to Loan and Security Agreement, dated February 12, 2024, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on February 14, 2024.)

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

Equity Bancshares, Inc.

May 9, 2024	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

May 9, 2024	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer