Form 10-Q
period 2024-06-30
EQUITY BANCSHARES INC
filed 2024-08-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 31, 2024, the registrant had 15,263,099 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2024, and December 31, 2023

(Dollar amounts in thousands)

See accompanying condensed notes to interim consolidated financial statements.

	(Unaudited) June 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$244,321	$363,289
Federal funds sold	15,945	15,810
Cash and cash equivalents	260,266	379,099
Available-for-sale securities	1,042,176	919,648
Held-to-maturity securities, fair value of $5,267 and $2,250	5,226	2,209
Loans held for sale	1,959	476
Loans, net of allowance for credit losses of $43,487 and $43,520	3,410,920	3,289,381
Other real estate owned, net	2,989	1,833
Premises and equipment, net	114,264	112,632
Bank-owned life insurance	130,326	124,865
Federal Reserve Bank and Federal Home Loan Bank stock	33,171	20,608
Interest receivable	27,381	25,497
Goodwill	53,101	53,101
Core deposit intangibles, net	16,636	7,222
Other	147,102	98,021
Total assets	$5,245,517	$5,034,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$984,872	$898,129
Total non-interest-bearing deposits	984,872	898,129
Demand, savings and money market	2,560,091	2,483,807
Time	796,474	763,519
Total interest-bearing deposits	3,356,565	3,247,326
Total deposits	4,341,437	4,145,455
Federal funds purchased and retail repurchase agreements	38,031	43,582
Federal Home Loan Bank advances	250,306	100,000
Federal Reserve Bank borrowings	—	140,000
Subordinated debt	97,196	96,921
Contractual obligations	23,770	19,315
Interest payable and other liabilities	33,342	36,459
Total liabilities	4,784,082	4,581,732
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	208	207
Additional paid-in capital	491,709	489,187
Retained earnings	163,068	141,006
Accumulated other comprehensive income (loss)	(62,005)	(57,920)
Treasury stock	(131,545)	(119,620)
Total stockholders’ equity	461,435	452,860
Total liabilities and stockholders’ equity	$5,245,517	$5,034,592

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months ended June 30, 2024, and 2023

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$61,518	$52,748	$120,347	$101,129
Securities, taxable	10,176	5,813	20,053	11,760
Securities, nontaxable	401	568	792	1,237
Federal funds sold and other	3,037	2,127	5,707	3,253
Total interest and dividend income	75,132	61,256	146,899	117,379
Interest expense
Deposits	22,662	17,204	45,517	31,025
Federal funds purchased and retail repurchase agreements	306	192	632	387
Federal Home Loan Bank advances	3,789	953	4,933	1,971
Federal Reserve Bank borrowings	—	1,528	1,361	1,663
Subordinated debt	1,899	1,950	3,798	3,794
Total interest expense	28,656	21,827	56,241	38,840
Net interest income	46,476	39,429	90,658	78,539
Provision (reversal) for credit losses	265	298	1,265	(68)
Net interest income after provision (reversal) for credit losses	46,211	39,131	89,393	78,607
Non-interest income
Service charges and fees	2,541	2,653	5,110	5,198
Debit card income	2,621	2,653	5,068	5,207
Mortgage banking	245	213	433	301
Increase in value of bank-owned life insurance	911	757	1,739	2,340
Net gain on acquisition and branch sales	60	—	1,300	—
Net gain (loss) from securities transactions	(27)	(1,322)	16	(1,290)
Other	2,607	1,996	7,023	3,794
Total non-interest income	8,958	6,950	20,689	15,550
Non-interest expense
Salaries and employee benefits	17,827	15,237	35,924	31,929
Net occupancy and equipment	3,787	2,940	7,322	5,819
Data processing	5,036	4,493	9,864	8,409
Professional fees	1,778	1,645	3,170	3,029
Advertising and business development	1,291	1,249	2,529	2,408
Telecommunications	572	516	1,227	1,001
FDIC insurance	590	515	1,161	875
Courier and postage	620	463	1,226	921
Free nationwide ATM cost	531	524	1,025	1,049
Amortization of core deposit intangibles	1,218	918	2,117	1,836
Loan expense	195	136	304	253
Other real estate owned	17	71	(67)	190
Merger expenses	2,287	—	3,843	—
Other	3,122	4,423	6,378	8,640
Total non-interest expense	38,871	33,130	76,023	66,359
Income (loss) before income tax	16,298	12,951	34,059	27,798
Provision (benefit) for income taxes	4,582	1,495	8,275	4,019
Net income (loss) and net income (loss) allocable to common stockholders	$11,716	$11,456	$25,784	$23,779
Basic earnings (loss) per share	$0.77	$0.74	$1.68	$1.52
Diluted earnings (loss) per share	$0.76	$0.74	$1.67	$1.51

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months ended June 30, 2024, and 2023

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$11,716	$11,456	$25,784	$23,779
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(1,153)	(15,346)	(7,333)	672
Reclassification for net (gains) losses included in net income	—	1,330	252	1,330
Unrealized holding gains (losses) arising during the period on cash flow hedges	190	2,115	2,324	2,914
Total other comprehensive income (loss)	(963)	(11,901)	(4,757)	4,916
Tax effect	(254)	2,914	672	(1,630)
Other comprehensive income (loss), net of tax	(1,217)	(8,987)	(4,085)	3,286
Comprehensive income (loss)	$10,499	$2,469	$21,699	$27,065

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended June 30, 2024, and 2023

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at April 1, 2023	15,730,257	$206	$486,658	$150,810	$(101,238)	$(111,313)	$425,123
Net income	—	—	—	11,456	—	—	11,456
Other comprehensive income (loss), net of tax effects	—	—	—	—	(8,987)	—	(8,987)
Cash dividends - common stock, $0.10 per share	—	—	—	(1,541)	—	—	(1,541)
Dividend equivalents - restricted stock units, $0.10 per share	—	—	—	(10)	—	—	(10)
Stock-based compensation	—	—	568	—	—	—	568
Common stock issued under stock-based incentive plan	30,998	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Treasury stock purchase	(349,116)	—	—	—	—	(8,174)	(8,174)
Balance at June 30, 2023	15,412,139	$207	$487,225	$160,715	$(110,225)	$(119,487)	$418,435

Balance at April 1, 2024	15,343,199	$208	$490,533	$153,201	$(60,788)	$(126,378)	$456,776
Net income	—	—	—	11,716	—	—	11,716
Other comprehensive income (loss), net of tax effects	—	—	—	—	(1,217)	—	(1,217)
Cash dividends - common stock, $0.12 per share	—	—	—	(1,823)	—	—	(1,823)
Dividend equivalents- restricted stock units and restricted stock awards, $0.12 per share	—	—	—	(26)	—	—	(26)
Stock-based compensation	—	—	913	—	—	—	913
Common stock issued upon exercise of stock options	9,000	—	263	—	—	—	263
Common stock issued under stock-based incentive plan	8,745	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Treasury stock purchases	(152,982)	—	—	—	—	(5,167)	(5,167)
Balance at June 30, 2024	15,207,962	$208	$491,709	$163,068	$(62,005)	$(131,545)	$461,435

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months ended June 30, 2024, and 2023

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2023	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$410,058
Net income	—	—	—	23,779	—	—	23,779
Other comprehensive income (loss), net of tax effects	—	—	—	—	3,286	—	3,286
Cash dividends - common stock, $0.20 per share	—	—	—	(3,114)	—	—	(3,114)
Dividend equivalents- restricted stock units, $0.20 per share	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	1,780	—	—	—	1,780
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—
Common stock issued under stock-based incentive plan	133,685	2	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	17,508	—	458	—	—	—	458
Treasury stock purchases	(669,166)	—	—	—	—	(17,767)	(17,767)
Balance at June 30, 2023	15,412,139	$207	$487,225	$160,715	$(110,225)	$(119,487)	$418,435

Balance at January 1, 2024	15,443,651	$207	$489,187	$141,006	$(57,920)	$(119,620)	$452,860
Net income	—	—	—	25,784	—	—	25,784
Other comprehensive income (loss), net of tax effects	—	—	—	—	(4,085)	—	(4,085)
Cash dividends - common stock, $0.24 per share	—	—	—	(3,666)	—	—	(3,666)
Dividend equivalents- restricted stock units and restricted stock awards, $0.24 per share	—	—	—	(56)	—	—	(56)
Stock-based compensation	—	—	1,863	—	—	—	1,863
Common stock issued upon exercise of stock options	10,250	—	292	—	—	—	292
Common stock issued under stock-based incentive plan	99,750	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	16,884	—	368	—	—	—	368
Treasury stock purchases	(362,573)	—	—	—	—	(11,925)	(11,925)
Balance at June 30, 2024	15,207,962	$208	$491,709	$163,068	$(62,005)	$(131,545)	$461,435

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months ended June 30, 2024, and 2023
(Dollar amounts in thousands)
	(Unaudited) June 30,
	2024	2023
Cash flows from operating activities
Net income	$25,784	$23,779
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	1,863	1,780
Depreciation	2,634	2,194
Amortization of operating lease right-of-use asset	216	323
Amortization of cloud computing implementation costs	70	94
Provision (reversal) for credit losses	1,265	(68)
Net amortization (accretion) of purchase valuation adjustments	(1,182)	(49)
Amortization (accretion) of premiums and discounts on securities	(1,487)	2,327
Amortization of intangible assets	2,189	1,908
Deferred income taxes	(1,462)	426
Federal Home Loan Bank stock dividends	(493)	(321)
Loss (gain) on sales and valuation adjustments on other real estate owned	(126)	13
Net loss (gain) on sales and settlements of securities	252	1,330
Change in unrealized (gains) losses on equity securities	(268)	(40)
Loss (gain) on disposal of premises and equipment	(220)	(15)
Loss (gain) on sales of foreclosed assets	18	12
Loss (gain) on sales of loans	385	(220)
Originations of loans held for sale	(18,480)	(12,847)
Proceeds from the sale of loans held for sale	20,289	10,960
Increase in the value of bank-owned life insurance	(1,739)	(2,340)
Change in fair value of derivatives recognized in earnings	(131)	505
Gain on acquisition	(1,300)	—
Payments on operating lease payable	(291)	(441)
Net change in:
Interest receivable	457	(730)
Other assets	5,052	8,442
Interest payable and other liabilities	(4,626)	1,437
Net cash provided by operating activities	28,669	38,459
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(125,834)	(2,237)
Purchases of held-to-maturity securities	(3,015)	(275)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	161,812	90,222
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	11	8
Net change in loans	(2,279)	(11,147)
Purchase of USDA guaranteed loans	(6,907)	(1,235)
Purchase of premises and equipment	(2,858)	(6,911)
Proceeds from sale of premises and equipment	2,285	39
Proceeds from sale of foreclosed assets	239	136
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(12,070)	887
Net redemptions (purchases) of correspondent and miscellaneous other stock	(492)	(2,613)
Proceeds from sale of other real estate owned	890	308
Purchase of bank owned life insurance	(60,000)	—
Proceeds from surrender of bank owned life insurance policies	16,174	—
Proceeds from bank-owned life insurance death benefits	—	2,071
Purchase of Net Assets of Rockhold BanCorp, Net of cash acquired	60,914	—
Net cash (used in) provided by investing activities	28,870	69,253
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(153,843)	(10,932)
Net change in federal funds purchased and retail repurchase agreements	(14,369)	(1,708)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	150,306	(138,864)

Proceeds from Federal Home Loan Bank term advances	600,000	766,091
Principal repayments on Federal Home Loan Bank term advances	(600,000)	(666,091)
Proceeds from Federal Reserve Bank borrowings	—	141,000
Principal payments on Federal Reserve Bank borrowings	(140,000)	(1,000)
Proceeds from the exercise of employee stock options	292	—
Proceeds from employee stock purchase plan	368	458
Purchase of treasury stock	(11,859)	(17,767)
Net change in contractual obligations	(3,545)	(2,010)
Dividends paid on common stock	(3,722)	(3,218)
Net cash (used in) provided by financing activities	(176,372)	65,959
Net change in cash and cash equivalents	(118,833)	173,671
Cash and cash equivalents, beginning of period	379,099	104,428
Ending cash and cash equivalents	$260,266	$278,099
Supplemental cash flow information:
Interest paid	$59,449	$33,219
Income taxes paid, net of refunds	3,236	3,061
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	1,923	408
Other repossessed assets acquired in settlement of loans	338	169
Purchase of investments in tax credit structures and resulting contractual obligations	8,000	16,400
Redemption of BOLI and other related noncash items	40,104	—
Total fair value of assets acquired in purchase of Rockhold BanCorp, net of cash	301,018	—
Total fair value of liabilities assumed in purchase of Rockhold BanCorp	360,632	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024. Operating results for the six months ended June 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$81,808	$—	$(6,676)	$—	$75,132
U.S. Treasury securities	95,779	1	(741)	—	95,039
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	642,210	758	(39,121)	—	603,847
Private label residential mortgage-backed securities	152,161	—	(23,096)	—	129,065
Corporate	61,274	45	(5,224)	—	56,095
Small Business Administration loan pools	7,203	—	(330)	—	6,873
State and political subdivisions	86,371	25	(10,271)	—	76,125
	$1,126,806	$829	$(85,459)	$—	$1,042,176

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$39,103	$—	$(6,016)	$—	$33,087
U.S. Treasury securities	89,999	28	(771)	—	89,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,674	3,872	(35,403)	—	529,143
Private label residential mortgage-backed securities	161,174	—	(23,333)	—	137,841
Corporate	56,722	—	(7,039)	—	49,683
Small Business Administration loan pools	8,066	—	(339)	—	7,727
State and political subdivisions	81,458	74	(8,621)	—	72,911
	$997,196	$3,974	$(81,522)	$—	$919,648

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
June 30, 2024
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$4,112	$36	$(25)	$—	$4,123
State and political subdivisions	1,114	30	—	—	1,144
	$5,226	$66	$(25)	$—	$5,267

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,094	$3	$—	$—	$1,097
State and political subdivisions	1,115	38	—	—	1,153
	$2,209	$41	$—	$—	$2,250

The fair value and amortized cost of debt securities at June 30, 2024, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$99,620	$98,934	$—	$—
One to five years	61,425	60,672	—	—
Five to ten years	130,282	115,146	—	—
After ten years	41,108	34,512	1,114	1,144
Mortgage-backed securities	794,371	732,912	4,112	4,123
Total debt securities	$1,126,806	$1,042,176	$5,226	$5,267

The following table shows the carrying value and fair value of securities pledged as collateral to secure public fund deposits, borrowings from the Federal Home Loan Bank and Federal Reserve Bank and retail repurchase obligations at June 30, 2024, and December 31, 2023.

	June 30, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$728,979	$691,028	$509,010	$488,270
Federal Home Loan Bank pledging	109,856	93,337	84,421	72,293
Federal Reserve Bank borrowings	12,119	11,763	158,382	141,125
Retail repurchase agreements	44,032	40,204	51,548	47,282
Total securities pledged	$894,986	$836,332	$803,361	$748,970

The following tables show gross unrealized losses or unrecognized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous unrealized loss position or unrecognized loss position at June 30, 2024, and December 31, 2023.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$42,820	$(292)	$32,312	$(6,384)	$75,132	$(6,676)
U.S. Treasury securities	65,470	(229)	19,591	(512)	85,061	(741)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	207,375	(1,436)	287,668	(37,685)	495,043	(39,121)
Private label residential mortgage-backed securities	—	—	129,065	(23,096)	129,065	(23,096)
Corporate	4,646	(54)	46,743	(5,170)	51,389	(5,224)
Small Business Administration loan pools	4,462	(2)	2,411	(328)	6,873	(330)
State and political subdivisions	13,592	(866)	60,012	(9,405)	73,604	(10,271)
Total	$338,365	$(2,879)	$577,802	$(82,580)	$916,167	$(85,459)
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$33,087	$(6,016)	$33,087	$(6,016)
U.S. Treasury securities	—	—	19,413	(771)	19,413	(771)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	7,799	(5)	306,858	(35,398)	314,657	(35,403)
Private label residential mortgage-backed securities	—	—	137,841	(23,333)	137,841	(23,333)
Corporate	—	—	49,683	(7,039)	49,683	(7,039)
Small Business Administration loan pools	5,097	(14)	2,630	(325)	7,727	(339)
State and political subdivisions	11,386	(768)	57,326	(7,853)	68,712	(8,621)
Total	$24,282	$(787)	$606,838	$(80,735)	$631,120	$(81,522)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2024
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$1,061	$(25)	$—	$—	$1,061	$(25)
State and political subdivisions	—	—	—	—	—	—
Total	$1,061	$(25)	$—	$—	$1,061	$(25)
December 31, 2023
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

The tables above present unrealized losses on available-for-sale securities and unrecognized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of June 30, 2024, the Company held 548 available-for-sale in an unrealized loss position and one held-to-maturity security in an unrecognized loss position.

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

All private label residential mortgage-backed securities held by the Company are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At June 30, 2024, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 16 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At June 30, 2024, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 167 positions of which 87% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 63% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At June 30, 2024, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Proceeds	$—	$49,258	$726	$49,258
Gross gain	—	—	3	—
Gross losses	—	1,330	255	1,330
Income tax expense/(benefit)	—	(325)	(62)	(325)

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at June 30, 2024, and December 31, 2023.

	June 30, 2024	December 31, 2023
Investments in stocks
Accounted for at fair value through net income	$648	$674
Accounted for at amortized cost assessed for impairment	1,981	1,397
Total investments in stocks	2,629	2,071
Investments in partnerships
Accounted for under the equity method	2,500	2,345
Accounted for under the hypothetical liquidation book value	2,203	2,403
Accounted for under proportional amortization	27,153	24,296
Total investments in partnerships	31,856	29,044
Total other investments	$34,485	$31,115

The following table discloses the financial statement impact of tax credit investments for the three month period ended June 30, 2024, and 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
June 30, 2024
Investments and tax credit structures:
Included in proportional amortization	$(4,332)	$(526)	$(4,858)	$4,219
Not included in proportional amortization	$—	$72	$72	$—

June 30, 2023
Investments and tax credit structures:
Included in proportional amortization	$(5,469)	$(829)	$(6,298)	$5,575
Not included in proportional amortization	$(870)	$(223)	$(1,093)	$—

(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

The following table discloses the financial statement impact of tax credit investments for the six month period ended June 30, 2024, and 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
June 30, 2024
Investments and tax credit structures:
Included in proportional amortization	$(5,158)	$(751)	$(5,909)	$5,143
Not included in proportional amortization	$—	$95	$95	$—

June 30, 2023
Investments and tax credit structures:
Included in proportional amortization	$(5,951)	$(973)	$(6,924)	$6,161
Not included in proportional amortization	$(1,672)	$(455)	$(2,127)	$—
(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

Contingent contributions for investment tax credit structures not subject to proportional amortization were zero and $3.0 million for the six month period ended June 30, 2024, and 2023.

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

The following table lists categories of loans at June 30, 2024, and December 31, 2023.

	June 30, 2024	December 31, 2023
Commercial real estate	$1,793,544	$1,759,855
Commercial and industrial	663,718	598,327
Residential real estate	572,523	556,328
Agricultural real estate	219,226	196,114
Agricultural	104,342	118,587
Consumer	101,054	103,690
Total loans	3,454,407	3,332,901
Allowance for credit losses	(43,487)	(43,520)
Net loans	$3,410,920	$3,289,381

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the three and six months ended June 30, 2024, and 2023, the Company did not purchase any pools of residential loans. As of June 30, 2024, and December 31, 2023, residential real estate loans include $287,972 and $299,448 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three and six months ended June 30, 2024, the Company purchased $2,727 and $6,907 in loans guaranteed by governmental agencies. During the three and six months ended June 30, 2023, the Company purchased $433 and $1,235 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $4,644 with related loans of $281,273 at June 30, 2024, and $2,424 with related loans of $209,662 at December 31, 2023.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $425 at June 30, 2024, and $387 at December 31, 2023.

The following tables present the activity in the allowance for credit losses by class for the three month periods ended June 30, 2024, and 2023.

June 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,582	$17,651	$8,319	$1,688	$1,612	$1,597	$44,449
Provision for credit losses	888	(87)	(256)	566	(1,090)	244	265
Initial PCD on Acquired loans	—	—	—	—	—	—	—
Loans charged-off	(2)	(1,211)	(6)	(1)	(1)	(159)	(1,380)
Recoveries	24	54	9	1	1	64	153
Total ending allowance balance	$14,492	$16,407	$8,066	$2,254	$522	$1,746	$43,487

June 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,611	$15,620	$8,751	$586	$1,547	$1,988	$45,103
Provision for credit losses	(20)	167	114	(6)	(150)	193	298
Loans charged-off	(9)	(640)	(52)	—	(108)	(259)	(1,068)
Recoveries	70	47	42	3	—	49	211
Total ending allowance balance	$16,652	$15,194	$8,855	$583	$1,289	$1,971	$44,544

The following tables present the activity in the allowance for credit losses by class for the six month periods ended June 30, 2024, and 2023.

June 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Provision for credit losses	1,004	(20)	112	535	(731)	365	1,265
Initial PCD on Acquired loans	—	119	184	—	284	9	596
Loans charged-off	(19)	(1,842)	(33)	(1)	(27)	(340)	(2,262)
Recoveries	31	196	19	2	1	119	368
Total ending allowance balance	$14,492	$16,407	$8,066	$2,254	$522	$1,746	$43,487

June 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Provision for credit losses	(146)	1,267	246	(239)	(1,215)	19	(68)
Loans charged-off	(10)	(1,075)	(57)	—	(108)	(456)	(1,706)
Recoveries	77	51	58	3	155	127	471
Total ending allowance balance	$16,652	$15,194	$8,855	$583	$1,289	$1,971	$44,544

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on the method to determine allowance for credit loss as of June 30, 2024, and December 31, 2023.

June 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$853	$2,153	$1,205	$652	$250	$202	$5,315
Collectively evaluated for credit losses	13,639	14,254	6,861	1,602	272	1,544	38,172
Total	$14,492	$16,407	$8,066	$2,254	$522	$1,746	$43,487
Loan Balance:
Individually evaluated for credit losses	$7,158	$7,143	$5,127	$7,058	$2,611	$915	$30,012
Collectively evaluated for credit losses	1,786,386	656,575	567,396	212,168	101,731	100,139	3,424,395
Total	$1,793,544	$663,718	$572,523	$219,226	$104,342	$101,054	$3,454,407

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$582	$1,644	$1,113	$674	$598	$154	$4,765
Collectively evaluated for credit losses	12,894	16,310	6,671	1,044	397	1,439	38,755
Total	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Loan Balance:
Individually evaluated for credit losses	$6,031	$5,498	$7,495	$4,672	$3,598	$669	$27,963
Collectively evaluated for credit losses	1,753,824	592,829	548,833	191,442	114,989	103,021	3,304,938
Total	$1,759,855	$598,327	$556,328	$196,114	$118,587	$103,690	$3,332,901

The following tables present information related to nonaccrual loans at June 30, 2024, and December 31, 2023.

	June 30, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,927	$3,363	$—
Commercial and industrial	2,928	—	—
Residential real estate	18	—	—
Agricultural real estate	3,511	3,108	—
Agricultural	545	545	—
Consumer	37	—	—
Subtotal	10,966	7,016	—
With an allowance recorded:
Commercial real estate	3,788	3,536	770
Commercial and industrial	10,461	6,436	1,817
Residential real estate	5,249	4,772	1,161
Agricultural real estate	4,678	3,322	619
Agricultural	1,042	672	69
Consumer	877	798	197
Subtotal	26,095	19,536	4,633
Total	$37,061	$26,552	$4,633

	December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,948	$3,376	$—
Commercial and industrial	2,925	—	—
Residential real estate	21	—	—
Agricultural real estate	1,342	948	—
Agricultural	2,303	—	—
Consumer	23	—	—
Subtotal	10,562	4,324	—
With an allowance recorded:
Commercial real estate	2,297	2,071	455
Commercial and industrial	8,452	5,041	1,335
Residential real estate	7,605	7,251	1,086
Agricultural real estate	4,753	3,266	660
Agricultural	2,946	2,470	481
Consumer	689	603	150
Subtotal	26,742	20,702	4,167
Total	$37,304	$25,026	$4,167

The tables below present average recorded investment and interest income related to nonaccrual loans for the three and six months ended June 30, 2024, and 2023. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	June 30, 2024		June 30, 2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,365	$—	$1,833	$—
Commercial and industrial	996	—	—	2
Residential real estate	—	1	—	1
Agricultural real estate	2,027	—	1,068	—
Agricultural	272	5	—	—
Consumer	—	3	—	—
Subtotal	6,660	9	2,901	3
With an allowance recorded:
Commercial real estate	3,101	7	882	—
Commercial and industrial	5,594	6	5,027	2
Residential real estate	4,270	10	3,002	4
Agricultural real estate	3,302	1	842	—
Agricultural	1,676	1	2,717	—
Consumer	785	2	388	—
Subtotal	18,728	27	12,858	6
Total	$25,388	$36	$15,759	$9

	As of and for the six months ended
	June 30, 2024		June 30, 2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,369	$—	$1,845	$—
Commercial and industrial	664	—	—	2
Residential real estate	—	1	8	1
Agricultural real estate	1,667	—	906	—
Agricultural	182	5	—	—
Consumer	—	3	—	—
Subtotal	5,882	9	2,759	3
With an allowance recorded:
Commercial real estate	2,758	9	862	—
Commercial and industrial	5,410	6	5,297	2
Residential real estate	5,264	10	3,062	4
Agricultural real estate	3,290	1	1,051	1
Agricultural	1,940	1	2,967	—
Consumer	724	2	375	—
Subtotal	19,386	29	13,614	7
Total	$25,268	$38	$16,373	$10

The following tables present the aging of the recorded investment in past due loans as of June 30, 2024, and December 31, 2023, by portfolio and class of loans.

June 30, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,789	$1,386	$74	$6,899	$1,782,396	$1,793,544
Commercial and industrial	1,225	987	—	6,436	655,070	663,718
Residential real estate	1,426	669	—	4,772	565,656	572,523
Agricultural real estate	1,716	721	—	6,430	210,359	219,226
Agricultural	1,024	296	—	1,217	101,805	104,342
Consumer	537	212	—	798	99,507	101,054
Total	$8,717	$4,271	$74	$26,552	$3,414,793	$3,454,407

December 31, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,397	$198	$189	$5,447	$1,751,624	$1,759,855
Commercial and industrial	1,853	2,713	71	5,041	588,649	598,327
Residential real estate	1,444	676	—	7,251	546,957	556,328
Agricultural real estate	949	—	—	4,214	190,951	196,114
Agricultural	559	65	19	2,470	115,474	118,587
Consumer	443	118	—	603	102,526	103,690
Total	$7,645	$3,770	$279	$25,026	$3,296,181	$3,332,901

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

Based on the analysis performed at June 30, 2024, the risk category of loans by type and year of origination is as follows.

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$92,952	$217,209	$357,362	$216,129	$170,417	$235,221	$491,548	$896	$1,781,734
Special mention	—	—	—	116	—	380	143	—	639
Substandard	—	83	2,191	3,800	235	4,342	483	37	11,171
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$92,952	$217,292	$359,553	$220,045	$170,652	$239,943	$492,174	$933	$1,793,544
Commercial and industrial
Risk rating
Pass	$50,622	$95,651	$90,877	$43,813	$67,128	$32,781	$261,926	$1,792	$644,590
Special mention	—	—	136	—	807	1,041	1,202	—	3,186
Substandard	1,548	1,350	485	352	2,680	2,175	7,273	—	15,863
Doubtful	—	—	—	—	—	79	—	—	79
Total commercial and industrial	$52,170	$97,001	$91,498	$44,165	$70,615	$36,076	$270,401	$1,792	$663,718
Residential real estate
Risk rating
Pass	$12,433	$35,081	$36,426	$271,236	$8,170	$143,137	$59,664	$726	$566,873
Special mention	—	—	—	—	—	346	72	—	418
Substandard	—	154	291	331	20	3,595	780	61	5,232
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$12,433	$35,235	$36,717	$271,567	$8,190	$147,078	$60,516	$787	$572,523
Agricultural real estate
Risk rating
Pass	$11,476	$20,602	$29,089	$17,708	$20,063	$39,164	$72,318	$287	$210,707
Special mention	1,695	—	150	—	—	—	711	—	2,556
Substandard	43	2,229	16	40	—	3,555	80	—	5,963
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$13,214	$22,831	$29,255	$17,748	$20,063	$42,719	$73,109	$287	$219,226
Agricultural
Risk rating
Pass	$10,325	$5,530	$6,180	$3,620	$7,483	$2,996	$66,187	$74	$102,395
Special mention	—	—	1	—	—	33	—	—	34
Substandard	34	128	134	445	407	37	728	—	1,913
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$10,359	$5,658	$6,315	$4,065	$7,890	$3,066	$66,915	$74	$104,342
Consumer
Risk rating
Pass	$31,145	$22,235	$18,835	$7,862	$3,619	$3,237	$13,318	$—	$100,251
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	92	326	266	64	54	1	—	803
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$31,145	$22,327	$19,161	$8,128	$3,683	$3,291	$13,319	$—	$101,054
Total loans
Risk rating
Pass	$208,953	$396,308	$538,769	$560,368	$276,880	$456,536	$964,961	$3,775	$3,406,550
Special mention	1,695	—	287	116	807	1,800	2,128	—	6,833
Substandard	1,625	4,036	3,443	5,234	3,406	13,758	9,345	98	40,945
Doubtful	—	—	—	—	—	79	—	—	79
Total loans	$212,273	$400,344	$542,499	$565,718	$281,093	$472,173	$976,434	$3,873	$3,454,407

Based on the analysis performed at December 31, 2023, the risk category of loans by type and year of origination is as follows.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$212,229	$379,233	$253,837	$179,935	$75,472	$186,073	$461,346	$753	$1,748,878
Special mention	257	—	119	—	—	399	—	—	775
Substandard	84	2,501	3,481	256	1,463	2,336	81	—	10,202
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$212,570	$381,734	$257,437	$180,191	$76,935	$188,808	$461,427	$753	$1,759,855
Commercial and industrial
Risk rating
Pass	$128,598	$110,817	$54,416	$49,557	$29,931	$7,293	$204,237	$1,780	$586,629
Special mention	—	—	15	—	—	992	—	—	1,007
Substandard	1,317	468	230	2,922	237	2,171	3,346	—	10,691
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$129,915	$111,285	$54,661	$52,479	$30,168	$10,456	$207,583	$1,780	$598,327
Residential real estate
Risk rating
Pass	$35,040	$29,766	$277,611	$5,183	$12,506	$130,144	$57,699	$1,065	$549,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	213	187	22	156	1,960	4,710	66	7,314
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$35,040	$29,979	$277,798	$5,205	$12,662	$132,104	$62,409	$1,131	$556,328
Agricultural real estate
Risk rating
Pass	$22,368	$26,762	$17,987	$18,551	$10,653	$20,039	$74,010	$289	$190,659
Special mention	903	158	—	—	—	164	605	—	1,830
Substandard	40	—	24	—	101	3,423	37	—	3,625
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$23,311	$26,920	$18,011	$18,551	$10,754	$23,626	$74,652	$289	$196,114
Agricultural
Risk rating
Pass	$12,424	$7,363	$4,815	$7,148	$1,385	$3,809	$78,285	$55	$115,284
Special mention	—	—	—	—	—	33	9	—	42
Substandard	39	10	464	629	1,861	52	206	—	3,261
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$12,463	$7,373	$5,279	$7,777	$3,246	$3,894	$78,500	$55	$118,587
Consumer
Risk rating
Pass	$47,019	$24,620	$10,384	$4,841	$1,281	$2,885	$12,035	$1	$103,066
Special mention	—	—	—	—	—	—	—	—	—
Substandard	50	241	163	98	49	23	—	—	624
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$47,069	$24,861	$10,547	$4,939	$1,330	$2,908	$12,035	$1	$103,690
Total loans
Risk rating
Pass	$457,678	$578,561	$619,050	$265,215	$131,228	$350,243	$887,612	$3,943	$3,293,530
Special mention	1,160	158	134	—	—	1,588	614	—	3,654
Substandard	1,530	3,433	4,549	3,927	3,867	9,965	8,380	66	35,717
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$460,368	$582,152	$623,733	$269,142	$135,095	$361,796	$896,606	$4,009	$3,332,901

The following table discloses the charge-off and recovery activity by loan type and year of origination for the six month period ending June 30, 2024.

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$(17)	$—	$—	$—	$(2)	$—	$(19)
Gross recoveries	—	—	8	—	1	21	1	—	31
Net charge-offs	$—	$—	$(9)	$—	$1	$21	$(1)	$—	$12
Commercial and industrial
Gross charge-offs	$—	$(1)	$(186)	$(106)	$(40)	$(390)	$(1,119)	$—	$(1,842)
Gross recoveries	—	—	125	1	20	42	7	1	196
Net charge-offs	$—	$(1)	$(61)	$(105)	$(20)	$(348)	$(1,112)	$1	$(1,646)
Residential real estate
Gross charge-offs	$—	$—	$—	$(2)	$—	$(21)	$(10)	$—	$(33)
Gross recoveries	—	—	—	1	—	19	—	—	20
Net charge-offs	$—	$—	$—	$(1)	$—	$(2)	$(10)	$—	$(13)
Agricultural real estate
Gross charge-offs	$—	$—	$—	$(1)	$—	$—	$—	$—	$(1)
Gross recoveries	—	—	—	—	—	2	—	—	2
Net charge-offs	$—	$—	$—	$(1)	$—	$2	$—	$—	$1
Agricultural
Gross charge-offs	$—	$—	$(25)	$(2)	$—	$—	$—	$—	$(27)
Gross recoveries	—	—	—	1	—	—	—	—	1
Net charge-offs	$—	$—	$(25)	$(1)	$—	$—	$—	$—	$(26)
Consumer
Gross charge-offs	$(69)	$(61)	$(42)	$(53)	$(15)	$(73)	$(27)	$—	$(340)
Gross recoveries	3	4	9	21	8	67	6	—	118
Net charge-offs	$(66)	$(57)	$(33)	$(32)	$(7)	$(6)	$(21)	$—	$(222)
Total loans
Gross charge-offs	$(69)	$(62)	$(270)	$(164)	$(55)	$(484)	$(1,158)	$—	$(2,262)
Gross recoveries	3	4	142	24	29	151	14	1	368
Net charge-offs	$(66)	$(58)	$(128)	$(140)	$(26)	$(333)	$(1,144)	$1	$(1,894)

The following table discloses the charge-off and recovery activity by loan type and year of origination for the six month period ending June 30, 2023.

June 30, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$—	$—	$(9)	$(1)	$—	$—	$(10)
Gross recoveries	—	64	—	—	—	13	—	—	77
Net charge-offs	$—	$64	$—	$—	$(9)	$12	$—	$—	$67
Commercial and industrial
Gross charge-offs	$—	$(5)	$(10)	$(19)	$(2)	$—	$(1,039)	$—	$(1,075)
Gross recoveries	—	29	—	15	—	7	—	—	51
Net charge-offs	$—	$24	$(10)	$(4)	$(2)	$7	$(1,039)	$—	$(1,024)
Residential real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(53)	$(4)	$—	$(57)
Gross recoveries	—	—	—	—	—	58	—	—	58
Net charge-offs	$—	$—	$—	$—	$—	$5	$(4)	$—	$1
Agricultural real estate
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross recoveries	—	—	—	—	—	3	—	—	3
Net charge-offs	$—	$—	$—	$—	$—	$3	$—	$—	$3
Agricultural
Gross charge-offs	$—	$—	$(107)	$—	$—	$(1)	$—	$—	$(108)
Gross recoveries	—	—	—	—	—	155	—	—	155
Net charge-offs	$—	$—	$(107)	$—	$—	$154	$—	$—	$47
Consumer
Gross charge-offs	$(61)	$(108)	$(71)	$(28)	$(39)	$(118)	$(31)	$—	$(456)
Gross recoveries	—	9	37	8	5	60	8	—	127
Net charge-offs	$(61)	$(99)	$(34)	$(20)	$(34)	$(58)	$(23)	$—	$(329)
Total loans
Gross charge-offs	$(61)	$(113)	$(188)	$(47)	$(50)	$(173)	$(1,074)	$—	$(1,706)
Gross recoveries	—	102	37	23	5	296	8	—	471
Net charge-offs	$(61)	$(11)	$(151)	$(24)	$(45)	$123	$(1,066)	$—	$(1,235)

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at June 30, 2024, and 2023, that were both experiencing financial difficulty and modified during the three months ended June 30, 2024, and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

June 30, 2024	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$200	$—	$—	$200	0.01%
Commercial and industrial	3,601	—	—	—	3,601	0.54%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	—	109	—	109	0.05%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$3,601	$200	$109	$—	$3,910	0.11%

June 30, 2023	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$443	$443	0.03%
Commercial and industrial	—	1,324	—	3,098	4,422	0.76%
Residential real estate	—	—	—	12	12	0.00%
Agricultural real estate	—	—	—	—	—	0.00%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$—	$1,324	$—	$3,553	$4,877	0.15%

The following table presents the amortized cost basis of loans at June 30, 2024, and 2023, that were both experiencing financial difficulty and modified during the six months ended June 30, 2024, and 2023, by class and by type of modification.

June 30, 2024	Payment Delay	Term Extension	Combination Rate Change, Payment Delay and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$237	$—	$—	$237	0.01%
Commercial and industrial	3,601	—	—	—	3,601	0.54%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	354	109	—	463	0.21%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$3,601	$591	$109	$—	$4,301	0.12%

June 30, 2023	Payment Delay	Term Extension	Combination Rate Change, Payment Delay and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$443	$443	0.03%
Commercial and industrial	—	1,566	—	9,079	10,645	1.82%
Residential real estate	—	—	—	12	12	0.00%
Agricultural real estate	—	400	—	171	571	0.28%
Agricultural	122	—	—	475	597	0.57%
Consumer	—	—	25	—	25	0.02%
Total	$122	$1,966	$25	$10,180	$12,293	0.37%

At June 30, 2024, and 2023, there were $90 and $410 in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended June 30, 2024, and 2023.

June 30, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	211	211
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$—	$—	$211	$211

June 30, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Residential real estate	—	—	12	12
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	25	—	25
Total	$—	$25	$12	$37

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2024, and 2023.

June 30, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.15
Commercial and industrial	—	—%	—
Residential real estate	—	—%	—
Agricultural real estate	—	0.32%	1.00
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	0.32%	0.45

June 30, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	$—	—%	0.49
Commercial and industrial	—	—%	3.11
Residential real estate	—	—%	3.42
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	2.88

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2024, and 2023.

June 30, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.23
Commercial and industrial	—	—%	—
Residential real estate	—	—%	—
Agricultural real estate	—	0.32%	0.85
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	0.32%	0.64

June 30, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	$—	—%	0.49
Commercial and industrial	—	—%	1.36
Residential real estate	—	—%	3.42
Agricultural real estate	—	—%	1.00
Agricultural	—	—%	0.58
Consumer	—	(0.24)%	2.16
Total loans	$—	(0.24)%	1.28

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of June 30, 2024, and December 31, 2023.

	Allowance for Credit Losses
	June 30, 2024	December 31, 2023
Commercial real estate	$322	$285
Commercial and industrial	1,071	1,053
Agricultural real estate	6	2
Residential real estate	36	35
Agricultural	—	3
Consumer	11	247
Total allowance for credit losses	$1,446	$1,625

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At June 30, 2024, the portfolio of interest rate swaps had a weighted average maturity of 6.48 years, a weighted average pay rate of 4.60% and a weighted average rate received of 8.50%. At December 31, 2023, the portfolio of interest rate swaps had a weighted average maturity of 6.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 8.50%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes and Federal Home Loan Bank advance interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at June 30, 2024, and December 31, 2023.

	June 30, 2024			December 31, 2023
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	11.2	2.81%	7.40%	11.7	2.80%	7.43%
Variable rate FHLB advance hedges	1.7	3.59%	5.33%	2.2	3.58%	5.35%
Prime based receivable loan hedges	—	0.00%	0.00%	0.2	8.50%	5.60%
Total cash flow hedges	2.4	3.53%	5.47%	1.4	6.43%	5.56%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At June 30, 2024, this portfolio of interest rate swaps had a weighted average maturity of 4.46 years, weighted average pay rate of 7.40% and a weighted average rate received of 7.58%. At December 31, 2023, this portfolio of interest rate swaps had a weighted average maturity of 4.63 years, weighted average pay rate of 8.31% and weighted average rate received of 8.46%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2024, and December 31, 2023.

	June 30, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$18,247	$1,632	$—	$15,461	$1,580	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	107,500	3,857	—	257,500	1,976	631
Total derivatives designated as hedging relationships	125,747	5,489	—	272,961	3,556	631
Derivatives not designated as hedging instruments:
Interest rate swaps	200,361	4,182	3,786	180,911	3,446	3,025
Total derivatives not designated as hedging instruments	200,361	4,182	3,786	180,911	3,446	3,025
Total	$326,108	9,671	3,786	$453,872	7,002	3,656
Cash collateral		—	9,041		—	5,952
Netting adjustments		(8,852)	(8,852)		(6,406)	(6,406)
Net amount presented in Balance Sheet		$819	$3,975		$596	$3,202

The table below lists designated and qualifying hedged items in fair value hedges at June 30, 2024, and December 31, 2023.

	June 30, 2024			December 31, 2023
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$15,095	$(1,909)	$(422)	$15,795	$(1,826)	$(446)
Total	$15,095	$(1,909)	$(422)	$15,795	$(1,826)	$(446)

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three and six months period ended June 30, 2024, and 2023, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$5	$2	$6	$10
Total net gain (loss) related to derivatives designated as hedging instruments	5	2	6	10
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	5	2	6	10
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	143	207	219	204
Total net gains (losses) related to derivatives not designated as hedging instruments	143	207	219	204
Net gains (losses) on derivatives and hedging activities	$148	$209	$225	$214

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended June 30, 2024, and 2023.

	June 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(34)	$39	$5	$159
Total	$(34)	$39	$5	$159

	June, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$237	$(235)	$2	$155
Total	$237	$(235)	$2	$155

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six month periods ended June 30, 2024, and 2023.

	June 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$112	$(106)	$6	$320
Total	$112	$(106)	$6	$320

	June 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(130)	$140	$10	$304
Total	$(130)	$140	$10	$304

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended June 30, 2024, and 2023.

	June 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$167	$127	$(169)
FHLB advance hedges	(12)	—	438
Subordinated note hedges	35	24	87
Total	$190	$151	$356

	June 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$33	$25	$(970)
FHLB advance hedges	1,909	1,442	349
Subordinated note hedges	173	130	(6)
Total	$2,115	$1,597	$(627)

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the six month periods ended June 30, 2024, and 2023.

	June 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$1,159	$876	$(1,267)
FHLB advance hedges	969	741	874
Subordinated note hedges	196	146	175
Total	$2,324	$1,763	$(218)

	June 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$956	$711	$(1,750)
FHLB advance hedges	2,032	1,534	382
Subordinated note hedges	(74)	(55)	65
Total	$2,914	$2,190	$(1,303)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended June 30, 2024, and December 31, 2023, are listed below.

June 30, 2024	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,806	$3,806	12.7	3.29%
Total operating leases	$3,806	$3,806	12.7	3.29%

December 31, 2023	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,291	$3,307	14.8	3.00%
Total operating leases	$3,291	$3,307	14.8	3.00%

Operating lease costs for the three and six months ended June 30, 2024, and 2023, are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$155	$212	$275	$408
Short-term lease cost	—	—	—	—
Variable lease cost	14	14	43	28
Total operating lease cost	$169	$226	$318	$436

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or six month periods ended June 30, 2024.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	June 30, 2024
Due in one year or less	$574
Due after one year through two years	615
Due after two years through three years	586
Due after three years through four years	512
Due after four years through five years	313
Thereafter	2,094
Total undiscounted cash flows	4,694
Discount on cash flows	(888)
Total operating lease liability	$3,806

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2024, and December 31, 2023, are listed below.

	June 30, 2024	December 31, 2023
Federal funds purchased	$—	$—
Retail repurchase agreements	38,031	43,582

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $40,204 and $47,282 at June 30, 2024, and December 31, 2023. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at June 30, 2024, and December 31, 2023.

	June 30, 2024	December 31, 2023
Average daily balance during the period	$44,136	$43,469
Average interest rate during the period	1.83%	1.13%
Maximum month-end balance year-to-date	$47,312	$46,798
Weighted average interest rate at period-end	1.82%	1.69%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances.

Federal Home Loan Bank advances as of June 30, 2024, and December 31, 2023, are as follows.

	June 30, 2024	December 31, 2023
Federal Home Loan Bank line of credit advances	$150,306	$—
Federal Home Loan Bank fixed-rate term advances	100,000	100,000
Total Federal Home Loan Bank advances	$250,306	$100,000

At June 30, 2024, and December 31, 2023, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $44,981 and $39,922. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $863,207 and securities of $82,024 for a total of $945,231 at June 30, 2024, and qualifying loans of $846,601 and securities of $65,209 for a total of $911,810 at December 31, 2023. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $684,768 and $770,711 at June 30, 2024, and December 31, 2023.

Federal Reserve Bank borrowings

At June 30, 2024, and December 31, 2023, the Company had a borrowing capacity of $340,128 and $471,569, for which the Company has pledged loans with an outstanding balance of $397,225 and $394,810 and securities with a fair value of $9,620 and $155,934. At December 31, 2023 the Company held $140,000 in borrowings secured from this facility under the Federal Reserve's Bank Term Funding Program with a rate of 4.38% and maturity date of March 22, 2024. The Company repaid this borrowing at maturity and there were no outstanding borrowings at June 30, 2024.

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

There were no outstanding principal balances on the bank stock loan at June 30, 2024, and December 31, 2023.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of June 30, 2024, and December 31, 2023, are listed below.

	June 30, 2024	December 31, 2023
Subordinated debentures	$23,769	$23,594
Subordinated notes	73,427	73,327
Total	$97,196	$96,921

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

Subordinated debentures as of June 30, 2024, and December 31, 2023, are listed below.

	June 30, 2024	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	7.59%	10.8
CTIII subordinated debentures	5,155	7.49%	13.0
CFSTI subordinated debentures	5,155	8.85%	8.5
ASBSTI subordinated debentures	7,732	7.40%	11.2
Total contractual balance	28,352
Fair market value adjustments	(4,583)
Total subordinated debentures	$23,769

	December 31, 2023	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	7.66%	11.3
CTIII subordinated debentures	5,155	7.54%	13.5
CFSTI subordinated debentures	5,155	8.87%	9.0
ASBSTI subordinated debentures	7,732	7.45%	11.7
Total contractual balance	28,352
Fair market value adjustments	(4,758)
Total subordinated debentures	$23,594

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

Subordinated notes as of June 30, 2024, are listed below.

	June 30, 2024	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	6.0
Total principal outstanding	75,000
Debt issuance cost	(1,573)
Total subordinated notes	$73,427

Subordinated notes as of December 31, 2023, are listed below.

	December 31, 2023	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	6.5
Total principal outstanding	75,000
Debt issuance cost	(1,673)
Total subordinated notes	$73,327

Future principal repayments

Future principal repayments of the June 30, 2024, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	FRB Borrowings	Total
Due in one year or less	$38,031	$250,306	$—	$—	$—	$288,337
Due after one year through two years	—	—	—	—	—	—
Due after two years through three years	—	—	—	—	—	—
Due after three years through four years	—	—	—	—	—	—
Due after four years through five years	—	—	—	—	—	—
Thereafter	—	—	28,352	75,000	—	103,352
Total	$38,031	$250,306	$28,352	$75,000	$—	$391,689

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At June 30, 2024, and December 31, 2023, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at June 30, 2024, and December 31, 2023.

	June 30, 2024	December 31, 2023
Class A common stock – issued	20,587,499	20,460,615
Class A common stock – held in treasury	(5,379,537)	(5,016,964)
Class A common stock – outstanding	15,207,962	15,443,651
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $34 and $69 was recorded for the three and six months ended June, 2024. ESPP compensation expense of $38 and $77 was recorded for the three and six months ended June 2023. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2021 to February 14, 2022	14,274	$27.37	$69
February 15, 2022 to August 14, 2022	14,555	27.61	71
August 15, 2022 to February 14, 2023	17,508	26.18	81
February 15, 2023 to August 14, 2023	14,548	22.34	57
August 15, 2023 to February 14, 2024	16,884	21.79	65

In September of 2021, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 29, 2021, and concluding October 28, 2022. The repurchase program did not obligate the Company to acquire a specific dollar amount or number of shares and it may be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2022, and 2021, the Company repurchased a total of 1,000,000 shares of the Company’s outstanding common stock at an average price paid of $32.11 per share.

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

On July 26, 2023, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2023, and concluding on September 30, 2024. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received September 27, 2023. Under this program, during the six months ended June 30, 2024, the Company repurchased a total of 362,573 shares of the Company’s outstanding common stock at an average price paid of $32.71 per share. At June 30, 2024, there are 637,427 shares remaining available for repurchase under the program.

Accumulated other comprehensive income (loss)

At June 30, 2024, and December 31, 2023, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of June 30, 2024, and December 31, 2023, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
June 30, 2024
Net unrealized or unamortized gains (losses)	$(84,629)	$3,163	$(81,466)
Tax effect	20,228	(767)	19,461
	$(64,401)	$2,396	$(62,005)
December 31, 2023
Net unrealized or unamortized gains (losses)	$(77,548)	$839	$(76,709)
Tax effect	18,995	(206)	18,789
	$(58,553)	$633	$(57,920)

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of June 30, 2024, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2024, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2024, and December 31, 2023, are presented in the table below. The Company was able to take advantage of the accumulated other comprehensive income exception on capital calculations that was made available by regulators in order to maintain strong regulatory ratios. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2024
Total capital to risk weighted assets
Equity Bancshares, Inc.	$595,887	14.61%	$428,401	10.50%	$	N/A	N/A
Equity Bank	571,710	14.04%	427,714	10.50%		407,437	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	477,527	11.70%	346,801	8.50%		N/A	N/A
Equity Bank	526,777	12.93%	346,245	8.50%		325,877	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	453,758	11.12%	285,601	7.00%		N/A	N/A
Equity Bank	526,777	12.93%	285,143	7.00%		264,775	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	477,527	9.14%	208,903	4.00%		N/A	N/A
Equity Bank	526,777	10.11%	208,473	4.00%		260,591	5.00%
December 31, 2023
Total capital to risk weighted assets
Equity Bancshares, Inc.	$589,131	15.48%	$399,729	10.50%	$	N/A	N/A
Equity Bank	571,938	15.05%	399,006	10.50%		380,006	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	470,659	12.36%	323,590	8.50%		N/A	N/A
Equity Bank	526,793	13.86%	323,005	8.50%		304,004	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	447,064	11.74%	266,486	7.00%		N/A	N/A
Equity Bank	526,793	13.86%	266,004	7.00%		247,004	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	470,659	9.46%	199,112	4.00%		N/A	N/A
Equity Bank	526,793	10.60%	198,782	4.00%		248,477	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six months ended June 2024, and 2023.

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Basic:
Net income (loss) allocable to common stockholders	$11,716	$11,456	$25,784	$23,779
Weighted average common shares outstanding	15,248,654	15,467,857	15,332,357	15,654,466
Weighted average vested restricted stock units	49	521	4,849	8,049
Weighted average shares	15,248,703	15,468,378	15,337,206	15,662,515
Basic earnings (loss) per common share	$0.77	$0.74	$1.68	$1.52
Diluted:
Net income (loss) allocable to common stockholders	$11,716	$11,456	$25,784	$23,779
Weighted average common shares outstanding for:
Basic earnings per common share	15,248,703	15,468,378	15,337,206	15,662,515
Dilutive effects of the assumed exercise of stock options	57,149	28,479	54,652	39,736
Dilutive effects of the assumed vesting of restricted stock units	70,943	55,231	80,324	83,613
Dilutive effects of the assumed exercise of ESPP purchases	1,185	2,167	1,204	3,197
Average shares and dilutive potential common shares	15,377,980	15,554,255	15,473,386	15,789,061
Diluted earnings (loss) per common share	$0.76	$0.74	$1.67	$1.51

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of June 30, 2024, and 2023.

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Stock options	200,000	279,720	224,671	262,562
Restricted stock units	2,707	212,210	6,837	181,834
Total antidilutive shares	202,707	491,930	231,508	444,396

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of June 30, 2024, and December 31, 2023.

	June 30, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$75,132	$—
U.S. Treasury securities	95,039	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	603,847	—
Private label residential mortgage-backed securities	—	129,065	—
Corporate	—	56,095	—
Small Business Administration loan pools	—	6,873	—
State and political subdivisions	—	76,125	—
Derivative assets:
Derivative assets (included in other assets)	—	9,671	—
Cash collateral held by counterparty and netting adjustments	(8,852)	—	—
Total derivative assets	(8,852)	9,671	—
Other assets:
Equity securities with readily determinable fair value	648	—	—
Total other assets	648	—	—
Total assets	$86,835	$956,808	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,786	$—
Cash collateral held by counterparty and netting adjustments	189	—	—
Total derivative liabilities	189	3,786	—
Total liabilities	$189	$3,786	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$33,087	$—
U.S. Treasury securities	89,256	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	529,143	—
Private label residential mortgage-backed securities	—	137,841	—
Corporate	—	49,683	—
Small Business Administration loan pools	—	7,727	—
State and political subdivisions	—	72,911	—
Derivative assets:
Derivative assets (included in other assets)	—	7,002	—
Cash collateral held by counterparty and netting adjustments	(6,406)	—	—
Total derivative assets	(6,406)	7,002	—
Other assets:
Equity securities with readily determinable fair value	674	—	—
Total other assets	674	—	—
Total assets	$83,524	$837,394	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,656	$—
Cash collateral held by counterparty and netting adjustments	(454)	—	—
Total derivative liabilities	(454)	3,656	—
Total liabilities	$(454)	$3,656	$—

There were no material transfers between levels during the six months ended June 30, 2024, or the year ended December 31, 2023. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of June 30, 2024, and December 31, 2023.

	June 30. 2024
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$2,766
Commercial and industrial	—	—	4,619
Residential real estate	—	—	3,611
Agricultural real estate	—	—	2,703
Other	—	—	1,204
Other real estate owned:
Commercial real estate	—	—	1,061
Residential real estate	—	—	57

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$1,616
Commercial and industrial	—	—	3,706
Residential real estate	—	—	6,165
Agricultural real estate	—	—	2,606
Other	—	—	2,442
Other real estate owned:
Commercial real estate	—	—	1,061
Residential real estate	—	—	170

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2024, or December 31, 2023.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of June 30, 2024, and December 31, 2023.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
June 30, 2024
Individually evaluated real estate loans	$13,326	Sales Comparison Approach	Adjustments for differences between comparable sales	2% - 45% (23%)
Individually evaluated real estate loans	$1,577	Cost Approach	Adjustments for differences between replacement cost and depreciated cost	26% - 70% (29%)
Individually evaluated other real estate owned	$1,118	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 23% (14%)
December 31, 2023
Individually evaluated real estate loans	$16,535	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 34% (19%)
Individually evaluated other real estate owned	$1,231	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 28% (18%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for June 30, 2024, and December 31, 2023.

	June 30, 2024
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$260,266	$260,266	$260,266	$—	$—
Available-for-sale securities	1,042,176	1,042,176	95,039	947,137	—
Held-to-maturity securities	5,226	5,267	—	5,267	—
Loans held for sale	1,959	1,959	—	1,959	—
Loans, net of allowance for credit losses	3,410,920	3,352,188	—	—	3,352,188
Federal Reserve Bank and Federal Home Loan Bank stock	33,171	33,171	—	33,171	—
Interest receivable	27,381	27,381	—	27,381	—
Derivative assets	9,671	9,671	—	9,671	—
Cash collateral held by derivative counterparty and netting adjustments	(8,852)	(8,852)	(8,852)	—	—
Total derivative assets	819	819	(8,852)	9,671	—
Equity securities with readily determinable fair value	648	648	648	—	—
Total assets	$4,782,566	$4,723,875	$347,101	$1,024,586	$3,352,188
Financial liabilities:
Deposits	$4,341,437	$4,336,232	$—	$4,336,232	$—
Federal funds purchased and retail repurchase agreements	38,031	38,031	—	38,031	—
Federal Home Loan Bank advances	250,306	250,306	—	250,306	—
Subordinated debentures	23,769	23,769	—	23,769	—
Subordinated notes	73,427	72,302	—	72,302	—
Contractual obligations	23,770	23,770	—	23,770	—
Interest payable	6,777	6,777	—	6,777	—
Derivative liabilities	3,786	3,786	—	3,786	—
Cash collateral held by derivative counterparty and netting adjustments	189	189	189	—	—
Total derivative liabilities	3,975	3,975	189	3,786	—
Total liabilities	$4,761,492	$4,755,162	$189	$4,754,973	$—

	December 31, 2023
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$379,099	$379,099	$379,099	$—	$—
Available-for-sale securities	919,648	919,648	89,256	830,392	—
Held-to-maturity securities	2,209	2,250	—	2,250	—
Loans held for sale	476	476	—	476	—
Loans, net of allowance for credit losses	3,289,381	3,227,789	—	—	3,227,789
Federal Reserve Bank and Federal Home Loan Bank stock	20,608	20,608	—	20,608	—
Interest receivable	25,497	25,497	—	25,497	—
Derivative assets	7,002	7,002	—	7,002	—
Cash collateral held by derivative counterparty and netting adjustments	(6,406)	(6,406)	(6,406)	—	—
Total derivative assets	596	596	(6,406)	7,002	—
Equity securities with readily determinable fair value	674	674	674	—	—
Total assets	$4,638,188	$4,576,637	$462,623	$886,225	$3,227,789
Financial liabilities:
Deposits	$4,145,455	$4,140,501	$—	$4,140,501	$—
Federal funds purchased and retail repurchase agreements	43,582	43,582	—	43,582	—
Federal Home Loan Bank advances	100,000	100,000	—	100,000	—
Federal Reserve Bank Borrowings	140,000	140,000	—	140,000	—
Subordinated debentures	23,594	23,594	—	23,594	—
Subordinated notes	73,327	71,827	—	71,827	—
Contractual obligations	19,315	19,315	—	19,315	—
Interest payable	9,180	9,180	—	9,180	—
Derivative liabilities	3,656	3,656	—	3,656	—
Cash collateral held by derivative counterparty and netting adjustments	(454)	(454)	(454)	—	—
Total derivative liabilities	3,202	3,202	(454)	3,656	—
Total liabilities	$4,557,655	$4,551,201	$(454)	$4,551,655	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2024, and December 31, 2023, were as follows.

	June 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$40,581	$436,837	$47,465	$343,715
Mortgage loans in the process of origination	4,736	1,477	4,574	357
Unused lines of credit	150,696	411,962	124,893	355,270

At June 30, 2024, the fixed rate loan commitments have interest rates ranging from 3.95% to 18.00% and maturities ranging from 1 month to 126 months.

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

The contractual amounts of standby letters of credit as of June 30, 2024, and December 31, 2023, were as follows.

	June 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$16,990	$31,348	$18,145	$30,680

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2024, and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Non-interest income
Service charges and fees	$2,541	$2,653	$5,110	$5,198
Debit card income	2,621	2,653	5,068	5,207
Mortgage banking(a)	245	213	433	301
Increase in bank-owned life insurance(a)	911	757	1,739	2,340
Net gain (loss) on acquisitions(a)	60	—	1,300	—
Net gain (loss) from securities transactions(a)	(27)	(1,322)	16	(1,290)
Other
Investment referral income	149	118	287	207
Trust income	384	268	703	508
Insurance sales commissions	107	28	143	141
Recovery on zero-basis purchased loans(a)	1,028	507	4,373	513
Income (loss) from equity method investments(a)	(28)	(56)	(87)	(111)
Other non-interest income related to loans and deposits	965	1,150	2,112	2,512
Other non-interest income not related to loans and deposits(a)	2	(19)	(508)	24
Total other non-interest income	2,607	1,996	7,023	3,794
Total	$8,958	$6,950	$20,689	$15,550
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS AND BRANCH SALES

At close of business on February 9, 2024, the Company acquired 100% of the outstanding common shares of Rockhold BanCorp ("Rockhold"), the holding company of the Bank of Kirksville (“BOK”), based in Kirksville, Missouri. Results of operations of BOK were included in the Company’s results of operations beginning February 10, 2024. Acquisition-related costs associated with this acquisition were $3,822 ($3,028 on an after-tax basis) and are included in merger expense in the Company’s income statement for the six months ended June 30, 2024.

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
Cash and due from banks	$105,218
Available-for-sale securities	164,629
Loans	118,131
Premises and equipment	3,473
Core deposit intangible	11,530
Other assets	3,255
Total assets acquired	406,236
Deposits	349,777
Federal funds purchased and retail repurchase agreements	8,818
Interest payable and other liabilities	2,037
Total liabilities assumed	360,632
Total identifiable net assets	45,604
Bargain purchase gain	(1,300)
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

Assuming the Rockhold acquisition would have taken place on January 1, 2023, total combined revenue would have been $112,840 for the six months ended June 30, 2024, and $153,188 for the year ended December 31, 2023. Net income would have been $28,123 at June 30, 2024, and $14,020 at December 31, 2023. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former Rockhold locations are not available subsequent to the acquisition.

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

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets for the six months ended June 30, 2024, and June 30, 2023. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Six Months ended June 30, 2024
Interest and dividend income	$146,549	$350	$—		$146,899
Interest expense	52,397	3,844	—		56,241
Net interest income	94,152	(3,494)	—		90,658
Provision (reversal) for credit losses	1,265	—	—		1,265
Net interest income after provision (reversal) for credit losses	92,887	(3,494)	—		89,393
Non-interest income
Service charges and fees	5,110	—	—		5,110
Debit card income	5,068	—	—		5,068
Mortgage banking	433	—	—		433
Increase in value of bank-owned life insurance	1,739	—	—		1,739
Net gain on acquisition and branch sales	1,300	—	—		1,300
Net gain (loss) from securities transactions	(277)	293	—		16
Other	7,023	30,088	(30,088)	(a)	7,023
Total non-interest income	20,396	30,381	(30,088)		20,689
Non-interest expense
Salaries and employee benefits	35,837	87	—		35,924
Net occupancy and equipment	7,322	—	—		7,322
Data processing	9,864	—	—		9,864
Professional fees	2,840	330	—		3,170
Advertising and business development	2,528	1	—		2,529
Telecommunications	1,227	—	—		1,227
FDIC insurance	1,161	—	—		1,161
Courier and postage	1,226	—	—		1,226
Free nationwide ATM cost	1,025	—	—		1,025
Amortization of core deposit intangibles	2,117	—	—		2,117
Loan expense	304	—	—		304
Other real estate owned	(67)	—	—		(67)
Merger expenses	3,278	565	—		3,843
Other	6,676	(298)	—		6,378
Intersegment service charges	(690)	690	—		—
Total non-interest expense	74,648	1,375	—		76,023
Income (loss) before income tax	38,635	25,512	(30,088)		34,059
Provision (benefit) for income taxes	9,262	(987)	—		8,275
Total segment profit/(loss)	$29,373	$26,499	$(30,088)		$25,784

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Six Months ended June 30, 2023
Interest and dividend income	$117,336	$43	$—		$117,379
Interest expense	35,010	3,830	—		38,840
Net interest income	82,326	(3,787)	—		78,539
Provision (reversal) for credit losses	(68)	—	—		(68)
Net interest income after provision (reversal) for credit losses	82,394	(3,787)	—		78,607
Non-interest income
Service charges and fees	5,198	—	—		5,198
Debit card income	5,207	—	—		5,207
Mortgage banking	301	—	—		301
Increase in value of bank-owned life insurance	2,340	—	—		2,340
Net gain (loss) from securities transactions	(1,290)	—	—		(1,290)
Other	3,794	28,043	(28,043)	(a)	3,794
Total non-interest income	15,550	28,043	(28,043)		15,550
Non-interest expense
Salaries and employee benefits	31,847	82	—		31,929
Net occupancy and equipment	5,819	—	—		5,819
Data processing	8,409	—	—		8,409
Professional fees	2,670	359	—		3,029
Advertising and business development	2,408	—	—		2,408
Telecommunications	1,001	—	—		1,001
FDIC insurance	875	—	—		875
Courier and postage	921	—	—		921
Free nationwide ATM cost	1,049	—	—		1,049
Amortization of core deposit intangibles	1,836	—	—		1,836
Loan expense	253	—	—		253
Other real estate owned	190	—	—		190
Other	9,083	(443)	—		8,640
Intersegment service charges	(662)	662	—		—
Total non-interest expense	65,699	660	—		66,359
Income (loss) before income tax	32,245	23,596	(28,043)		27,798
Provision (benefit) for income taxes	5,049	(1,030)	—		4,019
Total segment profit/(loss)	$27,196	$24,626	$(28,043)		$23,779

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months ended June 30, 2024
Interest and dividend income	$74,959	$173	$—		$75,132
Interest expense	26,735	1,921	—		28,656
Net interest income	48,224	(1,748)	—		46,476
Provision (reversal) for credit losses	265	—	—		265
Net interest income after provision (reversal) for credit losses	47,959	(1,748)	—		46,211
Non-interest income
Service charges and fees	2,541	—	—		2,541
Debit card income	2,621	—	—		2,621
Mortgage banking	245	—	—		245
Increase in value of bank-owned life insurance	911	—	—		911
Net gain on acquisition and branch sales	60	—	—		60
Net gain (loss) from securities transactions	(27)	—	—		(27)
Other	2,607	13,785	(13,785)	(a)	2,607
Total non-interest income	8,958	13,785	(13,785)		8,958
Non-interest expense
Salaries and employee benefits	17,788	39	—		17,827
Net occupancy and equipment	3,787	—	—		3,787
Data processing	5,036	—	—		5,036
Professional fees	1,610	168	—		1,778
Advertising and business development	1,291	—	—		1,291
Telecommunications	572	—	—		572
FDIC insurance	590	—	—		590
Courier and postage	620	—	—		620
Free nationwide ATM cost	531	—	—		531
Amortization of core deposit intangibles	1,218	—	—		1,218
Loan expense	195	—	—		195
Other real estate owned	17	—	—		17
Merger expenses	2,282	5	—		2,287
Other	4,121	(999)	—		3,122
Intersegment service charges	(345)	345	—		—
Total non-interest expense	39,313	(442)	—		38,871
Income (loss) before income tax	17,604	12,479	(13,785)		16,298
Provision (benefit) for income taxes	5,091	(509)	—		4,582
Total segment profit/(loss)	$12,513	$12,988	$(13,785)		$11,716

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months ended June 30, 2023
Interest and dividend income	$61,231	$25	$—		$61,256
Interest expense	19,877	1,950	—		21,827
Net interest income	41,354	(1,925)	—		39,429
Provision (reversal) for credit losses	298	—	—		298
Net interest income after provision (reversal) for credit losses	41,056	(1,925)	—		39,131
Non-interest income
Service charges and fees	2,653	—	—		2,653
Debit card income	2,653	—	—		2,653
Mortgage banking	213	—	—		213
Increase in value of bank-owned life insurance	757	—	—		757
Net gain (loss) from securities transactions	(1,322)	—	—		(1,322)
Other	2,484	13,258	(13,746)	(a)	1,996
Total non-interest income	7,438	13,258	(13,746)		6,950
Non-interest expense
Salaries and employee benefits	15,198	39	—		15,237
Net occupancy and equipment	2,940	—	—		2,940
Data processing	4,493	—	—		4,493
Professional fees	1,391	254	—		1,645
Advertising and business development	1,249	—	—		1,249
Telecommunications	516	—	—		516
FDIC insurance	515	—	—		515
Courier and postage	463	—	—		463
Free nationwide ATM cost	524	—	—		524
Amortization of core deposit intangibles	918	—	—		918
Loan expense	136	—	—		136
Other real estate owned	71	—	—		71
Other	5,128	(705)	—		4,423
Intersegment service charges	(986)	986	—		—
Total non-interest expense	32,556	574	—		33,130
Income (loss) before income tax	15,938	10,759	(13,746)		12,951
Provision (benefit) for income taxes	2,035	(540)	—		1,495
Total segment profit/(loss)	$13,903	$11,299	$(13,746)		$11,456

(a) Elimination of equity in earnings of subsidiary

	For the Six Months ended June 30,
	2024			2023
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$2,643	$90	$2,733	$2,211	$76	$2,287
Amortization of operating lease right-of-use-asset	216	—	216	323	—	323
Amortization of clout computing implementation costs	70	—	70	94	—	94
Amortization of intangible assets	2,189	—	2,189	1,908	—	1,908
Purchase of long lived assets	6,337	—	6,337	7,101	—	7,101
Provision (benefit) for income taxes	9,262	(987)	8,275	5,049	(1,030)	4,019

	For the Three Months ended June 30,
	2024			2023
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$1,314	$45	$1,359	$1,117	$38	$1,155
Amortization of operating lease right-of-use-asset	124	—	124	124	—	124
Amortization of clout computing implementation costs	35	—	35	47	—	47
Amortization of intangible assets	1,254	—	1,254	954	—	954
Purchase of long lived assets	873	—	873	2,687	—	2,687
Provision (benefit) for income taxes	5,091	(509)	4,582	2,035	(540)	1,495

	June 30,	December 31,
	2024	2023
Assets
Total assets for reportable segments	$5,234,647	$5,024,161
Holding company administrative adjustments	568,553	560,434
Elimination of bank cash and equity in earnings of subsidiaries	(18,632)	(13,515)
Elimination of investment in subsidiaries	(539,051)	(536,488)
Consolidated total assets	$5,245,517	$5,034,592

NOTE 16 – SUBSEQUENT EVENTS

On April 18, 2024, the Company entered into an agreement and plan of reorganization with KansasLand Bancshares, Inc. ("KansasLand"). KansasLand is the holding company of KansasLand Bank, which has two branch locations in Quinter and Americus, Kansas. This transaction was completed at close of business on July 1, 2024. In their June 30, 2024, unaudited Consolidated Report of Condition, KansasLand reported total assets of $52,553, which included total loans of $28,933. At June 30, 2024, total liabilities of $50,044 were reported by KansasLand, which included deposits of $42,596. KansasLand reported $506 in net loss before income taxes for the quarter ended June 30, 2024.

In May 2022, the Company took a preferred equity interest in a borrower's company to liquidate a troubled lending relationship with the borrower, and on August 1, 2024, the borrower liquidated our preferred equity interest in the company resulting in an $8,500 pre-tax gain that will be recorded in the third quarter of 2024.

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$75,132	$71,767	$64,294	$65,039	$61,256
Interest expense	28,656	27,585	24,827	24,027	21,827
Net interest income	46,476	44,182	39,467	41,012	39,429
Provision (reversal) for credit losses	265	1,000	711	1,230	298
Net gain on acquisition and branch sales	60	1,240	—	—	—
Net gain (loss) from securities transactions	(27)	43	(50,618)	(1)	(1,322)
Other non-interest income	8,925	10,448	7,204	8,736	8,272
Merger expenses	2,287	1,556	297	—	—
Other non-interest expense	36,584	35,596	34,998	34,244	33,130
Income (loss) before income taxes	16,298	17,761	(39,656)	14,273	12,951
Provision for income taxes	4,582	3,693	(11,357)	1,932	1,495
Net income (loss)	11,716	14,068	(28,299)	12,341	11,456
Net income (loss) allocable to common stockholders	11,716	14,068	(28,299)	12,341	11,456
Basic earnings (loss) per share	$0.77	$0.91	$(1.84)	$0.80	$0.74
Diluted earnings (loss) per share	$0.76	$0.90	$(1.84)	$0.80	$0.74
Balance Sheet Data (at period end)
Cash and cash equivalents	$260,266	$235,018	$379,099	$199,017	$278,099
Securities available-for-sale	1,042,176	1,091,717	919,648	1,057,009	1,094,748
Securities held-to-maturity	5,226	2,205	2,209	2,212	2,216
Loans held for sale	1,959	1,311	476	627	2,456
Gross loans held for investment	3,454,407	3,482,163	3,332,901	3,282,118	3,322,670
Allowance for credit losses	43,487	44,449	43,520	44,186	44,544
Loans held for investment, net of allowance for credit losses	3,410,920	3,437,714	3,289,381	3,237,932	3,278,126
Goodwill and core deposit intangibles, net	69,737	70,955	60,323	61,062	61,861
Mortgage servicing asset, net	25	50	75	100	126
Naming rights, net	979	989	1,000	1,011	1,022
Total assets	5,245,517	5,239,036	5,034,592	4,945,267	5,094,883
Total deposits	4,341,437	4,371,026	4,145,455	4,082,170	4,230,950
Borrowings	385,533	360,800	380,503	376,488	381,423
Total liabilities	4,784,082	4,782,260	4,581,732	4,527,137	4,676,448
Total stockholders’ equity	461,435	456,776	452,860	418,130	418,435
Tangible common equity*	390,694	384,782	391,462	355,957	355,426
Performance ratios
Return on average assets (ROAA) annualized	0.91%	1.10%	(2.29)%	0.97%	0.91%
Adjusted operating return on average assets (ROAA)*	1.18%	1.18%	0.97%	0.97%	1.00%
Return on average equity (ROAE) annualized	10.35%	12.29%	(26.53)%	11.49%	10.82%
Return on average tangible common equity (ROATCE) annualized	13.31%	14.96%	(30.39)%	14.18%	13.55%
Yield on loans annualized	7.15%	6.85%	6.62%	6.67%	6.34%
Cost of interest-bearing deposits annualized	2.78%	2.77%	2.58%	2.40%	2.14%
Net interest margin annualized	3.94%	3.75%	3.49%	3.51%	3.38%
Efficiency ratio*	66.03%	65.16%	74.35%	68.83%	69.45%
Non-interest income / average assets annualized	0.69%	0.92%	(3.52)%	0.69%	0.55%
Non-interest expense / average assets annualized	3.01%	2.90%	2.84%	2.69%	2.62%
Capital Ratios
Tier 1 Leverage Ratio	9.14%	9.10%	9.46%	9.77%	9.54%
Common Equity Tier 1 Capital Ratio	11.12%	11.14%	11.74%	12.65%	12.23%
Tier 1 Risk Based Capital Ratio	11.70%	11.73%	12.36%	13.27%	12.84%
Total Risk Based Capital Ratio	14.61%	14.71%	15.48%	16.42%	15.96%
Equity / Assets	8.80%	8.72%	8.99%	8.46%	8.21%
Tangible common equity to tangible assets*	7.55%	7.45%	7.87%	7.29%	7.06%
Dividend payout ratio	15.79%	13.31%	(6.65)%	15.13%	13.53%
Book value per share	$30.36	$29.80	$29.35	$27.13	$27.18
Tangible common book value per share*	$25.70	$25.10	$25.37	$23.09	$23.08
Tangible common book value per diluted share*	$25.44	$24.87	$25.05	$22.96	$22.98
* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 70 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of June 30, 2024, we had consolidated total assets of $5.25 billion, total loans held for investment, net of allowance, of $3.41 billion, total deposits of $4.34 billion, and total stockholders’ equity of $461.4 million. During the three and six month periods ended June 30, 2024, the Company had net income of $11.7 million and $25.8 million. The Company had net income of $11.5 million and $23.8 million for the three and six month periods ended June 30, 2023.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of June 30, 2024. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration, modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended June 30, 2024, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended June 30, 2024, compared with three months ended June 30, 2023: Net income allocable to common stockholders for the three months ended June 30, 2024, was $11.7 million, or $0.76 diluted earnings per share as compared to $11.5 million, or $0.74 diluted earnings per share for the three months ended June 30, 2023, an increase of $260 thousand. The increase was largely due to an increase in net interest income of $7.0 million, an increase in non-interest income of $2.0 million, offset by an increase in non-interest expense of $5.7 million and an increase in the provision for Income taxes of $3.1 million.

Six months ended June 30, 2024, compared with six months ended June 30, 2023: Net income allocable to common stockholders for the six months ended June 30, 2024, was $25.8 million, or $1.67 diluted earnings per share as compared to $23.8 million, or $1.51 diluted earnings per share for the six months ended June 30, 2023, an increase of $2.0 million. The increase was largely due to an increase in net interest income of $12.1 million, an increase in non-interest income of $5.1 million, offset by an increase in the provision for loan losses of $1.3 million, an increase in non-interest expense of $9.7 million and an increase in the provision for Income taxes of $4.3 million.

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

Three months ended June 30, 2024, compared with three months ended June 30, 2023: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2024, and 2023. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Three Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$635,123	$12,782	8.09%	$590,634	$10,885	7.39%
Commercial real estate	1,401,109	24,541	7.04%	1,303,520	20,875	6.42%
Real estate construction	402,831	8,843	8.83%	465,231	8,231	7.10%
Residential real estate	580,338	6,563	4.55%	567,297	6,048	4.28%
Agricultural real estate	206,018	3,944	7.70%	202,584	3,387	6.71%
Agricultural	127,298	3,102	9.80%	101,333	1,704	6.74%
Consumer	106,759	1,743	6.57%	106,898	1,618	6.07%
Total loans	3,459,476	61,518	7.15%	3,337,497	52,748	6.34%
Taxable securities	1,006,018	10,176	4.07%	1,068,653	5,813	2.18%
Nontaxable securities	59,961	401	2.70%	87,318	568	2.61%
Total Securities	1,065,979	10,577	3.99%	1,155,971	6,381	2.21%
Federal funds sold and other	220,258	3,037	5.54%	185,276	2,127	4.60%
Total interest-earning assets	4,745,713	75,132	6.37%	4,678,744	61,256	5.25%
Non-interest-earning assets:
Other real estate owned, net	1,791			4,190
Premises and equipment, net	116,208			105,618
Bank-owned life insurance	128,602			123,002
Goodwill, core deposit and other intangibles, net	71,423			63,453
Other non-interest-earning assets	132,522			89,906
Total assets	$5,196,259			$5,064,913
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,089,206	7,339	2.71%	$1,013,699	5,598	2.22%
Savings and money market	1,441,693	8,607	2.40%	1,309,986	4,905	1.50%
Demand, savings and money market	2,530,899	15,946	2.53%	2,323,685	10,503	1.81%
Certificates of deposit	744,866	6,716	3.63%	903,280	6,701	2.98%
Total interest-bearing deposits	3,275,765	22,662	2.78%	3,226,965	17,204	2.14%
FHLB term and line of credit advances	302,972	3,789	5.03%	101,845	953	3.75%
Subordinated debt	97,121	1,899	7.86%	96,582	1,950	8.10%
Federal Reserve Bank borrowings	—	—	0.00%	140,000	1,528	4.38%
Other borrowings	50,085	306	2.46%	47,077	192	1.64%
Total interest-bearing liabilities	3,725,943	28,656	3.09%	3,612,469	21,827	2.42%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	975,078			977,369
Non-interest-bearing liabilities	39,916			50,213
Stockholders’ equity	455,322			424,862
Total liabilities and stockholders’ equity	$5,196,259			$5,064,913
Net interest income		$46,476			$39,429
Interest rate spread			3.28%			2.83%
Net interest margin(2)			3.94%			3.38%
Total cost of deposits, including non-interest bearing deposits	$4,250,843	$22,662	2.14%	$4,204,334	$17,204	1.64%
Average interest-earning assets to interest-bearing liabilities			127.37%			129.52%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended June 30, 2024, and 2023.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2024, and 2023

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$854	$1,043	$1,897
Commercial real estate	1,628	2,038	3,666
Real estate construction	(1,199)	1,811	612
Residential real estate	141	374	515
Agricultural real estate	58	499	557
Agricultural	508	890	1,398
Consumer	(2)	127	125
Total loans	1,988	6,782	8,770
Taxable securities	(360)	4,723	4,363
Nontaxable securities	(184)	17	(167)
Total securities	(544)	4,740	4,196
Federal funds sold and other	441	469	910
Total interest-earning assets	1,885	11,991	13,876
Interest-bearing liabilities:
Interest-bearing demand deposits	441	1,300	1,741
Savings and money market	535	3,167	3,702
Demand, savings and money market	976	4,467	5,443
Certificates of deposit	(1,289)	1,304	15
Total interest-bearing deposits	(313)	5,771	5,458
FHLB term and line of credit advances	2,422	414	2,836
Subordinated debt	11	(62)	(51)
Federal Reserve Bank borrowings	(1,528)	—	(1,528)
Other borrowings	13	101	114
Total interest-bearing liabilities	605	6,224	6,829
Net Interest Income	$1,280	$5,767	$7,047

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

Interest income increased $13.9 million for the quarter ended June 30, 2024, as compared to the quarter ended June 30, 2023. Of this increase, $12.0 million is attributable to increases in average asset rate/yield. Realized rate increases were attributable to the higher coupons on loan production, purchase accounting accretion, as well as the Company's re-positioning of its investment portfolio in the fourth quarter of 2023. Rate increases were complemented by higher earning asset volume, accounting for the remaining $1.9 million in period over period growth.

The increase in interest expense of $6.8 million was due to the deposit portfolio repricing as market interest rates remained well above our historic cost of deposits as well as increased utilization of our FHLB borrowing line.

During the quarter ended June 30, 2024, when compared to the quarter ended June 30, 2023, net interest margin increased 56 basis points and net interest spread increased by 45 basis points to 3.28% from 2.83%. The increase in both is primarily due to the increase in yield on interest-earning assets, which outpaced the increases in the cost of interest-bearing liabilities.

Six months ended June 30, 2024, compared with six months ended June 30, 2023: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six months ended June 30, 2024, and 2023. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	For the Six Months Ended June 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$634,879	$25,194	7.98%	$584,081	$20,519	7.08%
Commercial real estate	1,425,143	49,142	6.93%	1,324,010	40,987	6.24%
Real estate construction	378,815	16,618	8.82%	434,793	14,926	6.92%
Residential real estate	580,382	13,024	4.51%	568,710	11,848	4.20%
Agricultural real estate	201,520	7,412	7.40%	202,742	6,501	6.47%
Agricultural	129,167	5,493	8.55%	100,795	3,183	6.37%
Consumer	106,107	3,464	6.57%	106,546	3,165	5.99%
Total loans	3,456,013	120,347	7.00%	3,321,677	101,129	6.14%
Taxable securities	1,008,742	20,053	4.00%	1,076,108	11,760	2.20%
Nontaxable securities	61,298	792	2.60%	94,538	1,237	2.64%
Total securities	1,070,040	20,845	3.92%	1,170,646	12,997	2.24%
Federal funds sold and other	217,902	5,707	5.27%	152,747	3,253	4.29%
Total interest-earning assets	4,743,955	146,899	6.23%	4,645,070	117,379	5.10%
Non-interest-earning assets:
Other real estate owned, net	1,780			4,236
Premises and equipment, net	115,983			104,512
Bank-owned life insurance	126,891			123,215
Goodwill, core deposit and other intangibles, net	66,813			63,947
Other non-interest-earning assets	118,413			88,880
Total assets	$5,173,835			$5,029,860
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,085,913	14,786	2.74%	$1,024,317	10,428	2.05%
Savings and money market	1,439,797	16,819	2.35%	1,312,474	8,529	1.31%
Demand, savings and money market	2,525,710	31,605	2.52%	2,336,791	18,957	1.64%
Certificates of deposit	772,126	13,912	3.62%	894,446	12,068	2.72%
Total interest-bearing deposits	3,297,836	45,517	2.78%	3,231,237	31,025	1.94%
FHLB term and line of credit advances	208,160	4,933	4.77%	95,497	1,971	4.16%
Subordinated debt	97,056	3,798	7.87%	96,520	3,794	7.93%
Federal Reserve Bank borrowings	62,308	1,361	4.39%	76,580	1,663	4.38%
Other borrowings	52,649	632	2.42%	48,501	387	1.61%
Total interest-bearing liabilities	3,718,009	56,241	3.04%	3,548,335	38,840	2.21%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	955,027			1,010,448
Non-interest-bearing liabilities	43,769			48,384
Stockholders’ equity	457,030			422,693
Total liabilities and stockholders’ equity	$5,173,835			$5,029,860
Net interest income		$90,658			$78,539
Interest rate spread			3.19%			2.89%
Net interest margin(2)			3.84%			3.41%
Total cost of deposits, including non-interest bearing deposits	$4,252,863	$45,517	2.15%	$4,241,685	$31,025	1.47%
Average interest-earning assets to interest-bearing liabilities			127.59%			130.91%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the six month periods ended June 30, 2024, and 2023.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2024, and 2023

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$1,877	$2,798	$4,675
Commercial real estate	3,274	4,881	8,155
Real estate construction	(2,091)	3,783	1,692
Residential real estate	247	929	1,176
Agricultural real estate	(39)	950	911
Agricultural	1,035	1,275	2,310
Consumer	(13)	312	299
Total loans	4,290	14,928	19,218
Taxable securities	(779)	9,072	8,293
Nontaxable securities	(430)	(15)	(445)
Total securities	(1,209)	9,057	7,848
Federal funds sold and other	1,595	859	2,454
Total interest-earning assets	4,676	24,844	29,520
Interest-bearing liabilities:
Interest-bearing demand deposits	659	3,699	4,358
Savings and money market	899	7,391	8,290
Demand, savings and money market	1,558	11,090	12,648
Certificates of deposit	(1,811)	3,655	1,844
Total interest-bearing deposits	(253)	14,745	14,492
FHLB term and line of credit advances	2,631	331	2,962
Subordinated debt	21	(17)	4
Federal Reserve Bank borrowings	(311)	9	(302)
Other borrowings	36	209	245
Total interest-bearing liabilities	2,124	15,277	17,401
Net Interest Income	$2,552	$9,567	$12,119

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

Interest income on interest-earning assets increased $29.5 million for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023. Of this increase, $24.8 million is attributable to increases in earning asset yields. Yield on loans increased by 86 basis points, driven by continued repricing in a higher interest rate environment as well as the purchase accounting accretion following the Rockhold merger. Investment yields contributed a comparative improvement of $9.1 million, primarily attributable to the Company's strategic repositioning in the fourth quarter of 2023. Earning asset volume generated a comparative increase of $4.7 million, driven by the addition of assets through the Rockhold merger.

There was an increase in interest expense on Total interest-bearing deposits of $17.4 million due to the deposit portfolio repricing as market interest rates remained well above our historic cost of deposits as well as increased utilization of our FHLB borrowing line.

When compared to the six months ended June 30, 2023, net interest margin increased 43 basis points during the six months ended June 30, 2024, while net interest spread increased by 30 basis points to 3.19% from 2.89%. The increase in both can be attributed to an increase in the rate/yield earned on interest-earning assets and to a lesser extent the increase in volume of interest earning asset, offset by an increase in the cost of interest-bearing liabilities portfolio and utilization level of our FHLB line.

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

Three months ended June 30, 2024, compared with three months ended June 30, 2023: During the three months ended June 30, 2024, there was a provision for credit losses of $265 thousand compared to a provision for credit losses of $298 thousand during the three months ended June 30, 2023. The Company continues to estimate the allowance for credit losses with assumptions that anticipate low prepayment rates and continued market disruption caused by elevated inflation, supply chain issues and the impact of monetary policy on consumers and businesses. Net charge-offs for the three months ended June 30, 2024, were $1.2 million compared to net charge-offs of $857 thousand for the three months ended June 30, 2023. For the three months ended June 30, 2024, gross charge-offs were $1.4 million, offset by gross recoveries of $153 thousand. In comparison, gross charge-offs were $1.1 million for the three months ended June 30, 2023, offset by gross recoveries of $211 thousand.

Six months ended June 30, 2024, compared with six months ended June 30, 2023: During the six months ended June 30, 2024, there was a provision for credit losses of $1.3 million compared to a reversal of provision for credit losses of $68 thousand during the six months ended June 30, 2023. The provision for the six months ended is primarily attributable to the establishment of reserves on non-PCD loans acquired in the Rockhold acquisition. Net charge-offs for the six months ended June 30, 2024, were $1.9 million compared to net charge-offs of $1.2 million for the six months ended June 30, 2023. For the six months ended June 30, 2024, gross charge-offs were $2.3 million, offset by gross recoveries of $368 thousand. In comparison, gross charge-offs were $1.7 million for the six months ended June 30, 2023, offset by gross recoveries of $471 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended June 30, 2024, compared with three months ended June 30, 2023: The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2024, and 2023.

Non-Interest Income

For the Three Months Ended June 30,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Service charges and fees	$2,541	$2,653	$(112)	(4.2)%
Debit card income	2,621	2,653	(32)	(1.2)%
Mortgage banking	245	213	32	15.0%
Increase in value of bank-owned life insurance	911	757	154	20.3%
Other
Investment referral income	149	118	31	26.3%
Trust income	384	268	116	43.3%
Insurance sales commissions	107	28	79	282.1%
Recovery on zero-basis purchased loans	1,028	507	521	102.8%
Income (loss) from equity method investments	(31)	(56)	25	(44.6)%
Other non-interest income	970	1,131	(161)	(14.2)%
Total other	2,607	1,996	611	30.6%
Subtotal	8,925	8,272	653	7.9%
Net gain (loss) on acquisition and branch sales	60	—	60	100.0%
Net gain (loss) from securities transactions	(27)	(1,322)	1,295	(98.0)%
Total non-interest income	$8,958	$6,950	$2,008	28.9%

Total non-interest income increased $2.0 million during the three months ended June 30, 2024, as compared to the same period in 2023. The increase is largely attributable to a decrease in losses on securities transactions and an increase in recovery on zero-basis purchased loans.

Six months ended June 30, 2024, compared with six months ended June 30, 2023: The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2024, and 2023

Non-Interest Income

For the Six Months Ended June 30,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Service charges and fees	$5,110	$5,198	$(88)	(1.7)%
Debit card income	5,068	5,207	(139)	(2.7)%
Mortgage banking	433	301	132	43.9%
Increase in value of bank-owned life insurance	1,739	2,340	(601)	(25.7)%
Other
Investment referral income	287	207	80	38.6%
Trust income	703	508	195	38.4%
Insurance sales commissions	143	141	2	1.4%
Recovery on zero-basis purchased loans	4,373	513	3,860	752.4%
Income from equity method investments	(87)	(111)	24	(21.6)%
Other non-interest income	1,604	2,536	(932)	(36.8)%
Total other	7,023	3,794	3,229	85.1%
Subtotal	19,373	16,840	2,533	15.0%
Net gain (loss) on acquisition and branch sales	1,300	—	1,300	(100.0)%
Net gain (loss) from securities transactions	16	(1,290)	1,306	(101.2)%
Total non-interest income	$20,689	$15,550	$5,139	33.0%

Total non-interest income increased $5.1 million during the six months ended June 30, 2024, as compared to the same period in 2023. The increase is largely attributable to increases in recovery on zero-basis purchased loans, net gain on the Rockhold merger and the lack of realized losses on securities transactions.

Non-Interest Expense

Three months ended June 30, 2024, compared with three months ended June 30, 2023: For the three months ended June 30, 2024, non-interest expense totaled $38.9 million, an increase of $5.7 million, when compared to the three months ended June 30, 2023. Changes in the various components of non-interest expense for the three months ended June 30, 2024, and 2023, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended June 30,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Salaries and employee benefits	$17,827	$15,237	$2,590	17.0%
Net occupancy and equipment	3,787	2,940	847	28.8%
Data processing	5,036	4,493	543	12.1%
Professional fees	1,778	1,645	133	8.1%
Advertising and business development	1,291	1,249	42	3.4%
Telecommunications	572	516	56	10.9%
FDIC insurance	590	515	75	14.6%
Courier and postage	620	463	157	33.9%
Free nationwide ATM cost	531	524	7	1.3%
Amortization of core deposit intangible	1,218	918	300	32.7%
Loan expense	195	136	59	43.4%
Other real estate owned	17	71	(54)	(76.1)%
Other	3,122	4,423	(1,301)	(29.4)%
Subtotal	36,584	33,130	3,454	10.4%
Merger expenses	2,287	—	2,287	(100.0)%
Total non-interest expense	$38,871	$33,130	$5,741	17.3%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $2.6 million for the period ended June 30, 2024, as compared to the same period in 2023. The increase is primarily due to annual increases in employee salaries and additional payroll costs from the Rockhold merger.

Net occupancy and equipment: There was an increase in net occupancy and equipment costs of $847 thousand for the period ended June 30, 2024, as compared to the same period in 2023. The increase is primarily due to increases in repairs and maintenance expense, depreciation expense and utilities expense.

Data processing: There was an increase in data processing costs of $543 thousand for the period ended June 30, 2024, as compared to the same period in 2023. The increase is primarily due to the renewal of software licenses.

Amortization of core deposit intangible: Amortization of core deposit intangibles cost increased $300 thousand for the period ended June 30, 2024, as compared to the same period in 2023. The increase is due to the Rockhold merger.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The primary driver of the decline from the comparative period is additional recognition of solar tax credits.

Merger expenses: To facilitate the Rockhold merger the Company realized expense of $2.3 million for the period ended June 30, 2024. No transactions were in process for the comparative period in 2023.

Six months ended June 30, 2024, compared with six months ended June 30, 2023: For the six months ended June 30, 2024, non-interest expense totaled $76.0 million, an increase of $9.7 million, when compared to the six months ended June 30, 2023. Changes in the various components of non-interest expense for the six months ended June 30, 2024, and 2023, are discussed in more detail in the following table.

Non-Interest Expense

For the Six Months Ended June 30,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Salaries and employee benefits	$35,924	$31,929	$3,995	12.5%
Net occupancy and equipment	7,322	5,819	1,503	25.8%
Data processing	9,864	8,409	1,455	17.3%
Professional fees	3,170	3,029	141	4.7%
Advertising and business development	2,529	2,408	121	5.0%
Telecommunications	1,227	1,001	226	22.6%
FDIC insurance	1,161	875	286	32.7%
Courier and postage	1,226	921	305	33.1%
Free nationwide ATM cost	1,025	1,049	(24)	(2.3)%
Amortization of core deposit intangibles	2,117	1,836	281	15.3%
Loan expense	304	253	51	20.2%
Other real estate owned	(67)	190	(257)	(135.3)%
Other	6,378	8,640	(2,262)	(26.2)%
Sub-Total	72,180	66,359	5,821	8.8%
Merger expenses	3,843	—	3,843	(100.0)%
Total non-interest expense	$76,023	$66,359	$9,664	14.6%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $4.0 million for the period ended June 30, 2024, as compared to the same period in 2023. The increase is primarily due to increases in employee salaries and incentive compensation, additional payroll costs from the Rockhold merger, share-based compensation expense and employee insurance expense.

Net occupancy and equipment: There was an increase in net occupancy and equipment costs of $1.5 million for the period ended June 30, 2024, as compared to the same period in 2023. The increase is primarily due to increases in repairs and maintenance expense, depreciation expense and utilities expense.

Data processing: There was an increase in data processing costs of $1.5 million for the period ended June 30, 2024, as compared to the same period in 2023. The increase is primarily due to the renewal of software licenses.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The primary driver of the decline from the comparative period is additional recognition of solar tax credits.

Merger expenses: To facilitate the Rockhold merger the Company realized expense of $3.8 million for the period ended June 30, 2024, as compared to the same period in 2023.

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

The efficiency ratio was 66.0% for the three months ended June 30, 2024, compared with 69.5% for the three months ended June 30, 2023. The improvement was primarily due to an increase in net interest income offset slightly by an increase in non-interest expense net of merger related expenses.

The efficiency ratio was 65.6% for the six months ended June 30, 2024, compared with 69.6% for the six months ended June 30, 2023. The improvement was primarily due to an increase in net interest income offset slightly by an increase in non-interest expense net of merger related expenses.

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

Three months ended June 30, 2024, compared with three months ended June 30, 2023: The effective income tax rate for the three month period ended June 30, 2024, was 28.1% as compared to 11.5% for the three month period ended June 30, 2023. The increase in rate for the quarter ended June 30, 2024, was primarily attributable to an $11.5 million tax gain and related penalty recognized due to the surrender of BOLI in the quarter. In addition, there was a comparative reduction in the recognition of tax benefit related to solar tax investments recognized under the hypothetical liquidation book value, partially offset by a new solar tax investment entered into in the second quarter of 2024 which qualifies for the proportional amortization method.

Six months ended June 30, 2024, compared with six months ended June 30, 2023: The effective income tax rate for the six month period ended June 30, 2024, was 24.3% as compared to 14.5% for the six month period ended June 30, 2023. See drivers of change in the section above.

Financial Condition

Total assets increased $210.9 million from December 31, 2023, to $5.25 billion at June 30, 2024. This variance was primarily due to an increase of available-for-sale securities of $122.5 million and loans held for investment of $121.5 million, partially offset by a decrease in cash and cash equivalents of $118.8 million. Total liabilities increased $202.4 million to $4.78 billion at June 30, 2024. The change in total liabilities is mostly due to increases in total deposits of $196.0 million and Federal Home Loan bank advances of $150.3 million, partially offset by a decrease in Federal Reserve Bank borrowings of $140.0 million. Total stockholders’ equity increased $8.6 million from $452.9 million at December 31, 2023, to $461.4 million at June 30, 2024, principally due to net income for the six months ended June 30, 2024, offset by the increase in treasury stock and unrealized losses on available for sale securities, net of tax.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	June 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$663,718	19.2%	$598,327	17.9%	$65,391	10.9%
Real estate loans:
Commercial real estate	1,793,544	51.9%	1,759,855	52.8%	33,689	1.9%
Residential real estate	572,523	16.6%	556,328	16.7%	16,195	2.9%
Agricultural real estate	219,226	6.3%	196,114	5.9%	23,112	11.8%
Total real estate loans	2,585,293	74.8%	2,512,297	75.4%	72,996	2.9%
Agricultural	104,342	3.0%	118,587	3.6%	(14,245)	(12.0)%
Consumer	101,054	2.9%	103,690	3.1%	(2,636)	(2.5)%
Total loans held for investment	$3,454,407	99.9%	$3,332,901	100.0%	$121,506	3.6%
Total loans held for sale	$1,959	100.0%	$476	100.0%	$1,483	311.6%
Total loans held for investment (net of allowances)	$3,410,920	100.0%	$3,289,381	100.0%	$121,539	3.7%

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

At June 30, 2024, gross total loans, including loans held for sale, were 79.6% of deposits and 65.9% of total assets. At December 31, 2023, gross total loans, including loans held for sale, were 80.4% of deposits and 66.2% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2024, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2024
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$221,938	$370,235	$68,356	$3,189	$663,718
Real Estate:
Commercial real estate	476,848	996,729	226,821	93,146	1,793,544
Residential real estate	1,773	11,035	131,411	428,304	572,523
Agricultural real estate	97,621	59,814	31,124	30,667	219,226
Total real estate	576,242	1,067,578	389,356	552,117	2,585,293
Agricultural	74,541	22,075	3,249	4,477	104,342
Consumer	35,027	49,833	14,134	2,060	101,054
Total	$907,748	$1,509,721	$475,095	$561,843	$3,454,407
Loans with a predetermined fixed interest rate	$350,801	$621,809	$120,122	$262,082	$1,354,814
Loans with an adjustable/floating interest rate	556,947	887,912	354,973	299,761	2,099,593
Total	$907,748	$1,509,721	$475,095	$561,843	$3,454,407

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$26,552	$25,026
Accruing loans 90 or more days past due	74	279
OREO acquired through foreclosure, net	106	772
Other repossessed assets	462	380
Total nonperforming assets	$27,194	$26,457
Ratios:
Nonperforming assets to total assets	0.52%	0.53%
Nonperforming assets to total loans plus OREO and repossessed assets	0.79%	0.79%

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

The nonperforming loans at June 30, 2024, consisted of 300 separate credits and 255 separate borrowers. We had 4 non-performing loan relationships, totaling $8.8 million, with an outstanding balance in excess of $1.0 million as of June 30, 2024.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At June 30, 2024, the Company had $17.8 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $11.1 million at December 31, 2023.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
June 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$14,492	$16,407	$8,066	$2,254	$522	$1,746	$43,487
Total loans outstanding (1)	1,793,544	663,718	572,523	219,226	104,342	101,054	3,454,407
Net (charge-offs) recoveries QTD	22	(1,157)	3	—	—	(95)	(1,227)
Net (charge-offs) recoveries YTD	12	(1,646)	(13)	1	(26)	(222)	(1,894)
Average loan balance QTD (1)	1,803,940	635,123	578,955	206,018	127,298	106,759	3,458,093
Average loan balance YTD (1)	1,803,958	634,879	579,194	201,520	129,167	106,107	3,454,825
Non-accrual loan balance	6,899	6,436	4,772	6,430	1,217	798	26,552
Loans to total loans outstanding	51.9%	19.2%	16.6%	6.3%	3.0%	2.9%	100.0%
ACL to total loans	0.8%	2.5%	1.4%	1.0%	0.5%	1.7%	1.3%
Net charge-offs to average loans QTD	—%	(0.2)%	—%	—%	—%	(0.1)%	—%
Net charge-offs to average loans YTD	—%	(0.3)%	—%	—%	—%	(0.2)%	(0.1)%
Non-accrual loans to total loans	0.4%	1.0%	0.8%	2.9%	1.2%	0.8%	0.8%
ACL to non-accrual loans	210.1%	254.9%	169.0%	35.1%	42.9%	218.8%	163.8%

June 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$16,652	$15,194	$8,855	$583	$1,289	$1,971	$44,544
Total loans outstanding (1)	1,764,460	583,664	560,389	202,317	104,510	107,330	3,322,670
Net (charge-offs) recoveries QTD	61	(593)	(10)	3	(108)	(210)	(857)
Net (charge-offs) recoveries YTD	67	(1,024)	1	3	47	(329)	(1,235)
Average loan balance QTD (1)	1,768,751	590,634	565,500	202,584	101,333	106,898	3,335,700
Average loan balance YTD (1)	1,758,803	584,081	567,604	202,742	100,795	106,546	3,320,571
Non-accrual loan balance	2,728	4,572	2,916	1,883	2,511	360	14,970
Loans to total loans outstanding	53.1%	17.6%	16.9%	6.1%	3.1%	3.2%	100.0%
ACL to total loans	0.9%	2.6%	1.6%	0.3%	1.2%	1.8%	1.3%
Net charge-offs to average loans QTD	—%	(0.1)%	—%	—%	(0.1)%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.2)%	—%	—%	—%	(0.3)%	—%
Non-accrual loans to total loans	0.2%	0.8%	0.5%	0.9%	2.4%	0.3%	0.5%
ACL to non-accrual loans	610.4%	332.3%	303.7%	31.0%	51.3%	547.5%	297.6%
(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at June 30, 2024, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2024.

The allowance for credit losses on loans measured on a collective basis totaled $38.2 million, or 1.1% of the $3.42 billion in loans measured on a collective basis at June 30, 2024, compared to an allowance for credit losses of $38.8 million, or 1.2%, of the $3.30 billion in loans measured on a collective basis at December 31, 2023. The total reserve percentage to total loans was 1.3% at June 30, 2024, and 1.3% at December 31, 2023.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At June 30, 2024, securities represented 20.0% of total assets, slightly increasing from 18.3% at December 31, 2023.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$81,808	$75,132	$39,103	$33,087
U.S. Treasury securities	95,779	95,039	89,999	89,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	642,210	603,847	560,674	529,143
Private label residential mortgage-backed securities	152,161	129,065	161,174	137,841
Corporate	61,274	56,095	56,722	49,683
Small Business Administration loan pools	7,203	6,873	8,066	7,727
State and political subdivisions	86,371	76,125	81,458	72,911
Total available-for-sale securities	$1,126,806	$1,042,176	$997,196	$919,648

Held-To-Maturity Securities

	June 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$4,112	$4,123	$1,094	$1,097
State and political subdivisions	1,114	1,144	1,115	1,153
Total held-to-maturity securities	$5,226	$5,267	$2,209	$2,250

At June 30, 2024, and December 31, 2023, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2024, and December 31, 2023. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	June 30, 2024
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$11,793	5.20%	$28,871	4.43%	$32,716	1.84%	$1,752	2.02%	$75,132	3.37%
U.S. Treasury securities	83,357	4.07%	11,682	4.36%	—	—%	—	—%	95,039	4.11%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	50,757	3.91%	153,909	3.03%	399,181	4.45%	603,847	4.04%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	129,065	2.35%	129,065	2.35%
Corporate	—	—%	10,923	7.37%	45,172	4.77%	—	—%	56,095	5.28%
Small Business Administration loan pools	—	—%	—	—%	4,895	5.61%	1,978	2.14%	6,873	4.61%
State and political subdivisions(1)	3,784	2.68%	9,198	2.60%	32,362	2.01%	30,781	2.46%	76,125	2.30%
Total available-for-sale securities	98,934	4.16%	111,431	4.32%	269,054	3.10%	562,757	3.84%	1,042,176	3.73%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	3,026	5.02%	1,086	4.93%	4,112	4.99%
State and political subdivisions(1)	—	—%	—	—%	—	—%	1,114	4.62%	1,114	4.62%
Total held-to-maturity securities	—	—%	—	—%	3,026	5.02%	2,200	4.77%	5,226	4.91%
Total debt securities	$98,934	4.16%	$111,431	4.32%	$272,080	3.12%	$564,957	3.85%	$1,047,402	3.74%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2023
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$—	—%	$31,337	1.65%	$1,750	2.02%	$33,087	1.67%
U.S. Treasury securities	69,843	5.39%	19,413	1.18%	—	—%	—	—%	89,256	4.47%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	40,978	3.78%	137,929	2.62%	350,236	4.26%	529,143	3.80%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	137,841	2.27%	137,841	2.27%
Corporate	—	—%	8,001	7.49%	41,682	4.63%	—	—%	49,683	5.09%
Small Business Administration loan pools	—	—%	—	—%	5,587	5.44%	2,140	2.08%	7,727	4.51%
State and political subdivisions(1)	3,963	2.09%	6,138	2.34%	30,789	2.00%	32,021	2.38%	72,911	2.20%
Total available-for-sale securities	73,806	5.21%	74,530	3.38%	247,324	2.82%	523,988	3.60%	919,648	3.51%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,094	4.93%	1,094	4.93%
State and political subdivisions(1)	—	—%	—	—%	—	—%	1,115	4.62%	1,115	4.62%
Total held-to-maturity securities	—	—%	—	—%	—	—%	2,209	4.77%	2,209	4.77%
Total debt securities	$73,806	5.21%	$74,530	3.38%	$247,324	2.82%	$526,197	3.61%	$921,857	3.51%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At June 30, 2024, and December 31, 2023, 71.8% and 73.2% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.3 years and 5.3 years and a modified duration of 4.3 years and 4.4 years.

Goodwill Impairment Assessment

At June 30, 2024, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired. For additional information, see “Goodwill” under "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

The following table shows our composition of deposits at June 30, 2024, and December 31, 2023.

Composition of Deposits

	June 30, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$984,872	22.7%	$898,129	21.7%
Interest-bearing demand	1,100,694	25.4%	998,822	24.1%
Savings and money market	1,459,397	33.6%	1,484,985	35.8%
Time	796,474	18.3%	763,519	18.4%
Total deposits	$4,341,437	100.0%	$4,145,455	100.0%

Total deposits at June 30, 2024, were $4.34 billion, an increase of $196.0 million, or 4.7%, compared to total deposits of $4.15 billion at December 31, 2023.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at June 30, 2024, and December 31, 2023.

	June 30, 2024	December 31, 2023
Interest-bearing demand	(Dollars in thousands)
Reciprocal	$374,763	$382,614
Total interest-bearing demand	374,763	382,614
Savings and money market
Reciprocal	89,775	230,750
Total savings and money market	89,775	230,750
Time
Reciprocal	22,640	21,841
Non-reciprocal brokered	200,955	199,940
Total time	223,595	221,781
Total reciprocal and brokered deposits	$688,133	$835,145

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of June 30, 2024, and December 31, 2023.

	June 30, 2024	December 31, 2023	Change	%
	(Dollars in thousands)
3 months or less	$93,000	$65,449	$27,551	42.1%
Over 3 through 6 months	40,220	94,459	(54,239)	(57.4)%
Over 6 through 12 months	87,394	18,082	69,312	383.3%
Over 12 months	15,497	18,777	(3,280)	(17.5)%
Total Time Deposits	$236,111	$196,767	$39,344	20.0%

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

During the six months ended June 30, 2024, and 2023, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing security and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and Federal Reserve Bank borrowings.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loans and securities and debt servicing. Average loans were $3.46 billion for the six months ended June 30, 2024, an increase of 4.6% over the December 31, 2023, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of

Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 5.3 years and a modified duration of 4.3 years at June 30, 2024.

Cash and cash equivalents were $260.3 million at June 30, 2024, a decrease of $118.8 million from the $379.1 million cash and cash equivalents at December 31, 2023. The decrease in cash and cash equivalents is driven by $176.4 million net cash used in financing activities offset by $29.0 million net cash provided by operating activities, $28.6 million net cash provided by investing activities. The $176.4 million net change in cash used in financing activities includes, $140.0 million in outflows for Federal Reserve borrowings, $153.8 million in outflows for the decrease in deposits, $14.4 million outflow for federal fund repurchased and retail repurchase agreements, $11.9 million outflow for the repurchase of treasury stock and $3.7 million for the payment of dividends on common stock, offset by an increase in FHLB line of credit of $150.3 million. Cash and cash equivalents at January 1, 2024, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities and FHLB borrowings during the first six months of 2024 were primarily used to originate or purchase loans, to purchase investment securities and to facilitate the Rockhold merger. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2024, and December 31, 2023, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of June 30, 2024, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

Management believes that these measures are important to many investors interested in changes from period to period in book value per common share exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing total book value while not increasing our tangible book value.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity, tangible book value per common share, and tangible book value per diluted common share and compares these values with book value per common share.

			As of the period ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$461,435	$456,776	$452,860	$418,130	$418,435
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	16,636	17,854	7,222	7,961	8,760
Less: mortgage servicing asset, net	25	50	75	100	126
Less: naming rights, net	979	989	1,000	1,011	1,022
Tangible common equity	$390,694	$384,782	$391,462	$355,957	$355,426
Common shares issued at period end	15,200,194	15,327,799	15,428,251	15,413,064	15,396,739
Diluted common shares outstanding at period end	15,358,396	15,469,531	15,629,185	15,500,749	15,468,319
Book value per common share	$30.36	$29.80	$29.35	$27.13	$27.18
Tangible book value per common share	$25.70	$25.10	$25.37	$23.09	$23.08
Tangible book value per diluted common share	$25.44	$24.87	$25.05	$22.96	$22.98

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

Management believes that this measure is important to many investors in the marketplace interested in the relative changes from period to period in common equity and total assets, each exclusive of changes in intangible assets. Goodwill and other intangible assets have the effect of increasing both total stockholders’ equity and total assets while not increasing tangible common equity or tangible assets.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets.

	As of the period ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(Dollars in thousands)
Total stockholders’ equity	$461,435	$456,776	$452,860	$418,130	$418,435
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	16,636	17,854	7,222	7,961	8,760
Less: mortgage servicing asset, net	25	50	75	100	126
Less: naming rights, net	979	989	1,000	1,011	1,022
Tangible common equity	$390,694	$384,782	$391,462	$355,957	$355,426
Total assets	$5,245,517	$5,239,036	$5,034,592	$4,945,267	$5,094,883
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	16,636	17,854	7,222	7,961	8,760
Less: mortgage servicing asset, net	25	50	75	100	126
Less: naming rights, net	979	989	1,000	1,011	1,022
Tangible assets	$5,174,776	$5,167,042	$4,973,194	$4,883,094	$5,031,874
Equity to assets	8.80%	8.72%	8.99%	8.46%	8.21%
Tangible common equity to tangible assets	7.55%	7.45%	7.87%	7.29%	7.06%

Adjusted Operating Return on Average Assets: Adjusted operating return on average assets is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (a) adjusted non-core items as net income (loss) allocable to common stockholders plus tax effected day one provision day one provisioning to a competed merger transaction, merger expenses, tax effected non-core items and BOLI tax adjustment, less gain (loss) from securities transactions; (b) adjusted operating net income as net income (loss) allocable to common stockholders plus adjusted non-core items, tax effected non-core items and BOLI tax adjustments.

	As of the period ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2024	2024	2023	2023	2023
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$11,716	$14,068	$(28,299)	$12,341	$11,456
Add: Day 1 - Acquisition related provision	—	1,000	—	—	—
Less: Gain (loss) from securities transactions	(27)	43	(50,618)	(1)	(1,322)
Add: Merger expense	2,287	1,556	297	—	—
Less: Gain on acquisition	60	1,240	—	—	—
Adjusted non-core items	2,254	1,273	50,915	1	1,322
Tax effected non-core items	1,781	1,006	40,223	1	1,044
BOLI tax adjustment	1,730	—	—	—	—
Adjusted operating net income	$15,227	$15,074	$11,924	$12,342	$12,500
GAAP earnings (loss) per diluted share	$0.76	$0.90	$(1.84)	$0.80	$0.74
Adjusted earnings (loss) per diluted share	$0.99	$0.97	$0.77	$0.80	$0.81
Total average assets	$5,196,259	$5,152,915	$4,892,712	$5,046,179	$5,064,913
Adjusted Operating ROAA	1.18%	1.18%	0.97%	0.97%	1.00%
Weighted average diluted common shares	15,377,980	15,569,225	15,417,200	15,507,172	15,554,255

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

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(Dollars in thousands)
Total average stockholders’ equity	$455,322	$460,244	$423,207	$426,260	$424,862
Less: average intangible assets	71,423	62,203	61,756	62,635	63,453
Average tangible common equity	$383,899	$398,041	$361,451	$363,625	$361,409
Net income (loss) allocable to common stockholders	$11,716	$14,068	$(28,299)	$12,341	$11,456
Amortization of intangible assets	1,254	935	775	835	954
Less: tax effect	263	196	163	175	200
Adjusted net income allocable to common stockholders	$12,707	$14,807	$(27,687)	$13,001	$12,210
Return on total average stockholders’ equity (ROAE) annualized	10.35%	12.29%	(26.53)%	11.49%	10.82%
Return on average tangible common equity (ROATCE) annualized	13.31%	14.96%	(30.39)%	14.18%	13.55%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
	(Dollars in thousands)
Non-interest expense	$38,871	$37,152	$34,998	$34,244	$33,130
Less: merger expense	2,287	1,556	297	—	—
Non-interest expense, excluding merger expense	$36,584	$35,596	$34,701	$34,244	$33,130
Net interest income	$46,476	$44,182	$39,467	$41,012	$39,429
Non-interest income	$8,958	$11,731	$(43,414)	$8,735	$6,950
Less: net gain on acquisition and branch sales	60	1,239	—	—	—
Less: net gain (loss) from securities transactions	(27)	43	(50,618)	(1)	(1,322)
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$8,925	$10,449	$7,204	$8,736	$8,272
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$55,401	$54,631	$46,671	$49,748	$47,701
Non-interest expense to net interest income plus non-interest income	70.12%	66.45%	(886.70)%	68.84%	71.43%
Efficiency Ratio	66.03%	65.16%	74.35%	68.83%	69.45%

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

The change in the impact of net interest income from the base case for June 30, 2024, and December 31, 2023, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The decrease in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans receivable that will reprice to higher interest rates, non-term deposits that will adjust to higher rates, the use of derivatives to hedge borrowing costs, and decreased levels of cash on the balance sheet compared to December 31, 2023. These factors result in an overall positive impact to net interest income at June 30, 2024, but at a reduced level from the December 31, 2023, simulation that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable and the level of term deposit repricing; and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for June 30, 2024, and December 31, 2023, is due to being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario; however, due to the current level of convexity in our fixed rate pre-payable assets becoming less negative and positive, in some cases, on a portion of or portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At June 30, 2024, non-interest-bearing deposits were approximately $86.7 million, or 9.66%, higher than that deposit type at December 31, 2023. Substantially all investments and approximately 39.1% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2024	December 31, 2023
+300 basis points	6.7%	10.3%
+200 basis points	4.5%	6.8%
+100 basis points	2.2%	3.3%
0 basis points	—	—
-100 basis points	(1.5)%	(2.1)%
-200 basis points	(3.1)%	(4.3)%
-300 basis points	(5.1)%	(7.3)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2024	December 31, 2023
+300 basis points	(7.2)%	(7.4)%
+200 basis points	(4.3)%	(4.3)%
+100 basis points	(2.2)%	(2.2)%
0 basis points	—	—
-100 basis points	(0.3)%	0.3%
-200 basis points	(2.9)%	(1.5)%
-300 basis points	(7.6)%	(5.3)%

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

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2024 through April 30, 2024	73,148	$33.19	73,148	717,261
May 1, 2024 through May 31, 2024	29,608	$33.85	29,608	687,653
June 1, 2024 through June 30, 2024	50,226	$33.27	50,226	637,427
Total	152,982	$33.35	152,982	637,427

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

During the six months ended June 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6: Exhibits

Exhibit No.	Description

2.1

Agreement and Plan of Merger, dated April 18, 2024, by and among Equity Bancshares, Inc., KL Merger SUB, Inc., and Kansasland Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on April 22, 2024).

10.1†

First Amendment to the Equity Bancshares, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.'s Definitive Proxy Statement Schedule 14A, filed with the SEC on March 14, 2024).

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

Equity Bancshares, Inc.

August 9, 2024	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 9, 2024	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer