Form 10-Q
period 2024-09-30
EQUITY BANCSHARES INC
filed 2024-11-08
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission File Number 001-37624

EQUITY BANCSHARES, INC.

(Exact name of registrant as specified in its charter)

Kansas	72-1532188
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7701 East Kellogg Drive, Suite 300 Wichita, KS	67207L
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 316.612.6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Class A, Common Stock, par value $0.01 per share	Trading Symbol EQBK	Name of each exchange on which registered New York Stock Exchange

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

As of October 31, 2024, the registrant had 15,289,559 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2024, and December 31, 2023

(Dollar amounts in thousands)

See accompanying condensed notes to interim consolidated financial statements.

	(Unaudited) September 30,	December 31,
	2024	2023
ASSETS
Cash and due from banks	$217,681	$363,289
Federal funds sold	17,802	15,810
Cash and cash equivalents	235,483	379,099
Available-for-sale securities	1,041,000	919,648
Held-to-maturity securities, fair value of $5,610 and $2,250	5,408	2,209
Loans held for sale	901	476
Loans, net of allowance for credit losses of $43,490 and $43,520	3,557,435	3,289,381
Other real estate owned, net	2,786	1,833
Premises and equipment, net	117,013	112,632
Bank-owned life insurance	131,670	124,865
Federal Reserve Bank and Federal Home Loan Bank stock	34,429	20,608
Interest receivable	28,398	25,497
Goodwill	53,101	53,101
Core deposit intangibles, net	16,029	7,222
Other	131,580	98,021
Total assets	$5,355,233	$5,034,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$967,858	$898,129
Total non-interest-bearing deposits	967,858	898,129
Demand, savings and money market	2,468,956	2,483,807
Time	926,130	763,519
Total interest-bearing deposits	3,395,086	3,247,326
Total deposits	4,362,944	4,145,455
Federal funds purchased and retail repurchase agreements	38,196	43,582
Federal Home Loan Bank advances	295,997	100,000
Federal Reserve Bank borrowings	—	140,000
Subordinated debt	97,336	96,921
Contractual obligations	19,683	19,315
Interest payable and other liabilities	37,039	36,459
Total liabilities	4,851,195	4,581,732
Commitments and contingent liabilities, see Notes 11 and 12
Stockholders’ equity, see Note 7
Common stock	209	207
Additional paid-in capital	494,763	489,187
Retained earnings	180,588	141,006
Accumulated other comprehensive income (loss)	(40,012)	(57,920)
Treasury stock	(131,510)	(119,620)
Total stockholders’ equity	504,038	452,860
Total liabilities and stockholders’ equity	$5,355,233	$5,034,592

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months ended September 30, 2024, and 2023

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2024	2023	2024	2023
Interest and dividend income
Loans, including fees	$62,089	$55,152	$182,436	$156,281
Securities, taxable	9,809	5,696	29,862	17,456
Securities, nontaxable	400	369	1,192	1,606
Federal funds sold and other	2,667	3,822	8,374	7,075
Total interest and dividend income	74,965	65,039	221,864	182,418
Interest expense
Deposits	23,679	19,374	69,196	50,399
Federal funds purchased and retail repurchase agreements	261	246	893	633
Federal Home Loan Bank advances	3,089	968	8,022	2,939
Federal Reserve Bank borrowings	—	1,546	1,361	3,209
Subordinated debt	1,905	1,893	5,703	5,687
Total interest expense	28,934	24,027	85,175	62,867
Net interest income	46,031	41,012	136,689	119,551
Provision (reversal) for credit losses	1,183	1,230	2,448	1,162
Net interest income after provision (reversal) for credit losses	44,848	39,782	134,241	118,389
Non-interest income
Service charges and fees	2,424	2,690	7,534	7,888
Debit card income	2,665	2,591	7,733	7,798
Mortgage banking	287	226	720	527
Increase in value of bank-owned life insurance	1,344	794	3,083	3,134
Net gain on acquisition and branch sales	831	—	2,131	—
Net gain (loss) from securities transactions	206	(1)	222	(1,291)
Other	1,560	2,435	8,583	6,229
Total non-interest income	9,317	8,735	30,006	24,285
Non-interest expense
Salaries and employee benefits	18,494	15,857	54,418	47,786
Net occupancy and equipment	3,478	3,262	10,800	9,081
Data processing	5,152	4,553	15,016	12,962
Professional fees	1,487	1,312	4,657	4,341
Advertising and business development	1,368	1,419	3,897	3,827
Telecommunications	660	502	1,887	1,503
FDIC insurance	660	660	1,821	1,535
Courier and postage	686	548	1,912	1,469
Free nationwide ATM cost	544	516	1,569	1,565
Amortization of core deposit intangibles	1,112	799	3,229	2,635
Loan expense	143	132	447	385
Other real estate owned	(7,719)	128	(7,786)	318
Merger expenses	618	—	4,461	—
Other	3,645	4,556	10,023	13,196
Total non-interest expense	30,328	34,244	106,351	100,603
Income (loss) before income tax	23,837	14,273	57,896	42,071
Provision (benefit) for income taxes	3,986	1,932	12,261	5,951
Net income (loss) and net income (loss) allocable to common stockholders	$19,851	$12,341	$45,635	$36,120
Basic earnings (loss) per share	$1.30	$0.80	$2.98	$2.32
Diluted earnings (loss) per share	$1.28	$0.80	$2.95	$2.30

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months ended September 30, 2024, and 2023

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$19,851	$12,341	$45,635	$36,120
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	30,892	(17,654)	23,559	(16,982)
Reclassification for net (gains) losses included in net income	16	—	268	1,330
Unrealized holding gains (losses) arising during the period on cash flow hedges	(2,113)	1,994	211	4,908
Total other comprehensive income (loss)	28,795	(15,660)	24,038	(10,744)
Tax effect	(6,802)	3,838	(6,130)	2,208
Other comprehensive income (loss), net of tax	21,993	(11,822)	17,908	(8,536)
Comprehensive income (loss)	$41,844	$519	$63,543	$27,584

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months ended September 30, 2024, and 2023

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at July 1, 2023	15,412,139	$207	$487,225	$160,715	$(110,225)	$(119,487)	$418,435
Net income	—	—	—	12,341	—	—	12,341
Other comprehensive income (loss), net of tax effects	—	—	—	—	(11,822)	—	(11,822)
Cash dividends - common stock, $0.12 per share	—	—	—	(1,851)	—	—	(1,851)
Dividend equivalents- restricted stock units and restricted stock awards, $0.12 per share	—	—	—	(17)	—	—	(17)
Stock-based compensation	—	—	571	—	—	—	571
Common stock issued upon exercise of stock options	657	—	15	—	—	—	15
Common stock issued under stock-based incentive plan	1,120	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	14,548	—	326	—	—	—	326
Treasury stock purchase	—	—	—	—	—	132	132
Balance at September 30, 2023	15,428,464	$207	$488,137	$171,188	$(122,047)	$(119,355)	$418,130

Balance at July 1, 2024	15,207,962	$208	$491,709	$163,068	$(62,005)	$(131,545)	$461,435
Net income	—	—	—	19,851	—	—	19,851
Other comprehensive income (loss), net of tax effects	—	—	—	—	21,993	—	21,993
Cash dividends - common stock, $0.15 per share	—	—	—	(2,295)	—	—	(2,295)
Dividend equivalents- restricted stock units and restricted stock awards, $0.15 per share	—	—	—	(36)	—	—	(36)
Stock-based compensation		—	996	—	—	—	996
Common stock issued upon exercise of stock options	73,368	1	1,699	—	—	—	1,700
Common stock issued under stock-based incentive plan	2,166	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	12,581	—	359	—	—	—	359
Treasury stock purchases	—	—	—	—	—	35	35
Balance at September 30, 2024	15,296,077	$209	$494,763	$180,588	$(40,012)	$(131,510)	$504,038

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months ended September 30, 2024, and 2023

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2023	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$410,058
Net income	—	—	—	36,120	—	—	36,120
Other comprehensive income (loss), net of tax effects	—	—	—	—	(8,536)	—	(8,536)
Cash dividends - common stock, $0.32 per share	—	—	—	(4,965)	—	—	(4,965)
Dividend equivalents- restricted stock units and restricted stock awards, $0.32 per share	—	—	—	(62)	—	—	(62)
Stock-based compensation	—	—	2,351	—	—	—	2,351
Common stock issued upon exercise of stock options	657	—	15	—	—	—	15
Common stock issued under stock-based incentive plan	134,805	2	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	32,056	—	784	—	—	—	784
Treasury stock purchases	(669,166)	—	—	—	—	(17,635)	(17,635)
Balance at September 30, 2023	15,428,464	$207	$488,137	$171,188	$(122,047)	$(119,355)	$418,130

Balance at January 1, 2024	15,443,651	$207	$489,187	$141,006	$(57,920)	$(119,620)	$452,860
Net income	—	—	—	45,635	—	—	45,635
Other comprehensive income (loss), net of tax effects	—	—	—	—	17,908	—	17,908
Cash dividends - common stock, $0.39 per share	—	—	—	(5,961)	—	—	(5,961)
Dividend equivalents- restricted stock units and restricted stock awards, $0.39 per share	—	—	—	(92)	—	—	(92)
Stock-based compensation	—	—	2,859	—	—	—	2,859
Common stock issued upon exercise of stock options	83,618	1	1,991	—	—	—	1,992
Common stock issued under stock-based incentive plan	101,916	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	29,465	—	727	—	—	—	727
Treasury stock purchases	(362,573)	—	—	—	—	(11,890)	(11,890)
Balance at September 30, 2024	15,296,077	$209	$494,763	$180,588	$(40,012)	$(131,510)	$504,038

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months ended September 30, 2024, and 2023
(Dollar amounts in thousands)
	(Unaudited) September 30,
	2024	2023
Cash flows from operating activities
Net income	$45,635	$36,120
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,859	2,351
Depreciation	3,985	3,338
Amortization of operating lease right-of-use asset	346	472
Amortization of cloud computing implementation costs	104	141
Provision (reversal) for credit losses	2,448	1,162
Net amortization (accretion) of purchase valuation adjustments	(1,457)	(649)
Amortization (accretion) of premiums and discounts on securities	(2,056)	3,384
Amortization of intangible assets	3,337	2,743
Deferred income taxes	(2,957)	953
Federal Home Loan Bank stock dividends	(812)	(446)
Loss (gain) on sales and valuation adjustments on other real estate owned	(7,876)	44
Net loss (gain) on sales and settlements of securities	268	1,330
Change in unrealized (gains) losses on equity securities	(490)	(39)
Loss (gain) on disposal of premises and equipment	(210)	(16)
Loss (gain) on sales of foreclosed assets	52	14
Loss (gain) on sales of loans	161	(385)
Originations of loans held for sale	(29,500)	(20,279)
Proceeds from the sale of loans held for sale	31,940	20,387
Increase in the value of bank-owned life insurance	(3,083)	(3,134)
Change in fair value of derivatives recognized in earnings	(7)	334
Gain on acquisition	(2,131)	—
Payments on operating lease payable	(455)	(588)
Net change in:
Interest receivable	(99)	(2,991)
Other assets	11,973	13,727
Interest payable and other liabilities	172	5,582
Net cash provided by operating activities	52,147	63,555
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(141,239)	(2,249)
Purchases of held-to-maturity securities	(3,189)	(275)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	229,798	109,261
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	16	13
Net change in loans	(95,958)	28,380
Purchase of government guaranteed loans	(32,248)	(1,235)
Capitalized construction cost of other real estate owned	—	(561)
Purchase of premises and equipment	(6,645)	(12,141)
Proceeds from sale of premises and equipment	2,334	40
Proceeds from sale of foreclosed assets	719	141
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(12,687)	1,361
Net redemptions (purchases) of correspondent and miscellaneous other stock	(493)	(6,033)
Proceeds from sale of other real estate owned	9,397	1,833
Purchase of bank owned life insurance	(60,000)	—
Proceeds from surrender of bank owned life insurance policies	16,174	—
Proceeds from bank-owned life insurance death benefits	—	2,071
Purchase of Net Assets of Rockhold BanCorp, net of cash acquired	60,914	—
Purchase of Net Assets of KansasLand Bancshares, Inc., net of cash acquired	1,261	—
Net cash (used in) provided by investing activities	(31,846)	120,606
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(174,820)	(159,734)

Net change in federal funds purchased and retail repurchase agreements	(14,984)	(6,777)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	189,947	(138,864)
Proceeds from Federal Home Loan Bank term advances	900,000	1,066,091
Principal repayments on Federal Home Loan Bank term advances	(901,000)	(966,091)
Proceeds from Federal Reserve Bank borrowings	1,000	141,000
Principal payments on Federal Reserve Bank borrowings	(141,000)	(1,000)
Principal payments on bank stock loan	(691)	—
Proceeds from the exercise of employee stock options	1,992	15
Proceeds from employee stock purchase plan	727	784
Purchase of treasury stock	(11,859)	(17,635)
Net change in contractual obligations	(7,632)	(2,599)
Dividends paid on common stock	(5,597)	(4,762)
Net cash (used in) provided by financing activities	(163,917)	(89,572)
Net change in cash and cash equivalents	(143,616)	94,589
Cash and cash equivalents, beginning of period	379,099	104,428
Ending cash and cash equivalents	$235,483	$199,017
Supplemental cash flow information:
Interest paid	$86,728	$52,730
Income taxes paid, net of refunds	4,495	3,406
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	669	476
Other repossessed assets acquired in settlement of loans	633	176
Purchase of investments in tax credit structures and resulting contractual obligations	8,000	16,400
Redemption of BOLI and other related noncash items	40,104	—
Total fair value of assts acquired in purchase of Rockhold BanCorp, net of cash	301,018	—
Total fair value of liabilities assumed in purchase of Rockhold BanCorp	360,632	—
Total fair value of assts acquired in purchase of KansasLand Bancshares, Inc., net of cash	50,572	—
Total fair value of liabilities assumed in purchase of KansasLand Bancshares, Inc.	51,002	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2023, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2024. Operating results for the nine months ended September 30, 2024, are not necessarily indicative of the results that may be expected for the year ending December 31, 2024, or any other period.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$79,529	$507	$(4,846)	$—	$75,190
U.S. Treasury securities	85,068	325	(248)	—	85,145
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	626,955	6,592	(26,821)	—	606,726
Private label residential mortgage-backed securities	148,117	—	(17,714)	—	130,403
Corporate	61,910	198	(3,820)	—	58,288
Small Business Administration loan pools	6,792	—	(231)	—	6,561
State and political subdivisions	86,350	96	(7,759)	—	78,687
	$1,094,721	$7,718	$(61,439)	$—	$1,041,000

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$39,103	$—	$(6,016)	$—	$33,087
U.S. Treasury securities	89,999	28	(771)	—	89,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,674	3,872	(35,403)	—	529,143
Private label residential mortgage-backed securities	161,174	—	(23,333)	—	137,841
Corporate	56,722	—	(7,039)	—	49,683
Small Business Administration loan pools	8,066	—	(339)	—	7,727
State and political subdivisions	81,458	74	(8,621)	—	72,911
	$997,196	$3,974	$(81,522)	$—	$919,648

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
September 30, 2024
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$4,122	$158	$—	$—	$4,280
State and political subdivisions	1,286	45	(1)	—	1,330
	$5,408	$203	$(1)	$—	$5,610

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2023
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,094	$3	$—	$—	$1,097
State and political subdivisions	1,115	38	—	—	1,153
	$2,209	$41	$—	$—	$2,250

The fair value and amortized cost of debt securities at September 30, 2024, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$87,201	$87,057	$—	$—
One to five years	62,988	63,603	—	—
Five to ten years	129,268	118,278	173	172
After ten years	40,192	34,933	1,113	1,158
Mortgage-backed securities	775,072	737,129	4,122	4,280
Total debt securities	$1,094,721	$1,041,000	$5,408	$5,610

The following table shows the carrying value and fair value of securities pledged as collateral to secure public fund deposits, borrowings from the Federal Home Loan Bank and Federal Reserve Bank and retail repurchase obligations at September 30, 2024, and December 31, 2023.

	September 30, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$736,537	$712,400	$509,010	$488,270
Federal Home Loan Bank pledging	107,141	94,597	84,421	72,293
Federal Reserve Bank borrowings	12,028	11,881	158,382	141,125
Retail repurchase agreements	42,379	40,070	51,548	47,282
Total securities pledged	$898,085	$858,948	$803,361	$748,970

The following tables show gross unrealized or unrecognized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous loss position at September 30, 2024, and December 31, 2023.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$33,644	$(4,846)	$33,644	$(4,846)
U.S. Treasury securities	—	—	19,813	(248)	19,813	(248)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	24,152	(99)	284,249	(26,722)	308,401	(26,821)
Private label residential mortgage-backed securities	—	—	130,403	(17,714)	130,403	(17,714)
Corporate	3,213	(48)	46,684	(3,772)	49,897	(3,820)
Small Business Administration loan pools	4,156	—	2,405	(231)	6,561	(231)
State and political subdivisions	2,187	(12)	66,003	(7,747)	68,190	(7,759)
Total	$33,708	$(159)	$583,201	$(61,280)	$616,909	$(61,439)
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$33,087	$(6,016)	$33,087	$(6,016)
U.S. Treasury securities	—	—	19,413	(771)	19,413	(771)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	7,799	(5)	306,858	(35,398)	314,657	(35,403)
Private label residential mortgage-backed securities	—	—	137,841	(23,333)	137,841	(23,333)
Corporate	—	—	49,683	(7,039)	49,683	(7,039)
Small Business Administration loan pools	5,097	(14)	2,630	(325)	7,727	(339)
State and political subdivisions	11,386	(768)	57,326	(7,853)	68,712	(8,621)
Total	$24,282	$(787)	$606,838	$(80,735)	$631,120	$(81,522)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
September 30, 2024
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$—	$—	$—	$—
State and political subdivisions	172	(1)	—	—	172	(1)
Total	$172	$(1)	$—	$—	$172	$(1)
December 31, 2023
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

The tables above present unrealized losses on available-for-sale securities and unrecognized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of September 30, 2024, the Company held 427 available-for-sale in an unrealized loss position and one held-to-maturity security in an unrecognized loss position.

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

The Company's available-for-sale and held-to-maturity investments that carry some form of credit risk are the investments in private label residential mortgage-backed, corporate and state and political subdivisions securities.

All private label residential mortgage-backed securities held by the Company are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At September 30, 2024, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 19 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At September 30, 2024, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 174 positions of which 87% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 63% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At September 30, 2024, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Proceeds	$15,407	$—	$16,133	$49,258
Gross gain	164	—	167	—
Gross losses	180	—	435	1,330
Income tax expense/(benefit)	—	—	(62)	(325)

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at September 30, 2024, and December 31, 2023.

	September 30, 2024	December 31, 2023
Investments in stocks
Accounted for at fair value through net income	$675	$674
Accounted for at amortized cost assessed for impairment	2,268	1,397
Total investments in stocks	2,943	2,071
Investments in partnerships
Accounted for under the equity method	2,500	2,345
Accounted for under the hypothetical liquidation book value	2,101	2,403
Accounted for under proportional amortization	24,276	24,296
Total investments in partnerships	28,877	29,044
Total other investments	$31,820	$31,115

The following table discloses the financial statement impact of tax credit investments for the three month periods ended September 30, 2024, and 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
September 30, 2024
Investments and tax credit structures:
Included in proportional amortization	$(7,424)	$(759)	$(8,183)	$7,096
Not included in proportional amortization	$—	$151	$151	$—

September 30, 2023
Investments and tax credit structures:
Included in proportional amortization	$(2,950)	$(274)	$(3,224)	$2,805
Not included in proportional amortization	$(945)	$(186)	$(1,131)	$—
(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

The following table discloses the financial statement impact of tax credit investments for the nine month periods ended September 30, 2024, and 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
September 30, 2024
Investments and tax credit structures:
Included in proportional amortization	$(8,251)	$(984)	$(9,235)	$8,021
Not included in proportional amortization	$—	$174	$174	$—

September 30, 2023
Investments and tax credit structures:
Included in proportional amortization	$(8,901)	$(1,247)	$(10,148)	$8,966
Not included in proportional amortization	$(2,617)	$(641)	$(3,258)	$—
(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

Contingent contributions for investment tax credit structures not subject to proportional amortization were zero and $3.0 million for the nine month period ended September 30, 2024, and 2023.

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

The following table lists categories of loans at September 30, 2024, and December 31, 2023.

	September 30, 2024	December 31, 2023
Commercial real estate	$1,916,863	$1,759,855
Commercial and industrial	670,665	598,327
Residential real estate	567,063	556,328
Agricultural real estate	259,587	196,114
Agricultural	89,529	118,587
Consumer	97,218	103,690
Total loans	3,600,925	3,332,901
Allowance for credit losses	(43,490)	(43,520)
Net loans	$3,557,435	$3,289,381

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the three and nine months ended September 30, 2024, and 2023, the Company did not purchase any pools of residential loans. As of September 30, 2024, and December 31, 2023, residential real estate loans include $280,919 and $299,448 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three and nine months ended September 30, 2024, the Company purchased $25,145 and $32,248 in loans guaranteed by governmental agencies. During the three and nine months ended September 30, 2023, the Company purchased $0 and $1,235 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $5,067 with related loans of $269,044 at September 30, 2024, and $2,424 with related loans of $209,662 at December 31, 2023.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $374 at September 30, 2024, and $387 at December 31, 2023.

The following tables present the activity in the allowance for credit losses by class for the three month periods ended September 30, 2024, and 2023.

September 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$14,492	$16,407	$8,066	$2,254	$522	$1,746	$43,487
Provision for credit losses	737	247	(59)	(40)	(43)	341	1,183
Initial PCD on Acquired loans	—	9	43	330	22	—	404
Loans charged-off	—	(930)	(352)	(23)	(1)	(474)	(1,780)
Recoveries	7	76	22	14	22	55	196
Total ending allowance balance	$15,236	$15,809	$7,720	$2,535	$522	$1,668	$43,490

September 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,652	$15,194	$8,855	$583	$1,289	$1,971	$44,544
Provision for credit losses	(2,954)	5,163	(1,521)	620	35	(113)	1,230
Loans charged-off	(8)	(1,399)	—	(4)	—	(242)	(1,653)
Recoveries	6	2	2	1	—	54	65
Total ending allowance balance	$13,696	$18,960	$7,336	$1,200	$1,324	$1,670	$44,186

The following tables present the activity in the allowance for credit losses by class for the nine month periods ended September 30, 2024, and 2023.

September 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Provision for credit losses	1,741	227	53	495	(774)	706	2,448
Initial PCD on Acquired loans	—	128	227	330	306	9	1,000
Loans charged-off	(19)	(2,772)	(385)	(24)	(28)	(814)	(4,042)
Recoveries	38	272	41	16	23	174	564
Total ending allowance balance	$15,236	$15,809	$7,720	$2,535	$522	$1,668	$43,490

September 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Provision for credit losses	(3,100)	6,430	(1,275)	381	(1,180)	(94)	1,162
Loans charged-off	(18)	(2,474)	(57)	(4)	(108)	(698)	(3,359)
Recoveries	83	53	60	4	155	181	536
Total ending allowance balance	$13,696	$18,960	$7,336	$1,200	$1,324	$1,670	$44,186

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on the method to determine allowance for credit loss as of September 30, 2024, and December 31, 2023.

September 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,006	$2,373	$1,143	$815	$241	$149	$5,727
Collectively evaluated for credit losses	14,230	13,436	6,577	1,720	281	1,519	37,763
Total	$15,236	$15,809	$7,720	$2,535	$522	$1,668	$43,490
Loan Balance:
Individually evaluated for credit losses	$8,956	$10,246	$4,896	$7,106	$1,769	$618	$33,591
Collectively evaluated for credit losses	1,907,907	660,419	562,167	252,481	87,760	96,600	3,567,334
Total	$1,916,863	$670,665	$567,063	$259,587	$89,529	$97,218	$3,600,925

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$582	$1,644	$1,113	$674	$598	$154	$4,765
Collectively evaluated for credit losses	12,894	16,310	6,671	1,044	397	1,439	38,755
Total	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Loan Balance:
Individually evaluated for credit losses	$6,031	$5,498	$7,495	$4,672	$3,598	$669	$27,963
Collectively evaluated for credit losses	1,753,824	592,829	548,833	191,442	114,989	103,021	3,304,938
Total	$1,759,855	$598,327	$556,328	$196,114	$118,587	$103,690	$3,332,901

The following tables present information related to nonaccrual loans at September 30, 2024, and December 31, 2023.

	September 30, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$5,104	$4,533	$—
Commercial and industrial	1	—	—
Residential real estate	359	—	—
Agricultural real estate	3,641	3,027	—
Agricultural	—	—	—
Consumer	35	—	—
Subtotal	9,140	7,560	—
With an allowance recorded:
Commercial real estate	4,474	4,248	988
Commercial and industrial	14,039	9,772	2,246
Residential real estate	5,126	4,594	1,126
Agricultural real estate	5,844	3,990	810
Agricultural	892	538	64
Consumer	636	576	143
Subtotal	31,011	23,718	5,377
Total	$40,151	$31,278	$5,377

	December 31, 2023
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,948	$3,376	$—
Commercial and industrial	2,925	—	—
Residential real estate	21	—	—
Agricultural real estate	1,342	948	—
Agricultural	2,303	—	—
Consumer	23	—	—
Subtotal	10,562	4,324	—
With an allowance recorded:
Commercial real estate	2,297	2,071	455
Commercial and industrial	8,452	5,041	1,335
Residential real estate	7,605	7,251	1,086
Agricultural real estate	4,753	3,266	660
Agricultural	2,946	2,470	481
Consumer	689	603	150
Subtotal	26,742	20,702	4,167
Total	$37,304	$25,026	$4,167

The tables below present average recorded investment and interest income related to nonaccrual loans for the three and nine months ended September 30, 2024, and 2023. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the three months ended
	September 30, 2024		September 30, 2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,948	$—	$1,749	$—
Commercial and industrial	—	—	628	—
Residential real estate	—	—	—	—
Agricultural real estate	3,068	—	1,301	—
Agricultural	273	—	—	—
Consumer	—	—	1	—
Subtotal	7,289	—	3,679	—
With an allowance recorded:
Commercial real estate	3,892	52	1,158	14
Commercial and industrial	8,104	110	4,467	19
Residential real estate	4,683	15	3,020	8
Agricultural real estate	3,656	4	1,822	—
Agricultural	605	—	2,548	2
Consumer	687	5	507	11
Subtotal	21,627	186	13,522	54
Total	$28,916	$186	$17,201	$54

	As of and for the nine months ended
	September 30, 2024		September 30, 2023
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,660	$55	$1,802	$—
Commercial and industrial	498	—	314	1
Residential real estate	—	1	6	1
Agricultural real estate	2,007	122	937	—
Agricultural	136	5	—	—
Consumer	—	—	—	—
Subtotal	6,301	183	3,059	2
With an allowance recorded:
Commercial real estate	3,131	61	1,000	14
Commercial and industrial	6,501	116	5,064	21
Residential real estate	5,096	25	3,077	12
Agricultural real estate	3,465	5	1,621	1
Agricultural	1,590	1	2,872	2
Consumer	687	7	445	11
Subtotal	20,470	215	14,079	61
Total	$26,771	$398	$17,138	$63

The following tables present the aging of the recorded investment in past due loans as of September 30, 2024, and December 31, 2023, by portfolio and class of loans.

September 30, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$3,679	$622	$49	$8,781	$1,903,732	$1,916,863
Commercial and industrial	1,106	360	—	9,772	659,427	670,665
Residential real estate	1,745	599	—	4,594	560,125	567,063
Agricultural real estate	904	390	157	7,017	251,119	259,587
Agricultural	188	96	—	538	88,707	89,529
Consumer	579	238	—	576	95,825	97,218
Total	$8,201	$2,305	$206	$31,278	$3,558,935	$3,600,925

December 31, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Nonaccrual	Loans Not Past Due	Total
Commercial real estate	$2,397	$198	$189	$5,447	$1,751,624	$1,759,855
Commercial and industrial	1,853	2,713	71	5,041	588,649	598,327
Residential real estate	1,444	676	—	7,251	546,957	556,328
Agricultural real estate	949	—	—	4,214	190,951	196,114
Agricultural	559	65	19	2,470	115,474	118,587
Consumer	443	118	—	603	102,526	103,690
Total	$7,645	$3,770	$279	$25,026	$3,296,181	$3,332,901

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

Based on the analysis performed at September 30, 2024, the risk category of loans by type and year of origination is as follows.

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$292,926	$217,178	$353,776	$177,713	$165,943	$212,452	$482,690	$774	$1,903,452
Special mention	117	—	—	—	—	380	141	—	638
Substandard	248	461	2,723	3,905	581	4,467	352	36	12,773
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$293,291	$217,639	$356,499	$181,618	$166,524	$217,299	$483,183	$810	$1,916,863
Commercial and industrial
Risk rating
Pass	$90,369	$90,257	$80,228	$40,290	$64,923	$29,131	$255,361	$1,760	$652,319
Special mention	12	—	135	—	—	884	100	—	1,131
Substandard	1,633	1,485	291	340	3,350	1,863	8,175	—	17,137
Doubtful	—	—	—	—	—	78	—	—	78
Total commercial and industrial	$92,014	$91,742	$80,654	$40,630	$68,273	$31,956	$263,636	$1,760	$670,665
Residential real estate
Risk rating
Pass	$16,826	$34,985	$36,903	$266,444	$8,078	$136,362	$61,172	$631	$561,401
Special mention	—	—	—	—	—	305	72	—	377
Substandard	—	149	201	355	125	3,582	828	45	5,285
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$16,826	$35,134	$37,104	$266,799	$8,203	$140,249	$62,072	$676	$567,063
Agricultural real estate
Risk rating
Pass	$37,491	$19,174	$29,675	$15,011	$19,884	$38,148	$91,335	$275	$250,993
Special mention	1,683	—	150	—	—	—	494	—	2,327
Substandard	—	2,175	16	266	85	3,486	239	—	6,267
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$39,174	$21,349	$29,841	$15,277	$19,969	$41,634	$92,068	$275	$259,587
Agricultural
Risk rating
Pass	$11,328	$4,755	$5,725	$3,337	$7,426	$2,816	$52,693	$52	$88,132
Special mention	—	—	—	—	—	32	—	—	32
Substandard	34	160	2	427	414	155	173	—	1,365
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$11,362	$4,915	$5,727	$3,764	$7,840	$3,003	$52,866	$52	$89,529
Consumer
Risk rating
Pass	$34,513	$19,923	$16,266	$6,719	$3,128	$2,934	$13,156	$—	$96,639
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	126	214	154	50	35	—	—	579
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$34,513	$20,049	$16,480	$6,873	$3,178	$2,969	$13,156	$—	$97,218
Total loans
Risk rating
Pass	$483,453	$386,272	$522,573	$509,514	$269,382	$421,843	$956,407	$3,492	$3,552,936
Special mention	1,812	—	285	—	—	1,601	807	—	4,505
Substandard	1,915	4,556	3,447	5,447	4,605	13,588	9,767	81	43,406
Doubtful	—	—	—	—	—	78	—	—	78
Total loans	$487,180	$390,828	$526,305	$514,961	$273,987	$437,110	$966,981	$3,573	$3,600,925

Based on the analysis performed at December 31, 2023, the risk category of loans by type and year of origination is as follows.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$212,229	$379,233	$253,837	$179,935	$75,472	$186,073	$461,346	$753	$1,748,878
Special mention	257	—	119	—	—	399	—	—	775
Substandard	84	2,501	3,481	256	1,463	2,336	81	—	10,202
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$212,570	$381,734	$257,437	$180,191	$76,935	$188,808	$461,427	$753	$1,759,855
Commercial and industrial
Risk rating
Pass	$128,598	$110,817	$54,416	$49,557	$29,931	$7,293	$204,237	$1,780	$586,629
Special mention	—	—	15	—	—	992	—	—	1,007
Substandard	1,317	468	230	2,922	237	2,171	3,346	—	10,691
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$129,915	$111,285	$54,661	$52,479	$30,168	$10,456	$207,583	$1,780	$598,327
Residential real estate
Risk rating
Pass	$35,040	$29,766	$277,611	$5,183	$12,506	$130,144	$57,699	$1,065	$549,014
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	213	187	22	156	1,960	4,710	66	7,314
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$35,040	$29,979	$277,798	$5,205	$12,662	$132,104	$62,409	$1,131	$556,328
Agricultural real estate
Risk rating
Pass	$22,368	$26,762	$17,987	$18,551	$10,653	$20,039	$74,010	$289	$190,659
Special mention	903	158	—	—	—	164	605	—	1,830
Substandard	40	—	24	—	101	3,423	37	—	3,625
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$23,311	$26,920	$18,011	$18,551	$10,754	$23,626	$74,652	$289	$196,114
Agricultural
Risk rating
Pass	$12,424	$7,363	$4,815	$7,148	$1,385	$3,809	$78,285	$55	$115,284
Special mention	—	—	—	—	—	33	9	—	42
Substandard	39	10	464	629	1,861	52	206	—	3,261
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$12,463	$7,373	$5,279	$7,777	$3,246	$3,894	$78,500	$55	$118,587
Consumer
Risk rating
Pass	$47,019	$24,620	$10,384	$4,841	$1,281	$2,885	$12,035	$1	$103,066
Special mention	—	—	—	—	—	—	—	—	—
Substandard	50	241	163	98	49	23	—	—	624
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$47,069	$24,861	$10,547	$4,939	$1,330	$2,908	$12,035	$1	$103,690
Total loans
Risk rating
Pass	$457,678	$578,561	$619,050	$265,215	$131,228	$350,243	$887,612	$3,943	$3,293,530
Special mention	1,160	158	134	—	—	1,588	614	—	3,654
Substandard	1,530	3,433	4,549	3,927	3,867	9,965	8,380	66	35,717
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$460,368	$582,152	$623,733	$269,142	$135,095	$361,796	$896,606	$4,009	$3,332,901

The following table discloses the charge-off and recovery activity by loan type and year of origination for the nine month period ending September 30, 2024.

September 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$(17)	$—	$—	$—	$(2)	$—	$(19)
Gross recoveries	—	—	8	—	1	28	1	—	38
Net charge-offs	$—	$—	$(9)	$—	$1	$28	$(1)	$—	$19
Commercial and industrial
Gross charge-offs	$—	$(31)	$(360)	$(124)	$(194)	$(770)	$(1,293)	$—	$(2,772)
Gross recoveries	—	—	125	13	20	56	57	1	272
Net charge-offs	$—	$(31)	$(235)	$(111)	$(174)	$(714)	$(1,236)	$1	$(2,500)
Residential real estate
Gross charge-offs	$—	$—	$(337)	$(2)	$—	$(21)	$(25)	$—	$(385)
Gross recoveries	—	—	—	1	—	36	4	—	41
Net charge-offs	$—	$—	$(337)	$(1)	$—	$15	$(21)	$—	$(344)
Agricultural real estate
Gross charge-offs	$—	$—	$(11)	$(12)	$(1)	$—	$—	$—	$(24)
Gross recoveries	4	—	10	—	—	2	—	—	16
Net charge-offs	$4	$—	$(1)	$(12)	$(1)	$2	$—	$—	$(8)
Agricultural
Gross charge-offs	$—	$(2)	$(25)	$(1)	$—	$—	$—	$—	$(28)
Gross recoveries	—	—	22	1	—	—	—	—	23
Net charge-offs	$—	$(2)	$(3)	$—	$—	$—	$—	$—	$(5)
Consumer
Gross charge-offs	$(133)	$(82)	$(207)	$(158)	$(42)	$(145)	$(47)	$—	$(814)
Gross recoveries	4	7	19	42	8	83	11	—	174
Net charge-offs	$(129)	$(75)	$(188)	$(116)	$(34)	$(62)	$(36)	$—	$(640)
Total loans
Gross charge-offs	$(133)	$(115)	$(957)	$(297)	$(237)	$(936)	$(1,367)	$—	$(4,042)
Gross recoveries	8	7	184	57	29	205	73	1	564
Net charge-offs	$(125)	$(108)	$(773)	$(240)	$(208)	$(731)	$(1,294)	$1	$(3,478)

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

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at September 30, 2024, and 2023, that were both experiencing financial difficulty and modified during the three months ended September 30, 2024, and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

September 30, 2024	Payment Delay	Term Extension	Combination Rate Change, Payment Delay and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$30	$443	$—	$9,635	$10,108	0.53%
Commercial and industrial	—	—	—	—	—	0.00%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	1,070	—	858	1,928	0.74%
Agricultural	—	1,175	—	720	1,895	2.12%
Consumer	—	—	—	—	—	0.00%
Total	$30	$2,688	$—	$11,213	$13,931	0.39%

September 30, 2023	Payment Delay	Term Extension	Combination Rate Change, Payment Delay and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$—	$—	0.00%
Commercial and industrial	—	—	—	4,896	4,896	0.84%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	458	—	—	458	0.22%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$—	$458	$—	$4,896	$5,354	0.16%

The following table presents the amortized cost basis of loans at September 30, 2024, and 2023, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2024, and 2023, by class and by type of modification.

September 30, 2024	Payment Delay	Term Extension	Combination Rate Change, Payment Delay and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$947	$—	$10,229	$11,176	0.58%
Commercial and industrial	3,631	2,059	—	—	5,690	0.85%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	1,454	—	858	2,312	0.89%
Agricultural	—	1,175	—	720	1,895	2.12%
Consumer	—	—	—	—	—	0.00%
Total	$3,631	$5,635	$—	$11,807	$21,073	0.59%

September 30, 2023	Payment Delay	Term Extension	Combination Rate Change, Payment Delay and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$355	$355	0.02%
Commercial and industrial	—	1,491	—	10,884	12,375	2.11%
Residential real estate	—	163	—	12	175	0.03%
Agricultural real estate	—	858	—	170	1,028	0.50%
Agricultural	122	—	—	421	543	0.53%
Consumer	—	—	24	—	24	0.02%
Total	$122	$2,512	$24	$11,842	$14,500	0.44%

At September 30, 2024, and 2023, there were $1,813 and $796 in commitments to lend additional amounts on these loans.

At modification date, the Company considers loans modified to borrowers in financial distress as loans that do not share similar risk characteristics with collectively evaluated loans at modification date for the purposes of calculating the allowance for credit losses. These loans will be evaluated for credit losses based on either discounted cash flows or the fair value of collateral at modification date; however, subsequent to the modification date these loans will be evaluated for credit losses as part of the collectively evaluated pools after a period of ongoing performance under the terms of the modified loan.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended September 30, 2024, and 2023.

September 30, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$36	$643	$—	$679
Commercial and industrial	—	—	145	145
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$36	$643	$145	$824

September 30, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	—	—
Residential real estate	163	12	—	175
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	24	—	—	24
Total	$187	$12	$—	$199

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2024, and 2023.

September 30, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.31
Commercial and industrial	—	—%	—
Residential real estate	—	—%	—
Agricultural real estate	—	—%	6.18
Agricultural	—	—%	0.27
Consumer	—	—%	—
Total loans	$—	—%	0.77

September 30, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	$—	—%	—
Commercial and industrial	1,142	—%	0.13
Residential real estate	—	—%	—
Agricultural real estate	—	—%	1.00
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$1,142	—%	0.20

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2024, and 2023.

September 30, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.31
Commercial and industrial	—	—%	0.84
Residential real estate	—	—%	—
Agricultural real estate	—	—%	5.29
Agricultural	—	—%	0.27
Consumer	—	—%	—
Total loans	$—	—%	0.75

September 30, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	$—	—%	0.49
Commercial and industrial	1,142	—%	1.13
Residential real estate	—	—%	9.60
Agricultural real estate	—	—%	0.99
Agricultural	—	—%	0.58
Consumer	—	—%	2.16
Total loans	$1,142	—%	1.19

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of September 30, 2024, and December 31, 2023.

	Allowance for Credit Losses
	September 30, 2024	December 31, 2023
Commercial real estate	$271	$285
Commercial and industrial	1,204	1,053
Agricultural real estate	1	2
Residential real estate	65	35
Agricultural	4	3
Consumer	11	247
Total allowance for credit losses	$1,556	$1,625

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At September 30, 2024, the portfolio of interest rate swaps had a weighted average maturity of 6.17 years, a weighted average pay rate of 4.60% and a weighted average rate received of 8.37%. At December 31, 2023, the portfolio of interest rate swaps had a weighted average maturity of 6.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 8.50%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated debt and Federal Home Loan Bank advances interest expense and adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at September 30, 2024, and December 31, 2023.

	September 30, 2024			December 31, 2023
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated debt hedges	11.0	2.81%	7.40%	11.7	2.80%	7.43%
Variable rate FHLB advance hedges	1.5	3.59%	4.84%	2.2	3.58%	5.35%
Prime based receivable loan hedges	—	—%	—%	0.2	8.50%	5.60%
Total cash flow hedges	2.1	3.54%	5.02%	1.4	6.43%	5.56%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At September 30, 2024, this portfolio of interest rate swaps had a weighted average maturity of 4.23 years, weighted average pay rate of 7.40% and a weighted average rate received of 7.52%. At December 31, 2023, this portfolio of interest rate swaps had a weighted average maturity of 4.63 years, weighted average pay rate of 8.31% and weighted average rate received of 8.46%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2024, and December 31, 2023.

	September 30, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,698	$1,213	$—	$15,461	$1,580	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	107,500	3,127	2,901	257,500	1,976	631
Total derivatives designated as hedging relationships	122,198	4,340	2,901	272,961	3,556	631
Derivatives not designated as hedging instruments:
Interest rate swaps	203,169	1,796	58	180,911	3,446	3,025
Total derivatives not designated as hedging instruments	203,169	1,796	58	180,911	3,446	3,025
Total	$325,367	6,136	2,959	$453,872	7,002	3,656
Cash collateral		—	4,474		—	5,952
Netting adjustments		(4,935)	(4,935)		(6,406)	(6,406)
Net amount presented in Balance Sheet		$1,201	$2,498		$596	$3,202

The table below lists designated and qualifying hedged items in fair value hedges at September 30, 2024, and December 31, 2023.

	September 30, 2024			December 31, 2023
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$15,325	$(1,439)	$(410)	$15,795	$(1,826)	$(446)
Total	$15,325	$(1,439)	$(410)	$15,795	$(1,826)	$(446)

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three and nine months period ended September 30, 2024, and 2023, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$10	$(5)	$16	$5
Total net gain (loss) related to derivatives designated as hedging instruments	10	(5)	16	5
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	10	(5)	16	5
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	(114)	203	105	407
Total net gains (losses) related to derivatives not designated as hedging instruments	(114)	203	105	407
Net gains (losses) on derivatives and hedging activities	$(104)	$198	$121	$412

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended September 30, 2024, and 2023.

	September 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(447)	$457	$10	$246
Total	$(447)	$457	$10	$246

	September, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$133	$(138)	$(5)	$247
Total	$133	$(138)	$(5)	$247

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine month periods ended September 30, 2024, and 2023.

	September 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(335)	$351	$16	$478
Total	$(335)	$351	$16	$478

	September 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(3)	$(2)	$(5)	$551
Total	$(3)	$(2)	$(5)	$551

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended September 30, 2024, and 2023.

	September 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$—	$—	$—
FHLB advance hedges	(1,740)	(1,323)	430
Subordinated note hedges	(373)	(277)	86
Total	$(2,113)	$(1,600)	$516

	September 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$1,035	$781	$(1,083)
FHLB advance hedges	545	412	421
Subordinated note hedges	414	311	92
Total	$1,994	$1,504	$(570)

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the nine month periods ended September 30, 2024, and 2023.

	September 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$1,159	$876	$(1,267)
FHLB advance hedges	(771)	(582)	1,304
Subordinated note hedges	(177)	(131)	261
Total	$211	$163	$298

	September 30, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$1,991	$1,492	$(2,833)
FHLB advance hedges	2,577	1,946	803
Subordinated note hedges	340	256	157
Total	$4,908	$3,694	$(1,873)

NOTE 5 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended September 30, 2024, and December 31, 2023, are listed below.

September 30, 2024	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,729	$3,728	12.5	3.30%
Total operating leases	$3,729	$3,728	12.5	3.30%

December 31, 2023	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,291	$3,307	14.8	3.00%
Total operating leases	$3,291	$3,307	14.8	3.00%

Operating lease costs for the three and nine months ended September 30, 2024, and 2023, are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$164	$177	$439	$585
Short-term lease cost	—	—	—	—
Variable lease cost	14	34	57	62
Total operating lease cost	$178	$211	$496	$647

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or nine month periods ended September 30, 2024.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	September 30, 2024
Due in one year or less	$578
Due after one year through two years	623
Due after two years through three years	578
Due after three years through four years	484
Due after four years through five years	284
Thereafter	2,045
Total undiscounted cash flows	4,592
Discount on cash flows	(864)
Total operating lease liability	$3,728

NOTE 6 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2024, and December 31, 2023, are listed below.

	September 30, 2024	December 31, 2023
Federal funds purchased	$—	$—
Retail repurchase agreements	38,196	43,582

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $40,070 and $47,282 at September 30, 2024, and December 31, 2023. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at September 30, 2024, and December 31, 2023.

	September 30, 2024	December 31, 2023
Average daily balance during the period	$42,213	$43,469
Average interest rate during the period	1.81%	1.13%
Maximum month-end balance year-to-date	$47,312	$46,798
Weighted average interest rate at period-end	1.62%	1.69%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances.

Federal Home Loan Bank advances as of September 30, 2024, and December 31, 2023, are as follows.

	September 30, 2024	December 31, 2023
Federal Home Loan Bank line of credit advances	$195,997	$—
Federal Home Loan Bank fixed-rate term advances	100,000	100,000
Total Federal Home Loan Bank advances	$295,997	$100,000

At September 30, 2024, and December 31, 2023, the Company had un-disbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $45,256 and $39,922. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $842,086 and securities of $84,148 for a total of $926,234 at September 30, 2024, and qualifying loans of $846,601 and securities of $65,209 for a total of $911,810 at December 31, 2023. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $583,927 and $770,711 at September 30, 2024, and December 31, 2023.

Federal Reserve Bank borrowings

At September 30, 2024, and December 31, 2023, the Company had a borrowing capacity of $338,743 and $471,569, for which the Company has pledged loans with an outstanding balance of $379,309 and $394,810 and securities with a fair value of $9,520 and $155,934. At December 31, 2023 the Company held $140,000 in borrowings secured from this facility under the Federal Reserve's Bank Term Funding Program with a rate of 4.38% and maturity date of March 22, 2024. The Company repaid this borrowing at maturity and there were no outstanding borrowings at September 30, 2024.

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

The loan was renewed on February 10, 2023, with a new maturity date of February 10, 2024. With this renewal, the maximum borrowing amount remained at $25,000. Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.25%. The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility due on the maturity date of the renewal.

The loan was renewed and amended on February 10, 2024, with the same terms as the previous renewal and a new maturity date of February 10, 2025.

There were no outstanding principal balances on the bank stock loan at September 30, 2024, and December 31, 2023.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of September 30, 2024, and December 31, 2023, are listed below.

	September 30, 2024	December 31, 2023
Subordinated debentures	$23,857	$23,594
Subordinated notes	73,479	73,327
Total	$97,336	$96,921

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

Subordinated debentures as of September 30, 2024, and December 31, 2023, are listed below.

	September 30, 2024	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	7.56%	10.5
CTIII subordinated debentures	5,155	7.10%	12.7
CFSTI subordinated debentures	5,155	8.17%	8.2
ASBSTI subordinated debentures	7,732	7.01%	11.0
Total contractual balance	28,352
Fair market value adjustments	(4,495)
Total subordinated debentures	$23,857

	December 31, 2023	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	7.66%	11.3
CTIII subordinated debentures	5,155	7.54%	13.5
CFSTI subordinated debentures	5,155	8.87%	9.0
ASBSTI subordinated debentures	7,732	7.45%	11.7
Total contractual balance	28,352
Fair market value adjustments	(4,758)
Total subordinated debentures	$23,594

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

Subordinated notes as of September 30, 2024, are listed below.

	September 30, 2024	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	5.8
Total principal outstanding	75,000
Debt issuance cost	(1,521)
Total subordinated notes	$73,479

Subordinated notes as of December 31, 2023, are listed below.

	December 31, 2023	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	6.5
Total principal outstanding	75,000
Debt issuance cost	(1,673)
Total subordinated notes	$73,327

Future principal repayments

Future principal repayments of the September 30, 2024, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	FRB Borrowings	Total
Due in one year or less	$38,196	$295,997	$—	$—	$—	$334,193
Due after one year through two years	—	—	—	—	—	—
Due after two years through three years	—	—	—	—	—	—
Due after three years through four years	—	—	—	—	—	—
Due after four years through five years	—	—	—	—	—	—
Thereafter	—	—	28,352	75,000	—	103,352
Total	$38,196	$295,997	$28,352	$75,000	$—	$437,545

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At September 30, 2024, and December 31, 2023, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at September 30, 2024, and December 31, 2023.

	September 30, 2024	December 31, 2023
Class A common stock – issued	20,675,614	20,460,615
Class A common stock – held in treasury	(5,379,537)	(5,016,964)
Class A common stock – outstanding	15,296,077	15,443,651
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $25 and $94 was recorded for the three and nine months ended September, 2024. ESPP compensation expense of $17 and $94 was recorded for the three and nine months ended September 2023. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2021 to February 14, 2022	14,274	$27.37	$69
February 15, 2022 to August 14, 2022	14,555	27.61	71
August 15, 2022 to February 14, 2023	17,508	26.18	81
February 15, 2023 to August 14, 2023	14,548	22.34	57
August 15, 2023 to February 14, 2024	16,884	21.79	65
February 15, 2024 to August 14, 2024	12,581	28.52	63

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

In July of 2023, the Company’s Board of Directors authorized the repurchase of up to 1,000,000 shares of the Company's outstanding common stock, from time to time, beginning on October 1, 2023, and concluding on September 30, 2024. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 2023 and 2024, the Company repurchased a total of 362,573 shares of the Company’s outstanding common stock at an average price paid of $32.71 per share. At September 30, 2024, there are 637,427 shares remaining under the program that expired on September 30, 2024.

In September of 2024, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2024, and concluding on September 30, 2025. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received October 7, 2024.

Accumulated other comprehensive income (loss)

At September 30, 2024, and December 31, 2023, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of September 30, 2024, and December 31, 2023, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
September 30, 2024
Net unrealized or unamortized gains (losses)	$(53,721)	$1,050	$(52,671)
Tax effect	12,913	(254)	12,659
	$(40,808)	$796	$(40,012)
December 31, 2023
Net unrealized or unamortized gains (losses)	$(77,548)	$839	$(76,709)
Tax effect	18,995	(206)	18,789
	$(58,553)	$633	$(57,920)

NOTE 8 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of September 30, 2024, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2024, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based, and Tier 1 leverage ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2024, and December 31, 2023, are presented in the table below. The Company was able to take advantage of the accumulated other comprehensive income exception on capital calculations that was made available by regulators in order to maintain strong regulatory ratios. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2024
Total capital to risk weighted assets
Equity Bancshares, Inc.	$616,329	14.78%	$437,810	10.50%	$	N/A	N/A
Equity Bank	587,441	14.12%	436,964	10.50%		416,156	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	497,804	11.94%	354,417	8.50%		N/A	N/A
Equity Bank	542,395	13.03%	353,732	8.50%		332,925	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	473,947	11.37%	291,873	7.00%		N/A	N/A
Equity Bank	542,395	13.03%	291,309	7.00%		270,501	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	497,804	9.55%	208,427	4.00%		N/A	N/A
Equity Bank	542,395	10.43%	208,067	4.00%		260,083	5.00%
December 31, 2023
Total capital to risk weighted assets
Equity Bancshares, Inc.	$589,131	15.48%	$399,729	10.50%	$	N/A	N/A
Equity Bank	571,938	15.05%	399,006	10.50%		380,006	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	470,659	12.36%	323,590	8.50%		N/A	N/A
Equity Bank	526,793	13.86%	323,005	8.50%		304,004	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	447,064	11.74%	266,486	7.00%		N/A	N/A
Equity Bank	526,793	13.86%	266,004	7.00%		247,004	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	470,659	9.46%	199,112	4.00%		N/A	N/A
Equity Bank	526,793	10.60%	198,782	4.00%		248,477	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 9 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine months ended September 2024, and 2023.

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Basic:
Net income (loss) allocable to common stockholders	$19,851	$12,341	$45,635	$36,120
Weighted average common shares outstanding	15,258,704	15,404,882	15,307,627	15,570,357
Weighted average vested restricted stock units	118	110	3,261	5,374
Weighted average shares	15,258,822	15,404,992	15,310,888	15,575,731
Basic earnings (loss) per common share	$1.30	$0.80	$2.98	$2.32
Diluted:
Net income (loss) allocable to common stockholders	$19,851	$12,341	$45,635	$36,120
Weighted average common shares outstanding for:
Basic earnings per common share	15,258,822	15,404,992	15,310,888	15,575,731
Dilutive effects of the assumed exercise of stock options	77,192	33,189	63,709	37,550
Dilutive effects of the assumed vesting of restricted stock units	114,197	66,892	92,086	76,193
Dilutive effects of the assumed exercise of ESPP purchases	1,334	2,099	1,247	2,831
Average shares and dilutive potential common shares	15,451,545	15,507,172	15,467,930	15,692,305
Diluted earnings (loss) per common share	$1.28	$0.80	$2.95	$2.30

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of September 30, 2024, and 2023.

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Stock options	288,583	280,814	152,824	268,713
Restricted stock units	148	122,074	4,916	129,160
Total antidilutive shares	288,731	402,888	157,740	397,873

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of September 30, 2024, and December 31, 2023.

	September 30, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$75,190	$—
U.S. Treasury securities	85,145	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	606,726	—
Private label residential mortgage-backed securities	—	130,403	—
Corporate	—	58,288	—
Small Business Administration loan pools	—	6,561	—
State and political subdivisions	—	78,687	—
Derivative assets:
Derivative assets (included in other assets)	—	6,136	—
Cash collateral held by counterparty and netting adjustments	(4,935)	—	—
Total derivative assets	(4,935)	6,136	—
Other assets:
Equity securities with readily determinable fair value	1,011	—	—
Total other assets	1,011	—	—
Total assets	$81,221	$961,991	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$2,959	$—
Cash collateral held by counterparty and netting adjustments	(461)	—	—
Total derivative liabilities	(461)	2,959	—
Total liabilities	$(461)	$2,959	$—

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$33,087	$—
U.S. Treasury securities	89,256	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	529,143	—
Private label residential mortgage-backed securities	—	137,841	—
Corporate	—	49,683	—
Small Business Administration loan pools	—	7,727	—
State and political subdivisions	—	72,911	—
Derivative assets:
Derivative assets (included in other assets)	—	7,002	—
Cash collateral held by counterparty and netting adjustments	(6,406)	—	—
Total derivative assets	(6,406)	7,002	—
Other assets:
Equity securities with readily determinable fair value	674	—	—
Total other assets	674	—	—
Total assets	$83,524	$837,394	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,656	$—
Cash collateral held by counterparty and netting adjustments	(454)	—	—
Total derivative liabilities	(454)	3,656	—
Total liabilities	$(454)	$3,656	$—

There were no material transfers between levels during the nine months ended September 30, 2024, or the year ended December 31, 2023. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of September 30, 2024, and December 31, 2023.

	September 30. 2024
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$3,260
Commercial and industrial	—	—	7,526
Residential real estate	—	—	3,468
Agricultural real estate	—	—	3,180
Other	—	—	907
Other real estate owned:
Commercial real estate	—	—	2,141
Residential real estate	—	—	57

	December 31, 2023
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$1,616
Commercial and industrial	—	—	3,706
Residential real estate	—	—	6,165
Agricultural real estate	—	—	2,606
Other	—	—	2,442
Other real estate owned:
Commercial real estate	—	—	1,061
Residential real estate	—	—	170

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2024, or December 31, 2023.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of September 30, 2024, and December 31, 2023.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
September 30, 2024
Individually evaluated real estate loans	$16,764	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 40% (22%)
Individually evaluated real estate loans	$1,577	Cost Approach	Adjustments for differences between replacement cost and depreciated cost	26% - 70% (29%)
Individually evaluated other real estate owned	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)
December 31, 2023
Individually evaluated real estate loans	$16,535	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 34% (19%)
Individually evaluated other real estate owned	$1,231	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 28% (18%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for September 30, 2024, and December 31, 2023.

	September 30, 2024
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$235,483	$235,483	$235,483	$—	$—
Available-for-sale securities	1,041,000	1,041,000	85,145	955,855	—
Held-to-maturity securities	5,408	5,610	—	5,610	—
Loans held for sale	901	901	—	901	—
Loans, net of allowance for credit losses	3,557,435	3,511,452	—	—	3,511,452
Federal Reserve Bank and Federal Home Loan Bank stock	34,429	34,429	—	34,429	—
Interest receivable	28,398	28,398	—	28,398	—
Derivative assets	6,136	6,136	—	6,136	—
Cash collateral held by derivative counterparty and netting adjustments	(4,935)	(4,935)	(4,935)	—	—
Total derivative assets	1,201	1,201	(4,935)	6,136	—
Equity securities with readily determinable fair value	1,011	1,011	1,011	—	—
Total assets	$4,905,266	$4,859,485	$316,704	$1,031,329	$3,511,452
Financial liabilities:
Deposits	$4,362,944	$4,359,686	$—	$4,359,686	$—
Federal funds purchased and retail repurchase agreements	38,196	38,196	—	38,196	—
Federal Home Loan Bank advances	295,997	295,997	—	295,997	—
Subordinated debentures	23,857	23,857	—	23,857	—
Subordinated notes	73,479	72,729	—	72,729	—
Contractual obligations	19,683	19,683	—	19,683	—
Interest payable	8,775	8,775	—	8,775	—
Derivative liabilities	2,959	2,959	—	2,959	—
Cash collateral held by derivative counterparty and netting adjustments	(461)	(461)	(461)	—	—
Total derivative liabilities	2,498	2,498	(461)	2,959	—
Total liabilities	$4,825,429	$4,821,421	$(461)	$4,821,882	$—

	December 31, 2023
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$379,099	$379,099	$379,099	$—	$—
Available-for-sale securities	919,648	919,648	89,256	830,392	—
Held-to-maturity securities	2,209	2,250	—	2,250	—
Loans held for sale	476	476	—	476	—
Loans, net of allowance for credit losses	3,289,381	3,227,789	—	—	3,227,789
Federal Reserve Bank and Federal Home Loan Bank stock	20,608	20,608	—	20,608	—
Interest receivable	25,497	25,497	—	25,497	—
Derivative assets	7,002	7,002	—	7,002	—
Cash collateral held by derivative counterparty and netting adjustments	(6,406)	(6,406)	(6,406)	—	—
Total derivative assets	596	596	(6,406)	7,002	—
Equity securities with readily determinable fair value	674	674	674	—	—
Total assets	$4,638,188	$4,576,637	$462,623	$886,225	$3,227,789
Financial liabilities:
Deposits	$4,145,455	$4,140,501	$—	$4,140,501	$—
Federal funds purchased and retail repurchase agreements	43,582	43,582	—	43,582	—
Federal Home Loan Bank advances	100,000	100,000	—	100,000	—
Federal Reserve Bank Borrowings	140,000	140,000	—	140,000	—
Subordinated debentures	23,594	23,594	—	23,594	—
Subordinated notes	73,327	71,827	—	71,827	—
Contractual obligations	19,315	19,315	—	19,315	—
Interest payable	9,180	9,180	—	9,180	—
Derivative liabilities	3,656	3,656	—	3,656	—
Cash collateral held by derivative counterparty and netting adjustments	(454)	(454)	(454)	—	—
Total derivative liabilities	3,202	3,202	(454)	3,656	—
Total liabilities	$4,557,655	$4,551,201	$(454)	$4,551,655	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2024, and December 31, 2023, were as follows.

	September 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$39,590	$402,556	$47,465	$343,715
Mortgage loans in the process of origination	391	2,208	4,574	357
Unused lines of credit	166,965	407,829	124,893	355,270

At September 30, 2024, the fixed rate loan commitments have interest rates ranging from 3.25% to 18.00% and maturities ranging from 1 month to 216 months.

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

The contractual amounts of standby letters of credit as of September 30, 2024, and December 31, 2023, were as follows.

	September 30, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$17,104	$28,645	$18,145	$30,680

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

Except for gains or losses from the sale of other real estate owned, which for the three and nine months ended September 30, 2024, include the liquidation of a preferred equity interest taken as resolution of a problem loan relationship that resulted in an $8,500 gain, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income.

The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2024, and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Non-interest income
Service charges and fees	$2,424	$2,690	$7,534	$7,888
Debit card income	2,665	2,591	7,733	7,798
Mortgage banking(a)	287	226	720	527
Increase in bank-owned life insurance(a)	1,344	794	3,083	3,134
Net gain (loss) on acquisitions(a)	831	—	2,131	—
Net gain (loss) from securities transactions(a)	206	(1)	222	(1,291)
Other
Investment referral income	109	101	395	307
Trust income	412	291	1,115	799
Insurance sales commissions	166	264	309	405
Recovery on zero-basis purchased loans(a)	5	2	4,378	515
Income (loss) from equity method investments(a)	—	(56)	(87)	(167)
Other non-interest income related to loans and deposits	856	1,828	2,969	4,340
Other non-interest income not related to loans and deposits(a)	12	5	(496)	30
Total other non-interest income	1,560	2,435	8,583	6,229
Total	$9,317	$8,735	$30,006	$24,285
(a) Not within the scope of ASC 606.

NOTE 14 – BUSINESS COMBINATIONS AND BRANCH SALES

At close of business on February 9, 2024, the Company acquired 100% of the outstanding common shares of Rockhold BanCorp ("Rockhold"), the holding company of the Bank of Kirksville (“BOK”), based in Kirksville, Missouri. Results of operations of BOK were included in the Company’s results of operations beginning February 10, 2024. Acquisition-related costs associated with this acquisition were $79 ($60 on an after-tax basis) and are included in merger expense in the Company’s income statement for the nine months ended September 30, 2024.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is currently still on-going. The acquisition was and expansion to the Company's current footprint in Missouri with the addition of eight branch locations in the Kirksville area.

The following table summarizes the amounts of assets acquired and liabilities assumed by BOK on February 9, 2024.

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

At close of business on July 1, 2024, the Company acquired 100% of the outstanding common shares of KansasLand Bancshares, Inc. ("KansasLand"), the holding company of KansasLand Bank (“KSL”), which has two branch locations in Quinter and Americus, Kansas. Results of operations of KSL were included in the Company’s results of operations beginning July 2, 2024.

Acquisition-related costs associated with this acquisition were $538 ($409 on an after-tax basis) and are included in merger expense in the Company’s income statement for the nine months ended September 30, 2024.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is currently still on-going. The acquisition was and expansion to the Company's current footprint in Western Kansas with the addition of two branch locations.

The following table summarizes the amounts of assets acquired and liabilities assumed by KSL on July 1, 2024.

Fair value of consideration:
Cash	$100
$100

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$1,361
Available-for-sale securities	20,004
Loans	27,926
Premises and equipment	372
Core deposit intangible	506
Other assets	1,764
Total assets acquired	51,933
Deposits	42,418
Federal funds purchased and retail repurchase agreements	780
Federal Home Loan Bank advances	7,049
Bank stock loan	691
Interest payable and other liabilities	64
Total liabilities assumed	51,002
Total identifiable net assets	931
Bargain purchase gain	(831)
$100

The following tables reconcile the par value of KSL loan portfolio as of the purchase date to the fair value indicated in the table above. For non-purchase credit deteriorated assets, the entire fair value adjustment including both interest and credit related components is recorded as an adjustment to par (“Fair Value Marks”) and reflected as an adjustment to the carrying value of that asset within the Consolidated Balance Sheet. Following purchase, an ACL is also established for these non-purchase credit deteriorated assets which is not reflected in this table as it is accounted for outside of the business combination. For purchase-credit deteriorated assets, as required by CECL, the fair value mark is divided between an adjustment to par (“Non-Credit Rate Marks”) and an addition to the ACL (“Credit Marks in ACL”). The addition to ACL is based on the application of management’s CECL methodology to the individual loans.

Non-Purchase Credit Deteriorated Loans	Loan Par Value	Fair Value Marks	Purchase Price
Commercial real estate	$163	$(14)	$149
Commercial and industrial	4,549	(258)	4,291
Residential real estate	7,053	(103)	6,950
Agricultural real estate	9,644	(387)	9,257
Agricultural	2,133	(7)	2,126
Consumer	1,524	(6)	1,518
Total non-PCD loans	$25,066	$(775)	$24,291

Purchase Credit Deteriorated Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial and industrial	$109	$(14)	$(9)	$86
Residential real estate	479	(48)	(43)	388
Agricultural real estate	3,717	(419)	(330)	2,968
Agricultural	244	(29)	(22)	193
Total PCD loans	$4,549	$(510)	$(404)	$3,635

Total Purchased Loans	Purchase Price
Non-Purchase Credit Deteriorated Loans	$24,291
Purchase Credit Deteriorated Loans	3,635
Total loans	$27,926

Assuming the Rockhold and KansasLand acquisitions would have taken place on January 1, 2023, total combined revenue would have been $168,626 for the nine months ended September 30, 2024, and $141,078 for the year ended December 31, 2023. Net income would have been $48,091 at September 30, 2024, and $7,518 at December 31, 2023. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former Rockhold locations are not available subsequent to the acquisition.

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

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets for the three months and nine months ended September 30, 2024, and September 30, 2023. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Nine Months ended September 30, 2024
Interest and dividend income	$221,427	$437	$—		$221,864
Interest expense	79,404	5,771	—		85,175
Net interest income	142,023	(5,334)	—		136,689
Provision (reversal) for credit losses	2,448	—	—		2,448
Net interest income after provision (reversal) for credit losses	139,575	(5,334)	—		134,241
Non-interest income
Service charges and fees	7,534	—	—		7,534
Debit card income	7,733	—	—		7,733
Mortgage banking	720	—	—		720
Increase in value of bank-owned life insurance	3,083	—	—		3,083
Net gain on acquisition and branch sales	2,131	—	—		2,131
Net gain (loss) from securities transactions	(72)	294	—		222
Other	8,583	42,825	(42,825)	(a)	8,583
Total non-interest income	29,712	43,119	(42,825)		30,006
Non-interest expense
Salaries and employee benefits	54,292	126	—		54,418
Net occupancy and equipment	10,800	—	—		10,800
Data processing	15,016	—	—		15,016
Professional fees	4,148	509	—		4,657
Advertising and business development	3,896	1	—		3,897
Telecommunications	1,887	—	—		1,887
FDIC insurance	1,821	—	—		1,821
Courier and postage	1,912	—	—		1,912
Free nationwide ATM cost	1,569	—	—		1,569
Amortization of core deposit intangibles	3,229	—	—		3,229
Loan expense	447	—	—		447
Other real estate owned	710	(8,496)	—		(7,786)
Merger expenses	3,893	568	—		4,461
Other	10,170	(147)	—		10,023
Intersegment service charges	(1,065)	1,065	—		—
Total non-interest expense	112,725	(6,374)	—		106,351
Income (loss) before income tax	56,562	44,159	(42,825)		57,896
Provision (benefit) for income taxes	14,467	(2,206)	—		12,261
Total segment profit/(loss)	$42,095	$46,365	$(42,825)		$45,635

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Nine Months ended September 30, 2023
Interest and dividend income	$181,934	$484	$—		$182,418
Interest expense	57,121	5,746	—		62,867
Net interest income	124,813	(5,262)	—		119,551
Provision (reversal) for credit losses	1,162	—	—		1,162
Net interest income after provision (reversal) for credit losses	123,651	(5,262)	—		118,389
Non-interest income
Service charges and fees	7,888	—	—		7,888
Debit card income	7,798	—	—		7,798
Mortgage banking	527	—	—		527
Increase in value of bank-owned life insurance	3,134	—	—		3,134
Net gain (loss) from securities transactions	(1,291)	—	—		(1,291)
Other	6,228	41,972	(41,971)	(a)	6,229
Total non-interest income	24,284	41,972	(41,971)		24,285
Non-interest expense
Salaries and employee benefits	47,667	119	—		47,786
Net occupancy and equipment	9,081	—	—		9,081
Data processing	12,962	—	—		12,962
Professional fees	3,895	446	—		4,341
Advertising and business development	3,827	—	—		3,827
Telecommunications	1,503	—	—		1,503
FDIC insurance	1,535	—	—		1,535
Courier and postage	1,469	—	—		1,469
Free nationwide ATM cost	1,565	—	—		1,565
Amortization of core deposit intangibles	2,635	—	—		2,635
Loan expense	385	—	—		385
Other real estate owned	318	—	—		318
Other	13,639	(443)	—		13,196
Intersegment service charges	(1,007)	1,007	—		—
Total non-interest expense	99,474	1,129	—		100,603
Income (loss) before income tax	48,461	35,581	(41,971)		42,071
Provision (benefit) for income taxes	7,515	(1,564)	—		5,951
Total segment profit/(loss)	$40,946	$37,145	$(41,971)		$36,120

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months ended September 30, 2024
Interest and dividend income	$74,878	$87	$—		$74,965
Interest expense	27,007	1,927	—		28,934
Net interest income	47,871	(1,840)	—		46,031
Provision (reversal) for credit losses	1,183	—	—		1,183
Net interest income after provision (reversal) for credit losses	46,688	(1,840)	—		44,848
Non-interest income
Service charges and fees	2,424	—	—		2,424
Debit card income	2,665	—	—		2,665
Mortgage banking	287	—	—		287
Increase in value of bank-owned life insurance	1,344	—	—		1,344
Net gain on acquisition and branch sales	831	—	—		831
Net gain (loss) from securities transactions	206	—	—		206
Other	1,560	12,737	(12,737)	(a)	1,560
Total non-interest income	9,317	12,737	(12,737)		9,317
Non-interest expense
Salaries and employee benefits	18,455	39	—		18,494
Net occupancy and equipment	3,478	—	—		3,478
Data processing	5,152	—	—		5,152
Professional fees	1,308	179	—		1,487
Advertising and business development	1,368	—	—		1,368
Telecommunications	660	—	—		660
FDIC insurance	660	—	—		660
Courier and postage	686	—	—		686
Free nationwide ATM cost	544	—	—		544
Amortization of core deposit intangibles	1,112	—	—		1,112
Loan expense	143	—	—		143
Other real estate owned	777	(8,496)	—		(7,719)
Merger expenses	615	3	—		618
Other	3,494	151	—		3,645
Intersegment service charges	(375)	375	—		—
Total non-interest expense	38,077	(7,749)	—		30,328
Income (loss) before income tax	17,928	18,646	(12,737)		23,837
Provision (benefit) for income taxes	5,205	(1,219)	—		3,986
Total segment profit/(loss)	$12,723	$19,865	$(12,737)		$19,851

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months ended September 30, 2023
Interest and dividend income	$64,598	$441	$—		$65,039
Interest expense	22,111	1,916	—		24,027
Net interest income	42,487	(1,475)	—		41,012
Provision (reversal) for credit losses	1,230	—	—		1,230
Net interest income after provision (reversal) for credit losses	41,257	(1,475)	—		39,782
Non-interest income
Service charges and fees	2,690	—	—		2,690
Debit card income	2,591	—	—		2,591
Mortgage banking	226	—	—		226
Increase in value of bank-owned life insurance	794	—	—		794
Net gain (loss) from securities transactions	(1)	—	—		(1)
Other	2,434	13,929	(13,928)	(a)	2,435
Total non-interest income	8,734	13,929	(13,928)		8,735
Non-interest expense
Salaries and employee benefits	15,820	37	—		15,857
Net occupancy and equipment	3,262	—	—		3,262
Data processing	4,553	—	—		4,553
Professional fees	1,225	87	—		1,312
Advertising and business development	1,419	—	—		1,419
Telecommunications	502	—	—		502
FDIC insurance	660	—	—		660
Courier and postage	548	—	—		548
Free nationwide ATM cost	516	—	—		516
Amortization of core deposit intangibles	799	—	—		799
Loan expense	132	—	—		132
Other real estate owned	128	—	—		128
Other	4,556	—	—		4,556
Intersegment service charges	(345)	345	—		—
Total non-interest expense	33,775	469	—		34,244
Income (loss) before income tax	16,216	11,985	(13,928)		14,273
Provision (benefit) for income taxes	2,466	(534)	—		1,932
Total segment profit/(loss)	$13,750	$12,519	$(13,928)		$12,341

(a) Elimination of equity in earnings of subsidiary

	For the Nine Months ended September 30,
	2024			2023
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$3,997	$135	$4,132	$3,371	$114	$3,485
Amortization of operating lease right-of-use-asset	346	—	346	472	—	472
Amortization of cloud computing implementation costs	104	—	104	141	—	141
Amortization of intangible assets	3,337	—	3,337	2,743	—	2,743
Purchase of long lived assets	10,499	—	10,499	12,425	—	12,425
Provision (benefit) for income taxes	14,467	(2,206)	12,261	7,515	(1,564)	5,951

	For the Three Months ended September 30,
	2024			2023
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$1,354	$45	$1,399	$1,160	$38	$1,198
Amortization of operating lease right-of-use-asset	130	—	130	149	—	149
Amortization of cloud computing implementation costs	34	—	34	47	—	47
Amortization of intangible assets	1,148	—	1,148	835	—	835
Purchase of long lived assets	4,162	—	4,162	5,324	—	5,324
Provision (benefit) for income taxes	5,205	(1,219)	3,986	2,466	(534)	1,932

	September 30,	December 31,
	2024	2023
Assets
Total assets for reportable segments	$5,342,899	$5,024,161
Holding company administrative adjustments	612,797	560,434
Elimination of bank cash and intercompany receivable of subsidiaries	(24,497)	(13,515)
Elimination of investment in subsidiaries	(575,966)	(536,488)
Consolidated total assets	$5,355,233	$5,034,592

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$74,965	$75,132	$71,767	$64,294	$65,039
Interest expense	28,934	28,656	27,585	24,827	24,027
Net interest income	46,031	46,476	44,182	39,467	41,012
Provision (reversal) for credit losses	1,183	265	1,000	711	1,230
Net gain on acquisition and branch sales	831	60	1,240	—	—
Net gain (loss) from securities transactions	206	(27)	43	(50,618)	(1)
Other non-interest income	8,280	8,925	10,448	7,204	8,736
Merger expenses	618	2,287	1,556	297	—
Other non-interest expense	29,710	36,584	35,596	34,701	34,244
Income (loss) before income taxes	23,837	16,298	17,761	(39,656)	14,273
Provision for income taxes	3,986	4,582	3,693	(11,357)	1,932
Net income (loss)	19,851	11,716	14,068	(28,299)	12,341
Net income (loss) allocable to common stockholders	19,851	11,716	14,068	(28,299)	12,341
Basic earnings (loss) per share	$1.30	$0.77	$0.91	$(1.84)	$0.80
Diluted earnings (loss) per share	$1.28	$0.76	$0.90	$(1.84)	$0.80
Balance Sheet Data (at period end)
Cash and cash equivalents	$235,483	$260,266	$235,018	$379,099	$199,017
Securities available-for-sale	1,041,000	1,042,176	1,091,717	919,648	1,057,009
Securities held-to-maturity	5,408	5,226	2,205	2,209	2,212
Loans held for sale	901	1,959	1,311	476	627
Gross loans held for investment	3,600,925	3,454,407	3,482,163	3,332,901	3,282,118
Allowance for credit losses	43,490	43,487	44,449	43,520	44,186
Loans held for investment, net of allowance for credit losses	3,557,435	3,410,920	3,437,714	3,289,381	3,237,932
Goodwill and core deposit intangibles, net	69,130	69,737	70,955	60,323	61,062
Mortgage servicing asset, net	—	25	50	75	100
Naming rights, net	968	979	989	1,000	1,011
Total assets	5,355,233	5,245,517	5,239,036	5,034,592	4,945,267
Total deposits	4,362,944	4,341,437	4,371,026	4,145,455	4,082,170
Borrowings	431,529	385,533	360,800	380,503	376,488
Total liabilities	4,851,195	4,784,082	4,782,260	4,581,732	4,527,137
Total stockholders’ equity	504,038	461,435	456,776	452,860	418,130
Tangible common equity*	433,940	390,694	384,782	391,462	355,957
Performance ratios
Return on average assets (ROAA) annualized	1.52%	0.91%	1.10%	(2.29)%	0.97%
Adjusted operating return on average assets (ROAA)*	1.54%	1.18%	1.25%	0.97%	0.97%
Return on average equity (ROAE) annualized	16.27%	10.35%	12.29%	(26.53)%	11.49%
Return on average equity before income tax and provision for loan losses*	20.50%	14.63%	16.39%	(36.51)%	14.43%
Return on average tangible common equity (ROATCE) annualized*	19.92%	13.31%	14.96%	(30.39)%	14.18%
Yield on loans annualized	7.11%	7.15%	6.85%	6.62%	6.67%
Cost of interest-bearing deposits annualized	2.85%	2.78%	2.77%	2.58%	2.40%
Cost of total deposits	2.20%	2.14%	2.16%	1.98%	1.84%
Net interest margin annualized	3.87%	3.94%	3.75%	3.49%	3.51%
Efficiency ratio*	54.70%	66.03%	65.16%	74.35%	68.83%
Non-interest income / average assets annualized	0.71%	0.69%	0.92%	(3.52)%	0.69%
Non-interest expense / average assets annualized	2.32%	3.01%	2.90%	2.84%	2.69%
Capital Ratios
Tier 1 Leverage Ratio	9.55%	9.14%	9.10%	9.46%	9.77%
Common Equity Tier 1 Capital Ratio	11.37%	11.12%	11.14%	11.74%	12.65%
Tier 1 Risk Based Capital Ratio	11.94%	11.70%	11.73%	12.36%	13.27%
Total Risk Based Capital Ratio	14.78%	14.61%	14.71%	15.48%	16.42%
Equity / Assets	9.41%	8.80%	8.72%	8.99%	8.46%
Tangible common equity to tangible assets*	8.21%	7.55%	7.45%	7.87%	7.29%
Dividend payout ratio	11.74%	15.79%	13.31%	(6.65)%	15.13%
Book value per share	$32.97	$30.36	$29.80	$29.35	$27.13
Tangible common book value per share*	$28.38	$25.70	$25.10	$25.37	$23.09
Tangible common book value per diluted share*	$28.00	$25.44	$24.87	$25.05	$22.96

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of

71 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of September 30, 2024, we had consolidated total assets of $5.36 billion, total loans held for investment, net of allowance, of $3.56 billion, total deposits of $4.36 billion, and total stockholders’ equity of $504.0 million. During the three and nine month periods ended September 30, 2024, the Company had net income of $19.9 million and $45.6 million. The Company had net income of $12.3 million and $36.1 million for the three and nine month periods ended September 30, 2023.

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

Allowance for Credit Losses: The allowance for credit losses represents management’s estimate of all expected credit losses over the expected life of our loan portfolio. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The level of the allowance is based upon management’s evaluation of historical default and loss experience, current and projected economic conditions, asset quality trends, known and inherent risks in the portfolio, adverse situations that may affect the borrower’s ability to repay a loan (including the timing of future payments), the estimated value of any underlying collateral, composition of the loan portfolio, industry and peer bank loan quality indications, and other pertinent factors, including regulatory recommendations. The level of the allowance for credit losses maintained by management is believed adequate to absorb all expected future losses inherent in the loan portfolio at the balance sheet date; however, determining the appropriateness of the allowance is complex and requires judgment by management about the effect of matters that are inherently uncertain. The actual realized facts and circumstances may be different than those currently estimated by management and may result in significant changes in the allowance for credit losses in future periods. The allowance for credit losses, as reported in our consolidated balance sheets, is adjusted by provision for credit losses, which is recognized in earnings and is reduced by the charge-off of loan amounts, net of recoveries.

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of September 30, 2024. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration, modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended September 30, 2024, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended September 30, 2024, compared with three months ended September 30, 2023: Net income allocable to common stockholders for the three months ended September 30, 2024, was $19.9 million, or $1.28 diluted earnings per share as compared to $12.3 million, or $0.80 diluted earnings per share for the three months ended September 30, 2023, an increase of $7.5 million. The increase was largely due to an increase in net interest income of $5.0 million, a gain on disposition in other real estate owned of $8.5 million, offset by an increase in other non-interest expense of $3.9 million and an increase in the provision for Income taxes of $2.1 million.

Nine months ended September 30, 2024, compared with nine months ended September 30, 2023: Net income allocable to common stockholders for the nine months ended September 30, 2024, was $45.6 million, or $2.95 diluted earnings per share as compared to $36.1 million, or $2.30 diluted earnings per share for the nine months ended September 30, 2023, an increase of $9.5 million. The increase was largely due to an increase in net interest income of $17.1 million, an increase in non-interest income of $5.7 million, a gain on disposition in other real estate owned of $8.5 million, offset by an increase in other non-interest expense of $14.2 million, an increase in the provision for loan losses of $1.3 million and an increase in the provision for income taxes of $4.3 million.

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

Three months ended September 30, 2024, compared with three months ended September 30, 2023: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2024, and 2023. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Three Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$659,697	$13,213	7.97%	$573,039	$10,984	7.60%
Commercial real estate	1,351,407	24,196	7.12%	1,253,362	20,824	6.59%
Real estate construction	442,857	9,732	8.74%	480,355	9,838	8.13%
Residential real estate	578,702	6,912	4.75%	564,138	6,085	4.28%
Agricultural real estate	251,595	4,365	6.90%	203,399	3,898	7.60%
Agricultural	91,500	1,906	8.29%	99,773	1,856	7.38%
Consumer	100,127	1,765	7.01%	107,417	1,667	6.16%
Total loans	3,475,885	62,089	7.11%	3,281,483	55,152	6.67%
Taxable securities	995,713	9,809	3.92%	1,027,889	5,696	2.20%
Nontaxable securities	60,120	400	2.65%	58,016	369	2.52%
Total Securities	1,055,833	10,209	3.85%	1,085,905	6,065	2.22%
Federal funds sold and other	200,209	2,667	5.30%	267,996	3,822	5.66%
Total interest-earning assets	4,731,927	74,965	6.30%	4,635,384	65,039	5.57%
Non-interest-earning assets:
Other real estate owned, net	2,992			4,206
Premises and equipment, net	115,441			108,869
Bank-owned life insurance	130,817			123,790
Goodwill, core deposit and other intangibles, net	70,824			62,635
Other non-interest-earning assets	153,016			111,295
Total assets	$5,205,017			$5,046,179
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,090,604	7,348	2.68%	$1,014,956	6,223	2.43%
Savings and money market	1,465,312	9,136	2.48%	1,408,424	7,108	2.00%
Demand, savings and money market	2,555,916	16,484	2.57%	2,423,380	13,331	2.18%
Certificates of deposit	753,286	7,195	3.80%	782,920	6,043	3.06%
Total interest-bearing deposits	3,309,202	23,679	2.85%	3,206,300	19,374	2.40%
FHLB term and line of credit advances	252,751	3,089	4.86%	100,000	968	3.84%
Subordinated debt	97,262	1,905	7.79%	96,712	1,893	7.77%
Federal Reserve Bank borrowings	11	—	0.00%	140,000	1,546	4.38%
Other borrowings	45,166	261	2.30%	48,413	246	2.02%
Total interest-bearing liabilities	3,704,392	28,934	3.11%	3,591,425	24,027	2.65%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	966,222			971,032
Non-interest-bearing liabilities	48,935			57,462
Stockholders’ equity	485,468			426,260
Total liabilities and stockholders’ equity	$5,205,017			$5,046,179
Net interest income		$46,031			$41,012
Interest rate spread			3.19%			2.92%
Net interest margin(2)			3.87%			3.51%
Total cost of deposits, including non-interest bearing deposits	$4,275,424	$23,679	2.20%	$4,177,332	$19,374	1.84%
Average interest-earning assets to interest-bearing liabilities			127.74%			129.07%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended September 30, 2024, and 2023.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2024, and 2023

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$1,719	$510	$2,229
Commercial real estate	1,692	1,680	3,372
Real estate construction	(797)	691	(106)
Residential real estate	160	667	827
Agricultural real estate	861	(394)	467
Agricultural	(161)	211	50
Consumer	(117)	215	98
Total loans	3,357	3,580	6,937
Taxable securities	(183)	4,296	4,113
Nontaxable securities	13	18	31
Total securities	(170)	4,314	4,144
Federal funds sold and other	(917)	(238)	(1,155)
Total interest-earning assets	2,270	7,656	9,926
Interest-bearing liabilities:
Interest-bearing demand deposits	484	641	1,125
Savings and money market	296	1,732	2,028
Demand, savings and money market	780	2,373	3,153
Certificates of deposit	(236)	1,388	1,152
Total interest-bearing deposits	544	3,761	4,305
FHLB term and line of credit advances	1,811	310	2,121
Subordinated debt	11	1	12
Federal Reserve Bank borrowings	(1,861)	315	(1,546)
Other borrowings	(18)	33	15
Total interest-bearing liabilities	487	4,420	4,907
Net Interest Income	$1,783	$3,236	$5,019

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

Interest income increased $9.9 million for the quarter ended September 30, 2024, as compared to the quarter ended September 30, 2023. Of this increase, $7.7 million is attributable to increases in average asset rate/yield. Realized rate increases were attributable to the higher coupons on loan production, purchase accounting accretion, as well as the Company's re-positioning of its investment portfolio in the fourth quarter of 2023. Rate increases were complemented by higher earning asset volume, accounting for the remaining $2.3 million in period over period growth.

The increase in interest expense of $4.9 million was due to the deposit portfolio repricing as market interest rates remained well above our historic cost of deposits as well as increased utilization of our FHLB borrowing line.

During the quarter ended September 30, 2024, when compared to the quarter ended September 30, 2023, net interest margin increased 36 basis points and net interest spread increased by 27 basis points to 3.19% from 2.92%. The increase in both is primarily due to the increase in yield on interest-earning assets, which outpaced the increases in the cost of interest-bearing liabilities.

Nine months ended September 30, 2024, compared with nine months ended September 30, 2023: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine months ended September 30, 2024, and 2023. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Nine Months Ended September 30,
	2024			2023
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$643,213	$38,408	7.98%	$580,359	$31,503	7.26%
Commercial real estate	1,400,385	73,339	7.00%	1,300,202	61,811	6.36%
Real estate construction	400,317	26,350	8.79%	450,147	24,764	7.36%
Residential real estate	579,818	19,935	4.59%	567,169	17,933	4.23%
Agricultural real estate	218,334	11,777	7.21%	202,963	10,399	6.85%
Agricultural	116,520	7,398	8.48%	100,450	5,039	6.71%
Consumer	104,098	5,229	6.71%	106,841	4,832	6.05%
Total loans	3,462,685	182,436	7.04%	3,308,131	156,281	6.32%
Taxable securities	1,004,367	29,862	3.97%	1,059,858	17,456	2.20%
Nontaxable securities	60,903	1,192	2.62%	82,230	1,606	2.61%
Total securities	1,065,270	31,054	3.89%	1,142,088	19,062	2.23%
Federal funds sold and other	211,961	8,374	5.28%	191,585	7,075	4.94%
Total interest-earning assets	4,739,916	221,864	6.25%	4,641,804	182,418	5.25%
Non-interest-earning assets:
Other real estate owned, net	2,187			4,226
Premises and equipment, net	115,801			105,980
Bank-owned life insurance	128,209			123,409
Goodwill, core deposit and other intangibles, net	68,160			63,505
Other non-interest-earning assets	130,530			96,434
Total assets	$5,184,803			$5,035,358
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,087,488	22,134	2.72%	$1,021,163	16,651	2.18%
Savings and money market	1,448,364	25,956	2.39%	1,344,809	15,637	1.55%
Demand, savings and money market	2,535,852	48,090	2.53%	2,365,972	32,288	1.82%
Certificates of deposit	765,800	21,106	3.68%	856,862	18,111	2.83%
Total interest-bearing deposits	3,301,652	69,196	2.80%	3,222,834	50,399	2.09%
FHLB term and line of credit advances	223,132	8,022	4.80%	97,014	2,939	4.05%
Subordinated debt	97,125	5,703	7.84%	96,584	5,687	7.87%
Federal Reserve Bank borrowings	41,391	1,361	4.39%	97,952	3,209	4.38%
Other borrowings	50,136	893	2.39%	48,471	633	1.75%
Total interest-bearing liabilities	3,713,436	85,175	3.06%	3,562,855	62,867	2.36%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	958,786			997,165
Non-interest-bearing liabilities	45,513			51,443
Stockholders’ equity	467,068			423,895
Total liabilities and stockholders’ equity	$5,184,803			$5,035,358
Net interest income		$136,689			$119,551
Interest rate spread			3.19%			2.89%
Net interest margin(2)			3.85%			3.44%
Total cost of deposits, including non-interest bearing deposits	$4,260,438	$69,196	2.17%	$4,219,999	$50,399	1.60%
Average interest-earning assets to interest-bearing liabilities			127.64%			130.28%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the nine month periods ended September 30, 2024, and 2023.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2024, and 2023

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$3,590	$3,315	$6,905
Commercial real estate	4,972	6,556	11,528
Real estate construction	(2,935)	4,521	1,586
Residential real estate	407	1,595	2,002
Agricultural real estate	812	566	1,378
Agricultural	887	1,472	2,359
Consumer	(127)	524	397
Total loans	7,606	18,549	26,155
Taxable securities	(959)	13,365	12,406
Nontaxable securities	(418)	4	(414)
Total securities	(1,377)	13,369	11,992
Federal funds sold and other	784	515	1,299
Total interest-earning assets	7,013	32,433	39,446
Interest-bearing liabilities:
Interest-bearing demand deposits	1,137	4,346	5,483
Savings and money market	1,285	9,034	10,319
Demand, savings and money market	2,422	13,380	15,802
Certificates of deposit	(2,077)	5,072	2,995
Total interest-bearing deposits	345	18,452	18,797
FHLB term and line of credit advances	4,445	638	5,083
Subordinated debt	32	(16)	16
Federal Reserve Bank borrowings	(1,860)	12	(1,848)
Other borrowings	22	238	260
Total interest-bearing liabilities	2,984	19,324	22,308
Net Interest Income	$4,029	$13,109	$17,138

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

Interest income on interest-earning assets increased $39.4 million for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023. Of this increase, $32.4 million is attributable to increases in earning asset yields. Yield on loans increased by 72 basis points, driven by continued repricing in a higher interest rate environment as well as the purchase accounting accretion following the Rockhold and KansasLand mergers. Investment yields contributed a comparative improvement of $13.4 million, primarily attributable to the Company's strategic repositioning in the fourth quarter of 2023. Earning asset volume generated a comparative increase of $7.0 million, driven by the addition of assets through the Rockhold and KansasLand mergers.

There was an increase in interest expense on Total interest-bearing deposits of $22.3 million due to the deposit portfolio repricing as market interest rates remained well above our historic cost of deposits as well as increased utilization of our FHLB borrowing line.

When compared to the nine months ended September 30, 2023, net interest margin increased 41 basis points during the nine months ended September 30, 2024, while net interest spread increased by 30 basis points to 3.19% from 2.89%. The increase in both can be attributed to an increase in the rate/yield earned on interest-earning assets and to a lesser extent the increase in volume of interest earning assets, offset by an increase in the cost of interest-bearing liabilities portfolio and utilization level of our FHLB line.

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

Three months ended September 30, 2024, compared with three months ended September 30, 2023: During the three months ended September 30, 2024 and 2003, there was a provision for credit losses of $1.2 million. The provision for the three months ended is primarily attributable to the establishment of reserves on non-PCD loans acquired in the KansasLand acquisitions and loan growth. The Company continues to estimate the allowance for credit losses with assumptions that anticipate slower prepayment rates and continued market disruption caused by elevated inflation, supply chain issues and the impact of monetary policy on consumers and businesses. Net charge-offs for the three months ended September 30, 2024 and 2023, were $1.6 million, respectively. For the three months ended September 30, 2024, gross charge-offs were $1.8 million, offset by gross recoveries of $197 thousand. In comparison, gross charge-offs were $1.7 million for the three months ended September 30, 2023, offset by gross recoveries of $65 thousand.

Nine months ended September 30, 2024, compared with nine months ended September 30, 2023: During the nine months ended September 30, 2024, there was a provision for credit losses of $2.4 million compared to a provision for credit losses of $1.2 million during the nine months ended September 30, 2023. The change in provision is primarily attributable to the establishment of reserves on non-PCD loans acquired in the Rockhold and KansasLand acquisitions and loan growth. Net charge-offs for the nine months ended September 30, 2024, were $3.5 million compared to net charge-offs of $2.8 million for the nine months ended September 30, 2023. For the nine months ended September 30, 2024, gross charge-offs were $4.0 million, offset by gross recoveries of $564 thousand. In comparison, gross charge-offs were $3.4 million for the nine months ended September 30, 2023, offset by gross recoveries of $536 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, trust income and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended September 30, 2024, compared with three months ended September 30, 2023: The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2024, and 2023.

Non-Interest Income

For the Three Months Ended September 30,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Service charges and fees	$2,424	$2,690	$(266)	(9.9)%
Debit card income	2,665	2,591	74	2.9%
Mortgage banking	287	226	61	27.0%
Increase in value of bank-owned life insurance	1,344	794	550	69.3%
Other
Investment referral income	109	101	8	7.9%
Trust income	412	291	121	41.6%
Insurance sales commissions	166	264	(98)	(37.1)%
Recovery on zero-basis purchased loans	5	2	3	150.0%
Income (loss) from equity method investments	—	(56)	56	(100.0)%
Other non-interest income	868	1,833	(965)	(52.6)%
Total other	1,560	2,435	(875)	(35.9)%
Subtotal	8,280	8,736	(456)	(5.2)%
Net gain (loss) on acquisition and branch sales	831	—	831	100.0%
Net gain (loss) from securities transactions	206	(1)	207	(20700.0)%
Total non-interest income	$9,317	$8,735	$582	6.7%

Total non-interest income increased $582 thousand during the three months ended September 30, 2024, as compared to the same period in 2023. The increase is largely attributable to a gain on the acquisition of KansasLand, an increase in bank owned life insurance as well as a decrease in losses on securities transactions, offset by a decrease in other non-interest income.

Nine months ended September 30, 2024, compared with nine months ended September 30, 2023: The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2024, and 2023

Non-Interest Income

For the Nine Months Ended September 30,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Service charges and fees	$7,534	$7,888	$(354)	(4.5)%
Debit card income	7,733	7,798	(65)	(0.8)%
Mortgage banking	720	527	193	36.6%
Increase in value of bank-owned life insurance	3,083	3,134	(51)	(1.6)%
Other
Investment referral income	395	307	88	28.7%
Trust income	1,115	799	316	39.5%
Insurance sales commissions	309	405	(96)	(23.7)%
Recovery on zero-basis purchased loans	4,378	515	3,863	750.1%
Income from equity method investments	(87)	(167)	80	(47.9)%
Other non-interest income	2,473	4,370	(1,897)	(43.4)%
Total other	8,583	6,229	2,354	37.8%
Subtotal	27,653	25,576	2,077	8.1%
Net gain (loss) on acquisition and branch sales	2,131	—	2,131	(100.0)%
Net gain (loss) from securities transactions	222	(1,291)	1,513	(117.2)%
Total non-interest income	$30,006	$24,285	$5,721	23.6%
Total non-interest income increased $5.7 million during the nine months ended September 30, 2024, as compared to the same period in 2023. The increase is largely attributable to increases in recovery on zero-basis purchased loans, net gain on the Rockhold and KansasLand mergers, the lack of realized losses on securities transactions offset by a decrease in other non-interest income.

Non-Interest Expense

Three months ended September 30, 2024, compared with three months ended September 30, 2023: For the three months ended September 30, 2024, non-interest expense totaled $30.3 million, a decrease of $3.9 million, when compared to the three months ended September 30, 2023. Changes in the various components of non-interest expense for the three months ended September 30, 2024, and 2023, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended September 30,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Salaries and employee benefits	$18,494	$15,857	$2,637	16.6%
Net occupancy and equipment	3,478	3,262	216	6.6%
Data processing	5,152	4,553	599	13.2%
Professional fees	1,487	1,312	175	13.3%
Advertising and business development	1,368	1,419	(51)	(3.6)%
Telecommunications	660	502	158	31.5%
FDIC insurance	660	660	—	—%
Courier and postage	686	548	138	25.2%
Free nationwide ATM cost	544	516	28	5.4%
Amortization of core deposit intangible	1,112	799	313	39.2%
Loan expense	143	132	11	8.3%
Other real estate owned	(7,719)	128	(7,847)	(6130.5)%
Other	3,645	4,556	(911)	(20.0)%
Subtotal	29,710	34,244	(4,534)	(13.2)%
Merger expenses	618	—	618	(100.0)%
Total non-interest expense	$30,328	$34,244	$(3,916)	(11.4)%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $2.6 million for the period ended September 30, 2024, as compared to the same period in 2023. The increase is primarily due to increases in employee salaries, incentive compensation and employee benefits. The increase in employee salaries and wages was partially due to additional payroll costs from the Rockhold and KansasLand mergers.

Data processing: There was an increase in data processing costs of $599 thousand for the period ended September 30, 2024, as compared to the same period in 2023. The increase is primarily due to the renewal of software licenses.

Other real estate owned: The gain on disposition of other real estate owned resulted in a gain of $8.5 million. Excluding the one-time gain, other real estate owned increased by $653 thousand for the period ended September 30, 2024, as compared to the same period in 2023 due to the write-down of a previous bank location.

Amortization of core deposit intangible: Amortization of core deposit intangibles cost increased $313 thousand for the period ended September 30, 2024, as compared to the same period in 2023. The increase is due to additional amortization from the Rockhold and KansasLand mergers.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The primary driver of the decline from the comparative period is the maturing of legacy tax investments without comparative replacement. New solar tax investments now comply with PAM and no longer impact non-interest expense.

Merger expenses: To facilitate the KansasLand merger the Company realized expense of $618 thousand for the period ended September 30, 2024. No transactions were in process for the comparative period in 2023.

Nine months ended September 30, 2024, compared with nine months ended September 30, 2023: For the nine months ended September 30, 2024, non-interest expense totaled $106.4 million, an increase of $5.7 million, when compared to the nine months ended September 30, 2023. Changes in the various components of non-interest expense for the nine months ended September 30, 2024, and 2023, are discussed in more detail in the following table.

Non-Interest Expense

For the Nine Months Ended September 30,

			2024 vs. 2023
(Dollars in thousands)	2024	2023	Change	%
Salaries and employee benefits	$54,418	$47,786	$6,632	13.9%
Net occupancy and equipment	10,800	9,081	1,719	18.9%
Data processing	15,016	12,962	2,054	15.8%
Professional fees	4,657	4,341	316	7.3%
Advertising and business development	3,897	3,827	70	1.8%
Telecommunications	1,887	1,503	384	25.5%
FDIC insurance	1,821	1,535	286	18.6%
Courier and postage	1,912	1,469	443	30.2%
Free nationwide ATM cost	1,569	1,565	4	0.3%
Amortization of core deposit intangibles	3,229	2,635	594	22.5%
Loan expense	447	385	62	16.1%
Other real estate owned	(7,786)	318	(8,104)	(2548.4)%
Other	10,023	13,196	(3,173)	(24.0)%
Sub-Total	101,890	100,603	1,287	1.3%
Merger expenses	4,461	—	4,461	(100.0)%
Total non-interest expense	$106,351	$100,603	$5,748	5.7%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $6.6 million for the period ended September 30, 2024, as compared to the same period in 2023. The increase is primarily due to increases in employee salaries and incentive compensation. The increase in employee salaries and wages was partially due to additional payroll costs from the Rockhold and KansasLand mergers as well as additional staff added during the year. The increase in incentive compensation is partially due to the reversal of stock base compensation expense due to the departure of several senior management members in 2023.

Net occupancy and equipment: There was an increase in net occupancy and equipment costs of $1.7 million for the period ended September 30, 2024, as compared to the same period in 2023. The increase is primarily due to increases in repairs and maintenance expense, depreciation expense and utilities expense partially attributable to current year merger transactions.

Data processing: There was an increase in data processing costs of $2.1 million for the period ended September 30, 2024, as compared to the same period in 2023. The increase is primarily due to the renewal of software licenses.

Amortization of core deposit intangible: Amortization of core deposit intangibles cost increased $594 thousand for the period ended September 30, 2024, as compared to the same period in 2023. The increase is due to additional amortization from the Rockhold and KansasLand mergers.

Other real estate owned: The gain on disposition of other real estate owned resulted in a gain of $8.5 million. Excluding the one-time gain, Other real estate owned increased by $396 thousand for the period ended September 30, 2024, as compared to the same period in 2023.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits, provision for unfunded commitments and the maturing of legacy tax investments without comparative replacement. New solar tax investments now comply with PAM and no longer impact non-interest expense.

Merger expenses: To facilitate the Rockhold and KansasLand mergers the Company realized expense of $4.5 million for the period ended September 30, 2024.

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

The efficiency ratio was 54.7% for the three months ended September 30, 2024, compared with 68.8% for the three months ended September 30, 2023. The improvement was primarily due to the reduced non-interest expense from the gain on disposition of other real estate owned. Excluding the gain on disposition of other real estate owned, the efficiency ratio was 70.4% for the three months ended September 30, 2024, compared with 68.8% for the three months ended September 30, 2023.

The efficiency ratio was 62.0% for the nine months ended September 30, 2024, compared with 69.3% for the nine months ended September 30, 2023. The improvement was primarily due to the reduced non-interest expense from the gain on disposition of other real estate owned. Excluding the gain on disposition of other real estate owned, the efficiency ratio was 67.2% for the three months ended September 30, 2024, compared with 69.3% for the three months ended September 30, 2023.

Income Taxes

In general, the Company records income tax expense each quarter based on its estimate of the full year’s effective tax rate which includes, in addition to statutory rates, estimated amounts for tax-exempt interest income, non-taxable life insurance income, non-deductible executive compensation, valuation allowance on deferred assets, other non-deductible expense, and federal and state income tax credits anticipated to be available in proportion to anticipated annual income before income taxes. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits or shortfalls with respect to share-based compensation, changes in tax law, and non-deductible merger expense.

Three months ended September 30, 2024, compared with three months ended September 30, 2023: The effective income tax rate for the three month period ended September 30, 2024, was 16.7% as compared to 13.5% for the three month period ended September 30, 2023. The increase in rate for the quarter ended September 30, 2024, was primarily attributable to an $11.5 million tax gain and related penalty recognized due to the surrender of BOLI in the second quarter of 2024 offset by the reversal of a deferred tax asset valuation allowance for the expected current and future utilization of state net operating loss carryforwards. In addition, there was a comparative reduction in the recognition of tax benefit related to solar tax investments recognized under the hypothetical liquidation book value, partially offset by a new solar tax investment entered into in the second quarter of 2024 which qualifies for the proportional amortization method.

Nine months ended September 30, 2024, compared with nine months ended September 30, 2023: The effective income tax rate for the nine month period ended September 30, 2024, was 21.2% as compared to 14.1% for the nine month period ended September 30, 2023. See drivers of change in the section above.

Financial Condition

Total assets increased $320.6 million from December 31, 2023, to $5.36 billion at September 30, 2024. This variance was primarily due to an increase in loans held for investment of $268.0 million, a increase in available for sale securities of 121.4 million, partially offset by a decrease in cash and cash equivalents of $143.6 million. Total liabilities increased $269.5 million to $4.85 billion at September 30, 2024. The change in total liabilities is mostly due to increases in total deposits of $217.5 million and Federal Home Loan bank advances of $196.0 million, partially offset by a decrease in Federal Reserve Bank borrowings of $140.0 million. Total stockholders’ equity increased $51.2 million from $452.9 million at December 31, 2023, to $504.0 million at September 30, 2024, principally due to net income for the nine months ended September 30, 2024 and a decrease in unrealized losses on available for sale securities, net of tax, offset by the increase in treasury stock.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	September 30, 2024		December 31, 2023
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$670,665	18.6%	$598,327	17.9%	$72,338	12.1%
Real estate loans:
Commercial real estate	1,916,863	53.2%	1,759,855	52.8%	157,008	8.9%
Residential real estate	567,063	15.8%	556,328	16.7%	10,735	1.9%
Agricultural real estate	259,587	7.2%	196,114	5.9%	63,473	32.4%
Total real estate loans	2,743,513	76.2%	2,512,297	75.4%	231,216	9.2%
Agricultural	89,529	2.5%	118,587	3.6%	(29,058)	(24.5)%
Consumer	97,218	2.7%	103,690	3.1%	(6,472)	(6.2)%
Total loans held for investment	$3,600,925	100.0%	$3,332,901	100.0%	$268,024	8.0%
Total loans held for sale	$901	100.0%	$476	100.0%	$425	89.3%
Total loans held for investment (net of allowances)	$3,557,435	100.0%	$3,289,381	100.0%	$268,054	8.1%

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

At September 30, 2024, gross total loans, including loans held for sale, were 82.6% of deposits and 67.3% of total assets. At December 31, 2023, gross total loans, including loans held for sale, were 80.4% of deposits and 66.4% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2024, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2024
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$216,385	$368,214	$83,224	$2,842	$670,665
Real Estate:
Commercial real estate	529,295	1,054,284	235,591	97,693	1,916,863
Residential real estate	2,867	11,607	128,237	424,352	567,063
Agricultural real estate	118,007	72,157	33,295	36,128	259,587
Total real estate	650,169	1,138,048	397,123	558,173	2,743,513
Agricultural	61,777	20,352	3,022	4,378	89,529
Consumer	34,632	48,849	11,725	2,012	97,218
Total	$962,963	$1,575,463	$495,094	$567,405	$3,600,925
Loans with a predetermined fixed interest rate	$387,410	$572,001	$116,153	$261,964	$1,337,528
Loans with an adjustable/floating interest rate	575,553	1,003,462	378,941	305,441	2,263,397
Total	$962,963	$1,575,463	$495,094	$567,405	$3,600,925

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2024	December 31, 2023
	(Dollars in thousands)
Nonaccrual loans	$31,278	$25,026
Accruing loans 90 or more days past due	206	279
OREO acquired through foreclosure, net	645	772
Other repossessed assets	242	380
Total nonperforming assets	$32,371	$26,457
Ratios:
Nonperforming assets to total assets	0.60%	0.53%
Nonperforming assets to total loans plus OREO and repossessed assets	0.90%	0.79%

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

The nonperforming loans at September 30, 2024, consisted of 285 separate credits and 232 separate borrowers. We had 5 non-performing loan relationships, totaling $12.4 million, with an outstanding balance in excess of $1.0 million as of September 30, 2024.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At September 30, 2024, the Company had $14.2 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $11.1 million at December 31, 2023.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
September 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$15,236	$15,809	$7,720	$2,535	$522	$1,668	$43,490
Total loans outstanding (1)	1,916,863	670,665	567,063	259,587	89,529	97,218	3,600,925
Net (charge-offs) recoveries QTD	7	(854)	(330)	(9)	21	(419)	(1,584)
Net (charge-offs) recoveries YTD	19	(2,500)	(344)	(8)	(5)	(640)	(3,478)
Average loan balance QTD (1)	659,697	1,794,264	576,722	251,595	91,500	100,127	3,473,905
Average loan balance YTD (1)	643,213	1,800,702	578,364	218,334	116,520	104,098	3,461,231
Non-accrual loan balance	8,781	9,772	4,594	7,017	538	576	31,278
Loans to total loans outstanding	53.2%	18.6%	15.7%	7.2%	2.5%	2.7%	100.0%
ACL to total loans	0.8%	2.4%	1.4%	1.0%	0.6%	1.7%	1.2%
Net charge-offs to average loans QTD	—%	—%	(0.1)%	—%	—%	(0.4)%	—%
Net charge-offs to average loans YTD	—%	(0.1)%	(0.1)%	—%	—%	(0.6)%	(0.1)%
Non-accrual loans to total loans	0.5%	1.5%	0.8%	2.7%	0.6%	0.6%	0.9%
ACL to non-accrual loans	173.5%	161.8%	168.0%	36.1%	97.0%	289.6%	139.0%

September 30, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$13,696	$18,960	$7,336	$1,200	$1,324	$1,670	$44,186
Total loans outstanding (1)	1,721,761	585,129	558,188	205,865	103,352	107,823	3,282,118
Net (charge-offs) recoveries QTD	(2)	(1,397)	2	(3)	—	(188)	(1,588)
Net (charge-offs) recoveries YTD	65	(2,421)	3	—	47	(517)	(2,823)
Average loan balance QTD (1)	1,733,717	573,039	563,081	203,399	99,773	107,417	3,280,426
Average loan balance YTD (1)	1,750,349	580,359	566,080	202,963	100,450	106,841	3,307,042
Non-accrual loan balance	3,087	5,619	3,124	4,364	2,585	656	19,435
Loans to total loans outstanding	52.5%	17.8%	17.0%	6.3%	3.1%	3.3%	100.0%
ACL to total loans	0.8%	3.2%	1.3%	0.6%	1.3%	1.5%	1.3%
Net charge-offs to average loans QTD	—%	(0.2)%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.4)%	—%	—%	—%	(0.5)%	(0.1)%
Non-accrual loans to total loans	0.2%	1.0%	0.6%	2.1%	2.5%	0.6%	0.6%
ACL to non-accrual loans	443.7%	337.4%	234.8%	27.5%	51.2%	254.6%	227.4%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at September 30, 2024, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2024.

The allowance for credit losses on loans measured on a collective basis totaled $37.8 million, or 1.1% of the $3.57 billion in loans measured on a collective basis at September 30, 2024, compared to an allowance for credit losses of $38.8 million, or 1.2%, of the $3.30 billion in loans measured on a collective basis at December 31, 2023. The total reserve percentage to total loans was 1.2% at September 30, 2024, and 1.3% at December 31, 2023.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2024, securities represented 19.5% of total assets, slightly increasing from 18.3% at December 31, 2023.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$79,529	$75,190	$39,103	$33,087
U.S. Treasury securities	85,068	85,145	89,999	89,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	626,955	606,726	560,674	529,143
Private label residential mortgage-backed securities	148,117	130,403	161,174	137,841
Corporate	61,910	58,288	56,722	49,683
Small Business Administration loan pools	6,792	6,561	8,066	7,727
State and political subdivisions	86,350	78,687	81,458	72,911
Total available-for-sale securities	$1,094,721	$1,041,000	$997,196	$919,648

Held-To-Maturity Securities

	September 30, 2024		December 31, 2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$4,122	$4,280	$1,094	$1,097
State and political subdivisions	1,286	1,330	1,115	1,153
Total held-to-maturity securities	$5,408	$5,610	$2,209	$2,250

At September 30, 2024, and December 31, 2023, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2024, and December 31, 2023. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2024
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$13,304	5.02%	$25,968	4.46%	$34,056	1.85%	$1,862	2.02%	$75,190	3.31%
U.S. Treasury securities	69,510	3.74%	15,635	4.56%	—	—%	—	—%	85,145	3.89%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	57,229	4.00%	146,173	2.91%	403,324	4.45%	606,726	4.04%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	130,403	2.43%	130,403	2.34%
Corporate	600	4.25%	11,151	7.27%	46,537	4.82%	—	—%	58,288	5.28%
Small Business Administration loan pools	—	—%	—	—%	4,568	5.63%	1,993	2.17%	6,561	4.58%
State and political subdivisions(1)	3,644	2.72%	10,848	2.37%	33,117	2.06%	31,078	2.49%	78,687	2.30%
Total available-for-sale securities	87,058	3.90%	120,831	4.33%	264,451	3.05%	568,660	3.84%	1,041,000	3.70%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	3,039	5.02%	1,083	4.96%	4,122	5.00%
State and political subdivisions(1)	—	—%	—	—%	173	3.02%	1,113	4.62%	1,286	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,212	4.91%	2,196	4.79%	5,408	4.86%
Total debt securities	$87,058	3.90%	$120,831	4.33%	$267,663	3.07%	$570,856	3.85%	$1,046,408	3.71%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2023
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$—	—%	$31,337	1.65%	$1,750	2.02%	$33,087	1.67%
U.S. Treasury securities	69,843	5.39%	19,413	1.18%	—	—%	—	—%	89,256	4.47%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	40,978	3.78%	137,929	2.62%	350,236	4.26%	529,143	3.80%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	137,841	2.27%	137,841	2.27%
Corporate	—	—%	8,001	7.49%	41,682	4.63%	—	—%	49,683	5.09%
Small Business Administration loan pools	—	—%	—	—%	5,587	5.44%	2,140	2.08%	7,727	4.51%
State and political subdivisions(1)	3,963	2.09%	6,138	2.34%	30,789	2.00%	32,021	2.38%	72,911	2.20%
Total available-for-sale securities	73,806	5.21%	74,530	3.38%	247,324	2.82%	523,988	3.60%	919,648	3.51%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,094	4.93%	1,094	4.93%
State and political subdivisions(1)	—	—%	—	—%	—	—%	1,115	4.62%	1,115	4.62%
Total held-to-maturity securities	—	—%	—	—%	—	—%	2,209	4.77%	2,209	4.77%
Total debt securities	$73,806	5.21%	$74,530	3.38%	$247,324	2.82%	$526,197	3.61%	$921,857	3.51%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At September 30, 2024, and December 31, 2023, 72.2% and 73.2% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 4.6 years and 5.3 years and a modified duration of 3.9 years and 4.4 years.

Goodwill Impairment Assessment

At September 30, 2024, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired. For additional information, see “Goodwill” under "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

The following table shows our composition of deposits at September 30, 2024, and December 31, 2023.

Composition of Deposits

	September 30, 2024		December 31, 2023
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$967,858	22.2%	$898,129	21.7%
Interest-bearing demand	997,228	22.9%	998,822	24.1%
Savings and money market	1,471,728	33.7%	1,484,985	35.8%
Time	926,130	21.2%	763,519	18.4%
Total deposits	$4,362,944	100.0%	$4,145,455	100.0%

Total deposits at September 30, 2024, were $4.36 billion, an increase of $217.5 million, or 5.2%, compared to total deposits of $4.15 billion at December 31, 2023.

The following tables show deposit acquired in 2024, as of the time of each acquisition.

	Rockhold Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$97,593	27.9%
Interest-bearing demand	124,760	35.7%
Savings and money market	94,731	27.1%
Time	32,693	9.3%
Total deposits	$349,777	100.0%

	Kansasland Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$6,439	15.2%
Interest-bearing demand	5,011	11.8%
Savings and money market	14,314	33.7%
Time	16,654	39.3%
Total deposits	$42,418	100.0%

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at September 30, 2024, and December 31, 2023.

	September 30, 2024	December 31, 2023
Interest-bearing demand	(Dollars in thousands)
Reciprocal	$341,132	$382,614
Total interest-bearing demand	341,132	382,614
Savings and money market
Reciprocal	64,600	230,750
Total savings and money market	64,600	230,750
Time
Reciprocal	35,346	21,841
Non-reciprocal brokered	244,385	199,940
Total time	279,731	221,781
Total reciprocal and brokered deposits	$685,463	$835,145

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of September 30, 2024, and December 31, 2023.

	September 30, 2024	December 31, 2023	Change	%
	(Dollars in thousands)
3 months or less	$56,062	$65,449	$(9,387)	(14.3)%
Over 3 through 6 months	65,289	94,459	(29,170)	(30.9)%
Over 6 through 12 months	138,492	18,082	120,410	665.9%
Over 12 months	57,293	18,777	38,516	205.1%
Total Time Deposits	$317,136	$196,767	$120,369	61.2%

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

During the nine months ended September 30, 2024, and 2023, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing security and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and Federal Reserve Bank borrowings.

Our largest sources of funds are deposits and FHLB borrowings and largest uses of funds are loan funding, securities purchases and debt servicing. Average loans were $3.46 billion for the nine months ended September 30, 2024, an increase of 4.8% over the December 31, 2023, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.5 years and a modified duration of 3.8 years at September 30, 2024.

Cash and cash equivalents were $235.5 million at September 30, 2024, a decrease of $143.6 million from the $379.1 million cash and cash equivalents at December 31, 2023. The decrease in cash and cash equivalents is driven by $163.9 million net cash used in financing activities and $31.8 million net cash used in investing activities which was offset by $52.1 million net cash provided by operating activities. The $163.9 million net change in cash used in financing activities includes, $174.8 million in outflows for the decrease in deposits, $141.0 million in outflows for Federal Reserve borrowings, $15.0 million outflow for federal fund repurchased and retail repurchase agreements, $11.9 million outflow for the repurchase of treasury stock, $7.6 million in payments on capital tax credits and $5.6 million for the payment of dividends on common stock, offset by an increase in FHLB line of credit of $189.9 million. Cash and cash equivalents at January 1, 2024, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities and FHLB borrowings during the first nine months of 2024 were primarily used to originate or purchase loans, to purchase investment securities and to facilitate the Rockhold and KansasLand mergers. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2024, and December 31, 2023, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2024, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 8 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

			As of the period ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$504,038	$461,435	$456,776	$452,860	$418,130
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	16,029	16,636	17,854	7,222	7,961
Less: mortgage servicing asset, net	—	25	50	75	100
Less: naming rights, net	968	979	989	1,000	1,011
Tangible common equity	$433,940	$390,694	$384,782	$391,462	$355,957
Common shares issued at period end	15,288,309	15,200,194	15,327,799	15,428,251	15,413,064
Diluted common shares outstanding at period end	15,497,446	15,358,396	15,469,531	15,629,185	15,500,749
Book value per common share	$32.97	$30.36	$29.80	$29.35	$27.13
Tangible book value per common share	$28.38	$25.70	$25.10	$25.37	$23.09
Tangible book value per diluted common share	$28.00	$25.44	$24.87	$25.05	$22.96

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

	As of the period ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(Dollars in thousands)
Total stockholders’ equity	$504,038	$461,435	$456,776	$452,860	$418,130
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	16,029	16,636	17,854	7,222	7,961
Less: mortgage servicing asset, net	—	25	50	75	100
Less: naming rights, net	968	979	989	1,000	1,011
Tangible common equity	$433,940	$390,694	$384,782	$391,462	$355,957
Total assets	$5,355,233	$5,245,517	$5,239,036	$5,034,592	$4,945,267
Less: goodwill	53,101	53,101	53,101	53,101	53,101
Less: core deposit intangibles, net	16,029	16,636	17,854	7,222	7,961
Less: mortgage servicing asset, net	—	25	50	75	100
Less: naming rights, net	968	979	989	1,000	1,011
Tangible assets	$5,285,135	$5,174,776	$5,167,042	$4,973,194	$4,883,094
Equity to assets	9.41%	8.80%	8.72%	8.99%	8.46%
Tangible common equity to tangible assets	8.21%	7.55%	7.45%	7.87%	7.29%

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

	As of the period ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2024	2024	2024	2023	2023
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$19,851	$11,716	$14,068	$(28,299)	$12,341
Add: Day 1 - Acquisition related provision	—	—	1,000	—	—
Less: Gain (loss) from securities transactions	206	(27)	43	(50,618)	(1)
Add: Merger expense	618	2,287	1,556	297	—
Adjusted non-core items	412	2,314	2,513	50,915	1
Tax effected non-core items	325	1,828	1,985	40,223	1
BOLI tax adjustment	—	1,730	—	—	—
Adjusted operating net income	$20,176	$15,274	$16,053	$11,924	$12,342
GAAP earnings (loss) per diluted share	$1.28	$0.76	$0.90	$(1.84)	$0.80
Adjusted earnings (loss) per diluted share	$1.31	$0.99	$1.03	$0.77	$0.80
Total average assets	$5,205,017	$5,196,258	$5,152,915	$4,892,712	$5,046,179
Adjusted Operating ROAA	1.54%	1.18%	1.25%	0.97%	0.97%
Weighted average diluted common shares	15,451,545	15,377,980	15,569,225	15,417,200	15,507,172

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

Return on Average Common Equity, Pre-tax, Pre-provision: Return on common equity with annualized net income adjusted for pre-tax provision and pre-provision (reversal) for loan losses is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate (a) average common equity as total average stockholders’ equity; (b) adjusted net income allocable to common stockholders annualized, as net income allocable to common stockholders plus income tax provision and plus provision (reversal) for loan losses, divided by average common equity (as described in clause (a)). For adjusted return, pre-tax and pre-provision, on average common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Management believes that this measure is important to many investors in the marketplace who are interested in earnings quality on tangible common equity. Goodwill and other intangible assets have the effect of increasing total stockholders’ equity while not increasing tangible common equity.

The following table reconciles, as of the dates set forth below, return on average stockholders’ equity and return on average tangible common equity.

	For the three months ended
	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
	(Dollars in thousands)
Total average stockholders’ equity	$485,468	$455,322	$460,244	$423,207	$426,260
Less: average intangible assets	70,824	71,423	62,203	61,756	62,635
Average tangible common equity	$414,644	$383,899	$398,041	$361,451	$363,625
Net income (loss) allocable to common stockholders	$19,851	$11,716	$14,068	$(28,299)	$12,341
Amortization of intangible assets	1,148	1,254	935	775	835
Less: tax effect	241	263	196	163	175
Adjusted net income allocable to common stockholders	$20,758	$12,707	$14,807	$(27,687)	$13,001
Net income (loss) allocable to common stockholders	$19,851	$11,716	$14,068	$(28,299)	$12,341
Add: Income tax provision	3,986	4,582	3,693	(11,357)	1,932
Add: Provision (reversal) of credit losses	1,183	265	1,000	711	1,230
Adjusted net income, Pre-tax, pre-provision	$25,020	$16,563	$18,761	$(38,945)	$15,503
Return on total average stockholders’ equity (ROAE) annualized	16.27%	10.35%	12.29%	(26.53)%	11.49%
Return on average tangible common equity (ROATCE) annualized	19.92%	13.31%	14.96%	(30.39)%	14.18%
Return on average common equity annualized, Pre-tax, Pre-provision	20.50%	14.63%	16.39%	(36.51)%	14.43%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the three months ended
	September 30, 2024	June 30, 2024	March 31, 2023	December 31, 2023	September 30, 2023
	(Dollars in thousands)
Non-interest expense	$30,328	$38,871	$37,152	$34,998	$34,244
Less: merger expense	618	2,287	1,556	297	—
Non-interest expense, excluding merger expense	$29,710	$36,584	$35,596	$34,701	$34,244
Net interest income	$46,031	$46,476	$44,182	$39,467	$41,012
Non-interest income	$9,317	$8,958	$11,731	$(43,414)	$8,735
Less: net gain on acquisition and branch sales	831	60	1,240	—	—
Less: net gain (loss) from securities transactions	206	(27)	43	(50,618)	(1)
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$8,280	$8,925	$10,448	$7,204	$8,736
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$54,311	$55,401	$54,630	$46,671	$49,748
Non-interest expense to net interest income plus non-interest income	54.80%	70.12%	66.45%	(886.70)%	68.84%
Efficiency Ratio	54.70%	66.03%	65.16%	74.35%	68.83%

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

The change in the impact of net interest income from the base case for September 30, 2024, and December 31, 2023, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The decrease in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans receivable that will reprice to higher interest rates, non-term deposits that will adjust to higher rates, the use of derivatives to hedge borrowing costs, and decreased levels of cash on the balance sheet compared to December 31, 2023. These factors result in an overall positive impact to net interest income at September 30, 2024, but at a reduced level from the December 31, 2023, simulation that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable and the level of term deposit repricing; and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for September 30, 2024, and December 31, 2023, is due to being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate pre-payable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario, due to the current level of convexity in our fixed rate pre-payable assets becoming less negative and positive, in some cases, on a portion of or a portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At September 30, 2024, non-interest-bearing deposits were approximately $69.7 million, or 7.76%, higher than that deposit type at December 31, 2023. Substantially all investments and approximately 37.0% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2024	December 31, 2023
+300 basis points	9.0%	10.3%
+200 basis points	6.0%	6.8%
+100 basis points	2.9%	3.3%
0 basis points	—	—
-100 basis points	(1.8)%	(2.1)%
-200 basis points	(3.7)%	(4.3)%
-300 basis points	(5.6)%	(7.3)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2024	December 31, 2023
+300 basis points	(5.6)%	(7.4)%
+200 basis points	(3.2)%	(4.3)%
+100 basis points	(1.7)%	(2.2)%
0 basis points	—	—
-100 basis points	(0.5)%	0.3%
-200 basis points	(3.4)%	(1.5)%
-300 basis points	(8.8)%	(5.3)%

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

In July of 2023, the Board of Directors of Equity Bancshares, Inc. authorized the repurchase of up to 1,000,000 shares of outstanding common stock beginning on October 1, 2023, and concluding on September 30, 2024. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 31, 2023 and 2024, the company repurchased a total of 362,573 shares of the Company's outstanding common stock at an average price paid of $32.79 per share. At September 30, 2024, there are 637,427 shares remaining under the program that expired on September 30, 2024.

On September 12, 2024, the Board of Directors of Equity Bancshares authorized the repurchase of up to 1,000,000 shares of outstanding common stock beginning on October 1, 2024 and concluding on September 30, 2025. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and may be extended. modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received on October 7, 2024.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2024 through July 31, 2024	—	$—	—	637,427
August 1, 2024 through August 31, 2024	—	$—	—	637,427
September 1, 2024 through September 30, 2024	—	$—	—	637,427
Total	—	$—	—	637,427

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

During the nine months ended September 30, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

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

Equity Bancshares, Inc.

November 8, 2024	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 8, 2024	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer