Form 10-K
period 2024-12-31
EQUITY BANCSHARES INC
filed 2025-03-07
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $447.4 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 28, 2025
Class A Common Stock, par value $0.01 per share	17,508,740
Class B Non-Voting Common Stock, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Part I

Item 1: Business

Our Company

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 71 branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2024. As of December 31, 2024, we had, on a consolidated basis, total assets of $5.33 billion, total deposits of $4.37 billion, total loans (net of allowances) of $3.46 billion and total stockholders’ equity of $592.9 million.

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
•
February 2024 – Acquired Rockhold BanCorp ("Rockhold"), which had a total of eight branches in Missouri. The acquisition increased our deposits by $349.8 million, our loans by $118.1 million and our total assets by $406.2 million.
•
July 2024 – Acquired KansasLand Bancshares, Inc. ("Kansasland"), with one branch in Quinter, Kansas and one branch in Americus, Kansas. The acquisition increased our deposits by $42.4 million, our loans by $27.9 million and our total assets by $51.9 million.

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

As a result of these strategic and organic growth efforts, we have expanded our team of full-time equivalent employees from 19 to 810 and our network of branches from 2 to 71 as of December 31, 2024. We believe that we are well positioned to continue to be a strategic consolidator of community banks while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

Our Strategies

We believe we are a leading provider of commercial and personal banking services to businesses and business owners as well as individuals in our targeted Midwestern markets. Our strategy is to continue consolidating community banks within such markets and maintaining our organic growth, while preserving our asset quality through disciplined lending practices.

•
Strategic Consolidation of Community Banks. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. The following table presents the number of banks by asset size within our operating footprint and potential markets of expansion.

State	< $300M	$300M - $1B	$1B - $2B
Kansas	132	48	8
Missouri	113	60	18
Arkansas	30	28	9
Oklahoma	97	55	14
Nebraska	83	44	13
Iowa	137	70	16
Total	592	305	78

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
•
Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share. We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City, Wichita and Tulsa, and stable community markets within Southeastern Kansas, Southwestern Kansas, Central Kansas, North Central Kansas, Western Kansas, Topeka, Western Missouri, North Central Missouri, Northern Arkansas, Northern Oklahoma and Western Oklahoma. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets. The following table shows our total deposits and loans in our community markets and our metropolitan markets as of December 31, 2024, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$1,596,394	36%	$2,366,878	68%
Community markets(3)	$2,778,395	64%	$1,133,938	32%
		100%		100%

(1)
Amounts in thousands.
(2)
Represents 14 locations in the Wichita, Kansas City and Tulsa metropolitan statistical areas (“MSAs”).
(3)
Represents 57 locations outside of the Wichita, Kansas City and Tulsa MSAs.

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

•
Experienced Leadership and Management Team. Our seasoned and experienced executive management team, senior leaders and board of directors have exhibited the ability to deliver stockholder value by consistently growing profitably while expanding our commercial banking franchise through acquisition and integration. Our executive management team has, on average, more than twenty years of experience working for and with large financial institutions in our markets during various economic cycles along with significant merger and acquisition experience in the financial services industry. Our team has instilled a transparent and entrepreneurial culture that rewards leadership, innovation and problem solving.
•
Focus on Commercial Banking. We are primarily a commercial bank. As measured by outstanding balances at December 31, 2024, commercial loans composed over 71.1% of our loan portfolio and within our commercial loan portfolio, 73.5% of such loans were commercial real estate loans and 26.5% were commercial and industrial loans. We have developed strong commercial relationships in our markets across a diversified range of sectors including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate. We have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards. Our relationship-based approach seeks to grow lending relationships with our customers through cross-selling our banking products, such as our deposit and treasury management tools, as they expand their businesses. We have a growing presence in attractive commercial banking markets, such as Wichita, Kansas City and Tulsa, which we believe present significant opportunities to continue to increase our business banking activities.
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
•
Strong Risk Management Practices. We place significant emphasis on risk management as an integral component of our organizational culture without sacrificing growth. We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, insurance, regulatory, legal and reputational risk) and that any exceptions are reported by senior management to our board of directors or audit committee. Our risk management practices are overseen by the Chairmen of our audit and risk committees, who have many years of combined banking experience, and our Chief Risk Officer, who has more than 30 years of banking and financial services experience. We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies and growing our business and footprint within our markets. We also believe our strong risk management practices are manifested in our asset quality statistics.

Our Banking Services

A general description of the range of commercial banking products and other services we offer follows.

Lending Activities

At December 31, 2024, we had total loans of $3.46 billion (net of allowances), representing 64.8% of our total assets. For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City, Tulsa and Wichita. Our loan portfolio consists primarily of commercial real estate loans, which were $1.83 billion and constituted 52.3% of our total loans as of December 31, 2024, commercial and industrial loans, which were $658.9 million and constituted 18.8% of our total loans as of December 31, 2024, and residential real estate loans, which were $566.8 million and constituted 16.2% of our total loans as of December 31, 2024. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals. Residential real estate loans consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas, Missouri and Oklahoma. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses in our loan portfolio as of December 31, 2024.

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

Large Credit Relationships. As of December 31, 2024, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $314.6 million, or 9.0% of total loans. See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

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

The Bank’s legal lending limit as of December 31, 2024, on loans to a single borrower was $151.9 million. However, we typically maintain an in-house limit of $25.0 million for loans to a single borrower. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

Consumer Loans. We make a variety of loans to individuals for personal and household purposes, including secured and unsecured term loans and home improvement loans. Consumer loans are underwritten based on the individual borrower’s income, current debt level, past credit history and the value of any available collateral. The terms of consumer loans vary considerably based upon the loan type, nature of collateral and size of the loan. Consumer loans entail greater risk than residential real estate loans because they may be unsecured or, if secured, the value of the collateral, such as an automobile or boat, may be more difficult to assess and more likely to decrease in value than real estate. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment for the outstanding loan balance. The remaining deficiency often will not warrant further substantial collection efforts against the borrower beyond obtaining a deficiency judgment. In addition, consumer loan collections are dependent on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, divorce, illness or personal bankruptcy. Furthermore, the application of various federal and state laws may limit the amount which can be recovered on such loans.

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

We design our consumer deposit products specifically for the lifestyles of clients in the communities we serve. Some accounts emphasize and reward debit card usage, while others appeal to higher deposit customers. We also utilize Equity Connect, which is our customer relationship management system, to assist our personnel in deepening and expanding current relationships by providing timely identification of potential needs. It also serves as a methodical tool to track customer onboarding and retention actions by account officers. We do participate in the Certificate of Deposit Registry Services (“CDARS”) as well as the Insured Cash Sweep ("ICS") both provided via IntraFi Network as options for our customers to place funds and occasionally as a funding source.

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

Our Markets

As of December 31, 2024, we conducted banking operations through our 71 bank locations in Arkansas, Kansas, Missouri and Oklahoma. We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets. In particular, we believe our markets provide us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in metropolitan areas.

We believe our existing and target markets are among some of the most attractive in the Midwestern United States. Our markets are home to thousands of manufacturing and trade jobs, and have experienced recent growth in the healthcare, consumer services and technology sectors. We believe the central geographic footprint of our markets provides numerous industrial plants, facilities and manufacturing businesses with a central shipping location from which they can distribute their products. Our markets also serve as the corporate headquarters for Koch Industries Inc., Hallmark Cards, Inc., H&R Block, Inc., American Century Investments, Garmin International, Inc., Cessna Aircraft Company, Seaboard Corporation, Cargill Meat Solutions, Spirit AeroSystems, Dairy Farmers of America, Quik Trip, ONEOK, Salina Vortex and Williams Companies and host a major presence for companies across a variety of industries, including Bombardier Learjet, Collective Brands, Inc., FedEx, Flexsteel, Hills Pet Nutrition, Inc., Textron Aviation Services, Phillips 66, Rib Crib, Honeywell, T-Mobile, Oracle, and Bayer Corporation. We understand the community banking needs of the businesses and individuals within our markets and have focused on developing a commercial and personal banking platform to service such needs.

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

As of December 31, 2024, the Company employed 810 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

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

Bank Holding Company Regulation

We are a financial holding company registered under the Bank Holding Company Act of 1956 (“BHC Act”), as amended, and are subject to supervision and regulation by the Federal Reserve. Federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage and to a range of supervisory requirements and activities, including regulatory enforcement actions, for violation of laws and policies.

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

Pursuant to FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2024, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

As of December 31, 2024, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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
•
unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations;
•
external economic factors, such as changes in monetary policy and inflation and deflation as well as the possibility of U.S. tariffs and retaliatory tariffs, may have an adverse effect on our business, financial condition and results of operations;
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
•
we may suffer losses in our loan portfolio due to inadequate or faulty underwriting and loan collection practices;
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

•
the development and use of AI presents risks and challenges that may adversely impact the Company's business;
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
•
significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial conditions;
•
the company faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies, and priorities;
•
the CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with such initiatives may impact the business operations of depository institutions offering consumer financial products or services, including the Company;
•
a protracted government shutdown may result in reduced loan originations and related gains on sales could negatively affect our financial condition and results of operations;
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

Unstable global economic conditions may have serious adverse consequences on our business, financial condition, and operations.

The global credit and financial markets have from time-to-time experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates, high rates of inflation, and uncertainty about economic stability. Changes in trade policies by the United States or other countries, such as tariffs or retaliatory tariffs, may cause inflation which could impact the prices of products sold by our borrowers and have the potential to reduce demand for their products impacting their profitability and making it difficult for our borrowers to repay their loans. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, and the conflict in the Middle East. These events have increased and are expected to continue to increase volatility in commodity and energy prices, including oil, and continuing hostilities raise the possibility of supply disruptions. Rising tensions and global instability have the potential to affect consumer confidence in the U.S. and abroad, therefore having a broader effect on financial markets. Changes in trade policies or sanctions imposed by the United States and other countries in response to such conflict could further adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. Our general business strategy may be adversely affected by any such economic downturn, volatile business environment, hostile third-party action or continued unpredictable and unstable market conditions.

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

We maintain an allowance for credit losses, which is an allowance established through a provision for credit losses charged to expense that represents management’s best estimate of credit losses in our loan portfolio. Additional credit losses will likely occur in the future and may occur at a rate greater than we have experienced to date. In determining the amount of the allowance, we rely on an analysis of our loan portfolio, our experience and our evaluation of general economic conditions. If our assumptions, prove to be incorrect, our current allowance may not be sufficient and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. In addition, as an acquirer of other banks, our allowance for credit losses may not be sufficient when coupled with purchase discounts on acquired portfolios. Material additions to the allowance could materially decrease our net income.

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

As of December 31, 2024, our ten largest loan relationships totaled over $314.6 million in loan exposure, or 9.0% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

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

We may suffer losses in our loan portfolio due to inadequate or faulty underwriting and loan collection practices.

There are risks inherent in any loan portfolio, which we attempt to address by adhering to specific underwriting and loan collection practices. Underwriting practices often include analysis of a borrower's prior credit history; financial statements; tax returns; cash flow projections; valuation of collateral; personal guarantees of loans to businesses; and verification of liquid assets. If the underwriting process fails to capture accurate information or proves to be inadequate, we may incur losses on loans that appeared to meet our underwriting criteria, and those losses may exceed the amounts set aside as reserves in the allowance for credit losses. Loan collection resources may be expanded to meet increases in nonperforming loans resulting from economic downturns or to service any loans acquired, resulting in higher loan administration costs. We are also exposed to the risk of improper documentation of foreclosure proceedings that would also increase the cost of collection.

Several of our large depositors have relationships with each other, which creates a higher risk that one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship, which, in turn, could force us to fund our business through more expensive and less stable sources.

As of December 31, 2024, our ten largest non-brokered depositors accounted for $438.7 million in deposits, or approximately 10.0% of our total deposits. Further, our non-brokered deposit account balance was $4.2 billion, or approximately 97.1% of our total deposits, as of December 31, 2024. Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected, If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. At December 31, 2024, we had a net unrealized loss of $56.8 million, net of tax, on our available for-sale investment securities portfolio.

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

The development and use of AI presents risks and challenges that may adversely impact the Company's business.

The Company or its third-party (or fourth party) vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services, or products. The development and use of AI presents a number of risks and challenges to the Company’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, both in the U.S. and internationally, and includes regulatory schemes targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment, and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the Company’s implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance. AI models, particularly generative AI models, may produce output or take actions that is incorrect, that reflects biases included in the data on which they are trained, that results in the release of private, confidential, or proprietary information, that infringes on the intellectual property rights of others, or that is otherwise harmful. In addition, the complexity of many AI models makes it difficult to understand why they are generating particular opinions. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding, monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias, and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose the Company to liability or adverse legal or regulatory consequences and harm the Company’s reputation and the public perception of its business or the effectiveness of its security measures.

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

Significant changes to the size, structure, powers and operations of the federal government may cause economic disruptions that could, in turn, adversely impact our business, results of operations and financial conditions.

The Trump Administration has commenced efforts to implement significant changes to the size and scope of the federal government and reform its operations to achieve stated goals that include reducing the federal budget deficit and national debt, improving the efficiency of government operations, and promoting innovation and economic growth. To date, these efforts have been carried out through a mix of executive actions aimed at eliminating or modifying federal agency and federal program funding, reducing the size of the federal workforce, reducing or altering the scope of activities conducted by, and possibly eliminating, various federal agencies and bureaus, and encouraging the use of AI and other advanced technologies within the public and private sectors. These changes, if implemented and taken as a whole, may have varied effects on the economy that are difficult to predict. For instance, the delivery of government services and the distribution of federal program funds and benefits may be disrupted or, in some cases, eliminated as a result of funding cuts or recasting of federal agency mandates. Further, a substantial reduction of the federal workforce could adversely affect regional and local economies, both directly and indirectly, in geographies with significant concentrations of federal employees and contractors. It is possible that such comprehensive changes to the federal government may be materially adverse to the regional and local economies where we conduct business and to our customers, which, in turn, could be materially adverse to our business, financial condition and results of operations.

The Company faces risks related to the adoption of future legislation and potential changes in federal regulatory agency leadership, policies and priorities.

As a result of the 2024 Presidential and Congressional elections, Republicans are currently able to set the policy agenda both legislatively and in the regulatory agencies that have rulemaking and supervisory authority over the financial services industry generally and the Bank specifically. However, the Republican Party holds slim majorities in each of the Senate and the House of Representatives. Accordingly, the prospects for the enactment of major banking reform legislation under the new Congress are unclear at this time. The recent turnover of the Presidential Administration will result in certain changes in the leadership and senior staffs of the OCC, the FDIC, the CFPB, the SEC and the Treasury Department. These changes are expected to impact the rulemaking, supervision, examination and enforcement priorities and policies of the agencies, including the possible reversal of a number of final and proposed rules and policy statements promulgated under the Biden Administration. The potential impact of any changes in agency personnel, policies and priorities on the financial services sector, including the Bank, cannot be predicted at this time.

The CFPB has reshaped the consumer financial laws through rulemaking and enforcement of the prohibitions against unfair, deceptive and abusive business practices. Compliance with such initiatives may impact the business operations of depository institutions offering consumer financial products or services, including the Company.

The CFPB has broad rulemaking authority to administer and carry out the provisions of the Dodd-Frank Act with respect to financial institutions that offer covered financial products and services to consumers. As an independent bureau within the Federal Reserve System, the CFPB may impose requirements more severe than the previous bank regulatory agencies. The CFPB has also been directed to write rules identifying practices or acts that are unfair, deceptive or abusive in connection with any transaction with a consumer for a consumer financial product or service, or the offering of a consumer financial product or service. The CFPB has initiated enforcement actions against a variety of bank and non-bank market participants with respect to a number of consumer financial products and services that have resulted in those participants expending significant time, money and resources to adjust to the initiatives being pursued by the CFPB.

The CFPB pursued a more aggressive enforcement policy with respect to a range of regulatory compliance matters under the Biden Administration, specifically including fair lending, credit reporting, loan servicing, financial institution sales and marketing practices, and financial institution consumer fee and account management practices. CFPB enforcement actions may serve as precedent for how the CFPB interprets and enforces consumer protection laws, including practices or acts that are deemed to be unfair, deceptive or abusive, with respect to all supervised institutions, which may result in the imposition of higher standards of compliance with such laws. In addition, with the recent change in Administration, there have been, and likely will continue to be, corresponding changes in the leadership and senior staff of the CFPB. This turnover could lead to changes in agency policies, tactics and interpretations. In addition, the new Administration and Congress may seek to limit the scope and reach of the CFPB’s authority. The extent and timing of any such changes and any resulting impact on our business and financial results cannot be predicted at this time.

A protracted government shutdown may result in reduced loan originations and related gains on sales and could negatively affect our financial condition and results of operations.

During any protracted federal government shutdown, we may not be able to close certain loans and we may not be able to recognize non-interest income on the sale of loans. Some of the loans we originate are sold directly to government agencies, and some of these sales may be unable to be consummated during a shutdown. In addition, we believe that some borrowers may decide not to proceed with their home purchase and not close on their loans, which would result in a permanent loss of the related non-interest income. A federal government shutdown could also result in reduced income for government employees or employees of companies that engage in business with the federal government, which could result in greater loan delinquencies, increased in our non-performing, criticized, and classified assets, and a decline in demand for our products and services.

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

We are a financial holding company regulated by the Federal Reserve. Any entity (including a “group” composed of natural persons) owning 25% or more of a class of our outstanding shares of voting stock, or a lesser percentage if such holder or group otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended. In addition, (i) any bank holding company or foreign bank with a U.S. presence is required to obtain the approval of the Federal Reserve under the Bank Holding Company Act to acquire or retain 5% or more of a class of our outstanding shares of voting stock, and (ii) any person other than a bank holding company may be required to obtain prior regulatory approval under the Change in Bank Control Act to acquire or retain 10% or more of our outstanding shares of voting stock. Any stockholder that is deemed to “control” the Company for bank regulatory purposes would become subject to prior approval requirements and ongoing regulation and supervision. Such a holder may be required to divest amounts equal to or exceeding 5% of the voting shares of investments that may be deemed incompatible with bank holding company status, such as an investment in a company engaged in non-financial activities. Regulatory determination of “control” of a depository institution or holding company is based on all of the relevant facts and circumstances. Potential investors are advised to consult with their legal counsel regarding the applicable regulations and requirements.

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

The Company and Equity Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. Equity Bank's level of uninsured deposits as a percentage of non-brokered deposits was 46.3% at December 31, 2024, and 35.2% at December 31, 2023. Of these uninsured balances at December 31, 2024, $809.2 million or 41.1 % and at December 31, 2023, $528.2 million or 38.0%, are fully collateralized by either investments held by the Company or letters of credit from the FHLB.

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

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 7, 2025. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had no balance as of December 31, 2024. This loan has a maximum lending commitment of $25.0 million. This loan was renewed and amended on February 10, 2025 and has a maturity date of February 10, 2026. If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset. In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

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

The CISO has served in various roles in information technology and information security for over 15 years, including serving as the Chief Information Security Officer of two large public companies. The CISO holds an undergraduate degree in Information Networking and Telecommunications, a graduate degree in Cybersecurity, and has attained the professional certification of Certified Information Systems Security Professional. The CIO holds an undergraduate degree in Business Finance and has served in various roles in information technology for over 30 years, including serving as either the Chief Information Security Officer or Chief Information Officer of two public companies.

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207. Including our principal executive offices, as of December 31, 2024, we operated a total of 71 branches, consisting of seven branches in the Wichita, Kansas metropolitan area, six branches in the Kansas City metropolitan area, two branches in Topeka, Kansas, eleven branches in Western Missouri, eight branches in North Central Missouri, seven branches in Western Kansas, four branches in Southeast Kansas, seven branches in Southwest Kansas, five branches in Central Kansas, two branches in North Central Kansas, five branches in Northern Arkansas, one branch in the Tulsa, Oklahoma metropolitan area, four branches in Northern Oklahoma and two branches in Western Oklahoma. Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities. We believe all of our facilities are suitable for our operational needs. The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2024.

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Branches as of December 31, 2024
Owned	63
Leased(1)	8

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the New York Stock Exchange under the symbol “EQBK”. At February 28, 2025, there were 17,508,740 shares of our Class A common stock, outstanding and 216 stockholders of record for the Company’s Class A common stock. At February 28, 2025, no shares of our Class B common stock were outstanding.

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

Since we are a financial holding company and do not engage directly in business activities of a material nature, our ability to pay dividends to our stockholders depends, in large part, upon our receipt of dividends from Equity Bank, which is also subject to numerous limitations on the payment of dividends under federal and state banking laws, regulations and policies. The present and future dividend policy of Equity Bank is subject to the discretion of its board of directors. Equity Bank is not obligated to pay dividends.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2024.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans - stock options	495,180	$30.07	*
Equity compensation plans - restricted stock awards and restricted stock units	285,331		*
Equity compensation plans - available	780,511		1,050,525
Equity compensation plans - employee stock purchase plan	—	—	322,181
Equity compensation plans	780,511		1,372,706
Equity compensation plans not approved by security holders	—	—	—
Total	780,511	$—	1,372,706

* All securities remaining available for future issuance were available under our 2022 Omnibus Equity Plan as of December 31, 2024.

On April 26, 2022, the Company's shareholders approved the Company’s 2022 Omnibus Equity Plan (the Plan) to reserve 760,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors. The Plan replaced the Amended and Restated 2013 Stock Incentive Plan (2013 Plan). There were pour over shares available in the new plan from the previous plan due to forfeiture, cancellation, and expiration after the effective date. For the year ended December 31, 2024, there were pour over shares of 22,731 from our Amended and Restated 2013 Stock Incentive Plan, which are included in the available RSU balance at December 31, 2024.

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance. The ESPP was approved by the Company’s stockholders on April 24, 2019. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. At December 31, 2024, there were 322,181 shares available under the employee stock purchase plan for future issuance.

Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading December 31, 2019, to December 31, 2024, with the cumulative total return of the S&P 500 Index, NASDAQ Composite Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period, including reinvestment of dividends. The performance graph assumes $100 is invested on December 31, 2019, in the Company’s common stock, the NASDAQ Bank Index and the S&P 500 Index. Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchase of Common Stock

On October 7, 2024, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization of its repurchase of up to an additional 1,000,000 shares of the Company’s Class A Voting common stock, par value $0.01 per share, from time to time, beginning October 1, 2024, and concluding September 30, 2025.

The following table presents shares that were repurchased under the repurchase program during the fourth quarter of 2024.

	Plan beginning October 1, 2024, to September 30, 2025
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2024 through October 31, 2024	—	$—	—	1,000,000
November 1, 2024 through November 30, 2024	—	—	—	1,000,000
December 1, 2024 through December 31, 2024	—	—	—	1,000,000
Total	—	$—	—	1,000,000

(1)Represents shares that may be repurchased under the 2024 repurchase plan

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – reconciliation of non-GAAP measures.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2024	2023	2022	2021	2020
Statement of Income Data
Interest and dividend income	$296,843	$246,712	$188,248	$157,368	$155,561
Interest expense	110,681	87,694	25,418	14,789	22,909
Net interest income	186,162	159,018	162,830	142,579	132,652
Provision (reversal) for credit losses	2,546	1,873	125	(8,480)	24,255
Net gain on acquisition	2,131	—	962	585	2,145
Net gain (loss) from securities transactions	220	(51,909)	5	406	11
Other non-interest income	36,471	32,780	34,990	31,851	23,867
Merger expense	4,461	297	594	9,189	299
Goodwill impairment	—	—	—	—	104,831
Loss on extinguishment of debt	—	—	—	372	—
Other non-interest expense	139,696	135,304	127,786	109,904	103,860
Income (loss) before income taxes	78,281	2,415	70,282	64,436	(74,570)
Provision for income taxes	15,660	(5,406)	12,594	11,956	400
Net income (loss)	62,621	7,821	57,688	52,480	(74,970)
Net income (loss) allocable to common stockholders	62,621	7,821	57,688	52,480	(74,970)
Basic earnings (loss) per share	4.04	0.50	3.56	3.49	(4.97)
Diluted earnings (loss) per share	4.00	0.50	3.51	3.43	(4.97)
Balance Sheet Data (at period end)
Cash and cash equivalents	$383,747	$379,099	$104,428	$259,954	$280,698
Securities available-for-sale	1,004,455	919,648	1,184,390	1,327,442	871,827
Securities held-to-maturity	5,217	2,209	1,948	—	—
Loans held for sale	513	476	349	4,214	12,394
Gross loans held for investment	3,500,816	3,332,901	3,311,548	3,155,627	2,591,696
Allowance for credit losses	43,267	43,520	45,847	48,365	33,709
Loans held for investment, net of allowance for credit losses	3,457,549	3,289,381	3,265,701	3,107,262	2,557,987
Goodwill and core deposit intangibles, net	68,070	60,323	63,697	69,344	47,658
Mortgage servicing asset, net	—	75	176	276	—
Naming rights, net	957	1,000	1,044	1,087	1,130
Total assets	5,332,047	5,034,592	4,981,651	5,137,631	4,013,356
Total deposits	4,374,789	4,145,455	4,241,807	4,420,004	3,447,590
Borrowings	312,796	380,503	281,734	151,891	133,857
Total liabilities	4,739,129	4,581,732	4,571,593	4,637,000	3,605,707
Total stockholders’ equity	592,918	452,860	410,058	500,631	407,649
Tangible common equity*	523,891	391,462	345,141	429,924	358,861
Performance ratios
Return on average assets (ROAA)	1.23%	0.16%	1.15%	1.18%	(1.87)%
Return on average equity (ROAE)	12.97%	1.85%	13.08%	11.75%	(16.14)%
Return on average tangible common equity (ROATCE)*	15.94%	2.94%	16.35%	14.10%	8.27%
Yield on loans	7.14%	6.39%	4.98%	4.77%	5.00%
Cost of interest-bearing deposits	2.80%	2.21%	0.53%	0.30%	0.66%
Net interest margin	3.98%	3.46%	3.51%	3.44%	3.63%
Efficiency ratio*	60.77%	68.71%	62.48%	60.58%	63.87%
Non-interest expense to net interest income plus non-interest income*	64.07%	96.93%	64.58%	68.10%	65.64%
Non-interest income / average assets	0.76%	(0.38)%	0.72%	0.74%	0.65%
Non-interest expense / average assets	2.84%	2.71%	2.56%	2.70%	5.23%
Dividend payout ratio	13.91%	88.35%	10.26%	4.84%	0.00%
Performance ratios - Core
Core earnings per diluted share*	$4.43	$3.31	$3.69	$4.09	$0.62
Core return on average assets*	1.37%	1.03%	1.21%	1.41%	0.23%
Core return on average equity*	14.29%	11.63%	13.72%	13.85%	1.87%
Core non-interest expense / average assets*	2.67%	2.64%	2.46%	2.38%	2.50%
Capital Ratios
Tier 1 Leverage Ratio	11.67%	9.46%	9.61%	9.09%	9.30%
Common Equity Tier 1 Capital Ratio	14.51%	11.74%	12.26%	12.03%	12.82%
Tier 1 Risk Based Capital Ratio	15.11%	12.36%	12.88%	12.67%	13.37%
Total Risk Based Capital Ratio	18.07%	15.48%	16.08%	15.96%	17.35%
Total Stockholders equity / Total Assets	11.12%	8.99%	8.23%	9.74%	10.16%
Tangible common equity to tangible assets*	9.95%	7.87%	7.02%	8.48%	9.05%

Book value per share	$34.04	$29.35	$25.74	$29.87	$28.04
Tangible book value per common share*	$30.07	$25.37	$21.67	$25.65	$24.68
Tangible book value per diluted common share*	$29.70	$25.05	$21.35	$25.22	$24.68

* Indicates non-GAAP financial measure. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for reconciliation to the most directly comparable GAAP measure.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 71 full-service branches located in Arkansas, Kansas, Missouri and Oklahoma. As of December 31, 2024, we had, on a consolidated basis, total assets of $5.33 billion, total deposits of $4.37 billion, total loans held for investment, net of allowances, of $3.46 billion and total stockholders’ equity of $592.9 million. Net income for the year ended December 31, 2024, was $62.6 million, compared to net income of $7.8 million for the year ended December 31, 2023.

History and Background

From 2003 through 2024, we completed a series of 22 acquisitions, two charter consolidations and two branch dispositions. We seek to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations. In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire. Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically. In addition, we concentrate on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships. We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross selling our depository products to our loan customers.

Our principal objective is to continually increase stockholder value and generate consistent earnings growth by expanding our commercial banking franchise both organically and through strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share. We believe our geographic footprint, which is strategically split between growing metropolitan markets, such as Kansas City, Tulsa and Wichita, and stable community markets within Southeastern Kansas, Southwestern Kansas, Central Kansas, North Central Kansas, Western Kansas, Topeka, Western Missouri, North Central Missouri, Northern Arkansas, Northern Oklahoma and Western Oklahoma, provides us with access to low cost stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets. We strive to provide an enhanced banking experience for our customers by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality relationship-based customer service of a community bank.

Highlights for the Year Ended December 31, 2024

•
Net income of $62.6 million, or $4.00 diluted earnings per share, for the year ended December 31, 2024.
•
Dividends declared of $8.7 million, or $0.54 per share, for the year ended December 31, 2024, compared to $6.9 million, or $0.44 per share, for the year ended December 31, 2023, an increase of 26.0%
•
Total loans held for investment increased to $3.50 billion at December 31, 2024, compared to $3.33 billion at December 31, 2023, an increase of 5.0%.
•
Completed two mergers during the year ended December 31, 2024. The first, Rockhold BanCorp, adding $349.8 million in deposits, eight banking locations and new territory to the Equity Bank footprint. The second, Kanasland Bancshares, Inc., adding $42.4 million in deposits and two banking locations.
•
The Company completed a common stock capital raise, issuing 2,067,240 shares at a public offering price of $44.50 per share. After expense capital impact totaled $86.9 million.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of December 31, 2024. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Likewise, changing economic conditions, both positive and negative, to the extent significant could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the year ended December 31, 2024, management performed a qualitative analysis and has determined that there was not evidence of a triggering event during the period then ended. Our qualitative analysis process consists of using recent bank merger transactions, for companies that are similar to the Company based on financial performance, to calculate the average change in control premium from the merger data. The average change in control premium, number of shares and our current trading price is used to estimate the market value of our equity, which is compared to our book value of equity. In addition to estimating equity market value, we evaluate the qualitative considerations contained in current accounting guidance to identify any evidence of goodwill impairment. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

For information comparing our results of operations for the year ended December 31, 2023, to year ended December 31, 2022, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 7, 2024.

Net Income

Year ended December 31, 2024, compared with year ended December 31, 2023

For the year ended December 31, 2024, there was net income allocable to common stockholders of $62.6 million, compared to net income allocable to common stockholders of $7.8 million for the year ended December 31, 2023, an increase of $54.8 million. This change was primarily driven by a $27.1 increase in net interest income, a $58.0 million increase in non interest income offset by a $8.6 million increase in non interest expense and an increase in provision for taxes of $21.1 million. The changes in the components of net income are discussed in more detail below in the following sections of “Results of Operations.”

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

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2024, 2023, and 2022. The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2024			December 31, 2023			December 31, 2022
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets
Loans(1)
Commercial and industrial	$635,881	$51,188	8.05%	$580,451	$42,901	7.39%	$583,295	$32,258	5.53%
Commercial real estate	1,400,661	99,316	7.09%	1,302,568	83,441	6.41%	1,259,257	65,122	5.17%
Real estate construction	416,296	36,004	8.65%	447,516	33,764	7.54%	363,902	18,269	5.02%
Residential real estate	563,176	26,505	4.71%	565,711	23,799	4.21%	597,196	22,004	3.68%
Agricultural real estate	227,341	16,848	7.41%	201,326	13,820	6.86%	201,295	11,399	5.66%
Agricultural	96,877	9,103	9.40%	100,394	6,966	6.94%	125,342	6,697	5.34%
Consumer	100,995	6,851	6.78%	106,542	6,522	6.12%	102,185	5,110	5.00%
Total loans	3,441,227	245,815	7.14%	3,304,508	211,213	6.39%	3,232,472	160,859	4.98%
Taxable securities	979,926	39,091	3.99%	1,027,726	23,873	2.32%	1,185,750	22,713	1.92%
Nontaxable securities	59,597	1,579	2.65%	74,917	1,960	2.62%	106,955	2,698	2.52%
Federal funds sold and other	195,378	10,358	5.30%	193,941	9,666	4.98%	107,298	1,978	1.84%
Total interest-earning assets	4,676,128	296,843	6.35%	4,601,092	246,712	5.36%	4,632,475	188,248	4.06%
Non-interest-earning assets
Other real estate owned, net	2,332			3,991			10,144
Premises and equipment, net	115,892			107,297			102,165
Bank-owned life insurance	129,232			123,665			121,741
Goodwill and other intangibles, net	68,190			63,064			67,747
Other non-interest-earning assets	84,165			100,296			88,840
Total assets	$5,075,939			$4,999,405			$5,023,112
Interest-bearing liabilities
Interest-bearing demand deposits	$1,028,114	27,587	2.68%	$1,002,543	22,681	2.26%	$1,124,828	7,248	0.64%
Savings and money market	1,425,025	33,931	2.38%	1,359,822	23,525	1.73%	1,308,536	3,549	0.27%
Demand savings and money market	2,453,139	61,518	2.51%	2,362,365	46,206	1.96%	2,433,364	10,797	0.44%
Certificates of deposit	770,772	28,891	3.75%	827,652	24,267	2.93%	663,790	5,524	0.83%
Total interest-bearing deposits	3,223,911	90,409	2.80%	3,190,017	70,473	2.21%	3,097,154	16,321	0.53%
FHLB term and line of credit advances	216,012	10,180	4.71%	98,380	3,944	4.01%	79,775	2,094	2.63%
Federal Reserve Bank discount window	30,986	1,361	4.39%	108,551	4,755	4.38%	3	—	0.25%
Subordinated borrowings	97,194	7,580	7.80%	96,651	7,591	7.85%	96,133	6,771	7.04%
Other borrowings	47,336	1,151	2.43%	49,464	931	1.88%	55,036	232	0.42%
Total interest-bearing liabilities	3,615,439	110,681	3.06%	3,543,063	87,694	2.48%	3,328,101	25,418	0.76%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	931,860			979,410			1,203,167
Non-interest-bearing liabilities	45,666			53,210			50,962
Stockholders’ equity	482,974			423,722			440,882
Total liabilities and stockholders’ equity	$5,075,939			$4,999,405			$5,023,112
Net interest income		$186,162			$159,018			$162,830
Interest rate spread			3.29%			2.88%			3.30%
Net interest margin(2)			3.98%			3.46%			3.51%
Total cost of deposits, including non-interest bearing deposits	$4,155,771	$90,409	2.18%	$4,169,427	$70,473	1.69%	$4,300,321	$16,321	0.38%
Average interest-earning assets to interest-bearing liabilities			129.34%			129.86%			139.19%

(1)Average loan balances include non-accrual loans, hedge fair value adjustments and merger fair value adjustments.

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

The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2024, as compared to the year ended December 31, 2023, and the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Analysis of Changes in Net Interest Income

	2024 vs. 2023			2023 vs. 2022
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets
Loans
Commercial and industrial	$4,286	$4,001	$8,287	$(158)	$10,801	$10,643
Commercial real estate	6,561	9,314	15,875	2,307	16,012	18,319
Real estate construction	(2,467)	4,707	2,240	4,860	10,635	15,495
Residential real estate	(107)	2,813	2,706	(1,205)	3,000	1,795
Agricultural real estate	1,874	1,154	3,028	2	2,419	2,421
Agricultural	(252)	2,389	2,137	(1,492)	1,761	269
Consumer	(352)	681	329	226	1,186	1,412
Total loans	9,543	25,059	34,602	4,540	45,814	50,354
Taxable securities	(1,159)	16,377	15,218	(3,275)	4,435	1,160
Nontaxable securities	(406)	25	(381)	(835)	97	(738)
Federal funds sold and other	72	620	692	2,473	5,215	7,688
Total interest-earning assets	$8,050	$42,081	$50,131	$2,903	$55,561	$58,464
Interest-bearing liabilities
Demand savings and money market	$1,766	$13,546	$15,312	$(726)	$36,135	$35,409
Certificates of deposit	(1,759)	6,383	4,624	1,670	17,073	18,743
Total interest-bearing deposits	7	19,929	19,936	944	53,208	54,152
FHLB term and line of credit advances	5,438	798	6,236	567	1,283	1,850
Federal Reserve Bank discount window	(3,407)	13	(3,394)	4,753	2	4,755
Subordinated borrowings	43	(54)	(11)	37	783	820
Other borrowings	(42)	262	220	(26)	725	699
Total interest-bearing liabilities	2,039	20,948	22,987	6,275	56,001	62,276
Net Interest Income	$6,011	$21,133	$27,144	$(3,372)	$(440)	$(3,812)

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

Year ended December 31, 2024, compared with year ended December 31, 2023

The increase in net interest income is primarily due to a 99 basis point increase in yields on interest-earning assets offset by a 58 basis point increase in the average cost of interest bearing liabilities. The change in yields and costs were driven, primarily, by a continued higher rate environment within the marketplace creating continued lag re-pricing of both the asset and liability portfolios throughout 2024. The asset yield was also positively impacted by the re-positioning of a portion of our investment portfolio in December of 2023. In the final four months of 2024, the FOMC reduced short-term interest rates by 100 basis points across three meetings. Due to their timing, the cuts did not have a material impact on operating results for 2024.

Net interest spread increased from 2.88% at December 31, 2023 to 3.29% at December 31, 2024 primarily due to the increase in both the volume and yield of interest-earning assets out-pacing the increase in the cost and change in volume in interest-bearing liabilities. The increase in net interest margin was driven by the additive yield from re-positioning of the investment portfolio, production of new earning assets and the acquisition of earning assets in the current environment outpacing the continued, lagged re-pricing of liabilities used in funding.

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

Year ended December 31, 2024, compared with year ended December 31, 2023

There was a $2.5 million provision for credit losses for the year ended December 31, 2024, compared to a provision for credit losses of $1.9 million for the year ended December 31, 2023. The provision for credit losses recorded during the period ended December 31, 2024, is the result of an increase in the loan portfolio, slower prepayment rates, and net charge-offs during the period which were offset by decreases in projected future loss rates and specific reserves on loans individually evaluated for credit loss.

For additional detail see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses.” Net charge-offs for the year ended December 31, 2024, were $3.8 million as compared to net charge-offs of $4.2 million for the year ended December 31, 2023. For the year ended December 31, 2024, gross charge-offs were $4.6 million offset by gross recoveries of $817 thousand. In comparison, gross charge-offs were $5.0 million for the year ended December 31, 2023, offset by gross recoveries of $754 thousand.

Non-Interest Income

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2024, 2023, and 2022.

Non-Interest Income

For the Years Ended December 31,

				2024 vs. 2023		2023 vs. 2022
(Dollars in thousands)	2024	2023	2022	Change	%	Change	%
Service charges and fees	$9,830	$10,187	$10,632	$(357)	(3.5)%	$(445)	(4.2)%
Debit card income	10,246	10,322	10,677	(76)	(0.7)%	(355)	(3.3)%
Mortgage banking	861	652	1,416	209	32.1%	(764)	(54.0)%
Increase in value of bank-owned life insurance	4,966	4,059	3,113	907	22.3%	946	30.4%
Other
Investment referral income	500	424	539	76	17.9%	(115)	(21.3)%
Trust income	1,624	1,123	1,036	501	44.6%	87	8.4%
Insurance sales commissions	555	582	566	(27)	(4.6)%	16	2.8%
Recovery on zero-basis purchased loans	4,380	517	249	3,863	747.2%	268	107.6%
Income (loss) from equity method investments	(87)	(222)	(222)	135	(60.8)%	—	—%
Other non-interest income	3,596	5,136	6,984	(1,540)	(30.0)%	(1,848)	(26.5)%
Total other	10,568	7,560	9,152	3,008	39.8%	(1,592)	(17.4)%
Subtotal	36,471	32,780	34,990	3,691	11.3%	(2,210)	(6.3)%
Gain on acquisition	2,131	—	962	2,131	100.0%	(962)	(100.0)%
Net gain (loss) from securities transactions	220	(51,909)	5	52,129	(100.0)%	(51,914)	(100.0)%
Total non-interest income	$38,822	$(19,129)	$35,957	$57,951	(302.9)%	$(55,086)	(153.2)%

Year ended December 31, 2024, compared with year ended December 31, 2023

Non-interest income, before gain on acquisition and gain or loss on sale of securities, increased 11.3%. The increase was driven by recovery on zero-basis purchased loans and yield on bank-owned life insurance, partially offset by the decrease in Other non-interest income. 'Other non-interest income' declined primarily due to a $1.1 million reduction in realized reversals of loan repurchase obligations in 2024.

During 2024 the Company completed two mergers resulting in a bargain purchase gain of $2.1 million. The increase in net gains from securities transactions is primarily due to securities sold in 2023 at losses to restructure the portfolio into higher yielding investments and other assets which did not recur in 2024.

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2024, 2023, and 2022.

Non-Interest Expense

For the Year Ended December 31,

				2024 vs. 2023		2023 vs. 2022
(Dollars in thousands)	2024	2023	2022	Change	%	Change	%
Salaries and employee benefits	$72,786	$64,384	$62,006	$8,402	13.0%	$2,378	3.8%
Net occupancy and equipment	14,371	12,325	12,223	2,046	16.6%	102	0.8%
Data processing	20,004	17,433	15,883	2,571	14.7%	1,550	9.8%
Professional fees	6,503	5,754	4,951	749	13.0%	803	16.2%
Advertising and business development	5,366	5,425	5,042	(59)	(1.1)%	383	7.6%
Telecommunications	2,501	1,963	1,916	538	27.4%	47	2.5%
FDIC insurance	2,483	2,195	1,140	288	13.1%	1,055	92.5%
Courier and postage	2,599	2,046	1,881	553	27.0%	165	8.8%
Free nationwide ATM expense	2,127	2,073	2,103	54	2.6%	(30)	(1.4)%
Amortization of core deposit intangibles	4,289	3,374	4,042	915	27.1%	(668)	(16.5)%
Loan expense	601	540	828	61	11.3%	(288)	(34.8)%
Other real estate owned and repossessed assets, net	(7,525)	617	247	(8,142)	(1319.6)%	370	149.8%
Other	13,591	17,175	15,524	(3,584)	(20.9)%	1,651	10.6%
Subtotal	139,696	135,304	127,786	4,392	3.2%	7,518	5.9%
Merger expenses	4,461	297	594	4,164	1402.0%	(297)	(50.0)%
Total non-interest expense	$144,157	$135,601	$128,380	$8,556	6.3%	$7,221	5.6%

Year ended December 31, 2024, compared with year ended December 31, 2023

The increase in non-interest expense was primarily due to increases in salaries and employee benefits of $8.4 million, data processing expense of $2.6 million, net occupancy and equipment expense of $2.0 million, offset by a decrease in Other real estate owned of $8.1 million and Other expenses of $3.6 million. These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits: There was a $8.4 million increase in salaries and benefits for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Salaries and wages increased by $5.3 million which includes a $2.1 million related to additional staff from merger activity for the year ended December 31, 2024, as compared to the year ended December 31, 2023. Additionally, for the year ended December 31, 2024, there was an increase in incentives compensation of $2.2 million. Included in salaries and employee benefits is share-based compensation expense of $3.5 million for the year ended December 31, 2024, and $2.5 million for the year ended December 31, 2023.

Data processing: The $2.6 million increase was principally due to increased software license expenses of $2.7 million.

Net occupancy and equipment: The $2.0 million increase was primarily due to the additional expense of $840 thousand related to properties acquired through merger activity.

Professional fees: The increase of $749 thousand was principally due to an increase in attorney fees of $432 thousand and a increase in accounting fees of $385 thousand.

Other real-estate owned: During the year, the Company realized a gain on disposition of repossessed assets of $8.5 million which drives the annual change. Excluding this gain, other real estate expense would have been $975 thousand, an increase of $358 thousand.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, limited partnership tax credits and provision for unfunded commitments. There was a $3.6 million decrease in other non-interest expense for the year ended December 31, 2024, as compared to the year ended December 31, 2023. This decrease was primarily due to a reduction of $3.6 million in write-offs of tax credit investments.

Merger expenses: Merger expenses of $4.5 million include legal, advisory and accounting fees associated with services to facilitate the acquisition of two banks in 2024. Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses. During 2023, the Company incurred merger expenses of $297 thousand related to the Rockhold BanCorp acquisition.

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

The Company’s efficiency ratio improved in 2024 as compared to 2023 due to the increase in net interest income excluding the net gain on securities transactions and gain on acquisition outpacing the change in non-interest expense, excluding goodwill impairment and merger expenses, as discussed in “Results of Operations – Net Interest Income and Net Interest Margin Analysis” and “Results of Operations – Non-Interest Income.”

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Year ended December 31, 2024, compared with year ended December 31, 2023

The effective income tax rate for the year ended December 31, 2024, was 20.0% as compared to the U.S. statutory rate of 21.0%. The effective income tax rate for the year ended December 31, 2023, was (223.9)% as compared to the U.S. statutory rate of 21.0% as a result of tax planning benefits and credits amplified by a reduction in pre-tax book income for the year due to the pre-tax losses related to the sale of bonds. As detailed in “NOTE 13 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rates differed from the U.S. statutory rates primarily due to non-taxable income, non-deductible expenses, and tax credits. The Company made investments in solar tax credits during the years ended December 31, 2024 and December 31, 2023 which had a material impact on the effective income tax rate for each period. Additionally, the Company recognized tax gains and related penalties on the surrender of Bank Owned Life Insurance (“BOLI”) for the year ended December 31, 2024.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities and are computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position will be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material amounts to report for interest or penalties incurred in 2024, 2023, or 2022.

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

Financial Condition

Overview

Our total assets increased $297.5 million, or 5.91%, from $5.03 billion at December 31, 2023, to $5.33 billion at December 31, 2024. The increase in total assets was primarily from increases in loans, net of allowance for credit losses of $168.2 million, available for sale securities of $84.8 million and cash and due from banks of $20.2 million, partially offset by a decrease in federal funds sold of $15.6 million. Our total liabilities increased $157.4 million, or 3.44%, from $4.58 billion at December 31, 2023, to $4.74 billion at December 31, 2024. The increase in total liabilities was from an increase in total deposits of $229.3 million, an increase in FHLB advances of $78.1 million, partially offset by a decrease in Federal Reserve Bank borrowings of $140.0 million. Our total stockholders’ equity increased $140.1 million, or 30.9%, from $452.9 million at December 31, 2023 to $592.9 million at December 31, 2024. The increase in stockholders equity was primarily driven by the increase in common stock of $86.9 million from the private placement stock offering, as well as net income of $62.6 million, partially offset by treasury stock repurchase of $11.9 million and dividends paid of $7.9 million for the year ended December 31, 2024.

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

At December 31, 2024, gross total loans were 80.0% of deposits and 65.7% of total assets. At December 31, 2023, gross total loans were 80.4% of deposits and 66.2% of total assets.

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

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2024		2023		2022
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$658,865	18.8%	$598,327	17.9%	$594,863	18.0%
Real estate loans:
Commercial real estate	1,830,514	52.3%	1,759,855	52.8%	1,721,268	52.0%
Residential real estate	566,766	16.2%	556,328	16.7%	570,550	17.2%
Agricultural real estate	267,248	7.6%	196,114	5.9%	199,189	6.0%
Total real estate loans	2,664,528	76.1%	2,512,297	75.4%	2,491,007	75.2%
Agricultural	87,339	2.5%	118,587	3.6%	120,003	3.6%
Consumer	90,084	2.6%	103,690	3.1%	105,675	3.2%
Total loans held for investment	$3,500,816	100.0%	$3,332,901	100.0%	$3,311,548	100.0%
Total loans held for sale	$513	100.0%	$476	100.0%	$349	100.0%
Total loans held for investment (net of allowances)	$3,457,549	100.0%	$3,289,381	100.0%	$3,265,701	100.0%

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2024, and December 31, 2023, are summarized in the following tables.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2024
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$253,375	$309,996	$92,880	$2,614	$658,865
Real Estate:
Commercial real estate	484,450	1,019,023	231,122	95,919	1,830,514
Residential real estate	2,375	11,344	124,983	428,064	566,766
Agricultural real estate	100,169	93,430	34,720	38,929	267,248
Total real estate	586,994	1,123,797	390,825	562,912	2,664,528
Agricultural	59,213	21,373	3,270	3,483	87,339
Consumer	32,498	45,352	10,234	2,000	90,084
Total	$932,080	$1,500,518	$497,209	$571,009	$3,500,816
Loans with a predetermined fixed interest rate	$405,335	$544,767	$115,887	$261,080	$1,327,069
Loans with an adjustable/floating interest rate	526,745	955,751	381,322	309,929	2,173,747
Total	$932,080	$1,500,518	$497,209	$571,009	$3,500,816

	As of December 31, 2023
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$171,879	$345,693	$77,886	$2,869	$598,327
Real Estate:
Commercial real estate	369,311	1,063,226	247,300	80,018	1,759,855
Residential real estate	1,447	10,091	128,077	416,713	556,328
Agricultural real estate	73,882	84,802	27,559	9,871	196,114
Total real estate	444,640	1,158,119	402,936	506,602	2,512,297
Agricultural	80,659	30,948	2,851	4,129	118,587
Consumer	31,832	50,779	19,077	2,002	103,690
Total	$729,010	$1,585,539	$502,750	$515,602	$3,332,901
Loans with a predetermined fixed interest rate	$289,816	$685,903	$127,602	$273,488	$1,376,809
Loans with an adjustable/floating interest rate	439,194	899,636	375,148	242,114	1,956,092
Total	$729,010	$1,585,539	$502,750	$515,602	$3,332,901

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	As of December 31,
	2024	2023	2022
	(Dollars in thousands)
Non-accrual loans	$27,050	$25,026	$17,601
Accruing loans 90 or more days past due	181	279	—
OREO acquired through foreclosure, net	2,632	772	600
Other repossessed assets	4,812	380	47
Total nonperforming assets	$34,675	$26,457	$18,248
Ratios:
Nonperforming assets to total assets	0.65%	0.53%	0.37%
Nonperforming assets to total loans plus OREO	0.99%	0.79%	0.55%

Nonperforming assets (“NPAs”) include loans on non-accrual status, accruing loans 90 or more days past due, restructured loans, other real estate acquired through foreclosure and other repossessed assets. Included in other repossessed assets is the gross collateral of a Main Street Lending loan valued at $4.7 million which the Company owns five percent of the collateral. The change in NPAs is due to the Main Street Lending of specific circumstances on specific borrower relationships and not considered indicative of broad declining credit quality as of the reporting date. NPAs and classified assets continue to be at historically low levels for the Company.

The nonperforming loans at December 31, 2024, consisted of 323 separate credits and 270 separate borrowers. We had four nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2024. There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by lenders and we also monitor delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At December 31, 2024, the Company had $35.4 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $11.1 million at December 31, 2023.

For additional information about the risk category by class of loans see “NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Notes to Consolidated Financial Statements. At December 31, 2024, loans considered unclassified were 98.1% of total loans compared to 98.8% of total loans at December 31, 2023.

Risk Category of Loans by Class

	As of December 31, 2024
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$626,519	$32,346	$658,865
Real estate:
Commercial real estate	1,813,778	16,736	1,830,514
Residential real estate	561,198	5,568	566,766
Agricultural real estate	258,353	8,895	267,248
Total real estate	2,633,329	31,199	2,664,528
Agricultural	86,201	1,138	87,339
Consumer	89,300	784	90,084
Total	$3,435,349	$65,467	$3,500,816

	As of December 31, 2023
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$586,629	$11,698	$598,327
Real estate:
Commercial real estate	1,748,878	10,977	1,759,855
Residential real estate	549,014	7,314	556,328
Agricultural real estate	190,659	5,455	196,114
Total real estate	2,488,551	23,746	2,512,297
Agricultural	115,284	3,303	118,587
Consumer	103,066	624	103,690
Total	$3,293,530	$39,371	$3,332,901

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

Analysis of allowance for credit losses: At December 31, 2024, the allowance for credit losses totaled $43.3 million, or 1.24% of total loans. At December 31, 2023, the allowance for credit losses totaled $43.5 million, or 1.31% of total loans.

The $253 thousand decrease in the allowance for credit losses was the result of net charge-offs of $3.8 million, a reduction in reserves on loans individually evaluated and the continued decline of realized loss rates relative to the full analysis cycle partially offset by an increase in loan balances, purchase accounting for two completed mergers in 2024 and an expansion in quantitative and qualitative reserve on the loan balances collectively evaluated. The allowance for credit losses calculation on loans collectively evaluated at December 31, 2024, totaled $38.4 million, or 1.1%, of the $3.5 billion in loans collectively evaluated, compared to an allowance for credit losses of $38.8 million, or 1.2%, of the $3.3 billion in loans collectively evaluated at December 31, 2023.

Net losses as a percentage of average loans was 0.11% for the twelve months ended December 31, 2024, as compared to 0.13% for the twelve months ended December 31, 2023, and 0.08% for the twelve months ended December 31, 2022.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses

(Dollars in thousands)

December 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Total loans outstanding (1)	1,830,514	658,865	566,766	267,248	87,339	90,084	3,500,816
Net charge-offs	53	2,787	139	8	3	809	3,799
Average loan balance (1)	1,816,957	635,881	561,914	227,341	96,877	100,993	3,439,963
Non-accrual loan balance	7,458	7,798	4,670	5,751	592	781	27,050
Loans to total loans outstanding	52.3%	18.8%	16.2%	7.6%	2.5%	2.6%	100.0%
ACL to total loans	0.8%	2.1%	1.5%	1.3%	0.5%	2.0%	1.2%
Net charge-offs to average loans	—%	0.4%	—%	—%	—%	0.8%	0.1%
Non-accrual loans to total loans	0.4%	1.2%	0.8%	2.2%	0.7%	0.9%	0.8%
ACL to non-accrual loans	200.4%	179.6%	183.1%	60.9%	74.2%	232.8%	160.0%

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Total loans outstanding (1)	1,759,855	598,327	556,328	196,114	118,587	103,690	3,332,901
Net charge-offs	(75)	3,700	18	46	(47)	558	4,200
Average loan balance (1)	1,750,084	580,451	564,728	201,326	100,394	106,542	3,303,525
Non-accrual loan balance	5,447	5,041	7,251	4,214	2,470	603	25,026
Loans to total loans outstanding	52.8%	18.0%	16.7%	5.9%	3.6%	3.1%	100.0%
ACL to total loans	0.8%	3.0%	1.4%	0.9%	0.8%	1.5%	1.3%
Net charge-offs to average loans	—%	0.6%	—%	—%	—%	0.5%	0.1%
Non-accrual loans to total loans	0.3%	0.8%	1.3%	2.1%	2.1%	0.6%	0.8%
ACL to non-accrual loans	247.4%	356.2%	107.4%	40.8%	40.3%	264.2%	173.9%

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Total loans outstanding (1)	1,721,268	594,863	570,550	199,189	120,003	105,675	3,311,548
Net charge-offs	1,193	590	56	27	35	742	2,643
Average loan balance (1)	1,623,159	583,295	595,494	201,295	125,342	102,186	3,230,771
Non-accrual loan balance	2,689	5,838	3,206	2,052	3,468	348	17,601
Loans to total loans outstanding	52.0%	18.0%	17.2%	6.0%	3.6%	3.2%	100.0%
ACL to total loans	1.0%	2.5%	1.5%	0.4%	2.0%	2.2%	1.4%
Net charge-offs to average loans	0.1%	0.1%	—%	—%	—%	0.7%	0.1%
Non-accrual loans to total loans	0.2%	1.0%	0.6%	1.0%	2.9%	0.3%	0.5%
ACL to non-accrual loans	622.2%	256.1%	268.5%	39.9%	70.8%	655.5%	260.5%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at December 31, 2024, is adequate to cover current expected losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2024.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At December 31, 2024, securities represented 18.9% of total assets compared with 18.3% at December 31, 2023.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$71,173	$65,094	$39,103	$33,087
U.S. Treasury securities	86,523	86,563	89,999	89,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	624,228	589,172	560,674	529,143
Private label residential mortgage-backed securities	144,971	124,664	161,174	137,841
Corporate	61,947	58,652	56,722	49,683
Small Business Administration loan pools	6,542	6,266	8,066	7,727
State and local subdivisions	83,868	74,044	81,458	72,911
Total available-for-sale securities	$1,079,252	$1,004,455	$997,196	$919,648

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	December 31,
	2024		2023
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,932	$3,909	$1,094	$1,097
State and local subdivisions	1,285	1,305	1,115	1,153
Total held-to-maturity securities	$5,217	$5,214	$2,209	$2,250

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2024, and December 31, 2023. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2024
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$7,797	4.68%	$22,911	4.45%	$32,623	1.85%	$1,763	2.02%	$65,094	3.11%
U.S. Treasury securities	78,400	3.67%	8,163	4.66%	—	—%	—	—%	86,563	3.76%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	71,025	4.57%	124,899	2.57%	393,248	4.45%	589,172	4.06%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	124,664	2.35%	124,664	2.35%
Corporate	600	4.25%	11,213	6.81%	46,839	4.75%	—	—%	58,652	5.14%
Small Business Administration loan pools	—	—%	—	—%	4,387	5.28%	1,879	2.19%	6,266	2.35%
State and political subdivisions(1)	2,593	2.37%	10,446	2.38%	33,256	2.11%	27,749	2.49%	74,044	2.31%
Total available-for-sale securities	89,390	3.72%	123,758	4.57%	242,004	2.88%	549,303	3.86%	1,004,455	3.70%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	3,053	5.02%	879	4.96%	3,932	5.00%
State and political subdivisions(1)	—	—%	—	—%	172	3.02%	1,113	4.62%	1,285	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,225	4.91%	1,992	4.77%	5,217	4.86%
Total debt securities	$89,390	3.72%	$123,758	4.57%	$245,229	2.91%	$551,295	3.86%	$1,009,672	3.70%
(1)
The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2023
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$—	—%	$—	—%	$31,337	1.65%	$1,750	2.02%	$33,087	1.67%
U.S. Treasury securities	69,843	5.39%	19,413	1.18%	—	—%	—	—%	89,256	4.47%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	40,978	3.78%	137,929	2.62%	350,236	4.26%	529,143	3.80%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	137,841	2.27%	137,841	2.27%
Corporate	—	—%	8,001	7.49%	41,682	4.63%	—	—%	49,683	5.09%
Small Business Administration loan pools	—	—%	—	—%	5,587	5.44%	2,140	2.08%	7,727	4.51%
State and political subdivisions(1)	3,963	2.09%	6,138	2.34%	30,789	2.00%	32,021	2.38%	72,911	2.20%
Total available-for-sale securities	73,806	5.21%	74,530	3.38%	247,324	2.82%	523,988	3.60%	919,648	3.51%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	—	—%	1,094	4.93%	1,094	4.93%
State and political subdivisions(1)	—	—%	—	—%	—	—%	1,115	4.62%	1,115	4.62%
Total held-to-maturity securities	—	—%	—	—%	—	—%	2,209	4.77%	2,209	4.77%
Total debt securities	$73,806	5.21%	$74,530	3.38%	$247,324	2.82%	$526,197	3.61%	$921,857	3.51%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At December 31, 2024, and 2023, 72.3% and 73.2% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.1 years and 5.3 years and a modified duration of 4.2 years and 4.4 years.

Deposits

Our lending and investing activities are primarily funded by deposits. A variety of deposit accounts are offered with a wide range of interest rates and terms including demand, savings, money market and time deposits. We rely primarily on competitive pricing policies, convenient locations, comprehensive marketing strategy and personalized service to attract and retain these deposits. Overall, deposits have increased $229.3 million from December 31, 2023 to December 31, 2024 and deposits excluding brokered deposits have increased $104.2 million for the same time period. During 2024 there has been significant competition for deposits and continued pricing pressure which has caused deposit migration to higher earning deposit account types. In addition to competition, the overall increase in deposits is due to merger activity, offset by a general decrease in excess liquidity in the market due to the impacts of elevated inflation and the effects of monetary policy, in the form of higher interest rates, on both consumer and business customers.

The following table shows our composition of deposits at December 31, 2024, 2023, and 2022.

Composition of Deposits

	December 31,
	2024		2023		2022		2024 vs. 2023		2023 vs. 2022
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Change	%	Change	%
	(Dollars in thousands)
Non-interest-bearing demand	$954,065	21.8%	$898,129	21.7%	$1,097,899	25.9%	$55,936	6.2%	$(199,770)	(18.2)%
Interest-bearing demand	1,172,577	26.8%	998,822	24.1%	1,061,264	25.0%	173,755	17.4%	(62,442)	(5.9)%
Savings and money market	1,511,620	34.6%	1,484,985	35.8%	1,268,320	29.9%	26,635	1.8%	216,665	17.1%
Time	736,527	16.8%	763,519	18.4%	814,324	19.2%	(26,992)	(3.5)%	(50,805)	(6.2)%
Total deposits	$4,374,789	100.0%	$4,145,455	100.0%	$4,241,807	100.0%	$229,334	5.5%	$(96,352)	(2.3)%

The following tables show deposits acquired in 2024, as of the time of each acquisition.

	Rockhold Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$97,593	27.9%
Interest-bearing demand	124,760	35.7%
Savings and money market	94,731	27.1%
Time	32,693	9.3%
Total deposits	$349,777	100.0%

	Kansasland Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$6,439	15.2%
Interest-bearing demand	5,011	11.8%
Savings and money market	14,314	33.7%
Time	16,654	39.3%
Total deposits	$42,418	100.0%

The following tables show deposits sold in 2022 branch dispositions, as of the time of such dispositions.

	United Bank and Trust Branch Sale
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$15,817	30.0%
Interest-bearing demand	9,039	17.2%
Savings and money market	19,576	37.1%
Time	8,282	15.7%
Total deposits	$52,714	100.0%

	High Plains Bank Branch Sale
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,925	10.1%
Interest-bearing demand	3,664	19.2%
Savings and money market	7,300	38.3%
Time	6,168	32.4%
Total deposits	$19,057	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2024, 2023, and 2022.

Average Deposit Balances and Average Rate Paid

	December 31,
	2024		2023		2022
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand	$931,860	—%	$979,410	—%	$1,203,167	—%
Interest-bearing demand	1,028,114	2.68%	1,002,543	2.26%	1,124,828	0.64%
Savings and money market	1,425,025	2.38%	1,359,822	1.73%	1,308,536	0.27%
Time	770,772	3.75%	827,652	2.93%	663,790	0.83%
Total deposits	$4,155,771		$4,169,427		$4,300,321

Included in interest-bearing demand deposits are Insured Cash Sweep (“ICS”) reciprocal demand deposit balances of $469.5 million at December 31, 2024, and $382.6 million at December 31, 2023, and $282.7 million at December 31, 2022. Also included in savings and money market deposits at December 31, 2024, 2023, and 2022, are ICS reciprocal money-market deposit balances of $100.6 million, $230.8 million, and $17.7 million. These balances represent customer funds placed in ICS that allow Equity Bank to break large demand and money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. These deposits are placed in ICS but are Equity Bank’s customer relationships that management views as core funding.

Included in time deposits are Certificate of Deposit Account Registry Service (“CDARS”) program balances of $35.4 million, $21.8 million, and $11.8 million at December 31, 2024, 2023, and 2022. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

Included in interest-bearing demand deposit are brokered deposit balances totaling $75.1 million, $1 thousand, $1 thousand at December 31, 2024, 2023 and 2022. Also included in time deposits are brokered deposit balances totaling $50.0 million, $200.0 million and $251.8 million at December 31, 2024, 2023, and 2022.

The following table provides information on the maturity distribution of time deposits of $250,000 or more as of December 31, 2024, and December 31, 2023.

	December 31,
	2024	2023
	(Dollars in thousands)
3 months or less	$69,637	$65,449
Over 3 through 6 months	200,049	94,459
Over 6 through 12 months	13,799	18,082
Over 12 months	52,080	18,777
Total Time Deposits	$335,565	$196,767

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

During the years ended December 31, 2024, 2023, and 2022, our liquidity needs have primarily been met by core deposits, securities and loan maturities, as well as amortizing payment from investment securities and loans. Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit, subordinated notes, borrowings from the FHLB and from the Federal Reserve Bank.

Our largest sources of funds are deposits, fed funds sold, retail repurchase agreements and subordinated debt, and our largest uses of funds are the origination of loans or purchases of loans or investment securities. Average loans were $3.44 billion for the year ended December 31, 2024, an increase of 4.2% over average loans of $3.30 billion for the year ended December 31, 2023. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our investment securities portfolio has a weighted average life of 4.8 years and a modified duration of 4.0 years at December 31, 2024. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base, FHLB advances, Federal Reserve Bank and other borrowing relationships. For additional information, see "NOTE 10 - BORROWINGS" in the Notes to Consolidated Financial Statements.

Cash Flow Overview

During 2024, investing activities provided $123.7 million and operating activities provided $73.8 million of liquidity, which were offset by financing activities use of $192.9 million, ultimately increasing total cash and cash equivalents by $4.6 million. The cash provided by investing activities was primarily driven by the sale and maturity of securities of $288.6 million which was partially offset by the purchase of securities of $187.1 million, the assets acquired net of cash received from mergers of $62.2 million, the gain on the sale of real estate owned and other repossessed assets of $10.3 million, the other uses of cash from investing activity included $49.1 million from the purchase of loans, the net change in bank owned life insurance of $3.2 million and the purchase of premises and equipment of $8.5 million and the $5.9 million net redemption of FHLB and Federal Reserve Bank stock. The cash provided by financing activities was driven mostly by increases in proceeds from the issuance of common stock of $87.0 million and net change in FHLB term and overnight borrowings of $72.0 million. The cash usage from financing activity was driven by a decreases in deposits of $163.0 million excluding the additions from mergers, the net principle repayment of the Federal Reserve Bank borrowings of

$140.0 million, the change in contractual obligations of $15.7 million, purchases of treasury stock of $11.9 million and dividends paid of $7.9 million.

During 2023, investing activities provided $232.2 million and operating activities provided $76.5 million of liquidity, which were offset by financing activities use of $34.0 million, ultimately increasing total cash and cash equivalents by $274.7 million. The cash provided by investing activities was driven by the sale and maturity of securities of $789.4 million and primarily offset by the purchase of securities of $510.5 million, the net change in loans of $23.7 million, the purchase of premises and equipment of $15.6 million and the purchase of correspondent and miscellaneous stock of $11.9 million. The cash usage in financing activities was driven primarily by decreases in deposits of $96.4 million, FHLB term and LOC advances of $38.9 million, the purchases of treasury stock of $17.9 million, change in contractual obligations of $12.3 million and dividends paid of $6.6 million offset by an increase in Federal Reserve Bank borrowings of $140.0 million.

For information related to cash flow during 2022, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 9, 2023.

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

Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes, as of December 31, 2024, and December 31, 2023, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2024, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The total increase in stockholders’ equity of $140.1 million was principally attributable to increases in additional paid-in-capital of $95.2 million and retained earnings of $53.9 million, partially offset by a increase in treasury stock of $11.9 million. For additional information about the Company’s capital see "NOTE 12 – STOCKHOLDERS' EQUITY", “NOTE 14 – REGULATORY MATTERS” and "NOTE 17 – SHARE-BASED PAYMENTS" in Notes to Consolidated Financial Statements.

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

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands, except share data)
Total stockholders’ equity	$592,918	$452,860	$410,058	$500,631	$407,649
Goodwill	(53,101)	(53,101)	(53,101)	(54,465)	(31,601)
Core deposit intangibles, net	(14,969)	(7,222)	(10,596)	(14,879)	(16,057)
Mortgage servicing asset, net	—	(75)	(176)	(276)	—
Naming rights, net	(957)	(1,000)	(1,044)	(1,087)	(1,130)
Tangible common equity	$523,891	$391,462	$345,141	$429,924	$358,861
Common shares outstanding at period end	17,419,858	15,428,251	15,930,112	16,760,115	14,540,556
Diluted common shares outstanding at period end	17,636,843	15,629,185	16,163,253	17,050,115	14,540,556
Book value per common share	$34.04	$29.35	$25.74	$29.87	$28.04
Tangible book value per common share	$30.07	$25.37	$21.67	$25.65	$24.68
Tangible book value per diluted common share	$29.70	$25.05	$21.35	$25.22	$24.68

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

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Total stockholders’ equity	$592,918	$452,860	$410,058	$500,631	$407,649
Goodwill	(53,101)	(53,101)	(53,101)	(54,465)	(31,601)
Core deposit intangibles, net	(14,969)	(7,222)	(10,596)	(14,879)	(16,057)
Mortgage servicing asset, net	—	(75)	(176)	(276)	—
Naming rights, net	(957)	(1,000)	(1,044)	(1,087)	(1,130)
Tangible common equity	$523,891	$391,462	$345,141	$429,924	$358,861
Total assets	$5,332,047	$5,034,592	$4,981,651	$5,137,631	$4,013,356
Goodwill	(53,101)	(53,101)	(53,101)	(54,465)	(31,601)
Core deposit intangibles, net	(14,969)	(7,222)	(10,596)	(14,879)	(16,057)
Mortgage servicing asset, net	—	(75)	(176)	(276)	—
Naming rights, net	(957)	(1,000)	(1,044)	(1,087)	(1,130)
Tangible assets	$5,263,020	$4,973,194	$4,916,734	$5,066,924	$3,964,568
Equity / assets	11.12%	8.99%	8.23%	9.74%	10.16%
Tangible common equity to tangible assets	9.95%	7.87%	7.02%	8.48%	9.05%

Core Return on Average Equity: Core return on average equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) core net income allocable to common stockholders as net income allocable to common stockholders less net gain on acquisition, less gain(loss) on securities transactions, plus loss on debt extinguishment, plus merger expenses, plus BOLI tax expense, plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on adjustments (tax rates used in this calculation were 21% for 2024, 2023, 2022, 2021 and 2020) (c) core return on average equity as core net income allocable to common stockholders (as described in clause (b)) divided by a simple average of net income and core net income plus average stockholders' equity. For return on average equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) core net income allocable to common stockholders as net income allocable to common stockholders plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on amortization of intangible assets (tax rates used in this calculation were 21% for 2024, 2023, 2022, 2021 and 2020) (c) return on average tangible common equity as core net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Management believes that this measure is important to many investors in the marketplace because it measures the return on equity, exclusive of the effects of intangible assets on earnings and capital. Goodwill and other intangible assets have the effect of increasing average stockholders’ equity and, through amortization, decreasing net income allocable to common stockholders while not increasing average tangible common equity or decreasing core net income allocable to common stockholders.

The following table reconciles, as of the dates set forth below, total average stockholders’ equity to average equity and net income allocable to common stockholders to core net income allocable to common stockholders.

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Total average stockholders’ equity	$482,974	$423,722	$440,882	$446,795	$464,608
Average intangible assets	(68,190)	(63,064)	(67,746)	(50,831)	(130,329)
Average tangible common equity	$414,784	$360,658	$373,136	$395,964	$334,279
Net income (loss) allocable to common stockholders	$62,621	$7,821	$57,688	$52,480	$(74,970)
Amortization of intangible assets	4,408	3,518	4,186	4,242	3,898
Goodwill impairment, net of actual tax effect	—	—	—	—	99,526
Tax effect of adjustments	(926)	(739)	(879)	(891)	(819)
Adjusted net income (loss) allocable to common stockholders	$66,103	$10,600	$60,995	$55,831	$27,635
Net gain on acquisition	(2,131)	—	(962)	(585)	(2,145)
Net (gain) loss on securities transactions	(220)	51,909	(5)	(406)	(11)
Loss on extinguishment of debt	—	—	—	372	—
Merger expenses	4,461	297	594	9,189	299
BOLI tax expense	1,730	—	—	—	—
Tax effect of adjustments	(443)	(10,963)	78	(1,800)	390
Core net income (loss) allocable to common stockholders	$69,500	$51,843	$60,700	$62,601	$26,168
Return on average equity (ROAE)	12.97%	1.85%	13.08%	11.75%	(16.14)%
Core return on average equity	14.29%	11.63%	13.72%	13.85%	1.87%
Return on average tangible common equity (ROATCE)	15.94%	2.94%	16.35%	14.10%	8.27%

Core income calculations: Core income calculations are a non-GAAP measure that management believes is an effective alternative measure of how efficiently the company utilizes its asset base. Core income is calculated by adjusting GAAP income by non-core gains and losses and excluding non-core expenses, net of tax, as outlined in the table below. We calculate (a) core net income (loss) allocable to common stockholders plus merger expenses, tax effected non-core items, goodwill impairment and BOLI tax adjustment, less gain (loss) from securities transactions; (b) adjusted operating net income as net income (loss) allocable to common stockholders plus adjusted non-core items, tax effected non-core items and BOLI tax adjustments.

Core Net Income and Earnings Per Share: Core net income and Core earnings per share are non-GAAP financial measures generally used to disclose core net income from the Company's operations and earnings per share. We calculated this by taking GAAP net income less non-core impacts to net income to arrive at core net income and core diluted earnings per share. These financial measures are used by financial statement users to evaluate the core financial performance of the Company.

Management believes that these measures are important to many investors who are interested in changes from period to period in the Company's financial performance and quality of earnings.

The following table reconciles as of the dates set forth below, core net income and earnings per share and compares them to GAAP net income and earnings per share.

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$62,621	$7,821	$57,688	$52,480	$(74,970)
Core net income (loss) allocable to common stockholders	$69,500	$51,843	$60,700	$62,601	$9,459
Total average assets	$5,075,939	$4,999,405	$5,023,112	$4,431,802	$3,999,709
Total average stockholders' equity	$482,974	$423,722	$440,884	$446,795	$464,608
Weighted average common shares outstanding	15,489,370	15,535,772	16,214,049	15,019,221	15,098,512
Weighted average diluted common shares	15,671,674	15,648,842	16,437,906	15,306,431	15,238,499
Earnings Per Share	$4.04	$0.50	$3.56	$3.49	$(4.97)
Diluted earnings (loss) per share	$4.00	$0.50	$3.51	$3.43	$(4.97)
Core earnings per diluted share	$4.43	$3.31	$3.69	$4.09	$0.62
Return on average assets (ROAA) annualized	1.23%	0.16%	1.15%	1.18%	(1.87)%
Core return on average assets	1.37%	1.03%	1.21%	1.41%	0.23%
Return on average equity	12.97%	1.85%	13.08%	11.75%	(16.14)%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	December 31,
	2024	2023	2022	2021	2020
	(Dollars in thousands)
Non-interest expense	$144,157	$135,601	$128,380	$119,465	$208,990
Goodwill impairment	—	—	—	—	(104,831)
Merger expenses	(4,461)	(297)	(594)	(9,189)	(299)
Loss on debt extinguishment	—	—	—	(372)	—
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$139,696	$135,304	$127,786	$109,904	$103,860
Amortization of intangibles	$(4,408)	$(3,518)	$(4,186)	$(4,242)	$(3,898)
Core Non-interest expense, excluding merger expenses, amortization of intangibles and loss on debt extinguishment	$135,288	$131,786	$123,600	$105,662	$99,962
Net interest income	$186,162	$159,018	$162,830	$142,579	$132,652
Non-interest income	$38,822	$(19,129)	$35,957	$32,842	$26,023
Gain on acquisition and branch sales	(2,131)	—	(962)	(585)	(2,145)
Net (gains) losses from securities transactions	(220)	51,909	(5)	(406)	(11)
Non-interest income, excluding net gains (losses) from security transactions and gain on acquisition	$36,471	$32,780	$34,990	$31,851	$23,867
Non-interest expense to net interest income plus non-interest income	64.07%	96.93%	64.58%	68.10%	65.64%
Efficiency Ratio	60.77%	68.71%	62.48%	60.58%	63.87%
Total average assets	$5,075,939	$4,999,405	$5,023,112	$4,431,802	$3,999,709
Core non-interest expense, less goodwill impairment / Average assets	2.67%	2.64%	2.46%	2.38%	2.50%

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

Our exposure to interest rate risk is managed by the Asset Liability Committee (“ALCO”), which is composed of certain members of senior management, in accordance with policies approved by the Board of Directors. The ALCO formulates strategies based on appropriate levels of interest rate risk. In determining the appropriate level of interest rate risk, the ALCO considers the impact on earnings and capital of the current outlook on interest rates, potential changes in interest rates, regional economies, liquidity, business strategies and other factors. The ALCO meets monthly to review, among other things, the sensitivity of assets and liabilities to interest rate changes, the book and market values of assets and liabilities, unrealized gains and losses, securities purchase and sale activities, commitments to originate loans, and the maturities of investment securities and borrowings. Additionally, the ALCO reviews liquidity; projected cash flows; maturities of deposits; and consumer and commercial deposit activity.

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

The change in the impact of net interest income from the base case for December 31, 2024, and 2023 was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.

December 31, 2024, Analysis

The increase in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the decrease in fixed rate investments, the level of interest earning cash balances, increase in the level of adjustable rate loans, increase in non-interest bearing deposits which were partially offset by the increase in interest bearing non-maturity deposits. These factors result in the positive impacts to net interest income in the up interest rate shock scenarios that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable, and the decrease in fixed rate investments. These factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2024, is due to us being in a liability sensitive position and the level of convexity in our prepayable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate prepayable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario; however, due to the current level of convexity in our fixed rate prepayable assets becoming less negative and positive, in some cases, on a portion of our portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At December 31, 2024, non-interest-bearing deposits were approximately $1.07 billion, or 17.4%, higher than that deposit type at December 31, 2023. Substantially all investments and approximately 37.8% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

The change in the economic value of equity from the base case for December 31, 2023, is due to us being in a liability sensitive position and the level of convexity in our prepayable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate prepayable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario; however, due to the current level of convexity in our fixed rate prepayable assets becoming less negative and positive, in some cases, on a portion of our portfolio has resulted in the overall value of assets increasing more than liabilities. In addition, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At December 31, 2023, non-interest-bearing deposits were approximately $898.1 million, or 18.2%, lower than that deposit type at December 31, 2022. Substantially all investments and approximately 41.3% of loans are prepayable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

The following table summarizes the simulated immediate change in net interest income for twelve months and impact on economic value of equity as of the dates indicated.

Market Risk

	Impact on Net Interest Income
	December 31,
Change in prevailing interest rates	2024	2023
+300 basis points	11.9%	10.3%
+200 basis points	7.9%	6.8%
+100 basis points	3.9%	3.3%
0 basis points	—%	—%
-100 basis points	(2.4)%	(2.1)%
-200 basis points	(4.9)%	(4.3)%
-300 basis points	(8.1)%	(7.3)%

	Impact on Economic Value of Equity
	December 31,
Change in prevailing interest rates	2024	2023
+300 basis points	(6.5)%	(7.4)%
+200 basis points	(4.2)%	(4.3)%
+100 basis points	(2.4)%	(2.2)%
0 basis points	—%	—%
-100 basis points	0.3%	0.3%
-200 basis points	(1.5)%	(1.5)%
-300 basis points	(5.1)%	(5.3)%

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

As of December 31, 2024, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2024.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, has been audited by Crowe LLP, Indianapolis, Indiana, (U.S. PCAOB Auditor Firm I.D. 173), the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2024, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.

Item 9B: Other Information

During the three months ended December 31, 2024, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

Part III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held April 22, 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

We have adopted an insider trading policy governing the purchase, sale, and/or other disposition of Company securities by directors, officers, and employees that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and the NYSE listing standards. Among other things, the provisions of our insider trading policy applicable to our directors, executive officers and certain other designated employees prohibits such persons from hedging or pledging our securities, subject to limited exceptions and pre-approval under the terms of our insider trading policy. Such persons are also prohibited from engaging in various trading practices including short sales of the Company’s securities, trading in puts, calls or other derivative securities of the Company, and from holding our securities in a margin account. A copy our insider trading policy is attached to this Form 10-K as Exhibit 19.1.

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held April 22, 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held April 22, 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held April 22, 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2025 Annual Meeting of Stockholders to be held April 22, 2025, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

2.2

Agreement and Plan of Merger, dated April 18, 2024, by and among Equity Bancshares, Inc. KL Merger Sub, Inc. and Kansasland Bancshares, Inc. (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on April 22, 2024).

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

10.13†

First Amendment to the Equity Bancshares, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 14, 2024).

10.14†

First Amendment to the Equity Bancshares, Inc. 2022 Omnibus Equity Incentive Plan (incorporated by reference to Appendix A to Equity Bancshares, Inc.’s Definitive Proxy Statement on Schedule 14A, filed with the SEC on March 14, 2024).

10.15†

Equity Bancshares, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Quarterly Report on Form 10-Q filed with the SEC on November 8, 2022).

Exhibit No.	Description
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

10.26

Eighth Amendment to Loan and Security Agreement, dated February 10, 2025, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on February 11, 2025).

19.1*	Equity Bancshares, Inc. Insider Trading Policy

21.1*	List of Subsidiaries of Equity Bancshares, Inc.

23.1*	Consent of Crowe LLP.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Equity Bancshares, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 7, 2024.)

101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 7, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 7, 2025
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Chris M. Navratil	Executive Vice President and Chief Financial	March 7, 2025
Chris M. Navratil	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Leon H. Borck *	Director	March 7, 2025
Leon H. Borck

/s/ Kevin E. Cook *	Director	March 7, 2025
Kevin E. Cook

/s/ Junetta M. Everett *	Director	March 7, 2025
Junetta M. Everett

/s/ Gregory L. Gaeddert *	Director	March 7, 2025
Gregory L. Gaeddert

/s/ Benjamen M. Hutton *	Director	March 7, 2025
Benjamen M. Hutton

/s/ R. Renee Koger *	Director	March 7, 2025
R. Renee Koger

/s/ Gregory H. Kossover *	Director	March 7, 2025
Gregory H. Kossover

/s/ James S. Loving *	Director	March 7, 2025
James S. Loving

/s/ Jerry P. Maland *	Director	March 7, 2025
Jerry P. Maland

/s/ Shawn D. Penner *	Director	March 7, 2025
Shawn D. Penner

*By: /s/ Chris M. Navratil
Attorney-in-Fact
March 7, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Equity Bancshares, Inc.

Wichita, Kansas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Qualitative Adjustments

The allowance for credit losses (the “ACL”) as described in Notes 1 and 4 is an accounting estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. As of December 31, 2024, the Company’s allowance for credit losses on loans was $43.3 million and the provision for credit losses on loans was $2.5 million for the year then ended.

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

Indianapolis, Indiana

March 07, 2025

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2024, and 2023

(Dollar amounts in thousands, except per share data)

	2024	2023
ASSETS
Cash and due from banks	$383,503	$363,289
Federal funds sold	244	15,810
Cash and cash equivalents	383,747	379,099
Available-for-sale securities	1,004,455	919,648
Held-to-maturity securities, fair value of $5,214 and $2,250	5,217	2,209
Loans held for sale	513	476
Loans, net of allowance for credit losses of $43,267 and $43,520	3,457,549	3,289,381
Other real estate owned, net	4,773	1,833
Premises and equipment, net	117,132	112,632
Bank-owned life insurance	133,032	124,865
Federal Reserve Bank and Federal Home Loan Bank stock	27,875	20,608
Interest receivable	28,913	25,497
Goodwill	53,101	53,101
Core deposit intangibles, net	14,969	7,222
Other	100,771	98,021
Total assets	$5,332,047	$5,034,592
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$954,065	$898,129
Total non-interest-bearing deposits	954,065	898,129
Demand, savings and money market	2,684,197	2,483,807
Time	736,527	763,519
Total interest-bearing deposits	3,420,724	3,247,326
Total deposits	4,374,789	4,145,455
Federal funds purchased and retail repurchase agreements	37,246	43,582
Federal Home Loan Bank advances	178,073	100,000
Federal Reserve Bank borrowings	-	140,000
Subordinated debt	97,477	96,921
Contractual obligations	12,067	19,315
Interest payable and other liabilities	39,477	36,459
Total liabilities	4,739,129	4,581,732
Commitments and contingent liabilities, see Notes 20 and 21
Stockholders’ equity, see Note 12
Common stock	230	207
Additional paid-in capital	584,424	489,187
Retained earnings	194,920	141,006
Accumulated other comprehensive income (loss)	(55,181)	(57,920)
Treasury stock	(131,475)	(119,620)
Total stockholders’ equity	592,918	452,860
Total liabilities and stockholders’ equity	$5,332,047	$5,034,592

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2024, 2023, and 2022

(Dollar amounts in thousands, except per share data)

	2024	2023	2022
Interest and dividend income
Loans, including fees	$245,815	$211,213	$160,859
Securities, taxable	39,091	23,873	22,713
Securities, nontaxable	1,579	1,960	2,698
Federal funds sold and other	10,358	9,666	1,978
Total interest and dividend income	296,843	246,712	188,248
Interest expense
Deposits	90,409	70,473	16,321
Federal funds purchased and retail repurchase agreements	1,151	931	232
Federal Home Loan Bank advances	10,180	3,944	2,094
Federal Reserve Bank borrowings	1,361	4,755	—
Subordinated debt	7,580	7,591	6,771
Total interest expense	110,681	87,694	25,418
Net interest income	186,162	159,018	162,830
Provision (reversal) for credit losses	2,546	1,873	125
Net interest income after provision (reversal) for credit losses	183,616	157,145	162,705
Non-interest income
Service charges and fees	9,830	10,187	10,632
Debit card income	10,246	10,322	10,677
Mortgage banking	861	652	1,416
Increase in value of bank-owned life insurance	4,966	4,059	3,113
Net gain on acquisition and branch sales	2,131	—	962
Net gain (loss) from securities transactions	220	(51,909)	5
Other	10,568	7,560	9,152
Total non-interest income	38,822	(19,129)	35,957
Non-interest expense
Salaries and employee benefits	72,786	64,384	62,006
Net occupancy and equipment	14,371	12,325	12,223
Data processing	20,004	17,433	15,883
Professional fees	6,503	5,754	4,951
Advertising and business development	5,366	5,425	5,042
Telecommunications	2,501	1,963	1,916
FDIC insurance	2,483	2,195	1,140
Courier and postage	2,599	2,046	1,881
Free nationwide ATM cost	2,127	2,073	2,103
Amortization of core deposit intangibles	4,289	3,374	4,042
Loan expense	601	540	828
Other real estate owned and repossessed assets, net	(7,525)	617	247
Merger expenses	4,461	297	594
Other	13,591	17,175	15,524
Total non-interest expense	144,157	135,601	128,380
Income (loss) before income tax	78,281	2,415	70,282
Provision (benefit) for income taxes	15,660	(5,406)	12,594
Net income (loss) and net income (loss) allocable to common stockholders	$62,621	$7,821	$57,688
Basic earnings (loss) per share	$4.04	$0.50	$3.56
Diluted earnings (loss) per share	$4.00	$0.50	$3.51

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2024, 2023, and 2022

(Dollar amounts in thousands, except per share data)

	2024	2023	2022
Net income (loss)	$62,621	$7,821	$57,688
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	2,483	18,468	(150,377)
Reclassification for net securities (gains) losses included in net income	267	52,013	(79)
Unrealized holding gains (losses) arising during the period on cash flow hedges	1,234	3,702	(2,805)
Total other comprehensive income (loss)	3,984	74,183	(153,261)
Tax effect	(1,245)	(18,592)	37,974
Other comprehensive income (loss), net of tax	2,739	55,591	(115,287)
Comprehensive income (loss)	$65,360	$63,412	$(57,599)

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2024, 2023, and 2022

(Dollar amounts in thousands, except share and per share data)

	Common Stock				Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2021	16,760,115	$203	$478,862	$88,324	$1,776	$(68,534)	$500,631
Net income	—	—	—	57,688	—	—	57,688
Other comprehensive income/(loss), net of tax effects	—	—	—	—	(115,287)	—	(115,287)
Cash dividends - common stock, $0.36 per share	—	—	—	(5,801)	—	—	(5,801)
Dividend equivalents - restricted stock units, $0.36 per share	—	—	—	(116)	—	—	(116)
Stock-based compensation, see Note 17	624	—	3,325	—	—	—	3,325
Common stock issued upon exercise of stock options	102,309	1	2,010	—	—	—	2,011
Common stock issued under stock-based incentive plans	69,089	1	—	—	—	—	1
Common stock issued under employee stock purchase plan	28,829	—	792	—	—	—	792
Treasury stock purchases	(1,030,854)	—	—	—	—	(33,186)	(33,186)
Balance at December 31, 2022	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$410,058
Net income (loss)	—	—	—	7,821	—	—	7,821
Other comprehensive income/(loss), net of tax effects	—	—	—	—	55,591	—	55,591
Cash dividends - common stock, $0.44 per share	—	—	—	(6,819)	—	—	(6,819)
Dividend equivalents - restricted stock units, $0.44 per share	—	—	—	(91)	—	—	(91)
Stock-based compensation, see Note 17	—		3,213	—	—	—	3,213
Common stock issued upon exercise of stock options	12,829	—	203	—	—	—	203
Common stock issued under stock-based incentive plan	137,820	2	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	32,056	—	784	—	—	—	784
Treasury stock purchases	(669,166)	—	—	—	—	(17,900)	(17,900)
Balance at December 31, 2023	15,443,651	$207	$489,187	$141,006	$(57,920)	$(119,620)	$452,860
Net income (loss)	—	—	—	62,621	—	—	62,621
Other comprehensive income/(loss), net of tax effects	—	—	—	—	2,739	—	2,739
Cash dividends - common stock, $0.54 per share	—	—	—	(8,575)	—	—	(8,575)
Dividend equivalents - restricted stock units, $0.54 per share	—	—	—	(132)	—	—	(132)
Stock-based compensation, see Note 17	—		4,048	—	—	—	4,048
Common stock issued upon exercise of stock options	147,777	1	3,505	—	—	—	3,506
Common stock issued under stock-based incentive plan	102,066	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	29,465	—	726	—	—	—	726
Common stock issued with private placement, net of offering costs	2,067,240	21	86,959	—	—	—	86,980
Treasury stock purchases	(362,573)	—	—	—	—	(11,855)	(11,855)
Balance at December 31, 2024	17,427,626	$230	$584,424	$194,920	$(55,181)	$(131,475)	$592,918

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2024, 2023, and 2022
(Dollar amounts in thousands, except per share data)

	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$62,621	$7,821	$57,688
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	4,048	3,213	3,325
Depreciation	5,377	4,516	4,466
Amortization of operating lease right-of-use asset	475	604	714
Amortization of cloud computing implementation costs	138	188	188
Provision (reversal) for credit losses	2,546	1,873	125
Net amortization (accretion) of purchase valuation adjustments	(1,997)	(618)	(3,979)
Amortization (accretion) of premiums and discounts on securities	(2,480)	4,041	6,302
Amortization of intangible assets	4,408	3,518	4,186
Deferred income taxes	796	(2,435)	2,594
Federal Home Loan Bank stock dividends	(1,082)	(594)	(369)
Loss (gain) on sales and valuation adjustments on other real estate owned	(7,906)	218	80
Net loss (gain) on sales and settlements of securities	267	52,013	(79)
Change in unrealized (gains) losses on equity securities	(487)	(104)	74
Loss (gain) on disposal of premises and equipment	(66)	(103)	(41)
Loss (gain) on lease termination	—	173	—
Loss (gain) on sales of foreclosed assets	95	58	(345)
Loss (gain) on sales of loans	54	(472)	(1,085)
Originations of loans held for sale	(34,506)	(24,964)	(46,140)
Proceeds from the sale of loans held for sale	37,441	24,967	50,774
Increase in the value of bank-owned life insurance	(4,966)	(4,059)	(3,113)
Change in fair value of derivatives recognized in earnings	(95)	522	(1,477)
Gain on acquisition and branch sales	(2,131)	—	(962)
Payments on operating lease payable	(612)	(915)	(771)
Net change in:
Interest receivable	(614)	(4,867)	(2,973)
Other assets	11,224	6,166	22,466
Interest payable and other liabilities	1,297	5,767	(17,575)
Net cash provided by operating activities	73,845	76,527	74,073
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(183,909)	(510,224)	(182,036)
Purchases of held-to-maturity securities	(3,188)	(275)	(1,950)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	288,344	789,390	168,409
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	226	17	3
Net change in loans	16,236	(23,715)	(181,896)
Purchase of mortgage loans	—	—	(1,399)
Purchase of government guaranteed loans	(49,086)	(1,235)	(2,293)
Capitalized construction cost of other real estate owned	—	(562)	(12)
Purchase of premises and equipment	(8,493)	(15,575)	(3,479)
Proceeds from sale of premises and equipment	706	163	164
Proceeds from sale of foreclosed assets	928	110	29,888
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(5,863)	1,681	(3,816)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(543)	(11,855)	(4,546)
Proceeds from sale of other real estate owned	9,397	1,874	9,323
Purchase of bank-owned life insurance	(60,000)	—	—
Proceeds from bank-owned life insurance death benefits and policy surrenders	56,799	2,376	723
Net cash (paid) received from acquisition of Rockhold	60,914	—	—
Net cash (paid) received from acquisition of KansasLand bank	1,261	—	—
Net cash (paid) received from branch sale to United Bank and Trust	—	—	(22,939)
Net cash (paid) received from branch sale to High Plains Bank	—	—	(18,328)

Net cash (used in) provided by investing activities	123,729	232,170	(214,184)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(163,038)	(96,436)	(106,330)
Net change in federal funds purchased and retail repurchase agreements	(15,934)	(2,896)	(9,528)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	72,024	(138,864)	138,864
Proceeds from Federal Home Loan Bank term advances	1,200,000	1,366,091	413,973
Principal repayments on Federal Home Loan Bank term advances	(1,201,000)	(1,266,091)	(413,973)
Proceeds from Federal Reserve Bank borrowings	1,000	141,000	1,000
Principal payments on Federal Reserve Bank borrowings	(141,000)	(1,000)	(1,000)
Principal payments on bank stock loan	(691)	—	—
Proceeds from issuance of common stock, net	86,980	—	—
Proceeds from exercise of employee stock options	3,506	203	2,011
Proceeds from employee stock purchase plan	726	784	792
Purchase of treasury stock	(11,859)	(17,900)	(33,186)
Net change in contractual obligations	(15,748)	(12,303)	(2,474)
Dividends paid on common stock	(7,892)	(6,614)	(5,564)
Net cash provided by (used in) financing activities	(192,926)	(34,026)	(15,415)
Net change in cash and cash equivalents	4,648	274,671	(155,526)
Cash and cash equivalents, beginning of period	379,099	104,428	259,954
Ending cash and cash equivalents	$383,747	$379,099	$104,428
Supplemental cash flow information:
Interest paid	$116,193	$80,807	$25,803
Income taxes paid, net of refunds	6,195	3,467	1,218
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	2,656	1,086	2,369
Other real estate owned transferred from premises and equipment	1,822	—	2,210
Other repossessed assets acquired in settlement of loans	5,454	505	47
Operating leases recognized	784	690	—
Other real estate owned recorded as a result of transferring non-operational branch right-of-use-asset	—	—	2,071
Purchase of investments in tax credit structures and resulting contractual obligations	8,500	16,400	—
Total fair value of assets sold in branch sale to United Bank and Trust, net of cash	—	—	29,762
Total fair value of liabilities assumed in branch sale to United Bank and Trust	—	—	52,733
Total fair value of assets sold in branch sale to High Plains Bank, net of cash	—	—	490
Total fair value of liabilities assumed in branch sale to High Plains Bank	—	—	19,064
Total fair value of assets acquired in purchase of Rockhold, net of cash	301,018	—	—
Total fair value of liabilities assumed in purchase of Rockhold	360,632	—	—
Total fair value of assets acquired in purchase of KansasLand , net of cash	50,572	—	—
Total fair value of liabilities assumed in purchase of KansasLand	51,002	—	—

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024, 2023, and 2022

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

Non-accrual Loans: Generally, loans are designated as non-accrual when either principal or interest payments are 90 days or more past due based on contractual terms unless the loan is well secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual or charged off at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, unpaid interest credited to income is reversed against income. Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. There were no material amounts to report for interest or penalties incurred in 2024, 2023, or 2022.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Additional discussion of loss contingencies at December 31, 2024, is presented in a subsequent note.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Management determined the items reclassified are immaterial to the consolidated financial statements, taken as a whole, and did not result in a change in equity or net income for years ended December 31, 2024, 2023, and 2022.

Recent Accounting Pronouncements:

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The amendments in ASU 2024-03, update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments will require an the Company to disclose employee compensation, depreciation, and intangible amortization included in each relevant expense caption on the face of the income statement. In addition, certain amounts already required to be disclosed under other current GAAP will be disclosed in this disaggregation and a qualitative description of the remaining amounts remaining in each relevant expense caption. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoptions is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis; however, retrospective application is permitted. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, this guidance will impact the Company's financial statement disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures - Clarifying the Effective Date. The amendments in ASU 2025-01, clarify that all public entities should initially adopt the disclosure requirements of ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The transition guidance included in ASU 2024-03 is unchanged by this guidance. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, this guidance will impact the Company's financial statement disclosures.

NOTE 2 – BUSINESS COMBINATIONS

At close of business on February 9, 2024, the Company acquired 100% of the outstanding common shares of Rockhold BanCorp ("Rockhold"), the holding company of the Bank of Kirksville (“BOK”), based in Kirksville, Missouri. Results of operations of BOK were included in the Company’s results of operations beginning February 10, 2024. Acquisition-related costs associated with this acquisition were $3,420 ($2,597 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2024.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is complete. The acquisition was and expansion to the Company's current footprint in Missouri with the addition of eight branch locations in the Kirksville area.

The following table summarizes the amounts of assets acquired and liabilities assumed by BOK on February 9, 2024.

Fair value of consideration:
Cash	$44,304
$44,304
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$105,218
Available-for-sale securities	164,629
Loans	118,131
Premises and equipment	3,473
Core deposit intangibles	11,530
Other assets	3,255
Total assets acquired	406,236
Deposits	349,777
Federal funds purchased and retail repurchase agreements	8,818
Interest payable and other liabilities	2,037
Total liabilities assumed	360,632
Total identifiable net assets	45,604
Bargain purchase gain	(1,300)
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

At close of business on July 1, 2024, the Company acquired 100% of the outstanding common shares of KansasLand Bancshares, Inc. ("KansasLand"), the holding company of KansasLand Bank (“KSL”), which has two branch locations in Quinter and Americus, Kansas. Results of operations of KSL were included in the Company’s results of operations beginning July 2, 2024. Acquisition-related costs associated with this acquisition were $1,041 ($791 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2024.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is currently still on-going. The acquisition was and expansion to the Company's current footprint in Western Kansas with the addition of two branch locations.

The following table summarizes the amounts of assets acquired and liabilities assumed by KSL on July 1, 2024.

Fair value of consideration:
Cash	$100
$100
Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and due from banks	$1,361
Available-for-sale securities	20,004
Loans	27,926
Premises and equipment	372
Core deposit intangibles	506
Other assets	1,764
Total assets acquired	51,933
Deposits	42,418
Federal funds purchased and retail repurchase agreements	780
Federal Home Loan Bank advances	7,049
Bank Stock Loan	691
Interest payable and other liabilities	64
Total liabilities assumed	51,002
Total identifiable net assets	931
Bargain purchase gain	(831)
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

Non-Purchase Credit Deteriorated Loans	Loan Par Value	Fair Value Marks	Purchase Price
Commercial real estate	$163	$(14)	$149
Commercial and industrial	4,549	(258)	4,291
Residential real estate	7,053	(103)	6,950
Agricultural real estate	9,644	(387)	9,257
Agricultural	2,133	(7)	2,126
Consumer	1,524	(6)	1,518
Total non-PCD loans	$25,066	$(775)	$24,291

Purchase Credit Deteriorated Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial and industrial	109	(14)	(9)	86
Residential real estate	479	(48)	(43)	388
Agricultural real estate	3,717	(419)	(330)	2,968
Agricultural	244	(29)	(22)	193
Total PCD loans	$4,549	$(510)	$(404)	$3,635

Total Purchased Loans	Purchase Price
Non-Purchase Credit Deteriorated Loans	$24,291
Purchase Credit Deteriorated Loans	3,635
Total loans	$27,926

Assuming the Rockhold and KansasLand acquisitions would have taken place on January 1, 2023, total combined revenue would have been $226,915 for the year ended December 31, 2024, and $141,078 for the year ended December 31, 2023. Net income would have been $65,077 at December 31, 2024, and $7,518 at December 31, 2023. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former Rockhold locations are not available subsequent to the acquisition.

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

NOTE 3 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$71,173	$68	$(6,147)	$—	$65,094
U.S. Treasury securities	86,523	118	(78)	—	86,563
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	624,228	946	(36,002)	—	589,172
Private label residential mortgage-backed securities	144,971	—	(20,307)	—	124,664
Corporate	61,947	177	(3,472)	—	58,652
Small Business Administration loan pools	6,542	—	(276)	—	6,266
State and political subdivisions	83,868	27	(9,851)	—	74,044
	$1,079,252	$1,336	$(76,133)	$—	$1,004,455
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$39,103	$—	$(6,016)	$—	$33,087
U.S. Treasury securities	89,999	28	(771)	—	89,256
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	560,674	3,872	(35,403)	—	529,143
Private label residential mortgage-backed securities	161,174	—	(23,333)	—	137,841
Corporate	56,722	—	(7,039)	—	49,683
Small Business Administration loan pools	8,066	—	(339)	—	7,727
State and political subdivisions	81,458	74	(8,621)	—	72,911
	$997,196	$3,974	$(81,522)	$—	$919,648

The amortized cost and fair value of held-to-maturity securities and the related gross unrealized gains and losses were as follows.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,932	$3	$(26)	$—	$3,909
State and political subdivisions	1,285	26	(6)	—	$1,305
	$5,217	$29	$(32)	$—	$5,214
December 31, 2023
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$1,094	$3	$—	$—	$1,097
State and political subdivisions	1,115	38	—	—	1,153
	$2,209	$41	$—	$—	$2,250

The fair value and amortized cost of debt securities at December 31, 2024, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$89,422	$89,390	$—	$—
One to five years	52,916	52,734	—	—
Five to ten years	129,925	117,105	172	167
After ten years	37,790	31,390	1,113	1,138
Mortgage-backed securities	769,199	713,836	3,932	3,909
Total debt securities	$1,079,252	$1,004,455	$5,217	$5,214

The following table shows the carrying value and fair value of securities pledged as collateral, to secure public deposits, borrowings from the Federal Reserve Bank and retail purchase obligations at December 31, 2024, and December 31, 2023.

	December 31, 2024		December 31, 2023
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$732,935	$690,855	$509,010	$488,270
Federal Home Loan Bank pledging	104,888	90,406	84,421	72,293
Federal Reserve Bank borrowings	10,481	10,358	158,382	141,125
Retail repurchase agreements	49,021	45,249	51,548	47,282
Total securities pledged	$897,325	$836,868	$803,361	$748,970

The following tables show gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2024, and 2023.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$15,084	$(62)	$32,195	$(6,085)	$47,279	$(6,147)
U.S. Treasury securities	2,940	(1)	19,943	(77)	22,883	(78)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	168,783	(1,600)	268,364	(34,402)	437,147	(36,002)
Private label residential mortgage-backed securities	—	—	124,664	(20,307)	124,664	(20,307)
Corporate	1,765	(34)	47,022	(3,438)	48,787	(3,472)
Small Business Administration loan pools	3,983	(3)	2,284	(273)	6,267	(276)
State and political subdivisions	7,948	(89)	62,119	(9,762)	70,067	(9,851)
Total	$200,503	$(1,789)	$556,591	$(74,344)	$757,094	$(76,133)
December 31, 2023
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$33,087	$(6,016)	$33,087	$(6,016)
U.S. Treasury securities	—	—	19,413	(771)	19,413	(771)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	7,799	(5)	306,858	(35,398)	314,657	(35,403)
Private label residential mortgage-backed securities	—	—	137,841	(23,333)	137,841	(23,333)
Corporate	—	—	49,683	(7,039)	49,683	(7,039)
Small Business Administration loan pools	5,097	(14)	2,630	(325)	7,727	(339)
State and political subdivisions	11,386	(768)	57,326	(7,853)	68,712	(8,621)
Total	$24,282	$(787)	$606,838	$(80,735)	$631,120	$(81,522)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
December 31, 2024
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$853	$(26)	$—	$—	$853	$(26)
State and political subdivisions	167	(6)	—	—	167	(6)
Total	$1,020	$(32)	$—	$—	$1,020	$(32)
December 31, 2023
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—

The tables above present unrealized losses on available-for-sale securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of December 31, 2024, the Company held 485 available-for-sale securities in an unrealized loss position and two held-to-maturity security in an unrecognized loss position.

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

The Company's private label residential mortgage-backed exposure consists of 32 securities held by the Company and are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At December 31, 2024, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 19 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade either by a Nationally Recognized Statistical Ratings Organization ("NRSRO") or by internal review. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At December 31, 2024, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 168 positions of which 86% of the positions are rated "A" or better by a NRSRO, and 62% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At December 31, 2024, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	2024	2023	2022
Proceeds	$16,133	$490,108	$3,265
Gross gains	31	—	115
Gross losses	298	52,013	36
Income tax expense (benefit) on net realized gains (losses)	(65)	(12,740)	20

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Investments in equity securities
Accounted for at fair value through net income	$1,009	$674
Accounted for at amortized cost assessed for impairment	1,982	1,397
Total investments in stocks	2,991	2,071
Investments in partnerships
Accounted for at equity method	2,500	2,345
Accounted for at hypothetical liquidation book value	1,961	2,403
Accounted for at proportional amortization	23,498	24,296
Total investments in partnerships	27,959	29,044
Total other investments	$30,950	$31,115

The unrealized gain/(loss) for investments accounted for at fair value that were still held at the reporting period were $3, $104 and ($74) at December 31, 2024, 2023, and 2022.

The Company invests in certain qualified affordable housing projects, solar tax credits, and historic tax credits which are designated as being accounted for under proportional amortization. These investment balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments accounted for using the proportional amortization method totaled $12,067, $19,315 and $15,218 at December 31, 2024, 2023, and 2022. The Company expects to fulfill these commitments during the years 2025 through 2039.

The following table discloses the financial statement impact of tax credit investments at December 31, 2024 and 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
December 31, 2024
Investments and tax credit structures:
Included in proportional amortization	$(10,757)	$(844)	$(11,601)	$9,299
Not included in proportional amortization	$8	$210	$218	$—

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

The investments and tax credit structures that are included in proportional amortization are low income housing tax credits, historic tax credits and solar tax credits. The amortization plus the total tax benefits for these investments are recorded in the income tax expense line in the consolidated statements of income and change in other assets in the consolidated statements of cash flows. Any cash distributions received on these investments are recorded to the other non-interest income line in the consolidated statements of income and net redemptions or purchases of correspondent and miscellaneous other stock line in the consolidated statements of cash flows. The investments and tax credit structures not included in proportional amortization have the losses reported in other non-interest expense and gains/losses from regular distributions and distributions from liquidation are reported in other non-interest income consolidated statements of income. Net redemptions or purchases of these investment and tax credit structures is reported in net redemptions (purchases) of correspondent and miscellaneous other stock in the consolidated statements of cash flows. During the year ended December 31, 2022, the Company recognized amortization expense of low income housing tax credits of $1,953, which was included in pretax income on the consolidated statements of income. The amortization expense for the year ended December 31, 2024, and 2023 is included in the table above in the investment amortization included in income tax expense. Additionally, during the years ended December 31, 2024, 2023, and 2022 the Company recognized tax credits from its investment in affordable housing tax credits of $1,793, $1,327 and $906.

Contingent contributions for investment tax credit structures not subject to proportional amortization were zero and $4 for the years ended December 31, 2024, and 2023.

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

The following table reconciles the outstanding balance of loans at December 31, 2024 and 2023.

	2024	2023
Net loan balance	$3,504,218	$3,333,689
Loan origination fees and expenses	(848)	(1,375)
Merger fair value adjustments	(6,300)	(3,650)
Hedge fair market value adjustments	(1,658)	(1,826)
Purchased premium and discounts	5,404	6,063
Total	$3,500,816	$3,332,901

The following table lists categories of loans at December 31, 2024 and 2023.

	2024	2023
Commercial real estate	$1,830,514	$1,759,855
Commercial and industrial	658,865	598,327
Residential real estate	566,766	556,328
Agricultural real estate	267,248	196,114
Agricultural	87,339	118,587
Consumer	90,084	103,690
Total loans	3,500,816	3,332,901
Allowance for credit losses	(43,267)	(43,520)
Net loans	$3,457,549	$3,289,381

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During 2024 and 2023 the Company did not purchase any pools of residential loans. As of December 31, 2024, and 2023, residential real estate loans include $274,922 and $299,448 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During 2024 and 2023, the Company purchased $49,086 and $1,235 in loans guaranteed by governmental agencies.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $4,659 and $2,424 with related loans of $252,309 and $209,662 at December 31, 2024, and 2023.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $329 and $387 at December 31, 2024, and 2023.

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

The following tables present the activity in the allowance for credit losses by class for the years ended December 31, 2024, 2023, and 2022.

December 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Provision (reversal) for credit losses	1,525	(1,290)	681	1,464	(859)	1,025	2,546
Initial PCD on Acquired loans	—	128	227	330	306	9	1,000
Loans charged-off	(97)	(3,185)	(183)	(100)	(28)	(1,023)	(4,616)
Recoveries	44	398	44	92	25	214	817
Total ending allowance balance	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Provision (reversal) for credit losses	(3,330)	6,703	(806)	945	(1,509)	(130)	1,873
Loans charged-off	(20)	(3,791)	(80)	(54)	(108)	(901)	(4,954)
Recoveries	95	91	62	8	155	343	754
Total ending allowance balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520

December 31, 2022	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance	$22,478	$12,248	$5,560	$2,235	$3,756	$2,088	$48,365
Provision (reversal) for credit losses	(4,554)	3,293	3,104	(1,389)	(1,264)	935	125
Loans charged-off	(1,297)	(857)	(99)	(35)	(46)	(1,009)	(3,343)
Recoveries	104	267	43	8	11	267	700
Total ending allowance balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on impairment method as of December 31, 2024, and 2023.

December 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,053	$1,618	$1,167	$701	$147	$201	$4,887
Collectively evaluated for credit losses	13,895	12,387	7,386	2,803	292	1,617	38,380
Total	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Loan Balance:
Individually evaluated for credit losses	$7,854	$8,593	$4,996	$5,839	$1,740	$871	$29,893
Collectively evaluated for credit losses	1,822,660	650,272	561,770	261,409	85,599	89,213	3,470,923
Total	$1,830,514	$658,865	$566,766	$267,248	$87,339	$90,084	$3,500,816

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$582	$1,644	$1,113	$674	$598	$154	$4,765
Collectively evaluated for credit losses	12,894	16,310	6,671	1,044	397	1,439	38,755
Total	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Loan Balance:
Individually evaluated for credit losses	$6,031	$5,498	$7,495	$4,672	$3,598	$669	$27,963
Collectively evaluated for credit losses	1,753,824	592,829	548,833	191,442	114,989	103,021	3,304,938
Total	$1,759,855	$598,327	$556,328	$196,114	$118,587	$103,690	$3,332,901

The following table presents information related to non-accrual loans at December 31, 2024.

December 31, 2024	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,068	$3,068	$—	$3,542	$104
Commercial and industrial	—	—	—	398	—
Residential real estate	19	—	—	—	1
Agricultural real estate	2,490	2,014	—	2,009	140
Agricultural	—	—	—	109	—
Consumer	31	—	—	—	—
Subtotal	5,608	5,082	—	6,058	245
With an allowance recorded:
Commercial real estate	4,719	4,390	1,015	3,382	105
Commercial and industrial	12,424	7,798	1,482	6,760	164
Residential real estate	5,260	4,670	1,145	5,011	40
Agricultural real estate	5,594	3,737	697	3,520	10
Agricultural	953	592	73	1,390	6
Consumer	846	781	187	706	22
Subtotal	29,796	21,968	4,599	20,769	347
Total	$35,404	$27,050	$4,599	$26,827	$592

The above table presents interest income for the twelve months ended December 31, 2024. Interest income recognized in the above table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

The following table presents information related to non-accrual loans at December 31, 2023.

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

The following table presents the amount of non-accrual interest income written off for the twelve months ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Commercial real estate	$227	$115	$87
Commercial and industrial	405	309	226
Residential real estate	55	277	30
Agricultural real estate	203	6	5
Agricultural	103	2	6
Consumer	16	10	11
Total	$1,009	$719	$365

The following tables present the aging of the recorded investment in past due loans as of December 31, 2024 and 2023, by portfolio and class of loans.

December 31, 2024	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$3,502	$2,030	$156	$7,458	$1,817,368	$1,830,514
Commercial and industrial	1,314	644	25	7,798	649,084	658,865
Residential real estate	2,396	634	—	4,670	559,066	566,766
Agricultural real estate	457	312	—	5,751	260,728	267,248
Agricultural	411	80	—	592	86,256	87,339
Consumer	666	196	—	781	88,441	90,084
Total	$8,746	$3,896	$181	$27,050	$3,460,943	$3,500,816

December 31, 2023	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$2,397	$198	$189	$5,447	$1,751,624	$1,759,855
Commercial and industrial	1,853	2,713	71	5,041	588,649	598,327
Residential real estate	1,444	676	—	7,251	546,957	556,328
Agricultural real estate	949	—	—	4,214	190,951	196,114
Agricultural	559	65	19	2,470	115,474	118,587
Consumer	443	118	—	603	102,526	103,690
Total	$7,645	$3,770	$279	$25,026	$3,296,181	$3,332,901

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

The following table lists allowance for credit losses on off-balance sheet credit exposures as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Commercial real estate	$188	$285
Commercial and industrial	1,170	1,053
Residential real estate	69	35
Agricultural real estate	1	2
Agricultural	12	3
Consumer	2	247
Total	$1,442	$1,625

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

Based on the most recent analysis performed, the risk category of loans by type and year of origination, at December 31, 2024, is as follows.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$332,078	$191,947	$337,048	$162,180	$148,732	$166,614	$474,324	$855	$1,813,778
Special Mention	331	—	103	—	—	378	497	—	1,309
Substandard	795	459	3,693	3,499	365	6,277	339	—	15,427
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$333,204	$192,406	$340,844	$165,679	$149,097	$173,269	$475,160	$855	$1,830,514
Commercial and industrial
Risk rating
Pass	$114,421	$78,335	$69,294	$32,227	$53,119	$16,902	$261,227	$994	$626,519
Special Mention	121	—	160	18	—	870	131	—	1,300
Substandard	8,256	8,189	315	274	1,113	1,592	10,563	667	30,969
Doubtful	—	—	—	—	—	77	—	—	77
Total commercial and industrial	$122,798	$86,524	$69,769	$32,519	$54,232	$19,441	$271,921	$1,661	$658,865
Residential real estate
Risk rating
Pass	$25,981	$33,933	$35,687	$260,180	$7,622	$130,242	$66,981	$572	$561,198
Special Mention	—	—	—	—	—	300	72	—	372
Substandard	—	195	253	403	123	3,370	807	45	5,196
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$25,981	$34,128	$35,940	$260,583	$7,745	$133,912	$67,860	$617	$566,766
Agricultural real estate
Risk rating
Pass	$52,369	$16,936	$24,551	$11,468	$20,508	$36,834	$95,410	$277	$258,353
Special Mention	1,541	—	151	—	—	138	595	—	2,425
Substandard	—	2,054	56	571	76	3,659	54	—	6,470
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$53,910	$18,990	$24,758	$12,039	$20,584	$40,631	$96,059	$277	$267,248
Agricultural
Risk rating
Pass	$15,428	$4,045	$5,364	$2,576	$3,674	$1,308	$53,757	$49	$86,201
Special Mention	—	—	—	—	—	32	—	—	32
Substandard	45	185	19	274	404	36	143	—	1,106
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$15,473	$4,230	$5,383	$2,850	$4,078	$1,376	$53,900	$49	$87,339
Consumer
Risk rating
Pass	$35,412	$17,503	$14,157	$5,765	$2,732	$2,724	$11,007	$—	$89,300
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	13	234	289	170	43	35	—	—	784
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$35,425	$17,737	$14,446	$5,935	$2,775	$2,759	$11,007	$—	$90,084
Total loans
Risk rating
Pass	$575,689	$342,699	$486,101	$474,396	$236,387	$354,624	$962,706	$2,747	$3,435,349
Special Mention	1,993	—	414	18	—	1,718	1,295	—	5,438
Substandard	9,109	11,316	4,625	5,191	2,124	14,969	11,906	712	59,952
Doubtful	—	—	—	—	—	77	—	—	77
Total loans	$586,791	$354,015	$491,140	$479,605	$238,511	$371,388	$975,907	$3,459	$3,500,816

The risk category of loans by type and year of origination, at December 31, 2023, is as follows.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$212,229	$379,233	$253,837	$179,935	$75,472	$186,073	$461,346	$753	$1,748,878
Special Mention	257	—	119	—	—	399	—	—	775
Substandard	84	2,501	3,481	256	1,463	2,336	81	—	10,202
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$212,570	$381,734	$257,437	$180,191	$76,935	$188,808	$461,427	$753	$1,759,855
Commercial and industrial
Risk rating
Pass	$128,598	$110,817	$54,416	$49,557	$29,931	$7,293	$204,237	$1,780	$586,629
Special Mention	—	—	15	—	—	992	—	—	1,007
Substandard	1,317	468	230	2,922	237	2,171	3,346	—	10,691
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$129,915	$111,285	$54,661	$52,479	$30,168	$10,456	$207,583	$1,780	$598,327
Residential real estate
Risk rating
Pass	$35,040	$29,766	$277,611	$5,183	$12,506	$130,144	$57,699	$1,065	$549,014
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	—	213	187	22	156	1,960	4,710	66	7,314
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$35,040	$29,979	$277,798	$5,205	$12,662	$132,104	$62,409	$1,131	$556,328
Agricultural real estate
Risk rating
Pass	$22,368	$26,762	$17,987	$18,551	$10,653	$20,039	$74,010	$289	$190,659
Special Mention	903	158	—	—	—	164	605	—	1,830
Substandard	40	—	24	—	101	3,423	37	—	3,625
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$23,311	$26,920	$18,011	$18,551	$10,754	$23,626	$74,652	$289	$196,114
Agricultural
Risk rating
Pass	$12,424	$7,363	$4,815	$7,148	$1,385	$3,809	$78,285	$55	$115,284
Special Mention	—	—	—	—	—	33	9	—	42
Substandard	39	10	464	629	1,861	52	206	—	3,261
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$12,463	$7,373	$5,279	$7,777	$3,246	$3,894	$78,500	$55	$118,587
Consumer
Risk rating
Pass	$47,019	$24,620	$10,384	$4,841	$1,281	$2,885	$12,035	$1	$103,066
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	50	241	163	98	49	23	—	—	624
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$47,069	$24,861	$10,547	$4,939	$1,330	$2,908	$12,035	$1	$103,690
Total loans
Risk rating
Pass	$457,678	$578,561	$619,050	$265,215	$131,228	$350,243	$887,612	$3,943	$3,293,530
Special Mention	1,160	158	134	—	—	1,588	614	—	3,654
Substandard	1,530	3,433	4,549	3,927	3,867	9,965	8,380	66	35,717
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$460,368	$582,152	$623,733	$269,142	$135,095	$361,796	$896,606	$4,009	$3,332,901

The following table discloses the charge-off and recovery activity by loan type and year of origination at December 31, 2024.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$(17)	$—	$—	$—	$(80)	$—	$(97)
Gross recoveries	—	—	8	—	1	34	1	—	44
Net charge-offs	$—	$—	$(9)	$—	$1	$34	$(79)	$—	$(53)
Commercial and industrial
Gross charge-offs	$—	$(31)	$(360)	$(176)	$(486)	$(839)	$(1,293)	$—	$(3,185)
Gross recoveries	—	—	247	13	21	56	59	2	398
Net charge-offs	$—	$(31)	$(113)	$(163)	$(465)	$(783)	$(1,234)	$2	$(2,787)
Residential real estate
Gross charge-offs	$—	$—	$(134)	$(2)	$—	$(21)	$(26)	$—	$(183)
Gross recoveries	—	—	—	1	—	39	4	—	44
Net charge-offs	$—	$—	$(134)	$(1)	$—	$18	$(22)	$—	$(139)
Agricultural real estate
Gross charge-offs	$—	$—	$(11)	$(12)	$(1)	$(76)	$—	$—	$(100)
Gross recoveries	4	—	10	—	—	78	—	—	92
Net charge-offs	$4	$—	$(1)	$(12)	$(1)	$2	$—	$—	$(8)
Agricultural
Gross charge-offs	$—	$(2)	$(25)	$(1)	$—	$—	$—	$—	$(28)
Gross recoveries	—	1	22	1	1	—	—	—	25
Net charge-offs	$—	$(1)	$(3)	$—	$1	$—	$—	$—	$(3)
Consumer
Gross charge-offs	$(206)	$(105)	$(216)	$(183)	$(49)	$(191)	$(73)	$—	$(1,023)
Gross recoveries	8	10	19	34	10	122	11	—	214
Net charge-offs	$(198)	$(95)	$(197)	$(149)	$(39)	$(69)	$(62)	$—	$(809)
Total loans
Gross charge-offs	$(206)	$(138)	$(763)	$(374)	$(536)	$(1,127)	$(1,472)	$—	$(4,616)
Gross recoveries	12	11	306	49	33	329	75	2	817
Net charge-offs	$(194)	$(127)	$(457)	$(325)	$(503)	$(798)	$(1,397)	$2	$(3,799)

The following table discloses the charge-off and recovery activity by loan type and year of origination at December 31, 2023.

December 31, 2023	2023	2022	2021	2020	2019	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$—	$—	$(11)	$(9)	$—	$—	$(20)
Gross recoveries	—	63	—	—	—	32	—	—	95
Net charge-offs	$—	$63	$—	$—	$(11)	$23	$—	$—	$75
Commercial and industrial
Gross charge-offs	$(10)	$(226)	$(22)	$(18)	$(2)	$(25)	$(3,488)	$—	$(3,791)
Gross recoveries	—	32	—	15	—	10	34	—	91
Net charge-offs	$(10)	$(194)	$(22)	$(3)	$(2)	$(15)	$(3,454)	$—	$(3,700)
Residential real estate
Gross charge-offs	$—	$—	$—	$—	$(14)	$(62)	$(4)	$—	$(80)
Gross recoveries	—	—	—	—	—	62	—	—	62
Net charge-offs	$—	$—	$—	$—	$(14)	$—	$(4)	$—	$(18)
Agricultural real estate
Gross charge-offs	$—	$—	$—	$—	$—	$(4)	$(50)	$—	$(54)
Gross recoveries	—	—	—	—	—	8	—	—	8
Net charge-offs	$—	$—	$—	$—	$—	$4	$(50)	$—	$(46)
Agricultural
Gross charge-offs	$—	$—	$(107)	$—	$—	$(1)	$—	$—	$(108)
Gross recoveries	—	—	—	—	—	155	—	—	155
Net charge-offs	$—	$—	$(107)	$—	$—	$154	$—	$—	$47
Consumer
Gross charge-offs	$(240)	$(168)	$(120)	$(58)	$(51)	$(186)	$(78)	$—	$(901)
Gross recoveries	20	53	58	22	24	152	14	—	343
Net charge-offs	$(220)	$(115)	$(62)	$(36)	$(27)	$(34)	$(64)	$—	$(558)
Total loans
Gross charge-offs	$(250)	$(394)	$(249)	$(76)	$(78)	$(287)	$(3,620)	$—	$(4,954)
Gross recoveries	20	148	58	37	24	419	48	—	754
Net charge-offs	$(230)	$(246)	$(191)	$(39)	$(54)	$132	$(3,572)	$—	$(4,200)

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at December 31, 2024, and 2023, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2024 and 2023, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

December 31, 2024	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$1,515	$—	$9,933	$11,448	0.63%
Commercial and industrial	3,667	2,470	—	1,736	7,873	1.19%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	3,222	—	—	3,222	1.21%
Agricultural	—	1,641	—	168	1,809	2.07%
Consumer	—	—	—	—	—	0.00%
Total	$3,667	$8,848	$—	$11,837	$24,352	0.70%

December 31, 2023	Payment Delay	Term Extension	Combination Rate Change and Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$3,547	$3,547	0.20%
Commercial and industrial	—	1,433	—	11,492	12,925	2.16%
Residential real estate	—	—	—	12	12	0.00%
Agricultural real estate	—	858	—	1,098	1,956	1.00%
Agricultural	122	—	—	421	543	0.46%
Consumer	—	—	21	—	21	0.02%
Total	$122	$2,291	$21	$16,570	$19,004	0.57%

At December 31, 2024, and 2023, there were $1,145 and $849 in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended December 31, 2024, and 2023.

December 31, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$643	$643
Commercial and industrial	393	2,967	617	3,977
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$393	$2,967	$1,260	$4,620

December 31, 2023	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$258	$—	$—	$258
Commercial and industrial	—	211	—	211
Residential real estate	—	—	11	11
Agricultural real estate	—	—	—	—
Agricultural	122	—	—	122
Consumer	21	—	—	21
Total	$401	$211	$11	$623

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2024, and 2023.

December 31, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.41
Commercial and industrial	—	—%	0.70
Residential real estate	—	—%	—
Agricultural real estate	—	—%	5.16
Agricultural	—	—%	0.80
Consumer	—	—%	—
Total loans	$—	—%	1.24

December 31, 2023	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.36
Commercial and industrial	2,254	—%	1.05
Residential real estate	—	—%	3.42
Agricultural real estate	—	—%	0.85
Agricultural	—	—%	0.58
Consumer	—	—%	2.16
Total loans	$2,254	—%	0.81

NOTE 5 – OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Changes in other real estate owned and other repossessed assets for the years ended December 31, 2024 and 2023 were as follows.

December 31, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of year	$1,833	$380	$2,213
Transfers in	4,478	5,454	9,932
Net (loss) gain on sales	8,688	(95)	8,593
Proceeds from sales	(9,397)	(928)	(10,325)
	5,602	4,811	10,413
Additions to valuation reserve	(829)	—	(829)
Capitalized cost	—	—	—
Lease termination	—	—	—
Right-of-use asset amortization	—	—	—
Recorded investment	$4,773	$4,811	$9,584

December 31, 2023	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of year	$4,409	$46	$4,455
Transfers in	1,086	505	1,591
Net (loss) gain on sales	(78)	(61)	(139)
Proceeds from sales	(1,874)	(110)	(1,984)
	3,543	380	3,923
Additions to valuation reserve	(201)	—	(201)
Capitalized cost	562	—	562
Lease termination	(1,852)	—	(1,852)
Right-of-use asset amortization	(219)	—	(219)
Recorded investment	$1,833	$380	$2,213

Expenses related to other real estate owned and other repossessed assets for the years ended December 31, 2024, 2023, and 2022 were as follows.

December 31, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(8,688)	$95	$(8,593)
Gain on initial valuation of collateral	(47)	—	(47)
Provision for unrealized losses	829	—	829
Operating expenses, net of rental income	169	117	286
Total	$(7,737)	$212	$(7,525)

December 31, 2023	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$78	$61	$139
Gain on initial valuation of collateral	(61)	(3)	(64)
Provision for unrealized losses	201	—	201
Operating expenses, net of rental income	324	17	341
Total	$542	$75	$617

December 31, 2022	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(260)	$(345)	$(605)
Gain on initial valuation of collateral	(162)	—	(162)
Provision for unrealized losses	502	—	502
Operating expenses, net of rental income	509	3	512
Total	$589	$(342)	$247

The balance of other real estate owned includes $134 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2024, and $133 at December 31, 2023. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $553 at December 31, 2024, and $1,404 at December 31, 2023. Included in the other real estate owned balance at December 31, 2024 and 2023, is $2,141 and $1,061 related to closed bank locations transferred from premises and equipment.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows.

	2024	2023
Land	$21,104	$21,161
Buildings and improvements	101,513	96,204
Furniture, fixtures and equipment	34,003	30,582
	156,620	147,947
Less: accumulated depreciation	(39,488)	(35,315)
Premises and equipment, net	$117,132	$112,632

At December 31, 2024, the Company had lease liabilities totaling $3,601 and right-of-use assets totaling $3,600 related to operating leases. At December 31, 2023, the Company had lease liabilities totaling $3,307 and right-of-use assets totaling $3,291 related to operating leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

December 31, 2024	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,600	$3,601	12.5	3.29%
Total operating leases	$3,600	$3,601	12.5	3.29%

December 31, 2023	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating leases
Land and building leases	$3,291	$3,307	14.8	3.00%
Total operating leases	$3,291	$3,307	14.8	3.00%

During 2023, the Company terminated two leases with a right-of-use asset balance of $2,051, lease liability of $2,062 and fees paid of $184, resulting in a loss of $173.

Operating lease costs are listed below.

	2024	2023	2022
Operating lease cost	$597	$745	$844
Short-term lease cost	—	—	—
Variable lease cost	79	110	59
Total operating lease cost	$676	$855	$903

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the periods ended December 31, 2024 or 2023.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability as of December 31, 2024, is listed below.

Lease payments
Due in one year or less	$578
Due after one year through two years	623
Due after two years through three years	561
Due after three years through four years	435
Due after four years through five years	243
Thereafter	1,993
Total undiscounted cash flows	4,433
Discount on cash flows	(832)
Total	$3,601

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

As of December 31, 2024, and December 31, 2023, management conducted a qualitative evaluation of current economic conditions, Company performance, stock price and other pertinent factors, finally concluding that no goodwill impairment is warranted at this time.

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2024 and 2023, were as follows.

	Goodwill	Core Deposit
Balance as of January 1, 2023	$53,101	$10,596
Sold in acquisition	—	—
Amortization	—	(3,374)
Balance as of December 31, 2023	53,101	7,222
Acquired in acquisition	—	12,036
Amortization	—	(4,289)
Balance as of December 31, 2024	$53,101	$14,969

Estimated core deposit intangibles amortization expense for each of the following five years and thereafter is listed in the following table.

Expensed in one year or less	$3,794
Expensed after one year through two years	2,942
Expensed after two years through three years	2,244
Expensed after three years through four years	1,638
Expensed after four years through five years	1,259
Thereafter	3,092
Total	$14,969

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At December 31, 2024, the portfolio of interest rate swaps had a weighted average maturity of 5.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 7.70%. At December 31, 2023, the portfolio of interest rate swaps had a weighted average maturity of 6.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 8.50%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes and Federal Home Loan Bank advance interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at December 31, 2024 and 2023.

	December 31, 2024			December 31, 2023
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	10.7	2.81%	7.01%	11.7	2.80%	7.43%
Variable rate FHLB advance hedges	1.2	3.58%	4.42%	2.2	3.58%	5.35%
Prime based receivable loan hedges	—	—%	—%	0.2	8.50%	5.60%
Total cash flow hedges	1.9	3.54%	4.60%	1.4	6.43%	5.56%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans. Neither swap is designated as a hedge and both are marked to market through earnings. Through prior acquisitions, the Company obtained swap agreements with counterparties designed to offset the economic impact of fixed-rate loans. These swaps did not have corresponding agreements with the borrowers. At December 31, 2024, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, weighed average pay rate of 6.72% and a weighted average rate received of 6.85%. At December 31, 2023, this portfolio of interest rate swaps had a weighted average maturity of 4.6 years, a weighted average pay rate of 8.31% and a weighted average rate received of 8.46%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2024, and December 31, 2023.

	December 31, 2024			December 31, 2023
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,503	$1,465	$—	$15,461	$1,580	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	107,500	2,753	—	257,500	1,976	631
Total derivatives designated as hedging relationships	122,003	4,218	—	272,961	3,556	631
Derivatives not designated as hedging instruments:
Interest rate swaps	143,831	3,837	3,546	180,911	3,446	3,025
Total derivatives not designated as hedging instruments	143,831	3,837	3,546	180,911	3,446	3,025
Total	$265,834	8,055	3,546	$453,872	7,002	3,656
Cash collateral		—	7,270		—	5,952
Netting adjustments		(7,173)	(7,173)		(6,406)	(6,406)
Net amount presented in balance sheet		$882	$3,643		$596	$3,202

The table below lists designated and qualifying hedged items in fair value hedges at December 31, 2024, and December 31, 2023.

	December 31, 2024			December 31, 2023
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$14,985	$(1,658)	$(399)	$15,795	$(1,826)	$(446)
Total	$14,985	$(1,658)	$(399)	$15,795	$(1,826)	$(446)

The following table shows net gains or losses on derivatives and hedging activities for the years ended December 31, 2024, 2023, and 2022.

	2024	2023	2022
Derivatives designated as hedging instruments:
Interest rate swaps	$18	$(17)	$150
Total net gains (losses) related to derivatives designated as hedging instruments	18	(17)	150
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—
Total net gains (losses) related to derivatives designated as cash flow hedges	—	—	—
Total net gain (loss) related to hedging relationships	18	(17)	150
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	314	227	1,729
Total net gains (losses) related to derivatives not designated as hedging instruments	314	227	1,729
Net gains (losses) on derivatives and hedging activities	$332	$210	$1,879

The following table shows the recorded net gains or losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2024, 2023, and 2022.

	December 31, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(103)	$121	$18	$612
Total	$(103)	$121	$18	$612

	December 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(508)	$525	$17	$717
Total	$(508)	$525	$17	$717

	December 31, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$2,747	$(2,597)	$150	$(246)
Total	$2,747	$(2,597)	$150	$(246)

The following table shows the recorded net gains or losses on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2024, 2023 and 2022.

	December 31, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$1,157	$876	$(1,267)
FHLB Advance hedges	(116)	(86)	1,580
Subordinated note hedges	193	152	340
Total	$1,234	$942	$653

	December 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$3,164	$2,376	$(3,942)
FHLB advance hedges	684	517	1,246
Subordinated note hedges	(146)	(105)	246
Total	$3,702	$2,788	$(2,450)

	December 31, 2022
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$(4,323)	$(3,252)	$217
FHLB advance hedges	—	—	—
Subordinated note hedges	1,518	1,141	72
Total	$(2,805)	$(2,111)	$289

NOTE 9 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $335,565 and $196,767 as of December 31, 2024 and 2023.

At December 31, 2024 and 2023, Insured Cash Sweep (“ICS”) reciprocal demand deposits of $469,551 and $382,613 were included in the Company’s interest bearing deposits. Also included in savings and money market deposits are $100,596 and $230,750 of ICS reciprocal money market deposits. ICS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC coverage on the entire deposit.

At December 31, 2024 and 2023, Certificate of Deposit Account Registry Services (“CDARS”) deposits of $35,393 and $21,841 were included in the Company’s time deposit balance. Of the CDARS deposits at December 31, 2024 and 2023, $35,393 and $21,841 were reciprocal customer funds placed in the CDARS program. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table lists reciprocal and brokered deposits included in total deposits categorized by type.

	December 31, 2024	December 31, 2023
Interest bearing demand
Reciprocal	$469,551	$382,613
Non-reciprocal brokered	75,115	1
Total interest-bearing demand	544,666	382,614
Savings and money market
Reciprocal	100,596	230,750
Total saving and money market	100,596	230,750
Time
Reciprocal	35,393	21,841
Non-reciprocal brokered	49,998	199,940
Total time	85,391	221,781
Total reciprocal and brokered deposits	$730,653	$835,145

At December 31, 2024, the scheduled maturities of time deposits are as follows.

Due in one year or less	$630,199
Due after one year through two years	80,170
Due after two years through three years	20,175
Due after three years through four years	2,507
Due after four years through five years	3,158
Thereafter	318
Total	$736,527

NOTE 10 – BORROWINGS

Federal Funds Purchased and Retail Repurchase Agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2024 and 2023.

	2024	2023
Federal funds purchased	$—	$—
Retail repurchase agreements	$37,247	$43,582

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $45,249 and $47,282 at December 31, 2024 and 2023. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2024 and 2023.

	2024	2023
Average daily balance during the period	$39,791	$43,469
Average interest rate during the period	1.89%	1.43%
Maximum month-end balance during the period	$47,312	$46,798
Weighted average interest rate at period-end	1.74%	1.69%

Federal Home Loan Bank advances

The Federal Home Loan Bank advances as of December 31, 2024, and 2023 were as follows.

	2024	2023
Federal Home Loan Bank line of credit advances	$78,073	$—
Federal Home Loan Bank fixed-rate term advances	100,000	100,000
Total Federal Home Loan Bank advances	$178,073	$100,000

At December 31, 2024 and 2023, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $118,326 and $39,922. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $885,128 and securities of $79,417 for a total of $964,545 at December 31, 2024, and qualifying loans of $846,601 and securities of $65,209 for a total of $911,810 at December 31, 2023. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $667,092 and $770,711 at December 31, 2024 and 2023.

Federal Reserve Bank Borrowings

At December 31, 2024 and 2023, the Company had a borrowing capacity of $648,183 and $471,569, for which the Company has pledged loans with an outstanding balance of $852,957 and $394,810 and securities with a fair value of $9,070 and $155,934. At December 31, 2023 there was $140,000 in borrowings secured from this facility under the Federal Reserve's Bank Term Funding Program with a rate of 4.38% and a maturity date of March 22, 2024. The Company repaid this borrowing at maturity and there were no outstanding borrowings at December 31, 2024.

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

The loan was renewed and amended on February 10, 2024, with the same terms as the previous renewal and a new maturity date of February 10, 2025. The maximum borrowing amount at December 31, 2024, was $25,000.

There were no bank stock loan advances as of December 31, 2024, or December 31, 2023.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. For the twelve months ended December 31, 2024, the Company was in compliance with all terms of the borrowing facility. For the twelve months ended December 31, 2023, the Company failed to satisfy the return on assets ratio covenant set forth in the terms of the borrowing facility.

NOTE 11 – SUBORDINATED DEBT

The following table lists outstanding subordinated debt as of December 31, 2024 and 2023.

	2024	2023
Subordinated debentures	$23,946	$23,594
Subordinated notes	73,531	73,327
Total	$97,477	$96,921

Subordinated Debentures

In conjunction with the 2012 acquisition of First Community Bancshares, Inc. (FCB), the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII”, respectively).

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2024 and 2023. The trust preferred securities issued by CTII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 2.00%; however, on July 12, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 2.00% on the stated liquidation amount of the trust preferred securities. As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTII. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

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

The Company recorded debentures at an estimated fair value of $8,270, $4,187 and $7,732 as part of the acquisitions of FCB,CFBI and ASBSTI. The initial fair value adjustments will be amortized against earnings on a prospective basis.

At December 31, 2024 and 2023, the contractual balance and the unamortized fair value adjustments were as shown below.

	2024			2023
		Weighted Average Rate	Weighted Average Term in Years		Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.92%	10.3	$10,310	7.66%	11.3
CTIII subordinated debentures	5,155	6.51%	12.5	5,155	7.54%	13.5
CFSTI subordinated debentures	5,155	7.84%	8.0	5,155	8.87%	9.0
ASBII subordinated debentures	7,732	6.42%	10.7	7,732	7.45%	11.7
Total contractual balance	28,352			28,352
Fair market value adjustments	(4,406)			(4,758)
Total subordinated debentures	$23,946			$23,594

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

Subordinated notes as of December 31, 2024, and December 31, 2023, are listed below.

	December 31, 2024			December 31, 2023
		Weighted Average Rate	Weighted Average Term in Years		Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	5.5	$75,000	7.00%	6.5
Total principal outstanding	75,000			75,000
Debt issuance cost	(1,469)			(1,673)
Total subordinated notes	$73,531			$73,327

Subordinated notes are included in Tier 2 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

Future Principal Repayments

Future principal repayments of the December 31, 2024, outstanding balances for all borrowings are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	FRB Borrowings	Total
Due in one year or less	$37,246	$178,073	$—	$—	$—	$215,319
Due after one year through two years	—	—	—	—	—	—
Due after two years through three years	—	—	—	—	—	—
Due after three years through four years	—	—	—	—	—	—
Due after four years through five years	—	—	—	—	—	—
Thereafter	—	—	23,946	73,531	—	97,477
Total	$37,246	$178,073	$23,946	$73,531	$—	$312,796

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. There were no shares of preferred stock outstanding at December 31, 2024, 2023, or 2022.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

On December 2, 2024, the Company entered into an underwriting agreement in connection with the registered private offering of 1,797,600 shares of the Company's Class A common stock at a price of $44.50 per share, including the underwriters' option to purchase 269,640 additional shares of Class A common stock, with an underwriter discount price of $27.44 per share. On December 4, 2024, the company issued and sold 2,067,240 shares of its Class A common stock pursuant to the underwriting agreement, which included the exercise in full of the underwriters' option to purchase additional shares of Class A common stock. The net proceeds to the Company from the common stock offering after deducting underwriting discounts and offering expenses payable by the Company, were approximately $87.4 million.

At December 31, 2024 and 2023, the following table presents shares that were issued and were held in treasury or were outstanding.

	2024	2023
Class A common stock – issued	22,807,163	20,460,615
Class A common stock – held in treasury	(5,379,537)	(5,016,964)
Class A common stock – outstanding	17,427,626	15,443,651
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

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

In July of 2023, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 1, 2023, and concluding September 30, 2024. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Under this program, during the years ended December 2024 and 2023, the company repurchased a total of 362,573 shares of the Company's outstanding common stock at an average price paid of $32.71 per share. At September 30, 2024 there were 637,427 shares remaining under the program that expired.

In September of 2024, the Company's Board of Directors approved a share repurchase plan for up to 1,000,0000 shares of outstanding common stock beginning on October 1, 2024, and concluding on September 30, 2025. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received October 7, 2024. No shares were repurchased under this program during 2024.

Accumulated Other Comprehensive Income (Loss)

For the years ended December 31, 2024 and December 31, 2023, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

During 2024, 2023, and 2022, there were $(267), $(52,013) and $79 of gains/(losses) reclassified from accumulated other comprehensive income to net gains on sales of and settlement of securities within the consolidated statements of income.

Components of accumulated other comprehensive income as of December 31, 2024 and 2023, were as follows.

	Available -for-Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
December 31, 2024
Net unrealized or unamortized gains (losses)	$(74,797)	$2,073	$(72,724)
Tax effect	18,041	(498)	17,543
	$(56,756)	$1,575	$(55,181)
December 31, 2023
Net unrealized or unamortized gains (losses)	$(77,548)	$839	$(76,709)
Tax effect	18,995	(206)	18,789
	$(58,553)	$633	$(57,920)

NOTE 13 – INCOME TAXES

Income tax expense for the year ended December 31, 2024, 2023, and 2022 is listed in the following table

	2024	2023	2022
Current income tax expense
Federal	$13,847	$(3,072)	$6,679
State	1,017	101	3,321
Total current income tax expense	14,864	(2,971)	10,000
Deferred income tax expense (benefit)
Federal	2,703	(2,349)	2,197
State	(1,907)	(86)	397
Total deferred income tax expense (benefit)	796	(2,435)	2,594
Total income tax expense	$15,660	$(5,406)	$12,594

A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2024, 2023, and 2022) to the Company’s actual income tax expense for the year ended December 31, 2024, 2023, and 2022 is shown below.

	2024	2023	2022
Computed at the statutory rate	$16,439	$507	$14,759
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	364	(517)	2,665
Tax-exempt interest	(332)	(412)	(749)
Non-taxable life insurance income	(1,043)	(852)	(654)
Non-deductible expenses	426	814	258
Share-based payments	(477)	2	(200)
Federal tax credits	(92)	(3,715)	(4,330)
Investments reported under proportional amortization method	(1,441)	(1,253)	—
Bargain purchase gain	(448)	—	—
Change in valuation allowance	(1,410)	98	354
Other	316	171	491
Non-deductible transactions costs	56	62	—
Captive insurance company	(273)	(311)	—
BOLI surrender	3,575	—	—
Income tax expense	$15,660	$(5,406)	$12,594

The increase in income tax expense when comparing December 31, 2023 to December 31, 2024 is the result of non-recurring reductions in pre-tax income due to losses generated in the sale of bonds in the prior year, current year gains and related tax penalties on the surrender of BOLI, and current year reductions in benefits reported under federal tax credits as new investments were reported under ASC 740-323 using the Proportional Amortization Method ("PAM"), offset by a reduction in income tax expense resulting from current year non-taxable bargain purchase gains and the reversal of a deferred tax asset valuation allowance for the expected current and future utilization of state net operating loss carryforwards. Under PAM, an election is made for qualifying investments on a tax credit by program basis and the cost of the investment is amortized through income tax expense or benefit as an offset to the non-refundable income tax credits and other income tax benefits that it received from the project entity.

Components of deferred tax assets and liabilities at December 31, 2024 and 2023 are shown in the table below.

	2024	2023
Deferred tax assets
Allowance for credit losses	$10,812	$11,075
Tax credit carryforwards	635	635
Goodwill amortization	1,952	2,311
Accrued compensation	2,270	1,850
Net operating loss and attribute carryforwards	3,473	4,763
Net unrealized (gains) losses on securities and cash flow hedges	17,544	18,789
Other real estate owned	661	475
Acquired loans fair market value adjustments	81	—
Deferred Revenue	209	336
Acquired securities retained	1,114	683
Other	650	542
Gross deferred tax assets	39,401	41,459
Deferred tax liabilities
Assumed debt fair market value adjustments	1,061	1,166
Depreciation	5,222	5,241
Federal Home Loan Bank stock dividends	121	15
Core deposit intangibles	2,644	662
Acquired loans fair market value adjustments	—	842
Prepaid expenses	684	658
Other	841	485
Gross deferred tax liabilities	10,573	9,069
Valuation allowance	(852)	(2,262)
Net deferred tax asset (liability)	$27,976	$30,128

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax basis and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. Federal net operating losses and capital losses generated in 2023 were fully utilized at December 31, 2024. Acquired federal tax credits totaling $635 at December 31, 2024, will expire between 2031 and 2034. The utilization of these tax credit carryforwards is not expected to be limited by Internal Revenue Code (“IRC”) sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as state income tax in multiple jurisdictions. The company utilized a portion of state net operating losses generated in previous periods. These net operating losses (excluding the state of Kansas) do not have a valuation allowance as they are expected to be utilized prior to their expiration which varies by state ranging from December 31, 2034, to December 31, 2043. Commercial banks are not allowed to file consolidated Kansas returns with non-bank group members. The state of Kansas allows net operating losses incurred for tax years beginning after December 31, 2017, to be carried forward indefinitely while those generated prior to this can be carried forward ten years. The Company utilized $11,008 of Kansas net operating loss for the year ended December 31, 2024. At the end of the period, the Company had unused Kansas net operating loss carryforwards of approximately $48,180 generated through operations and $12,090 acquired through acquisitions. These net operating losses have a valuation allowance of $16,591 recorded against them and expire between 2026 and 2027 for those incurred for tax years beginning before December 31, 2017, with the remaining carried forward indefinitely.

The valuation allowance for deferred tax assets as of December 31, 2023, and December 31, 2024 was $2,262 and $852 respectively. The valuation allowance at each date was primarily related to Kansas state net operating recognized for financial reporting purposes. In establishing a valuation allowance, management considers whether it is more likely than not that some or all the deferred tax assets will not be realized. Based on this analysis, certain deferred tax assets have a valuation allowance recorded against them resulting in a zero carrying value. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. For the year ending December 31, 2024, the Company recorded a net valuation allowance release of $1,410 as a result of management’s reassessment of the amount of net operating loss deferred tax assets that are more likely than not to be realized.

There are no material unrecognized tax benefits for the years ended December 31, 2024 and 2023. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.

The Company is generally no longer subject to U.S. federal, state and local tax examinations for years before 2020. There are currently no examinations open at the federal or state level.

NOTE 14 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulatory capital rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of December 31, 2024, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2024, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2024 and 2023, are presented in the tables below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2024
Total capital to risk weighted assets
Equity Bancshares, Inc.	$720,736	18.07%	$418,716	10.50%	$	N/A	N/A
Equity Bank	607,579	15.27%	417,722	10.50%		397,830	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	602,496	15.11%	338,961	8.50%		N/A	N/A
Equity Bank	562,870	14.15%	338,156	8.50%		318,264	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	578,550	14.51%	279,144	7.00%		N/A	N/A
Equity Bank	562,870	14.15%	278,481	7.00%		258,590	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	602,496	11.67%	206,442	4.00%		N/A	N/A
Equity Bank	562,870	10.93%	206,000	4.00%		257,500	5.00%

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2023
Total capital to risk weighted assets
Equity Bancshares, Inc.	$589,131	15.48%	$399,729	10.50%	$	N/A	N/A
Equity Bank	571,938	15.05%	399,006	10.50%		380,006	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	470,659	12.36%	323,590	8.50%		N/A	N/A
Equity Bank	526,793	13.86%	323,005	8.50%		304,004	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	447,064	11.74%	266,486	7.00%		N/A	N/A
Equity Bank	526,793	13.86%	266,004	7.00%		247,004	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	470,659	9.46%	199,112	4.00%		N/A	N/A
Equity Bank	526,793	10.60%	198,782	4.00%		248,477	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 15 – RELATED PARTY TRANSACTIONS

At December 31, 2024 and 2023, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $11,696 and $8,331. Changes during 2024 are listed below.

2024
Balance at January 1, 2024	$8,331
New loans/advances	5,790
Repayments	(2,425)
Balance at December 31, 2024	$11,696

At December 31, 2024 and 2023, the Company had deposits from executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $11,652 and $10,157.

The Company has a director that is the Chief Executive Officer of a design and construction firm that the Company periodically engages to perform general contractor services. For the years ended December 31, 2024, 2023 and 2022, the Company paid the design and construction firm $2,180, $5,768, and $287, and substantially all of these payments are capitalized as premises and equipment and depreciated over the estimated life of the property. At December 31, 2024 and 2023, the Company had no accrued payables outstanding to the design and construction firm.

NOTE 16 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to IRS maximum contribution limit. Contributions to the profit-sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors. Employer contributions charged to expense for 2024, 2023, and 2022 were $1,291 $1,346 and $1,253.

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

The Pentegra Defined Benefit Plan covered substantially all officers and employees of First Independence who began employment prior to December 31, 2009, with 49 participants retaining benefits under the plan.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Company.

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30. The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2023.

The following table presents the net pension cost and funded status of the Company relating to the Pentegra Defined Benefit Plan since the date of acquisition (dollar amounts in thousands).

	2024	2023
Net pension cost charged to salaries and employee benefits	$65	$54
Pentegra defined benefit plan funded status as of July 1	111.97%	113.64%
Plan's funded status as of July 1	88.99%	87.84%
Contributions paid to the plan	$74	$53

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2023.

The Bank sponsors and maintains the Equity Bank Executive Deferred Compensation Plan (the “SERP”). The SERP is an unfunded nonqualified deferred compensation plan intended to provide supplemental retirement benefits to key employees of the Company (which may include any of our named executive officers). Participants in the SERP receive notional contributions to their SERP accounts at such time(s) and in such amount(s) as approved by the Compensation Committee. Amounts notionally credited to a participant’s account under the SERP will be adjusted for earnings and losses based on the participant’s investment elections (which currently mirror the investment fund options available under the Bank’s 401(k) retirement savings plan). A participant becomes vested in his or her SERP account based on the participant’s completed years of SERP participation, with vesting currently at a rate of 10% for each completed year of SERP participation. Employer contributions charged to expense for 2024, 2023, and 2022 were $408, $66 and $0.

NOTE 17 – SHARE-BASED PAYMENTS

The Company’s 2022 Omnibus Equity Plan (the Plan) reserved 760,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors. The Plan replaced the Amended and Restated 2013 Stock Incentive Plan (2013 Plan). Under the 2013 Plan, there were 148,768 and 271,491 remaining fully vested and exercisable options outstanding at December 31, 2024 and 2023. No new grants of options may be made under the 2013 Plan. The Company believes that stock-based awards better align the interests of its employees with those of its stockholders. Under the Company’s 2024 and 2023 director compensation policy, the directors receive a portion of their compensation in stock.

The following tables summarize the share and expense activity for the directors for the years ended December 31, 2024, and 2023.

	December 31, 2024				December 31, 2023
	Stock Options	Restricted Stock Units	Restricted Stock Awards	Total	Stock Options	Restricted Stock Units	Restricted Stock Awards	Total
Outstanding at beginning of year	56,339	—	15,400	71,739	105,567	10,700	—	116,267
Granted	9,838	—	7,768	17,606	—	—	15,400	15,400
Vested	—	—	(15,400)	(15,400)	—	(10,700)	—	(10,700)
Exercised	(34,046)	—	—	(34,046)	(7,579)	—	—	(7,579)
Forfeited or expired	—	—	—	—	(41,649)	—	—	(41,649)
Outstanding at end of year	32,131	—	7,768	39,899	56,339	—	15,400	71,739

	December 31, 2024				December 31, 2023
	Stock Options Expense	Restricted Stock Units Expense	Restricted Stock Awards Expense	Total	Stock Options Expense	Restricted Stock Units Expense	Restricted Stock Awards Expense	Total
Granted	$94	$—	$175	$269	$—	$—	$165	$165
Vested	—	—	112	112	—	163	—	163
Forfeited or expired	—	—	—	—	—	—	—	—
Outstanding at end of year	$94	$—	$287	$381	$—	$163	$165	$328

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2024 and 2023.

December 31, 2024	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	376,446	$26.71	5	$2,780
Granted	307,872	31.48	9	3,068
Exercised	(147,777)	23.73	1	(2,762)
Forfeited or expired	(41,361)	32.68	8	(403)
Outstanding at end of year	495,180	$30.07	9	$6,101
Fully vested and expected to vest	495,180	$30.07	9	$6,101
Exercisable at end of year	148,768	$30.37	8	$1,793

December 31, 2023	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	379,096	$27.72	4	$2,118
Granted	101,387	24.41	10	963
Exercised	(12,829)	15.83	2	(232)
Forfeited or expired	(91,208)	31.53	6	(1)
Outstanding at end of year	376,446	$26.71	5	$2,780
Fully vested and expected to vest	376,446	$26.71	5	$2,780
Exercisable at end of year	271,491	$27.40	3	$1,838

The fair values of stock options granted during the years ended December 31, 2024, 2023, and 2022, were estimated to be $13.06 per share, $9.86 per share, and $11.23 per share. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected stock price volatility is based on the weighted average of historical volatility of Equity Bank stock and the KBW Nasdaq Bank Index. The expected term of options granted is based on the Simplified Method. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2024	2023
Risk free rate	4.28%	3.67%
Market value of stock on grant date	$31.48	$24.41
Expected term (in years)	7.1	6.2
Expected volatility	34.31%	33.76%
Dividend rate	1.29%	—%

Compensation expense for stock options is recognized as the options vest. Total stock option compensation cost that has been charged against income was $808, $342, and $260 for 2024, 2023, and 2022. The total income tax benefit was $200, $85 and $64. At December 31, 2024, there was $3,516 of unrecognized compensation expense related to non-vested stock options granted under the Plan. Unrecognized compensation expense at December 31, 2024, will be recognized over a remaining weighted average period of 3.7 years.

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

A summary of changes in the Company’s non-vested RSUs is shown below.

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2024	267,975	$26.19
Granted	148,954	32.87
Vested	(94,298)	26.25
Forfeited	(45,068)	29.86
Outstanding at December 31, 2024	277,563	$30.95

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2023	337,250	$27.35
Granted	152,029	28.68
Vested	(122,420)	27.72
Forfeited	(98,884)	27.06
Outstanding at December 31, 2023	267,975	$26.19

Compensation expense is recognized over the vesting period of the award based on the fair value of RSU awards at the grant date. The Company recognized share-based compensation attributable to RSUs of $2,726, $2,193 and $2,897 for the years ended December 31, 2024, 2023, and 2022. The total income tax benefit was $675, $543 and $719 for the same time periods. Unrecognized RSU compensation expense of $5,589 at December 31, 2024, will be recognized over a remaining weighted average period of 2.8 years.

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

A summary of changes in the Company's non-vested RSAs is shown below.

Non-vested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2024	15,400	$21.44
Granted	7,768	33.49
Vested	(15,400)	21.44
Forfeited	—	—
Outstanding at December 31, 2024	7,768	$33.49

Non-vested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2023	—	$—
Granted	15,400	21.44
Vested	—	—
Forfeited	—	—
Outstanding at December 31, 2023	15,400	$21.44

Compensation expense is recognized over the vesting period of the award based on the fair value of RSA awards at the grant date. The Company recognized share-based compensation attributable to RSAs of $286, $218 and $0 for the years ended December 31, 2024, 2023, and 2022. The total income tax benefit was $71, $54 and $0 for the same time periods. Unrecognized RSA compensation expense of $86 at December 31, 2024, will be recognized over a remaining weighted average period of 0.3 years.

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

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2021 to February 14, 2022	14,274	27.37	69
February 15, 2022 to August 14, 2022	14,555	27.61	71
August 15, 2022 to February 14, 2023	17,058	26.18	81
February 15, 2023 to August 14, 2023	14,548	22.34	57
August 15, 2023 to February 14, 2024	16,884	21.79	65
February 15, 2024 to August 14, 2024	12,581	28.52	63

NOTE 18 – EARNINGS PER SHARE

Earnings per share were computed as shown below.

	2024	2023	2022
Basic:
Net income (loss) allocable to common stockholders	$62,621	$7,821	$57,688
Weighted average common shares outstanding	15,486,928	15,531,712	16,212,429
Weighted average vested restricted stock units	2,442	4,060	1,620
Weighted average shares	15,489,370	15,535,772	16,214,049
Basic earnings (losses) per common share	$4.04	$0.50	$3.56
Diluted:
Net income (loss) allocable to common stockholders	$62,621	$7,821	$57,688
Weighted average common shares outstanding for:
Basic earnings per common share	15,489,370	15,535,772	16,214,049
Dilutive effects of the assumed exercise of stock options	72,760	37,952	92,893
Dilutive effects of the assumed redemption of RSUs	108,049	72,448	129,056
Dilutive effects of the assumed exercise of Employee Stock Purchase Plan	1,495	2,670	1,908
Average shares and dilutive potential common shares	15,671,674	15,648,842	16,437,906
Diluted earnings (losses) per common share	$4.00	$0.50	$3.51

Average outstanding stock options and RSUs not included in the computation of diluted earnings (loss) because they were antidilutive are shown below.

	2024	2023	2022
Stock options	181,918	272,414	78,645
Restricted stock units	5,415	66,279	452
Total antidilutive shares	187,333	338,693	79,097

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$65,094	$—
U.S. Treasury securities	86,563	—	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	589,172	—
Private label residential mortgage backed securities	—	124,664	—
Corporate	—	58,652	—
Small Business Administration loan pools	—	6,266	—
State and political subdivisions	—	74,044	—
Derivative assets:
Derivative assets (included in other assets)	—	8,055	—
Cash collateral held by counterparty and netting adjustments	(7,173)	—	—
Total derivative assets	(7,173)	8,055	—
Other assets:
Equity securities with readily determinable fair value	1,031	—	—
Total other assets	1,031	—	—
Total assets	$80,421	$925,947	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,546	$—
Cash collateral held by counterparty and netting adjustments	97	—	—
Total derivative liabilities	97	3,546	—
Total liabilities	$97	$3,546	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$33,087	$—
U.S. Treasury securities	89,256	—	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	529,143	—
Private label residential mortgage backed securities	—	137,841	—
Corporate	—	49,683	—
Small Business Administration loan pools	—	7,727	—
State and political subdivisions	—	72,911	—
Derivative assets:
Derivative assets (included in other assets)	—	7,002	—
Cash collateral held by counterparty and netting adjustments	(6,406)	—	—
Total derivative assets	(6,406)	7,002	—
Other assets:
Equity securities with readily determinable fair value	674	—	—
Total other assets	674	—	—
Total assets	$83,524	$837,394	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,656	$—
Cash collateral held by counterparty and netting adjustments	(454)	—	—
Total derivative liabilities	(454)	3,656	—
Total liabilities	$(454)	$3,656	$—

There were no transfers between Levels during 2024 or 2023. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	December 31, 2024
	Level 1	Level 2	Level 3
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$3,375
Commercial and industrial	—	—	6,316
Residential real estate	—	—	3,525
Agricultural real estate	—	—	3,040
Other	—	—	1,113
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

	December 31, 2023
	Level 1	Level 2	Level 3
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$1,616
Commercial and industrial	—	—	3,706
Residential real estate	—	—	6,165
Agricultural real estate	—	—	2,606
Other	—	—	2,442
Other real estate owned:
Commercial real estate	—	—	1,061
Residential real estate	—	—	170

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2024 and 2023.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2024
Real estate loans individually evaluated for credit losses	$17,369	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 44% (24%)

Other real estate owned individually evaluated for credit losses	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)
December 31, 2023
Real estate loans individually evaluated for credit losses	$16,535	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 34% (19%)

Other real estate owned individually evaluated for credit losses	$1,231	Sales Comparison Approach	Adjustments for differences between comparable sales	7% - 28% (18%)

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated.

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$383,747	$383,747	$383,747	$—	$—
Available-for-sale securities	1,004,455	1,004,455	86,563	917,892	—
Held-to-maturity securities	5,217	5,214	—	5,214	—
Loans held for sale	513	513	—	513
Loans, net of allowance for credit losses	3,457,549	3,405,767	—	—	3,405,767
Federal Reserve Bank and Federal Home Loan Bank stock	27,875	27,875	—	27,875	—
Interest receivable	28,913	28,913	—	28,913	—
Derivative assets	8,055	8,055	—	8,055	—
Cash collateral held by derivative counterparty and netting adjustments	(7,173)	(7,173)	(7,173)	—	—
Total derivative assets	882	882	(7,173)	8,055	—
Equity securities with readily determinable fair value	1,031	1,031	1,031	—	—
Total assets	$4,910,182	$4,858,397	$464,168	$988,462	$3,405,767
Financial liabilities:
Deposits	$4,374,789	$4,370,728	$—	$4,370,728	$—
Federal funds purchased and retail repurchase agreements	37,246	37,246	—	37,246	—
Federal Home Loan Bank advances	178,073	178,073	—	178,073	—
Subordinated debentures	23,946	23,946	—	23,946	—
Subordinated notes	73,531	73,156	—	73,156	—
Contractual obligations	12,067	12,067	—	12,067	—
Interest payable	5,032	5,032	—	5,032	—
Derivative liabilities	3,546	3,546	—	3,546	—
Cash collateral held by derivative counterparty and netting adjustments	97	97	97	—	—
Total derivative liabilities	3,643	3,643	97	3,546	—
Total liabilities	$4,708,327	$4,703,891	$97	$4,703,794	$—

	December 31, 2023
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$379,099	$379,099	$379,099	$—	$—
Available-for-sale securities	919,648	919,648	89,256	830,392	—
Held-to-maturity securities	2,209	2,250	—	2,250	—
Loans held for sale	476	476	—	476	—
Loans, net of allowance for credit losses	3,289,381	3,227,789	—	—	3,227,789
Federal Reserve Bank and Federal Home Loan Bank stock	20,608	20,608	—	20,608	—
Interest receivable	25,497	25,497	—	25,497	—
Derivative assets	7,002	7,002	—	7,002	—
Cash collateral held by derivative counterparty and netting adjustments	(6,406)	(6,406)	(6,406)	—	—
Total derivative assets	596	596	(6,406)	7,002	—
Equity securities with readily determinable fair value	674	674	674	—	—
Total assets	$4,638,188	$4,576,637	$462,623	$886,225	$3,227,789
Financial liabilities:
Deposits	$4,145,455	$4,140,501	$—	$4,140,501	$—
Federal funds purchased and retail repurchase agreements	43,582	43,582	—	43,582	—
Federal Home Loan Bank advances	100,000	100,000	—	100,000	—
Federal Reserve Bank borrowings	140,000	140,000	—	140,000	—
Subordinated debentures	23,594	23,594	—	23,594	—
Subordinated notes	73,327	71,827	—	71,827	—
Contractual obligations	19,315	19,315	—	19,315	—
Interest payable	9,180	9,180	—	9,180	—
Derivative liabilities	3,656	3,656	—	3,656	—
Cash collateral held by derivative counterparty and netting adjustments	(454)	(454)	(454)	—	—
Total derivative liabilities	3,202	3,202	(454)	3,656	—
Total liabilities	$4,557,655	$4,551,201	$(454)	$4,551,655	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2024 and 2023 were as follows.

	December 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$28,758	$389,370	$47,465	$343,715
Mortgage loans in the process of origination	1,345	2,252	4,574	357
Unused lines of credit	162,753	377,091	124,893	355,270

At December 31, 2024, the fixed rate loan commitments have interest rates ranging from 3.75% to 18.00% and maturities ranging from 1 month to 150 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified preconditions are met. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The contractual amounts of standby letters of credit as of December 31, 2024 and 2023 are listed below.

	December 31, 2024		December 31, 2023
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$15,081	$27,715	$18,145	$30,680

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

Equity Bank is party to a lawsuit filed on January 28, 2022, in the Sedgwick County Kansas District Court on behalf of one of our customers, alleging improperly collected overdraft fees. The plaintiff seeks to have the case certified as a class action. The Company believes that the lawsuit is without merit, and it intends to vigorously defend against the claim asserted. At this time, the Company is unable to reasonably estimate the loss amount of this litigation.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the years ended December 31, 2024, 2023 and 2022.

	2024	2023	2022
Non-interest income
Service charges and fees	$9,830	$10,187	$10,632
Debit card income	10,246	10,322	10,677
Mortgage banking(a)	861	652	1,416
Increase in bank-owned life insurance(a)	4,966	4,059	3,113
Net gain on acquisition and branch sales(a)	2,131	—	962
Net gain (loss) from securities transactions(a)	220	(51,909)	5
Other non-interest income
Investment referral income	500	424	539
Trust income	1,624	1,123	1,036
Insurance sales commissions	555	582	566
Recovery on zero-basis purchased loans(a)	4,380	517	249
Income (loss) from equity method investments(a)	(87)	(222)	(222)
Other non-interest income related to loans and deposits	4,084	5,013	6,894
Other non-interest income not related to loans and deposits(a)	(488)	123	90
Total other non-interest income	10,568	7,560	9,152
Total	$38,822	$(19,129)	$35,957
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

NOTE 23 – SEGMENT REPORTING

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

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets as of December 31, 2024, 2023, and 2022. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Year ended December 31, 2024
Interest and dividend income	$296,359	$484	$—		$296,843
Interest expense	103,014	7,667	—		110,681
Net interest income	193,345	(7,183)	—		186,162
Provision (reversal) for credit losses	2,546	—	—		2,546
Net interest income after provision (reversal) for credit losses	190,799	(7,183)	—		183,616
Non-interest income
Service charges and fees	9,830	—	—		9,830
Debit card income	10,246	—	—		10,246
Mortgage banking	861	—	—		861
Increase in value of bank-owned life insurance	4,966	—	—		4,966
Net gain on acquisition and branch sales	2,131	—	—		2,131
Net gain (loss) from securities transactions	(74)	294	—		220
Other	10,567	61,562	(61,561)	(a)	10,568
Total non-interest income	38,527	61,856	(61,561)		38,822
Non-interest expense
Salaries and employee benefits	72,621	165	—		72,786
Net occupancy and equipment	14,371	—	—		14,371
Data processing	20,003	1	—		20,004
Professional fees	5,642	861	—		6,503
Advertising and business development	5,365	1	—		5,366
Telecommunications	2,501	—	—		2,501
FDIC insurance	2,483	—	—		2,483
Courier and postage	2,599	—	—		2,599
Free nationwide ATM cost	2,127	—	—		2,127
Amortization of core deposit intangibles	4,289	—	—		4,289
Loan expense	601	—	—		601
Other real estate owned and repossessed assets, net	967	(8,492)	—		(7,525)
Merger expenses	3,893	568	—		4,461
Other	13,921	(330)	—		13,591
Intersegment service charges	(1,440)	1,440	—		—
Total non-interest expense	149,943	(5,786)	—		144,157
Income (loss) before income tax	79,383	60,459	(61,561)		78,281
Provision (benefit) for income taxes	18,916	(3,256)	—		15,660
Total segment profit/(loss)	$60,467	$63,715	$(61,561)		$62,621

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Year ended December 31, 2023
Interest and dividend income	$246,082	$630	$—		$246,712
Interest expense	80,016	7,678	—		87,694
Net interest income	166,066	(7,048)	—		159,018
Provision (reversal) for credit losses	1,873	—	—		1,873
Net interest income after provision (reversal) for credit losses	164,193	(7,048)	—		157,145
Non-interest income
Service charges and fees	10,187	—	—		10,187
Debit card income	10,322	—	—		10,322
Mortgage banking	652	—	—		652
Increase in value of bank-owned life insurance	4,059	—	—		4,059
Net gain on acquisition and branch sales	—	—	—		-
Net gain (loss) from securities transactions	(51,909)	—	—		(51,909)
Other	7,559	15,902	(15,901)	(a)	7,560
Total non-interest income	(19,130)	15,902	(15,901)		(19,129)
Non-interest expense
Salaries and employee benefits	64,227	157	—		64,384
Net occupancy and equipment	12,325	—	—		12,325
Data processing	17,433	—	—		17,433
Professional fees	5,175	579	—		5,754
Advertising and business development	5,425	—	—		5,425
Telecommunications	1,962	1	—		1,963
FDIC insurance	2,195	—	—		2,195
Courier and postage	2,046	—	—		2,046
Free nationwide ATM cost	2,073	—	—		2,073
Amortization of core deposit intangibles	3,374	—	—		3,374
Loan expense	540	—	—		540
Other real estate owned and repossessed assets, net	617	—	—		617
Merger expenses	—	297	—		297
Other	17,678	(503)	—		17,175
Intersegment service charges	(1,352)	1,352	—		—
Total non-interest expense	133,718	1,883	—		135,601
Income (loss) before income tax	11,345	6,971	(15,901)		2,415
Provision (benefit) for income taxes	(3,311)	(2,095)	—		(5,406)
Total segment profit/(loss)	$14,656	$9,066	$(15,901)		$7,821

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Year ended December 31, 2022
Interest and dividend income	$188,248	$—	$—		$188,248
Interest expense	18,622	6,796	—		25,418
Net interest income	169,626	(6,796)	—		162,830
Provision (reversal) for credit losses	125	—	—		125
Net interest income after provision (reversal) for credit losses	169,501	(6,796)	—		162,705
Non-interest income
Service charges and fees	10,632	—	—		10,632
Debit card income	10,677	—	—		10,677
Mortgage banking	1,416	—	—		1,416
Increase in value of bank-owned life insurance	3,113	—	—		3,113
Net gain on acquisition and branch sales	962	—	—		962
Net gain (loss) from securities transactions	5	—	—		5
Other	9,127	64,982	(64,957)	(a)	9,152
Total non-interest income	35,932	64,982	(64,957)		35,957
Non-interest expense
Salaries and employee benefits	61,852	154	—		62,006
Net occupancy and equipment	12,223	—	—		12,223
Data processing	15,883	—	—		15,883
Professional fees	4,545	406	—		4,951
Advertising and business development	5,042	—	—		5,042
Telecommunications	1,916	—	—		1,916
FDIC insurance	1,140	—	—		1,140
Courier and postage	1,881	—	—		1,881
Free nationwide ATM cost	2,103	—	—		2,103
Amortization of core deposit intangibles	4,042	—	—		4,042
Loan expense	828	—	—		828
Other real estate owned and repossessed assets, net	247	—	—		247
Merger expenses	594	—	—		594
Other	14,436	1,088	—		15,524
Intersegment service charges	(1,296)	1,296	—		—
Total non-interest expense	125,436	2,944	—		128,380
Income (loss) before income tax	79,997	55,242	(64,957)		70,282
Provision (benefit) for income taxes	14,633	(2,039)	—		12,594
Total segment profit/(loss)	$65,364	$57,281	$(64,957)		$57,688

(a) Elimination of equity in earnings of subsidiary

	For the Year ended December 31,
	2024			2023			2022
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$5,391	$180	$5,571	$4,553	$156	$4,709	$4,494	$148	$4,642
Amortization of operating lease right-of-use-asset	475	—	475	604	—	604	714	—	714
Amortization of cloud computing implementation costs	138	—	138	188	—	188	188	—	188
Amortization of intangible assets	4,408	—	4,408	3,518	—	3,518	4,186	—	4,186
Purchase of long lived assets	12,542	—	12,542	15,762	92	15,854	3,630	—	3,630
Provision (benefit) for income taxes	18,916	(3,256)	15,660	(3,311)	(2,095)	(5,406)	14,633	(2,039)	12,594

	December 31,	December 31,
	2024	2023
Assets
Total assets for reportable segments	$5,316,222	$5,024,161
Holding company administrative adjustments	703,685	560,434
Elimination of bank cash and equity in earnings of subsidiaries	(107,522)	(13,515)
Elimination of investment in subsidiaries	(580,338)	(536,488)
Consolidated total assets	$5,332,047	$5,034,592

NOTE 24 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is the condensed financial information as to financial position, results of operations and cash flows of the Parent Company.

CONDENSED BALANCE SHEETS

December 31, 2024, and 2023

(Dollar Amounts in thousands, except per share data)

	2024	2023
ASSETS
Cash and due from banks	$105,071	$12,729
Investment in Equity Bank	573,809	531,272
Investment in EBAC	3,120	3,261
Investment in ERMI	3,409	1,955
Other assets	8,080	3,009
Total assets	$693,489	$552,226
LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debt	97,477	96,921
Interest payable and other liabilities	3,094	2,445
Total liabilities	100,571	99,366
Stockholders’ equity	592,918	452,860
Total liabilities and stockholders’ equity	$693,489	$552,226

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2024, 2023, and 2022

(Dollar Amounts in thousands, except per share data)

	2024	2023	2022
Dividends from Equity Bank	$25,000	$32,500	$33,903
Interest income	291	$—	$—
Other income	295	542	4
Total income	25,586	33,042	33,907
Expenses
Interest expense	7,668	7,678	6,796
Other expenses	(4,845)	3,058	2,516
Total expenses	2,823	10,736	9,312
Income before income tax and equity in undistributed income (loss) of subsidiaries	22,763	22,306	24,595
Income tax benefit	3,297	2,114	2,039
Income before equity in undistributed income (loss) of subsidiaries	26,060	24,420	26,634
Equity in undistributed income (loss) of Equity Bank	35,468	(17,844)	31,462
Equity in undistributed income (loss) of EBAC	(358)	(305)	(413)
Equity in undistributed income (loss) of ERMI	1,451	1,550	5
Net income (loss) and net income (loss) allocable to common stockholders	$62,621	$7,821	$57,688

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2024, 2023, and 2022

(Dollar Amounts in thousands, except per share data)

	2024	2023	2022
Cash flows from operating activities
Net income (loss)	$62,621	$7,821	$57,688
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	4,048	3,213	3,325
Equity in undistributed (income) loss of Equity Bank	(35,468)	17,844	(31,462)
Equity in undistributed (income) loss of EBAC	358	305	413
Equity in undistributed (income) loss of ERMI	(1,451)	(1,550)	(5)
Net amortization of purchase valuation adjustments	555	530	506
(Gain)/loss on sales and valuation adjustments on other real estate owned	(8,500)	—	—
Change in unrealized (gains)/losses on equity securities	(294)	—	—
Change in fair value of derivatives recognized in earnings	4	—	—
Net change in:
Other assets	(4,938)	(658)	1,464
Interest payable and other liabilities	(3,175)	(2,556)	(5,912)
Net cash from (to) operating activities	13,760	24,949	26,017
Cash flows (to) from investing activities
Net redemptions (purchases) of correspondent and miscellaneous other stock	(493)	(751)	(2,425)
Proceeds from sale of other real estate owned	8,500	—	—
Purchase of net assets of KansasLand Bank, net of cash acquired	(95)	—	—
Additional investment in EBAC	(100)	(50)	(200)
Additional investment in ERMI	—	—	(400)
Net cash (used in) investing activities	7,812	(801)	(3,025)
Cash flows (to) from financing activities
Principal payments on bank stock loan	(691)	—	—
Proceeds from issuance of common stock, net	86,980	—	—
Proceeds from exercise of employee stock options	3,506	203	2,011
Proceeds from employee stock purchase plan	726	784	792
Purchase of treasury stock	(11,859)	(17,900)	(33,186)
Dividends paid on common stock	(7,892)	(6,614)	(5,564)
Net cash provided by (used in) financing activities	70,770	(23,527)	(35,947)
Net change in cash and cash equivalents	92,342	621	(12,955)
Cash and cash equivalents, beginning of period	12,729	12,108	25,063
Ending cash and cash equivalents	$105,071	$12,729	$12,108