Form 10-Q
period 2025-03-31
EQUITY BANCSHARES INC
filed 2025-05-09
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 17,515,494 shares of Class A common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 7, 2025, and in Item 1A – Risk Factors of this Quarterly Report.

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
•
the effects of new federal tax laws or tariffs, or changes to existing federal tax laws or tariffs;
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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2025, and December 31, 2024

(Dollar amounts in thousands)

See accompanying condensed notes to interim consolidated financial statements.

	(Unaudited) March 31,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$431,131	$383,503
Federal funds sold	251	244
Cash and cash equivalents	431,382	383,747
Available-for-sale securities	950,453	1,004,455
Held-to-maturity securities, fair value of $5,295 and $5,214	5,226	5,217
Loans held for sale	338	513
Loans, net of allowance for credit losses of $45,824 and $43,267	3,585,804	3,457,549
Other real estate owned, net	4,464	4,773
Premises and equipment, net	117,041	117,132
Bank-owned life insurance	132,317	133,032
Federal Reserve Bank and Federal Home Loan Bank stock	31,960	27,875
Interest receivable	26,791	28,913
Goodwill	53,101	53,101
Core deposit intangibles, net	13,924	14,969
Other	93,299	100,771
Total assets	$5,446,100	$5,332,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$949,791	$954,065
Total non-interest-bearing deposits	949,791	954,065
Demand, savings and money market	2,614,110	2,684,197
Time	841,463	736,527
Total interest-bearing deposits	3,455,573	3,420,724
Total deposits	4,405,364	4,374,789
Federal funds purchased and retail repurchase agreements	36,772	37,246
Federal Home Loan Bank advances	236,734	178,073
Subordinated debt	97,620	97,477
Contractual obligations	9,398	12,067
Interest payable and other liabilities	42,888	39,477
Total liabilities	4,828,776	4,739,129
Commitments and contingent liabilities, see Notes 12 and 13
Stockholders’ equity, see Note 8
Common stock	231	230
Additional paid-in capital	586,251	584,424
Retained earnings	207,282	194,920
Accumulated other comprehensive income (loss)	(44,965)	(55,181)
Treasury stock	(131,475)	(131,475)
Total stockholders’ equity	617,324	592,918
Total liabilities and stockholders’ equity	$5,446,100	$5,332,047

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2025, and 2024

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2025	2024
Interest and dividend income
Loans, including fees	$62,997	$58,829
Securities, taxable	9,114	9,877
Securities, nontaxable	377	391
Federal funds sold and other	2,196	2,670
Total interest and dividend income	74,684	71,767
Interest expense
Deposits	19,377	22,855
Federal funds purchased and retail repurchase agreements	248	326
Federal Home Loan Bank advances	2,916	1,144
Federal Reserve Bank borrowings	—	1,361
Subordinated debt	1,851	1,899
Total interest expense	24,392	27,585
Net interest income	50,292	44,182
Provision (reversal) for credit losses	2,722	1,000
Net interest income after provision (reversal) for credit losses	47,570	43,182
Non-interest income
Service charges and fees	2,064	2,569
Debit card income	2,504	2,447
Mortgage banking	106	188
Increase in value of bank-owned life insurance	3,593	828
Net gain on acquisition and branch sales	—	1,240
Net gain (loss) from securities transactions	12	43
Other	2,051	4,416
Total non-interest income	10,330	11,731
Non-interest expense
Salaries and employee benefits	19,954	18,097
Net occupancy and equipment	3,675	3,535
Data processing	5,086	4,828
Professional fees	1,527	1,392
Advertising and business development	1,344	1,238
Telecommunications	587	655
FDIC insurance	630	571
Courier and postage	799	606
Free nationwide ATM cost	513	494
Amortization of core deposit intangibles	1,045	899
Loan expense	129	109
Other real estate owned and repossessed assets, net	101	(41)
Merger expenses	66	1,556
Other	3,594	3,213
Total non-interest expense	39,050	37,152
Income (loss) before income tax	18,850	17,761
Provision (benefit) for income taxes	3,809	3,693
Net income (loss) and net income (loss) allocable to common stockholders	$15,041	$14,068
Basic earnings (loss) per share	$0.86	$0.91
Diluted earnings (loss) per share	$0.85	$0.90

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2025, and 2024

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2025	2024
Net income	$15,041	$14,068
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	14,082	(6,180)
Reclassification for net (gains) losses included in net income	(13)	252
Unrealized holding gains (losses) arising during the period on cash flow hedges	(450)	2,134
Total other comprehensive income (loss)	13,619	(3,794)
Tax effect	(3,403)	926
Other comprehensive income (loss), net of tax	10,216	(2,868)
Comprehensive income (loss)	$25,257	$11,200

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2025, and 2024

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2024	15,443,651	$207	$489,187	$141,006	$(57,920)	$(119,620)	$452,860
Net income	—	—	—	14,068	—	—	14,068
Other comprehensive income (loss), net of tax effects	—	—	—	—	(2,868)	—	(2,868)
Cash dividends - common stock, $0.12 per share	—	—	—	(1,843)	—	—	(1,843)
Dividend equivalents- restricted stock units and restricted stock awards, $0.12 per share	—	—	—	(30)	—	—	(30)
Stock-based compensation	—	—	950	—	—	—	950
Common stock issued upon exercise of stock options	1,250	—	29	—	—	—	29
Common stock issued under stock-based incentive plan	91,005	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	16,884	—	368	—	—	—	368
Treasury stock purchase	(209,591)	—	—	—	—	(6,758)	(6,758)
Balance at March 31, 2024	15,343,199	$208	$490,533	$153,201	$(60,788)	$(126,378)	$456,776

Balance at January 1, 2025	17,427,626	$230	$584,424	$194,920	$(55,181)	$(131,475)	$592,918
Net income	—	—	—	15,041	—	—	15,041
Other comprehensive income (loss), net of tax effects	—	—	—	—	10,216	—	10,216
Cash dividends - common stock, $0.15 per share	—	—	—	(2,629)	—	—	(2,629)
Dividend equivalents- restricted stock units and restricted stock awards, $0.15 per share	—	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	1,422	—	—	—	1,422
Common stock issued upon exercise of stock options	1,000	—	33	—	—	—	33
Common stock issued under stock-based incentive plan	88,215	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	13,921	—	446	—	—	—	446
Common stock issued with private placement, net of offering costs	—	—	(73)	—	—	—	(73)
Treasury stock purchases	—	—	—	—	—	—	—
Balance at March 31, 2025	17,530,762	$231	$586,251	$207,282	$(44,965)	$(131,475)	$617,324

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2025, and 2024
(Dollar amounts in thousands)
	(Unaudited) March 31,
	2025	2024
Cash flows from operating activities
Net income	$15,041	$14,068
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	1,422	950
Depreciation	1,432	1,325
Amortization of operating lease right-of-use asset	127	92
Amortization of cloud computing implementation costs	21	35
Provision (reversal) for credit losses	2,722	1,000
Net amortization (accretion) of purchase valuation adjustments	(577)	(436)
Amortization (accretion) of premiums and discounts on securities	(443)	(821)
Amortization of intangible assets	1,103	935
Deferred income taxes	224	(1,633)
Federal Home Loan Bank stock dividends	(337)	(142)
Loss (gain) on sales and valuation adjustments on other real estate owned	(34)	(109)
Net loss (gain) on sales and settlements of securities	(13)	252
Change in unrealized (gains) losses on equity securities	1	(1)
Loss (gain) on disposal of premises and equipment	(150)	(7)
Loss (gain) on sales of foreclosed assets	(11)	7
Loss (gain) on sales of loans	(86)	565
Originations of loans held for sale	(4,131)	(8,234)
Proceeds from the sale of loans held for sale	4,393	10,511
Increase in the value of bank-owned life insurance	(3,593)	(828)
Change in fair value of derivatives recognized in earnings	196	57
Gain on acquisition	—	(1,239)
Payments on operating lease payable	(159)	(136)
Net change in:
Interest receivable	2,122	493
Other assets	3,683	1,936
Interest payable and other liabilities	(1,273)	(6,001)
Net cash provided by operating activities	21,680	12,639
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(9,834)	(120,451)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	78,346	107,651
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	5	5
Net change in loans	(68,393)	(30,566)
Purchase of government guaranteed loans	(61,987)	(4,180)
Purchase of premises and equipment	(1,464)	(2,012)
Proceeds from sale of premises and equipment	273	7
Proceeds from sale of foreclosed assets	4,758	228
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(3,748)	(6,259)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(537)	(622)
Proceeds from sale of other real estate owned	456	574
Proceeds from bank-owned life insurance death benefits	4,308	—
Purchase of Net Assets of Rockhold BanCorp, net of cash acquired	—	60,914
Net cash (used in) provided by investing activities	(57,817)	5,289
Cash flows (to) from financing activities
Net increase (decrease) in deposits	30,556	(124,244)
Net change in federal funds purchased and retail repurchase agreements	(474)	(8,589)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	58,661	119,931

Proceeds from Federal Home Loan Bank term advances	300,000	300,000
Principal repayments on Federal Home Loan Bank term advances	(300,000)	(300,000)
Principal payments on Federal Reserve Bank borrowings	—	(140,000)
Proceeds from issuance of common stock, net	(73)	—
Proceeds from the exercise of employee stock options	33	29
Proceeds from employee stock purchase plan	446	368
Purchase of treasury stock	—	(6,758)
Net change in contractual obligations	(2,669)	(822)
Dividends paid on common stock	(2,708)	(1,924)
Net cash (used in) provided by financing activities	83,772	(162,009)
Net change in cash and cash equivalents	47,635	(144,081)
Cash and cash equivalents, beginning of period	383,747	379,099
Ending cash and cash equivalents	$431,382	$235,018
Supplemental cash flow information:
Interest paid	$21,865	$30,647
Income taxes paid, net of refunds	—	—
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	113	100
Other repossessed assets acquired in settlement of loans	246	247
Total fair value of assets acquired in purchase of Rockhold BanCorp, net of cash	—	300,957
Total fair value of liabilities assumed in purchase of Rockhold BanCorp	—	360,632

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025. Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$71,250	$214	$(5,214)	$—	$66,250
U.S. Treasury securities	36,661	132	—	—	36,793
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	613,665	2,880	(29,100)	—	587,445
Private label residential mortgage-backed securities	141,745	—	(17,860)	—	123,885
Corporate	59,984	212	(2,210)	—	57,986
Small Business Administration loan pools	6,221	—	(244)	—	5,977
State and political subdivisions	81,655	9	(9,547)	—	72,117
	$1,011,181	$3,447	$(64,175)	$—	$950,453

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$71,173	$68	$(6,147)	$—	$65,094
U.S. Treasury securities	86,523	118	(78)	—	86,563
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	624,228	946	(36,002)	—	589,172
Private label residential mortgage-backed securities	144,971	—	(20,307)	—	124,664
Corporate	61,947	177	(3,472)	—	58,652
Small Business Administration loan pools	6,542	—	(276)	—	6,266
State and political subdivisions	83,868	27	(9,851)	—	74,044
	$1,079,252	$1,336	$(76,133)	$—	$1,004,455

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
March 31, 2025
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,942	$80	$(15)	$—	$4,007
State and political subdivisions	1,284	11	(7)	—	1,288
	$5,226	$91	$(22)	$—	$5,295

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,932	$3	$(26)	$—	$3,909
State and political subdivisions	1,285	26	(6)	—	1,305
	$5,217	$29	$(32)	$—	$5,214

The fair value and amortized cost of debt securities at March 31, 2025, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$40,629	$40,662	$—	$—
One to five years	56,065	55,646	—	—
Five to ten years	122,766	112,990	172	165
After ten years	36,311	29,825	1,112	1,123
Mortgage-backed securities	755,410	711,330	3,942	4,007
Total debt securities	$1,011,181	$950,453	$5,226	$5,295

The following table shows the carrying value and fair value of securities pledged as collateral to secure public fund deposits, borrowings from the Federal Home Loan Bank and Federal Reserve Bank and retail repurchase obligations at March 31, 2025, and December 31, 2024.

	March 31, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$700,945	$669,147	$732,935	$690,855
Federal Home Loan Bank pledging	102,487	89,571	104,888	90,406
Federal Reserve Bank borrowings	6,868	6,723	10,481	10,358
Retail repurchase agreements	41,020	38,459	49,021	45,249
Total securities pledged	$851,320	$803,900	$897,325	$836,868

The following tables show gross unrealized or unrecognized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous loss position at March 31, 2025, and December 31, 2024.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$32,859	$(5,214)	$32,859	$(5,214)
U.S. Treasury securities	—	—	—	—	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	57,034	(326)	267,993	(28,774)	325,027	(29,100)
Private label residential mortgage-backed securities	—	—	123,885	(17,860)	123,885	(17,860)
Corporate	4,355	(12)	44,302	(2,198)	48,657	(2,210)
Small Business Administration loan pools	3,745	(40)	2,232	(204)	5,977	(244)
State and political subdivisions	5,865	(62)	63,183	(9,485)	69,048	(9,547)
Total	$70,999	$(440)	$534,454	$(63,735)	$605,453	$(64,175)
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$15,084	$(62)	$32,195	$(6,085)	$47,279	$(6,147)
U.S. Treasury securities	2,940	(1)	19,943	(77)	22,883	(78)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	168,783	(1,600)	268,364	(34,402)	437,147	(36,002)
Private label residential mortgage-backed securities	—	—	124,664	(20,307)	124,664	(20,307)
Corporate	1,765	(34)	47,022	(3,438)	48,787	(3,472)
Small Business Administration loan pools	3,983	(3)	2,284	(273)	6,267	(276)
State and political subdivisions	7,948	(89)	62,119	(9,762)	70,067	(9,851)
Total	$200,503	$(1,789)	$556,591	$(74,344)	$757,094	$(76,133)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
March 31, 2025
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$860	$(15)	$—	$—	$860	$(15)
State and political subdivisions	166	(7)	—	—	166	$(7)
Total	$1,026	$(22)	$—	$—	$1,026	$(22)
December 31, 2024
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$853	$(26)	$—	$—	$853	$(26)
State and political subdivisions	167	(6)	—	—	167	(6)
Total	$1,020	$(32)	$—	$—	$1,020	$(32)

The tables above present unrealized losses on available-for-sale securities and unrecognized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of March 31, 2025, the Company held 442 available-for-sale in an unrealized loss position and two held-to-maturity security in an unrecognized loss position.

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

The Company's available-for-sale and held-to-maturity investments that carry some form of credit risk are private label residential mortgage-backed, corporate and state and political subdivisions securities.

The Company's private label residential mortgage-backed exposure consists of 32 securities held by the Company and are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At March 31, 2025, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 18 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At March 31, 2025, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 164 positions of which 86% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 62% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At March 31, 2025, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended March 31,
	2025	2024
Proceeds	$640	$726
Gross gain	13	3
Gross losses	—	255
Income tax expense/(benefit)	3	(62)

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024
Investments in stocks
Accounted for at fair value through net income	$1,008	$1,009
Accounted for at amortized cost assessed for impairment	1,976	1,982
Total investments in stocks	2,984	2,991
Investments in partnerships
Accounted for under the equity method	3,037	2,500
Accounted for under the hypothetical liquidation book value	1,861	1,961
Accounted for under proportional amortization	22,736	23,498
Total investments in partnerships	27,634	27,959
Total other investments	$30,618	$30,950

The unrealized gain/(loss) for investments accounted for at fair value that were still held at the reporting period were ($11) and $3 at March 31, 2025, and December 31, 2024.

The following table discloses the financial statement impact of tax credit investments for the three month periods ended March 31, 2025, and 2024.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
March 31, 2025
Investments and tax credit structures:
Included in proportional amortization	$(619)	$(258)	$(877)	$761
Not included in proportional amortization	$—	$62	$62	$—

March 31, 2024
Investments and tax credit structures:
Included in proportional amortization	$(826)	$(225)	$(1,051)	$924
Not included in proportional amortization	$—	$23	$23	$—
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

The following table reconciles the outstanding balance of loans at March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024
Net loan balance	$3,639,255	$3,504,218
Loan origination fees and expenses	(1,101)	(848)
Merger fair value adjustments	(5,761)	(6,300)
Hedge fair market value adjustments	(1,441)	(1,658)
Purchased premium and discounts	676	5,404
Total	$3,631,628	$3,500,816

The following table lists categories of loans at March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024
Commercial real estate	$1,863,200	$1,830,514
Commercial and industrial	762,906	658,865
Residential real estate	563,954	566,766
Agricultural real estate	260,683	267,248
Agricultural	94,199	87,339
Consumer	86,686	90,084
Total loans	3,631,628	3,500,816
Allowance for credit losses	(45,824)	(43,267)
Net loans	$3,585,804	$3,457,549

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the three months ended March 31, 2025, and 2024, the Company did not purchase any pools of residential loans. As of March 31, 2025, and December 31, 2024, residential real estate loans include $271,003 and $274,922 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three months ended March 31, 2025, the Company purchased $61,987 in loans guaranteed by governmental agencies. During the three months ended March 31, 2024, the Company purchased $4,180 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $4,376 with related loans of $221,921 at March 31, 2025, and $4,659 with related loans of $252,309 at December 31, 2024.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $306 at March 31, 2025, and $329 at December 31, 2024.

The following tables present the activity in the allowance for credit losses by class for the three month periods ended March 31, 2025, and 2024.

March 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Provision for credit losses	754	(418)	278	1,606	(67)	569	2,722
Initial PCD on Acquired loans	—	—	—	—	—	—	—
Loans charged-off	(22)	(443)	(13)	(6)	(17)	(638)	(1,139)
Recoveries	442	404	9	54	1	64	974
Total ending allowance balance	$16,122	$13,548	$8,827	$5,158	$356	$1,813	$45,824

March 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Provision for credit losses	116	67	367	(31)	359	122	1,000
Initial PCD on Acquired loans	—	119	184	—	284	9	596
Loans charged-off	(17)	(631)	(27)	—	(26)	(181)	(882)
Recoveries	7	142	11	1	—	54	215
Total ending allowance balance	$13,582	$17,651	$8,319	$1,688	$1,612	$1,597	$44,449

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on the method to determine allowance for credit loss as of March 31, 2025, and December 31, 2024.

March 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,140	$1,730	$1,150	$241	$178	$164	$4,603
Collectively evaluated for credit losses	14,982	11,818	7,677	4,917	178	1,649	41,221
Total	$16,122	$13,548	$8,827	$5,158	$356	$1,813	$45,824
Loan Balance:
Individually evaluated for credit losses	$8,273	$8,230	$5,159	$2,901	$1,870	$769	$27,202
Collectively evaluated for credit losses	1,854,927	754,676	558,795	257,782	92,329	85,917	3,604,426
Total	$1,863,200	$762,906	$563,954	$260,683	$94,199	$86,686	$3,631,628

December 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,053	$1,618	$1,167	$701	$147	$201	$4,887
Collectively evaluated for credit losses	13,895	12,387	7,386	2,803	292	1,617	38,380
Total	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Loan Balance:
Individually evaluated for credit losses	$7,854	$8,593	$4,996	$5,839	$1,740	$871	$29,893
Collectively evaluated for credit losses	1,822,660	650,272	561,770	261,409	85,599	89,213	3,470,923
Total	$1,830,514	$658,865	$566,766	$267,248	$87,339	$90,084	$3,500,816

The following tables present information related to non-accrual loans at March 31, 2025, and December 31, 2024.

	March 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,061	$3,036	$—
Commercial and industrial	51	—	—
Residential real estate	18	—	—
Agricultural real estate	3,664	1,935	—
Agricultural	—	—	—
Consumer	24	—	—
Subtotal	6,818	4,971	—
With an allowance recorded:
Commercial real estate	5,047	4,702	1,100
Commercial and industrial	11,827	7,593	1,601
Residential real estate	5,115	4,578	1,113
Agricultural real estate	1,421	965	241
Agricultural	1,053	714	96
Consumer	756	722	159
Subtotal	25,219	19,274	4,310
Total	$32,037	$24,245	$4,310

	December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,068	$3,068	$—
Commercial and industrial	—	—	—
Residential real estate	19	—	—
Agricultural real estate	2,490	2,014	—
Agricultural	—	—	—
Consumer	31	—	—
Subtotal	5,608	5,082	—
With an allowance recorded:
Commercial real estate	4,719	4,390	1,015
Commercial and industrial	12,424	7,798	1,482
Residential real estate	5,260	4,670	1,145
Agricultural real estate	5,594	3,737	697
Agricultural	953	592	73
Consumer	846	781	187
Subtotal	29,796	21,968	4,599
Total	$35,404	$27,050	$4,599

The tables below present average recorded investment and interest income related to non-accrual loans for the three months ended March 31, 2025, and 2024. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the Three Months Ended
	March 31, 2025		March 31, 2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,052	$—	$3,372	$—
Commercial and industrial	—	—	996	—
Residential real estate	—	—	—	—
Agricultural real estate	1,975	32	947	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Subtotal	5,027	32	5,315	—
With an allowance recorded:
Commercial real estate	4,813	—	2,368	2
Commercial and industrial	8,014	4	4,897	—
Residential real estate	4,915	—	5,510	—
Agricultural real estate	2,351	—	3,274	—
Agricultural	1,231	—	2,574	—
Consumer	775	1	688	—
Subtotal	22,099	5	19,311	2
Total	$27,126	$37	$24,626	$2

The following table presents the amount of non-accrual interest income written off for the three months ended March 31, 2025, and 2024.

	March 31, 2025	March 31, 2024
Commercial real estate	$10	$23
Commercial and industrial	10	31
Residential real estate	8	5
Agricultural real estate	2	—
Agricultural	3	5
Consumer	5	1
Total	$38	$65

The following tables present the aging of the recorded investment in past due loans as of March 31, 2025, and December 31, 2024, by portfolio and class of loans.

March 31, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$3,904	$2,697	$360	$7,738	$1,848,501	$1,863,200
Commercial and industrial	1,702	521	—	7,593	753,090	762,906
Residential real estate	1,846	355	239	4,578	556,936	563,954
Agricultural real estate	735	2,138	385	2,900	254,525	260,683
Agricultural	1,667	873	—	714	90,945	94,199
Consumer	639	155	—	722	85,170	86,686
Total	$10,493	$6,739	$984	$24,245	$3,589,167	$3,631,628

December 31, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$3,502	$2,030	$156	$7,458	$1,817,368	$1,830,514
Commercial and industrial	1,314	644	25	7,798	649,084	658,865
Residential real estate	2,396	634	—	4,670	559,066	566,766
Agricultural real estate	457	312	—	5,751	260,728	267,248
Agricultural	411	80	—	592	86,256	87,339
Consumer	666	196	—	781	88,441	90,084
Total	$8,746	$3,896	$181	$27,050	$3,460,943	$3,500,816

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

Based on the analysis performed at March 31, 2025, the risk category of loans by type and year of origination is as follows.

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$119,564	$331,874	$165,036	$319,083	$149,267	$272,686	$490,670	$853	$1,849,033
Special mention	—	331	—	88	—	375	671	—	1,465
Substandard	—	741	586	3,747	878	6,580	170	—	12,702
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$119,564	$332,946	$165,622	$322,918	$150,145	$279,641	$491,511	$853	$1,863,200
Commercial and industrial
Risk rating
Pass	$112,076	$120,397	$73,578	$58,902	$35,017	$63,076	$265,600	$956	$729,602
Special mention	—	106	—	156	16	855	127	—	1,260
Substandard	—	9,532	8,034	196	260	2,981	10,317	647	31,967
Doubtful	—	—	—	—	—	77	—	—	77
Total commercial and industrial	$112,076	$130,035	$81,612	$59,254	$35,293	$66,989	$276,044	$1,603	$762,906
Residential real estate
Risk rating
Pass	$11,891	$20,855	$33,118	$34,661	$256,735	$133,376	$67,391	$446	$558,473
Special mention	—	—	—	—	—	294	72	—	366
Substandard	—	—	274	329	281	3,395	791	45	5,115
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$11,891	$20,855	$33,392	$34,990	$257,016	$137,065	$68,254	$491	$563,954
Agricultural real estate
Risk rating
Pass	$16,843	$40,151	$15,901	$22,161	$9,171	$53,365	$96,214	$265	$254,071
Special mention	—	1,681	—	—	—	136	731	—	2,548
Substandard	—	—	1,975	202	781	1,034	72	—	4,064
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$16,843	$41,832	$17,876	$22,363	$9,952	$54,535	$97,017	$265	$260,683
Agricultural
Risk rating
Pass	$10,200	$18,952	$3,444	$4,896	$1,638	$3,546	$50,485	$48	$93,209
Special mention	—	—	—	—	—	32	—	—	32
Substandard	—	—	331	15	35	445	132	—	958
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$10,200	$18,952	$3,775	$4,911	$1,673	$4,023	$50,617	$48	$94,199
Consumer
Risk rating
Pass	$24,976	$13,019	$15,348	$11,906	$4,751	$4,769	$11,193	$—	$85,962
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	50	162	215	195	102	—	—	724
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$24,976	$13,069	$15,510	$12,121	$4,946	$4,871	$11,193	$—	$86,686
Total loans
Risk rating
Pass	$295,550	$545,248	$306,425	$451,609	$456,579	$530,818	$981,553	$2,568	$3,570,350
Special mention	—	2,118	—	244	16	1,692	1,601	—	5,671
Substandard	—	10,323	11,362	4,704	2,430	14,537	11,482	692	55,530
Doubtful	—	—	—	—	—	77	—	—	77
Total loans	$295,550	$557,689	$317,787	$456,557	$459,025	$547,124	$994,636	$3,260	$3,631,628

Based on the analysis performed at December 31, 2024, the risk category of loans by type and year of origination is as follows.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$332,078	$191,947	$337,048	$162,180	$148,732	$166,614	$474,324	$855	$1,813,778
Special mention	331	—	103	—	—	378	497	—	1,309
Substandard	795	459	3,693	3,499	365	6,277	339	—	15,427
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$333,204	$192,406	$340,844	$165,679	$149,097	$173,269	$475,160	$855	$1,830,514
Commercial and industrial
Risk rating
Pass	$114,421	$78,335	$69,294	$32,227	$53,119	$16,902	$261,227	$994	$626,519
Special mention	121	—	160	18	—	870	131	—	1,300
Substandard	8,256	8,189	315	274	1,113	1,592	10,563	667	30,969
Doubtful	—	—	—	—	—	77	—	—	77
Total commercial and industrial	$122,798	$86,524	$69,769	$32,519	$54,232	$19,441	$271,921	$1,661	$658,865
Residential real estate
Risk rating
Pass	$25,981	$33,933	$35,687	$260,180	$7,622	$130,242	$66,981	$572	$561,198
Special mention	—	—	—	—	—	300	72	—	372
Substandard	—	195	253	403	123	3,370	807	45	5,196
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$25,981	$34,128	$35,940	$260,583	$7,745	$133,912	$67,860	$617	$566,766
Agricultural real estate
Risk rating
Pass	$52,369	$16,936	$24,551	$11,468	$20,508	$36,834	$95,410	$277	$258,353
Special mention	1,541	—	151	—	—	138	595	—	2,425
Substandard	—	2,054	56	571	76	3,659	54	—	6,470
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$53,910	$18,990	$24,758	$12,039	$20,584	$40,631	$96,059	$277	$267,248
Agricultural
Risk rating
Pass	$15,428	$4,045	$5,364	$2,576	$3,674	$1,308	$53,757	$49	$86,201
Special mention	—	—	—	—	—	32	—	—	32
Substandard	45	185	19	274	404	36	143	—	1,106
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$15,473	$4,230	$5,383	$2,850	$4,078	$1,376	$53,900	$49	$87,339
Consumer
Risk rating
Pass	$35,412	$17,503	$14,157	$5,765	$2,732	$2,724	$11,007	$—	$89,300
Special mention	—	—	—	—	—	—	—	—	—
Substandard	13	234	289	170	43	35	—	—	784
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$35,425	$17,737	$14,446	$5,935	$2,775	$2,759	$11,007	$—	$90,084
Total loans
Risk rating
Pass	$575,689	$342,699	$486,101	$474,396	$236,387	$354,624	$962,706	$2,747	$3,435,349
Special mention	1,993	—	414	18	—	1,718	1,295	—	5,438
Substandard	9,109	11,316	4,625	5,191	2,124	14,969	11,906	712	59,952
Doubtful	—	—	—	—	—	77	—	—	77
Total loans	$586,791	$354,015	$491,140	$479,605	$238,511	$371,388	$975,907	$3,459	$3,500,816

The following table discloses the charge-off and recovery activity by loan type and year of origination for the three month period ending March 31, 2025.

March 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$(3)	$(1)	$(14)	$(4)	$—	$—	$—	$(22)
Gross recoveries	—	—	—	199	—	243	—	—	442
Net charge-offs	$—	$(3)	$(1)	$185	$(4)	$243	$—	$—	$420
Commercial and industrial
Gross charge-offs	$—	$(40)	$(25)	$(37)	$(20)	$(310)	$(11)	$—	$(443)
Gross recoveries	—	—	4	3	86	279	31	1	404
Net charge-offs	$—	$(40)	$(21)	$(34)	$66	$(31)	$20	$1	$(39)
Residential real estate
Gross charge-offs	$—	$—	$(1)	$(2)	$—	$(8)	$(2)	$—	$(13)
Gross recoveries	—	—	—	—	—	9	—	—	9
Net charge-offs	$—	$—	$(1)	$(2)	$—	$1	$(2)	$—	$(4)
Agricultural real estate
Gross charge-offs	$—	$—	$—	$(6)	$—	$—	$—	$—	$(6)
Gross recoveries	—	—	—	—	—	54	—	—	54
Net charge-offs	$—	$—	$—	$(6)	$—	$54	$—	$—	$48
Agricultural
Gross charge-offs	$—	$(11)	$(5)	$(1)	$—	$—	$—	$—	$(17)
Gross recoveries	—	—	—	—	—	1	—	—	1
Net charge-offs	$—	$(11)	$(5)	$(1)	$—	$1	$—	$—	$(16)
Consumer
Gross charge-offs	$(70)	$(41)	$(125)	$(225)	$(60)	$(86)	$(31)	$—	$(638)
Gross recoveries	—	5	2	20	7	25	5	—	64
Net charge-offs	$(70)	$(36)	$(123)	$(205)	$(53)	$(61)	$(26)	$—	$(574)
Total loans
Gross charge-offs	$(70)	$(95)	$(157)	$(285)	$(84)	$(404)	$(44)	$—	$(1,139)
Gross recoveries	—	5	6	222	93	611	36	1	974
Net charge-offs	$(70)	$(90)	$(151)	$(63)	$9	$207	$(8)	$1	$(165)

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

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at March 31, 2025, and 2024, that were both experiencing financial difficulty and modified during the three months ended March 31, 2025, and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

March 31, 2025	Payment Delay	Rate Change	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$100	$—	$—	$—	$100	0.01%
Commercial and industrial	172	78	37	—	287	0.04%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	—	0.00%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$272	$78	$37	$—	$387	0.01%

March 31, 2024	Payment Delay	Rate Change	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$39	$21	$60	0.00%
Commercial and industrial	—	—	—	—	—	0.00%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	—	457	—	457	0.23%
Agricultural	1,223	—	—	—	1,223	0.82%
Consumer	—	—	—	—	—	0.00%
Total	$1,223	$—	$496	$21	$1,740	0.05%

At March 31, 2025, and 2024, there were $30 and $235 in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended March 31, 2025, and 2024.

March 31, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$643	$643
Commercial and industrial	78	—	3,584	3,662
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	595	—	595
Consumer	—	—	—	—
Total	$78	$595	$4,227	$4,900

March 31, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$40	$—	$—	$40
Commercial and industrial	25	—	2,224	2,249
Residential real estate	—	—	12	12
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$65	$—	$2,236	$2,301

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025, and 2024.

March 31, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	—
Commercial and industrial	—	0.49%	0.25
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	0.49%	0.25

March 31, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.67
Commercial and industrial	—	3.00%	1.89
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	0.88
Consumer	—	—%	—
Total loans	$—	3.00%	0.90

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of March 31, 2025, and December 31, 2024.

	Allowance for Credit Losses
	March 31, 2025	December 31, 2024
Commercial real estate	$138	$188
Commercial and industrial	1,230	1,170
Agricultural real estate	3	1
Residential real estate	43	69
Agricultural	1	12
Consumer	23	2
Total allowance for credit losses	$1,438	$1,442

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At March 31, 2025, the portfolio of interest rate swaps had a weighted average maturity of 5.7 years, a weighted average pay rate of 4.60% and a weighted average rate received of 7.46%. At December 31, 2024, the portfolio of interest rate swaps had a weighted average maturity of 5.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 7.70%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated debt and Federal Home Loan Bank advances interest expense and adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at March 31, 2025, and December 31, 2024.

	March 31, 2025			December 31, 2024
	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received
Subordinated debt hedges	10.5	2.81%	6.42%	10.7	2.81%	7.01%
Variable rate FHLB advance hedges	1.0	3.59%	4.34%	1.2	3.58%	4.42%
Prime based receivable loan hedges	—	—%	—%	—	—	—
Total cash flow hedges	1.6	3.53%	4.48%	1.9	3.54%	4.60%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At March 31, 2025, this portfolio of interest rate swaps had a weighted average maturity of 5.9 years, weighted average pay rate of 7.27% and a weighted average rate received of 7.35%. At December 31, 2024, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, weighted average pay rate of 6.72% and weighted average rate received of 6.85%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2025, and December 31, 2024.

	March 31, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$14,101	$1,174	$—	$14,503	$1,465	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	107,500	2,298	—	107,500	2,753	—
Total derivatives designated as hedging relationships	121,601	3,472	—	122,003	4,218	—
Derivatives not designated as hedging instruments:
Interest rate swaps	182,744	3,140	2,966	143,831	3,837	3,546
Total derivatives not designated as hedging instruments	182,744	3,140	2,966	143,831	3,837	3,546
Total	$304,345	6,612	2,966	$265,834	8,055	3,546
Cash collateral		—	5,584		—	7,270
Netting adjustments		(5,061)	(5,061)		(7,173)	(7,173)
Net amount presented in Balance Sheet		$1,551	$3,489		$882	$3,643

The table below lists designated and qualifying hedged items in fair value hedges at March 31, 2025, and December 31, 2024.

	March 31, 2025			December 31, 2024
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$14,669	$(1,441)	$(387)	$14,985	$(1,658)	$(399)
Total	$14,669	$(1,441)	$(387)	$14,985	$(1,658)	$(399)

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three month period ended March 31, 2025, and 2024, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended March 31,
	2025	2024
Derivatives designated as hedging instruments:
Interest rate swaps	$7	$1
Total net gain (loss) related to derivatives designated as hedging instruments	7	1
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—
Total net gains (losses) related to hedging relationships	7	1
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	389	76
Total net gains (losses) related to derivatives not designated as hedging instruments	389	76
Net gains (losses) on derivatives and hedging activities	$396	$77

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended March 31, 2025, and 2024.

	March 31, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(199)	$206	$7	$115
Total	$(199)	$206	$7	$115

	March 31, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$146	$(145)	$1	$161
Total	$146	$(145)	$1	$161

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended March 31, 2025, and 2024.

	March 31, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$—	$—	$—
FHLB advance hedges	(256)	(194)	185
Subordinated note hedges	(194)	(137)	68
Total	$(450)	$(331)	$253

	March 31, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$992	$749	$(1,098)
FHLB advance hedges	981	741	436
Subordinated note hedges	161	122	88
Total	$2,134	$1,612	$(574)

NOTE 5 – OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Changes in other real estate owned and other repossessed assets for the three months ended March 31, 2025 and March 31, 2024 were as follows.

March 31, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,773	$4,811	$9,584
Transfers in	113	246	359
Net (loss) gain on sales	34	11	45
Proceeds from sales	(456)	(4,758)	(5,214)
	4,464	310	4,774
Additions to valuation reserve	—	—	—
Capitalized cost	—	—	—
Recorded investment	$4,464	$310	$4,774

March 31, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$1,833	$380	$2,213
Transfers in	100	247	347
Net (loss) gain on sales	106	(7)	99
Proceeds from sales	(574)	(228)	(802)
	1,465	392	1,857
Additions to valuation reserve	—	—	—
Capitalized cost	—	—	—
Recorded investment	$1,465	$392	$1,857

Expenses related to other real estate owned and other repossessed assets for the three months ended March 31, 2024 and 2023 were as follows.

March 31, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(34)	$(11)	$(45)
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	82	64	146
Total	$48	$53	$101

March 31, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(106)	$7	$(99)
Gain on initial valuation of collateral	(3)	—	(3)
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	25	36	61
Total	$(84)	$43	$(41)

The balance of other real estate owned includes $117 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2025, and $134 at December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $380 at March 31, 2025, and $553 at December 31, 2024. At March 31, 2024 and December 31 ,2024, included in the other real estate owned balance is $2,141 related to closed bank locations transferred from premises and equipment.

NOTE 6 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended March 31, 2025, and December 31, 2024, are listed below.

March 31, 2025	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,474	$3,471	12.5	3.28%
Total operating leases	$3,474	$3,471	12.5	3.28%

December 31, 2024	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,600	$3,601	12.5	3.29%
Total operating leases	$3,600	$3,601	12.5	3.29%

Operating lease costs for the three months ended March 31, 2025, and 2024, are listed below.

	Three Months Ended March 31,
	2025	2024
Operating lease cost	$156	$120
Short-term lease cost	—	—
Variable lease cost	21	29
Total operating lease cost	$177	$149

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three month period ended March 31, 2025.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	March 31, 2025
Due in one year or less	$575
Due after one year through two years	611
Due after two years through three years	545
Due after three years through four years	372
Due after four years through five years	219
Thereafter	1,953
Total undiscounted cash flows	4,275
Discount on cash flows	(804)
Total operating lease liability	$3,471

NOTE 7 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2025, and December 31, 2024, are listed below.

	March 31, 2025	December 31, 2024
Federal funds purchased	$—	$—
Retail repurchase agreements	36,772	37,246

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $57,930 and $45,249 at March 31, 2025, and December 31, 2024. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024
Average daily balance during the period	$39,706	$39,791
Average interest rate during the period	1.82%	1.89%
Maximum month-end balance year-to-date	$40,423	$47,312
Weighted average interest rate at period-end	1.63%	1.74%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances.

Federal Home Loan Bank advances as of March 31, 2025, and December 31, 2024, are as follows.

	March 31, 2025	December 31, 2024
Federal Home Loan Bank line of credit advances	$136,734	$78,073
Federal Home Loan Bank fixed-rate term advances	100,000	100,000
Total Federal Home Loan Bank advances	$236,734	$178,073

At March 31, 2025, and December 31, 2024, the Company had un-disbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $47,850 and $118,326. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $820,482 and securities of $78,734 for a total of $899,216 at March 31, 2025, and qualifying loans of $885,128 and securities of $79,417 for a total of $964,545 at December 31, 2024. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $613,630 and $667,092 at March 31, 2025, and December 31, 2024.

Federal Reserve Bank borrowings

At March 31, 2025, and December 31, 2024, the Company had a borrowing capacity of $676,667 and $648,183, for which the Company has pledged loans with an outstanding balance of $879,619 and $852,957 and securities with a fair value of $6,955 and $9,070. The Company had no outstanding borrowings at March 31, 2025.

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

The loan was renewed and amended on February 10, 2025, with the same terms as the previous renewal and a new maturity date of February 10, 2026.

There were no outstanding principal balances on the bank stock loan at March 31, 2025, and December 31, 2024.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of March 31, 2025, and December 31, 2024, are listed below.

	March 31, 2025	December 31, 2024
Subordinated debentures	$24,035	$23,946
Subordinated notes	73,585	73,531
Total	$97,620	$97,477

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

Subordinated debentures as of March 31, 2025, and December 31, 2024, are listed below.

	March 31, 2025	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.56%	10.0
CTIII subordinated debentures	5,155	6.45%	12.2
CFSTI subordinated debentures	5,155	7.81%	7.5
ASBSTI subordinated debentures	7,732	6.36%	10.5
Total contractual balance	28,352
Fair market value adjustments	(4,317)
Total subordinated debentures	$24,035

	December 31, 2024	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.92%	10.3
CTIII subordinated debentures	5,155	6.51%	12.5
CFSTI subordinated debentures	5,155	7.84%	8.0
ASBSTI subordinated debentures	7,732	6.42%	10.7
Total contractual balance	28,352
Fair market value adjustments	(4,406)
Total subordinated debentures	$23,946

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

Subordinated notes as of March 31, 2025, are listed below.

	March 31, 2025	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	5.3
Total principal outstanding	75,000
Debt issuance cost	(1,415)
Total subordinated notes	$73,585

Subordinated notes as of December 31, 2024, are listed below.

	December 31, 2024	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	5.5
Total principal outstanding	75,000
Debt issuance cost	(1,469)
Total subordinated notes	$73,531

Future principal repayments

Future principal repayments of the March 31, 2025, outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	FRB Borrowings	Total
Due in one year or less	$36,772	$236,734	$—	$—	$—	$273,506
Due after one year through two years	—	—	—	—	—	—
Due after two years through three years	—	—	—	—	—	—
Due after three years through four years	—	—	—	—	—	—
Due after four years through five years	—	—	—	—	—	—
Thereafter	—	—	28,352	75,000	—	103,352
Total	$36,772	$236,734	$28,352	$75,000	$—	$376,858

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At March 31, 2025, and December 31, 2024, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024
Class A common stock – issued	22,910,299	22,807,163
Class A common stock – held in treasury	(5,379,537)	(5,379,537)
Class A common stock – outstanding	17,530,762	17,427,626
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $41 was recorded for the three months ended March, 2025. ESPP compensation expense of $35 was recorded for the three months ended March 2024. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2023 to February 14, 2024	16,884	21.79	65
February 15, 2024 to August 14, 2024	12,581	28.52	63
August 15, 2024 to February 14, 2025	13,921	32.05	79

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

In September of 2024, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2024, and concluding on September 30, 2025. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received October 7, 2024. At March 31, 2025, there are 1,000,000 shares remaining for repurchase under the program.

Accumulated other comprehensive income (loss)

At March 31, 2025, and December 31, 2024, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of March 31, 2025, and December 31, 2024, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
March 31, 2025
Net unrealized or unamortized gains (losses)	$(60,728)	$1,623	$(59,105)
Tax effect	14,521	(381)	14,140
	$(46,207)	$1,242	$(44,965)
December 31, 2024
Net unrealized or unamortized gains (losses)	$(74,797)	$2,073	$(72,724)
Tax effect	18,041	(498)	17,543
	$(56,756)	$1,575	$(55,181)

NOTE 9 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of March 31, 2025, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2025, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2025, and December 31, 2024, are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2025
Total capital to risk weighted assets
Equity Bancshares, Inc.	$733,650	18.32%	$420,589	10.50%	$	N/A	N/A
Equity Bank	623,900	15.62%	419,523	10.50%		399,546	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	612,803	15.30%	340,477	8.50%		N/A	N/A
Equity Bank	576,538	14.43%	339,614	8.50%		319,637	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	588,768	14.70%	280,392	7.00%		N/A	N/A
Equity Bank	576,638	14.43%	279,682	7.00%		259,705	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	612,803	11.76%	208,490	4.00%		N/A	N/A
Equity Bank	576,638	11.09%	207,933	4.00%		259,916	5.00%
December 31, 2024
Total capital to risk weighted assets
Equity Bancshares, Inc.	$720,736	18.07%	$418,716	10.50%	$	N/A	N/A
Equity Bank	607,579	15.27%	417,722	10.50%		397,830	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	602,496	15.11%	338,961	8.50%		N/A	N/A
Equity Bank	562,870	14.15%	338,156	8.50%		318,264	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	578,550	14.51%	279,144	7.00%		N/A	N/A
Equity Bank	562,870	14.15%	278,481	7.00%		258,590	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	602,496	11.67%	206,442	4.00%		N/A	N/A
Equity Bank	562,870	10.93%	206,000	4.00%		257,500	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 10 – EARNINGS PER SHARE

The following table presents earnings per share for the three months ended March 2025, and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Basic:
Net income (loss) allocable to common stockholders	$15,041	$14,068
Weighted average common shares outstanding	17,475,058	15,416,060
Weighted average vested restricted stock units	7,763	9,649
Weighted average shares	17,482,821	15,425,709
Basic earnings (loss) per common share	$0.86	$0.91
Diluted:
Net income (loss) allocable to common stockholders	$15,041	$14,068
Weighted average common shares outstanding for:
Basic earnings per common share	17,482,821	15,425,709
Dilutive effects of the assumed exercise of stock options	62,743	52,609
Dilutive effects of the assumed vesting of restricted stock units	112,291	89,685
Dilutive effects of the assumed exercise of ESPP purchases	1,738	1,222
Average shares and dilutive potential common shares	17,659,593	15,569,225
Diluted earnings (loss) per common share	$0.85	$0.90

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of March 31, 2025, and 2024.

	Three Months Ended
	March 31, 2025	March 31, 2024
Stock options	237,004	177,563
Restricted stock units	74,263	5,177
Total antidilutive shares	311,267	182,740

NOTE 11 – FAIR VALUE

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of March 31, 2025, and December 31, 2024.

	March 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$66,250	$—
U.S. Treasury securities	36,793	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities		587,445	—
Private label residential mortgage-backed securities	—	123,885	—
Corporate	—	57,986	—
Small Business Administration loan pools	—	5,977	—
State and political subdivisions	—	72,117	—
Derivative assets:
Derivative assets (included in other assets)	—	6,612	—
Cash collateral held by counterparty and netting adjustments	(5,061)	—	—
Total derivative assets	(5,061)	6,612	—
Other assets:
Equity securities with readily determinable fair value	1,008	—	—
Total other assets	1,008	—	—
Total assets	$32,740	$920,272	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$2,966	$—
Cash collateral held by counterparty and netting adjustments	523	—	—
Total derivative liabilities	523	2,966	—
Total liabilities	$523	$2,966	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$65,094	$—
U.S. Treasury securities	86,563	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	589,172	—
Private label residential mortgage-backed securities	—	124,664	—
Corporate	—	58,652	—
Small Business Administration loan pools	—	6,266	—
State and political subdivisions	—	74,044	—
Derivative assets:
Derivative assets (included in other assets)	—	8,055	—
Cash collateral held by counterparty and netting adjustments	(7,173)	—	—
Total derivative assets	(7,173)	8,055	—
Other assets:
Equity securities with readily determinable fair value	1,031	—	—
Total other assets	1,031	—	—
Total assets	$80,421	$925,947	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,546	$—
Cash collateral held by counterparty and netting adjustments	97	—	—
Total derivative liabilities	97	3,546	—
Total liabilities	$97	$3,546	$—

There were no material transfers between levels during the three months ended March 31, 2025, or the year ended December 31, 2024. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of March 31, 2025, and December 31, 2024.

	March 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$3,602
Commercial and industrial	—	—	5,992
Residential real estate	—	—	3,465
Agricultural real estate	—	—	724
Other	—	—	1,181
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$3,375
Commercial and industrial	—	—	6,316
Residential real estate	—	—	3,525
Agricultural real estate	—	—	3,040
Other	—	—	1,113
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2025, or December 31, 2024.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of March 31, 2025, and December 31, 2024.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
March 31, 2025
Individually evaluated real estate loans	$14,964	Sales Comparison Approach	Adjustments for differences between comparable sales	9% - 24% (16%)
Individually evaluated other real estate owned	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)
December 31, 2024
Individually evaluated real estate loans	$17,369	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 44% (24%)
Individually evaluated other real estate owned	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for March 31, 2025, and December 31, 2024.

	March 31, 2025
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$431,382	$431,382	$431,382	$—	$—
Available-for-sale securities	950,453	950,453	36,793	913,660	—
Held-to-maturity securities	5,226	5,295	—	5,295	—
Loans held for sale	338	338	—	338	—
Loans, net of allowance for credit losses	3,585,804	3,540,171	—	—	3,540,171
Federal Reserve Bank and Federal Home Loan Bank stock	31,960	31,960	—	31,960	—
Interest receivable	26,791	26,791	—	26,791	—
Derivative assets	6,612	6,612	—	6,612	—
Cash collateral held by derivative counterparty and netting adjustments	(5,061)	(5,061)	(5,061)	—	—
Total derivative assets	1,551	1,551	(5,061)	6,612	—
Equity securities with readily determinable fair value	1,008	1,008	1,008	—	—
Total assets	$5,034,513	$4,988,949	$464,122	$984,656	$3,540,171
Financial liabilities:
Deposits	$4,405,364	$4,402,227	$—	$4,402,227	$—
Federal funds purchased and retail repurchase agreements	36,772	36,772	—	36,772	—
Federal Home Loan Bank advances	236,734	236,734	—	236,734	—
Subordinated debentures	24,035	24,035	—	24,035	—
Subordinated notes	73,585	73,585	—	73,585	—
Contractual obligations	9,398	9,398	—	9,398	—
Interest payable	7,559	7,559	—	7,559	—
Derivative liabilities	2,966	2,966	—	2,966	—
Cash collateral held by derivative counterparty and netting adjustments	523	523	523	—	—
Total derivative liabilities	3,489	3,489	523	2,966	—
Total liabilities	$4,796,936	$4,793,799	$523	$4,793,276	$—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$383,747	$383,747	$383,747	$—	$—
Available-for-sale securities	1,004,455	1,004,455	86,563	917,892	—
Held-to-maturity securities	5,217	5,214	—	5,214	—
Loans held for sale	513	513	—	513	—
Loans, net of allowance for credit losses	3,457,549	3,405,767	—	—	3,405,767
Federal Reserve Bank and Federal Home Loan Bank stock	27,875	27,875	—	27,875	—
Interest receivable	28,913	28,913	—	28,913	—
Derivative assets	8,055	8,055	—	8,055	—
Cash collateral held by derivative counterparty and netting adjustments	(7,173)	(7,173)	(7,173)	—	—
Total derivative assets	882	882	(7,173)	8,055	—
Equity securities with readily determinable fair value	1,031	1,031	1,031	—	—
Total assets	$4,910,182	$4,858,397	$464,168	$988,462	$3,405,767
Financial liabilities:
Deposits	$4,374,789	$4,370,728	$—	$4,370,728	$—
Federal funds purchased and retail repurchase agreements	37,246	37,246	—	37,246	—
Federal Home Loan Bank advances	178,073	178,073	—	178,073	—
Subordinated debentures	23,946	23,946	—	23,946	—
Subordinated notes	73,531	73,156	—	73,156	—
Contractual obligations	12,067	12,067	—	12,067	—
Interest payable	5,032	5,032	—	5,032	—
Derivative liabilities	3,546	3,546	—	3,546	—
Cash collateral held by derivative counterparty and netting adjustments	97	97	97	—	—
Total derivative liabilities	3,643	3,643	97	3,546	—
Total liabilities	$4,708,327	$4,703,891	$97	$4,703,794	$—

The fair value of off-balance-sheet items is not considered material.

NOTE 12 – COMMITMENTS AND CREDIT RISK

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2025, and December 31, 2024, were as follows.

	March 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$26,395	$323,230	$28,758	$389,370
Mortgage loans in the process of origination	4,534	4,547	1,345	2,252
Unused lines of credit	160,024	365,342	162,753	377,091

At March 31, 2025, the fixed rate loan commitments have interest rates ranging from 3.95% to 10.00% and maturities ranging from 1 month to 71 months.

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

The contractual amounts of standby letters of credit as of March 31, 2025, and December 31, 2024, were as follows.

	March 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$13,867	$28,071	$15,081	$27,715

NOTE 13 – LEGAL MATTERS

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

NOTE 14 – REVENUE RECOGNITION

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2025, and 2024.

	Three Months Ended March 31,
	2025	2024
Non-interest income
Service charges and fees	$2,064	$2,569
Debit card income	2,504	2,447
Mortgage banking(a)	106	188
Increase in bank-owned life insurance(a)	3,593	828
Net gain (loss) on acquisitions(a)	—	1,239
Net gain (loss) from securities transactions(a)	12	43
Other
Investment referral income	118	138
Trust income	457	319
Insurance sales commissions	37	36
Recovery on zero-basis purchased loans(a)	2	3,345
Income (loss) from equity method investments(a)	—	(56)
Other non-interest income related to loans and deposits	1,371	—
Other non-interest income not related to loans and deposits(a)	66	635
Total other non-interest income	2,051	4,417
Total	$10,330	$11,731
(a) Not within the scope of ASC 606.

NOTE 15 – BUSINESS COMBINATIONS AND BRANCH SALES

On April 2, 2025 the Company entered into an agreement and plan of reorganization with NBC Corp. of Oklahoma ("NBC"). Acquisition-related costs associated with the NBC transaction during the three months ended March 31, 2025 were $66 ($50 on an after-tax basis).

NOTE 16 – SEGMENT REPORTING

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

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets for the three months ended March 31, 2025, and 2024. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended March 31, 2025
Interest and dividend income	$74,623	$61	$—		$74,684
Interest expense	22,522	1,870	—		24,392
Net interest income	52,101	(1,809)	—		50,292
Provision (reversal) for credit losses	2,722	—	—		2,722
Net interest income after provision (reversal) for credit losses	49,379	(1,809)	—		47,570
Non-interest income
Service charges and fees	2,064	—	—		2,064
Debit card income	2,504	—	—		2,504
Mortgage banking	106	—	—		106
Increase in value of bank-owned life insurance	3,593	—	—		3,593
Net gain on acquisition and branch sales	—	—	—		—
Net gain (loss) from securities transactions	12	—	—		12
Other	2,051	17,044	(17,044)	(a)	2,051
Total non-interest income	10,330	17,044	(17,044)		10,330
Non-interest expense
Salaries and employee benefits	19,896	58	—		19,954
Net occupancy and equipment	3,675	—	—		3,675
Data processing	5,086	—	—		5,086
Professional fees	1,330	197	—		1,527
Advertising and business development	1,344	—	—		1,344
Telecommunications	587	—	—		587
FDIC insurance	630	—	—		630
Courier and postage	799	—	—		799
Free nationwide ATM cost	513	—	—		513
Amortization of core deposit intangibles	1,045	—	—		1,045
Loan expense	129	—	—		129
Other real estate owned	99	2	—		101
Merger expenses	66	—	—		66
Other	3,160	434	—		3,594
Intersegment service charges	(375)	375	—		—
Total non-interest expense	37,984	1,066	—		39,050
Income (loss) before income tax	21,725	14,169	(17,044)		18,850
Provision (benefit) for income taxes	4,440	(631)	—		3,809
Total segment profit/(loss)	$17,285	$14,800	$(17,044)		$15,041

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended March 31, 2024
Interest and dividend income	$71,590	$177	$—		$71,767
Interest expense	25,662	1,923	—		27,585
Net interest income	45,928	(1,746)	—		44,182
Provision (reversal) for credit losses	1,000	—	—		1,000
Net interest income after provision (reversal) for credit losses	44,928	(1,746)	—		43,182
Non-interest income
Service charges and fees	2,569	—	—		2,569
Debit card income	2,447	—	—		2,447
Mortgage banking	188	—	—		188
Increase in value of bank-owned life insurance	828	—	—		828
Net gain on acquisition and branch sales	1,240	—	—		1,240
Net gain (loss) from securities transactions	(251)	294	—		43
Other	4,416	16,303	(16,303)	(a)	4,416
Total non-interest income	11,437	16,597	(16,303)		11,731
Non-interest expense
Salaries and employee benefits	18,049	48	—		18,097
Net occupancy and equipment	3,535	—	—		3,535
Data processing	4,828	—	—		4,828
Professional fees	1,230	162	—		1,392
Advertising and business development	1,237	1	—		1,238
Telecommunications	655	—	—		655
FDIC insurance	571	—	—		571
Courier and postage	606	—	—		606
Free nationwide ATM cost	494	—	—		494
Amortization of core deposit intangibles	899	—	—		899
Loan expense	109	—	—		109
Other real estate owned	(41)	—	—		(41)
Merger expenses	996	560	—		1,556
Other	2,512	701	—		3,213
Intersegment service charges	345	(345)	—		—
Total non-interest expense	36,025	1,127	—		37,152
Income (loss) before income tax	20,340	13,724	(16,303)		17,761
Provision (benefit) for income taxes	4,171	(478)	—		3,693
Total segment profit/(loss)	$16,169	$14,202	$(16,303)		$14,068

(a) Elimination of equity in earnings of subsidiary

	For the Three Months Ended March 31,
	2025			2024
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$1,434	$45	$1,479	$1,329	$45	$1,374
Amortization of operating lease right-of-use-asset	127	—	127	92	—	92
Amortization of cloud computing implementation costs	21	—	21	35	—	35
Amortization of intangible assets	1,144	—	1,144	935	—	935
Purchase of long lived assets	1,464	—	1,464	5,464	—	5,464
Provision (benefit) for income taxes	4,440	(631)	3,809	4,171	(478)	3,693

	March 31,	December 31,
	2025	2024
Assets
Total assets for reportable segments	$5,430,194	$5,316,222
Holding company administrative adjustments	729,101	703,685
Elimination of bank cash and intercompany receivable of subsidiaries	(104,137)	(107,522)
Elimination of investment in subsidiaries	(609,058)	(580,338)
Consolidated total assets	$5,446,100	$5,332,047

NOTE 17 – SUBSEQUENT EVENTS

On April 2, 2025, the Company entered into an agreement and plan of reorganization with NBC Corp. of Oklahoma ("NBC"). NBC Corp. of Oklahoma is the parent company of NBC Oklahoma, an Oklahoma state bank which has seven branch locations in Oklahoma City, Altus, Kingfisher, and Enid as well as a loan production office in Alva. In NBC Oklahoma's March 31, 2025, unaudited Consolidated Report of Condition, NBC Oklahoma reported total assets of $903,349, which included total loans of $690,012. At March 31, 2025, total liabilities of $832,998 were reported by NBC Oklahoma, which included deposits of $810,727. NBC Oklahoma reported $3,291 in net income before income taxes for the three months ended March 31, 2025. The Company anticipates there will core deposit intangible and goodwill recorded with this acquisition.

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 7, 2025, and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$74,684	$74,979	$74,965	$75,132	$71,767
Interest expense	24,392	25,506	28,934	28,656	27,585
Net interest income	50,292	49,473	46,031	46,476	44,182
Provision (reversal) for credit losses	2,722	98	1,183	265	1,000
Net gain on acquisition and branch sales	—	—	831	60	1,240
Net gain (loss) from securities transactions	12	(2)	206	(27)	43
Other non-interest income	10,318	8,818	8,280	8,925	10,448
Merger expenses	66	—	618	2,287	1,556
Other non-interest expense	38,984	37,806	29,710	36,584	35,596
Income (loss) before income taxes	18,850	20,385	23,837	16,298	17,761
Provision for income taxes	3,809	3,399	3,986	4,582	3,693
Net income (loss)	15,041	16,986	19,851	11,716	14,068
Net income (loss) allocable to common stockholders	15,041	16,986	19,851	11,716	14,068
Basic earnings (loss) per share	$0.86	$1.06	$1.30	$0.77	$0.91
Diluted earnings (loss) per share	$0.85	$1.04	$1.28	$0.76	$0.90
Balance Sheet Data (at period end)
Cash and cash equivalents	$431,382	$383,747	$235,483	$260,266	$235,018
Securities available-for-sale	950,453	1,004,455	1,041,000	1,042,176	1,091,717
Securities held-to-maturity	5,226	5,217	5,408	5,226	2,205
Loans held for sale	338	513	901	1,959	1,311
Gross loans held for investment	3,631,628	3,500,816	3,600,925	3,454,407	3,482,163
Allowance for credit losses	45,824	43,267	43,490	43,487	44,449
Loans held for investment, net of allowance for credit losses	3,585,804	3,457,549	3,557,435	3,410,920	3,437,714
Goodwill and core deposit intangibles, net	67,025	68,070	69,130	69,737	70,955
Mortgage servicing asset, net	—	—	—	25	50
Naming rights, net	5,926	957	968	979	989
Total assets	5,446,100	5,332,047	5,355,233	5,245,517	5,239,036
Total deposits	4,405,364	4,374,789	4,362,944	4,341,437	4,371,026
Borrowings	371,126	312,796	431,529	385,533	360,800
Total liabilities	4,828,776	4,739,129	4,851,195	4,784,082	4,782,260
Total stockholders’ equity	617,324	592,918	504,038	461,435	456,776
Tangible common equity*	544,373	523,891	433,940	390,694	384,782
Performance ratios
Return on average assets (ROAA) annualized	1.17%	1.31%	1.52%	0.91%	1.10%
Return on average equity (ROAE) annualized	10.07%	12.67%	16.27%	10.35%	12.29%
Return on average tangible common equity (ROATCE)* annualized	12.12%	15.30%	19.92%	13.31%	14.96%
Yield on loans annualized	7.15%	7.15%	7.11%	7.15%	6.85%
Cost of interest-bearing deposits annualized	2.44%	2.57%	2.85%	2.78%	2.77%
Cost of total deposits	1.90%	1.99%	2.20%	2.14%	2.16%
Net interest margin annualized	4.27%	4.17%	3.87%	3.94%	3.75%
Efficiency ratio*	62.43%	63.02%	52.59%	63.77%	63.45%
Non-interest expense to net interest income plus non-interest income	64.42%	64.86%	54.80%	70.12%	66.45%
Non-interest income / average assets annualized	0.80%	0.68%	0.71%	0.69%	0.92%
Non-interest expense / average assets annualized	3.04%	2.91%	2.32%	3.01%	2.90%
Dividend payout ratio	17.81%	15.62%	11.74%	15.79%	13.31%
Performance ratios - Core
Core earnings per diluted share*	$0.90	$1.10	$1.32	$1.05	$0.96
Core return on average assets*	1.24%	1.37%	1.56%	1.25%	1.17%
Core return on average equity*	10.69%	13.29%	16.73%	14.25%	13.11%
Core return on average tangible common equity*	12.14%	15.29%	19.58%	16.89%	15.16%
Core non-interest expense / average assets*	2.94%	2.83%	2.18%	2.73%	2.71%
Capital Ratios
Tier 1 Leverage Ratio	11.76%	11.67%	9.55%	9.14%	9.10%
Common Equity Tier 1 Capital Ratio	14.70%	14.51%	11.37%	11.12%	11.14%
Tier 1 Risk Based Capital Ratio	15.30%	15.11%	11.94%	11.70%	11.73%
Total Risk Based Capital Ratio	18.32%	18.07%	14.78%	14.61%	14.71%
Total Stockholders equity / Total Assets	11.34%	11.12%	9.41%	8.80%	8.72%
Tangible common equity to tangible assets*	10.13%	9.95%	8.21%	7.55%	7.45%
Book value per share	$35.23	$34.04	$32.97	$30.36	$29.80
Tangible common book value per share*	$31.07	$30.07	$28.38	$25.70	$25.10
Tangible common book value per diluted share*	$30.84	$29.70	$28.00	$25.44	$24.87

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 71 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of March 31, 2025, we had consolidated total assets of $5.45 billion, total loans held for investment, net of allowance, of $3.59 billion, total deposits of $4.41 billion, and total stockholders’ equity of $617.3 million. During the three month period ended March 31, 2025, the Company had net income of $15.0 million. The Company had net income of $14.1 million for the three month period ended March 31, 2024.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the December 31, 2024, audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 7, 2025. The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements. Our accounting policies are described in “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Interim Consolidated Financial Statements.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of March 31, 2025. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration, modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended March 31, 2025, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended March 31, 2025, compared with three months ended March 31, 2024: Net income allocable to common stockholders for the three months ended March 31, 2025, was $15.0 million, or $0.85 diluted earnings per share as compared to $14.1 million, or $0.90 diluted earnings per share for the three months ended March 31, 2024, an increase of $973 thousand. The increase was largely due to an increase in net interest income of $4.4 million, offset by a decrease of $1.40 million in other income and an increase in other non-interest expense of $1.90 million.

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

Three months ended March 31, 2025, compared with three months ended March 31, 2024: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2025, and 2024. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Three Months Ended March 31,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$690,124	$14,322	8.42%	$634,638	$12,412	7.87%
Commercial real estate	1,424,110	24,591	7.00%	1,449,177	24,601	6.83%
Real estate construction	457,910	8,802	7.80%	354,801	7,775	8.81%
Residential real estate	565,672	6,715	4.81%	580,426	6,461	4.48%
Agricultural real estate	264,100	5,415	8.32%	197,023	3,468	7.08%
Agricultural	84,901	1,667	7.96%	131,035	2,391	7.34%
Consumer	88,413	1,485	6.81%	105,453	1,721	6.56%
Total loans	3,575,230	62,997	7.15%	3,452,553	58,829	6.85%
Taxable securities	937,021	9,114	3.94%	1,011,466	9,877	3.93%
Nontaxable securities	56,815	377	2.69%	62,635	391	2.51%
Total Securities	993,836	9,491	3.87%	1,074,101	10,268	3.84%
Federal funds sold and other	202,906	2,196	4.39%	215,546	2,670	4.98%
Total interest-earning assets	4,771,972	74,684	6.35%	4,742,200	71,767	6.09%
Non-interest-earning assets:
Other real estate owned, net	4,619			1,768
Premises and equipment, net	117,437			115,758
Bank-owned life insurance	133,272			125,181
Goodwill, core deposit and other intangibles, net	72,389			62,203
Other non-interest-earning assets	112,728			105,804
Total assets	$5,212,417			$5,152,914
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,061,195	5,580	2.13%	$1,082,620	7,447	2.77%
Savings and money market	1,466,589	8,001	2.21%	1,437,901	8,213	2.30%
Demand, savings and money market	2,527,784	13,581	2.18%	2,520,521	15,660	2.50%
Certificates of deposit	693,346	5,796	3.39%	799,386	7,195	3.62%
Total interest-bearing deposits	3,221,130	19,377	2.44%	3,319,907	22,855	2.77%
FHLB term and line of credit advances	274,385	2,916	4.31%	113,348	1,144	4.06%
Subordinated debt	97,540	1,851	7.69%	96,991	1,899	7.88%
Federal Reserve Bank borrowings	—	—	0.00%	124,615	1,361	4.39%
Other borrowings	46,213	248	2.18%	55,212	326	2.37%
Total interest-bearing liabilities	3,639,268	24,392	2.72%	3,710,073	27,585	2.99%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	922,021			934,976
Non-interest-bearing liabilities	45,211			47,621
Stockholders’ equity	605,917			460,244
Total liabilities and stockholders’ equity	$5,212,417			$5,152,914
Net interest income		$50,292			$44,182
Interest rate spread			3.63%			3.10%
Net interest margin(2)			4.27%			3.75%
Total cost of deposits, including non-interest bearing deposits	$4,143,151	$19,377	1.90%	$4,254,883	$22,855	2.16%
Average interest-earning assets to interest-bearing liabilities			131.12%			127.82%

(1)
Average loan balances include non-accrual loans.
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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended March 31, 2025, and 2024.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2025, and 2024

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$1,124	$786	$1,910
Commercial real estate	(429)	419	(10)
Real estate construction	2,064	(1,037)	1,027
Residential real estate	(167)	421	254
Agricultural real estate	1,312	635	1,947
Agricultural	(894)	170	(724)
Consumer	(286)	50	(236)
Total loans	2,724	1,444	4,168
Taxable securities	(725)	(38)	(763)
Nontaxable securities	(38)	24	(14)
Total securities	(763)	(14)	(777)
Federal funds sold and other	(151)	(323)	(474)
Total interest-earning assets	1,810	1,107	2,917
Interest-bearing liabilities:
Interest-bearing demand deposits	(145)	(1,722)	(1,867)
Savings and money market	162	(374)	(212)
Demand, savings and money market	17	(2,096)	(2,079)
Certificates of deposit	(910)	(489)	(1,399)
Total interest-bearing deposits	(893)	(2,585)	(3,478)
FHLB term and line of credit advances	1,709	63	1,772
Subordinated debt	11	(59)	(48)
Federal Reserve Bank borrowings	(1,361)	—	(1,361)
Other borrowings	(50)	(28)	(78)
Total interest-bearing liabilities	(584)	(2,609)	(3,193)
Net Interest Income	$2,394	$3,716	$6,110

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

Interest income increased $2.9 million for the quarter ended March 31, 2025, as compared to the quarter ended March 31, 2024. Of this increase, $1.8 million is attributable to increases in volume of average asset and $1.1 million is attributable to an increase in the rate/yield on interest earning assets. Realized rate/yield increases on loan were attributable to 22 basis point (bp) increase from non-accrual interest adjustment, a 12 bp increase from hedge accounting net settlements, 3 bp increase from the accretion of merger purchase accounting adjustments and a 2 bp increase from fee income partially offset by a 4 bp decrease from the amortization of loan origination fees and a 2 bp decrease from changes in coupon rates. Interest Income on securities decreased primarily due to a decrease in volume due to maturities and calls and to a lesser extent a decrease in the rate/yield. The decrease in the interest income on federal funds sold and other was primarily due to a decrease in the rate/yield as well as a decrease in volume. The increase in interest income from interest earning assets was primarily from an increase in the rate/yield that was complemented by higher earning asset volume, accounting for the remaining $1.8 million in period over period growth.

The decrease in interest expense of $3.2 million was due to the deposit portfolio repricing, the decrease in Federal Reserve bank borrowing offset by the increased utilization of our FHLB borrowing line.

During the quarter ended March 31, 2025, when compared to the quarter ended March 31, 2024, net interest margin increased 52 basis points and net interest spread increased by 53 basis points to 3.63% from 3.10%. The increase in net interest margin and net interest spread is primarily driven by the increase in loan interest income and the decrease in the cost of interest-bearing deposits.

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

Three months ended March 31, 2025, compared with three months ended March 31, 2024: During the three months ended March 31, 2025 and 2024, there was a provision for credit losses of $2.7 million compared to a provision for credit losses of $1.0 million. The comparatively higher provision for the three months ended March 31, 2025 is primarily attributable to the loan growth as well as a general decline in the economic outlook for the recent volatility and potential stress created by the recent changes to the US trade policy. The Company continues to estimate the allowance for credit losses with assumptions that anticipate slower prepayment rates and continued market disruption caused by trade policy, elevated inflation, supply chain issues and the impact of monetary policy on consumers and businesses. Net charge-offs for the three months ended March 31, 2025 and 2024, were $165 thousand and $668 thousand, respectively. For the three months ended March 31, 2025, gross charge-offs were $1.1 million, offset by gross recoveries of $974 thousand. In comparison, gross charge-offs were $882 thousand for the three months ended March 31, 2024, offset by gross recoveries of $215 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, trust income and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended March 31, 2025, compared with three months ended March 31, 2024: The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2025, and 2024.

Non-Interest Income

For the Three Months Ended March 31,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Service charges and fees	$2,064	$2,569	$(505)	(19.7)%
Debit card income	2,504	2,447	57	2.3%
Mortgage banking	106	188	(82)	(43.6)%
Increase in value of bank-owned life insurance	3,593	828	2,765	333.9%
Other
Investment referral income	118	138	(20)	(14.5)%
Trust income	457	319	138	43.3%
Insurance sales commissions	37	36	1	2.8%
Recovery on zero-basis purchased loans	2	3,345	(3,343)	(99.9)%
Income (loss) from equity method investments	—	(56)	56	(100.0)%
Other non-interest income	1,437	634	803	126.7%
Total other	2,051	4,416	(2,365)	(53.6)%
Subtotal	10,318	10,448	(130)	(1.2)%
Net gain (loss) on acquisition and branch sales	—	1,240	(1,240)	100.0%
Net gain (loss) from securities transactions	12	43	(31)	(72.1)%
Total non-interest income	$10,330	$11,731	$(1,401)	(11.9)%

Total non-interest income decreased $1.4 million during the three months ended March 31, 2025, as compared to the same period in 2024. The decrease is largely attributable to a reduction in the recovery on zero basis loans and gain on acquisition offset by an increase in the value of bank owned life insurance. During the quarter, the Bank realized a death benefit on an insured under its bank owned life insurance program. This benefit drove the comparative increase noted above. The increase in other other non-interest income is comprised of a number of insignificant changes by other income categories.

Non-Interest Expense

Three months ended March 31, 2025, compared with three months ended March 31, 2024: For the three months ended March 31, 2025, non-interest expense totaled $39.1 million, an increase of $1.9 million, when compared to the three months ended March 31, 2024. Changes in the various components of non-interest expense for the three months ended March 31, 2025, and 2024, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended March 31,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Salaries and employee benefits	$19,954	$18,097	$1,857	10.3%
Net occupancy and equipment	3,675	3,535	140	4.0%
Data processing	5,086	4,828	258	5.3%
Professional fees	1,527	1,392	135	9.7%
Advertising and business development	1,344	1,238	106	8.6%
Telecommunications	587	655	(68)	(10.4)%
FDIC insurance	630	571	59	10.3%
Courier and postage	799	606	193	31.8%
Free nationwide ATM cost	513	494	19	3.8%
Amortization of core deposit intangible	1,045	899	146	16.2%
Loan expense	129	109	20	18.3%
Other real estate owned	101	(41)	142	(346.3)%
Other	3,594	3,213	381	11.9%
Subtotal	38,984	35,596	3,388	9.5%
Merger expenses	66	1,556	(1,490)	(95.8)%
Total non-interest expense	$39,050	$37,152	$1,898	5.1%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $1.9 million for the period ended March 31, 2025, as compared to the same period in 2024. The increase in employee salaries and wages was primarily due to additional payroll costs as well as an increase in incentive compensation and stock related compensation expense, which is partially driven by the increase in staff from 2024 Rockhold and KansasLand mergers.

Data processing: There was an increase in data processing costs of $258 thousand for the period ended March 31, 2025, as compared to the same period in 2024. The increase is primarily due to the renewal of software licenses.

Amortization of core deposit intangible: Amortization of core deposit intangibles cost increased $146 thousand for the period ended March 31, 2025, as compared to the same period in 2024. The increase is due to additional amortization from the Rockhold and KansasLand mergers.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The overall increase is comprised of a number of insignificant changes by expense categories noted above.

Merger expenses: The decrease is primarily due to the completion of the Rockhold merger in the prior period and the preliminary work for the recently announced NBC merger, which is expected to close in second quarter of 2025.

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

The efficiency ratio was 62.43% for the three months ended March 31, 2025, compared with 63.45% for the three months ended March 31, 2024. The improvement was primarily due to the a greater percentage increase in interest and other income compared to the percentage increase in non-interest expenses.

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

Three months ended March 31, 2025, compared with three months ended March 31, 2024: The effective income tax rate for the three month period ended March 31, 2025, was 20.2% as compared to 20.8% for the three month period ended March 31, 2024. The decrease in rate for the quarter ended March 31, 2025 is the result of increased tax benefits related to non-taxable bank owned life insurance, stock compensation, and a reduction in non-deductible transaction costs in the current quarter when compared to the quarter ended March 31, 2024 offset by a tax benefit related to a bargain purchase gain recognized in the quarter ended March 31, 2024.

Financial Condition

Total assets increased $114.1 million from December 31, 2024, to $5.45 billion at March 31, 2025. This variance was primarily due to an increase in loans held for investment of $130.8 million, an increase of $47.6 million in cash and cash equivalents, partially offset by a decrease in available for sale securities of $54.0 million. Total liabilities increased $89.6 million to $4.83 billion at March 31, 2025. The change in total liabilities is mostly due to increases in total deposits of $30.6 million and Federal Home Loan bank advances of $58.7 million. Total stockholders’ equity increased $24.4 million from $592.9 million at December 31, 2024, to $617.3 million at March 31, 2025, principally due to net income for the three months ended March 31, 2025 and a decrease in unrealized losses on available for sale securities, net of tax.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	March 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$762,906	21.0%	$658,865	18.8%	$104,041	15.8%
Real estate loans:
Commercial real estate	1,863,200	51.3%	1,830,514	52.3%	32,686	1.8%
Residential real estate	563,954	15.5%	566,766	16.2%	(2,812)	(0.5)%
Agricultural real estate	260,683	7.2%	267,248	7.6%	(6,565)	(2.5)%
Total real estate loans	2,687,837	74.0%	2,664,528	76.1%	23,309	0.9%
Agricultural	94,199	2.6%	87,339	2.5%	6,860	7.9%
Consumer	86,686	2.4%	90,084	2.6%	(3,398)	(3.8)%
Total loans held for investment	$3,631,628	100.0%	$3,500,816	100.0%	$130,812	3.7%
Total loans held for sale	$338	100.0%	$513	100.0%	$(175)	(34.1)%
Total loans held for investment (net of allowances)	$3,585,804	100.0%	$3,457,549	100.0%	$128,255	3.7%

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

At March 31, 2025, gross total loans, including loans held for sale, were 82.4% of deposits and 66.7% of total assets. At December 31, 2024, gross total loans, including loans held for sale, were 80.0% of deposits and 65.7% of total assets.

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

Commercial real estate: Commercial real estate loans include all loans secured by non-farm nonresidential properties and multifamily residential properties, as well as 1-4 family investment-purpose real estate loans.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2025, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2025
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$262,344	$337,966	$103,355	$59,241	$762,906
Real Estate:
Commercial real estate	463,227	1,092,193	236,669	71,111	1,863,200
Residential real estate	2,341	10,864	121,485	429,264	563,954
Agricultural real estate	93,878	112,102	25,846	28,857	260,683
Total real estate	559,446	1,215,159	384,000	529,232	2,687,837
Agricultural	51,251	25,137	5,157	12,654	94,199
Consumer	33,094	43,210	8,388	1,994	86,686
Total	$906,135	$1,621,472	$500,900	$603,121	$3,631,628
Loans with a predetermined fixed interest rate	$369,085	$585,767	$107,879	$287,635	$1,350,366
Loans with an adjustable/floating interest rate	537,050	1,035,705	393,021	315,486	2,281,262
Total	$906,135	$1,621,472	$500,900	$603,121	$3,631,628

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2024, are summarized in the following table.

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2025	December 31, 2024
	(Dollars in thousands)
Non-accrual loans	$24,245	$27,050
Accruing loans 90 or more days past due	984	181
OREO acquired through foreclosure, net	2,323	2,632
Other repossessed assets	310	4,812
Total nonperforming assets	$27,862	$34,675
Ratios:
Nonperforming assets to total assets	0.51%	0.65%
Nonperforming assets to total loans plus OREO and repossessed assets	0.77%	0.99%

Generally, loans are designated as non-accrual when either principal or interest payments are 90 days or more past due based on contractual terms, unless the loan is well secured and in the process of collection. Consumer loans are typically charged off no later than 180 days past due. In all cases, loans are placed on non-accrual, or charged off, at an earlier date if collection of principal or interest is considered doubtful. When a loan is placed on non-accrual status, unpaid interest credited to income earned in the current year is reversed against income and unpaid interest earned in prior years is charged off. Future interest income may be recorded on a cash basis after recovery of principal is reasonably assured. Non-accrual loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The nonperforming loans at March 31, 2025, consisted of 310 separate credits and 257 separate borrowers. We had 3 nonperforming loan relationships, totaling $5.9 million, with an outstanding balance in excess of $1.0 million as of March 31, 2025.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At March 31, 2025, the Company had $33.1 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $35.4 million at December 31, 2024.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
March 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$16,122	$13,548	$8,827	$5,158	$356	$1,813	$45,824
Total loans outstanding (1)	1,863,200	762,906	563,954	260,683	94,199	86,686	3,631,628
Net (charge-offs) recoveries QTD	420	(39)	(4)	48	(16)	(574)	(165)
Average loan balance QTD (1)	1,882,018	690,124	565,251	264,100	84,901	88,413	3,574,807
Non-accrual loan balance	7,738	7,593	4,578	2,900	714	722	24,245
Loans to total loans outstanding	51.3%	21.0%	15.5%	7.2%	2.6%	2.4%	100.0%
ACL to total loans	0.9%	1.8%	1.6%	2.0%	0.4%	2.1%	1.3%
Net charge-offs to average loans QTD	—%	—%	—%	—%	—%	(0.6)%	—%
Non-accrual loans to total loans	0.4%	1.0%	0.8%	1.1%	0.8%	0.8%	0.7%
ACL to non-accrual loans	208.3%	178.4%	192.8%	177.9%	49.9%	251.1%	189.0%

March 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$13,582	$17,651	$8,318	$1,688	$1,612	$1,598	$44,449
Total loans outstanding (1)	1,797,192	649,035	581,988	198,291	149,312	106,345	3,482,163
Net (charge-offs) recoveries QTD	(10)	(489)	(16)	1	(26)	(127)	(667)
Average loan balance QTD (1)	1,803,978	634,637	579,434	197,023	131,035	105,453	3,451,560
Non-accrual loan balance	6,034	6,745	3,769	4,227	2,679	772	24,226
Loans to total loans outstanding	51.6%	18.6%	16.7%	5.7%	4.3%	3.1%	100.0%
ACL to total loans	0.8%	2.7%	1.4%	0.9%	1.1%	1.5%	1.3%
Net charge-offs to average loans QTD	—%	(0.1)%	—%	—%	—%	(0.1)%	—%
Non-accrual loans to total loans	0.3%	1.0%	0.6%	2.1%	1.8%	0.7%	0.7%
ACL to non-accrual loans	225.1%	261.7%	220.7%	39.9%	60.2%	207.0%	183.5%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at March 31, 2025, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2025.

The allowance for credit losses on loans measured on a collective basis totaled $41.2 million, or 1.1% of the $3.60 billion in loans measured on a collective basis at March 31, 2025, compared to an allowance for credit losses of $38.4 million, or 1.1%, of the $3.50 billion in loans measured on a collective basis at December 31, 2024. The total reserve percentage to total loans was 1.3% at March 31, 2025, and 1.3% at December 31, 2024.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At March 31, 2025, securities represented 17.5% of total assets, slightly decreasing from 18.9% at December 31, 2024.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$71,250	$66,250	$71,173	$65,094
U.S. Treasury securities	36,661	36,793	86,523	86,563
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	613,665	587,445	624,228	589,172
Private label residential mortgage-backed securities	141,745	123,885	144,971	124,664
Corporate	59,984	57,986	61,947	58,652
Small Business Administration loan pools	6,221	5,977	6,542	6,266
State and political subdivisions	81,655	72,117	83,868	74,044
Total available-for-sale securities	$1,011,181	$950,453	$1,079,252	$1,004,455

Held-To-Maturity Securities

	March 31, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,942	$4,007	$3,932	$3,909
State and political subdivisions	1,284	1,288	1,285	1,305
Total held-to-maturity securities	$5,226	$5,295	$5,217	$5,214

At March 31, 2025, and December 31, 2024, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2025, and December 31, 2024. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	March 31, 2025
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$8,359	4.71%	$22,772	4.43%	$33,291	1.85%	$1,828	2.02%	$66,250	3.10%
U.S. Treasury securities	29,238	4.49%	7,555	4.64%	—	—%	—	—%	36,793	4.52%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	75,722	4.63%	125,886	2.48%	385,837	4.44%	587,445	4.04%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	123,885	2.35%	123,885	2.35%
Corporate	600	4.25%	11,284	6.60%	46,102	4.74%	—	—%	57,986	5.11%
Small Business Administration loan pools	—	—%	—	—%	4,116	4.92%	1,861	2.22%	5,977	4.08%
State and political subdivisions(1)	2,464	2.35%	14,036	2.19%	29,480	2.15%	26,137	2.45%	72,117	2.27%
Total available-for-sale securities	40,661	4.40%	131,369	4.50%	238,875	2.83%	539,548	3.85%	950,453	3.71%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	3,066	5.02%	876	4.88%	3,942	4.99%
State and political subdivisions(1)	—	—%	—	—%	172	3.02%	1,112	4.62%	1,284	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,238	4.91%	1,988	4.73%	5,226	4.84%
Total debt securities	$40,661	4.40%	$131,369	4.50%	$242,113	2.86%	$541,536	3.85%	$955,679	3.71%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2024
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$7,797	4.68%	$22,911	4.45%	$32,623	1.85%	$1,763	2.02%	$65,094	3.11%
U.S. Treasury securities	78,400	3.67%	8,163	4.66%	—	—%	—	—%	86,563	3.76%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	71,025	4.57%	124,899	2.57%	393,248	4.45%	589,172	4.06%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	124,664	2.35%	124,664	2.35%
Corporate	600	4.25%	11,213	6.81%	46,839	4.75%	—	—%	58,652	5.14%
Small Business Administration loan pools	—	—%	—	—%	4,387	5.28%	1,879	2.19%	6,266	2.35%
State and political subdivisions(1)	2,593	2.37%	10,446	2.38%	33,256	2.11%	27,749	2.49%	74,044	2.31%
Total available-for-sale securities	89,390	3.72%	123,758	4.57%	242,004	2.88%	549,303	3.86%	1,004,455	3.70%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	3,053	5.02%	879	4.96%	3,932	5.00%
State and political subdivisions(1)	—	—%	—	—%	172	3.02%	1,113	4.62%	1,285	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,225	4.91%	1,992	4.77%	5,217	4.86%
Total debt securities	$89,390	3.72%	$123,758	4.57%	$245,229	2.91%	$551,295	3.86%	$1,009,672	3.70%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At March 31, 2025, and December 31, 2024, 71.4% and 72.3% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 4.7 years and 5.1 years and a modified duration of 3.9 years and 4.2 years.

Goodwill Impairment Assessment

At March 31, 2025, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired. For additional information, see “Goodwill” under "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

The following table shows our composition of deposits at March 31, 2025, and December 31, 2024.

Composition of Deposits

	March 31, 2025		December 31, 2024
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$949,791	21.6%	$954,065	21.8%
Interest-bearing demand	1,142,095	25.9%	1,172,577	26.8%
Savings and money market	1,472,015	33.4%	1,511,620	34.6%
Time	841,463	19.1%	736,527	16.8%
Total deposits	$4,405,364	100.0%	$4,374,789	100.0%

Total deposits at March 31, 2025, were $4.41 billion, an increase of $30.6 million, or 0.7%, compared to total deposits of $4.37 billion at December 31, 2024. Total deposits excluding brokered deposits of $265.1 million at March 31, 2025, and $125.1 million at December 31, 2024, decreased $109.4 million or 2.6%. The decrease in deposits was primarily driven by a $55.4 million or 4.7% decrease in interest-bearing demand deposits, a $54.7 million or 3.6% decrease in savings and money market deposits, partially offset by an increase of $5.0 million or 0.9% in time deposits.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024
Interest-bearing demand	(Dollars in thousands)
Reciprocal	$355,528	$469,551
Non-reciprocal brokered	100,006	75,115
Total interest-bearing demand	455,534	544,666
Savings and money market
Reciprocal	98,292	100,596
Non-reciprocal brokered	15,071	—
Total savings and money market	98,292	100,596
Time
Reciprocal	33,597	35,393
Non-reciprocal brokered	149,981	49,998
Total time	183,578	85,391
Total reciprocal and brokered deposits	$737,404	$730,653

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of March 31, 2025, and December 31, 2024.

	March 31, 2025	December 31, 2024	Change	%
	(Dollars in thousands)
3 months or less	$101,954	$69,637	$32,317	46.4%
Over 3 through 6 months	128,385	200,049	(71,664)	(35.8)%
Over 6 through 12 months	50,386	13,799	36,587	265.1%
Over 12 months	51,869	52,080	(211)	(0.4)%
Total Time Deposits	$332,594	$335,565	$(2,971)	(0.9)%

Other Borrowed Funds

We utilize borrowings to supplement deposits to fund our lending and investing activities. Short-term borrowings and long-term borrowings include federal funds purchased and retail repurchase agreements, FHLB advances, Federal Reserve Bank borrowings, a bank stock loan, and subordinated debt. For additional information see “NOTE 7 – BORROWINGS” in the Condensed Notes to Interim Consolidated Financial Statement.

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

During the three months ended March 31, 2025, and 2024, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing security and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and Federal Reserve Bank borrowings.

Our largest sources of funds are deposits and FHLB borrowings and our largest uses of funds are loan funding, securities purchases and debt servicing. Average loans were $3.58 billion for the three months ended March 31, 2025, an increase of 3.9% over the December 31, 2024, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.7 years and a modified duration of 3.9 years at March 31, 2025.

Cash and cash equivalents were $431.4 million at March 31, 2025, an increase of $47.6 million from the $383.8 million cash and cash equivalents at December 31, 2024. The increase in cash and cash equivalents is driven by $83.8 million net cash provided by financing activities and $21.7 million net cash provided by operating activities which was offset by $57.8 million net cash used in investing activities. The $83.8 million net change in cash provided by financing activities includes, $58.7 million in inflows from FHLB borrowings and $30.6 million increase in deposits. The $21.7 million cash provided by operations includes $15.0 million from net income, $4.4 million proceeds from loans held for sale, $3.7 million from other assets and $2.7 million from provision for credits losses, offset by $4.1 million outflow for origination of loans held for sale and $3.6 million from the increase in in the value of bank-owned life insurance. The $57.8 outflow from investing activity was primarily from $68.4 million change is loans held for investment, $62.0 million purchase of government guaranteed loans which was offset by $78.3 million inflow from the proceed from the call, paydowns and maturities of available-for-sale securities, $4.8 million from the proceeds from sale of foreclosed assets and $4.3 million from the proceeds from bank owned life insurance death benefits. Cash and cash equivalents at January 1, 2025, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities and FHLB borrowings during the first three months of 2025 were primarily used to originate or purchase loans and to purchase investment securities. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Standby and Performance Letters of Credit: For additional information see “NOTE 12 – COMMITMENTS AND CREDIT RISK” in the Condensed Notes to Interim Consolidated Financial Statement.

Commitments to Extend Credit: For additional information see “NOTE 12 – COMMITMENTS AND CREDIT RISK” in the Condensed Notes to Interim Consolidated Financial Statement.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2025, and December 31, 2024, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2025, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 9 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	As of the Period Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$617,324	$592,918	$504,038	$461,435	$456,776
Goodwill	(53,101)	(53,101)	(53,101)	(53,101)	(53,101)
Core deposit intangibles, net	(13,924)	(14,969)	(16,029)	(16,636)	(17,854)
Mortgage servicing asset, net	—	—	—	(25)	(50)
Naming rights, net	(5,926)	(957)	(968)	(979)	(989)
Tangible common equity	$544,373	$523,891	$433,940	$390,694	$384,782
Common shares issued at period end	17,522,994	17,419,858	15,288,309	15,200,194	15,327,799
Diluted common shares outstanding at period end	17,652,110	17,636,843	15,497,446	15,358,396	15,469,531
Book value per common share	$35.23	$34.04	$32.97	$30.36	$29.80
Tangible book value per common share	$31.07	$30.07	$28.38	$25.70	$25.10
Tangible book value per diluted common share	$30.84	$29.70	$28.00	$25.44	$24.87

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

	As of the Period Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(Dollars in thousands)
Total stockholders’ equity	$617,324	$592,918	$504,038	$461,435	$456,776
Goodwill	(53,101)	(53,101)	(53,101)	(53,101)	(53,101)
Core deposit intangibles, net	(13,924)	(14,969)	(16,029)	(16,636)	(17,854)
Mortgage servicing asset, net	—	—	—	(25)	(50)
Naming rights, net	(5,926)	(957)	(968)	(979)	(989)
Tangible common equity	$544,373	$523,891	$433,940	$390,694	$384,782
Total assets	$5,446,100	$5,332,047	$5,355,233	$5,245,517	$5,239,036
Goodwill	(53,101)	(53,101)	(53,101)	(53,101)	(53,101)
Core deposit intangibles, net	(13,924)	(14,969)	(16,029)	(16,636)	(17,854)
Mortgage servicing asset, net	—	—	—	(25)	(50)
Naming rights, net	(5,926)	(957)	(968)	(979)	(989)
Tangible assets	$5,373,149	$5,263,020	$5,285,135	$5,174,776	$5,167,042
Equity to assets	11.34%	11.12%	9.41%	8.80%	8.72%
Tangible common equity to tangible assets	10.13%	9.95%	8.21%	7.55%	7.45%

Core Return on Average Equity: Core return on average equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) core net income allocable to common stockholders as net income allocable to common stockholders less net gain on acquisition, less gain(loss) on securities transactions, plus loss on debt extinguishment, plus merger expenses, plus BOLI tax expense, plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on adjustments (tax rates used in this calculation were 21% for 2025 and 2024) (c) core return on average equity as core net income allocable to common stockholders (as described in clause (b)) divided by a simple average of net income and core net income plus average stockholders' equity. For return on average equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) core net income allocable to common stockholders as net income allocable to common stockholders plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on amortization of intangible assets (tax rates used in this calculation were 21% for 2025 and 2024) (c) return on average tangible common equity as core net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

	For the Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(Dollars in thousands)
Total average stockholders’ equity	$605,917	$533,227	$485,468	$455,322	$460,244
Average intangible assets	(72,389)	(69,570)	(70,824)	(71,423)	(62,203)
Average tangible common equity	$533,528	$463,657	$414,644	$383,899	$398,041
Net income (loss) allocable to common stockholders	$15,041	$16,986	$19,851	$11,716	$14,068
Amortization of intangible assets	1,144	1,071	1,148	1,254	935
Net gain on acquisition	—	—	(831)	(60)	(1,240)
Net (gain) loss on securities transactions	(12)	2	(206)	27	(43)
Merger expenses	66	—	618	2,287	1,556
BOLI tax expense	—	—	—	1,730	—
Tax effect	(252)	(225)	(153)	(737)	(254)
Core net income allocable to common stockholders	$15,987	$17,834	$20,427	$16,217	$15,022
Return on total average stockholders’ equity (ROAE) annualized	10.07%	12.67%	16.27%	10.35%	12.29%
Core return on average equity	10.69%	13.29%	16.73%	14.25%	13.11%
Return on average tangible common equity (ROATCE) annualized	12.12%	15.30%	19.92%	13.31%	14.96%
Core return on average tangible common equity (CROATCE) annualized	12.14%	15.29%	19.58%	16.89%	15.16%

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

	For the Three Months Ended
	March 31,	December 31	September 30,	June 30,	March 31,
	2025	2024	2024	2024	2024
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$15,041	$16,986	$19,851	$11,716	$14,068
Amortization of intangible assets	$1,144	$1,071	$1,148	$1,254	$935
Tax effect of adjustments	(240)	(225)	(241)	(263)	(196)
Adjusted non-core items	15,945	17,832	20,758	12,707	14,807
Net gain on acquisitions	—	—	(831)	(60)	(1,240)
Gain (loss) from securities transactions	(12)	2	(206)	27	(43)
Merger expense	66	—	618	2,287	1,556
Tax effect of adjustments	(12)	—	88	(474)	(58)
BOLI tax adjustment	—	—	—	1,730	—
Adjusted operating net income	$15,987	$17,834	$20,427	$16,217	$15,022
GAAP earnings (loss) per diluted share	$0.85	$1.04	$1.28	$0.76	$0.90
Core earnings (loss) per diluted share	$0.90	$1.10	$1.32	$1.05	$0.96
Total average assets	$5,212,417	$5,163,166	$5,205,017	$5,196,259	$5,152,915
Total average stockholder's equity	$605,917	$533,227	$485,468	$455,322	$460,244
Weighted average diluted common shares	17,666,834	16,262,965	15,451,545	15,377,980	15,569,225
Return on Average Assets (ROAA) annualized	1.17%	1.31%	1.52%	0.91%	1.10%
Core Operating ROAA annualized	1.24%	1.37%	1.56%	1.25%	1.17%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the Three Months Ended
	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
	(Dollars in thousands)
Non-interest expense	$39,050	$37,806	$30,328	$38,871	$37,152
Merger expense	(66)	—	(618)	(2,287)	(1,556)
Amortization of intangibles assets	(1,144)	(1,071)	(1,148)	(1,254)	(935)
Non-interest expense, excluding merger expense	$37,840	$36,735	$28,562	$35,330	$34,661
Net interest income	$50,292	$49,473	$46,031	$46,476	$44,182
Non-interest income	$10,330	$8,816	$9,317	$8,958	$11,731
Net gain on acquisition and branch sales	—	—	(831)	(60)	(1,240)
Net gain (loss) from securities transactions	(12)	2	(206)	27	(43)
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$10,318	$8,818	$8,280	$8,925	$10,448
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$60,610	$58,291	$54,311	$55,401	$54,630
Non-interest expense to net interest income plus non-interest income	64.42%	64.86%	54.80%	70.12%	66.45%
Efficiency Ratio	62.43%	63.02%	52.59%	63.77%	63.45%
Total Average Assets	$5,212,417	$5,163,166	$5,205,017	$5,196,259	$5,152,915
Core non-interest expense / Average assets	2.94%	2.83%	2.18%	2.73%	2.71%

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

The change in the impact of net interest income from the base case for March 31, 2025, and December 31, 2024, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The decrease in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans receivable that will reprice to higher interest rates, non-term deposits that will adjust to higher rates, the use of derivatives to hedge borrowing costs, and decreased levels of cash on the balance sheet compared to December 31, 2024. These factors result in an overall positive impact to net interest income at March 31, 2025, but at a reduced level from the December 31, 2024, simulation that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable, the level of term deposit repricing and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments.

The change in the economic value of equity from the base case for March 31, 2025, and December 31, 2024, is due to being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate pre-payable assets, we do not experience as significant a change in the value of assets in a down interest rate shock scenario, mitigating the impact of liability sensitive balance sheet on economic value of equity. The mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At March 31, 2025, non-interest-bearing deposits were approximately $4.3 million, or 0.01%, lower than that deposit type at December 31, 2024. Additionally, substantially all investments and approximately 37.0% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2025	December 31, 2024
+300 basis points	11.5%	11.9%
+200 basis points	7.6%	7.9%
+100 basis points	3.7%	3.9%
0 basis points	—	—
-100 basis points	(2.0)%	(2.4)%
-200 basis points	(4.1)%	(4.9)%
-300 basis points	(6.8)%	(8.1)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2025	December 31, 2024
+300 basis points	(8.7)%	(6.5)%
+200 basis points	(5.8)%	(4.2)%
+100 basis points	(3.0)%	(2.4)%
0 basis points	—	—
-100 basis points	0.1%	0.3%
-200 basis points	(2.1)%	(1.5)%
-300 basis points	(6.5)%	(5.1)%

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

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. See “NOTE 13 – LEGAL MATTERS” of the Condensed Notes to Interim Consolidated Financial Statements under Item 1 to this Quarterly report for a complete discussion of litigation matters.

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 7, 2025.

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

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2025 through January 31, 2025	—	$—	—	1,000,000
February 1, 2025 through February 28, 2025	—	$—	—	1,000,000
March 1, 2025 through March 31, 2025	—	$—	—	1,000,000
Total	—	$—	—	1,000,000

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

During the three months ended March 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6: Exhibits

Exhibit No.	Description
10.1

Eighth Amendment to Loan and Security Agreement, dated February 10, 2025, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on February 11, 2025.

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

Equity Bancshares, Inc.

May 9, 2025	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

May 9, 2025	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer