Form 10-Q
period 2025-06-30
EQUITY BANCSHARES INC
filed 2025-08-08
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 31, 2025, the registrant had 19,218,036 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2025, and December 31, 2024

(Dollar amounts in thousands)

	(Unaudited) June 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$365,957	$383,503
Federal funds sold	247	244
Cash and cash equivalents	366,204	383,747
Available-for-sale securities	973,402	1,004,455
Held-to-maturity securities, fair value of $5,324 and $5,214	5,236	5,217
Loans held for sale	217	513
Loans, net of allowance for credit losses of $45,270 and $43,267	3,555,458	3,457,549
Other real estate owned, net	4,621	4,773
Premises and equipment, net	117,533	117,132
Bank-owned life insurance	133,638	133,032
Federal Reserve Bank and Federal Home Loan Bank stock	34,835	27,875
Interest receivable	26,243	28,913
Goodwill	53,101	53,101
Core deposit intangibles, net	12,908	14,969
Other	90,441	100,771
Total assets	$5,373,837	$5,332,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$912,898	$954,065
Total non-interest-bearing deposits	912,898	954,065
Demand, savings and money market	2,494,285	2,684,197
Time	827,735	736,527
Total interest-bearing deposits	3,322,020	3,420,724
Total deposits	4,234,918	4,374,789
Federal funds purchased and retail repurchase agreements	36,420	37,246
Federal Home Loan Bank advances	383,676	178,073
Subordinated debt	24,125	97,477
Contractual obligations	17,289	12,067
Interest payable and other liabilities	41,773	39,477
Total liabilities	4,738,201	4,739,129
Commitments and contingent liabilities, see Notes 12 and 13
Stockholders’ equity, see Note 8
Common stock	231	230
Additional paid-in capital	587,547	584,424
Retained earnings	219,876	194,920
Accumulated other comprehensive income (loss)	(40,269)	(55,181)
Treasury stock	(131,749)	(131,475)
Total stockholders’ equity	635,636	592,918
Total liabilities and stockholders’ equity	$5,373,837	$5,332,047

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2025, and 2024

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$62,868	$61,518	$125,865	$120,347
Securities, taxable	8,821	10,176	17,935	20,053
Securities, nontaxable	358	401	735	792
Federal funds sold and other	2,140	3,037	4,336	5,707
Total interest and dividend income	74,187	75,132	148,871	146,899
Interest expense
Deposits	20,090	22,662	39,467	45,517
Federal funds purchased and retail repurchase agreements	219	306	467	632
Federal Home Loan Bank advances	2,224	3,789	5,140	4,933
Federal Reserve Bank borrowings	—	—	—	1,361
Subordinated debt	1,852	1,899	3,703	3,798
Total interest expense	24,385	28,656	48,777	56,241
Net interest income	49,802	46,476	100,094	90,658
Provision (reversal) for credit losses	19	265	2,741	1,265
Net interest income after provision (reversal) for credit losses	49,783	46,211	97,353	89,393
Non-interest income
Service charges and fees	2,177	2,541	4,241	5,110
Debit card income	3,052	2,621	5,556	5,068
Mortgage banking	212	245	318	433
Increase in value of bank-owned life insurance	1,321	911	4,914	1,739
Net gain on acquisition and branch sales	—	60	—	1,300
Net gain (loss) from securities transactions	12	(27)	24	16
Other	1,815	2,607	3,866	7,023
Total non-interest income	8,589	8,958	18,919	20,689
Non-interest expense
Salaries and employee benefits	19,735	17,827	39,689	35,924
Net occupancy and equipment	3,482	3,787	7,157	7,322
Data processing	5,055	5,036	10,141	9,864
Professional fees	1,361	1,778	2,888	3,170
Advertising and business development	1,208	1,291	2,552	2,529
Telecommunications	588	572	1,175	1,227
FDIC insurance	464	590	1,094	1,161
Courier and postage	834	620	1,633	1,226
Free nationwide ATM cost	547	531	1,060	1,025
Amortization of core deposit intangibles	1,016	1,218	2,061	2,117
Loan expense	281	195	410	304
Other real estate owned and repossessed assets, net	103	50	204	9
Loss on debt extinguishment	1,361	—	1,361	—
Merger expenses	355	2,287	421	3,843
Other	3,611	3,089	7,205	6,302
Total non-interest expense	40,001	38,871	79,051	76,023
Income (loss) before income tax	18,371	16,298	37,221	34,059
Provision (benefit) for income taxes	3,107	4,582	6,916	8,275
Net income (loss) and net income (loss) allocable to common stockholders	$15,264	$11,716	$30,305	$25,784
Basic earnings (loss) per share	$0.87	$0.77	$1.73	$1.68
Diluted earnings (loss) per share	$0.86	$0.76	$1.72	$1.67
See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2025, and 2024

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$15,264	$11,716	$30,305	$25,784
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	6,294	(1,153)	20,376	(7,333)
Reclassification for net (gains) losses included in net income	—	—	(13)	252
Unrealized holding gains (losses) arising during the period on cash flow hedges	(118)	190	(568)	2,324
Total other comprehensive income (loss)	6,176	(963)	19,795	(4,757)
Tax effect	(1,480)	(254)	(4,883)	672
Other comprehensive income (loss), net of tax	4,696	(1,217)	14,912	(4,085)
Comprehensive income (loss)	$19,960	$10,499	$45,217	$21,699

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2025, and 2024

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at April 1, 2024	15,343,199	$208	$490,533	$153,201	$(60,788)	$(126,378)	$456,776
Net income	—	—	—	11,716	—	—	11,716
Other comprehensive income (loss), net of tax effects	—	—	—	—	(1,217)	—	(1,217)
Cash dividends - common stock, $0.12 per share	—	—	—	(1,823)	—	—	(1,823)
Dividend equivalents- restricted stock units and restricted stock awards, $0.12 per share	—	—	—	(26)	—	—	(26)
Stock-based compensation	—	—	913	—	—	—	913
Common stock issued upon exercise of stock options	9,000	—	263	—	—	—	263
Common stock issued under stock-based incentive plan	8,745	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Treasury stock purchase	(152,982)	—	—	—	—	(5,167)	(5,167)
Balance at June 30, 2024	15,207,962	$208	$491,709	$163,068	$(62,005)	$(131,545)	$461,435

Balance at April 1, 2025	17,530,762	$231	$586,251	$207,282	$(44,965)	$(131,475)	$617,324
Net income	—	—	—	15,264	—	—	15,264
Other comprehensive income (loss), net of tax effects	—	—	—	—	4,696	—	4,696
Cash dividends - common stock, $0.15 per share	—	—	—	(2,631)	—	—	(2,631)
Dividend equivalents- restricted stock units and restricted stock awards, $0.15 per share	—	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	1,217	—	—	—	1,217
Common stock issued upon exercise of stock options	2,750	—	79	—	—	—	79
Common stock issued under stock-based incentive plan	9,977	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued with private placement, net of offering costs	—	—	—	—	—	—	—
Treasury stock purchases	(7,500)	—	—	—	—	(274)	(274)
Balance at June 30, 2025	17,535,989	$231	$587,547	$219,876	$(40,269)	$(131,749)	$635,636

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2025, and 2024

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2024	15,443,651	$207	$489,187	$141,006	$(57,920)	$(119,620)	$452,860
Net income	—	—	—	25,784	—	—	25,784
Other comprehensive income (loss), net of tax effects	—	—	—	—	(4,085)	—	(4,085)
Cash dividends - common stock, $0.24 per share	—	—	—	(3,666)	—	—	(3,666)
Dividend equivalents- restricted stock units and restricted stock awards, $0.24 per share	—	—	—	(56)	—	—	(56)
Stock-based compensation	—	—	1,863	—	—	—	1,863
Common stock issued upon exercise of stock options	10,250	—	292	—	—	—	292
Common stock issued under stock-based incentive plan	99,750	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	16,884	—	368	—	—	—	368
Treasury stock purchase	(362,573)	—	—	—	—	(11,925)	(11,925)
Balance at June 30, 2024	15,207,962	$208	$491,709	$163,068	$(62,005)	$(131,545)	$461,435

Balance at January 1, 2025	17,427,626	$230	$584,424	$194,920	$(55,181)	$(131,475)	$592,918
Net income	—	—	—	30,305	—	—	30,305
Other comprehensive income (loss), net of tax effects	—	—	—	—	14,912	—	14,912
Cash dividends - common stock, $0.30 per share	—	—	—	(5,260)	—	—	(5,260)
Dividend equivalents- restricted stock units and restricted stock awards, $0.30 per share	—	—	—	(89)	—	—	(89)
Stock-based compensation	—	—	2,639	—	—	—	2,639
Common stock issued upon exercise of stock options	3,750	—	112	—	—	—	112
Common stock issued under stock-based incentive plan	98,192	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	13,921	—	446	—	—	—	446
Common stock issued with private placement, net of offering costs	0	—	(73)	—	—	—	(73)
Treasury stock purchases	(7,500)	—	—	—	—	(274)	(274)
Balance at June 30, 2025	17,535,989	$231	$587,547	$219,876	$(40,269)	$(131,749)	$635,636

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2025, and 2024
(Dollar amounts in thousands)
	(Unaudited) June 30,
	2025	2024
Cash flows from operating activities
Net income	$30,305	$25,784
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,639	1,863
Depreciation	2,880	2,634
Amortization of operating lease right-of-use asset	248	216
Amortization of cloud computing implementation costs	41	70
Provision (reversal) for credit losses	2,741	1,265
Net amortization (accretion) of purchase valuation adjustments	(1,411)	(1,182)
Amortization (accretion) of premiums and discounts on securities	(889)	(1,487)
Amortization of intangible assets	2,193	2,189
Deferred income taxes	(1,128)	(1,462)
Federal Home Loan Bank stock dividends	(622)	(493)
Loss (gain) on sales and valuation adjustments on other real estate owned	(8)	(126)
Net loss (gain) on sales and settlements of securities	(13)	252
Change in unrealized (gains) losses on equity securities	(11)	(268)
Loss (gain) on disposal of premises and equipment	15	(220)
Loss (gain) on sales and valuation adjustments on foreclosed assets	(34)	18
Loss on debt extinguishment	1,361	—
Loss (gain) on sales of loans	(253)	385
Originations of loans held for sale	(12,619)	(18,480)
Proceeds from the sale of loans held for sale	13,169	20,289
Increase in the value of bank-owned life insurance	(4,914)	(1,739)
Change in fair value of derivatives recognized in earnings	193	(131)
Gain on acquisition	—	(1,300)
Payments on operating lease payable	(307)	(291)
Net change in:
Interest receivable	2,685	457
Other assets	15,665	5,052
Interest payable and other liabilities	(1,983)	(4,626)
Net cash provided by operating activities	49,943	28,669
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(78,940)	(125,834)
Purchase of held-to-maturity securities	—	(3,015)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	131,214	161,812
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	10	11
Net change in loans	(37,239)	(2,279)
Purchase of government guaranteed loans	(61,987)	(6,907)
Purchase of premises and equipment	(3,746)	(2,858)
Proceeds from sale of premises and equipment	450	2,285
Proceeds from sale of foreclosed assets	5,046	239
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(6,338)	(12,070)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(662)	(492)
Proceeds from sale of other real estate owned	456	890
Purchase of bank owned life insurance	—	(60,000)
Proceeds from surrender of bank owned life insurance policies	—	16,174
Proceeds from bank owned life insurance death benefits	4,308	—
Purchase of Net Assets of Rockhold BanCorp, net of cash acquired	—	60,914
Net cash (used in) provided by investing activities	(47,428)	28,870

Cash flows (to) from financing activities
Net increase (decrease) in deposits	(139,927)	(153,843)
Net change in federal funds purchased and retail repurchase agreements	(826)	(14,369)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	205,603	150,306
Proceeds from Federal Home Loan Bank term advances	600,000	600,000
Principal repayments on Federal Home Loan Bank term advances	(600,000)	(600,000)
Proceeds from Federal Reserve Bank borrowings	1,000	—
Principal payments on Federal Reserve Bank borrowings	(1,000)	(140,000)
Proceeds from issuance of common stock, net	(73)	—
Proceeds from the exercise of employee stock options	112	292
Proceeds from employee stock purchase plan	446	368
Principal payments on subordinated debt	(75,000)	—
Purchase of treasury stock	(274)	(11,859)
Net change in contractual obligations	(4,777)	(3,545)
Dividends paid on common stock	(5,342)	(3,722)
Net cash (used in) provided by financing activities	(20,058)	(176,372)
Net change in cash and cash equivalents	(17,543)	(118,833)
Cash and cash equivalents, beginning of period	383,747	379,099
Ending cash and cash equivalents	$366,204	$260,266
Supplemental cash flow information:
Interest paid	$47,762	$59,449
Income taxes paid, net of refunds	10,560	3,236
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	297	1,923
Other repossessed assets acquired in settlement of loans	388	338
Purchase of investments in tax credits structures and resulting contractual obligations	10,000	8,000
Redemption of BOLI and other related noncash items	—	40,104
Total fair value of assts acquired in purchase of Rockhold BanCorp, net of cash	—	301,018
Total fair value of liabilities assumed in purchase of Rockhold BanCorp	—	360,632

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025. Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$70,827	$270	$(4,674)	$—	$66,423
U.S. Treasury securities	43,590	121	(1)	—	43,710
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	602,410	3,591	(25,647)	—	580,354
Private label residential mortgage-backed securities	137,762	—	(16,815)	—	120,947
Corporate	53,546	149	(2,160)	—	51,535
Small Business Administration loan pools	39,439	141	(299)	—	39,281
State and political subdivisions	80,262	12	(9,122)	—	71,152
	$1,027,836	$4,284	$(58,718)	$—	$973,402

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$71,173	$68	$(6,147)	$—	$65,094
U.S. Treasury securities	86,523	118	(78)	—	86,563
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	600,558	887	(35,935)	—	565,510
Private label residential mortgage-backed securities	144,971	—	(20,307)	—	124,664
Corporate	61,947	177	(3,472)	—	58,652
Small Business Administration loan pools	30,212	59	(343)	—	29,928
State and political subdivisions	83,868	27	(9,851)	—	74,044
	$1,079,252	$1,336	$(76,133)	$—	$1,004,455

The December 31, 2024, table has been revised to correct the presentation of securities with an amortized cost of $23,670 and fair value of $23,662. The securities, which are included in small business administration loan pools, were previously included in government-sponsored residential mortgage-backed securities.

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
June 30, 2025
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,953	$112	$(15)	$—	$4,050
State and political subdivisions	1,283	3	(12)	—	1,274
	$5,236	$115	$(27)	$—	$5,324

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,932	$3	$(26)	$—	$3,909
State and political subdivisions	1,285	26	(6)	—	1,305
	$5,217	$29	$(32)	$—	$5,214

The fair value and amortized cost of debt securities at June 30, 2025, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$46,671	$46,679	$—	$—
One to five years	58,191	57,863	—	—
Five to ten years	111,798	102,525	172	167
After ten years	31,565	25,753	1,111	1,107
SBA loan pools	39,439	39,281	—	—
Mortgage-backed securities	740,172	701,301	3,953	4,050
Total debt securities	$1,027,836	$973,402	$5,236	$5,324

The following table shows the carrying value and fair value of securities pledged as collateral to secure public fund deposits; borrowings from the Federal Home Loan Bank and Federal Reserve Bank; and retail repurchase obligations at June 30, 2025, and December 31, 2024.

	June 30, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$718,204	$689,971	$732,935	$690,855
Federal Home Loan Bank pledging	—	—	104,888	90,406
Federal Reserve Bank borrowings	—	—	10,481	10,358
Retail repurchase agreements	41,336	38,996	49,021	45,249
Total securities pledged	$759,540	$728,967	$897,325	$836,868

The following tables show gross unrealized or unrecognized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous loss position at June 30, 2025, and December 31, 2024.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$33,192	$(4,674)	$33,192	$(4,674)
U.S. Treasury securities	23,866	(1)	—	—	23,866	(1)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	45,132	(161)	260,884	(25,486)	306,016	(25,647)
Private label residential mortgage-backed securities	—	—	120,947	(16,815)	120,947	(16,815)
Corporate	—	—	41,146	(2,160)	41,146	(2,160)
Small Business Administration loan pools	7,631	(104)	4,258	(195)	11,889	(299)
State and political subdivisions	5,559	(72)	62,899	(9,050)	68,458	(9,122)
Total	$82,188	$(338)	$523,326	$(58,380)	$605,514	$(58,718)
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$15,084	$(62)	$32,195	$(6,085)	$47,279	$(6,147)
U.S. Treasury securities	2,940	(1)	19,943	(77)	22,883	(78)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	148,954	(1,533)	268,364	(34,402)	417,318	(35,935)
Private label residential mortgage-backed securities	—	—	124,664	(20,307)	124,664	(20,307)
Corporate	1,765	(34)	47,022	(3,438)	48,787	(3,472)
Small Business Administration loan pools	23,812	(70)	2,284	(273)	26,096	(343)
State and political subdivisions	7,948	(89)	62,119	(9,762)	70,067	(9,851)
Total	$200,503	$(1,789)	$556,591	$(74,344)	$757,094	$(76,133)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
June 30, 2025
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$858	$(15)	$—	$—	$858	$(15)
State and political subdivisions	999	(12)	—	—	999	$(12)
Total	$1,857	$(27)	$—	$—	$1,857	$(27)
December 31, 2024
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$853	$(26)	$—	$—	$853	$(26)
State and political subdivisions	167	(6)	—	—	167	(6)
Total	$1,020	$(32)	$—	$—	$1,020	$(32)

The tables above present unrealized losses on available-for-sale securities and unrecognized losses on held-to-maturity securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of June 30, 2025, the Company held 434 available-for-sale in an unrealized loss position and four held-to-maturity security in an unrecognized loss position.

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

The Company's private label residential mortgage-backed exposure consists of 32 securities held by the Company and are senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At June 30, 2025, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 18 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At June 30, 2025, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 145 positions of which 86% of the positions are rated "A" or better by a Nationally Recognized Statistical Ratings Organization ("NRSRO"), and 62% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At June 30, 2025, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Proceeds	$—	$—	$640	$726
Gross gain	—	—	13	3
Gross losses	—	—	—	255
Income tax expense/(benefit)	—	—	3	(62)

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024
Investments in stocks
Accounted for at fair value through net income	$1,019	$1,009
Accounted for at amortized cost assessed for impairment	2,094	1,982
Total investments in stocks	3,113	2,991
Investments in partnerships
Accounted for under the equity method	3,037	2,500
Accounted for under the hypothetical liquidation book value	1,787	1,961
Accounted for under proportional amortization	29,632	23,498
Total investments in partnerships	34,456	27,959
Total other investments	$37,569	$30,950

The unrealized gain/(loss) for other investments accounted for at fair value that were still held at the reporting period were ($4) and $3 at June 30, 2025, and December 31, 2024.

The following table discloses the financial statement impact of tax credit investments for the three month period ended June 30, 2025, and 2024.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
June 30, 2025
Investments and tax credit structures:
Included in proportional amortization	$(3,068)	$(367)	$(3,435)	$3,104
Not included in proportional amortization	$—	$71	$71	$—

June 30, 2024
Investments and tax credit structures:
Included in proportional amortization	$(4,332)	$(526)	$(4,858)	$4,219
Not included in proportional amortization	$—	$72	$72	$—
(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

The following table discloses the financial statement impact of tax credit investments for the six month period ended June 30, 2025, and 2024.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
June 30, 2025
Investments and tax credit structures:
Included in proportional amortization	$(3,687)	$(624)	$(4,311)	$3,865
Not included in proportional amortization	$—	$133	$133	$—

June 30, 2024
Investments and tax credit structures:
Included in proportional amortization	$(5,158)	$(751)	$(5,909)	$5,143
Not included in proportional amortization	$—	$95	$95	$—
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

The following table reconciles the outstanding balance of loans at June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024
Net loan balance	$3,607,373	$3,504,218
Loan origination fees and expenses	(2,733)	(848)
Merger fair value adjustments	(5,218)	(6,300)
Hedge fair market value adjustments	(1,304)	(1,658)
Purchased premium and discounts	2,610	5,404
Total	$3,600,728	$3,500,816

The following table lists categories of loans at June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024
Commercial real estate	$1,854,294	$1,830,514
Commercial and industrial	753,339	658,865
Residential real estate	565,755	566,766
Agricultural real estate	226,125	267,248
Agricultural	94,981	87,339
Consumer	106,234	90,084
Total loans	3,600,728	3,500,816
Allowance for credit losses	(45,270)	(43,267)
Net loans	$3,555,458	$3,457,549

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the three and six months ended June 30, 2025, and 2024, the Company did not purchase any pools of residential loans. As of June 30, 2025, and December 31, 2024, residential real estate loans include $265,746 and $274,922 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three and six months ended June 30, 2025, the Company purchased $61,987 in loans guaranteed by governmental agencies. During the three and six months ended June 30, 2024, the Company purchased $2,727 and $6,907 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $4,003 with related loans of $208,776 at June 30, 2025, and $4,659 with related loans of $252,309 at December 31, 2024.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $306 at June 30, 2025, and $329 at December 31, 2024.

The following tables present the activity in the allowance for credit losses by class for the three month period ended June 30, 2025, and 2024.

June 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,122	$13,548	$8,827	$5,158	$356	$1,813	$45,824
Provision for credit losses	64	24	(184)	(25)	(53)	193	19
Initial PCD on Acquired loans	—	—	—	—	—	—	—
Loans charged-off	(228)	(409)	(109)	(21)	(76)	(275)	(1,118)
Recoveries	292	74	8	20	41	110	545
Total ending allowance balance	$16,250	$13,237	$8,542	$5,132	$268	$1,841	$45,270

June 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,582	$17,651	$8,319	$1,688	$1,612	$1,597	$44,449
Provision for credit losses	888	(87)	(256)	566	(1,090)	244	265
Initial PCD on Acquired loans	—	—	—	—	—	—	—
Loans charged-off	(2)	(1,211)	(6)	(1)	(1)	(159)	(1,380)
Recoveries	24	54	9	1	1	64	153
Total ending allowance balance	$14,492	$16,407	$8,066	$2,254	$522	$1,746	$43,487

The following tables present the activity in the allowance for credit losses by class for the six month period ended June 30, 2025, and 2024.

June 30,2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$14,948	$14,005	$8,553	$3,504	$439	$1,818	43,267
Provision for credit losses	818	(394)	94	1,581	(120)	762	2,741
Initial PCD on Acquired loans	—	—	—	—	—	—	—
Loans charged-off	(250)	(852)	(122)	(27)	(93)	(913)	(2,257)
Recoveries	734	478	17	74	42	174	1,519
Total ending allowance balance	$16,250	$13,237	$8,542	$5,132	$268	$1,841	$45,270

June 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Provision for credit losses	1,004	(20)	112	535	(731)	365	1,265
Initial PCD on Acquired loans	—	119	184	—	284	9	596
Loans charged-off	(19)	(1,842)	(33)	(1)	(27)	(340)	(2,262)
Recoveries	31	196	19	2	1	119	368
Total ending allowance balance	$14,492	$16,407	$8,066	$2,254	$522	$1,746	$43,487

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on the method to determine allowance for credit loss as of June 30, 2025, and December 31, 2024.

June 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,196	$2,052	$873	$385	$107	$200	$4,813
Collectively evaluated for credit losses	15,054	11,185	7,669	4,747	161	1,641	40,457
Total	$16,250	$13,237	$8,542	$5,132	$268	$1,841	$45,270
Loan Balance:
Individually evaluated for credit losses	$9,149	$24,543	$3,795	$3,475	$2,126	$836	$43,924
Collectively evaluated for credit losses	1,845,145	728,796	561,960	222,650	92,855	105,398	3,556,804
Total	$1,854,294	$753,339	$565,755	$226,125	$94,981	$106,234	$3,600,728

December 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,053	$1,618	$1,167	$701	$147	$201	$4,887
Collectively evaluated for credit losses	13,895	12,387	7,386	2,803	292	1,617	38,380
Total	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Loan Balance:
Individually evaluated for credit losses	$7,854	$8,593	$4,996	$5,839	$1,740	$871	$29,893
Collectively evaluated for credit losses	1,822,660	650,272	561,770	261,409	85,599	89,213	3,470,923
Total	$1,830,514	$658,865	$566,766	$267,248	$87,339	$90,084	$3,500,816

The following tables present information related to non-accrual loans at June 30, 2025, and December 31, 2024.

	June 30, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,589	$3,553	$—
Commercial and industrial	18,426	17,168	—
Residential real estate	11	—	—
Agricultural real estate	3,642	1,848	—
Agricultural	1,606	1,291	—
Consumer	14	—	—
Subtotal	27,288	23,860	—
With an allowance recorded:
Commercial real estate	5,837	5,523	1,187
Commercial and industrial	10,027	6,986	1,934
Residential real estate	3,790	3,453	847
Agricultural real estate	2,091	1,627	385
Agricultural	366	340	63
Consumer	843	809	197
Subtotal	22,954	18,738	4,613
Total	$50,242	$42,598	$4,613

	December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,068	$3,068	$—
Commercial and industrial	—	—	—
Residential real estate	19	—	—
Agricultural real estate	2,490	2,014	—
Agricultural	—	—	—
Consumer	31	—	—
Subtotal	5,608	5,082	—
With an allowance recorded:
Commercial real estate	4,719	4,390	1,015
Commercial and industrial	12,424	7,798	1,482
Residential real estate	5,260	4,670	1,145
Agricultural real estate	5,594	3,737	697
Agricultural	953	592	73
Consumer	846	781	187
Subtotal	29,796	21,968	4,599
Total	$35,404	$27,050	$4,599

The tables below present average recorded investment and interest income related to non-accrual loans for the three and six months ended June 30, 2025, and 2024. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the Three Months Ended
	June 30, 2025		June 30, 2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,295	$8	$3,365	$—
Commercial and industrial	8,584	125	996	—
Residential real estate	—	—	—	1
Agricultural real estate	1,892	16	2,027	—
Agricultural	645	—	272	5
Consumer	—	—	—	3
Subtotal	14,416	149	6,660	9
With an allowance recorded:
Commercial real estate	5,416	32	3,101	7
Commercial and industrial	7,802	13	5,594	6
Residential real estate	4,477	4	4,270	10
Agricultural real estate	1,296	—	3,302	1
Agricultural	1,353	—	1,676	1
Consumer	802	6	785	2
Subtotal	21,146	55	18,728	27
Total	$35,562	$204	$25,388	$36

	As of and for the Six Months Ended
	June 30, 2025		June 30, 2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,219	$8	$3,369	$—
Commercial and industrial	5,723	125	664	—
Residential real estate	—	—	—	1
Agricultural real estate	1,932	48	1,667	—
Agricultural	430	—	182	5
Consumer	—	—	—	3
Subtotal	11,304	181	5,882	9
With an allowance recorded:
Commercial real estate	5,074	32	2,758	9
Commercial and industrial	7,801	17	5,410	6
Residential real estate	4,542	4	5,264	10
Agricultural real estate	2,110	—	3,290	1
Agricultural	1,099	—	1,940	1
Consumer	795	7	724	2
Subtotal	21,421	60	19,386	29
Total	$32,725	$241	$25,268	$38

The following table presents the amount of non-accrual interest income written off for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Commercial real estate	$54	$43	$64	$66
Commercial and industrial	553	18	563	49
Residential real estate	11	27	19	32
Agricultural real estate	22	3	24	3
Agricultural	67	88	70	93
Consumer	5	5	10	6
Total	$712	$184	$750	$249

The following tables present the aging of the recorded investment in past due loans as of June 30, 2025, and December 31, 2024, by portfolio and class of loans.

June 30, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$5,474	$2,671	$—	$9,076	$1,837,073	$1,854,294
Commercial and industrial	2,562	1,384	11	24,154	725,228	753,339
Residential real estate	1,189	1,592	236	3,453	559,285	565,755
Agricultural real estate	265	—	108	3,475	222,277	226,125
Agricultural	438	82	127	1,631	92,703	94,981
Consumer	473	191	—	809	104,761	106,234
Total	$10,401	$5,920	$482	$42,598	$3,541,327	$3,600,728

December 31, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$3,502	$2,030	$156	$7,458	$1,817,368	$1,830,514
Commercial and industrial	1,314	644	25	7,798	649,084	658,865
Residential real estate	2,396	634	—	4,670	559,066	566,766
Agricultural real estate	457	312	—	5,751	260,728	267,248
Agricultural	411	80	—	592	86,256	87,339
Consumer	666	196	—	781	88,441	90,084
Total	$8,746	$3,896	$181	$27,050	$3,460,943	$3,500,816

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

Based on the analysis performed at June 30, 2025, the risk category of loans by type and year of origination is as follows.

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$220,852	$325,199	$155,874	$237,044	$141,651	$242,352	$517,046	$832	$1,840,850
Special mention	—	330	—	86	—	373	670	—	1,459
Substandard	1,349	805	508	3,818	786	4,431	288	—	11,985
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$222,201	$326,334	$156,382	$240,948	$142,437	$247,156	$518,004	$832	$1,854,294
Commercial and industrial
Risk rating
Pass	$140,942	$111,859	$56,897	$55,151	$20,772	$57,356	$265,101	$869	$708,947
Special mention	—	103	12,145	155	14	840	129	—	13,386
Substandard	—	9,398	7,594	317	305	2,952	9,716	647	30,929
Doubtful	—	—	—	—	—	77	—	—	77
Total commercial and industrial	$140,942	$121,360	$76,636	$55,623	$21,091	$61,225	$274,946	$1,516	$753,339
Residential real estate
Risk rating
Pass	$25,401	$19,514	$31,562	$32,940	$252,227	$127,825	$71,542	$442	$561,453
Special mention	—	—	—	—	—	288	11	—	299
Substandard	17	—	266	255	188	2,820	412	45	4,003
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$25,418	$19,514	$31,828	$33,195	$252,415	$130,933	$71,965	$487	$565,755
Agricultural real estate
Risk rating
Pass	$30,009	$38,818	$15,552	$18,993	$8,701	$49,727	$59,618	$265	$221,683
Special mention	8	—	—	—	—	133	—	—	141
Substandard	—	—	1,888	407	780	1,155	71	—	4,301
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$30,017	$38,818	$17,440	$19,400	$9,481	$51,015	$59,689	$265	$226,125
Agricultural
Risk rating
Pass	$14,864	$17,921	$3,718	$4,245	$1,246	$3,216	$48,750	$44	$94,004
Special mention	—	—	—	—	—	64	—	—	64
Substandard	—	—	281	13	22	433	164	—	913
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$14,864	$17,921	$3,999	$4,258	$1,268	$3,713	$48,914	$44	$94,981
Consumer
Risk rating
Pass	$30,789	$11,144	$13,186	$10,160	$4,471	$4,293	$31,381	$—	$105,424
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	122	195	227	167	99	—	—	810
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$30,789	$11,266	$13,381	$10,387	$4,638	$4,392	$31,381	$—	$106,234
Total loans
Risk rating
Pass	$462,857	$524,455	$276,789	$358,533	$429,068	$484,769	$993,438	$2,452	$3,532,361
Special mention	8	433	12,145	241	14	1,698	810	—	15,349
Substandard	1,366	10,325	10,732	5,037	2,248	11,890	10,651	692	52,941
Doubtful	—	—	—	—	—	77	—	—	77
Total loans	$464,231	$535,213	$299,666	$363,811	$431,330	$498,434	$1,004,899	$3,144	$3,600,728

Based on the analysis performed at December 31, 2024, the risk category of loans by type and year of origination is as follows.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$332,078	$191,947	$337,048	$162,180	$148,732	$166,614	$474,324	$855	$1,813,778
Special mention	331	—	103	—	—	378	497	—	1,309
Substandard	795	459	3,693	3,499	365	6,277	339	—	15,427
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$333,204	$192,406	$340,844	$165,679	$149,097	$173,269	$475,160	$855	$1,830,514
Commercial and industrial
Risk rating
Pass	$114,421	$78,335	$69,294	$32,227	$53,119	$16,902	$261,227	$994	$626,519
Special mention	121	—	160	18	—	870	131	—	1,300
Substandard	8,256	8,189	315	274	1,113	1,592	10,563	667	30,969
Doubtful	—	—	—	—	—	77	—	—	77
Total commercial and industrial	$122,798	$86,524	$69,769	$32,519	$54,232	$19,441	$271,921	$1,661	$658,865
Residential real estate
Risk rating
Pass	$25,981	$33,933	$35,687	$260,180	$7,622	$130,242	$66,981	$572	$561,198
Special mention	—	—	—	—	—	300	72	—	372
Substandard	—	195	253	403	123	3,370	807	45	5,196
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$25,981	$34,128	$35,940	$260,583	$7,745	$133,912	$67,860	$617	$566,766
Agricultural real estate
Risk rating
Pass	$52,369	$16,936	$24,551	$11,468	$20,508	$36,834	$95,410	$277	$258,353
Special mention	1,541	—	151	—	—	138	595	—	2,425
Substandard	—	2,054	56	571	76	3,659	54	—	6,470
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$53,910	$18,990	$24,758	$12,039	$20,584	$40,631	$96,059	$277	$267,248
Agricultural
Risk rating
Pass	$15,428	$4,045	$5,364	$2,576	$3,674	$1,308	$53,757	$49	$86,201
Special mention	—	—	—	—	—	32	—	—	32
Substandard	45	185	19	274	404	36	143	—	1,106
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$15,473	$4,230	$5,383	$2,850	$4,078	$1,376	$53,900	$49	$87,339
Consumer
Risk rating
Pass	$35,412	$17,503	$14,157	$5,765	$2,732	$2,724	$11,007	$—	$89,300
Special mention	—	—	—	—	—	—	—	—	—
Substandard	13	234	289	170	43	35	—	—	784
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$35,425	$17,737	$14,446	$5,935	$2,775	$2,759	$11,007	$—	$90,084
Total loans
Risk rating
Pass	$575,689	$342,699	$486,101	$474,396	$236,387	$354,624	$962,706	$2,747	$3,435,349
Special mention	1,993	—	414	18	—	1,718	1,295	—	5,438
Substandard	9,109	11,316	4,625	5,191	2,124	14,969	11,906	712	59,952
Doubtful	—	—	—	—	—	77	—	—	77
Total loans	$586,791	$354,015	$491,140	$479,605	$238,511	$371,388	$975,907	$3,459	$3,500,816

The following table discloses the charge-off and recovery activity by loan type and year of origination for the six month period ending June 30, 2025.

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$(4)	$(2)	$(240)	$(4)	$—	$—	$—	$(250)
Gross recoveries	—	—	—	198	2	534	—	—	734
Net charge-offs	$—	$(4)	$(2)	$(42)	$(2)	$534	$—	$—	$484
Commercial and industrial
Gross charge-offs	$—	$(40)	$(180)	$(36)	$(21)	$(564)	$(11)	$—	$(852)
Gross recoveries	—	—	7	4	86	297	83	1	478
Net charge-offs	$—	$(40)	$(173)	$(32)	$65	$(267)	$72	$1	$(374)
Residential real estate
Gross charge-offs	$—	$—	$(1)	$(34)	$—	$(85)	$(2)	$—	$(122)
Gross recoveries	—	—	—	—	—	12	5	—	17
Net charge-offs	$—	$—	$(1)	$(34)	$—	$(73)	$3	$—	$(105)
Agricultural real estate
Gross charge-offs	$—	$—	$—	$(17)	$—	$(10)	$—	$—	$(27)
Gross recoveries	—	—	—	6	—	68	—	—	74
Net charge-offs	$—	$—	$—	$(11)	$—	$58	$—	$—	$47
Agricultural
Gross charge-offs	$—	$(11)	$(15)	$(1)	$—	$(66)	$—	$—	$(93)
Gross recoveries	—	—	8	—	—	34	—	—	42
Net charge-offs	$—	$(11)	$(7)	$(1)	$—	$(32)	$—	$—	$(51)
Consumer
Gross charge-offs	$(146)	$(76)	$(165)	$(266)	$(71)	$(145)	$(44)	$—	$(913)
Gross recoveries	1	9	22	53	11	69	9	—	174
Net charge-offs	$(145)	$(67)	$(143)	$(213)	$(60)	$(76)	$(35)	$—	$(739)
Total loans
Gross charge-offs	$(146)	$(131)	$(363)	$(594)	$(96)	$(870)	$(57)	$—	$(2,257)
Gross recoveries	1	9	37	261	99	1,014	97	1	1,519
Net charge-offs	$(145)	$(122)	$(326)	$(333)	$3	$144	$40	$1	$(738)

The following table discloses the charge-off and recovery activity by loan type and year of origination for the six month period ending June 30, 2024.

June 30, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$(17)	$—	$—	$—	$(2)	$—	$(19)
Gross recoveries	—	—	8	—	1	21	1	—	31
Net charge-offs	$—	$—	$(9)	$—	$1	$21	$(1)	$—	$12
Commercial and industrial
Gross charge-offs	$—	$(1)	$(186)	$(106)	$(40)	$(390)	$(1,119)	$—	$(1,842)
Gross recoveries	—	—	125	1	20	42	7	1	196
Net charge-offs	$—	$(1)	$(61)	$(105)	$(20)	$(348)	$(1,112)	$1	$(1,646)
Residential real estate
Gross charge-offs	$—	$—	$—	$(2)	$—	$(21)	$(10)	$—	$(33)
Gross recoveries	—	—	—	1	—	19	—	—	20
Net charge-offs	$—	$—	$—	$(1)	$—	$(2)	$(10)	$—	$(13)
Agricultural real estate
Gross charge-offs	$—	$—	$—	$(1)	$—	$—	$—	$—	$(1)
Gross recoveries	—	—	—	—	—	2	—	—	2
Net charge-offs	$—	$—	$—	$(1)	$—	$2	$—	$—	$1
Agricultural
Gross charge-offs	$—	$—	$(25)	$(2)	$—	$—	$—	$—	$(27)
Gross recoveries	—	—	—	1	—	—	—	—	1
Net charge-offs	$—	$—	$(25)	$(1)	$—	$—	$—	$—	$(26)
Consumer
Gross charge-offs	$(69)	$(61)	$(42)	$(53)	$(15)	$(73)	$(27)	$—	$(340)
Gross recoveries	3	4	9	21	8	67	6	—	118
Net charge-offs	$(66)	$(57)	$(33)	$(32)	$(7)	$(6)	$(21)	$—	$(222)
Total loans
Gross charge-offs	$(69)	$(62)	$(270)	$(164)	$(55)	$(484)	$(1,158)	$—	$(2,262)
Gross recoveries	3	4	142	24	29	151	14	1	368
Net charge-offs	$(66)	$(58)	$(128)	$(140)	$(26)	$(333)	$(1,144)	$1	$(1,894)

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at June 30, 2025, and 2024, that were both experiencing financial difficulty and modified during the three months ended June 30, 2025, and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

June 30, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Combination Rate Change and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$1,914	$301	$—	$2,215	0.12%
Commercial and industrial	—	1,339	—	—	1,339	0.18%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	—	0.00%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$—	$3,253	$301	$—	$3,554	0.10%

June 30, 2024	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Combination Rate Change and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$200	$—	$—	$200	0.01%
Commercial and industrial	3,601	—	—	—	3,601	0.54%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	—	—	109	109	0.05%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$3,601	$200	$—	$109	$3,910	0.11%

The following table presents the amortized cost basis of loans at June 30, 2025, and 2024, that were both experiencing financial difficulty and modified during the six months ended June 30, 2025, and 2024, by class and by type of modification.

June 30, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Combination Rate Change and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$99	$1,914	$301	$—	$2,314	0.12%
Commercial and industrial	26	1,376	—	—	1,402	0.19%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	—	0.00%
Agricultural	242	—	—	—	242	0.25%
Consumer	—	—	—	—	—	0.00%
Total	$367	$3,290	$301	$—	$3,958	0.11%

June 30, 2024	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Combination Rate Change and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$237	$—	$—	$237	0.01%
Commercial and industrial	3,601	—	—	—	3,601	0.54%
Residential real estate	—	—	—	—	—	0.00%
Agricultural real estate	—	354	—	109	463	0.21%
Agricultural	—	—	—	—	—	0.00%
Consumer	—	—	—	—	—	0.00%
Total	$3,601	$591	$—	$109	$4,301	0.12%

At June 30, 2025, and 2024, there were $57 and $90 in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended June 30, 2025, and 2024.

June 30, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$76	$215	$—	$291
Commercial and industrial	—	74	—	74
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$76	$289	$—	$365

June 30, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	211	211
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$—	$—	$211	$211

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2025, and 2024.

June 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.31
Commercial and industrial	—	—%	0.31
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.31

June 30, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.15
Commercial and industrial	—	—%	—
Residential real estate	—	—%	—
Agricultural real estate	—	0.32%	1.00
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	0.32%	0.45

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2025, and 2024.

June 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.31
Commercial and industrial	—	—%	0.31
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.31

June 30, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	$—	—%	0.23
Commercial and industrial	—	—%	—
Residential real estate	—	—%	—
Agricultural real estate	—	0.32%	0.85
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	0.32%	0.64

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of June 30, 2025, and December 31, 2024.

	Allowance for Credit Losses
	June 30, 2025	December 31, 2024
Commercial real estate	$185	$188
Commercial and industrial	980	1,170
Agricultural real estate	53	1
Residential real estate	43	69
Agricultural	—	12
Consumer	17	2
Total allowance for credit losses	$1,278	$1,442

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At June 30, 2025, the portfolio of interest rate swaps had a weighted average maturity of 5.4 years, a weighted average pay rate of 4.60% and a weighted average rate received of 7.45%. At December 31, 2024, the portfolio of interest rate swaps had a weighted average maturity of 5.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 7.70%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated debt and Federal Home Loan Bank advances interest expense and adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at June 30, 2025, and December 31, 2024.

	June 30, 2025			December 31, 2024
	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received
Subordinated debt hedges	10.2	2.81%	6.36%	10.7	2.81%	7.01%
Variable rate FHLB advance hedges	0.7	3.59%	4.36%	1.2	3.58%	4.42%
Prime based receivable loan hedges	—	—%	—%	—	—	—
Total cash flow hedges	1.4	3.53%	4.50%	1.9	3.54%	4.60%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At June 30, 2025, this portfolio of interest rate swaps had a weighted average maturity of 5.72 years, weighted average pay rate of 7.31% and a weighted average rate received of 7.35%. At December 31, 2024, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, weighted average pay rate of 6.72% and weighted average rate received of 6.85%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2025, and December 31, 2024.

	June 30, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$13,903	$1,072	$—	$14,503	$1,465	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	107,500	2,180	—	107,500	2,753	—
Total derivatives designated as hedging relationships	121,403	3,252	—	122,003	4,218	—
Derivatives not designated as hedging instruments:
Interest rate swaps	179,113	3,039	2,898	143,831	3,837	3,546
Total derivatives not designated as hedging instruments	179,113	3,039	2,898	143,831	3,837	3,546
Total	$300,516	6,291	2,898	$265,834	8,055	3,546
Cash collateral		—	4,245		—	7,270
Netting adjustments		(4,173)	(4,173)		(7,173)	(7,173)
Net amount presented in Balance Sheet		$2,118	$2,970		$882	$3,643

The table below lists designated and qualifying hedged items in fair value hedges at June 30, 2025, and December 31, 2024.

	June 30, 2025			December 31, 2024
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$14,618	$(1,304)	$(376)	$14,985	$(1,658)	$(399)
Total	$14,618	$(1,304)	$(376)	$14,985	$(1,658)	$(399)

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three and six month periods ended June 30, 2025, and 2024, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	$7	$5	$14	$6
Total net gain (loss) related to derivatives designated as hedging instruments	7	5	14	6
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	7	5	14	6
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	39	143	428	219
Total net gains (losses) related to derivatives not designated as hedging instruments	39	143	428	219
Net gains (losses) on derivatives and hedging activities	$46	$148	$442	$225

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended June 30, 2025, and 2024.

	June 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(119)	$126	$7	$113
Total	$(119)	$126	$7	$113

	June 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(34)	$39	$5	$159
Total	$(34)	$39	$5	$159

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six month periods ended June 30, 2025, and 2024.

	June 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(318)	$332	$14	$228
Total	$(318)	$332	$14	$228

	June 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$112	$(106)	$6	$320
Total	$112	$(106)	$6	$320

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended June 30, 2025, and 2024.

	June 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$—	$—	$—
FHLB advance hedges	(46)	(37)	186
Subordinated note hedges	(72)	(55)	67
Total	$(118)	$(92)	$253

	June 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$167	$127	$(169)
FHLB advance hedges	(12)	—	438
Subordinated note hedges	35	24	87
Total	$190	$151	$356

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the six month periods ended June 30, 2025, and 2024.

	June 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$—	$—	$—
FHLB advance hedges	(302)	(231)	371
Subordinated note hedges	(266)	(192)	135
Total	$(568)	$(423)	$506

	June 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$1,159	$876	$(1,267)
FHLB advance hedges	969	741	874
Subordinated note hedges	196	146	175
Total	$2,324	$1,763	$(218)

NOTE 5 – OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Changes in other real estate owned and other repossessed assets for the three months ended June 30, 2025 and 2024 were as follows.

June 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,464	$310	$4,774
Transfers in	183	142	325
Net (loss) gain on sales	(26)	23	(3)
Proceeds from sales	-	(288)	(288)
	4,621	187	4,808
Additions to valuation reserve	—	—	—
Capitalized cost	—	—	—
Recorded investment	$4,621	$187	$4,808

June 30, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$1,465	$392	$1,857
Transfers in	1,823	91	1,914
Net (loss) gain on sales	104	(11)	93
Proceeds from sales	(316)	(11)	(327)
	3,076	461	3,537
Additions to valuation reserve	(87)	—	(87)
Capitalized cost	—	—	—
Recorded investment	$2,989	$461	$3,450

Changes in other real estate owned and other repossessed assets for the six months ended June 30, 2025 and 2024 were as follows.

June 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,773	$4,811	$9,584
Transfers in	296	388	684
Net (loss) gain on sales	8	34	42
Proceeds from sales	(456)	(5,046)	(5,502)
	4,621	187	4,808
Additions to valuation reserve	—	—	—
Capitalized cost	—	—	—
Recorded investment	$4,621	$187	$4,808

June 30, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$1,833	$380	$2,213
Transfers in	1,923	338	2,261
Net (loss) gain on sales	210	(18)	192
Proceeds from sales	(890)	(239)	(1,129)
	3,076	461	3,537
Additions to valuation reserve	(87)	—	(87)
Capitalized cost	—	—	—
Recorded investment	$2,989	$461	$3,450

Expenses related to other real estate owned and other repossessed assets for the three months ended June 30, 2025 and 2024 were as follows.

June 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$26	$(23)	$3
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	39	61	100
Total	$65	$38	$103

June 30, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(104)	$11	$(93)
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	87	—	87
Operating expenses, net of rental income	34	22	56
Total	$17	$33	$50

Expenses related to other real estate owned and other repossessed assets for the six months ended June 30, 2025 and 2024 were as follows.

June 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(8)	$(34)	$(42)
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	121	125	246
Total	$113	$91	$204

June 30, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(210)	$18	$(192)
Gain on initial valuation of collateral	(3)	—	(3)
Provision for unrealized losses	87	—	87
Operating expenses, net of rental income	59	58	117
Total	$(67)	$76	$9

The balance of other real estate owned includes $527 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at June 30, 2025, and $134 at December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $583 at June 30, 2025, and $553 at December 31, 2024. At June 30, 2025 and December 31 ,2024, included in the other real estate owned balance is $2,141 related to closed bank locations transferred from premises and equipment.

NOTE 6 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended June 30, 2025, and December 31, 2024, are listed below.

June 30, 2025	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,578	$3,580	12.6	3.30%
Total operating leases	$3,578	$3,580	12.6	3.30%

December 31, 2024	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,600	$3,601	12.5	3.29%
Total operating leases	$3,600	$3,601	12.5	3.29%

Operating lease costs for the three and six months ended June 30, 2025, and 2024, are listed below.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Operating lease cost	$162	$155	$318	$275
Short-term lease cost	—	—	—	—
Variable lease cost	24	14	45	43
Total operating lease cost	$186	$169	$363	$318

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or six month periods ended June 30, 2025.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	June 30, 2025
Due in one year or less	$534
Due after one year through two years	556
Due after two years through three years	486
Due after three years through four years	376
Due after four years through five years	312
Thereafter	2,161
Total undiscounted cash flows	4,425
Discount on cash flows	(845)
Total operating lease liability	$3,580

NOTE 7 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2025, and December 31, 2024, are listed below.

	June 30, 2025	December 31, 2024
Federal funds purchased	$—	$—
Retail repurchase agreements	36,420	37,246

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $38,996 and $45,249 at June 30, 2025, and December 31, 2024. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024
Average daily balance during the period	$39,322	$39,791
Average interest rate during the period	1.77%	1.89%
Maximum month-end balance year-to-date	$40,423	$47,312
Weighted average interest rate at period-end	1.74%	1.74%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances. Federal Home Loan Bank advances as of June 30, 2025, and December 31, 2024, are as follows.

	June 30, 2025	December 31, 2024
Federal Home Loan Bank line of credit advances	$283,676	$78,073
Federal Home Loan Bank fixed-rate term advances	100,000	100,000
Total Federal Home Loan Bank advances	$383,676	$178,073

At June 30, 2025, and December 31, 2024, the Company had un-disbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $23,800 and $118,326. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $794,067 at June 30, 2025, and qualifying loans of $885,128 and securities of $79,417 for a total of $964,545 at December 31, 2024. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $385,686 and $667,092 at June 30, 2025, and December 31, 2024.

Federal Reserve Bank borrowings

At June 30, 2025, and December 31, 2024, the Company had a borrowing capacity of $662,586 and $648,183, for which the Company has pledged loans with an outstanding balance of $875,546 and $852,957 and securities with a fair value of $0 and $9,070. The Company had no outstanding borrowings at June 30, 2025.

Bank stock loan

The Company entered into an agreement with an unaffiliated financial institution and is secured by the Company’s stock in Equity Bank. The loan was renewed on February 10, 2023, with a new maturity date of February 10, 2024. With this renewal, the maximum borrowing amount remained at $25,000. Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.25%. Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the five-year term of each separate note. The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility due on the maturity date of the renewal.

The loan was renewed and amended on February 10, 2024, with the same terms as the previous renewal and a new maturity date of February 10, 2025.

The loan was renewed and amended on February 10, 2025, with the same terms as the previous renewal and a new maturity date of February 10, 2026.

There were no outstanding principal balances on the bank stock loan at June 30, 2025, and December 31, 2024.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of June 30, 2025, and December 31, 2024, are listed below.

	June 30, 2025	December 31, 2024
Subordinated debentures	$24,125	$23,946
Subordinated notes	—	73,531
Total	$24,125	$97,477

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

Subordinated debentures as of June 30, 2025, and December 31, 2024, are listed below.

	June 30, 2025	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.52%	9.8
CTIII subordinated debentures	5,155	6.47%	12.0
CFSTI subordinated debentures	5,155	7.81%	7.5
ASBSTI subordinated debentures	7,732	6.38%	10.2
Total contractual balance	28,352
Fair market value adjustments	(4,227)
Total subordinated debentures	$24,125

	December 31, 2024	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.92%	10.3
CTIII subordinated debentures	5,155	6.51%	12.5
CFSTI subordinated debentures	5,155	7.84%	8.0
ASBSTI subordinated debentures	7,732	6.42%	10.7
Total contractual balance	28,352
Fair market value adjustments	(4,406)
Total subordinated debentures	$23,946

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

On June 30, 2025 the Company executed an early redemption on the subordinated notes. The Company realized a loss of $1,361 from the write off of debt issue costs from the debt extinguishment.

Subordinated notes as of December 31, 2024, are listed below.

	December 31, 2024	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	5.5
Total principal outstanding	75,000
Debt issuance cost	(1,469)
Total subordinated notes	$73,531

Future principal repayments

Future principal repayments of the June 30, 2025 outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	FRB Borrowings	Total
Due in one year or less	$36,420	$383,676	$—	$—	$420,096
Due after one year through two years	—	—	—	—	—
Due after two years through three years	—	—	—	—	—
Due after three years through four years	—	—	—	—	—
Due after four years through five years	—	—	—	—	—
Thereafter	—	—	28,352	—	28,352
Total	$36,420	$383,676	$28,352	$—	$448,448

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At June 30, 2025, and December 31, 2024, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024
Class A common stock – issued	22,923,026	22,807,163
Class A common stock – held in treasury	(5,387,037)	(5,379,537)
Class A common stock – outstanding	17,535,989	17,427,626
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $44 and $85 was recorded for the three and six months ended June 30, 2025. ESPP compensation expense of $34 and $69 was recorded for the three and six months ended June 2024. The following table presents the offering periods and costs associated with this program during the reporting period.

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

In September of 2024, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2024, and concluding on September 30, 2025. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received October 7, 2024. Under this program, during the six months ended June 30, 2025, the Company repurchased a total of 7,500 shares of the Company's outstanding common stock at an average price paid of $36.49 per share. At June 30, 2025, there are 992,500 shares remaining for repurchase under the program.

Accumulated other comprehensive income (loss)

At June 30, 2025, and December 31, 2024, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of June 30, 2025, and December 31, 2024, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
June 30, 2025
Net unrealized or unamortized gains (losses)	$(54,434)	$1,505	$(52,929)
Tax effect	13,013	(353)	12,660
	$(41,421)	$1,152	$(40,269)
December 31, 2024
Net unrealized or unamortized gains (losses)	$(74,797)	$2,073	$(72,724)
Tax effect	18,041	(498)	17,543
	$(56,756)	$1,575	$(55,181)

NOTE 9 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of June 30, 2025, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2025, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2025, and December 31, 2024, are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2025
Total capital to risk weighted assets
Equity Bancshares, Inc.	$674,073	16.84%	$420,400	10.50%	$	N/A	N/A
Equity Bank	623,822	15.62%	419,358	10.50%		399,388	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	627,525	15.67%	340,324	8.50%		N/A	N/A
Equity Bank	577,274	14.45%	339,480	8.50%		319,511	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	603,400	15.07%	280,267	7.00%		N/A	N/A
Equity Bank	577,274	14.45%	279,572	7.00%		259,602	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	627,525	12.07%	207,908	4.00%		N/A	N/A
Equity Bank	577,274	11.14%	207,355	4.00%		259,194	5.00%
December 31, 2024
Total capital to risk weighted assets
Equity Bancshares, Inc.	$720,736	18.07%	$418,716	10.50%	$	N/A	N/A
Equity Bank	607,579	15.27%	417,722	10.50%		397,830	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	602,496	15.11%	338,961	8.50%		N/A	N/A
Equity Bank	562,870	14.15%	338,156	8.50%		318,264	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	578,550	14.51%	279,144	7.00%		N/A	N/A
Equity Bank	562,870	14.15%	278,481	7.00%		258,590	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	602,496	11.67%	206,442	4.00%		N/A	N/A
Equity Bank	562,870	10.93%	206,000	4.00%		257,500	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 10 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six months ended June 2025, and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Basic:
Net income (loss) allocable to common stockholders	$15,264	$11,716	$30,305	$25,784
Weighted average common shares outstanding	17,524,244	15,248,654	17,499,422	15,332,357
Weighted average vested restricted stock units	52	49	4,313	4,849
Weighted average shares	17,524,296	15,248,703	17,503,735	15,337,206
Basic earnings (loss) per common share	$0.87	$0.77	$1.73	$1.68
Diluted:
Net income (loss) allocable to common stockholders	$15,264	$11,716	$30,305	$25,784
Weighted average common shares outstanding for:
Basic earnings per common share	17,524,296	15,248,703	17,503,735	15,337,206
Dilutive effects of the assumed exercise of stock options	48,107	57,149	55,450	54,652
Dilutive effects of the assumed vesting of restricted stock units	78,019	70,943	93,719	80,324
Dilutive effects of the assumed exercise of ESPP purchases	876	1,185	1,307	1,204
Average shares and dilutive potential common shares	17,651,298	15,377,980	17,654,211	15,473,386
Diluted earnings (loss) per common share	$0.86	$0.76	$1.72	$1.67

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of June 30, 2025, and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Stock options	252,792	200,000	236,273	224,671
Restricted stock units	108,199	2,707	90,985	6,837
Total antidilutive shares	360,991	202,707	327,258	231,508

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of June 30, 2025, and December 31, 2024.

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$66,423	$—
U.S. Treasury securities	43,710	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities		580,354	—
Private label residential mortgage-backed securities	—	120,947	—
Corporate	—	51,535	—
Small Business Administration loan pools	—	39,281	—
State and political subdivisions	—	71,152	—
Derivative assets:
Derivative assets (included in other assets)	—	6,291	—
Cash collateral held by counterparty and netting adjustments	(4,173)	—	—
Total derivative assets	(4,173)	6,291	—
Other assets:
Equity securities with readily determinable fair value	1,019	—	—
Total other assets	1,019	—	—
Total assets	$40,556	$935,983	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$2,898	$—
Cash collateral held by counterparty and netting adjustments	72	—	—
Total derivative liabilities	72	2,898	—
Total liabilities	$72	$2,898	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$65,094	$—
U.S. Treasury securities	86,563	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	565,510	—
Private label residential mortgage-backed securities	—	124,664	—
Corporate	—	58,652	—
Small Business Administration loan pools	—	29,928	—
State and political subdivisions	—	74,044	—
Derivative assets:
Derivative assets (included in other assets)	—	8,055	—
Cash collateral held by counterparty and netting adjustments	(7,173)	—	—
Total derivative assets	(7,173)	8,055	—
Other assets:
Equity securities with readily determinable fair value	1,031	—	—
Total other assets	1,031	—	—
Total assets	$80,421	$925,947	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,546	$—
Cash collateral held by counterparty and netting adjustments	97	—	—
Total derivative liabilities	97	3,546	—
Total liabilities	$97	$3,546	$—

There were no material transfers between levels during the six months ended June 30, 2025, or the year ended December 31, 2024. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of June 30, 2025, and December 31, 2024.

	June 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$4,336
Commercial and industrial	—	—	5,052
Residential real estate	—	—	2,606
Agricultural real estate	—	—	1,242
Other	—	—	889
Other real estate owned:
Commercial real estate	—	—	2,173
Agricultural real estate	—	—	149
Residential real estate	—	—	25

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$3,375
Commercial and industrial	—	—	6,316
Residential real estate	—	—	3,525
Agricultural real estate	—	—	3,040
Other	—	—	1,113
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2025, or December 31, 2024.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of June 30, 2025, and December 31, 2024.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
June 30, 2025
Individually evaluated real estate loans	$14,125	Sales Comparison Approach	Adjustments for differences between comparable sales	11% - 28% (19%)
Individually evaluated other real estate owned	$2,347	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 15% (9%)
December 31, 2024
Individually evaluated real estate loans	$17,369	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 44% (24%)
Individually evaluated other real estate owned	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for June 30, 2025, and December 31, 2024.

	June 30, 2025
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$366,204	$366,204	$366,204	$—	$—
Available-for-sale securities	973,402	973,402	43,710	929,692	—
Held-to-maturity securities	5,236	5,324	—	5,324	—
Loans held for sale	217	217	—	217	—
Loans, net of allowance for credit losses	3,555,458	3,512,517	—	—	3,512,517
Federal Reserve Bank and Federal Home Loan Bank stock	34,835	34,835	—	34,835	—
Interest receivable	26,243	26,243	—	26,243	—
Derivative assets	6,291	6,291	—	6,291	—
Cash collateral held by derivative counterparty and netting adjustments	(4,173)	(4,173)	(4,173)	—	—
Total derivative assets	2,118	2,118	(4,173)	6,291	—
Equity securities with readily determinable fair value	1,019	1,019	1,019	—	—
Total assets	$4,964,732	$4,921,879	$406,760	$1,002,602	$3,512,517
Financial liabilities:
Deposits	$4,234,918	$4,231,806	$—	$4,231,806	$—
Federal funds purchased and retail repurchase agreements	36,420	36,420	—	36,420	—
Federal Home Loan Bank advances	383,676	383,676	—	383,676	—
Subordinated debentures	24,125	24,125	—	24,125	—
Contractual obligations	17,289	17,289	—	17,289	—
Interest payable	6,237	6,237	—	6,237	—
Derivative liabilities	2,898	2,898	—	2,898	—
Cash collateral held by derivative counterparty and netting adjustments	72	72	72	—	—
Total derivative liabilities	2,970	2,970	72	2,898	—
Total liabilities	$4,705,635	$4,702,523	$72	$4,702,451	$—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$383,747	$383,747	$383,747	$—	$—
Available-for-sale securities	1,004,455	1,004,455	86,563	917,892	—
Held-to-maturity securities	5,217	5,214	—	5,214	—
Loans held for sale	513	513	—	513	—
Loans, net of allowance for credit losses	3,457,549	3,405,767	—	—	3,405,767
Federal Reserve Bank and Federal Home Loan Bank stock	27,875	27,875	—	27,875	—
Interest receivable	28,913	28,913	—	28,913	—
Derivative assets	8,055	8,055	—	8,055	—
Cash collateral held by derivative counterparty and netting adjustments	(7,173)	(7,173)	(7,173)	—	—
Total derivative assets	882	882	(7,173)	8,055	—
Equity securities with readily determinable fair value	1,031	1,031	1,031	—	—
Total assets	$4,910,182	$4,858,397	$464,168	$988,462	$3,405,767
Financial liabilities:
Deposits	$4,374,789	$4,370,728	$—	$4,370,728	$—
Federal funds purchased and retail repurchase agreements	37,246	37,246	—	37,246	—
Federal Home Loan Bank advances	178,073	178,073	—	178,073	—
Subordinated debentures	23,946	23,946	—	23,946	—
Subordinated notes	73,531	73,156	—	73,156	—
Contractual obligations	12,067	12,067	—	12,067	—
Interest payable	5,032	5,032	—	5,032	—
Derivative liabilities	3,546	3,546	—	3,546	—
Cash collateral held by derivative counterparty and netting adjustments	97	97	97	—	—
Total derivative liabilities	3,643	3,643	97	3,546	—
Total liabilities	$4,708,327	$4,703,891	$97	$4,703,794	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2025, and December 31, 2024, were as follows.

	June 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$39,584	$313,401	$28,758	$389,370
Mortgage loans in the process of origination	1,247	5,354	1,345	2,252
Unused lines of credit	165,155	419,052	162,753	377,091

At June 30, 2025, the fixed rate loan commitments have interest rates ranging from 3.95% to 10.00% and maturities ranging from 1 month to 68 months.

Standby Letters of Credit

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to .a third party once specified pre-conditions are met. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers.

The contractual amounts of standby letters of credit as of June 30, 2025, and December 31, 2024, were as follows.

	June 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$14,099	$30,911	$15,081	$27,715

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2025, and 2024.

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Non-interest income
Service charges and fees	$2,177	$2,541	$4,241	$5,110
Debit card income	3,052	2,621	5,556	5,068
Mortgage banking(a)	212	245	318	433
Increase in bank-owned life insurance(a)	1,321	911	4,914	1,739
Net gain (loss) on acquisitions(a)	—	60	—	1,300
Net gain (loss) from securities transactions(a)	12	(27)	24	16
Other
Investment referral income	231	149	349	287
Trust income	466	384	923	703
Insurance sales commissions	168	107	205	143
Recovery on zero-basis purchased loans(a)	1	1,028	3	4,373
Income (loss) from equity method investments(a)	—	(28)	—	(87)
Other non-interest income related to loans and deposits	923	965	2,294	2,112
Other non-interest income not related to loans and deposits(a)	26	2	92	(508)
Total other non-interest income	1,815	2,607	3,866	7,023
Total	$8,589	$8,958	$18,919	$20,689
(a) Not within the scope of ASC 606.

NOTE 15 – BUSINESS COMBINATIONS AND BRANCH SALES

On April 2, 2025 the Company entered into an agreement and plan of reorganization with NBC Corp. of Oklahoma ("NBC"). Acquisition-related costs associated with the NBC transaction during the three months ended June 30, 2025 were $356 ($270 on an after-tax basis).

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

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets for the three months and six months ended June 30, 2025, and 2024. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Six Months Ended June 30, 2025
Interest and dividend income	$148,752	$119	$—		$148,871
Interest expense	45,039	3,738	—		48,777
Net interest income	103,713	(3,619)	—		100,094
Provision (reversal) for credit losses	2,741	—	—		2,741
Net interest income after provision (reversal) for credit losses	100,972	(3,619)	—		97,353
Non-interest income
Service charges and fees	4,241	—	—		4,241
Debit card income	5,556	—	—		5,556
Mortgage banking	318	—	—		318
Increase in value of bank-owned life insurance	4,914	—	—		4,914
Net gain (loss) from securities transactions	24	—	—		24
Other	3,866	35,875	(35,875)	(a)	3,866
Total non-interest income	18,919	35,875	(35,875)		18,919
Non-interest expense
Salaries and employee benefits	39,588	101	—		39,689
Net occupancy and equipment	7,157	—	—		7,157
Data processing	10,139	2	—		10,141
Professional fees	2,295	593	—		2,888
Advertising and business development	2,552	—	—		2,552
Telecommunications	1,175	—	—		1,175
FDIC insurance	1,094	—	—		1,094
Courier and postage	1,633	—	—		1,633
Free nationwide ATM cost	1,060	—	—		1,060
Amortization of core deposit intangibles	2,061	—	—		2,061
Loan expense	410	—	—		410
Other real estate owned	199	5	—		204
Loss on debt extinguishment	—	1,361			1,361
Merger expenses	200	221	—		421
Other	7,516	(311)	—		7,205
Intersegment service charges	(750)	750			—
Total non-interest expense	76,329	2,722	—		79,051
Income (loss) before income tax	43,562	29,534	(35,875)		37,221
Provision (benefit) for income taxes	8,456	(1,540)	—		6,916
Total segment profit/(loss)	$35,106	$31,074	$(35,875)		$30,305

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Six Months Ended June 30, 2024
Interest and dividend income	$146,549	$350	$—		$146,899
Interest expense	52,397	3,844	—		56,241
Net interest income	94,152	(3,494)	—		90,658
Provision (reversal) for credit losses	1,265	—	—		1,265
Net interest income after provision (reversal) for credit losses	92,887	(3,494)	—		89,393
Non-interest income
Service charges and fees	5,110	—	—		5,110
Debit card income	5,068	—	—		5,068
Mortgage banking	433	—	—		433
Increase in value of bank-owned life insurance	1,739	—	—		1,739
Net gain on acquisition and branch sales	1,300	—	—		1,300
Net gain (loss) from securities transactions	(277)	293	—		16
Other	7,023	30,088	(30,088)	(a)	7,023
Total non-interest income	20,396	30,381	(30,088)		20,689
Non-interest expense
Salaries and employee benefits	35,837	87	—		35,924
Net occupancy and equipment	7,322	—	—		7,322
Data processing	9,864	—	—		9,864
Professional fees	2,840	330	—		3,170
Advertising and business development	2,528	1	—		2,529
Telecommunications	1,227	—	—		1,227
FDIC insurance	1,161	—	—		1,161
Courier and postage	1,226	—	—		1,226
Free nationwide ATM cost	1,025	—	—		1,025
Amortization of core deposit intangibles	2,117	—	—		2,117
Loan expense	304	—	—		304
Other real estate owned	9	—	—		9
Merger expenses	3,278	565	—		3,843
Other	6,600	(298)	—		6,302
Intersegment service charges	(690)	690	—		—
Total non-interest expense	74,648	1,375	—		76,023
Income (loss) before income tax	38,635	25,512	(30,088)		34,059
Provision (benefit) for income taxes	9,262	(987)	—		8,275
Total segment profit/(loss)	$29,373	$26,499	$(30,088)		$25,784

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended June 30, 2025
Interest and dividend income	$74,129	$58	$—		$74,187
Interest expense	22,517	1,868	—		24,385
Net interest income	51,612	(1,810)	—		49,802
Provision (reversal) for credit losses	19	—	—		19
Net interest income after provision (reversal) for credit losses	51,593	(1,810)	—		49,783
Non-interest income
Service charges and fees	2,177	—	—		2,177
Debit card income	3,052	—	—		3,052
Mortgage banking	212	—	—		212
Increase in value of bank-owned life insurance	1,321	—	—		1,321
Net gain (loss) from securities transactions	12	—	—		12
Other	1,815	18,831	(18,831)	(a)	1,815
Total non-interest income	8,589	18,831	(18,831)		8,589
Non-interest expense
Salaries and employee benefits	19,692	43	—		19,735
Net occupancy and equipment	3,482	—	—		3,482
Data processing	5,053	2	—		5,055
Professional fees	965	396	—		1,361
Advertising and business development	1,208	—	—		1,208
Telecommunications	588	—	—		588
FDIC insurance	464	—	—		464
Courier and postage	834	—	—		834
Free nationwide ATM cost	547	—	—		547
Amortization of core deposit intangibles	1,016	—	—		1,016
Loan expense	281	—	—		281
Other real estate owned	100	3	—		103
Loss on debt extinguishment	—	1,361			1,361
Merger expenses	134	221	—		355
Other	4,356	(745)	—		3,611
Intersegment service charges	(375)	375	—		—
Total non-interest expense	38,345	1,656	—		40,001
Income (loss) before income tax	21,837	15,365	(18,831)		18,371
Provision (benefit) for income taxes	4,016	(909)	—		3,107
Total segment profit/(loss)	$17,821	$16,274	$(18,831)		$15,264

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended June 30, 2024
Interest and dividend income	$74,959	$173	$—		$75,132
Interest expense	26,735	1,921	—		28,656
Net interest income	48,224	(1,748)	—		46,476
Provision (reversal) for credit losses	265	—	—		265
Net interest income after provision (reversal) for credit losses	47,959	(1,748)	—		46,211
Non-interest income
Service charges and fees	2,541	—	—		2,541
Debit card income	2,621	—	—		2,621
Mortgage banking	245	—	—		245
Increase in value of bank-owned life insurance	911	—	—		911
Net gain on acquisition and branch sales	60	—	—		60
Net gain (loss) from securities transactions	(27)	—	—		(27)
Other	2,607	13,785	(13,785)	(a)	2,607
Total non-interest income	8,958	13,785	(13,785)		8,958
Non-interest expense
Salaries and employee benefits	17,788	39	—		17,827
Net occupancy and equipment	3,787	—	—		3,787
Data processing	5,036	—	—		5,036
Professional fees	1,610	168	—		1,778
Advertising and business development	1,291	—	—		1,291
Telecommunications	572	—	—		572
FDIC insurance	590	—	—		590
Courier and postage	620	—	—		620
Free nationwide ATM cost	531	—	—		531
Amortization of core deposit intangibles	1,218	—	—		1,218
Loan expense	195	—	—		195
Other real estate owned	50	—	—		50
Merger expenses	2,282	5	—		2,287
Other	4,088	(999)	—		3,089
Intersegment service charges	(1,035)	1,035	—		—
Total non-interest expense	38,623	248	—		38,871
Income (loss) before income tax	18,294	11,789	(13,785)		16,298
Provision (benefit) for income taxes	5,091	(509)	—		4,582
Total segment profit/(loss)	$13,203	$12,298	$(13,785)		$11,716

(a) Elimination of equity in earnings of subsidiary

	For the Six Months Ended June 30,
	2025			2024
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$2,898	$90	$2,988	$2,643	$90	$2,733
Amortization of operating lease right-of-use-asset	248	—	248	216	—	216
Amortization of cloud computing implementation costs	41	—	41	70	—	70
Amortization of intangible assets	2,289	—	2,289	2,189	—	2,189
Purchase of long lived assets	4,006	—	4,006	6,337	—	6,337
Provision (benefit) for income taxes	8,456	(1,540)	6,916	9,262	(987)	8,275

	For the Three Months Ended June 30,
	2025			2024
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$1,464	$45	$1,509	$1,314	$45	$1,359
Amortization of operating lease right-of-use-asset	121	—	121	124	—	124
Amortization of cloud computing implementation costs	20	—	20	35	—	35
Amortization of intangible assets	1,145	—	1,145	1,254	—	1,254
Purchase of long lived assets	2,542	—	2,542	873	—	873
Provision (benefit) for income taxes	4,016	(909)	3,107	5,091	(509)	4,582

	June 30,	December 31,
	2025	2024
Assets
Total assets for reportable segments	$5,358,265	$5,316,222
Holding company administrative adjustments	672,026	703,685
Elimination of bank cash and intercompany receivable of subsidiaries	(42,666)	(107,522)
Elimination of investment in subsidiaries	(613,788)	(580,338)
Consolidated total assets	$5,373,837	$5,332,047

NOTE 17 – SUBSEQUENT EVENTS

On April 2, 2025, the Company entered into an agreement and plan of reorganization with NBC Corp. of Oklahoma ("NBC"). NBC is the parent company of NBC Oklahoma, an Oklahoma state bank which has seven branch locations in Oklahoma City, Altus, Kingfisher, an Enid as well as a loan production office in Alva. In NBC Oklahoma's June 30, 2025, unaudited Consolidated Report of Condition, NBC Oklahoma reported total assets of $903,349, which included total loans of $690,012. At June 30, 2025, total liabilities of $832,998 were reported by NBC Oklahoma, which included deposits of $810,727. NBC Oklahoma reported $3,291 in net income before income taxes for the three months ended June 30, 2025. The Company anticipates there will be core deposit intangible and goodwill recorded with this acquisition. The merger closed on July 2, 2025.

On July 17, 2025, the Company completed an offering of $75,000 in aggregate principal amount of its 7.125% fixed-to-floating rate subordinated notes that mature August 1, 2035. The floating rate will be effective August 1, 2030, the floating interest rate will be reset quarterly, and the interest rate for any floating rate period shall be equal to the then-current Three-Month Term SOFR plus 349 basis points for each quarterly interest period during the floating rate period.

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$74,187	$74,684	$74,979	$74,965	$75,132
Interest expense	24,385	24,392	25,506	28,934	28,656
Net interest income	49,802	50,292	49,473	46,031	46,476
Provision (reversal) for credit losses	19	2,722	98	1,183	265
Net gain on acquisition and branch sales	—	—	—	831	60
Net gain (loss) from securities transactions	12	12	(2)	206	(27)
Other non-interest income	8,577	10,318	8,818	8,280	8,925
Merger expenses	355	66	—	618	2,287
Loss on debt extinguishment	1,361	—	—	—	—
Other non-interest expense	38,285	38,984	37,806	29,710	36,584
Income (loss) before income taxes	18,371	18,850	20,385	23,837	16,298
Provision for income taxes	3,107	3,809	3,399	3,986	4,582
Net income (loss)	15,264	15,041	16,986	19,851	11,716
Net income (loss) allocable to common stockholders	15,264	15,041	16,986	19,851	11,716
Basic earnings (loss) per share	$0.87	$0.86	$1.06	$1.30	$0.77
Diluted earnings (loss) per share	$0.86	$0.85	$1.04	$1.28	$0.76
Balance Sheet Data (at period end)
Cash and cash equivalents	$366,204	$431,382	$383,747	$235,483	$260,266
Securities available-for-sale	973,402	950,453	1,004,455	1,041,000	1,042,176
Securities held-to-maturity	5,236	5,226	5,217	5,408	5,226
Loans held for sale	217	338	513	901	1,959
Gross loans held for investment	3,600,728	3,631,628	3,500,816	3,600,925	3,454,407
Allowance for credit losses	45,270	45,824	43,267	43,490	43,487
Loans held for investment, net of allowance for credit losses	3,555,458	3,585,804	3,457,549	3,557,435	3,410,920
Goodwill and core deposit intangibles, net	66,009	67,025	68,070	69,130	69,737
Mortgage servicing asset, net	—	—	—	—	25
Naming rights, net	5,852	5,926	957	968	979
Total assets	5,373,837	5,446,100	5,332,047	5,355,233	5,245,517
Total deposits	4,234,918	4,405,364	4,374,789	4,362,944	4,341,437
Borrowings	444,221	371,126	312,796	431,529	385,533
Total liabilities	4,738,201	4,828,776	4,739,129	4,851,195	4,784,082
Total stockholders’ equity	635,636	617,324	592,918	504,038	461,435
Tangible common equity*	563,775	544,373	523,891	433,940	390,694
Performance ratios
Return on average assets (ROAA) annualized	1.18%	1.17%	1.31%	1.52%	0.91%
Return on average equity (ROAE) annualized	9.76%	10.07%	12.67%	16.27%	10.35%
Return on average tangible common equity (ROATCE)* annualized	11.69%	12.12%	15.30%	19.92%	13.31%
Yield on loans annualized	6.94%	7.15%	7.15%	7.11%	7.15%
Cost of interest-bearing deposits annualized	2.47%	2.44%	2.57%	2.85%	2.78%
Cost of total deposits	1.93%	1.90%	1.99%	2.20%	2.14%
Net interest margin annualized	4.17%	4.27%	4.17%	3.87%	3.94%
Efficiency ratio*	63.62%	62.43%	63.02%	52.59%	63.77%
Non-interest expense to net interest income plus non-interest income	68.51%	64.42%	64.86%	54.80%	70.12%
Non-interest income / average assets annualized	0.66%	0.80%	0.68%	0.71%	0.69%
Non-interest expense / average assets annualized	3.08%	3.04%	2.91%	2.32%	3.01%
Dividend payout ratio	17.49%	17.81%	15.62%	11.74%	15.79%
Performance ratios - Core
Core earnings per diluted share*	$0.99	$0.90	$1.10	$1.32	$1.05
Core return on average assets*	1.35%	1.24%	1.37%	1.56%	1.25%
Core return on average equity*	11.18%	10.69%	13.29%	16.73%	14.25%
Core return on average tangible common equity*	12.64%	12.14%	15.29%	19.58%	16.89%
Core non-interest expense / average assets*	2.86%	2.94%	2.83%	2.18%	2.73%
Capital Ratios
Tier 1 Leverage Ratio	12.07%	11.76%	11.67%	9.55%	9.14%
Common Equity Tier 1 Capital Ratio	15.07%	14.70%	14.51%	11.37%	11.12%
Tier 1 Risk Based Capital Ratio	15.67%	15.30%	15.11%	11.94%	11.70%
Total Risk Based Capital Ratio	16.84%	18.32%	18.07%	14.78%	14.61%
Total Stockholders equity / Total Assets	11.83%	11.34%	11.12%	9.41%	8.80%
Tangible common equity to tangible assets*	10.63%	10.13%	9.95%	8.21%	7.55%
Book value per share	$36.27	$35.23	$34.04	$32.97	$30.36
Tangible common book value per share*	$32.17	$31.07	$30.07	$28.38	$25.70
Tangible common book value per diluted share*	$31.89	$30.84	$29.70	$28.00	$25.44

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 78 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of June 30, 2025, we had consolidated total assets of $5.37 billion, total loans held for investment, net of allowance, of $3.56 billion, total deposits of $4.23 billion, and total stockholders’ equity of $635.6 million. During the three and six month periods ended June 30, 2025, the Company had net income of $15.3 million and $30.3 million. The Company had net income of $11.7 million and $25.8 million for the three and six month periods ended June 30, 2024.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of June 30, 2025. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration, modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended June 30, 2025, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended June 30, 2025, compared with three months ended June 30, 2024: Net income allocable to common stockholders for the three months ended June 30, 2025, was $15.3 million, or $0.86 diluted earnings per share as compared to $11.7 million, or $0.76 diluted earnings per share for the three months ended June 30, 2024, an increase of $3.5 million. The increase was largely due to an increase in net interest income of $3.3 million, offset by an increase in other non-interest expense of $1.1 million net of a decrease in the provision for taxes of $1.5 million.

Six months ended June 30, 2025, compared with six months ended June 30, 2024: Net income allocable to common stockholders for the six months ended June 30, 2025, was $30.3 million, or $1.72 diluted earnings per share as compared to $25.8 million, or $1.67 diluted earnings per share for the six months ended June 30, 2024, an increase of $4.5 million. The increase was largely due to increases in net interest income of $9.4 million, provision for loan losses of $1.5 million, offset by an increase in non-interest expense of $3.0 million, and decreases in non-interest income of $1.7 million and provision for income taxes of $1.4 million.

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

Three months ended June 30, 2025, compared with three months ended June 30, 2024: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2025, and 2024. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Three Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$743,538	$13,922	7.51%	$635,123	$12,782	8.09%
Commercial real estate	1,411,211	25,042	7.12%	1,401,109	24,541	7.04%
Real estate construction	461,898	9,117	7.92%	402,831	8,843	8.83%
Residential real estate	566,719	6,873	4.86%	580,338	6,563	4.55%
Agricultural real estate	257,947	4,574	7.11%	206,018	3,944	7.70%
Agricultural	93,539	1,732	7.43%	127,298	3,102	9.80%
Consumer	96,129	1,608	6.71%	106,759	1,743	6.57%
Total loans	3,630,981	62,868	6.94%	3,459,476	61,518	7.15%
Taxable securities	908,331	8,821	3.89%	1,006,018	10,176	4.07%
Nontaxable securities	53,538	358	2.68%	59,961	401	2.70%
Total Securities	961,869	9,179	3.83%	1,065,979	10,577	3.99%
Federal funds sold and other	198,814	2,140	4.32%	220,258	3,037	5.54%
Total interest-earning assets	4,791,664	74,187	6.21%	4,745,713	75,132	6.37%
Non-interest-earning assets:
Other real estate owned, net	4,520			1,791
Premises and equipment, net	117,355			116,208
Bank-owned life insurance	132,912			128,602
Goodwill, core deposit and other intangibles, net	72,406			71,423
Other non-interest-earning assets	88,093			132,522
Total assets	$5,206,950			$5,196,259
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,053,588	5,432	2.07%	$1,089,206	7,339	2.71%
Savings and money market	1,419,686	7,745	2.19%	1,441,693	8,607	2.40%
Demand, savings and money market	2,473,274	13,177	2.14%	2,530,899	15,946	2.53%
Certificates of deposit	791,325	6,913	3.50%	744,866	6,716	3.63%
Total interest-bearing deposits	3,264,599	20,090	2.47%	3,275,765	22,662	2.78%
FHLB term and line of credit advances	210,224	2,224	4.24%	302,972	3,789	5.03%
Subordinated debt	96,875	1,852	7.67%	97,121	1,899	7.86%
Other borrowings	43,648	219	2.01%	50,085	306	2.46%
Total interest-bearing liabilities	3,615,346	24,385	2.71%	3,725,943	28,656	3.09%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	918,874			975,078
Non-interest-bearing liabilities	45,627			39,916
Stockholders’ equity	627,103			455,322
Total liabilities and stockholders’ equity	$5,206,950			$5,196,259
Net interest income		$49,802			$46,476
Interest rate spread			3.50%			3.28%
Net interest margin(2)			4.17%			3.94%
Total cost of deposits, including non-interest bearing deposits	$4,183,473	$20,090	1.93%	$4,250,843	$22,662	2.14%
Average interest-earning assets to interest-bearing liabilities			132.54%			127.37%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended June 30, 2025, and 2024.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2025, and 2024

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$2,074	$(934)	$1,140
Commercial real estate	177	324	501
Real estate construction	1,219	(945)	274
Residential real estate	(157)	467	310
Agricultural real estate	937	(307)	630
Agricultural	(719)	(651)	(1,370)
Consumer	(176)	41	(135)
Total loans	3,355	(2,005)	1,350
Taxable securities	(959)	(396)	(1,355)
Nontaxable securities	(42)	(1)	(43)
Total securities	(1,001)	(397)	(1,398)
Federal funds sold and other	(275)	(622)	(897)
Total interest-earning assets	2,079	(3,024)	(945)
Interest-bearing liabilities:
Interest-bearing demand deposits	(233)	(1,674)	(1,907)
Savings and money market	(132)	(730)	(862)
Demand, savings and money market	(365)	(2,404)	(2,769)
Certificates of deposit	412	(215)	197
Total interest-bearing deposits	47	(2,619)	(2,572)
FHLB term and line of credit advances	(1,041)	(524)	(1,565)
Subordinated debt	(6)	(41)	(47)
Other borrowings	(36)	(51)	(87)
Total interest-bearing liabilities	(1,036)	(3,235)	(4,271)
Net Interest Income	$3,115	$211	$3,326

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

Interest income decreased $945 thousand for the quarter ended June 30, 2025, as compared to the quarter ended June 30, 2024. A $3.0 million decrease in interest from the rate/yield on interest earning assets, partially offset by a $2.1 million increases due to increased volume of average interest earning assets. Realized rate/yield decreases on loans were attributable to 17 basis point (bp) decrease from changes in coupon rates, a 5 bp decrease from non-accrual interest adjustment and a 5 bp increase from the accretion of merger purchase accounting adjustments, partially offset by a 3 bp increase from the amortization of loan origination fees, a 1 bp increase from hedge accounting net settlements and a 2 bp increase from other adjustments. The decrease in interest income on the remaining components of interest earning assets was primarily from an decrease in the rate/yield that was offset by an increase in earning asset volume.

The decrease in interest expense of $4.3 million was due to the deposit portfolio repricing downward and a decrease in volume of the FHLB borrowing line as well as a decrease in borrowing rates.

During the quarter ended June 30, 2025, when compared to the quarter ended June 30, 2024, net interest margin increased 23 bp and net interest spread increased by 22 bp to 3.50% from 3.28%. During the fourth quarter of 2024, the federal funds rate was dropped three times for a total of 100 bp. This decline is the primary driver of the downward trend in both yield on interest earning assets and cost on interest bearing liabilities. The expansion in margin and spread is attributable to the shifting composition of interest earning assets as well as realized sensitivity in liability pricing following the rate movements.

Six months ended June 30, 2025, compared with six months ended June 30, 2024: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six months ended June 30, 2025, and 2024. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Six Months Ended June 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$716,978	$28,244	7.94%	$634,879	$25,194	7.98%
Commercial real estate	1,417,625	49,635	7.06%	1,425,143	49,142	6.93%
Real estate construction	459,915	17,919	7.86%	378,815	16,618	8.82%
Residential real estate	566,198	13,588	4.84%	580,382	13,024	4.51%
Agricultural real estate	261,006	9,988	7.72%	201,520	7,412	7.40%
Agricultural	89,244	3,398	7.68%	129,167	5,493	8.55%
Consumer	92,293	3,093	6.76%	106,107	3,464	6.57%
Total loans	3,603,259	125,865	7.04%	3,456,013	120,347	7.00%
Taxable securities	922,597	17,935	3.92%	1,008,742	20,053	4.00%
Nontaxable securities	55,167	735	2.69%	61,298	792	2.60%
Total securities	977,764	18,670	3.85%	1,070,040	20,845	3.92%
Federal funds sold and other	200,849	4,336	4.35%	217,902	5,707	5.27%
Total interest-earning assets	4,781,872	148,871	6.28%	4,743,955	146,899	6.23%
Non-interest-earning assets:
Other real estate owned, net	4,569			1,780
Premises and equipment, net	117,396			115,983
Bank-owned life insurance	133,091			126,891
Goodwill, core deposit and other intangibles, net	72,397			66,813
Other non-interest-earning assets	100,342			118,413
Total assets	$5,209,667			$5,173,835
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,057,371	11,012	2.10%	$1,085,913	14,786	2.74%
Savings and money market	1,443,008	15,747	2.20%	1,439,797	16,819	2.35%
Demand, savings and money market	2,500,379	26,759	2.16%	2,525,710	31,605	2.52%
Certificates of deposit	742,606	12,708	3.45%	772,126	13,912	3.62%
Total interest-bearing deposits	3,242,985	39,467	2.45%	3,297,836	45,517	2.78%
FHLB term and line of credit advances	242,127	5,140	4.28%	208,160	4,933	4.77%
Federal Reserve Bank discount window	—	—	0.00%	62,308	1,361	4.39%
Subordinated debt	97,206	3,703	7.68%	97,056	3,798	7.87%
Other borrowings	44,924	467	2.10%	52,649	632	2.41%
Total interest-bearing liabilities	3,627,242	48,777	2.71%	3,718,009	56,241	3.04%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	920,439			955,027
Non-interest-bearing liabilities	45,417			43,769
Stockholders’ equity	616,569			457,030
Total liabilities and stockholders’ equity	$5,209,667			$5,173,835
Net interest income		$100,094			$90,658
Interest rate spread			3.57%			3.19%
Net interest margin(2)			4.22%			3.84%
Total cost of deposits, including non-interest bearing deposits	$4,163,424	$39,467	1.91%	$4,252,863	$45,517	2.15%
Average interest-earning assets to interest-bearing liabilities			131.83%			127.59%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the six month periods ended June 30, 2025, and 2024.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2025, and 2024

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$3,235	$(185)	$3,050
Commercial real estate	(259)	752	493
Real estate construction	3,296	(1,995)	1,301
Residential real estate	(324)	888	564
Agricultural real estate	2,266	310	2,576
Agricultural	(1,565)	(530)	(2,095)
Consumer	(461)	90	(371)
Total loans	6,188	(670)	5,518
Taxable securities	(1,682)	(436)	(2,118)
Nontaxable securities	(81)	24	(57)
Total securities	(1,763)	(412)	(2,175)
Federal funds sold and other	(422)	(949)	(1,371)
Total interest-earning assets	4,003	(2,031)	1,972
Interest-bearing liabilities:
Interest-bearing demand deposits	(379)	(3,395)	(3,774)
Savings and money market	37	(1,109)	(1,072)
Demand, savings and money market	(342)	(4,504)	(4,846)
Certificates of deposit	(521)	(683)	(1,204)
Total interest-bearing deposits	(863)	(5,187)	(6,050)
FHLB term and line of credit advances	754	(547)	207
Federal Reserve Bank discount window	(1,361)	—	(1,361)
Subordinated debt	6	(101)	(95)
Other borrowings	(86)	(79)	(165)
Total interest-bearing liabilities	(1,550)	(5,914)	(7,464)
Net Interest Income	$5,553	$3,883	$9,436

Interest income on interest-earning assets increased $2.0 million for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. Of this increase, $4.0 million is attributable to increases in volume of interest earning assets offset by declining rate/yield. Realized rate/yield decreases on loans were attributable to increases in hedge adjustments of 7 bp and purchased mortgage premiums of 2 bp, partially offset by a decrease in non-accrual interest adjustments of 5 bp. Interest Income on securities decreased primarily due to a decrease in volume due to maturities and calls and to a lesser extent a decrease in the rate/yield.

There was a decrease in interest expense on interest-bearing liabilities of $7.5 million due to the deposit portfolio repricing to market interest rates as well as decreased utilization of secured borrowing lines.

When compared to the six months ended June 30, 2024, net interest margin increased 38 bp during the six months ended June 30, 2025, while net interest spread increased by 38 bp to 3.57% from 3.19%. During the fourth quarter of 2024, the federal funds rate was dropped three times for a total of 100 bp. This decline is the primary driver of the downward trend in both yield on interest earning assets and cost on interest bearing liabilities. The expansion in margin and spread is attributable to the shifting composition of interest earning assets as well as realized sensitivity in liability pricing following the rate movements.

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

Three months ended June 30, 2025, compared with three months ended June 30, 2024: During the three months ended June 30, 2025, there was a provision for credit losses of $19 thousand compared to a provision for credit losses of $265 thousand for the three months ended June 30, 2024. The comparatively lower provision for the three months ended June 30, 2025 is primarily attributable to the decrease in exposure used in the calculation of historical loss in the commercial and industrial and agricultural portfolios. The Company continues to estimate the allowance for credit losses with assumptions that anticipate slower prepayment rates and continued market disruption caused by trade policy, elevated inflation, supply chain issues and the impact of monetary policy on consumers and businesses. Net charge-offs for the three months ended June 30, 2025 and 2024, were $573 thousand and $1.2 million, respectively. For the three months ended June 30, 2025, gross charge-offs were $1.1 million, offset by gross recoveries of $545 thousand. In comparison, gross charge-offs were $1.4 million for the three months ended June 30, 2024, offset by gross recoveries of $153 thousand.

Six months ended June 30, 2025, compared with six months ended June 30, 2024: During the six months ended June 30, 2025, there was a provision for credit losses of $2.7 million compared to a provision for credit losses of $1.3 million during the six months ended June 30, 2024. The increase in the provision for the six months ended is primarily attributable to loan growth as well as a general decline in the economic outlook for the recent volatility and potential stress created by the continuing changes to the U.S. trade policy offset by a decrease in the projected annual loss rate as well as a decrease in the calculated exposure as a percentage of performing loans. Net charge-offs for the six months ended June 30, 2025, were $738 thousand compared to net charge-offs of $1.9 million for the six months ended June 30, 2024. For the six months ended June 30, 2025, gross charge-offs were $2.3 million, offset by gross recoveries of $1.5 million. In comparison, gross charge-offs were $2.3 million for the six months ended June 30, 2024, offset by gross recoveries of $368 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, trust income and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended June 30, 2025, compared with three months ended June 30, 2024: The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2025, and 2024.

Non-Interest Income

For the Three Months Ended June 30,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Service charges and fees	$2,177	$2,541	$(364)	(14.3)%
Debit card income	3,052	2,621	431	16.4%
Mortgage banking	212	245	(33)	(13.5)%
Increase in value of bank-owned life insurance	1,321	911	410	45.0%
Other
Investment referral income	231	149	82	55.0%
Trust income	466	384	82	21.4%
Insurance sales commissions	168	107	61	57.0%
Recovery on zero-basis purchased loans	1	1,028	(1,027)	(99.9)%
Income (loss) from equity method investments	—	(31)	31	(100.0)%
Other non-interest income	949	970	(21)	(2.2)%
Total other	1,815	2,607	(792)	(30.4)%
Subtotal	8,577	8,925	(348)	(3.9)%
Net gain (loss) on acquisition and branch sales	—	60	(60)	100.0%
Net gain (loss) from securities transactions	12	(27)	39	(144.4)%
Total non-interest income	$8,589	$8,958	$(369)	(4.1)%

Total non-interest income decreased $369 thousand during the three months ended June 30, 2025, as compared to the same period in 2024. The decrease is largely attributable to a reduction in the recovery on zero basis loans offset by an increase in the value of bank owned life insurance and debit card income. During the quarter, the Bank realized an increase in the value of the bank owned life insurance program due to increased earnings after the restructure of the policies during the second quarter of 2024.

Six months ended June 30, 2025, compared with six months ended June 30, 2024: The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2025, and 2024

Non-Interest Income

For the Six Months Ended June 30,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Service charges and fees	$4,241	$5,110	$(869)	(17.0)%
Debit card income	5,556	5,068	488	9.6%
Mortgage banking	318	433	(115)	(26.6)%
Increase in value of bank-owned life insurance	4,914	1,739	3,175	182.6%
Other
Investment referral income	349	287	62	21.6%
Trust income	923	703	220	31.3%
Insurance sales commissions	205	143	62	43.4%
Recovery on zero-basis purchased loans	3	4,373	(4,370)	(99.9)%
Income from equity method investments	—	(87)	87	(100.0)%
Other non-interest income	2,386	1,604	782	48.8%
Total other	3,866	7,023	(3,157)	(45.0)%
Subtotal	18,895	19,373	(478)	(2.5)%
Net gain (loss) on acquisition and branch sales	—	1,300	(1,300)	(100.0)%
Net gain (loss) from securities transactions	24	16	8	50.0%
Total non-interest income	$18,919	$20,689	$(1,770)	(8.6)%

Total non-interest income decreased $1.8 million during the six months ended June 30, 2025, as compared to the same period in 2024. The decrease is largely attributable to decreases in recovery on zero-basis purchased loans, a net decrease in gain on branch acquisition and sales offset by an increase in the value of bank owned life insurance. During the six month ended June 30, 2025, the Bank realized a death benefit on an insured, under its bank owned life insurance program as well as increased earnings as a result of the policy restructure. This benefit drove the comparative increase noted above.

Non-Interest Expense

Three months ended June 30, 2025, compared with three months ended June 30, 2024: For the three months ended June 30, 2025, non-interest expense totaled $40.0 million, an increase of $1.1 million, when compared to the three months ended June 30, 2024. Changes in the various components of non-interest expense for the three months ended June 30, 2025, and 2024, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended June 30,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Salaries and employee benefits	$19,735	$17,827	$1,908	10.7%
Net occupancy and equipment	3,482	3,787	(305)	(8.1)%
Data processing	5,055	5,036	19	0.4%
Professional fees	1,361	1,778	(417)	(23.5)%
Advertising and business development	1,208	1,291	(83)	(6.4)%
Telecommunications	588	572	16	2.8%
FDIC insurance	464	590	(126)	(21.4)%
Courier and postage	834	620	214	34.5%
Free nationwide ATM cost	547	531	16	3.0%
Amortization of core deposit intangible	1,016	1,218	(202)	(16.6)%
Loan expense	281	195	86	44.1%
Other real estate owned	103	50	53	106.0%
Loss on debt extinguishment	1,361	—	1,361	(100.0)%
Other	3,611	3,089	522	16.9%
Subtotal	39,646	36,584	3,062	8.4%
Merger expenses	355	2,287	(1,932)	(84.5)%
Total non-interest expense	$40,001	$38,871	$1,130	2.9%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $1.9 million for the period ended June 30, 2025, as compared to the same period in 2024. The increase in employee salaries and wages was primarily due to additional payroll costs as well as an increase in incentive compensation and stock related compensation expense, which is partially driven by the increase in staff from our 2024 KansasLand merger.

Loss on Debt Extinguishment: During the quarter ending June 30, 2025, the Company executed an early redemption on the subordinated notes. The Company realized a loss of $1.4 million from the write off of debt issue costs from the debt extinguishment.

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

Merger expenses: The decrease is primarily due to the completion of the Rockhold merger and the preliminary work on the KansasLand merger in the prior period. The majority of expense related to the NBC merger, which closed on July 2, 2025, is expected to be realized in period it closed.

Six months ended June 30, 2025, compared with six months ended June 30, 2024: For the six months ended June 30, 2025, non-interest expense totaled $79.0 million, an increase of $3.0 million, when compared to the six months ended June 30, 2024. Changes in the various components of non-interest expense for the six months ended June 30, 2025, and 2024, are discussed in more detail in the following table.

Non-Interest Expense

For the Six Months Ended June 30,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Salaries and employee benefits	$39,689	$35,924	$3,765	10.5%
Net occupancy and equipment	7,157	7,322	(165)	(2.3)%
Data processing	10,141	9,864	277	2.8%
Professional fees	2,888	3,170	(282)	(8.9)%
Advertising and business development	2,552	2,529	23	0.9%
Telecommunications	1,175	1,227	(52)	(4.2)%
FDIC insurance	1,094	1,161	(67)	(5.8)%
Courier and postage	1,633	1,226	407	33.2%
Free nationwide ATM cost	1,060	1,025	35	3.4%
Amortization of core deposit intangibles	2,061	2,117	(56)	(2.6)%
Loan expense	410	304	106	34.9%
Other real estate owned	204	9	195	2166.7%
Loss on debt extinguishment	1,361	—	1,361	(100.0)%
Other	7,205	6,302	903	14.3%
Sub-Total	78,630	72,180	6,450	8.9%
Merger expenses	421	3,843	(3,422)	(89.0)%
Total non-interest expense	$79,051	$76,023	$3,028	4.0%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $3.8 million for the period ended June 30, 2025, as compared to the same period in 2024. The increase is primarily due to increases in employee salaries, additional payroll costs from the KansasLand and Rockhold mergers, as well as an increase in incentive compensation and stock related compensation expense.

Courier and postage: There was an increase in courier and postage expense of $407 thousand for the period ended June 30, 2025, as compared to the same period in 2024. The increase is primarily due to armored car/courier services.

Loss on Debt Extinguishment: During the quarter ending June 30, 2025, the Company executed an early redemption on the subordinated notes. The Company realized a loss of $1.4 million from the write off of debt issue costs from the debt extinguishment.

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

Merger expenses: The decrease is primarily due to the completion of the Rockhold merger and the preliminary work on the KansasLand merger in the prior period. The majority of expense related to the NBC merger, which closed on July 2, 2025, is expected to be realized in period it closed.

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

The efficiency ratio was 63.62% for the three months ended June 30, 2025, compared with 63.77% for the three months ended June 30, 2024. The improvement was primarily due to the a greater percentage increase in interest and other income compared to the percentage increase in non-interest expenses, net of merger related and loss on debt extinguishment expenses.

The efficiency ratio was 63.01% for the six months ended June 30, 2025, compared with 63.61% for the six months ended June 30, 2024. The improvement was primarily due to an increase in net interest income and other income compared to the increase in non-interest expense, net of merger related and loss on debt extinguishment expenses.

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

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company anticipates an insignificant impact to deferred tax assets and liabilities and to income taxes payable in the period of enactment. The Company continues to evaluate the impact the new legislation will have on the consolidated financial statements.

Three months ended June 30, 2025, compared with three months ended June 30 2024: The effective income tax rate for the three month period ended June 30, 2025, was 16.9% as compared to 28.1% for the three month period ended June 30, 2024. The decrease in the rate for quarter ended June 30, 2025 is the result of interest income received related to federal carry back claims filed by the Company which reduced income tax expense as well as increased tax benefits related to entering a new solar tax investment which qualifies for the proportional amortization method, both of which occurred in the current quarter. Additionally, a prior year surrender of BOLI in the quarter ending June 30, 2024 resulted in an $11.5 million tax gain and related penalty which did not recur in the current quarter providing an additional reduction in quarter over quarter income tax expense which was offset by a non-recurring benefit in the quarter ending June 30, 2024 related to state apportionment impacts to the state tax rate applied to deferred tax assets.

Six months ended June 30, 2025, compared with six months ended June 30, 2024: The effective income tax rate for the six month period ended June 30, 2025, was 18.6% as compared to 24.3% for the six month period ended June 30, 2024. See drivers of change in the section above.

Financial Condition

Total assets increased $41.8 million from December 31, 2024, to $5.37 billion at June 30, 2025. This variance was primarily due to an increase in loans held for investment of $97.9 million, partially offset by a decrease in available for sale securities of $31.1 million and a decrease in cash and cash equivalents of $17.5 million. Total liabilities decreased $928 thousand to $4.74 billion at June 30, 2025. The change in total liabilities is primarily due to decrease in total deposits of $139.9 million, a decrease in subordinated debt of $73.4 million offset by an increase in Federal Home Loan bank advances of $205.6 million. Total stockholders’ equity increased $42.7 million from $592.9 million at December 31, 2024, to $635.6 million at June 30, 2025, principally due to net income for the six months ended June 30, 2025 and a decrease in unrealized losses on available for sale securities, net of tax.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	June 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$753,339	20.9%	$658,865	18.8%	$94,474	14.3%
Real estate loans:
Commercial real estate	1,854,294	51.5%	1,830,514	52.3%	23,780	1.3%
Residential real estate	565,755	15.7%	566,766	16.2%	(1,011)	(0.2)%
Agricultural real estate	226,125	6.3%	267,248	7.6%	(41,123)	(15.4)%
Total real estate loans	2,646,174	73.5%	2,664,528	76.1%	(18,354)	(0.7)%
Agricultural	94,981	2.6%	87,339	2.5%	7,642	8.7%
Consumer	106,234	3.0%	90,084	2.6%	16,150	17.9%
Total loans held for investment	$3,600,728	100.0%	$3,500,816	100.0%	$99,912	2.9%
Total loans held for sale	$217	100.0%	$513	100.0%	$(296)	(57.7)%
Total loans held for investment (net of allowances)	$3,555,458	100.0%	$3,457,549	100.0%	$97,909	2.8%

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

At June 30, 2025, gross total loans, including loans held for sale, were 85.0% of deposits and 67.0% of total assets. At December 31, 2024, gross total loans, including loans held for sale, were 80.0% of deposits and 65.7% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2025, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2025
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$282,170	$311,355	$101,798	$58,016	$753,339
Real Estate:
Commercial real estate	441,692	1,111,040	235,997	65,565	1,854,294
Residential real estate	1,767	11,197	118,118	434,673	565,755
Agricultural real estate	73,460	99,689	24,335	28,641	226,125
Total real estate	516,919	1,221,926	378,450	528,879	2,646,174
Agricultural	51,799	25,845	5,351	11,986	94,981
Consumer	52,617	44,026	7,678	1,913	106,234
Total	$903,505	$1,603,152	$493,277	$600,794	$3,600,728
Loans with a predetermined fixed interest rate	$345,364	$605,595	$102,759	$281,376	$1,335,094
Loans with an adjustable/floating interest rate	558,141	997,557	390,518	319,418	2,265,634
Total	$903,505	$1,603,152	$493,277	$600,794	$3,600,728

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2025	December 31, 2024
	(Dollars in thousands)
Non-accrual loans	$42,598	$27,050
Accruing loans 90 or more days past due	482	181
OREO acquired through foreclosure, net	2,480	2,632
Other repossessed assets	187	4,812
Total nonperforming assets	$45,747	$34,675
Ratios:
Nonperforming assets to total assets	0.85%	0.65%
Nonperforming assets to total loans plus OREO and repossessed assets	1.27%	0.99%

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

The nonperforming loans at June 30, 2025, consisted of 301 separate credits and 239 separate borrowers. We had 5 nonperforming loan relationships, totaling $25.0 million, with an outstanding balance in excess of $1.0 million as of June 30, 2025.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At June 30, 2025, the Company had $24.0 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $35.4 million at December 31, 2024.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
June 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$16,250	$13,237	$8,542	$5,132	$268	$1,841	$45,270
Total loans outstanding (1)	1,854,294	753,339	565,755	226,125	94,981	106,234	3,600,728
Net (charge-offs) recoveries QTD	64	(335)	(101)	(1)	(35)	(165)	(573)
Net (charge-offs) recoveries YTD	484	(374)	(105)	47	(51)	(739)	(738)
Average loan balance QTD (1)	1,873,109	743,538	565,714	257,947	93,539	96,129	3,629,976
Average loan balance YTD (1)	1,877,539	716,978	565,483	261,006	89,244	92,293	3,602,543
Non-accrual loan balance	9,076	24,155	3,453	3,475	1,630	809	42,598
Loans to total loans outstanding	51.5%	20.9%	15.7%	6.3%	2.6%	3.0%	100.0%
ACL to total loans	0.9%	1.8%	1.5%	2.3%	0.3%	1.7%	1.3%
Net charge-offs to average loans QTD	—%	—%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.1)%	—%	—%	(0.1)%	(0.8)%	—%
Non-accrual loans to total loans	0.5%	3.2%	0.6%	1.5%	1.7%	0.8%	1.2%
ACL to non-accrual loans	179.0%	54.8%	247.4%	147.7%	16.4%	227.6%	106.3%

June 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$14,492	$16,407	$8,066	$2,254	$522	$1,746	$43,487
Total loans outstanding (1)	1,793,544	663,718	572,523	219,226	104,342	101,054	3,454,407
Net (charge-offs) recoveries QTD	22	(1,157)	3	—	—	(95)	(1,227)
Net (charge-offs) recoveries YTD	12	(1,646)	(13)	1	(26)	(222)	(1,894)
Average loan balance QTD (1)	1,803,940	635,123	578,955	206,018	127,298	106,759	3,458,093
Average loan balance YTD (1)	1,803,958	634,879	579,194	201,520	129,167	106,107	3,454,825
Non-accrual loan balance	6,899	6,436	4,772	6,430	1,217	798	26,552
Loans to total loans outstanding	51.9%	19.2%	16.6%	6.3%	3.0%	2.9%	100.0%
ACL to total loans	0.8%	2.5%	1.4%	1.0%	0.5%	1.7%	1.3%
Net charge-offs to average loans QTD	—%	(0.2)%	—%	—%	—%	(0.1)%	—%
Net charge-offs to average loans YTD	—%	(0.3)%	—%	—%	—%	(0.2)%	(0.1)%
Non-accrual loans to total loans	0.4%	1.0%	0.8%	2.9%	1.2%	0.8%	0.8%
ACL to non-accrual loans	210.1%	254.9%	169.0%	35.1%	42.9%	218.8%	163.8%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at June 30, 2025, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2025.

The allowance for credit losses on loans measured on a collective basis totaled $40.5 million, or 1.1% of the $3.60 billion in loans measured on a collective basis at June 30, 2025, compared to an allowance for credit losses of $38.4 million, or 1.1%, of the $3.50 billion in loans measured on a collective basis at December 31, 2024. The total reserve percentage to total loans was 1.3% at June 30, 2025, and 1.3% at December 31, 2024.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At June 30, 2025, securities represented 18.2% of total assets, slightly decreasing from 18.9% at December 31, 2024.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$70,827	$66,423	$71,173	$65,094
U.S. Treasury securities	43,590	43,710	86,523	86,563
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	602,410	580,354	600,558	565,510
Private label residential mortgage-backed securities	137,762	120,947	144,971	124,664
Corporate	53,546	51,535	61,947	58,652
Small Business Administration loan pools	39,439	39,281	30,212	29,928
State and political subdivisions	80,262	71,152	83,868	74,044
Total available-for-sale securities	$1,027,836	$973,402	$1,079,252	$1,004,455

The following table summarizes the amortized cost and fair value by classification of Held-to-Maturity securities as of the dates shown.

Held-To-Maturity Securities

	June 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,953	$4,050	$3,932	$3,909
State and political subdivisions	1,283	1,274	1,285	1,305
Total held-to-maturity securities	$5,236	$5,324	$5,217	$5,214

At June 30, 2025, and December 31, 2024, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2025, and December 31, 2024. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	June 30, 2025
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$7,930	4.65%	$22,996	4.43%	$33,664	1.85%	$1,833	2.02%	$66,423	3.09%
U.S. Treasury securities	36,078	4.35%	7,632	4.64%	—	—%	—	—%	43,710	4.40%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	4,918	5.64%	79,208	4.46%	117,022	2.34%	379,206	4.42%	580,354	4.02%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	120,947	2.36%	120,947	2.36%
Corporate	600	4.25%	12,277	7.31%	38,658	4.61%	—	—%	51,535	5.26%
Small Business Administration loan pools	—	—%	—	—%	19,827	4.66%	19,454	4.88%	39,281	4.77%
State and political subdivisions(1)	2,072	2.24%	14,958	2.12%	30,202	2.13%	23,920	2.49%	71,152	2.25%
Total available-for-sale securities	51,598	4.44%	137,071	4.46%	239,373	2.80%	545,360	3.89%	973,402	3.73%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,080	5.02%	873	4.87%	3,953	4.98%
State and political subdivisions(1)	—	—%	—	—%	172	3.02%	1,111	4.62%	1,283	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,252	4.91%	1,984	4.73%	5,236	4.84%
Total debt securities	$51,598	4.44%	$137,071	4.46%	$242,625	2.83%	$547,344	3.89%	$978,638	3.74%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2024
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$7,797	4.68%	$22,911	4.45%	$32,623	1.85%	$1,763	2.02%	$65,094	3.11%
U.S. Treasury securities	78,400	3.67%	8,163	4.66%	—	—%	—	—%	86,563	3.76%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	71,025	4.57%	117,832	2.41%	376,653	4.39%	565,510	4.00%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	124,664	2.35%	124,664	2.35%
Corporate	600	4.25%	11,213	6.81%	46,839	4.75%	—	—%	58,652	5.14%
Small Business Administration loan pools	—	—%	—	—%	11,454	5.28%	18,474	5.29%	29,928	5.29%
State and political subdivisions(1)	2,593	2.37%	10,446	2.38%	33,256	2.11%	27,749	2.49%	74,044	2.31%
Total available-for-sale securities	89,390	3.72%	123,758	4.57%	242,004	2.88%	549,303	3.86%	1,004,455	3.70%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,053	5.02%	879	4.96%	3,932	5.00%
State and political subdivisions(1)	—	—%	—	—%	172	3.02%	1,113	4.62%	1,285	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,225	4.91%	1,992	4.77%	5,217	4.86%
Total debt securities	$89,390	3.72%	$123,758	4.57%	$245,229	2.91%	$551,295	3.86%	$1,009,672	3.70%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At June 30, 2025, and December 31, 2024, 71.0% and 72.3% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 4.8 years and 5.1 years and a modified duration of 4.0 years and 4.2 years.

Goodwill Impairment Assessment

At June 30, 2025, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired. For additional information, see “Goodwill” under "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

The following table shows our composition of deposits at June 30, 2025, and December 31, 2024.

Composition of Deposits

	June 30, 2025		December 31, 2024
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$912,898	21.6%	$954,065	21.8%
Interest-bearing demand	1,067,555	25.2%	1,172,577	26.8%
Savings and money market	1,426,730	33.7%	1,511,620	34.6%
Time	827,735	19.5%	736,527	16.8%
Total deposits	$4,234,918	100.0%	$4,374,789	100.0%

Total deposits at June 30, 2025, were $4.23 billion, a decrease of $139.9 million, or 3.2%, compared to total deposits of $4.37 billion at December 31, 2024. Total deposits excluding brokered deposits of $138.0 million at June 30, 2025, and $125.1 million at December 31, 2024, decreased $152.8 million or 3.6%. The decrease in deposits was primarily driven by a $86.9 million or 5.8% decrease in savings and money market deposits, a $47.9 million or 4.1% decrease in interest bearing demand deposits, partially offset by an increase of $23.2 million or 4.3% in time deposits.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024
Interest-bearing demand	(Dollars in thousands)
Reciprocal	$361,464	$469,551
Non-reciprocal brokered	18,001	75,115
Total interest-bearing demand	379,465	544,666
Savings and money market
Reciprocal	77,841	100,596
Non-reciprocal brokered	2,008	—
Total savings and money market	79,849	100,596
Time
Reciprocal	32,184	35,393
Non-reciprocal brokered	117,992	49,998
Total time	150,176	85,391
Total reciprocal and brokered deposits	$609,490	$730,653

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of June 30, 2025, and December 31, 2024.

	June 30, 2025	December 31, 2024	Change	Percent Change
	(Dollars in thousands)
3 months or less	$160,437	$69,637	$90,800	130.4%
Over 3 through 6 months	57,720	200,049	(142,329)	(71.1)%
Over 6 through 12 months	80,787	13,799	66,988	485.5%
Over 12 months	44,076	52,080	(8,004)	(15.4)%
Total Time Deposits	$343,020	$335,565	$7,455	2.2%

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

During the six months ended June 30, 2025, and 2024, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing security and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and Federal Reserve Bank borrowings.

Our largest sources of funds are deposits and FHLB borrowings and our largest uses of funds are loan funding, securities purchases and debt servicing. Average loans were $3.60 billion for the six months ended June 30, 2025, an increase of 2.2% over the December 31, 2024, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.8 years and a modified duration of 4.0 years at June 30, 2025.

Cash and cash equivalents were $366.2 million at June 30, 2025, a decrease of $17.5 million from the $383.7 million cash and cash equivalents at December 31, 2024. The decrease in cash and cash equivalents is driven by $47.4 million net cash used in investing activities and $20.1 million net cash used in financing activities which was offset by $49.9 million net cash provided by operating activities. The $47.4 million net change in cash used in investing activities includes, $78.9 million outflow for the purchase of available-for-sale securities, $62.0 million outflow for the purchase of government guaranteed loans, $37.2 million outflow from net change in loans offset by $131.2 million inflow from the sales, calls and maturity of available-for-sale securities. The $20.1 million outflow from financing activities was primarily the result of $139.9 million outflow from a decrease in deposits, a $75 million outflow from principal payment on subordinated debt, $5.3 million outflow from dividends paid on common stock, $4.8 million outflow from changes in contractual obligations, offset by $205.6 million inflow from FHLB line of credit. The $49.9 million cash provided by operations includes $30.3 million from net income, $15.7 inflow from the change in other assets, $13.2 million proceeds from loans held for sale, offset by $12.6 million outflow for origination of loans held for sale . Cash and cash equivalents at January 1, 2025, plus liquidity provided by operating activities, pay downs, sales, and maturities of investment securities and FHLB borrowings during the first six months of 2025 were primarily used to originate or purchase loans and to purchase investment securities. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2025, and December 31, 2024, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of June 30, 2025, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 9 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	As of the Period Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$635,636	$617,324	$592,918	$504,038	$461,435
Goodwill	(53,101)	(53,101)	(53,101)	(53,101)	(53,101)
Core deposit intangibles, net	(12,908)	(13,924)	(14,969)	(16,029)	(16,636)
Mortgage servicing asset, net	—	—	—	—	(25)
Naming rights, net	(5,852)	(5,926)	(957)	(968)	(979)
Tangible common equity	$563,775	$544,373	$523,891	$433,940	$390,694
Common shares issued at period end	17,527,191	17,522,994	17,419,858	15,288,309	15,200,194
Diluted common shares outstanding at period end	17,680,489	17,652,110	17,636,843	15,497,446	15,358,396
Book value per common share	$36.27	$35.23	$34.04	$32.97	$30.36
Tangible book value per common share	$32.17	$31.07	$30.07	$28.38	$25.70
Tangible book value per diluted common share	$31.89	$30.84	$29.70	$28.00	$25.44

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

	As of the Period Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(Dollars in thousands)
Total stockholders’ equity	$635,636	$617,324	$592,918	$504,038	$461,435
Goodwill	(53,101)	(53,101)	(53,101)	(53,101)	(53,101)
Core deposit intangibles, net	(12,908)	(13,924)	(14,969)	(16,029)	(16,636)
Mortgage servicing asset, net	—	—	—	—	(25)
Naming rights, net	(5,852)	(5,926)	(957)	(968)	(979)
Tangible common equity	$563,775	$544,373	$523,891	$433,940	$390,694
Total assets	$5,373,837	$5,446,100	$5,332,047	$5,355,233	$5,245,517
Goodwill	(53,101)	(53,101)	(53,101)	(53,101)	(53,101)
Core deposit intangibles, net	(12,908)	(13,924)	(14,969)	(16,029)	(16,636)
Mortgage servicing asset, net	—	—	—	—	(25)
Naming rights, net	(5,852)	(5,926)	(957)	(968)	(979)
Tangible assets	$5,301,976	$5,373,149	$5,263,020	$5,285,135	$5,174,776
Equity to assets	11.83%	11.34%	11.12%	9.41%	8.80%
Tangible common equity to tangible assets	10.63%	10.13%	9.95%	8.21%	7.55%

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

	For the Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(Dollars in thousands)
Total average stockholders’ equity	$627,103	$605,917	$533,227	$485,468	$455,322
Average intangible assets	(72,406)	(72,389)	(69,570)	(70,824)	(71,423)
Average tangible common equity	$554,697	$533,528	$463,657	$414,644	$383,899
Net income (loss) allocable to common stockholders	$15,264	$15,041	$16,986	$19,851	$11,716
Amortization of intangible assets	1,145	1,144	1,071	1,148	1,254
Net gain on acquisition	—	—	—	(831)	(60)
Net (gain) loss on securities transactions	(12)	(12)	2	(206)	27
Merger expenses	355	66	—	618	2,287
Loss on debt extinguishment	1,361	—	—	—	—
BOLI tax expense	—	—	—	—	1,730
Tax effect	(598)	(252)	(225)	(153)	(737)
Core net income allocable to common stockholders	$17,515	$15,987	$17,834	$20,427	$16,217
Return on total average stockholders’ equity (ROAE) annualized	9.76%	10.07%	12.67%	16.27%	10.35%
Core return on average equity	11.18%	10.69%	13.29%	16.73%	14.25%
Return on average tangible common equity (ROATCE) annualized	11.69%	12.12%	15.30%	19.92%	13.31%
Core return on average tangible common equity (CROATCE) annualized	12.64%	12.14%	15.29%	19.58%	16.89%

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

	For the Three Months Ended
	June 30,	March 31,	December 31	September 30,	June 30,
	2025	2025	2024	2024	2024
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$15,264	$15,041	$16,986	$19,851	$11,716
Amortization of intangible assets	$1,145	$1,144	$1,071	$1,148	$1,254
Tax effect of adjustments	(240)	(240)	(225)	(241)	(263)
Adjusted non-core items	16,169	15,945	17,832	20,758	12,707
Net gain on acquisitions	—	—	—	(831)	(60)
Gain (loss) from securities transactions	(12)	(12)	2	(206)	27
Loss on debt extinguishment	1,361	—	—	—	—
Merger expense	355	66	—	618	2,287
Tax effect of adjustments	(358)	(12)	—	88	(474)
BOLI tax adjustment	—	—	—	—	1,730
Adjusted operating net income	$17,515	$15,987	$17,834	$20,427	$16,217
GAAP earnings (loss) per diluted share	$0.86	$0.85	$1.04	$1.28	$0.76
Core earnings (loss) per diluted share	$0.99	$0.90	$1.10	$1.32	$1.05
Total average assets	$5,206,950	$5,212,417	$5,163,166	$5,205,017	$5,196,259
Total average stockholder's equity	$627,103	$605,917	$533,227	$485,468	$455,322
Weighted average diluted common shares	17,651,298	17,666,834	16,262,965	15,451,545	15,377,980
Return on Average Assets (ROAA) annualized	1.18%	1.17%	1.31%	1.52%	0.91%
Core Operating ROAA annualized	1.35%	1.24%	1.37%	1.56%	1.25%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
	(Dollars in thousands)
Non-interest expense	$40,001	$39,050	$37,806	$30,328	$38,871
Merger expense	(355)	(66)	—	(618)	(2,287)
Loss on debt extinguishment	(1,361)	—	—	—	—
Amortization of intangibles assets	(1,145)	(1,144)	(1,071)	(1,148)	(1,254)
Non-interest expense, excluding merger expense	$37,140	$37,840	$36,735	$28,562	$35,330
Net interest income	$49,802	$50,292	$49,473	$46,031	$46,476
Non-interest income	$8,589	$10,330	$8,816	$9,317	$8,958
Net gain on acquisition and branch sales	—	—	—	(831)	(60)
Net gain (loss) from securities transactions	(12)	(12)	2	(206)	27
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$8,577	$10,318	$8,818	$8,280	$8,925
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$58,379	$60,610	$58,291	$54,311	$55,401
Non-interest expense to net interest income plus non-interest income	68.51%	64.42%	64.86%	54.80%	70.12%
Efficiency Ratio	63.62%	62.43%	63.02%	52.59%	63.77%
Total Average Assets	$5,206,950	$5,212,417	$5,163,166	$5,205,017	$5,196,259
Core non-interest expense / Average assets	2.86%	2.94%	2.83%	2.18%	2.73%

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

The change in the impact of net interest income from the base case for June 30, 2025, and December 31, 2024, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The decrease in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans receivable that will reprice to higher interest rates, non-term deposits that will adjust to higher rates, the use of derivatives to hedge borrowing costs, and decreased levels of cash on the balance sheet compared to December 31, 2024. These factors result in an overall positive impact to net interest income at June 30, 2025, but at a reduced level from the December 31, 2024, simulation that are detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable, the level of term deposit repricing and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments.

The change in the economic value of equity from the base case for June 30, 2025, and December 31, 2024, is due to being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate pre-payable assets, we do not experience as significant a change in the value of assets in a down interest rate shock scenario, mitigating the impact of liability sensitive balance sheet on economic value of equity. The mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At June 30, 2025, non-interest-bearing deposits were approximately $41.2 million, or 4.3%, lower than that deposit type at December 31, 2024. Additionally, substantially all investments and approximately 37.0% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2025	December 31, 2024
+300 basis points	8.9%	11.9%
+200 basis points	5.9%	7.9%
+100 basis points	2.8%	3.9%
0 basis points	—	—
-100 basis points	(1.1)%	(2.4)%
-200 basis points	(2.3)%	(4.9)%
-300 basis points	(3.8)%	(8.1)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2025	December 31, 2024
+300 basis points	(8.4)%	(6.5)%
+200 basis points	(5.7)%	(4.2)%
+100 basis points	(3.1)%	(2.4)%
0 basis points	—	—
-100 basis points	(0.2)%	0.3%
-200 basis points	(2.2)%	(1.5)%
-300 basis points	(6.2)%	(5.1)%

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

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2025 through April 30, 2025	7,500	$36.49	7,500	992,500
May 1, 2025 through May 31, 2025	—	$—	—	992,500
June 1, 2025 through June 30, 2025	—	$—	—	992,500
Total	7,500	$36.49	7,500	992,500

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

During the six months ended June 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6: Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Reorganization, dated April 2, 2025, by and among Equity Bancshares, Inc., Red River Merger Sub Inc., and NBC Corp. of Oklahoma (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on April 2, 2025).

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

Equity Bancshares, Inc.

August 8, 2025	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 8, 2025	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer