Form 10-Q
period 2025-09-30
EQUITY BANCSHARES INC
filed 2025-11-03
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 19,076,412 shares of Class A common stock, $0.01 par value per share, outstanding.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2025, and December 31, 2024

(Dollar amounts in thousands)

	(Unaudited) September 30,	December 31,
	2025	2024
ASSETS
Cash and due from banks	$699,165	$383,503
Federal funds sold	245	244
Cash and cash equivalents	699,410	383,747
Interest-bearing deposit in other banks	574	—
Available-for-sale securities	903,858	1,004,455
Held-to-maturity securities, fair value of $5,378 and $5,214	5,243	5,217
Loans held for sale	617	513
Loans, net of allowance for credit losses of $53,469 and $43,267	4,215,118	3,457,549
Other real estate owned, net	3,147	4,773
Premises and equipment, net	132,857	117,132
Bank-owned life insurance	146,891	133,032
Federal Reserve Bank and Federal Home Loan Bank stock	33,713	27,875
Interest receivable	34,751	28,913
Goodwill	77,573	53,101
Core deposit intangibles, net	22,895	14,969
Other	88,984	100,771
Total assets	$6,365,631	$5,332,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,147,201	$954,065
Total non-interest-bearing deposits	1,147,201	954,065
Demand, savings and money market	2,882,625	2,684,197
Time	1,064,943	736,527
Total interest-bearing deposits	3,947,568	3,420,724
Total deposits	5,094,769	4,374,789
Federal funds purchased and retail repurchase agreements	42,220	37,246
Federal Home Loan Bank advances	341,378	178,073
Subordinated debt	98,174	97,477
Contractual obligations	16,664	12,067
Interest payable and other liabilities	60,534	39,477
Total liabilities	5,653,739	4,739,129
Commitments and contingent liabilities, see Notes 12 and 13
Stockholders’ equity, see Note 8
Common stock	249	230
Additional paid-in capital	658,481	584,424
Retained earnings	186,718	194,920
Accumulated other comprehensive income (loss)	4,720	(55,181)
Treasury stock	(138,276)	(131,475)
Total stockholders’ equity	711,892	592,918
Total liabilities and stockholders’ equity	$6,365,631	$5,332,047

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2025, and 2024

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2025	2024	2025	2024
Interest and dividend income
Loans, including fees	$76,911	$62,089	$202,776	$182,436
Securities, taxable	9,416	9,809	27,351	29,862
Securities, nontaxable	307	400	1,042	1,192
Federal funds sold and other	4,464	2,667	8,800	8,374
Total interest and dividend income	91,098	74,965	239,969	221,864
Interest expense
Deposits	24,990	23,679	64,457	69,196
Federal funds purchased and retail repurchase agreements	263	261	730	893
Federal Home Loan Bank advances	1,741	3,089	6,881	8,022
Federal Reserve Bank borrowings	—	—	—	1,361
Subordinated debt	1,619	1,905	5,322	5,703
Total interest expense	28,613	28,934	77,390	85,175
Net interest income	62,485	46,031	162,579	136,689
Provision (reversal) for credit losses	6,228	1,183	8,969	2,448
Net interest income after provision (reversal) for credit losses	56,257	44,848	153,610	134,241
Non-interest income
Service charges and fees	2,522	2,424	6,763	7,534
Debit card income	2,953	2,665	8,509	7,733
Mortgage banking	62	287	380	720
Increase in value of bank-owned life insurance	1,393	1,344	6,307	3,083
Net gain on acquisition and branch sales	—	831	—	2,131
Net gain (loss) from securities transactions	(53,352)	206	(53,328)	222
Other	1,943	1,560	5,809	8,583
Total non-interest income	(44,479)	9,317	(25,560)	30,006
Non-interest expense
Salaries and employee benefits	22,773	18,494	62,462	54,418
Net occupancy and equipment	4,317	3,478	11,474	10,800
Data processing	4,887	5,152	15,028	15,016
Professional fees	1,670	1,487	4,558	4,657
Advertising and business development	1,305	1,368	3,857	3,897
Telecommunications	630	660	1,805	1,887
FDIC insurance	653	660	1,747	1,821
Courier and postage	744	686	2,377	1,912
Free nationwide ATM cost	582	544	1,642	1,569
Amortization of core deposit intangibles	1,182	1,112	3,243	3,229
Loan expense	330	143	740	447
Other real estate owned and repossessed assets, net	797	(7,667)	1,001	(7,658)
Loss on debt extinguishment	—	—	1,361	—
Merger expenses	6,163	618	6,584	4,461
Other	3,049	3,593	10,254	9,895
Total non-interest expense	49,082	30,328	128,133	106,351
Income (loss) before income tax	(37,304)	23,837	(83)	57,896
Provision (benefit) for income taxes	(7,641)	3,986	(725)	12,261
Net income (loss) and net income (loss) allocable to common stockholders	$(29,663)	$19,851	$642	$45,635
Basic earnings (loss) per share	$(1.55)	$1.30	$0.04	$2.98
Diluted earnings (loss) per share	$(1.55)	$1.28	$0.04	$2.95
See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2025, and 2024

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$(29,663)	$19,851	$642	$45,635
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	6,048	30,892	26,424	23,559
Reclassification for net (gains) losses included in net income	53,320	16	53,307	268
Unrealized holding gains (losses) arising during the period on cash flow hedges	(229)	(2,113)	(797)	211
Total other comprehensive income (loss)	59,139	28,795	78,934	24,038
Tax effect	(14,150)	(6,802)	(19,033)	(6,130)
Other comprehensive income (loss), net of tax	44,989	21,993	59,901	17,908
Comprehensive income (loss)	$15,326	$41,844	$60,543	$63,543

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2025, and 2024

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at July 1, 2024	15,207,962	$208	$491,709	$163,068	$(62,005)	$(131,545)	$461,435
Net income	—	—	—	19,851	—	—	19,851
Other comprehensive income (loss), net of tax effects	—	—	—	—	21,993	—	21,993
Cash dividends - common stock, $0.15 per share	—	—	—	(2,295)	—	—	(2,295)
Dividend equivalents- restricted stock units and restricted stock awards, $0.15 per share	—	—	—	(36)	—	—	(36)
Stock-based compensation	—	—	996	—	—	—	996
Common stock issued upon exercise of stock options	73,368	1	1,699	—	—	—	1,700
Common stock issued under stock-based incentive plan	2,166	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	12,581	—	359	—	—	—	359
Treasury stock purchase	—	—	—	—	—	35	35
Balance at September 30, 2024	15,296,077	$209	$494,763	$180,588	$(40,012)	$(131,510)	$504,038

Balance at July 1, 2025	17,535,989	$231	$587,547	$219,876	$(40,269)	$(131,749)	$635,636
Net income	—	—	—	(29,663)	—	—	(29,663)
Other comprehensive income (loss), net of tax effects	—	—	—	—	44,989	—	44,989
Cash dividends - common stock, $0.18 per share	—	—	—	(3,443)	—	—	(3,443)
Dividend equivalents- restricted stock units and restricted stock awards, $0.18 per share	—	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	1,582	—	—	—	1,582
Common stock issued upon exercise of stock options	3,023	—	71	—	—	—	71
Common stock issued under stock-based incentive plan	13,879	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	12,940	—	436	—	—	—	436
Common stock issued with private placement, net of offering costs	—	—	—	—	—	—	—
Common stock issued in merger	1,729,783	18	68,845				68,863
Treasury stock purchases	(175,732)	—	—	—	—	(6,527)	(6,527)
Balance at September 30, 2025	19,119,882	$249	$658,481	$186,718	$4,720	$(138,276)	$711,892

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2025, and 2024

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2024	15,443,651	$207	$489,187	$141,006	$(57,920)	$(119,620)	$452,860
Net income	—	—	—	45,635	—	—	45,635
Other comprehensive income (loss), net of tax effects	—	—	—	—	17,908	—	17,908
Cash dividends - common stock, $0.39 per share	—	—	—	(5,961)	—	—	(5,961)
Dividend equivalents- restricted stock units and restricted stock awards, $0.39 per share	—	—	—	(92)	—	—	(92)
Stock-based compensation	—	—	2,859	—	—	—	2,859
Common stock issued upon exercise of stock options	83,618	1	1,991	—	—	—	1,992
Common stock issued under stock-based incentive plan	101,916	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	29,465	—	727	—	—	—	727
Treasury stock purchase	(362,573)	—	—	—	—	(11,890)	(11,890)
Balance at September 30, 2024	15,296,077	$209	$494,763	$180,588	$(40,012)	$(131,510)	$504,038

Balance at January 1, 2025	17,427,626	$230	$584,424	$194,920	$(55,181)	$(131,475)	$592,918
Net income	—	—	—	642	—	—	642
Other comprehensive income (loss), net of tax effects	—	—	—	—	59,901	—	59,901
Cash dividends - common stock, $0.48 per share	—	—	—	(8,703)	—	—	(8,703)
Dividend equivalents- restricted stock units and restricted stock awards, $0.48 per share	—	—	—	(141)	—	—	(141)
Stock-based compensation	—	—	4,221	—	—	—	4,221
Common stock issued upon exercise of stock options	6,773	—	183	—	—	—	183
Common stock issued under stock-based incentive plan	112,071	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	26,861	—	882	—	—	—	882
Common stock issued with private placement, net of offering costs	—	—	(73)	—	—	—	(73)
Common stock issued in merger	1,729,783	18	68,845	—	—	—	68,863
Treasury stock purchases	(183,232)	—	—	—	—	(6,801)	(6,801)
Balance at September 30, 2025	19,119,882	$249	$658,481	$186,718	$4,720	$(138,276)	$711,892

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2025, and 2024
(Dollar amounts in thousands)
	(Unaudited) September 30,
	2025	2024
Cash flows from operating activities
Net income	$642	$45,635
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	4,221	2,859
Depreciation	4,473	3,985
Amortization of operating lease right-of-use asset	367	346
Amortization of cloud computing implementation costs	62	104
Provision (reversal) for credit losses	8,969	2,448
Net amortization (accretion) of purchase valuation adjustments	(4,187)	(1,457)
Amortization (accretion) of premiums and discounts on securities	(2,004)	(2,056)
Amortization of intangible assets	3,448	3,337
Deferred income taxes	(52)	(2,957)
Federal Home Loan Bank stock dividends	(853)	(812)
Loss (gain) on sales and valuation adjustments on other real estate owned	731	(7,875)
Net loss (gain) on sales and settlements of securities	53,307	268
Change in unrealized (gains) losses on equity securities	21	(490)
Loss (gain) on disposal of premises and equipment	62	(210)
Loss (gain) on lease termination	3	—
Loss (gain) on sales and valuation adjustments on foreclosed assets	(52)	52
Loss on debt extinguishment	1,361	—
Loss (gain) on sales of loans	(306)	161
Originations of loans held for sale	(15,866)	(29,500)
Proceeds from the sale of loans held for sale	16,068	31,940
Increase in the value of bank-owned life insurance	(6,307)	(3,083)
Change in fair value of derivatives recognized in earnings	171	(7)
Gain on acquisition	—	(2,131)
Payments on operating lease payable	(459)	(455)
Net change in:
Interest receivable	776	(99)
Other assets	8,478	11,972
Interest payable and other liabilities	(14,658)	172
Net cash provided by operating activities	58,416	52,147
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(541,277)	(141,239)
Purchase of held-to-maturity securities	—	(3,189)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	696,597	229,798
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	18	16
Net change in interest-bearing time deposits	(9)	—
Net change in loans	(39,146)	(95,958)
Purchase of government guaranteed loans	(61,987)	(32,248)
Purchase of premises and equipment	(7,768)	(6,645)
Proceeds from sale of premises and equipment	447	2,334
Proceeds from sale of foreclosed assets	5,423	719
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(4,327)	(12,687)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(744)	(493)
Proceeds from sale of other real estate owned	1,566	9,397
Purchase of bank owned life insurance	—	(60,000)
Proceeds from surrender of bank owned life insurance policies	—	16,174
Proceeds from bank owned life insurance death benefits	4,308	—
Purchase of Net Assets of NBC Corp. of Oklahoma, net of cash acquired	150,431	—

Purchase of Net Assets of Rockhold BanCorp, net of cash acquired		60,914
Purchase of Net Assets of KansasLand Bancshares, Inc., net of cash acquired	—	1,261
Net cash (used in) provided by investing activities	203,532	(31,846)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(86,251)	(174,820)
Net change in federal funds purchased and retail repurchase agreements	432	(14,984)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	163,304	189,947
Proceeds from Federal Home Loan Bank term advances	896,466	900,000
Principal repayments on Federal Home Loan Bank term advances	(900,000)	(901,000)
Proceeds from Federal Reserve Bank borrowings	2,000	1,000
Principal payments on Federal Reserve Bank borrowings	(2,000)	(141,000)
Principal payments on bank stock loan	—	(691)
Proceeds from issuance of common stock, net	(73)	—
Proceeds from the exercise of employee stock options	183	1,992
Proceeds from employee stock purchase plan	882	727
Proceeds from subordinated debt	75,000	—
Debt issue cost	(1,054)	—
Principal payments on subordinated debt	(75,000)	—
Purchase of treasury stock	(6,801)	(11,859)
Net change in contractual obligations	(5,402)	(7,632)
Dividends paid on common stock	(7,971)	(5,597)
Net cash (used in) provided by financing activities	53,715	(163,917)
Net change in cash and cash equivalents	315,663	(143,616)
Cash and cash equivalents, beginning of period	383,747	379,099
Ending cash and cash equivalents	$699,410	$235,483
Supplemental cash flow information:
Interest paid	$75,815	$86,728
Income taxes paid, net of refunds	11,112	4,495
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	759	669
Other repossessed assets acquired in settlement of loans	671	633
Purchase of investments in tax credits structures and resulting contractual obligations	10,000	8,000
Redemption of BOLI and other related noncash items	—	40,104
Securities traded but not settled	9,444	—
Total fair value of assts acquired in purchase of Rockhold BanCorp, net of cash	—	301,018
Total fair value of liabilities assumed in purchase of Rockhold BanCorp	—	360,632
Total fair value of assets acquired in purchase of KansasLand Bancshares, Inc., net of cash	—	50,572
Total fair value of liabilities assumed in purchase of KansasLand Bancshares, Inc.	—	51,002
Total fair value of assets acquired in purchase of NBC Corp. of Oklahoma, net of cash	729,524	—
Total fair value of liabilities assumed in purchase of NBC Corp. of Oklahoma	835,565	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly-owned subsidiaries, Equity Bank (“Equity Bank”), EBAC, LLC (“EBAC”) and Equity Risk Management, Inc. (“ERMI”). ERMI provides property and casualty insurance coverage to Equity Bancshares and Equity Bank and reinsurance to other third party insurance captives for which insurance may not be currently available or economically feasible in today's insurance marketplace. The wholly-owned subsidiaries of Equity Bank are comprised of SA Holdings, Inc. (“SA Holdings”), SA Property LLC (“SA Property”), and EQBK Investments, LLC. (“EQBK Investments”). SA Holdings and SA Property were established for the purpose of holding and selling other real estate owned. EQBK Investments was established for the purpose to hold Equity Bank's investment in a real estate investment trust. These entities are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2024, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 7, 2025. Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025, or any other period.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The amendments in ASU 2024-03, update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments will require an the Company to disclose employee compensation, depreciation, and intangible amortization included in each relevant expense caption on the face of the income statement. In addition, certain amounts already required to be disclosed under other current GAAP will be disclosed in this disaggregation and a qualitative description of the amounts remaining in each relevant expense caption. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoptions is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis; however, retrospective application is permitted. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, this guidance will impact the Company's financial statement disclosures.

In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures - Clarifying the Effective Date. The amendments in ASU 2025-01, clarify that all public entities should initially adopt the disclosure requirements of ASU 2024-03 in the first annual reporting period beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The transition guidance included in ASU 2024-03 and related impact is unchanged by this guidance.

NOTE 2 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$28,725	$335	$—	$—	$29,060
U.S. Treasury securities	43,159	123	(1)	—	43,281
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	633,351	7,469	(1,367)	—	639,453
Private label residential mortgage-backed securities	4,582	—	(124)	—	4,458
Corporate	83,755	755	(1,605)	—	82,905
Small Business Administration loan pools	83,527	79	(315)	—	83,291
State and political subdivisions	21,825	47	(462)	—	21,410
	$898,924	$8,808	$(3,874)	$—	$903,858

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$71,173	$68	$(6,147)	$—	$65,094
U.S. Treasury securities	86,523	118	(78)	—	86,563
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	600,558	887	(35,935)	—	565,510
Private label residential mortgage-backed securities	144,971	—	(20,307)	—	124,664
Corporate	61,947	177	(3,472)	—	58,652
Small Business Administration loan pools	30,212	59	(343)	—	29,928
State and political subdivisions	83,868	27	(9,851)	—	74,044
	$1,079,252	$1,336	$(76,133)	$—	$1,004,455

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

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
September 30, 2025
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,960	$121	$(3)	$—	$4,078
State and political subdivisions	1,283	18	(1)	—	1,300
	$5,243	$139	$(4)	$—	$5,378

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2024
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,932	$3	$(26)	$—	$3,909
State and political subdivisions	1,285	26	(6)	—	1,305
	$5,217	$29	$(32)	$—	$5,214

The fair value and amortized cost of debt securities at September 30, 2025, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$49,062	$49,136	$—	$—
One to five years	44,005	44,516	—	—
Five to ten years	77,835	76,793	171	170
After ten years	6,562	6,211	1,112	1,130
SBA loan pools	83,527	83,291	—	—
Mortgage-backed securities	637,933	643,911	3,960	4,078
Total debt securities	$898,924	$903,858	$5,243	$5,378

The following table shows the carrying value and fair value of securities pledged as collateral to secure public fund deposits; borrowings from the Federal Home Loan Bank and Federal Reserve Bank; and retail repurchase obligations at September 30, 2025, and December 31, 2024.

	September 30, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$617,691	$623,691	$732,935	$690,855
Federal Home Loan Bank pledging	—	—	104,888	90,406
Federal Reserve Bank borrowings	—	—	10,481	10,358
Retail repurchase agreements	43,119	43,548	49,021	45,249
Total securities pledged	$660,810	$667,239	$897,325	$836,868

The following tables show gross unrealized or unrecognized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous loss position at September 30, 2025, and December 31, 2024.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	2,226	(1)	—	—	2,226	(1)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	108,628	(505)	23,660	(862)	132,288	(1,367)
Private label residential mortgage-backed securities	—	—	4,458	(124)	4,458	(124)
Corporate	$5,609	$(56)	$29,762	$(1,549)	35,371	(1,605)
Small Business Administration loan pools	55,255	(293)	2,022	(22)	57,277	(315)
State and political subdivisions	1,775	(7)	11,585	(455)	13,360	(462)
Total	$173,493	$(862)	$71,487	$(3,012)	$244,980	$(3,874)
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$15,084	$(62)	$32,195	$(6,085)	$47,279	$(6,147)
U.S. Treasury securities	2,940	(1)	19,943	(77)	22,883	(78)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	148,954	(1,533)	268,364	(34,402)	417,318	(35,935)
Private label residential mortgage-backed securities	—	—	124,664	(20,307)	124,664	(20,307)
Corporate	1,765	(34)	47,022	(3,438)	48,787	(3,472)
Small Business Administration loan pools	23,812	(70)	2,284	(273)	26,096	(343)
State and political subdivisions	7,948	(89)	62,119	(9,762)	70,067	(9,851)
Total	$200,503	$(1,789)	$556,591	$(74,344)	$757,094	$(76,133)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
September 30, 2025
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$866	$(3)	$—	$—	$866	$(3)
State and political subdivisions	—	—	170	(1)	170	$(1)
Total	$866	$(3)	$170	$(1)	$1,036	$(4)
December 31, 2024
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$853	$(26)	$—	$—	$853	$(26)
State and political subdivisions	167	(6)	—	—	167	(6)
Total	$1,020	$(32)	$—	$—	$1,020	$(32)

As of September 30, 2025, the Company held 86 available-for-sale in an unrealized loss position and two held-to-maturity security in an unrecognized loss position.

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

The Company's private label residential mortgage-backed exposure consists of one security held by the Company and is senior in the capital structure, carry substantial credit enhancement and are 20% risk weighted by the Simplified Supervisory Formula Approach (“SSFA”). At September 30, 2025, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 29 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At September 30, 2025, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 81 positions of which 67% of the positions are rated “A” or better by a Nationally Recognized Statistical Ratings Organization (“NRSRO”), and 46% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At September 30, 2025, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Proceeds	$435,691	$15,407	$436,331	$16,133
Gross gain	—	164	13	167
Gross losses	53,320	180	53,320	435
Income tax expense/(benefit)	(12,855)	—	(12,852)	(62)

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
Investments in stocks
Accounted for at fair value through net income	$1,042	$1,009
Accounted for at amortized cost assessed for impairment	2,416	1,982
Total investments in stocks	3,458	2,991
Investments in partnerships
Accounted for under the equity method	3,037	2,500
Accounted for under the hypothetical liquidation book value	1,706	1,961
Accounted for under proportional amortization	33,321	23,498
Total investments in partnerships	38,064	27,959
Total other investments	$41,522	$30,950

The unrealized gain/(loss) for other investments accounted for at fair value that were still held at the reporting period were $10 and $3 at September 30, 2025, and December 31, 2024.

The following table discloses the financial statement impact of tax credit investments for the three month period ended September 30, 2025, and 2024.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
September 30, 2025
Investments and tax credit structures:
Included in proportional amortization	$3,702	$627	$4,329	$(3,881)
Not included in proportional amortization	$—	$(134)	$(134)	$—

September 30, 2024
Investments and tax credit structures:
Included in proportional amortization	$(7,424)	$(759)	$(8,183)	$7,096
Not included in proportional amortization	$—	$151	$151	$—
(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

The following table discloses the financial statement impact of tax credit investments for the nine month period ended September 30, 2025, and 2024.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
September 30, 2025
Investments and tax credit structures:
Included in proportional amortization	$14	$3	$17	$(15)
Not included in proportional amortization	$—	$(1)	$(1)	$—

September 30, 2024
Investments and tax credit structures:
Included in proportional amortization	$(8,251)	$(984)	$(9,235)	$8,021
Not included in proportional amortization	$—	$174	$174	$—
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

The following table reconciles the outstanding balance of loans at September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
Net loan balance	$4,288,110	$3,504,218
Loan origination fees and expenses	(2,548)	(848)
Merger fair value adjustments	(18,460)	(6,300)
Hedge fair market value adjustments	(1,196)	(1,658)
Purchased premium and discounts	2,681	5,404
Total	$4,268,587	$3,500,816

The following table lists categories of loans at September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
Commercial real estate	$2,216,180	$1,830,514
Commercial and industrial	907,439	658,865
Residential real estate	590,598	566,766
Agricultural real estate	272,087	267,248
Agricultural	174,517	87,339
Consumer	107,766	90,084
Total loans	4,268,587	3,500,816
Allowance for credit losses	(53,469)	(43,267)
Net loans	$4,215,118	$3,457,549

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the three and nine months ended September 30, 2025, and 2024, the Company did not purchase any pools of residential loans. As of September 30, 2025, and December 31, 2024, residential real estate loans include $260,184 and $274,922 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three and nine months ended September 30, 2025, the Company purchased zero and $61,987 in loans guaranteed by governmental agencies. During the three and nine months ended September 30, 2024, the Company purchased $25,145 and $32,248 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $13,802 with related loans of $773,675 at September 30, 2025, and $4,659 with related loans of $252,309 at December 31, 2024.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $739 at September 30, 2025, and $329 at December 31, 2024.

The following tables present the activity in the allowance for credit losses by class for the three month period ended September 30, 2025, and 2024.

September 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,250	$13,237	$8,542	$5,132	$268	$1,841	$45,270
Provision for credit losses	3,567	2,111	478	(88)	(133)	293	6,228
Initial PCD on Acquired loans	1,857	212	25	407	574	—	3,075
Loans charged-off	(232)	(828)	(27)	(29)	(2)	(316)	(1,434)
Recoveries	12	221	13	11	12	61	330
Total ending allowance balance	$21,454	$14,953	$9,031	$5,433	$719	$1,879	$53,469

September 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$14,492	$16,407	$8,066	$2,254	$522	$1,746	$43,487
Provision for credit losses	737	247	(59)	(40)	(43)	341	1,183
Initial PCD on Acquired loans	—	9	43	330	22	—	404
Loans charged-off	—	(930)	(352)	(23)	(1)	(474)	(1,780)
Recoveries	7	76	22	14	22	55	196
Total ending allowance balance	$15,236	$15,809	$7,720	$2,535	$522	$1,668	$43,490

The following tables present the activity in the allowance for credit losses by class for the nine month period ended September 30, 2025, and 2024.

September 30,2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$14,948	$14,005	$8,553	$3,504	$439	$1,818	43,267
Provision for credit losses	4,385	1,717	572	1,493	(253)	1,055	8,969
Initial PCD on Acquired loans	1,857	212	25	407	574	—	3,075
Loans charged-off	(482)	(1,680)	(149)	(56)	(95)	(1,229)	(3,691)
Recoveries	746	699	30	85	54	235	1,849
Total ending allowance balance	$21,454	$14,953	$9,031	$5,433	$719	$1,879	$53,469

September 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Provision for credit losses	1,741	227	53	495	(774)	706	2,448
Initial PCD on Acquired loans	—	128	227	330	306	9	1,000
Loans charged-off	(19)	(2,772)	(385)	(24)	(28)	(814)	(4,042)
Recoveries	38	272	41	16	23	174	564
Total ending allowance balance	$15,236	$15,809	$7,720	$2,535	$522	$1,668	$43,490

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on the method to determine allowance for credit loss as of September 30, 2025, and December 31, 2024.

September 30,2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$3,132	$1,265	$1,002	$674	$548	$193	$6,814
Collectively evaluated for credit losses	18,322	13,688	8,029	4,759	171	1,686	46,655
Total	$21,454	$14,953	$9,031	$5,433	$719	$1,879	$53,469
Loan Balance:
Individually evaluated for credit losses	$25,791	$22,188	$4,510	$7,506	$6,828	$786	$67,609
Collectively evaluated for credit losses	2,190,389	885,251	586,088	264,581	167,689	106,980	4,200,978
Total	$2,216,180	$907,439	$590,598	$272,087	$174,517	$107,766	$4,268,587

December 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,053	$1,618	$1,167	$701	$147	$201	$4,887
Collectively evaluated for credit losses	13,895	12,387	7,386	2,803	292	1,617	38,380
Total	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Loan Balance:
Individually evaluated for credit losses	$7,854	$8,593	$4,996	$5,839	$1,740	$871	$29,893
Collectively evaluated for credit losses	1,822,660	650,272	561,770	261,409	85,599	89,213	3,470,923
Total	$1,830,514	$658,865	$566,766	$267,248	$87,339	$90,084	$3,500,816

The following tables present information related to non-accrual loans at September 30, 2025, and December 31, 2024.

	September 30,2025
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$4,005	$3,957	$—
Commercial and industrial	18,403	17,101	—
Residential real estate	59	—	—
Agricultural real estate	3,620	2,115	—
Agricultural	1,624	1,291	—
Consumer	14	—	—
Subtotal	27,725	24,464	—
With an allowance recorded:
Commercial real estate	13,967	12,732	2,007
Commercial and industrial	8,421	4,721	1,228
Residential real estate	4,468	4,109	974
Agricultural real estate	1,766	1,240	288
Agricultural	565	538	92
Consumer	810	770	191
Subtotal	29,997	24,110	4,780
Total	$57,722	$48,574	$4,780

	December 31, 2024
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,068	$3,068	$—
Commercial and industrial	—	—	—
Residential real estate	19	—	—
Agricultural real estate	2,490	2,014	—
Agricultural	—	—	—
Consumer	31	—	—
Subtotal	5,608	5,082	—
With an allowance recorded:
Commercial real estate	4,719	4,390	1,015
Commercial and industrial	12,424	7,798	1,482
Residential real estate	5,260	4,670	1,145
Agricultural real estate	5,594	3,737	697
Agricultural	953	592	73
Consumer	846	781	187
Subtotal	29,796	21,968	4,599
Total	$35,404	$27,050	$4,599

The tables below present average recorded investment and interest income related to non-accrual loans for the three and nine months ended September 30, 2025, and 2024. Interest income recognized in the following table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the Three Months Ended
	September 30,2025		September 30,2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,755	$—	$3,948	$—
Commercial and industrial	17,134	72	—	—
Residential real estate	—	2	—	—
Agricultural real estate	1,982	116	3,068	—
Agricultural	1,291	—	273	—
Consumer	—	—	—	—
Subtotal	24,162	190	7,289	—
With an allowance recorded:
Commercial real estate	13,715	38	3,892	52
Commercial and industrial	6,231	27	8,104	110
Residential real estate	4,153	22	4,683	15
Agricultural real estate	3,509	—	3,656	4
Agricultural	3,186	4	605	—
Consumer	811	3	687	5
Subtotal	31,605	94	21,627	186
Total	$55,767	$284	$28,916	$186

	As of and for the Nine Months Ended
	September 30,2025		September 30,2024
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,404	$8	$3,660	$55
Commercial and industrial	8,567	197	498	—
Residential real estate	—	2	—	1
Agricultural real estate	1,978	164	2,007	122
Agricultural	645	—	136	5
Consumer	—	—	—	—
Subtotal	14,594	371	6,301	183
With an allowance recorded:
Commercial real estate	9,264	70	3,131	61
Commercial and industrial	7,123	44	6,501	116
Residential real estate	4,534	26	5,096	25
Agricultural real estate	2,930	—	3,465	5
Agricultural	2,209	4	1,590	1
Consumer	793	10	687	7
Subtotal	26,853	154	20,470	215
Total	$41,447	$525	$26,771	$398

The following table presents the amount of non-accrual interest income written off for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Commercial real estate	$89	$77	$153	$144
Commercial and industrial	294	334	857	383
Residential real estate	16	14	35	46
Agricultural real estate	53	148	77	150
Agricultural	6	3	76	96
Consumer	5	5	15	11
Total	$463	$581	$1,213	$830

The following tables present the aging of the recorded investment in past due loans as of September 30, 2025, and December 31, 2024, by portfolio and class of loans.

September 30, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$3,877	$2,962	$—	$16,689	$2,192,652	$2,216,180
Commercial and industrial	1,893	574	865	21,822	882,285	907,439
Residential real estate	1,344	1,975	234	4,109	582,936	590,598
Agricultural real estate	530	150	1,742	3,355	266,310	272,087
Agricultural	200	665	8	1,829	171,815	174,517
Consumer	533	129	—	770	106,334	107,766
Total	$8,377	$6,455	$2,849	$48,574	$4,202,332	$4,268,587

December 31, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$3,502	$2,030	$156	$7,458	$1,817,368	$1,830,514
Commercial and industrial	1,314	644	25	7,798	649,084	658,865
Residential real estate	2,396	634	—	4,670	559,066	566,766
Agricultural real estate	457	312	—	5,751	260,728	267,248
Agricultural	411	80	—	592	86,256	87,339
Consumer	666	196	—	781	88,441	90,084
Total	$8,746	$3,896	$181	$27,050	$3,460,943	$3,500,816

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

Based on the analysis performed at September 30, 2025, the risk category of loans by type and year of origination is as follows.

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$327,883	$344,701	$182,422	$271,350	$168,596	$304,134	$588,187	$1,026	$2,188,299
Special mention	—	115	—	79	—	370	644	—	1,208
Substandard	4,468	1,150	7,458	3,816	2,366	3,467	3,948	—	26,673
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$332,351	$345,966	$189,880	$275,245	$170,962	$307,971	$592,779	$1,026	$2,216,180
Commercial and industrial
Risk rating
Pass	$178,919	$135,606	$56,211	$59,903	$36,182	$52,850	$345,194	$859	$865,724
Special mention	—	97	11,615	151	12	821	129	—	12,825
Substandard	88	8,460	7,732	341	228	2,196	9,122	647	28,814
Doubtful	—	—	—	—	—	76	—	—	76
Total commercial and industrial	$179,007	$144,163	$75,558	$60,395	$36,422	$55,943	$354,445	$1,506	$907,439
Residential real estate
Risk rating
Pass	$41,713	$20,486	$32,987	$37,573	$249,958	$126,423	$76,301	$389	$585,830
Special mention	—	—	—	—	—	283	—	—	283
Substandard	17	104	396	404	181	3,107	231	45	4,485
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$41,730	$20,590	$33,383	$37,977	$250,139	$129,813	$76,532	$434	$590,598
Agricultural real estate
Risk rating
Pass	$54,370	$46,931	$20,911	$20,866	$12,256	$53,907	$57,658	$265	$267,164
Special mention	8	—	—	—	—	131	—	—	139
Substandard	—	—	2,155	421	774	1,434	—	—	4,784
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$54,378	$46,931	$23,066	$21,287	$13,030	$55,472	$57,658	$265	$272,087
Agricultural
Risk rating
Pass	$24,616	$22,573	$5,880	$2,866	$1,772	$3,063	$112,133	$15	$172,918
Special mention	—	—	1	—	—	64	—	—	65
Substandard	—	198	280	230	24	433	369	—	1,534
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$24,616	$22,771	$6,161	$3,096	$1,796	$3,560	$112,502	$15	$174,517
Consumer
Risk rating
Pass	$34,701	$10,397	$11,608	$8,762	$3,988	$3,791	$33,749	$—	$106,996
Special mention	—	—	—	—	—	—	—	—	—
Substandard	10	57	210	247	177	69	—	—	770
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$34,711	$10,454	$11,818	$9,009	$4,165	$3,860	$33,749	$—	$107,766
Total loans
Risk rating
Pass	$662,202	$580,694	$310,019	$401,320	$472,752	$544,168	$1,213,222	$2,554	$4,186,931
Special mention	8	212	11,616	230	12	1,669	773	—	14,520
Substandard	4,583	9,969	18,231	5,459	3,750	10,706	13,670	692	67,060
Doubtful	—	—	—	—	—	76	—	—	76
Total loans	$666,793	$590,875	$339,866	$407,009	$476,514	$556,619	$1,227,665	$3,246	$4,268,587

Based on the analysis performed at December 31, 2024, the risk category of loans by type and year of origination is as follows.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$332,078	$191,947	$337,048	$162,180	$148,732	$166,614	$474,324	$855	$1,813,778
Special mention	331	—	103	—	—	378	497	—	1,309
Substandard	795	459	3,693	3,499	365	6,277	339	—	15,427
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$333,204	$192,406	$340,844	$165,679	$149,097	$173,269	$475,160	$855	$1,830,514
Commercial and industrial
Risk rating
Pass	$114,421	$78,335	$69,294	$32,227	$53,119	$16,902	$261,227	$994	$626,519
Special mention	121	—	160	18	—	870	131	—	1,300
Substandard	8,256	8,189	315	274	1,113	1,592	10,563	667	30,969
Doubtful	—	—	—	—	—	77	—	—	77
Total commercial and industrial	$122,798	$86,524	$69,769	$32,519	$54,232	$19,441	$271,921	$1,661	$658,865
Residential real estate
Risk rating
Pass	$25,981	$33,933	$35,687	$260,180	$7,622	$130,242	$66,981	$572	$561,198
Special mention	—	—	—	—	—	300	72	—	372
Substandard	—	195	253	403	123	3,370	807	45	5,196
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$25,981	$34,128	$35,940	$260,583	$7,745	$133,912	$67,860	$617	$566,766
Agricultural real estate
Risk rating
Pass	$52,369	$16,936	$24,551	$11,468	$20,508	$36,834	$95,410	$277	$258,353
Special mention	1,541	—	151	—	—	138	595	—	2,425
Substandard	—	2,054	56	571	76	3,659	54	—	6,470
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$53,910	$18,990	$24,758	$12,039	$20,584	$40,631	$96,059	$277	$267,248
Agricultural
Risk rating
Pass	$15,428	$4,045	$5,364	$2,576	$3,674	$1,308	$53,757	$49	$86,201
Special mention	—	—	—	—	—	32	—	—	32
Substandard	45	185	19	274	404	36	143	—	1,106
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$15,473	$4,230	$5,383	$2,850	$4,078	$1,376	$53,900	$49	$87,339
Consumer
Risk rating
Pass	$35,412	$17,503	$14,157	$5,765	$2,732	$2,724	$11,007	$—	$89,300
Special mention	—	—	—	—	—	—	—	—	—
Substandard	13	234	289	170	43	35	—	—	784
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$35,425	$17,737	$14,446	$5,935	$2,775	$2,759	$11,007	$—	$90,084
Total loans
Risk rating
Pass	$575,689	$342,699	$486,101	$474,396	$236,387	$354,624	$962,706	$2,747	$3,435,349
Special mention	1,993	—	414	18	—	1,718	1,295	—	5,438
Substandard	9,109	11,316	4,625	5,191	2,124	14,969	11,906	712	59,952
Doubtful	—	—	—	—	—	77	—	—	77
Total loans	$586,791	$354,015	$491,140	$479,605	$238,511	$371,388	$975,907	$3,459	$3,500,816

The following table discloses the charge-off and recovery activity by loan type and year of origination for the nine month period ending September 30, 2025.

September 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$(4)	$(1)	$(241)	$(49)	$(187)	$—	$—	$(482)
Gross recoveries	—	—	—	199	2	545	—	—	746
Net charge-offs	$—	$(4)	$(1)	$(42)	$(47)	$358	$—	$—	$264
Commercial and industrial
Gross charge-offs	$—	$(69)	$(198)	$(40)	$(42)	$(1,278)	$(53)	$—	$(1,680)
Gross recoveries	—	—	12	98	88	381	119	1	699
Net charge-offs	$—	$(69)	$(186)	$58	$46	$(897)	$66	$1	$(981)
Residential real estate
Gross charge-offs	$—	$—	$(1)	$(34)	$—	$(112)	$(2)	$—	$(149)
Gross recoveries	—	—	—	—	—	24	6	—	30
Net charge-offs	$—	$—	$(1)	$(34)	$—	$(88)	$4	$—	$(119)
Agricultural real estate
Gross charge-offs	$—	$—	$—	$(16)	$—	$(40)	$—	$—	$(56)
Gross recoveries	—	—	—	17	—	68	—	—	85
Net charge-offs	$—	$—	$—	$1	$—	$28	$—	$—	$29
Agricultural
Gross charge-offs	$—	$(11)	$(15)	$(3)	$—	$(66)	$—	$—	$(95)
Gross recoveries	—	11	8	—	—	35	—	—	54
Net charge-offs	$—	$—	$(7)	$(3)	$—	$(31)	$—	$—	$(41)
Consumer
Gross charge-offs	$(177)	$(154)	$(207)	$(314)	$(88)	$(223)	$(66)	$—	$(1,229)
Gross recoveries	6	12	35	61	20	90	11	—	235
Net charge-offs	$(171)	$(142)	$(172)	$(253)	$(68)	$(133)	$(55)	$—	$(994)
Total loans
Gross charge-offs	$(177)	$(238)	$(422)	$(648)	$(179)	$(1,906)	$(121)	$—	$(3,691)
Gross recoveries	6	23	55	375	110	1,143	136	1	1,849
Net charge-offs	$(171)	$(215)	$(367)	$(273)	$(69)	$(763)	$15	$1	$(1,842)

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

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at September 30, 2025, and 2024, that were both experiencing financial difficulty and modified during the three months ended September 30, 2025, and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

September 30, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$675	$199	$—	$874	0.04%
Commercial and industrial	137	684	—	821	0.09%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	—	—	—	—	0.00%
Consumer	—	—	—	—	0.00%
Total	$812	$883	$—	$1,695	0.04%

September 30, 2024	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$30	$443	$9,635	$10,108	0.53%
Commercial and industrial	—	—	—	—	0.00%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	1,070	858	1,928	0.74%
Agricultural	—	1,175	720	1,895	2.12%
Consumer	—	—	—	—	0.00%
Total	$30	$2,688	$11,213	$13,931	0.39%

The following table presents the amortized cost basis of loans at September 30, 2025, and 2024, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2025, and 2024, by class and by type of modification.

September 30, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$766	$608	$—	$1,374	0.06%
Commercial and industrial	160	721	—	881	0.10%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	242	—	—	242	0.14%
Consumer	—	—	—	—	0.00%
Total	$1,168	$1,329	$—	$2,497	0.06%

September 30, 2024	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$947	$10,229	$11,176	0.58%
Commercial and industrial	3,631	2,059	—	5,690	0.85%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	1,454	858	2,312	0.89%
Agricultural	—	1,175	720	1,895	2.12%
Consumer	—	—	—	—	0.00%
Total	$3,631	$5,635	$11,807	$21,073	0.59%

At September 30, 2025, and 2024, there were $2 and $1,813 in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended September 30, 2025, and 2024.

September 30, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$289	$289
Commercial and industrial	—	—	48	48
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	242	—	242
Consumer	—	—	—	—
Total	$—	$242	$337	$579

September 30, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$36	$643	$—	$679
Commercial and industrial	—	—	145	145
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$36	$643	$145	$824

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2025, and 2024.

September 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.16
Commercial and industrial	—	—%	0.18
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.18

September 30, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.31
Commercial and industrial	—	—%	—
Residential real estate	—	—%	—
Agricultural real estate	—	—%	6.18
Agricultural	—	—%	0.27
Consumer	—	—%	—
Total loans	$—	—%	0.77

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2025, and 2024.

September 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.63
Commercial and industrial	—	—%	0.19
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.39

September 30, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	$—	—%	0.31
Commercial and industrial	—	—%	0.84
Residential real estate	—	—%	—
Agricultural real estate	—	—%	5.29
Agricultural	—	—%	0.27
Consumer	—	—%	—
Total loans	$—	—%	0.75

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of September 30, 2025, and December 31, 2024.

	Allowance for Credit Losses
	September 30, 2025	December 31, 2024
Commercial real estate	$240	$188
Commercial and industrial	818	1,170
Agricultural real estate	17	1
Residential real estate	43	69
Agricultural	—	12
Consumer	19	2
Total allowance for credit losses	$1,137	$1,442

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At September 30, 2025, the portfolio of interest rate swaps had a weighted average maturity of 5.14 years, a weighted average pay rate of 4.60% and a weighted average rate received of 7.47%. At December 31, 2024, the portfolio of interest rate swaps had a weighted average maturity of 5.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 7.70%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated debt and Federal Home Loan Bank advances interest expense and adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at September 30, 2025, and December 31, 2024.

	September 30, 2025			December 31, 2024
	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received
Subordinated debt hedges	10.0	2.81%	6.38%	10.7	2.81%	7.01%
Variable rate FHLB advance hedges	0.5	3.59%	4.38%	1.2	3.58%	4.42%
Prime based receivable loan hedges	—	—%	—%	—	—%	—%
Total cash flow hedges	1.1	3.53%	4.52%	1.9	3.54%	4.60%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At September 30, 2025, this portfolio of interest rate swaps had a weighted average maturity of 5.42 years, weighted average pay rate of 7.19% and a weighted average rate received of 7.22%. At December 31, 2024, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, weighted average pay rate of 6.72% and weighted average rate received of 6.85%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2025, and December 31, 2024.

	September 30, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$13,703	$1,001	$—	$14,503	$1,465	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	107,500	1,948	—	107,500	2,753	—
Total derivatives designated as hedging relationships	121,203	2,949	—	122,003	4,218	—
Derivatives not designated as hedging instruments:
Interest rate swaps	188,707	2,897	2,769	143,831	3,837	3,546
Total derivatives not designated as hedging instruments	188,707	2,897	2,769	143,831	3,837	3,546
Total	$309,910	5,846	2,769	$265,834	8,055	3,546
Cash collateral		—	3,580		—	7,270
Netting adjustments		(3,595)	(3,595)		(7,173)	(7,173)
Net amount presented in Balance Sheet		$2,251	$2,754		$882	$3,643

The table below lists designated and qualifying hedged items in fair value hedges at September 30, 2025, and December 31, 2024.

	September 30, 2025			December 31, 2024
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$14,474	$(1,197)	$(365)	$14,985	$(1,658)	$(399)
Total	$14,474	$(1,197)	$(365)	$14,985	$(1,658)	$(399)

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three and nine month periods ended September 30, 2025, and 2024, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Derivatives designated as hedging instruments:
Interest rate swaps	$5	$10	$19	$16
Total net gain (loss) related to derivatives designated as hedging instruments	5	10	19	16
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	5	10	19	16
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	82	(114)	510	105
Total net gains (losses) related to derivatives not designated as hedging instruments	82	(114)	510	105
Net gains (losses) on derivatives and hedging activities	$87	$(104)	$529	$121

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended September 30, 2025, and 2024.

	September 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(91)	$96	$5	$113
Total	$(91)	$96	$5	$113

	September 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(447)	$457	$10	$246
Total	$(447)	$457	$10	$246

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine month periods ended September 30, 2025, and 2024.

	September 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(409)	$428	$19	$341
Total	$(409)	$428	$19	$341

	September 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(335)	$351	$16	$478
Total	$(335)	$351	$16	$478

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended September 30, 2025, and 2024.

	September 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$—	$—	$—
FHLB advance hedges	(162)	(122)	188
Subordinated note hedges	(67)	(51)	67
Total	$(229)	$(173)	$255

	September 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$—	$—	$—
FHLB advance hedges	(1,740)	(1,323)	430
Subordinated note hedges	(373)	(277)	86
Total	$(2,113)	$(1,600)	$516

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the nine month periods ended September 30, 2025, and 2024.

	September 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$—	$—	$—
FHLB advance hedges	(464)	(353)	559
Subordinated note hedges	(333)	(243)	202
Total	$(797)	$(596)	$761

	September 30, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based loan receivable hedges	$1,159	$876	$(1,267)
FHLB advance hedges	(771)	(582)	1,304
Subordinated note hedges	(177)	(131)	261
Total	$211	$163	$298

NOTE 5 – OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Changes in other real estate owned and other repossessed assets for the three months ended September 30, 2025 and 2024 were as follows.

September 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,621	$187	$4,808
Transfers in	375	371	746
Net (loss) gain on sales	(711)	18	(693)
Proceeds from sales	(1,110)	(377)	(1,487)
	3,175	199	3,374
Additions to valuation reserve	(28)	—	(28)
Capitalized cost	—	—	—
Recorded investment	$3,147	$199	$3,346

September 30, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$2,989	$461	$3,450
Transfers in	568	295	863
Net (loss) gain on sales	8,478	(34)	8,444
Proceeds from sales	(8,507)	(480)	(8,987)
	3,528	242	3,770
Additions to valuation reserve	(742)	—	(742)
Capitalized cost	—	—	—
Recorded investment	$2,786	$242	$3,028

Changes in other real estate owned and other repossessed assets for the nine months ended September 30, 2025 and 2024 were as follows.

September 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,773	$4,811	$9,584
Transfers in	671	759	1,430
Net (loss) gain on sales	(703)	52	(651)
Proceeds from sales	(1,566)	(5,423)	(6,989)
	3,175	199	3,374
Additions to valuation reserve	(28)	—	(28)
Capitalized cost	—	—	—
Recorded investment	$3,147	$199	$3,346

September 30, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$1,833	$380	$2,213
Transfers in	2,491	633	3,124
Net (loss) gain on sales	8,688	(52)	8,636
Proceeds from sales	(9,397)	(719)	(10,116)
	3,615	242	3,857
Additions to valuation reserve	(829)	—	(829)
Capitalized cost	—	—	—
Recorded investment	$2,786	$242	$3,028

Expenses related to other real estate owned and other repossessed assets for the three months ended September 30, 2025 and 2024 were as follows.

September 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$711	$(18)	$693
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	28	—	28
Operating expenses, net of rental income	39	37	76
Total	$778	$19	$797

September 30, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(8,478)	$34	$(8,444)
Gain on initial valuation of collateral	(13)	—	(13)
Provision for unrealized losses	742	—	742
Operating expenses, net of rental income	30	18	48
Total	$(7,719)	$52	$(7,667)

Expenses related to other real estate owned and other repossessed assets for the nine months ended September 30, 2025 and 2024 were as follows.

September 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$703	$(52)	$651
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	28	—	28
Operating expenses, net of rental income	160	162	322
Total	$891	$110	$1,001

September 30, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(8,688)	$52	$(8,636)
Gain on initial valuation of collateral	(16)	—	(16)
Provision for unrealized losses	829	—	829
Operating expenses, net of rental income	89	76	165
Total	$(7,786)	$128	$(7,658)

The balance of other real estate owned includes $782 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at September 30, 2025, and $134 at December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $576 at September 30, 2025, and $553 at December 31, 2024. At September 30, 2025 and December 31 ,2024, included in the other real estate owned balance is $2,141 related to closed bank locations transferred from premises and equipment.

NOTE 6 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended September 30, 2025, and December 31, 2024, are listed below.

September 30, 2025	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,470	$3,472	12.6	3.29%
Total operating leases	$3,470	$3,472	12.6	3.29%

December 31, 2024	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,600	$3,601	12.5	3.29%
Total operating leases	$3,600	$3,601	12.5	3.29%

Operating lease costs for the three and nine months ended September 30, 2025, and 2024, are listed below.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Operating lease cost	$139	$164	$457	$439
Short-term lease cost	—	—	—	—
Variable lease cost	22	14	67	57
Total operating lease cost	$161	$178	$524	$496

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or nine month periods ended September 30, 2025.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	September 30, 2025
Due in one year or less	$535
Due after one year through two years	544
Due after two years through three years	452
Due after three years through four years	378
Due after four years through five years	285
Thereafter	2,094
Total undiscounted cash flows	4,288
Discount on cash flows	(816)
Total operating lease liability	$3,472

NOTE 7 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2025, and December 31, 2024, are listed below.

	September 30, 2025	December 31, 2024
Federal funds purchased	$—	$—
Retail repurchase agreements	42,220	37,246

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $43,548 and $45,249 at September 30, 2025, and December 31, 2024. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
Average daily balance during the period	$40,472	$39,791
Average interest rate during the period	1.86%	1.89%
Maximum month-end balance year-to-date	$42,220	$47,312
Weighted average interest rate at period-end	1.51%	1.74%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances. Federal Home Loan Bank advances as of September 30, 2025, and December 31, 2024, are as follows.

	September 30, 2025	Weighted Average Rate	December 31, 2024	Weighted Average Rate
Federal Home Loan Bank line of credit advances	$241,378	4.33%	$78,073	4.57%
Federal Home Loan Bank fixed-rate term advances	100,000	4.28%	100,000	4.50%
Total Federal Home Loan Bank advances	$341,378	4.32%	$178,073	4.53%

At September 30, 2025, and December 31, 2024, the Company had un-disbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $75,605 and $118,326. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $793,999 at September 30, 2025, and qualifying loans of $885,128 and securities of $79,417 for a total of $964,545 at December 31, 2024. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $376,112 and $667,092 at September 30, 2025, and December 31, 2024.

Federal Reserve Bank borrowings

At September 30, 2025, and December 31, 2024, the Company had a borrowing capacity of $709,618 and $648,183, for which the Company has pledged loans with an outstanding balance of $892,086 at September 30, 2025 and pledged loans with an outstanding balance of $852,957 and securities with a fair value of $9,070 at December 31, 2024. The Company had no outstanding borrowings at September 30, 2025.

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

There were no outstanding principal balances on the bank stock loan at September 30, 2025, and December 31, 2024.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of September 30, 2025, and December 31, 2024, are listed below.

	September 30, 2025	December 31, 2024
Subordinated debentures	$24,216	$23,946
Subordinated notes	73,958	73,531
Total	$98,174	$97,477

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

Subordinated debentures as of September 30, 2025, and December 31, 2024, are listed below.

	September 30, 2025	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.58%	9.5
CTIII subordinated debentures	5,155	6.19%	11.7
CFSTI subordinated debentures	5,155	7.51%	7.2
ASBSTI subordinated debentures	7,732	6.10%	10.0
Total contractual balance	28,352
Fair market value adjustments	(4,136)
Total subordinated debentures	$24,216

	December 31, 2024	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.92%	10.3
CTIII subordinated debentures	5,155	6.51%	12.5
CFSTI subordinated debentures	5,155	7.84%	8.0
ASBSTI subordinated debentures	7,732	6.42%	10.7
Total contractual balance	28,352
Fair market value adjustments	(4,406)
Total subordinated debentures	$23,946

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

On June 30, 2025 the Company executed an early redemption on the subordinated note above. The Company realized a loss of $1,361 from the write off of debt issue costs from the debt extinguishment.

On July 17, 2025, the Company entered into new Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $75,000 in aggregate principal amount of its 7.125% Fixed-to-Floating Rate Subordinated notes due 2035. The notes were issued under an Indenture, dated as of June 17, 2025 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee. The notes will mature on August 1, 2035. From July 17, 2025, through August 1, 2030, the Company will pay interest on the notes semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026, at a fixed interest rate of 7.125%. Beginning August 1, 2030 the notes convert to a floating interest rate, to be reset quarterly, equal to the then-current Three-Month Term SOFR, as defined in the Indenture, plus 349 basis points for each quarterly interest period during the floating rate period. Interest payments during the floating-rate period will be paid quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, commencing on November 1, 2030.

Subordinated notes as of September 30, 2025, are listed below.

	September 30, 2025	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.13%	9.9
Total principal outstanding	75,000
Debt issuance cost	(1,042)
Total subordinated notes	$73,958

Subordinated notes as of December 31, 2024, are listed below.

	December 31, 2024	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.00%	5.5
Total principal outstanding	75,000
Debt issuance cost	(1,469)
Total subordinated notes	$73,531

Future principal repayments

Future principal repayments of the September 30, 2025 outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$42,220	$341,378	$—	$—	$383,598
Due after one year through two years	—	—	—	—	—
Due after two years through three years	—	—	—	—	—
Due after three years through four years	—	—	—	—	—
Due after four years through five years	—	—	—	—	—
Thereafter	—	—	28,352	75,000	103,352
Total	$42,220	$341,378	$28,352	$75,000	$486,950

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At September 30, 2025, and December 31, 2024, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
Class A common stock – issued	24,682,651	22,807,163
Class A common stock – held in treasury	(5,562,769)	(5,379,537)
Class A common stock – outstanding	19,119,882	17,427,626
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $36 and $121 was recorded for the three and nine months ended September 30, 2025. ESPP compensation expense of $25 and $94 was recorded for the three and nine months ended September 30, 2024. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2023 to February 14, 2024	16,884	21.79	65
February 15, 2024 to August 14, 2024	12,581	28.52	63
August 15, 2024 to February 14, 2025	13,921	32.05	79
February 15, 2025 to August 14, 2025	12,940	33.69	77

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

In September of 2024, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2024, and concluding on September 30, 2025. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received October 7, 2024. Under this program, during the nine months ended September 30, 2025, the Company repurchased a total of 175,732 shares of the Company's outstanding common stock at an average price paid of $37.14 per share. At September 30, 2025, there are 816,768 shares remaining for repurchase under the program that expired on September 30, 2025.

In September of 2025, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2025, and concluding on September 30, 2026. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received September 23, 2025.

Accumulated other comprehensive income (loss)

At September 30, 2025, and December 31, 2024, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of September 30, 2025, and December 31, 2024, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
September 30, 2025
Net unrealized or unamortized gains (losses)	$4,934	$1,276	$6,210
Tax effect	(1,193)	(297)	(1,490)
	$3,741	$979	$4,720
December 31, 2024
Net unrealized or unamortized gains (losses)	$(74,797)	$2,073	$(72,724)
Tax effect	18,041	(498)	17,543
	$(56,756)	$1,575	$(55,181)

NOTE 9 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of September 30, 2025, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2025, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2025, and December 31, 2024, are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2025
Total capital to risk weighted assets
Equity Bancshares, Inc.	$755,613	16.09%	$493,161	10.50%	$	N/A	N/A
Equity Bank	669,723	14.28%	492,347	10.50%		468,902	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	627,249	13.35%	399,225	8.50%		N/A	N/A
Equity Bank	615,317	13.12%	398,567	8.50%		375,122	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	603,033	12.84%	328,774	7.00%		N/A	N/A
Equity Bank	615,317	13.12%	328,231	7.00%		304,786	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	627,249	10.41%	241,012	4.00%		N/A	N/A
Equity Bank	615,317	10.27%	239,654	4.00%		299,567	5.00%
December 31, 2024
Total capital to risk weighted assets
Equity Bancshares, Inc.	$720,736	18.07%	$418,716	10.50%	$	N/A	N/A
Equity Bank	607,579	15.27%	417,722	10.50%		397,830	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	602,496	15.11%	338,961	8.50%		N/A	N/A
Equity Bank	562,870	14.15%	338,156	8.50%		318,264	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	578,550	14.51%	279,144	7.00%		N/A	N/A
Equity Bank	562,870	14.15%	278,481	7.00%		258,590	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	602,496	11.67%	206,442	4.00%		N/A	N/A
Equity Bank	562,870	10.93%	206,000	4.00%		257,500	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 10 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine months ended September 2025, and 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Basic:
Net income (loss) allocable to common stockholders	$(29,663)	$19,851	$642	$45,635
Weighted average common shares outstanding	19,128,561	15,258,704	18,048,436	15,307,627
Weighted average vested restricted stock units	1,165	118	3,252	3,261
Weighted average shares	19,129,726	15,258,822	18,051,688	15,310,888
Basic earnings (loss) per common share	$(1.55)	$1.30	$0.04	$2.98
Diluted:
Net income (loss) allocable to common stockholders	$(29,663)	$19,851	$642	$45,635
Weighted average common shares outstanding for:
Basic earnings per common share	19,129,726	15,258,822	18,051,688	15,310,888
Dilutive effects of the assumed exercise of stock options	—	77,192	56,234	63,709
Dilutive effects of the assumed vesting of restricted stock units	—	114,197	92,424	92,086
Dilutive effects of the assumed exercise of ESPP purchases	—	1,334	1,370	1,247
Average shares and dilutive potential common shares	19,129,726	15,451,545	18,201,716	15,467,930
Diluted earnings (loss) per common share	$(1.55)	$1.28	$0.04	$2.95

Below are the dilutive shares not included above due to the net loss in the period.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Dilutive effects of the assumed exercise of stock options	59,583	—	—	—
Dilutive effects of the assumed vesting of restricted stock units	108,114	—	—	—
Dilutive effects of the assumed exercise of ESPP purchases	960	—	—	—
Total dilutive shares	168,657	—	—	—

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of September 30, 2025, and 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Stock options	222,809	288,583	230,594	152,824
Restricted stock units	38,136	148	70,194	4,916
Total antidilutive shares	260,945	288,731	300,788	157,740

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of September 30, 2025, and December 31, 2024.

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$29,060	$—
U.S. Treasury securities	43,281	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities		639,453	—
Private label residential mortgage-backed securities	—	4,458	—
Corporate	—	82,905	—
Small Business Administration loan pools	—	83,291	—
State and political subdivisions	—	21,410	—
Derivative assets:
Derivative assets (included in other assets)	—	5,846	—
Cash collateral held by counterparty and netting adjustments	(3,595)	—	—
Total derivative assets	(3,595)	5,846	—
Other assets:
Equity securities with readily determinable fair value	1,042	—	—
Total other assets	1,042	—	—
Total assets	$40,728	$866,423	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$2,769	$—
Cash collateral held by counterparty and netting adjustments	(15)	—	—
Total derivative liabilities	(15)	2,769	—
Total liabilities	$(15)	$2,769	$—

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$65,094	$—
U.S. Treasury securities	86,563	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	565,510	—
Private label residential mortgage-backed securities	—	124,664	—
Corporate	—	58,652	—
Small Business Administration loan pools	—	29,928	—
State and political subdivisions	—	74,044	—
Derivative assets:
Derivative assets (included in other assets)	—	8,055	—
Cash collateral held by counterparty and netting adjustments	(7,173)	—	—
Total derivative assets	(7,173)	8,055	—
Other assets:
Equity securities with readily determinable fair value	1,031	—	—
Total other assets	1,031	—	—
Total assets	$80,421	$925,947	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,546	$—
Cash collateral held by counterparty and netting adjustments	97	—	—
Total derivative liabilities	97	3,546	—
Total liabilities	$97	$3,546	$—

There were no material transfers between levels during the nine months ended September 30, 2025, or the year ended December 31, 2024. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of September 30, 2025, and December 31, 2024.

	September 30, 2025
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$10,725
Commercial and industrial	—	—	3,493
Residential real estate	—	—	3,135
Agricultural real estate	—	—	952
Other	—	—	1,025
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

	December 31, 2024
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$3,375
Commercial and industrial	—	—	6,316
Residential real estate	—	—	3,525
Agricultural real estate	—	—	3,040
Other	—	—	1,113
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2025, or December 31, 2024.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of September 30, 2025, and December 31, 2024.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
September 30, 2025
Individually evaluated real estate loans	$19,330	Sales Comparison Approach	Adjustments for differences between comparable sales	9% - 30% (20%)
Individually evaluated other real estate owned	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 15% (9%)
December 31, 2024
Individually evaluated real estate loans	$17,369	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 44% (24%)
Individually evaluated other real estate owned	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for September 30, 2025, and December 31, 2024.

	September 30, 2025
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$699,410	$699,410	$699,410	$—	$—
Available-for-sale securities	903,858	903,858	43,281	860,577	—
Held-to-maturity securities	5,243	5,378	—	5,378	—
Loans held for sale	617	617	—	617	—
Loans, net of allowance for credit losses	4,215,118	4,193,542	—	—	4,192,924
Federal Reserve Bank and Federal Home Loan Bank stock	33,713	33,713	—	33,713	—
Interest receivable	34,751	34,751	—	34,751	—
Derivative assets	5,846	5,846	—	5,846	—
Cash collateral held by derivative counterparty and netting adjustments	(3,595)	(3,595)	(3,595)	—	—
Total derivative assets	2,251	2,251	(3,595)	5,846	—
Equity securities with readily determinable fair value	1,042	1,042	1,042	—	—
Total assets	$5,896,003	$5,874,562	$740,138	$940,882	$4,192,924
Financial liabilities:
Deposits	$5,094,769	$5,091,245	$—	$5,091,245	$—
Federal funds purchased and retail repurchase agreements	42,220	42,220	—	42,220	—
Federal Home Loan Bank advances	341,378	341,378	—	341,378	—
Subordinated debentures	24,216	24,216	—	24,216	—
Subordinated notes	73,958	73,958	—	73,958	—
Contractual obligations	16,664	16,664	—	16,664	—
Interest payable	6,807	6,807	—	6,807	—
Derivative liabilities	2,769	2,769	—	2,769	—
Cash collateral held by derivative counterparty and netting adjustments	(15)	(15)	(15)	—	—
Total derivative liabilities	2,754	2,754	(15)	2,769	—
Total liabilities	$5,602,766	$5,599,242	$(15)	$5,599,257	$—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$383,747	$383,747	$383,747	$—	$—
Available-for-sale securities	1,004,455	1,004,455	86,563	917,892	—
Held-to-maturity securities	5,217	5,214	—	5,214	—
Loans held for sale	513	513	—	513	—
Loans, net of allowance for credit losses	3,457,549	3,405,767	—	—	3,405,767
Federal Reserve Bank and Federal Home Loan Bank stock	27,875	27,875	—	27,875	—
Interest receivable	28,913	28,913	—	28,913	—
Derivative assets	8,055	8,055	—	8,055	—
Cash collateral held by derivative counterparty and netting adjustments	(7,173)	(7,173)	(7,173)	—	—
Total derivative assets	882	882	(7,173)	8,055	—
Equity securities with readily determinable fair value	1,031	1,031	1,031	—	—
Total assets	$4,910,182	$4,858,397	$464,168	$988,462	$3,405,767
Financial liabilities:
Deposits	$4,374,789	$4,370,728	$—	$4,370,728	$—
Federal funds purchased and retail repurchase agreements	37,246	37,246	—	37,246	—
Federal Home Loan Bank advances	178,073	178,073	—	178,073	—
Subordinated debentures	23,946	23,946	—	23,946	—
Subordinated notes	73,531	73,156	—	73,156	—
Contractual obligations	12,067	12,067	—	12,067	—
Interest payable	5,032	5,032	—	5,032	—
Derivative liabilities	3,546	3,546	—	3,546	—
Cash collateral held by derivative counterparty and netting adjustments	97	97	97	—	—
Total derivative liabilities	3,643	3,643	97	3,546	—
Total liabilities	$4,708,327	$4,703,891	$97	$4,703,794	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2025, and December 31, 2024, were as follows.

	September 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$39,584	$313,401	$28,758	$389,370
Mortgage loans in the process of origination	3,015	3,879	1,345	2,252
Unused lines of credit	165,133	419,748	162,753	377,091

At September 30, 2025, the fixed rate loan commitments have interest rates ranging from 3.95% to 9.75% and maturities ranging from 1 month to 69 months.

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

The contractual amounts of standby letters of credit as of September 30, 2025, and December 31, 2024, were as follows.

	September 30, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$15,816	$31,961	$15,081	$27,715

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2025, and 2024.

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Non-interest income
Service charges and fees	$2,522	$2,424	$6,763	$7,534
Debit card income	2,953	2,665	8,509	7,733
Mortgage banking(a)	62	287	380	720
Increase in bank-owned life insurance(a)	1,393	1,344	6,307	3,083
Net gain (loss) on acquisitions(a)	—	831	—	2,131
Net gain (loss) from securities transactions(a)	(53,352)	206	(53,328)	222
Other
Investment referral income	175	109	524	395
Trust income	504	412	1,427	1,115
Insurance sales commissions	181	166	386	309
Recovery on zero-basis purchased loans(a)	3	5	6	4,378
Income (loss) from equity method investments(a)	—	—	—	(87)
Other non-interest income related to loans and deposits	1,079	856	3,373	2,969
Other non-interest income not related to loans and deposits(a)	1	12	93	(496)
Total other non-interest income	1,943	1,560	5,809	8,583
Total	$(44,479)	$9,317	$(25,560)	$30,006
(a) Not within the scope of ASC 606.

NOTE 15 – BUSINESS COMBINATIONS AND BRANCH SALES

At close of business on July 2, 2025, the Company acquired 100% of the outstanding common shares of NBC Corp. of Oklahoma ("NBC"). NBC is the parent company of NBC Oklahoma, which has seven branch locations in Oklahoma City, Altus, Kingfisher and Enid, as well as a loan production office in Alva. Results of operations of NBC were included in the Company's results of operations beginning of July 2, 2025. Acquisition-related costs associated with this acquisition were $6,490 ($5,127 on an after-tax basis) and are included in merger expense in the Company's income statement for the nine months ended September 30, 2025.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is currently still ongoing. The acquisition was an expansion of the Company's current footprint in Oklahoma with the addition of seven branch locations throughout the state.

The following table summarizes the amounts of assets acquired and liabilities assumed by NBC on July 2, 2025.

Fair value of consideration:
Cash	$15,267
Common Stock	68,863
$84,130

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$165,698
Interest bearing time deposits in other banks	566
Available-for-sale securities	17,038
Loans	661,513
Premises and equipment	12,939
Bank-owned life insurance	11,860
Core deposit intangible	11,168
Other assets	14,440
Total assets acquired	895,222
Deposits	806,007
Federal funds purchased and retail repurchase agreements	3,534
Federal Home Loan Advances	4,542
Interest payable and other liabilities	21,482
Total liabilities assumed	835,565
Total identifiable net assets	59,657
Goodwill	24,473
$84,130

The following tables reconcile the par value of NBC loan portfolio as of the purchase date to the fair value indicated in the table above. For non-purchase credit deteriorated assets, the entire fair value adjustment including both interest and credit related components is recorded as an adjustment to par (“Fair Value Marks”) and reflected as an adjustment to the carrying value of that asset within the Consolidated Balance Sheet. Following purchase, an ACL is also established for these non-purchase credit deteriorated assets which is not reflected in this table as it is accounted for outside of the business combination. For purchase-credit deteriorated assets, as required by CECL, the fair value mark is divided between an adjustment to par and an addition to the ACL. The addition to ACL is based on the application of management’s CECL methodology to the individual loans.

Non-Purchase Credit Deteriorated Loans	Loan Par Value	Fair Value Marks	Purchase Price
Commercial real estate	$324,056	$(7,624)	$316,432
Commercial and industrial	189,320	(1,901)	187,419
Residential real estate	26,033	(652)	25,381
Agricultural real estate	37,279	(1,012)	36,267
Agricultural	67,071	(118)	66,953
Consumer	3,761	(25)	3,736
Total non-PCD loans	$647,520	$(11,332)	$636,188

Purchase Credit Deteriorated Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial real estate	$18,305	$(2,088)	$(1,857)	$14,360
Commercial and industrial	2,951	(832)	(212)	1,907
Residential real estate	292	(40)	(25)	227
Agricultural real estate	4,739	(663)	(408)	3,668
Agricultural	6,521	(784)	(574)	5,163
Total PCD loans	$32,808	$(4,407)	$(3,076)	$25,325

Total Purchased Loans	Purchase Price
Non-Purchase Credit Deteriorated Loans	$636,188
Purchase Credit Deteriorated Loans	25,325
Total loans	$661,513

Assuming the NBC acquisition would have taken place on January 1, 2024, total combined revenue would have been $156,259 for the nine months ended September 30, 2025, and $224,984 for the year ended December 31, 2024. Net income would have been $(6,365) at September 30, 2025, and $67,082 at December 31, 2024. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former NBC locations are not available following the acquisition.

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

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets for the three months and nine months ended September 30, 2025, and 2024. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Nine Months Ended September 30, 2025
Interest and dividend income	$239,792	$177	$—		$239,969
Interest expense	72,017	5,373	—		77,390
Net interest income	167,775	(5,196)	—		162,579
Provision (reversal) for credit losses	8,969	—	—		8,969
Net interest income after provision (reversal) for credit losses	158,806	(5,196)	—		153,610
Non-interest income
Service charges and fees	6,763	—	—		6,763
Debit card income	8,509	—	—		8,509
Mortgage banking	380	—	—		380
Increase in value of bank-owned life insurance	6,307	—	—		6,307
Net gain (loss) from securities transactions	(53,328)	—	—		(53,328)
Other	5,807	13,241	(13,239)	(a)	5,809
Total non-interest income	(25,562)	13,241	(13,239)		(25,560)
Non-interest expense
Salaries and employee benefits	62,319	143	—		62,462
Net occupancy and equipment	11,474	—	—		11,474
Data processing	15,019	9	—		15,028
Professional fees	3,841	717	—		4,558
Advertising and business development	3,857	—	—		3,857
Telecommunications	1,805	—	—		1,805
FDIC insurance	1,747	—	—		1,747
Courier and postage	2,377	—	—		2,377
Free nationwide ATM cost	1,642	—	—		1,642
Amortization of core deposit intangibles	3,243	—	—		3,243
Loan expense	740	—	—		740
Other real estate owned	993	8	—		1,001
Loss on debt extinguishment	—	1,361	—		1,361
Merger expenses	4,997	1,587	—		6,584
Other	10,791	(537)	—		10,254
Intersegment service charges	(1,125)	1,125			—
Total non-interest expense	123,720	4,413	—		128,133
Income (loss) before income tax	9,524	3,632	(13,239)		(83)
Provision (benefit) for income taxes	(2,482)	1,757	—		(725)
Total segment profit/(loss)	$12,006	$1,875	$(13,239)		$642

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Nine Months Ended September 30, 2024
Interest and dividend income	$221,427	$437	$—		$221,864
Interest expense	79,404	5,771	—		85,175
Net interest income	142,023	(5,334)	—		136,689
Provision (reversal) for credit losses	2,448	—	—		2,448
Net interest income after provision (reversal) for credit losses	139,575	(5,334)	—		134,241
Non-interest income
Service charges and fees	7,534	—	—		7,534
Debit card income	7,733	—	—		7,733
Mortgage banking	720	—	—		720
Increase in value of bank-owned life insurance	3,083	—	—		3,083
Net gain on acquisition and branch sales	2,131	—	—		2,131
Net gain (loss) from securities transactions	(72)	294	—		222
Other	8,583	42,825	(42,825)	(a)	8,583
Total non-interest income	29,712	43,119	(42,825)		30,006
Non-interest expense
Salaries and employee benefits	54,292	126	—		54,418
Net occupancy and equipment	10,800	—	—		10,800
Data processing	15,016	—	—		15,016
Professional fees	4,148	509	—		4,657
Advertising and business development	3,896	1	—		3,897
Telecommunications	1,887	—	—		1,887
FDIC insurance	1,821	—	—		1,821
Courier and postage	1,912	—	—		1,912
Free nationwide ATM cost	1,569	—	—		1,569
Amortization of core deposit intangibles	3,229	—	—		3,229
Loan expense	447	—	—		447
Other real estate owned	838	(8,496)	—		(7,658)
Merger expenses	3,893	568	—		4,461
Other	10,042	(147)	—		9,895
Intersegment service charges	(1,065)	1,065	—		—
Total non-interest expense	112,725	(6,374)	—		106,351
Income (loss) before income tax	56,562	44,159	(42,825)		57,896
Provision (benefit) for income taxes	14,467	(2,206)	—		12,261
Total segment profit/(loss)	$42,095	$46,365	$(42,825)		$45,635

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended September 30, 2025
Interest and dividend income	$91,040	$58	$—		$91,098
Interest expense	26,978	1,635	—		28,613
Net interest income	64,062	(1,577)	—		62,485
Provision (reversal) for credit losses	6,228	—	—		6,228
Net interest income after provision (reversal) for credit losses	57,834	(1,577)	—		56,257
Non-interest income
Service charges and fees	2,522	—	—		2,522
Debit card income	2,953	—	—		2,953
Mortgage banking	62	—	—		62
Increase in value of bank-owned life insurance	1,393	—	—		1,393
Net gain (loss) from securities transactions	(53,352)	—	—		(53,352)
Other	1,941	(22,634)	22,636	(a)	1,943
Total non-interest income	(44,481)	(22,634)	22,636		(44,479)
Non-interest expense
Salaries and employee benefits	22,731	42	—		22,773
Net occupancy and equipment	4,317	—	—		4,317
Data processing	4,880	7	—		4,887
Professional fees	1,546	124	—		1,670
Advertising and business development	1,305	—	—		1,305
Telecommunications	630	—	—		630
FDIC insurance	653	—	—		653
Courier and postage	744	—	—		744
Free nationwide ATM cost	582	—	—		582
Amortization of core deposit intangibles	1,182	—	—		1,182
Loan expense	330	—	—		330
Other real estate owned	794	3	—		797
Loss on debt extinguishment	—	—			-
Merger expenses	4,797	1,366	—		6,163
Other	3,275	(226)	—		3,049
Intersegment service charges	(375)	375	—		—
Total non-interest expense	47,391	1,691	—		49,082
Income (loss) before income tax	(34,038)	(25,902)	22,636		(37,304)
Provision (benefit) for income taxes	(10,938)	3,297	—		(7,641)
Total segment profit/(loss)	$(23,100)	$(29,199)	$22,636		$(29,663)

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended September 30, 2024
Interest and dividend income	$74,878	$87	$—		$74,965
Interest expense	27,007	1,927	—		28,934
Net interest income	47,871	(1,840)	—		46,031
Provision (reversal) for credit losses	1,183	—	—		1,183
Net interest income after provision (reversal) for credit losses	46,688	(1,840)	—		44,848
Non-interest income
Service charges and fees	2,424	—	—		2,424
Debit card income	2,665	—	—		2,665
Mortgage banking	287	—	—		287
Increase in value of bank-owned life insurance	1,344	—	—		1,344
Net gain on acquisition and branch sales	831	—	—		831
Net gain (loss) from securities transactions	206	—	—		206
Other	1,560	12,737	(12,737)	(a)	1,560
Total non-interest income	9,317	12,737	(12,737)		9,317
Non-interest expense
Salaries and employee benefits	18,455	39	—		18,494
Net occupancy and equipment	3,478	—	—		3,478
Data processing	5,152	—	—		5,152
Professional fees	1,308	179	—		1,487
Advertising and business development	1,368	—	—		1,368
Telecommunications	660	—	—		660
FDIC insurance	660	—	—		660
Courier and postage	686	—	—		686
Free nationwide ATM cost	544	—	—		544
Amortization of core deposit intangibles	1,112	—	—		1,112
Loan expense	143	—	—		143
Other real estate owned	829	(8,496)	—		(7,667)
Merger expenses	615	3	—		618
Other	3,442	151	—		3,593
Intersegment service charges	(375)	375	—		—
Total non-interest expense	38,077	(7,749)	—		30,328
Income (loss) before income tax	17,928	18,646	(12,737)		23,837
Provision (benefit) for income taxes	5,205	(1,219)	—		3,986
Total segment profit/(loss)	$12,723	$19,865	$(12,737)		$19,851

(a) Elimination of equity in earnings of subsidiary

	For the Nine Months Ended September 30,
	2025			2024
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$4,513	$135	$4,648	$3,997	$135	$4,132
Amortization of operating lease right-of-use-asset	367	—	367	346	—	346
Amortization of cloud computing implementation costs	62	—	62	104	—	104
Amortization of intangible assets	3,601	—	3,601	3,337	—	3,337
Purchase of long lived assets	8,180	—	8,180	10,499	—	10,499
Provision (benefit) for income taxes	(2,482)	1,757	(725)	14,467	(2,206)	12,261

	For the Three Months Ended September 30,
	2025			2024
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$1,615	$45	$1,660	$1,354	$45	$1,399
Amortization of operating lease right-of-use-asset	129	—	129	130	—	130
Amortization of cloud computing implementation costs	21	—	21	34	—	34
Amortization of intangible assets	1,312	—	1,312	1,148	—	1,148
Purchase of long lived assets	4,093	—	4,093	4,162	—	4,162
Provision (benefit) for income taxes	(10,938)	3,297	(7,641)	5,205	(1,219)	3,986

	September 30,	December 31,
	2025	2024
Assets
Total assets for reportable segments	$6,349,154	$5,316,222
Holding company administrative adjustments	824,444	703,685
Elimination of bank cash and intercompany receivable of subsidiaries	(77,953)	(107,522)
Elimination of investment in subsidiaries	(730,014)	(580,338)
Consolidated total assets	$6,365,631	$5,332,047

NOTE 17 – SUBSEQUENT EVENTS

On August 29 2025 the Company entered into an agreement and plan of reorganization with Frontier Holdings LLC, ("Frontier"). Frontier is the parent company of Frontier Bank, a Nebraska state bank which has seven branch locations in Omaha, Lincoln, Madison, Norfolk, Pender and Falls City. In Frontier Bank's June 30, 2025 unaudited Consolidated Report of Condition, Frontier Bank reported total assets of $1,409,873, which included total loans of 1,257,423; total liabilities of $1,295,041, which included deposits of $1,060,318; and $6,689 in net income before income taxes for the six months ended June 30, 2025. The Company anticipates there will be core deposit intangible and goodwill recorded with this acquisition. The merger is anticipated to close in the fourth quarter of 2025 or early in the first quarter of 2026.

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$91,098	$74,187	$74,684	$74,979	$74,965
Interest expense	28,613	24,385	24,392	25,506	28,934
Net interest income	62,485	49,802	50,292	49,473	46,031
Provision (reversal) for credit losses	6,228	19	2,722	98	1,183
Net gain on acquisition and branch sales	—	—	—	—	831
Net gain (loss) from securities transactions	(53,352)	12	12	(2)	206
Other non-interest income	8,873	8,577	10,318	8,818	8,280
Merger expenses	6,163	355	66	—	618
Loss on debt extinguishment	—	1,361	—	—	—
Other non-interest expense	42,919	38,285	38,984	37,806	29,710
Income (loss) before income taxes	(37,304)	18,371	18,850	20,385	23,837
Provision for income taxes	(7,641)	3,107	3,809	3,399	3,986
Net income (loss)	(29,663)	15,264	15,041	16,986	19,851
Net income (loss) allocable to common stockholders	(29,663)	15,264	15,041	16,986	19,851
Basic earnings (loss) per share	$(1.55)	$0.87	$0.86	$1.06	$1.30
Diluted earnings (loss) per share	$(1.55)	$0.86	$0.85	$1.04	$1.28
Balance Sheet Data (at period end)
Cash and cash equivalents	$699,984	$366,204	$431,382	$383,747	$235,483
Securities available-for-sale	903,858	973,402	950,453	1,004,455	1,041,000
Securities held-to-maturity	5,243	5,236	5,226	5,217	5,408
Loans held for sale	617	217	338	513	901
Gross loans held for investment	4,268,587	3,600,728	3,631,628	3,500,816	3,600,925
Allowance for credit losses	53,469	45,270	45,824	43,267	43,490
Loans held for investment, net of allowance for credit losses	4,322,056	3,555,458	3,585,804	3,457,549	3,557,435
Goodwill and core deposit intangibles, net	100,468	66,009	67,025	68,070	69,130
Naming rights, net	5,778	5,852	5,926	957	968
Total assets	6,365,631	5,373,837	5,446,100	5,332,047	5,355,233
Total deposits	5,094,769	4,234,918	4,405,364	4,374,789	4,362,944
Borrowings	481,772	444,221	371,126	312,796	431,529
Total liabilities	5,653,739	4,738,201	4,828,776	4,739,129	4,851,195
Total stockholders’ equity	711,892	635,636	617,324	592,918	504,038
Tangible common equity*	605,646	563,775	544,373	523,891	433,940
Performance ratios
Return on average assets (ROAA) annualized	(1.93)%	1.18%	1.17%	1.31%	1.52%
Return on average equity (ROAE) annualized	(16.45)%	9.76%	10.07%	12.67%	16.27%
Return on average tangible common equity (ROATCE)* annualized	(18.31)%	11.69%	12.12%	15.30%	19.92%
Yield on loans annualized	7.18%	6.94%	7.15%	7.15%	7.11%
Cost of interest-bearing deposits annualized	2.58%	2.47%	2.44%	2.57%	2.85%
Cost of total deposits	1.98%	1.93%	1.90%	1.99%	2.20%
Net interest margin annualized	4.45%	4.17%	4.27%	4.17%	3.87%
Efficiency ratio*	58.31%	63.62%	62.43%	63.02%	52.59%
Non-interest expense to net interest income plus non-interest income	272.59%	68.51%	64.42%	64.86%	54.80%
Non-interest income / average assets annualized	(2.90)%	0.66%	0.80%	0.68%	0.71%
Non-interest expense / average assets annualized	3.20%	3.08%	3.04%	2.91%	2.32%
Dividend payout ratio	(11.78)%	17.49%	17.81%	15.62%	11.74%
Performance ratios - Core
Core earnings per diluted share*	$1.21	$0.99	$0.90	$1.10	$1.32
Core return on average assets*	1.51%	1.35%	1.24%	1.37%	1.56%
Core return on average equity*	12.47%	11.18%	10.69%	13.29%	16.73%
Core return on average tangible common equity*	14.30%	12.64%	12.14%	15.29%	19.58%
Core non-interest expense / average assets*	2.71%	2.86%	2.94%	2.83%	2.18%
Capital Ratios
Tier 1 Leverage Ratio	10.41%	12.07%	11.76%	11.67%	9.55%
Common Equity Tier 1 Capital Ratio	12.84%	15.07%	14.70%	14.51%	11.37%
Tier 1 Risk Based Capital Ratio	13.35%	15.67%	15.30%	15.11%	11.94%
Total Risk Based Capital Ratio	16.09%	16.84%	18.32%	18.07%	14.78%
Total Stockholders equity / Total Assets	11.18%	11.83%	11.34%	11.12%	9.41%
Tangible common equity to tangible assets*	9.68%	10.63%	10.13%	9.95%	8.21%
Book value per share	$37.25	$36.27	$35.23	$34.04	$32.97
Tangible common book value per share*	$31.69	$32.17	$31.07	$30.07	$28.38
Tangible common book value per diluted share*	$31.41	$31.89	$30.84	$29.70	$28.00

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 77 full-service banking sites located in Arkansas, Kansas, Missouri, and Oklahoma. As of September 30, 2025, we had consolidated total assets of $6.36 billion, total loans held for investment, net of allowance, of $4.22 billion, total deposits of $5.09 billion, and total stockholders’ equity of $711.9 million. During the three and nine month periods ended September 30, 2025, the Company had net income/(loss) of $(29.7) million and $642 thousand. The Company had net income of $19.9 million and $45.6 million for the three and nine month periods ended September 30, 2024.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of September 30, 2025. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration, modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended September 30, 2025, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended September 30, 2025, compared with three months ended September 30, 2024: Net income/(loss) allocable to common stockholders for the three months ended September 30, 2025, was $(29.7) million, or $(1.55) diluted earnings per share as compared to $19.9 million, or $1.28 diluted earnings per share for the three months ended September 30, 2024, a decrease of $49.5 million. The decrease was largely due to the repositioning of investment securities resulting in a loss of $53.4 million, a $5.0 million increase in the provision for loan losses, offset by a decrease in the provision for taxes of $11.6 million.

Excluding the pre-tax expenses and CECL provisioning associated with our merger with NBC and the loss on the repositioning of the investment portfolio, pre-tax income for the period was $28.4 million. Using an assumed 21% tax rate, adjusted net income was $22.5 million, or $1.17 per diluted share.

Nine months ended September 30, 2025, compared with nine months ended September 30, 2024: Net income allocable to common stockholders for the nine months ended September 30, 2025, was $642 thousand, or $0.04 diluted earnings per share as compared to $45.6 million, or $2.95 diluted earnings per share for the nine months ended September 30, 2024, a decrease of $45.0 million. The decrease was largely due to the repositioning of investment securities resulting in a loss of $53.3 million, provision for loan losses of $6.5 million, offset by an increase in net interest income of $25.9 million, and decreases in provision for income taxes of $13.0 million.

Excluding the pre-tax expenses and CECL provisioning associated with our merger with NBC and the loss on the repositioning of the investment portfolio, pre-tax income for the period was $66.1 million. Using an assumed 21% tax rate, adjusted net income was $52.2 million, or $2.87 per diluted share.

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

Three months ended September 30, 2025, compared with three months ended September 30, 2024: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2025, and 2024. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Three Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$934,768	$18,234	7.74%	$659,697	$13,213	7.97%
Commercial real estate	1,745,714	31,729	7.21%	1,351,407	24,196	7.12%
Real estate construction	505,345	10,109	7.94%	442,857	9,732	8.74%
Residential real estate	575,341	6,849	4.72%	578,702	6,912	4.75%
Agricultural real estate	245,017	5,165	8.36%	251,595	4,365	6.90%
Agricultural	132,095	2,981	8.95%	91,500	1,906	8.29%
Consumer	109,058	1,844	6.71%	100,127	1,765	7.01%
Total loans	4,247,338	76,911	7.18%	3,475,885	62,089	7.11%
Taxable securities	875,646	9,416	4.27%	995,713	9,809	3.92%
Nontaxable securities	40,342	307	3.02%	60,120	400	2.65%
Total Securities	915,988	9,723	4.21%	1,055,833	10,209	3.85%
Federal funds sold and other	411,549	4,464	4.30%	200,209	2,667	5.30%
Total interest-earning assets	5,574,875	91,098	6.48%	4,731,927	74,965	6.30%
Non-interest-earning assets:
Other real estate owned, net	4,471			2,992
Premises and equipment, net	135,245			115,441
Bank-owned life insurance	145,755			130,817
Goodwill, core deposit and other intangibles, net	95,046			70,824
Other non-interest-earning assets	129,672			153,016
Total assets	$6,085,064			$5,205,017
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,199,439	6,731	2.23%	$1,090,604	7,348	2.68%
Savings and money market	1,676,679	9,663	2.29%	1,465,312	9,136	2.48%
Demand, savings and money market	2,876,118	16,394	2.26%	2,555,916	16,484	2.57%
Certificates of deposit	962,613	8,596	3.54%	753,286	7,195	3.80%
Total interest-bearing deposits	3,838,731	24,990	2.58%	3,309,202	23,679	2.85%
FHLB term and line of credit advances	168,011	1,741	4.11%	252,751	3,089	4.86%
Subordinated debt	85,556	1,619	7.51%	97,262	1,905	7.79%
Other borrowings	46,835	263	2.23%	45,177	261	2.30%
Total interest-bearing liabilities	4,139,133	28,613	2.74%	3,704,392	28,934	3.11%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,166,099			966,222
Non-interest-bearing liabilities	64,513			48,935
Stockholders’ equity	715,319			485,468
Total liabilities and stockholders’ equity	$6,085,064			$5,205,017
Net interest income		$62,485			$46,031
Interest rate spread			3.74%			3.19%
Net interest margin(2)			4.45%			3.87%
Total cost of deposits, including non-interest bearing deposits	$5,004,830	$24,990	1.98%	$4,275,424	$23,679	2.20%
Average interest-earning assets to interest-bearing liabilities			134.69%			127.74%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended September 30, 2025, and 2024.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2025, and 2024

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$5,374	$(353)	$5,021
Commercial real estate	7,161	372	7,533
Real estate construction	1,298	(921)	377
Residential real estate	(40)	(23)	(63)
Agricultural real estate	(117)	917	800
Agricultural	905	170	1,075
Consumer	153	(74)	79
Total loans	14,734	88	14,822
Taxable securities	(1,246)	853	(393)
Nontaxable securities	(145)	52	(93)
Total securities	(1,391)	905	(486)
Federal funds sold and other	2,372	(575)	1,797
Total interest-earning assets	15,715	418	16,133
Interest-bearing liabilities:
Interest-bearing demand deposits	688	(1,305)	(617)
Savings and money market	1,253	(726)	527
Demand, savings and money market	1,941	(2,031)	(90)
Certificates of deposit	1,893	(492)	1,401
Total interest-bearing deposits	3,834	(2,523)	1,311
FHLB term and line of credit advances	(929)	(419)	(1,348)
Subordinated debt	(223)	(63)	(286)
Other borrowings	9	(7)	2
Total interest-bearing liabilities	2,691	(3,012)	(321)
Net Interest Income	$13,024	$3,430	$16,454

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

Interest income increased $16.1 million for the quarter ended September 30, 2025, as compared to the quarter ended September 30, 2024. A $15.7 million increase in interest due to increased volume of average interest earning assets, primarily attributable to the NBC merger, and a $418 thousand increase due to the rate/yield on interest earning assets. Realized rate/yield increases on loans was attributable to a 7 bp increase from non-accrual interest adjustment, a 18 bp increase from the accretion of merger purchase accounting adjustments and a 3 bp increase from the amortization of loan origination fees, partially offset by a 1 bp decrease in hedge accounting net settlements and by a 22 bp decrease in coupon rates. Decreases in coupon were driven by market interest rate reductions offset by continued production in a comparatively high interest rate market relative to near term history. The increase in interest income on the remaining components of interest earning assets was primarily due to increased volume from the Company's merger with NBC as well as the repositioning of $436.3 million in investments throughout the quarter.

The decrease in interest expense of $321 thousand was due to the deposit portfolio repricing downward in line with market interest rates and a decrease in volume and rate on the Company's borrowing lines, partially offset by an increase in volume in deposits primarily attributable to our merger with NBC.

During the quarter ended September 30, 2025, when compared to the quarter ended September 30, 2024, net interest margin increased 58 bp and net interest spread increased by 55 bp to 3.74% from 3.19%. Since the beginning of the third quarter 2024, the federal funds rate has dropped a total of 125 bp. This decline is the primary driver of the downward trend in the cost on interest bearing liabilities. The expansion in margin and spread is attributable to the shifting composition of interest earning assets, repositioning of a material portion of our investment portfolio as well as realized sensitivity in liability pricing following the rate movements.

Nine months ended September 30, 2025, compared with nine months ended September 30, 2024: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine months ended September 30, 2025, and 2024. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Nine Months Ended September 30,
	2025			2024
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$790,373	$46,479	7.86%	$643,213	$38,408	7.98%
Commercial real estate	1,528,189	81,363	7.12%	1,400,385	73,339	7.00%
Real estate construction	475,225	28,028	7.89%	400,317	26,350	8.79%
Residential real estate	569,279	20,437	4.80%	579,818	19,935	4.59%
Agricultural real estate	255,618	15,153	7.93%	218,334	11,777	7.21%
Agricultural	103,685	6,379	8.23%	116,520	7,398	8.48%
Consumer	97,943	4,937	6.74%	104,098	5,229	6.71%
Total loans	3,820,312	202,776	7.10%	3,462,685	182,436	7.04%
Taxable securities	906,804	27,351	4.03%	1,004,367	29,862	3.97%
Nontaxable securities	50,171	1,042	2.78%	60,903	1,192	2.62%
Total securities	956,975	28,393	3.97%	1,065,270	31,054	3.89%
Federal funds sold and other	271,854	8,800	4.33%	211,961	8,374	5.28%
Total interest-earning assets	5,049,141	239,969	6.35%	4,739,916	221,864	6.25%
Non-interest-earning assets:
Other real estate owned, net	4,536			2,187
Premises and equipment, net	123,411			115,801
Bank-owned life insurance	137,359			128,209
Goodwill, core deposit and other intangibles, net	80,030			68,160
Other non-interest-earning assets	110,197			130,530
Total assets	$5,504,674			$5,184,803
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,105,247	17,742	2.15%	$1,087,488	22,134	2.72%
Savings and money market	1,521,754	25,410	2.23%	1,448,364	25,956	2.39%
Demand, savings and money market	2,627,001	43,152	2.20%	2,535,852	48,090	2.53%
Certificates of deposit	816,748	21,305	3.49%	765,800	21,106	3.68%
Total interest-bearing deposits	3,443,749	64,457	2.50%	3,301,652	69,196	2.80%
FHLB term and line of credit advances	217,150	6,881	4.24%	223,132	8,022	4.80%
Federal Reserve Bank borrowings	7	—	4.50%	41,391	1,361	4.39%
Subordinated debt	93,280	5,322	7.63%	97,125	5,703	7.84%
Other borrowings	45,560	730	2.14%	50,136	893	2.39%
Total interest-bearing liabilities	3,799,746	77,390	2.72%	3,713,436	85,175	3.06%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,003,225			958,786
Non-interest-bearing liabilities	51,856			45,513
Stockholders’ equity	649,847			467,068
Total liabilities and stockholders’ equity	$5,504,674			$5,184,803
Net interest income		$162,579			$136,689
Interest rate spread			3.63%			3.19%
Net interest margin(2)			4.31%			3.85%
Total cost of deposits, including non-interest bearing deposits	$4,446,974	$64,457	1.94%	$4,260,438	$69,196	2.17%
Average interest-earning assets to interest-bearing liabilities			132.88%			127.64%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the nine month period ended September 30, 2025, and 2024.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2025, and 2024

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$8,662	$(591)	$8,071
Commercial real estate	6,786	1,238	8,024
Real estate construction	4,601	(2,923)	1,678
Residential real estate	(367)	869	502
Agricultural real estate	2,137	1,239	3,376
Agricultural	(795)	(224)	(1,019)
Consumer	(310)	18	(292)
Total loans	20,714	(374)	20,340
Taxable securities	(2,966)	455	(2,511)
Nontaxable securities	(220)	70	(150)
Total securities	(3,186)	525	(2,661)
Federal funds sold and other	2,106	(1,680)	426
Total interest-earning assets	19,634	(1,529)	18,105
Interest-bearing liabilities:
Interest-bearing demand deposits	356	(4,748)	(4,392)
Savings and money market	1,276	(1,822)	(546)
Demand, savings and money market	1,632	(6,570)	(4,938)
Certificates of deposit	1,363	(1,164)	199
Total interest-bearing deposits	2,995	(7,734)	(4,739)
FHLB term and line of credit advances	(211)	(930)	(1,141)
Federal Reserve Bank discount window	(1,392)	31	(1,361)
Subordinated debt	(222)	(159)	(381)
Other borrowings	(78)	(85)	(163)
Total interest-bearing liabilities	1,092	(8,877)	(7,785)
Net Interest Income	$18,542	$7,348	$25,890

Interest income on interest-earning assets increased $18.1 million for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. Of this increase, $19.7 million is attributable to increases in volume of interest earning assets, primarily from the merger with NBC offset by declining rate/yield.

There was a decrease in interest expense on interest-bearing liabilities of $7.8 million due to the deposit portfolio repricing to market interest rates as well as decreased utilization and cost of secured borrowing lines offset by an increase in volume in deposits primarily attributable to our merger with NBC.

When compared to the nine months ended September 30, 2024, net interest margin increased 46 bp during the nine months ended September 30, 2025, while net interest spread increased by 44 bp to 3.63% from 3.19%. From the beginning of the third quarter 2024 through the end of the third quarter 2025, the federal funds rate has dropped four times totaling 125 bp. This decline is the primary driver of the downward trend in both yield on interest earning assets and cost on interest bearing liabilities. The expansion in margin and spread is attributable to the shifting composition of interest earning assets as well as realized sensitivity in liability pricing following the rate movements.

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

Three months ended September 30, 2025, compared with three months ended September 30, 2024: During the three months ended September 30, 2025, there was a provision for credit losses of $6.2 million compared to a provision for credit losses of $1.2 million for the three months ended September 30, 2024. The provision for the three months ended is primarily attributable to the establishment of reserves on non-PCD loans acquired in the NBC acquisition. The Company continues to estimate the allowance for credit losses with assumptions that anticipate slower prepayment rates and continued market disruption caused by the impact of U.S. trade and fiscal policy and the resulting impact on consumers and businesses. Net charge-offs for the three months ended September 30, 2025 and 2024, were $1.1 million and $1.6 million, respectively. For the three months ended September 30, 2025, gross charge-offs were $1.4 million, offset by gross recoveries of $330 thousand. In comparison, gross charge-offs were $1.8 million for the three months ended September 30, 2024, offset by gross recoveries of $197 thousand.

Nine months ended September 30, 2025, compared with nine months ended September 30, 2024: During the nine months ended September 30, 2025, there was a provision for credit losses of $9.0 million compared to a provision for credit losses of $2.4 million during the nine months ended September 30, 2024. The increase in the provision for the nine months ended is primarily attributable to the establishment of reserves on non-PCD loans acquired in the NBC acquisition as well loan growth within the legacy portfolio. Net charge-offs for the nine months ended September 30, 2025, were $1.8 million compared to net charge-offs of $3.5 million for the nine months ended September 30, 2024. For the nine months ended September 30, 2025, gross charge-offs were $3.7 million, offset by gross recoveries of $1.8 million. In comparison, gross charge-offs were $4.0 million for the nine months ended September 30, 2024, offset by gross recoveries of $564 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, trust income and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended September 30, 2025, compared with three months ended September 30, 2024: The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2025, and 2024.

Non-Interest Income

For the Three Months Ended September 30,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Service charges and fees	$2,522	$2,424	$98	4.0%
Debit card income	2,953	2,665	288	10.8%
Mortgage banking	62	287	(225)	(78.4)%
Increase in value of bank-owned life insurance	1,393	1,344	49	3.6%
Other
Investment referral income	175	109	66	60.6%
Trust income	504	412	92	22.3%
Insurance sales commissions	181	166	15	9.0%
Recovery on zero-basis purchased loans	2	5	(3)	(60.0)%
Income (loss) from equity method investments	—	—	—	—%
Other non-interest income	1,081	868	213	24.5%
Total other	1,943	1,560	383	24.6%
Subtotal	8,873	8,280	593	7.2%
Net gain (loss) on acquisition and branch sales	—	831	(831)	100.0%
Net gain (loss) from securities transactions	(53,352)	206	(53,558)	(25999.0)%
Total non-interest income	$(44,479)	$9,317	$(53,796)	(577.4)%

Total non-interest income decreased $53.8 million during the three months ended September 30, 2025, as compared to the same period in 2024. The decrease is largely attributable to $53.4 million loss on the repositioning of our investment portfolio. Excluding the loss on repositioning as well as $831 thousand in gain on acquisition from the prior year, non-interest income increased $387 thousand, primarily from the addition of accounts from the NBC merger.

Nine months ended September 30, 2025, compared with nine months ended September 30, 2024: The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2025, and 2024

Non-Interest Income

For the Nine Months Ended September 30,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Service charges and fees	$6,763	$7,534	$(771)	(10.2)%
Debit card income	8,509	7,733	776	10.0%
Mortgage banking	380	720	(340)	(47.2)%
Increase in value of bank-owned life insurance	6,307	3,083	3,224	104.6%
Other
Investment referral income	524	395	129	32.7%
Trust income	1,427	1,115	312	28.0%
Insurance sales commissions	386	309	77	24.9%
Recovery on zero-basis purchased loans	5	4,378	(4,373)	(99.9)%
Income from equity method investments	—	(87)	87	(100.0)%
Other non-interest income	3,467	2,473	994	40.2%
Total other	5,809	8,583	(2,774)	(32.3)%
Subtotal	27,768	27,653	115	0.4%
Net gain (loss) on acquisition and branch sales	—	2,131	(2,131)	(100.0)%
Net gain (loss) from securities transactions	(53,328)	222	(53,550)	(24121.6)%
Total non-interest income	$(25,560)	$30,006	$(55,566)	(185.2)%

Total non-interest income decreased $55.6 million during the nine months ended September 30, 2025, as compared to the same period in 2024. The decrease is largely attributable to $53.3 million loss on the repositioning of investment securities. Excluding the loss on repositioning as well as $831 thousand in gain on acquisition from the prior year, non-interest income was effectively flat year-over-year.

During the nine months ended September 30, 2025, within the increase in value of bank owned life insurance the Bank realized a death benefit on an insured which, when coupled with repositioning of policies completed in May of 2024 drove the comparative increase in this line item year-over-year.

Recovery on zero-basis loans are non-recurring benefits realized by the Company upon resolution of a loan which was fully charged-off prior to being acquired by the Company. The benefit realized in the nine months ended September 30, 2024, did not repeat in 2025.

Non-Interest Expense

Three months ended September 30, 2025, compared with three months ended September 30, 2024: For the three months ended September 30, 2025, non-interest expense totaled $49.1 million, an increase of $18.8 million, when compared to the three months ended September 30, 2024. Changes in the various components of non-interest expense for the three months ended September 30, 2025, and 2024, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended September 30,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Salaries and employee benefits	$22,773	$18,494	$4,279	23.1%
Net occupancy and equipment	4,317	3,478	839	24.1%
Data processing	4,887	5,152	(265)	(5.1)%
Professional fees	1,670	1,487	183	12.3%
Advertising and business development	1,305	1,368	(63)	(4.6)%
Telecommunications	630	660	(30)	(4.5)%
FDIC insurance	653	660	(7)	(1.1)%
Courier and postage	744	686	58	8.5%
Free nationwide ATM cost	582	544	38	7.0%
Amortization of core deposit intangible	1,182	1,112	70	6.3%
Loan expense	330	143	187	130.8%
Other real estate owned	797	(7,667)	8,464	(110.4)%
Loss on debt extinguishment	—	—	—	—%
Other	3,049	3,593	(544)	(15.1)%
Subtotal	42,919	29,710	13,209	44.5%
Merger expenses	6,163	618	5,545	897.2%
Total non-interest expense	$49,082	$30,328	$18,754	61.8%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $4.3 million for the period ended September 30, 2025, as compared to the same period in 2024. The increase in employee salaries and wages was due to additional payroll costs as well as an increase in employee insurance expense, which is primarily driven by the increase in staff from the NBC merger. Additionally, incentive compensation and stock related compensation expense increased which is associated with the close of the NBC merger.

Other real estate owned: In 2024, there was a significant realized gain on the sale of other real estate owned that was not expected to and did not repeat again in 2025, driving the increase in other real estate owned expense noted above.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The overall decrease is comprised of a number of insignificant changes within expense categories noted above.

Merger expenses: The increase is primarily due to the completion of the NBC merger and the preliminary work on the Frontier merger. The Frontier merger, which is expected to close in late 2025 or early 2026, is expected to be realized in the period it is closed.

Nine months ended September 30, 2025, compared with nine months ended September 30, 2024: For the nine months ended September 30, 2025, non-interest expense totaled $128.1 million, an increase of $21.8 million, when compared to the nine months ended September 30, 2024. Changes in the various components of non-interest expense for the nine months ended September 30, 2025, and 2024, are discussed in more detail in the following table.

Non-Interest Expense

For the Nine Months Ended September 30,

			2025 vs. 2024
(Dollars in thousands)	2025	2024	Change	%
Salaries and employee benefits	$62,462	$54,418	$8,044	14.8%
Net occupancy and equipment	11,474	10,800	674	6.2%
Data processing	15,028	15,016	12	0.1%
Professional fees	4,558	4,657	(99)	(2.1)%
Advertising and business development	3,857	3,897	(40)	(1.0)%
Telecommunications	1,805	1,887	(82)	(4.3)%
FDIC insurance	1,747	1,821	(74)	(4.1)%
Courier and postage	2,377	1,912	465	24.3%
Free nationwide ATM cost	1,642	1,569	73	4.7%
Amortization of core deposit intangibles	3,243	3,229	14	0.4%
Loan expense	740	447	293	65.5%
Other real estate owned	1,001	(7,658)	8,659	(113.1)%
Loss on debt extinguishment	1,361	—	1,361	(100.0)%
Other	10,254	9,895	359	3.6%
Sub-Total	121,549	101,890	19,659	19.3%
Merger expenses	6,584	4,461	2,123	47.6%
Total non-interest expense	$128,133	$106,351	$21,782	20.5%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $8.0 million for the period ended September 30, 2025, as compared to the same period in 2024. The increase is primarily due to increases in employee salaries, as well as an increases in incentive compensation, employee insurance expense and stock related compensation expense associated with the NBC merger.

Courier and postage: There was an increase in courier and postage expense of $465 thousand for the period ended September 30, 2025, as compared to the same period in 2024. The increase is primarily due to armored car/courier services.

Loss on Debt Extinguishment: During the nine months ending September 30, 2025, the Company executed an early redemption on the subordinated notes. The Company realized a loss of $1.4 million from the write off of debt issue costs from the debt extinguishment.

Other real estate owned: In 2024, there was a significant realized gain on the sale of other real estate owned that was not expected to and did not repeat again in 2025 driving the increase in expense noted above.

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

Merger expenses: The increase is primarily due to the completion of the NBC merger and the preliminary work on the Frontier merger. The expenses related to the Frontier merger, which is expected to close in late 2025 or early 2026, is expected to be realized in period it is closed.

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

The efficiency ratio was 58.31% for the three months ended September 30, 2025, compared with 52.59% for the three months ended September 30, 2024. The decrease was primarily an increase in non-interest expense as a gain on sale of other real estate realized in the prior year period did not recur. Excluding the other real estate benefit in 2024, the efficiency ratio would have improved as increases in net and non-interest interest income, on a relative basis, outpaced increases in non-interest expenses, excluding merger related expenses. The increase in net interest income is largely due to in increase in volume from NBC merger and a decrease in interest expense on interest bearing liabilities due to the deposit portfolio repricing downward with the federal funds rate during the past twelve months.

The efficiency ratio was 61.25% for the nine months ended September 30, 2025, compared with 59.97% for the nine months ended September 30, 2024. Drivers of change are consistent with the three months ended above.

Income Taxes

In general, the Company records income tax expense each quarter based on its estimate of the full year’s effective tax rate which includes, in addition to statutory rates, estimated amounts for tax-exempt interest income, non-taxable life insurance income, non-deductible executive compensation, valuation allowance on deferred assets, other non-deductible expense, and federal and state income tax credits anticipated to be available in proportion to anticipated annual income before income taxes. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits or shortfalls with respect to share-based compensation and changes in tax law.

During the tax year ended December 31, 2024, a Corporate Application for Tentative Refund was filed to carry back excess general business credits from 2023 to the 2020, 2021 and 2022 tax years resulting in a refund of $14.9 million which was received in the second quarter of 2025. Pursuant to Section 6405 of the Internal Revenue Code, refunds in excess of $5 million to a corporate taxpayer must be reviewed by the Joint Committee on Taxation (JCT). Accordingly, the IRS has referred the proposed refund to the JCT for review. While tax years ending 12/31/2020 and 12/31/2021 are closed for audit purposes, tax year ending 12/31/2022 remains open and, under request from the IRS, the statute of limitation has been extended to October 31, 2027.

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

Three months ended September 30, 2025, compared with three months ended September 30 2024: The effective income tax rate for the three month period ended September 30, 2025, was 20.5% as compared to 16.7% for the three month period ended September 30, 2024. In the prior quarter, we reported pre-tax income and income tax expense resulting in a positive effective tax rate (indicating tax expense with pre-tax income). In the current quarter, we reported a pre-tax loss and income tax benefit associated with the loss on the sale of debt securities, also resulting in a positive effective tax rate (indicating tax benefit with pre-tax losses). The comparison of effective tax rates between the current and prior quarters is not meaningful due to the change from pre-tax income in the prior quarter to a pre-tax loss in the current quarter.

Nine months ended September 30, 2025, compared with nine months ended September 30, 2024: The effective income tax rate for the nine month period ended September 30, 2025, was 873.5% as compared to 21.2% for the nine month period ended September 30, 2024. The tax rate for the current period was based on an annual effective tax rate of 18% for the year prior to discrete items related to share-based compensation and interest income received related to federal carryback claims filed by the Company which reduced income tax expense. The comparison of effective tax rates between the current and prior periods is not meaningful due to the change from pre-tax income in the prior period to a pre-tax loss in the current period.

Financial Condition

Total assets increased $1.03 billion from December 31, 2024, to $6.37 billion at September 30, 2025. This variance was primarily due to an increase in loans held for investment of $767.8 million and an increase in cash and cash equivalents of $315.7 million, partially offset by a decrease in available for sale securities of $100.6 million. Total liabilities increased $914.6 million to $5.65 billion at September 30, 2025. The change in total liabilities is primarily due to increase in total deposits of $720.0 million, an increase in FHLB borrowings of $163.3 million and in increase in interest payable and other liabilities of $21.1 million. Total stockholders’ equity increased $119.0 million from $592.9 million at December 31, 2024, to $711.9 million at September 30, 2025, principally due an increase of $74.1 million in additional paid-in-capital. Balance sheet changes for the quarter are primarily attributable to the Company’s merger with NBC.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	September 30, 2025		December 31, 2024
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$907,439	21.3%	$658,865	18.8%	$248,574	37.7%
Real estate loans:
Commercial real estate	2,216,180	51.9%	1,830,514	52.3%	385,666	21.1%
Residential real estate	590,598	13.8%	566,766	16.2%	23,832	4.2%
Agricultural real estate	272,087	6.4%	267,248	7.6%	4,839	1.8%
Total real estate loans	3,078,865	72.1%	2,664,528	76.1%	414,337	15.6%
Agricultural	174,517	4.1%	87,339	2.5%	87,178	99.8%
Consumer	107,766	2.5%	90,084	2.6%	17,682	19.6%
Total loans held for investment	$4,268,587	100.0%	$3,500,816	100.0%	$767,771	21.9%
Total loans held for sale	$617	100.0%	$513	100.0%	$104	20.3%
Total loans held for investment (net of allowances)	$4,215,118	100.0%	$3,457,549	100.0%	$757,569	21.9%

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

At September 30, 2025, gross total loans, including loans held for sale, were 83.8% of deposits and 67.1% of total assets. At December 31, 2024, gross total loans, including loans held for sale, were 80.0% of deposits and 65.7% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2025, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2025
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$356,602	$370,225	$114,385	$66,227	$907,439
Real Estate:
Commercial real estate	580,438	1,174,263	352,092	109,387	2,216,180
Residential real estate	5,788	13,727	115,533	455,550	590,598
Agricultural real estate	68,687	127,725	36,510	39,165	272,087
Total real estate	654,913	1,315,715	504,135	604,102	3,078,865
Agricultural	119,708	36,997	5,881	11,931	174,517
Consumer	53,664	45,077	7,072	1,953	107,766
Total	$1,184,887	$1,768,014	$631,473	$684,213	$4,268,587
Loans with a predetermined fixed interest rate	$425,398	$669,732	$111,351	$276,766	$1,483,247
Loans with an adjustable/floating interest rate	759,489	1,098,282	520,122	407,447	2,785,340
Total	$1,184,887	$1,768,014	$631,473	$684,213	$4,268,587

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2025	December 31, 2024
	(Dollars in thousands)
Non-accrual loans	$48,574	$27,050
Accruing loans 90 or more days past due	2,849	181
OREO acquired through foreclosure, net	1,006	2,632
Other repossessed assets	200	4,812
Total nonperforming assets	$52,629	$34,675
Ratios:
Nonperforming assets to total assets	0.83%	0.65%
Nonperforming assets to total loans plus OREO and repossessed assets	1.23%	0.99%

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

The nonperforming loans at September 30, 2025, consisted of 329 separate credits and 269 separate borrowers. We had 6 nonperforming loan relationships, totaling $29.3 million, with an outstanding balance in excess of $1.0 million as of September 30, 2025.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At September 30, 2025, the Company had $11.2 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $35.4 million at December 31, 2024.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
September 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$21,454	$14,953	$9,031	$5,433	$719	$1,879	$53,469
Total loans outstanding (1)	2,216,180	907,439	590,598	272,087	174,517	107,766	4,268,587
Net (charge-offs) recoveries QTD	(220)	(607)	(14)	(18)	10	(255)	(1,104)
Net (charge-offs) recoveries YTD	264	(981)	(119)	29	(41)	(994)	(1,842)
Average loan balance QTD (1)	2,251,059	934,768	574,797	245,017	132,095	109,058	4,246,794
Average loan balance YTD (1)	2,003,415	790,373	568,622	255,618	103,685	97,943	3,819,656
Non-accrual loan balance	16,689	21,822	4,109	3,355	1,829	770	48,574
Loans to total loans outstanding	51.9%	21.3%	13.8%	6.4%	4.1%	2.5%	100.0%
ACL to total loans	1.0%	1.6%	1.5%	2.0%	0.4%	1.7%	1.3%
Net charge-offs to average loans QTD	—%	(0.1)%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.1)%	—%	—%	—%	(1.0)%	—%
Non-accrual loans to total loans	0.8%	2.4%	0.7%	1.2%	1.0%	0.7%	1.1%
ACL to non-accrual loans	128.6%	68.5%	219.8%	161.9%	39.3%	244.0%	110.1%

September 30, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$15,236	$15,809	$7,720	$2,535	$522	$1,668	$43,490
Total loans outstanding (1)	1,916,863	670,665	567,063	259,587	89,529	97,218	3,600,925
Net (charge-offs) recoveries QTD	7	(854)	(330)	(9)	21	(419)	(1,584)
Net (charge-offs) recoveries YTD	19	(2,500)	(344)	(8)	(5)	(640)	(3,478)
Average loan balance QTD (1)	659,697	1,794,264	576,722	251,595	91,500	100,127	3,473,905
Average loan balance YTD (1)	643,213	1,800,702	578,364	218,334	116,520	104,098	3,461,231
Non-accrual loan balance	8,781	9,772	4,594	7,017	538	576	31,278
Loans to total loans outstanding	53.2%	18.6%	15.7%	7.2%	2.5%	2.7%	100.0%
ACL to total loans	0.8%	2.4%	1.4%	1.0%	0.6%	1.7%	1.2%
Net charge-offs to average loans QTD	—%	—%	(0.1)%	—%	—%	(0.4)%	—%
Net charge-offs to average loans YTD	—%	(0.1)%	(0.1)%	—%	—%	(0.6)%	(0.1)%
Non-accrual loans to total loans	0.5%	1.5%	0.8%	2.7%	0.6%	0.6%	0.9%
ACL to non-accrual loans	173.5%	161.8%	168.0%	36.1%	97.0%	289.6%	139.0%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at September 30, 2025, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2025.

The allowance for credit losses on loans measured on a collective basis totaled $46.7 million, or 1.1% of the $4.20 billion in loans measured on a collective basis at September 30, 2025, compared to an allowance for credit losses of $38.4 million, or 1.1%, of the $3.48 billion in loans measured on a collective basis at December 31, 2024. The total reserve percentage to total loans was 1.3% at September 30, 2025, and 1.2% at December 31, 2024.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2025, securities represented 14.3% of total assets, decreasing from 18.9% at December 31, 2024.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$28,725	$29,060	$71,173	$65,094
U.S. Treasury securities	43,159	43,281	86,523	86,563
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	633,351	639,453	600,558	565,510
Private label residential mortgage-backed securities	4,582	4,458	144,971	124,664
Corporate	83,755	82,905	61,947	58,652
Small Business Administration loan pools	83,527	83,291	30,212	29,928
State and political subdivisions	21,825	21,410	83,868	74,044
Total available-for-sale securities	$898,924	$903,858	$1,079,252	$1,004,455

The following table summarizes the amortized cost and fair value by classification of Held-to-Maturity securities as of the dates shown.

Held-To-Maturity Securities

	September 30, 2025		December 31, 2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,960	$4,078	$3,932	$3,909
State and political subdivisions	1,283	1,300	1,285	1,305
Total held-to-maturity securities	$5,243	$5,378	$5,217	$5,214

At September 30, 2025, and December 31, 2024, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2025, and December 31, 2024. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2025
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$10,101	4.52%	$16,615	4.42%	$2,344	4.52%	$—	—%	$29,060	4.06%
U.S. Treasury securities	37,098	4.25%	6,183	4.61%	—	—%	—	—%	43,281	4.30%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	$55,556	4.95%	$15,706	5.19%	$568,191	5.10%	639,453	5.09%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	4,458	4.21%	4,458	4.21%
Corporate	735	3.80%	17,923	7.49%	63,495	5.22%	752	6.01%	82,905	5.73%
Small Business Administration loan pools	—	—%	2,654	5.22%	39,372	4.69%	41,265	4.92%	83,291	4.82%
State and political subdivisions(1)	1,203	2.42%	3,796	3.10%	10,953	3.04%	5,458	4.22%	21,410	3.32%
Total available-for-sale securities	49,137	4.25%	102,727	5.23%	131,870	4.87%	620,124	5.07%	903,858	5.01%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,091	5.02%	869	4.92%	3,960	4.99%
State and political subdivisions(1)	—	—%	—	—%	171	3.02%	1,112	4.62%	1,283	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,262	4.91%	1,981	4.75%	5,243	4.85%
Total debt securities	$49,137	4.25%	$102,727	5.23%	$135,132	4.87%	$622,105	5.07%	$909,101	5.01%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2024
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$7,797	4.68%	$22,911	4.45%	$32,623	1.85%	$1,763	2.02%	$65,094	3.11%
U.S. Treasury securities	78,400	3.67%	8,163	4.66%	—	—%	—	—%	86,563	3.76%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	71,025	4.57%	117,832	2.41%	376,653	4.39%	565,510	4.00%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	124,664	2.35%	124,664	2.35%
Corporate	600	4.25%	11,213	6.81%	46,839	4.75%	—	—%	58,652	5.14%
Small Business Administration loan pools	—	—%	—	—%	11,454	5.28%	18,474	5.29%	29,928	5.29%
State and political subdivisions(1)	2,593	2.37%	10,446	2.38%	33,256	2.11%	27,749	2.49%	74,044	2.31%
Total available-for-sale securities	89,390	3.72%	123,758	4.57%	242,004	2.88%	549,303	3.86%	1,004,455	3.70%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,053	5.02%	879	4.96%	3,932	5.00%
State and political subdivisions(1)	—	—%	—	—%	172	3.02%	1,113	4.62%	1,285	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,225	4.91%	1,992	4.77%	5,217	4.86%
Total debt securities	$89,390	3.72%	$123,758	4.57%	$245,229	2.91%	$551,295	3.86%	$1,009,672	3.70%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At September 30, 2025, and December 31, 2024, 88.5% and 72.3% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.1 years and 5.1 years and a modified duration of 4.2 years and 4.2 years.

Goodwill Impairment Assessment

At September 30, 2025, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired. For additional information, see “Goodwill” under "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

The following table shows our composition of deposits at September 30, 2025, and December 31, 2024.

Composition of Deposits

	September 30, 2025		December 31, 2024
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,147,201	22.5%	$954,065	21.8%
Interest-bearing demand	1,100,621	21.6%	1,172,577	26.8%
Savings and money market	1,782,004	35.0%	1,511,620	34.6%
Time	1,064,943	20.9%	736,527	16.8%
Total deposits	$5,094,769	100.0%	$4,374,789	100.0%

Total deposits at September 30, 2025, were $5.09 billion, an increase of $720.0 million, or 16.5%, compared to total deposits of $4.37 billion at December 31, 2024. Total deposits excluding brokered deposits of $152.5 million and deposits from the NBC merger of $806.0 million at September 30, 2025, and $125.1 million at December 31, 2024, decreased $113.4 million or 2.6%. The decrease in deposits was primarily driven by a $200.0 million or 17.0% decrease in interest bearing demand deposits, partially offset by an increase of $74.8 million or 10.2% in time deposits. The decline in interest-bearing demand deposits is primarily due to seasonality of municipal deposits.

The following table shows deposits acquired in 2025, as of the time of the acquisition.

	NBC Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$236,124	29.3%
Interest-bearing demand	203,324	25.2%
Savings and money market	213,050	26.4%
Time	153,509	19.1%
Total deposits	$806,007	100.0%

The following tables show deposit acquired in 2024, as of the time of each acquisition.

	Rockhold Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$97,593	27.9%
Interest-bearing demand	124,760	35.7%
Savings and money market	94,731	27.1%
Time	32,693	9.3%
Total deposits	$349,777	100.0%

	KansasLand Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$6,439	15.2%
Interest-bearing demand	5,011	11.8%
Savings and money market	14,314	33.7%
Time	16,654	39.3%
Total deposits	$42,418	100.0%

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024
Interest-bearing demand	(Dollars in thousands)
Reciprocal	$418,101	$469,551
Non-reciprocal brokered	—	75,115
Total interest-bearing demand	418,101	544,666
Savings and money market
Reciprocal	133,241	100,596
Non-reciprocal brokered	2,408	—
Total savings and money market	135,649	100,596
Time
Reciprocal	29,213	35,393
Non-reciprocal brokered	150,080	49,998
Total time	179,293	85,391
Total reciprocal and brokered deposits	$733,043	$730,653

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of September 30, 2025, and December 31, 2024.

	September 30, 2025	December 31, 2024	Change	Percent Change
	(Dollars in thousands)
3 months or less	$95,692	$69,637	$26,055	37.4%
Over 3 through 6 months	120,928	200,049	(79,121)	(39.6)%
Over 6 through 12 months	163,049	13,799	149,250	1081.6%
Over 12 months	105,189	52,080	53,109	102.0%
Total Time Deposits	$484,858	$335,565	$149,293	44.5%

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

Liquidity and Capital Resources

Liquidity

The following tables disclose average balances as a percentage of total average assets as of the time periods listed.

	For the three months ended
	September 30,
	2025	2024
Source of funds
Deposits
Non-interest bearing	19.16%	18.56%
Interest-bearing demand	19.71%	20.95%
Savings and MMDA	27.55%	28.15%
Time deposits	15.82%	14.47%
Federal Home Loan Bank advances	2.76%	4.86%
Subordinated borrowings	1.41%	1.87%
Other borrowings	0.77%	0.87%
Other liabilities	1.06%	0.94%
Member's equity	11.76%	9.33%
Total	100.00%	100.00%

Uses of Funds
Loans receivable	69.81%	66.76%
Taxable securities	14.39%	19.14%
Non-taxable securities	0.66%	1.16%
Federal funds sold and other	6.76%	3.85%
Other real estate owned	0.07%	0.06%
Property plant and equipment	2.22%	2.22%
Other non-interest earnings assets	6.09%	6.81%
Total	100.00%	100.00%

	For the nine months ended
	September 30,
	2025	2024
Source of funds
Deposits
Non-interest bearing	18.22%	18.49%
Interest-bearing demand	20.08%	20.97%
Savings and MMDA	27.65%	27.94%
Time deposits	14.84%	14.77%
Federal Home Loan Bank advances	3.94%	4.30%
Federal Reserve Bank discount window borrowings	—	0.80%
Subordinated borrowings	1.69%	1.87%
Other borrowings	0.83%	0.97%
Other liabilities	0.94%	0.88%
Member's equity	11.81%	9.01%
Total	100.00%	100.00%

Uses of Funds
Loans receivable	69.45%	66.79%
Taxable securities	16.47%	19.39%
Non-taxable securities	0.91%	1.17%
Federal funds sold and other	4.94%	4.09%
Other real estate owned	0.08%	0.04%
Property plant and equipment	2.20%	2.23%
Other non-interest earnings assets	5.95%	6.29%
Total	100.00%	100.00%

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

During the nine months ended September 30, 2025, and 2024, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing security and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and Federal Reserve Bank borrowings.

Our largest sources of funds are deposits and FHLB borrowings and our largest uses of funds are loan fundings, securities purchases and debt servicing. Average loans were $3.82 billion for the nine months ended September 30, 2025, an increase of 11.0% over the December 31, 2024, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 5.1 years and a modified duration of 4.2 years at September 30, 2025.

Cash and cash equivalents were $669.4 million at September 30, 2025, an increase of $315.7 million from the $383.7 million cash and cash equivalents at December 31, 2024. The majority of our liquidity comes from our operations, including net income, supplemented by the repayment of principal on loans and investment securities through payoffs, paydowns and normal amortization. During the nine months ended September 30, 2025, we repositioned the investment portfolio which resulted in $696.6 million inflow from the sales and call of available-for-sale securities offset by $541.3 million for the purchase of available-for-sale securities, this resulted in a $53.3 million dollar loss, which was a non-cash loss. From time to time as conditions warrant, we borrow funds to maintain our liquidity requirement and fund operational needs. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2025, and December 31, 2024, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2025, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 9 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	As of the Period Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$711,892	$635,636	$617,324	$592,918	$504,038
Goodwill	(77,573)	(53,101)	(53,101)	(53,101)	(53,101)
Core deposit intangibles, net	(22,895)	(12,908)	(13,924)	(14,969)	(16,029)
Naming rights, net	(5,778)	(5,852)	(5,926)	(957)	(968)
Tangible common equity	$605,646	$563,775	$544,373	$523,891	$433,940
Common shares issued at period end	19,111,084	17,527,191	17,522,994	17,419,858	15,288,309
Diluted common shares outstanding at period end	19,279,741	17,680,489	17,652,110	17,636,843	15,497,446
Book value per common share	$37.25	$36.27	$35.23	$34.04	$32.97
Tangible book value per common share	$31.69	$32.17	$31.07	$30.07	$28.38
Tangible book value per diluted common share	$31.41	$31.89	$30.84	$29.70	$28.00

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

	As of the Period Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(Dollars in thousands)
Total stockholders’ equity	$711,892	$635,636	$617,324	$592,918	$504,038
Goodwill	(77,573)	(53,101)	(53,101)	(53,101)	(53,101)
Core deposit intangibles, net	(22,895)	(12,908)	(13,924)	(14,969)	(16,029)
Naming rights, net	(5,778)	(5,852)	(5,926)	(957)	(968)
Tangible common equity	$605,646	$563,775	$544,373	$523,891	$433,940
Total assets	$6,365,631	$5,373,837	$5,446,100	$5,332,047	$5,355,233
Goodwill	(77,573)	(53,101)	(53,101)	(53,101)	(53,101)
Core deposit intangibles, net	(22,895)	(12,908)	(13,924)	(14,969)	(16,029)
Naming rights, net	(5,778)	(5,852)	(5,926)	(957)	(968)
Tangible assets	$6,259,385	$5,301,976	$5,373,149	$5,263,020	$5,285,135
Equity to assets	11.18%	11.83%	11.34%	11.12%	9.41%
Tangible common equity to tangible assets	9.68%	10.63%	10.13%	9.95%	8.21%

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

	For the Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(Dollars in thousands)
Total average stockholders’ equity	$715,319	$627,103	$605,917	$533,227	$485,468
Average intangible assets	(95,046)	(72,406)	(72,389)	(69,570)	(70,824)
Average tangible common equity	$620,273	$554,697	$533,528	$463,657	$414,644
Net income (loss) allocable to common stockholders	$(29,663)	$15,264	$15,041	$16,986	$19,851
Amortization of intangible assets	1,312	1,145	1,144	1,071	1,148
Net gain on acquisition	—	—	—	—	(831)
Net (gain) loss on securities transactions	53,352	(12)	(12)	2	(206)
Merger expenses	6,163	355	66	—	618
Loss on debt extinguishment	—	1,361	—	—	—
Day 2 Merger provision	6,228	—	—	—	—
Tax effect	(14,082)	(598)	(252)	(225)	(153)
Core net income allocable to common stockholders	$23,310	$17,515	$15,987	$17,834	$20,427
Return on total average stockholders’ equity (ROAE) annualized	(16.45)%	9.76%	10.07%	12.67%	16.27%
Core return on average equity	12.47%	11.18%	10.69%	13.29%	16.73%
Return on average tangible common equity (ROATCE) annualized	(18.31)%	11.69%	12.12%	15.30%	19.92%
Core return on average tangible common equity (CROATCE) annualized	14.30%	12.64%	12.14%	15.29%	19.58%

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

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31	September 30,
	2025	2025	2025	2024	2024
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$(29,663)	$15,264	$15,041	$16,986	$19,851
Amortization of intangible assets	$1,312	$1,145	$1,144	$1,071	$1,148
Tax effect of adjustments	(276)	(240)	(240)	(225)	(241)
Adjusted non-core items	(28,627)	16,169	15,945	17,832	20,758
Net gain on acquisitions	—	—	—	—	(831)
Gain (loss) from securities transactions	53,352	(12)	(12)	2	(206)
Loss on debt extinguishment	—	1,361	—	—	—
Merger expense	6,163	355	66	—	618
Day 2 Merger provision	6,228	—	—	—	—
Tax effect of adjustments	(13,806)	(358)	(12)	—	88
Adjusted operating net income	$23,310	$17,515	$15,987	$17,834	$20,427
GAAP earnings (loss) per diluted share	$(1.55)	$0.86	$0.85	$1.04	$1.28
Core earnings (loss) per diluted share	$1.22	$0.99	$0.90	$1.10	$1.32
Total average assets	$6,085,064	$5,206,950	$5,212,417	$5,163,166	$5,205,017
Total average stockholder's equity	$715,319	$627,103	$605,917	$533,227	$485,468
Weighted average diluted common shares	19,129,726	17,651,298	17,666,834	16,262,965	15,451,545
Return on Average Assets (ROAA) annualized	-1.93%	1.18%	1.17%	1.31%	1.52%
Core Operating ROAA annualized	1.51%	1.35%	1.24%	1.37%	1.56%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the Three Months Ended
	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
	(Dollars in thousands)
Non-interest expense	$49,082	$40,001	$39,050	$37,806	$30,328
Merger expense	(6,163)	(355)	(66)	—	(618)
Loss on debt extinguishment	—	(1,361)	—	—	—
Amortization of intangibles assets	(1,312)	(1,145)	(1,144)	(1,071)	(1,148)
Non-interest expense	$41,607	$37,140	$37,840	$36,735	$28,562
Net interest income	$62,485	$49,802	$50,292	$49,473	$46,031
Non-interest income	$(44,479)	$8,589	$10,330	$8,816	$9,317
Net gain on acquisition and branch sales	—	—	—	—	(831)
Net gain (loss) from securities transactions	53,352	(12)	(12)	2	(206)
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$8,873	$8,577	$10,318	$8,818	$8,280
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$71,358	$58,379	$60,610	$58,291	$54,311
Non-interest expense to net interest income plus non-interest income	272.59%	68.51%	64.42%	64.86%	54.80%
Efficiency Ratio	58.31%	63.62%	62.43%	63.02%	52.59%
Total Average Assets	$6,085,064	$5,206,950	$5,212,417	$5,163,166	$5,205,017
Core non-interest expense / Average assets	2.71%	2.86%	2.94%	2.83%	2.18%

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

The change in the impact of net interest income from the base case for September 30, 2025, and December 31, 2024, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The increase in the level of positive impact to net interest income in the up interest rate shock scenarios is due to the level of adjustable rate loans receivable that will reprice to higher interest rates, non-term deposits that will adjust to higher rates, the use of derivatives to hedge borrowing costs, and increased levels of cash on the balance sheet compared to December 31, 2024. These factors result in an overall positive impact to net interest income at September 30, 2025, as compared to the level of impact from December 31, 2024, simulation as detailed in the table below. In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable, the level of term deposit repricing and the assumed prepayment and scheduled repayment of existing fixed rate loans receivable and fixed rate investments.

The change in the economic value of equity from the base case for September 30, 2025, and December 31, 2024, is due to being in a liability sensitive position and the level of convexity in our pre-payable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. Due to the level of convexity in our fixed rate pre-payable assets, we do not experience as significant a change in the value of assets in a down interest rate shock scenario, mitigating the impact of liability sensitive balance sheet on economic value of equity. The mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. At September 30, 2025, non-interest-bearing deposits were approximately $41.2 million, or 4.3%, lower than that deposit type at December 31, 2024. Additionally, substantially all investments and approximately 37.0% of loans are pre-payable and fixed rate and as rates decrease the level of modeled prepayments increase. The prepaid principal is assumed to reprice at the assumed current rates, resulting in a smaller positive impact to the economic value of equity.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2025	December 31, 2024
+300 basis points	14.7%	11.9%
+200 basis points	9.8%	7.9%
+100 basis points	4.8%	3.9%
0 basis points	—	—
-100 basis points	(2.6)%	(2.4)%
-200 basis points	(5.1)%	(4.9)%
-300 basis points	(7.9)%	(8.1)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2025	December 31, 2024
+300 basis points	(4.0)%	(6.5)%
+200 basis points	(2.5)%	(4.2)%
+100 basis points	(1.2)%	(2.4)%
0 basis points	—	—
-100 basis points	(1.3)%	0.3%
-200 basis points	(4.4)%	(1.5)%
-300 basis points	(9.3)%	(5.1)%

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On September 11, 2025, the Board of Directors of Equity Bancshares authorized the repurchase of up to 1,000,000 shares of outstanding common stock beginning on October 1, 2025 and concluding on September 30, 2026. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and may be extended. modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received on September 23, 2025. During the three months ended September 30, 2025, the Company repurchased 175,732 shares of the Company's outstanding common stock at an average price of $37.14 per share. At September 30, 2025, there are 867,168 shares remaining under the program that expired on September 30, 2025.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
July 1, 2025 through July 31, 2025	50,400	$37.64	50,400	942,100
August 1, 2025 through August 31, 2025	125,332	$36.94	125,332	816,768
September 1, 2025 through September 30, 2025	—	$—	—	816,768
Total	175,732	$37.14	175,732	816,768

Item 3: Defaults Upon Senior Securities

None

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

During the nine months ended September 30, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6: Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Reorganization, dated August 29, 2025, by and among Equity Bancshares, Inc., Winston Merger Sub, Inc., and Frontier Holdings, LLC (incorporated by reference to Exhibit 2.1 to Equity Bancshare's, Inc.'s Current Report on Form 8-K, filed with the SEC on September 2, 2025).

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

Equity Bancshares, Inc.

November 3, 2025	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 3, 2025	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer