Form 10-K
period 2025-12-31
EQUITY BANCSHARES INC
filed 2026-03-06
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

As of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s voting and non-voting common stock held by non-affiliates was $688.6 million.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Shares outstanding as of February 27, 2026
Class A Common Stock, par value $0.01 per share	20,992,139
Class B Non-Voting Common Stock, par value $0.01 per share	0

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the registrant’s Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed within 120 days after December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Part I

Item 1: Business

Our Company

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 77 branches located in Arkansas, Kansas, Missouri and Oklahoma, as of December 31, 2025. As of December 31, 2025, we had, on a consolidated basis, total assets of $6.37 billion, total deposits of $5.14 billion, total loans (net of allowances) of $4.15 billion and total stockholders’ equity of $732.1 million.

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
•
July 2025 – Acquired NBC Corp. of Oklahoma ("NBC"), with seven branch locations in Oklahoma City, Altus, Kingfisher and Enid, as well as a loan production office in Alva. The acquisition increased our deposits by $806.0 million, our loans by $661.5 million and our total assets by $895.2 million.

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

As a result of these strategic and organic growth efforts, we have expanded our team of full-time equivalent employees from 19 to 909 and our network of branches from 2 to 77 as of December 31, 2025. We believe that we are well positioned to continue to be a strategic consolidator of community banks while maintaining our history of attracting experienced and entrepreneurial bankers and organically growing our loans and deposits.

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

State	< $300M	$300M - $1B	$1B - $2B
Kansas	120	49	10
Missouri	100	64	18
Arkansas	28	28	10
Oklahoma	94	54	15
Nebraska	80	42	13
Iowa	132	70	15
Total	554	307	81

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
•
Focus on Lending Growth in Our Metropolitan Markets While Increasing Deposits in Our Community Markets. We are focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share. We believe our branch network is strategically split between growing metropolitan markets, such as Kansas City, Wichita, Oklahoma City and Tulsa, and stable community markets within Southeastern Kansas, Southwestern Kansas, Central Kansas, North Central Kansas, Western Kansas, Topeka, Western Missouri, North Central Missouri, Northern Arkansas, Northern Oklahoma and Western Oklahoma. We believe this diverse geographic footprint provides us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets. The following table shows our total deposits and loans in our community markets and our metropolitan markets as of December 31, 2025, which we believe illustrates our execution of this strategy.

	Deposits		Loans
	Amount(1)	Overall %	Amount(1)	Overall %
Metropolitan markets(2)	$1,602,913	31%	$3,086,213	73%
Community markets(3)	$3,535,350	69%	$1,120,131	27%
		100%		100%

(1)
Amounts in thousands.
(2)
Represents 15 locations in the Wichita, Kansas City, Oklahoma City and Tulsa metropolitan statistical areas (“MSAs”).
(3)
Represents 62 locations outside of the Wichita, Kansas City, Oklahoma City and Tulsa MSAs.

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
•
Focus on Commercial Banking. We are primarily a commercial bank. As measured by outstanding balances at December 31, 2025, commercial loans composed over 72.5% of our loan portfolio and within our commercial loan portfolio, 73.2% of such loans were commercial real estate loans and 26.8% were commercial and industrial loans. We have developed strong commercial relationships in our markets across a diversified range of sectors including key areas supporting regional and local economic activity and growth, such as manufacturing, freight/transportation, consumer services, franchising and commercial real estate. We have also been successful in attracting customers from larger competitors because of our flexible and responsive approach in providing banking solutions tailored to meet our customers’ needs while maintaining disciplined underwriting standards. Our relationship-based approach seeks to grow lending relationships with our customers through cross-selling our banking products, such as our deposit and treasury management tools, as they expand their businesses. We have a growing presence in attractive commercial banking markets, such as Wichita, Kansas City, Oklahoma City and Tulsa, which we believe present significant opportunities to continue to increase our business banking activities.
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
•
Strong Risk Management Practices. We place significant emphasis on risk management as an integral component of our organizational culture without sacrificing growth. We believe our comprehensive risk management system is designed to make sure that we have sound policies, procedures and practices for the management of key risks under our risk framework (which includes market, operational, liquidity, interest rate sensitivity, credit, insurance, regulatory, legal and reputational risk) and that any exceptions are reported by senior management to our board of directors or audit committee. Our risk management practices are overseen by the Chairmen of our audit and risk committees and our Chief Risk Officer, who have many years of combined banking experience. We believe that our enterprise risk management philosophy has been important in gaining and maintaining the confidence of our various constituencies and growing our business and footprint within our markets. We also believe our strong risk management practices are manifested in our asset quality statistics.

Our Banking Services

A general description of the range of commercial banking products and other services we offer follows.

Lending Activities

At December 31, 2025, we had total loans of $4.15 billion (net of allowances), representing 65.0% of our total assets. For additional information concerning our loan portfolio, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Loan Portfolio.”

Concentrations of Credit Risk. Most of our lending activity is conducted with businesses and individuals in metropolitan Kansas City, Oklahoma City, Tulsa and Wichita. Our loan portfolio consists primarily of commercial real estate loans, which were $2.23 billion and constituted 53.0% of our total loans as of December 31, 2025, commercial and industrial loans, which were $816.9 million and constituted 19.5% of our total loans as of December 31, 2025, and residential real estate loans, which were $582.1 million and constituted 13.9% of our total loans as of December 31, 2025. Our commercial real estate loans are generally secured by first liens on real property. The remaining commercial and industrial loans are typically secured by general business assets, accounts receivable, inventory and/or the corporate guaranty of the borrower and/or personal guaranty of its principals. Residential real estate loans consists primarily of loans secured by 1-4 family residential properties, including home equity lines of credit. The geographic concentration subjects the loan portfolio to the general economic conditions within Arkansas, Kansas, Missouri and Oklahoma. The risks created by such concentrations have been considered by management in the determination of the adequacy of the allowance for credit losses. Management believes the allowance for credit losses is adequate to cover expected losses in our loan portfolio as of December 31, 2025.

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

Large Credit Relationships. As of December 31, 2025, the aggregate amount of loans to our ten largest borrowers (including related entities) amounted to approximately $426.0 million, or 10.2% of total loans. See “Item 1A – Risk Factors – Risks Related to Our Business – Our largest loan relationships currently make up a material percentage of our total loan portfolio.”

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

The Bank’s legal lending limit as of December 31, 2025, on loans to a single borrower was $159.3 million. However, we typically maintain an in-house limit of $25.0 million for loans to a single borrower. We have strict policies and procedures in place for the establishment of hold limits with respect to specific products and businesses and evaluating exceptions to the hold limits for individual relationships.

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

Our Markets

As of December 31, 2025, we conducted banking operations through our 77 bank locations in Arkansas, Kansas, Missouri and Oklahoma. We believe that an important factor contributing to our historical performance and our ability to execute our strategy is the attractiveness and specific characteristics of our existing and target markets. In particular, we believe our markets provide us with access to low cost, stable core deposits in community markets that we can use to fund commercial loan growth in metropolitan areas.

We believe our existing and target markets are among some of the most attractive in the Midwestern United States. Our markets are home to thousands of manufacturing and trade jobs, and have experienced recent growth in the healthcare, consumer services and technology sectors. We believe the central geographic footprint of our markets provides numerous industrial plants, facilities and manufacturing businesses with a central shipping location from which they can distribute their products. Our markets also serve as the corporate headquarters for Koch Industries Inc., Hallmark Cards, Inc., H&R Block, Inc., American Century Investments, Garmin International, Inc., Cessna Aircraft Company, Seaboard Corporation, Cargill Meat Solutions, The Boeing Company, Dairy Farmers of America, Quik Trip, ONEOK, Salina Vortex and Williams Companies and host a major presence for companies across a variety of industries, including Bombardier Learjet, Collective Brands, Inc., FedEx, Flexsteel, Hills Pet Nutrition, Inc., Textron Aviation Services, Phillips 66, Rib Crib, Honeywell, T-Mobile, Oracle, and Bayer Corporation. We understand the community banking needs of the businesses and individuals within our markets and have focused on developing a commercial and personal banking platform to service such needs.

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

As of December 31, 2025, the Company employed 909 full-time equivalent employees. None of our employees are represented by any collective bargaining unit or is a party to a collective bargaining agreement.

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

Pursuant to FDICIA, each federal banking agency has specified, by regulation, the levels at which an insured institution would be considered well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. As of December 31, 2025, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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

As of December 31, 2025, Equity Bank exceeded the capital levels required to be deemed well capitalized.

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
•
negative developments affecting the banking industry, and resulting media coverage, may erode customer confidence in the banking system;
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

As of December 31, 2025, our ten largest loan relationships totaled over $426.0 million in loan exposure, or 10.2% of the total loan portfolio. The concentration risk associated with having a small number of large loan relationships is that, if one or more of these relationships were to become delinquent or suffer default, we could be at serious risk of material losses. The allowance for credit losses may not be adequate to cover losses associated with any of these relationships and any loss or increase in the allowance would negatively affect our earnings and capital. Even if the loans are collateralized, the large increase in classified assets could harm our reputation with our regulators, investors and potential investors and inhibit our ability to execute our business plan.

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

Negative developments affecting the banking industry, "contagion effects," and resulting media coverage have eroded customer confidence in the banking system.

Any future bank failures or similar events adversely affecting the banking industry may negatively impact customer confidence in the safety and soundness of regional banks and may generate market volatility among publicly traded bank holding companies and, in particular, regional banks like us. As a result, customers may choose to maintain deposits with larger financial institutions or invest in higher yielding short-term fixed income securities, all of which could materially adversely impact our liquidity, loan funding capacity, net interest margin, capital and results of operations. While the Department of the Treasury, the Federal Reserve, and the FDIC historically have taken action to ensure that depositors of failed banks had access to their deposits, including uninsured deposit accounts, there is no guarantee that regional bank failures or bank runs will not occur in the future and, if they were to occur, they may have a material and adverse impact on customer and investor confidence in regional banks negatively impacting our liquidity, capital, results of operations and stock price.

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

As of December 31, 2025, our ten largest non-brokered depositors accounted for 615.0 million in deposits, or approximately 12.0% of our total deposits. Further, our non-brokered deposit account balance was $5.07 billion, or approximately 98.6% of our total deposits, as of December 31, 2025. Several of our large depositors have business, family or other relationships with each other, which creates a risk that any one customer’s withdrawal of its deposit could lead to a loss of other deposits from customers within the relationship.

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

Our financial flexibility would be severely constrained if we were unable to maintain our access to funding or if adequate financing were not available at acceptable interest rates. Further, if we were required to rely more heavily on more expensive funding sources to support liquidity, our revenues may not increase proportionately to cover our increased costs. In this case, our operating margins and profitability would be adversely affected, If alternative funding sources were no longer available to us, we may need to sell a portion of our investment and/or loan portfolio to raise funds, which, depending upon market conditions, could result in us realizing a loss on the sale of such assets. At December 31, 2025, we had a net unrealized gain of $6.1 million, net of tax, on our available for-sale investment securities portfolio.

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

Certain of our investment advisory and wealth management contracts are subject to termination on short notice, and termination of a significant number of investment advisory contracts could have a material adverse impact on our revenue.

Certain of our investment advisory and wealth management clients can terminate, with little or no notice, their relationships with us, reduce their aggregate assets under management, or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, inflation, changes in investment preferences of clients, changes in our reputation in the marketplace, change in management or control of clients, loss of key investment management personnel and financial market performance. We cannot be certain that our trust company subsidiary will be able to retain all of its clients. If its clients terminate their investment advisory and wealth management contracts, our trust company subsidiary, and consequently we, could lose a substantial portion of our revenues.

The trust income we receive may decrease as a result of poor investment performance, in either relative or absolute terms, which could decrease our revenues and net earnings.

Our trust income is primarily based on assets under management. Our ability to maintain or increase assets under management is subject to a number of factors, including investors’ perception of our past performance, in either relative or absolute terms, market and economic conditions, and competition from investment management companies. Financial markets are affected by many factors, all of which are beyond our control, including general economic conditions, changes in oil and gas prices; securities market conditions; the level and volatility of interest rates and equity prices; competitive conditions; liquidity of global markets; international and regional political conditions; regulatory and legislative developments; monetary and fiscal policy; investor sentiment; availability and cost of capital; technological changes and events; outcome of legal proceedings; changes in currency values; inflation; credit ratings; and the size, volume and timing of transactions. A decline in the fair value of the assets under management, caused by a decline in general economic conditions, would decrease our wealth management fee income.

Investment performance is one of the most important factors in retaining existing clients and competing for new wealth management clients. Poor investment performance could reduce our revenues and impair our growth in the following ways:

•
existing clients may withdraw funds from our wealth management business in favor of better performing products;

•
asset-based management fees could decline from a decrease in assets under management;
•
our ability to attract funds from existing and new clients might diminish; and
•
our wealth managers and investment advisors may depart to join a competitor or otherwise.

Even when market conditions are generally favorable, our investment performance may be adversely affected by the investment style of our wealth management and investment advisors and the particular investments that they make. To the extent our future investment performance is perceived to be poor in either relative or absolute terms, the revenues and profitability of our wealth management business will likely be reduced and our ability to attract new clients will likely be impaired. As such, fluctuations in the equity and debt markets can have a direct impact upon our net earnings.

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

The Federal Reserve requires a bank holding company to act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support its subsidiary banks. Under the “source of strength” doctrine, the Federal Reserve can require a bank holding company to make capital injections into a troubled subsidiary bank at times when the bank holding company may not be inclined to do so and may charge the bank holding company with engaging in unsafe and unsound practices for failure to commit resources to such a subsidiary bank. Accordingly, we could be required to provide financial assistance to our subsidiary, Equity Bank, if it experiences financial distress.

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

The Company and Equity Bank anticipate increased regulatory scrutiny and new regulations directed towards banks of similar size to the Bank, designed to address the recent negative developments in the banking industry, all of which may increase the Company’s costs of doing business and reduce its profitability. Among other things, there may be an increased focus by both regulators and investors on deposit composition and the level of uninsured deposits. As a result, the Bank could face increased scrutiny or be viewed as higher risk by regulators and the investor community. Equity Bank's level of uninsured deposits as a percentage of non-brokered deposits was 32.9% at December 31, 2025, and 46.3% at December 31, 2024. Of these uninsured balances at December 31, 2025, $857.6 million or 51.5 % and at December 31, 2024, $809.2 million or 41.1%, are fully collateralized by either investments held by the Company or letters of credit from the FHLB.

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

Our authorized capital stock includes 10,000,000 shares of preferred stock of which none were issued and outstanding as of March 6, 2026. Our board of directors, in its sole discretion, may designate and issue one or more series of preferred stock from the authorized and unissued shares of preferred stock. Subject to limitations imposed by law or our Articles of Incorporation, our board of directors is empowered to determine:

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

We have pledged all of the stock of Equity Bank as collateral for a third-party loan, which had no balance as of December 31, 2025. This loan has a maximum lending commitment of $25.0 million. This loan was renewed and amended on February 10, 2025 and has a maturity date of February 10, 2026. If we were to default on this indebtedness, the lender of such loan could foreclose on Equity Bank’s stock and we would lose our principal asset. In that event, if the value of Equity Bank’s stock is less than the amount of the indebtedness, you would lose the entire amount of your investment.

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

Governance

Board Oversight of Risks from Cybersecurity Threats

The Board, in coordination with the Risk Management Committee, oversees the Company’s ERM process, including the management of risks arising from cybersecurity threats. The Board and the Risk Management Committee each receive regular presentations and reports on cybersecurity risks, which address a wide range of topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. The Board and the Risk Management Committee also receive prompt and timely information regarding any cybersecurity incident that meets established reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed. On an annual basis, the Board and the Risk Management Committee discuss the Company’s approach to cybersecurity risk management with the Company’s CIO.

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

Management’s Role in Assessing and Managing Risks from Cybersecurity Threats

The Information Security Officer ("ISO"), in coordination with our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”), Chief Information Officer (“CIO”) and Chief Legal Officer (“CLO”), works collaboratively across the Company to implement a program designed to protect the Company’s information systems from cybersecurity threats and to promptly respond to any cybersecurity incidents in accordance with the Company’s incident response and recovery plans. To facilitate the success of the Company’s cybersecurity risk management program, multidisciplinary teams throughout the Company are deployed to address cybersecurity threats and to respond to cybersecurity incidents. Through ongoing communications with these teams, the ISO and CIO monitor the prevention, detection, mitigation and remediation of cybersecurity threats and incidents in real time, and report such threats and incidents to the Risk Management Committee when appropriate.

The ISO has over 20 years of experience in the banking industry. He has served in senior technology and information security leadership roles, including Vice President of Technology and Information Security Officer. His background includes education in Computer Science and Business Management, and he is a graduate of the Bank Technology Security School at the Graduate School of Banking in Madison, Wisconsin. The CIO holds an undergraduate degree in Business Finance and has served in various roles in information technology for over 30 years, including serving as either the Chief Information Security Officer or Chief Information Officer of two public companies.

Item 2: Properties

Our principal executive offices are located at 7701 East Kellogg Drive, Wichita, Kansas 67207. Including our principal executive offices, as of December 31, 2025, we operated a total of 77 branches, consisting of seven branches in the Wichita, Kansas metropolitan area, six branches in the Kansas City metropolitan area, two branches in Topeka, Kansas, eleven branches in Western Missouri, eight branches in North Central Missouri, seven branches in Western Kansas, four branches in Southeast Kansas, seven branches in Southwest Kansas, five branches in Central Kansas, two branches in North Central Kansas, five branches in Northern Arkansas, one branch in the Tulsa, Oklahoma metropolitan area, six branches in Oklahoma City, Oklahoma metropolitan area, four branches in northern Oklahoma and two branches in Western Oklahoma. Most of Equity Bank’s branches are equipped with automated teller machines and drive-through facilities. We believe all of our facilities are suitable for our operational needs. The following table summarizes pertinent details of our principal executive offices and branches, as of December 31, 2025.

Address	Owned/Leased

Principal Executive Office and Wichita Branch:
7701 East Kellogg Drive Wichita, Kansas 67207	Owned

Branches as of December 31, 2025
Owned	69
Leased(1)	8

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

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information and Common Equity Holders

Our common stock is listed on the New York Stock Exchange under the symbol “EQBK”. At February 27, 2026, there were 20,992,139 shares of our Class A common stock, outstanding and 209 stockholders of record for the Company’s Class A common stock. At February 27, 2026, no shares of our Class B common stock were outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

The following table presents shares of our common stock that may be issued with respect to compensation plans at December 31, 2025.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (c)
Equity compensation plans - stock options	458,133	$30.07	*
Equity compensation plans - restricted stock awards and restricted stock units	345,611		*
Equity compensation plans - available	803,744		744,974
Equity compensation plans - employee stock purchase plan	—	—	295,320
Equity compensation plans	803,744		1,040,294
Equity compensation plans not approved by security holders	—	—	—
Total	803,744	$—	1,040,294

* All securities remaining available for future issuance were available under our 2022 Omnibus Equity Plan as of December 31, 2025.

On April 26, 2022, the Company's shareholders approved the Company’s 2022 Omnibus Equity Plan (the Plan) to reserve 760,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors. On May 3, 2024, the Company reserved an additional 1,000,000 shares under this plan. The Plan replaced the Amended and Restated 2013 Stock Incentive Plan (2013 Plan). There were pour over shares available in the new plan from the previous plan due to forfeiture, cancellation, and expiration after the effective date. For the year ended December 31, 2025, there were pour over shares of 1,625 from our Amended and Restated 2013 Stock Incentive Plan, which are included in the available RSU balance at December 31, 2025.

On January 27, 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”) and reserved 500,000 shares of common stock for issuance. The ESPP was approved by the Company’s stockholders on April 24, 2019. The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. At December 31, 2025, there were 295,320 shares available under the employee stock purchase plan for future issuance.

Performance Graph

The following performance graph compares total stockholders’ return on the Company’s common stock for the period beginning at the close of trading December 31, 2020, to December 31, 2025, with the cumulative total return of the S&P 500 Index and the NASDAQ Bank Index for the same period. Cumulative total return is computed by dividing the difference between the Company’s share price at the end and the beginning of the measurement period by the share price at the beginning of the measurement period, including reinvestment of dividends. The performance graph assumes $100 is invested on December 31, 2020, in the Company’s common stock, the NASDAQ Bank Index and the S&P 500 Index. Historical stock price performance is not necessarily indicative of future stock price performance.

Recent Sales of Unregistered Equity Securities

None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Repurchase of Common Stock

On September 23, 2025, the Federal Reserve Bank of Kansas City advised the Company that it had no objection to the Company’s authorization of its repurchase of up to an additional 1,000,000 shares of the Company’s Class A Voting common stock, par value $0.01 per share, from time to time, beginning October 1, 2025, and concluding September 30, 2026.

The following table presents shares that were repurchased under the repurchase program during the fourth quarter of 2025.

	Plan beginning October 1, 2025, to September 30, 2026
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Repurchase Plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan(1)
October 1, 2025 through October 31, 2025	34,672	$39.72	34,672	965,328
November 1, 2025 through November 30, 2025	125,581	41.91	125,581	839,747
December 1, 2025 through December 31, 2025	12,085	45.00	12,085	827,662
Total	172,338	$41.69	172,338	827,662

(1)Represents shares that may be repurchased under the 2025 repurchase plan

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – reconciliation of non-GAAP measures.

	Years Ended December 31,
(Dollars in thousands, except per share data)	2025	2024	2023	2022	2021
Statement of Income Data
Interest and dividend income	$330,835	$296,843	$246,712	$188,248	$157,368
Interest expense	104,754	110,681	87,694	25,418	14,789
Net interest income	226,081	186,162	159,018	162,830	142,579
Provision (reversal) for credit losses	8,953	2,546	1,873	125	(8,480)
Net gain on acquisition	—	2,131	—	962	585
Net gain (loss) from securities transactions	(53,174)	220	(51,909)	5	406
Other non-interest income	37,146	36,471	32,780	34,990	31,851
Merger expense	8,065	4,461	297	594	9,189
Goodwill impairment	—	—	—	—	—
Loss on extinguishment of debt	1,361	—	—	—	372
Other non-interest expense	165,294	139,696	135,304	127,786	109,904
Income (loss) before income taxes	26,380	78,281	2,415	70,282	64,436
Provision for income taxes	3,654	15,660	(5,406)	12,594	11,956
Net income (loss)	22,726	62,621	7,821	57,688	52,480
Net income (loss) allocable to common stockholders	22,726	62,621	7,821	57,688	52,480
Basic earnings (loss) per share	1.24	4.04	0.50	3.56	3.49
Diluted earnings (loss) per share	1.23	4.00	0.50	3.51	3.43
Balance Sheet Data (at period end)
Cash and cash equivalents	$607,817	$383,747	$379,099	$104,428	$259,954
Securities available-for-sale	1,030,568	1,004,455	919,648	1,184,390	1,327,442
Securities held-to-maturity	5,248	5,217	2,209	1,948	—
Loans held for sale	1,392	513	476	349	4,214
Gross loans held for investment	4,198,180	3,500,816	3,332,901	3,311,548	3,155,627
Allowance for credit losses	52,756	43,267	43,520	45,847	48,365
Loans held for investment, net of allowance for credit losses	4,145,424	3,457,549	3,289,381	3,265,701	3,107,262
Goodwill and core deposit intangibles, net	103,735	68,070	60,323	63,697	69,344
Mortgage servicing asset, net	—	—	75	176	276
Naming rights, net	5,703	957	1,000	1,044	1,087
Total assets	6,373,172	5,332,047	5,034,592	4,981,651	5,137,631
Total deposits	5,138,264	4,374,789	4,145,455	4,241,807	4,420,004
Borrowings	438,009	312,796	380,503	281,734	151,891
Total liabilities	5,641,118	4,739,129	4,581,732	4,571,593	4,637,000
Total stockholders’ equity	732,054	592,918	452,860	410,058	500,631
Tangible common equity*	622,616	523,891	391,462	345,141	429,924
Performance ratios
Return on average assets (ROAA)	0.40%	1.23%	0.16%	1.15%	1.18%
Return on average equity (ROAE)	3.39%	12.97%	1.85%	13.08%	11.75%
Return on average tangible common equity (ROATCE)*	4.57%	15.94%	2.94%	16.35%	14.10%
Yield on loans	7.04%	7.14%	6.39%	4.98%	4.77%
Cost of interest-bearing deposits	2.47%	2.80%	2.21%	0.53%	0.30%
Net interest margin	4.33%	3.98%	3.46%	3.51%	3.44%
Efficiency ratio*	60.90%	60.77%	68.71%	62.48%	60.58%
Non-interest expense to net interest income plus non-interest income*	83.18%	64.07%	96.93%	64.58%	68.10%
Non-interest income / average assets	(0.28)%	0.76%	(0.38)%	0.72%	0.74%
Non-interest expense / average assets	3.07%	2.84%	2.71%	2.56%	2.70%
Dividend payout ratio	54.20%	13.91%	88.35%	10.26%	4.84%
Performance ratios - Core
Core earnings per diluted share*	$4.39	$4.43	$3.31	$3.69	$4.09
Core return on average assets*	1.42%	1.37%	1.03%	1.21%	1.41%
Core return on average equity*	11.58%	14.29%	11.63%	13.72%	13.85%
Core non-interest expense / average assets*	2.82%	2.67%	2.64%	2.46%	2.38%
Capital Ratios
Tier 1 Leverage Ratio	10.64%	11.67%	9.46%	9.61%	9.09%
Common Equity Tier 1 Capital Ratio	13.08%	14.51%	11.74%	12.26%	12.03%
Tier 1 Risk Based Capital Ratio	13.59%	15.11%	12.36%	12.88%	12.67%
Total Risk Based Capital Ratio	16.31%	18.07%	15.48%	16.08%	15.96%
Total Stockholders equity / Total Assets	11.49%	11.12%	8.99%	8.23%	9.74%
Tangible common equity to tangible assets*	9.94%	9.95%	7.87%	7.02%	8.48%

Book value per share	$38.64	$34.04	$29.35	$25.74	$29.87
Tangible book value per common share*	$32.86	$30.07	$25.37	$21.67	$25.65
Tangible book value per diluted common share*	$32.43	$29.70	$25.05	$21.35	$25.22

* Indicates non-GAAP financial measure. Please see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures” for reconciliation to the most directly comparable GAAP measure.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 77 full-service branches located in Arkansas, Kansas, Missouri and Oklahoma. As of December 31, 2025, we had, on a consolidated basis, total assets of $6.37 billion, total deposits of $5.14 billion, total loans held for investment, net of allowances, of $4.15 billion and total stockholders’ equity of $732.1 million. Net income for the year ended December 31, 2025, was $22.7 million, compared to net income of $62.6 million for the year ended December 31, 2024.

History and Background

From 2003 through 2025, we completed a series of 23 acquisitions, two charter consolidations and two branch dispositions. We seek to integrate the banks we acquire into our existing operational platform and enhance stockholder value through the creation of efficiencies within the combined operations. In conjunction with our strategic acquisition growth, we strive to reposition and improve the loan portfolio and deposit mix of the banks we acquire. Following our acquisitions, we focus on identifying and disposing of problematic loans and replacing them with higher quality loans generated organically. In addition, we concentrate on growth in our commercial loan portfolio, which we believe generally offers higher return opportunities than our consumer loan portfolio, primarily by hiring additional talented bankers, particularly in our metropolitan markets, and incentivizing our bankers to expand their commercial banking relationships. We also seek to increase our most attractive deposit accounts primarily by growing deposits in our community markets and cross selling our depository products to our loan customers.

Our principal objective is to continually increase stockholder value and generate consistent earnings growth by expanding our commercial banking franchise both organically and through strategic acquisitions. We believe our strategy of selectively acquiring and integrating community banks has provided us with economies of scale and improved our overall franchise efficiency. We expect to continue to pursue strategic acquisitions and believe our targeted market areas present us with many and varied acquisition opportunities. We are also focused on continuing to grow organically and believe the markets in which we operate currently provide meaningful opportunities to expand our commercial customer base and increase our current market share. We believe our geographic footprint, which is strategically split between growing metropolitan markets, such as Kansas City, Tulsa, Oklahoma City and Wichita, and stable community markets within Southeastern Kansas, Southwestern Kansas, Central Kansas, North Central Kansas, Western Kansas, Topeka, Western Missouri, North Central Missouri, Northern Arkansas, Northern Oklahoma and Western Oklahoma, provides us with access to low cost stable core deposits in community markets that we can use to fund commercial loan growth in our metropolitan markets. We strive to provide an enhanced banking experience for our customers by providing them with a comprehensive suite of sophisticated banking products and services tailored to meet their needs, while delivering the high-quality relationship-based customer service of a community bank.

Highlights for the Year Ended December 31, 2025

•
Net income of $22.7 million, or $1.23 diluted earnings per share, for the year ended December 31, 2025.
•
Dividends declared of $12.3 million, or $0.66 per share, for the year ended December 31, 2025, compared to $8.7 million, or $0.54 per share, for the year ended December 31, 2024, an increase of 41.2%
•
Net interest margin increased 35 basis points from 3.98% at December 31, 2024 to 4.33% at December 31, 2025.
•
Total loans held for investment increased to $4.20 billion at December 31, 2025, compared to $3.50 billion at December 31, 2024, an increase of 19.9%.
•
Completed the acquisition of NBC Corp. of Oklahoma during the year ended December 31, 2025, adding $806.0 million in deposits, seven banking locations and new territory to the Equity Bank footprint.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of December 31, 2025. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Likewise, changing economic conditions, both positive and negative, to the extent significant could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration and modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the year ended December 31, 2025, management performed a qualitative analysis and has determined that there was not evidence of a triggering event during the period then ended. Our qualitative analysis process consists of using recent bank merger transactions, for companies that are similar to the Company based on financial performance, to calculate the average change in control premium from the merger data. The average change in control premium, number of shares and our current trading price is used to estimate the market value of our equity, which is compared to our book value of equity. In addition to estimating equity market value, we evaluate the qualitative considerations contained in current accounting guidance to identify any evidence of goodwill impairment. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

For information comparing our results of operations for the year ended December 31, 2024, to year ended December 31, 2023, see “Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed with the SEC on March 7, 2025.

Net Income

Year ended December 31, 2025, compared with year ended December 31, 2024

For the year ended December 31, 2025, there was net income allocable to common stockholders of $22.7 million, compared to net income allocable to common stockholders of $62.6 million for the year ended December 31, 2024, a decrease of $39.9 million. This change was primarily driven by a $54.9 million decrease in non interest income, a $30.6 million increase in non interest expense offset by a $39.9 million increase in net interest income and a decrease in provision for taxes of $12.0 million. The changes in the components of net income are discussed in more detail below in the following sections of “Results of Operations.”

The year ended December 31, 2025 was meaningfully impacted by the repositioning of the Company’s investment portfolio during the third quarter as well as the costs associated with facilitating merger transactions. Realized losses on securities during the year were $53.2 million and merger expenses were $8.1 million. Excluding realized gains or losses on securities and merger expenses from pre-tax income in both periods resulted in pre-tax earnings of $87.6 million in 2025 compared to $82.7 million in 2024.

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

The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the years ended December 31, 2025, 2024, and 2023. The yields and rates are calculated by dividing income or expense by the average daily balances of the associated assets or liabilities.

Average Balance Sheets and Net Interest Analysis

	December 31, 2025			December 31, 2024			December 31, 2023
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets
Loans(1)
Commercial and industrial	$803,779	$61,397	7.64%	$635,881	$51,188	8.05%	$580,451	$42,901	7.39%
Commercial real estate	1,583,020	113,277	7.16%	1,400,661	99,316	7.09%	1,302,568	83,441	6.41%
Real estate construction	493,428	38,242	7.75%	416,296	36,004	8.65%	447,516	33,764	7.54%
Residential real estate	573,952	27,517	4.79%	563,176	26,505	4.71%	565,711	23,799	4.21%
Agricultural real estate	260,219	20,026	7.70%	227,341	16,848	7.41%	201,326	13,820	6.86%
Agricultural	123,553	9,982	8.08%	96,877	9,103	9.40%	100,394	6,966	6.94%
Consumer	100,409	6,697	6.67%	100,995	6,851	6.78%	106,542	6,522	6.12%
Total loans	3,938,360	277,138	7.04%	3,441,227	245,815	7.14%	3,304,508	211,213	6.39%
Taxable securities	909,082	38,801	4.27%	980,664	39,091	3.99%	1,027,726	23,873	2.32%
Nontaxable securities	42,973	1,221	2.84%	59,597	1,579	2.65%	74,917	1,960	2.62%
Federal funds sold and other	328,753	13,675	4.16%	195,378	10,358	5.30%	193,941	9,666	4.98%
Total interest-earning assets	5,219,168	330,835	6.34%	4,676,866	296,843	6.35%	4,601,092	246,712	5.36%
Non-interest-earning assets
Other real estate owned, net	4,189			2,332			3,991
Premises and equipment, net	126,596			115,892			107,297
Bank-owned life insurance	139,914			129,232			123,665
Goodwill and other intangibles, net	87,276			68,190			63,064
Other non-interest-earning assets	113,566			83,427			100,296
Total assets	$5,690,709			$5,075,939			$4,999,405
Interest-bearing liabilities
Interest-bearing demand deposits	$1,113,376	22,901	2.06%	$1,028,114	27,587	2.68%	$1,002,543	22,681	2.26%
Savings and money market	1,588,459	35,171	2.21%	1,425,025	33,931	2.38%	1,359,822	23,525	1.73%
Demand savings and money market	2,701,835	58,072	2.15%	2,453,139	61,518	2.51%	2,362,365	46,206	1.96%
Certificates of deposit	877,296	30,383	3.46%	770,772	28,891	3.75%	827,652	24,267	2.93%
Total interest-bearing deposits	3,579,131	88,455	2.47%	3,223,911	90,409	2.80%	3,190,017	70,473	2.21%
FHLB term and line of credit advances	195,434	8,208	4.20%	216,012	10,180	4.71%	98,380	3,944	4.01%
Federal Reserve Bank discount window	8	—	4.25%	30,986	1,361	4.39%	108,551	4,755	4.38%
Subordinated borrowings	94,509	7,155	7.57%	97,194	7,580	7.80%	96,651	7,591	7.85%
Other borrowings	46,154	936	2.03%	47,336	1,151	2.43%	49,464	931	1.88%
Total interest-bearing liabilities	3,915,236	104,754	2.68%	3,615,439	110,681	3.06%	3,543,063	87,694	2.48%
Non-interest-bearing liabilities and stockholders’ equity
Non-interest-bearing checking accounts	1,049,240			931,860			979,410
Non-interest-bearing liabilities	55,463			45,666			53,210
Stockholders’ equity	670,770			482,974			423,722
Total liabilities and stockholders’ equity	$5,690,709			$5,075,939			$4,999,405
Net interest income		$226,081			$186,162			$159,018
Interest rate spread			3.66%			3.29%			2.88%
Net interest margin(2)			4.33%			3.98%			3.46%
Total cost of deposits, including non-interest bearing deposits	$4,628,371	$88,455	1.91%	$4,155,771	$90,409	2.18%	$4,169,427	$70,473	1.69%
Average interest-earning assets to interest-bearing liabilities			133.30%			129.36%			129.86%

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

The following table analyzes the change in volume variances and yield/rate variances for the year ended December 31, 2025, as compared to the year ended December 31, 2024, and the year ended December 31, 2024, as compared to the year ended December 31, 2023.

Analysis of Changes in Net Interest Income

	2025 vs. 2024			2024 vs. 2023
	Increase (Decrease) Due to:			Increase (Decrease) Due to:
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	Total	Volume(1)	Yield/Rate(1)	Total
Interest-earning assets
Loans
Commercial and industrial	$12,937	$(2,728)	$10,209	$4,286	$4,001	$8,287
Commercial real estate	13,041	920	13,961	6,561	9,314	15,875
Real estate construction	6,227	(3,989)	2,238	(2,467)	4,707	2,240
Residential real estate	512	500	1,012	(107)	2,813	2,706
Agricultural real estate	2,511	667	3,178	1,874	1,154	3,028
Agricultural	2,274	(1,395)	879	(252)	2,389	2,137
Consumer	(39)	(115)	(154)	(352)	681	329
Total loans	37,463	(6,140)	31,323	9,543	25,059	34,602
Taxable securities	(2,956)	2,666	(290)	(1,159)	16,377	15,218
Nontaxable securities	(466)	108	(358)	(406)	25	(381)
Federal funds sold and other	5,913	(2,596)	3,317	72	620	692
Total interest-earning assets	$39,954	$(5,962)	$33,992	$8,050	$42,081	$50,131
Interest-bearing liabilities
Demand savings and money market	$5,870	$(9,316)	$(3,446)	$1,766	$13,546	$15,312
Certificates of deposit	3,797	(2,305)	1,492	(1,759)	6,383	4,624
Total interest-bearing deposits	9,667	(11,621)	(1,954)	7	19,929	19,936
FHLB term and line of credit advances	(921)	(1,051)	(1,972)	5,438	798	6,236
Federal Reserve Bank discount window	(1,318)	(43)	(1,361)	(3,407)	13	(3,394)
Subordinated borrowings	(206)	(219)	(425)	43	(54)	(11)
Other borrowings	(28)	(187)	(215)	(42)	262	220
Total interest-bearing liabilities	7,194	(13,121)	(5,927)	2,039	20,948	22,987
Net Interest Income	$32,760	$7,159	$39,919	$6,011	$21,133	$27,144

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

Year ended December 31, 2025, compared with year ended December 31, 2024

The increase in net interest income is primarily due to a 1 basis point decrease in yields on interest-earning assets offset by a 38 basis point decrease in the average cost of interest bearing liabilities. The change in yields and costs were driven, primarily, by three FOMC rate decreases creating continued lag re-pricing on long term interest earning assets and short term repricing opportunity on the liability portfolios throughout 2025. The asset yield was also positively impacted the volume of interest earning assets and an increase in the yield on taxable securities by the re-positioning of a portion of our investment portfolio in fiscal year 2025, as well as the completion of our merger with NBC which added asset purchase accounting accretion. In the final four months of 2025 and 2024, the FOMC reduced short-term interest rates by a combined 175 basis points across three meetings. The rate cuts, to date, have had a more significant impact on the interest bearing liabilities than interest earning assets in operating results.

Net interest spread increased from 3.29% at December 31, 2024 to 3.66% at December 31, 2025 primarily due to the increase in volume of loans relative to total earning assets and the realization of a greater decline in cost of interest-bearing liabilities as compared to interest-earning assets. The increase in net interest margin was driven by the additive yield from re-positioning of the investment portfolio, the re-pricing of liabilities outpacing the re-pricing of assets and the increasing contribution of non-interest bearing deposits and capital to the funding mix.

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

Year ended December 31, 2025, compared with year ended December 31, 2024

There was a $9.0 million provision for credit losses for the year ended December 31, 2025, compared to a provision for credit losses of $2.5 million for the year ended December 31, 2024. The provision for credit losses recorded during the period ended December 31, 2025, is primarily the result of an increase in the loan portfolio from the merger with NBC.

For additional detail see “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Allowance for Credit Losses.” Net charge-offs for the year ended December 31, 2025, were $2.5 million as compared to net charge-offs of $3.8 million for the year ended December 31, 2024. For the year ended December 31, 2025, gross charge-offs were $5.0 million offset by gross recoveries of $2.5 million. In comparison, gross charge-offs were $4.6 million for the year ended December 31, 2024, offset by gross recoveries of $817 thousand.

Non-Interest Income

The following table provides a comparison of the major components of non-interest income for the years ended December 31, 2025, 2024, and 2023.

Non-Interest Income

For the Years Ended December 31,

				2025 vs. 2024		2024 vs. 2023
(Dollars in thousands)	2025	2024	2023	Change	%	Change	%
Service charges and fees	$9,321	$9,830	$10,187	$(509)	(5.2)%	$(357)	(3.5)%
Debit card income	11,414	10,246	10,322	1,168	11.4%	(76)	(0.7)%
Mortgage banking	567	861	652	(294)	(34.1)%	209	32.1%
Increase in value of bank-owned life insurance	7,717	4,966	4,059	2,751	55.4%	907	22.3%
Other
Investment referral income	676	500	424	176	35.2%	76	17.9%
Trust income	1,947	1,624	1,123	323	19.9%	501	44.6%
Insurance sales commissions	537	555	582	(18)	(3.2)%	(27)	(4.6)%
Recovery on zero-basis purchased loans	7	4,380	517	(4,373)	(99.8)%	3,863	747.2%
Income (loss) from equity method investments	-	(87)	(222)	87	(100.0)%	135	(60.8)%
Other non-interest income	4,960	3,596	5,136	1,364	37.9%	(1,540)	(30.0)%
Total other	8,127	10,568	7,560	(2,441)	(23.1)%	3,008	39.8%
Subtotal	37,146	36,471	32,780	675	1.9%	3,691	11.3%
Gain on acquisition	—	2,131	—	(2,131)	(100.0)%	2,131	(100.0)%
Net gain (loss) from securities transactions	(53,174)	220	(51,909)	(53,394)	(100.0)%	52,129	(100.0)%
Total non-interest income	$(16,028)	$38,822	$(19,129)	$(54,850)	(141.3)%	$57,951	(302.9)%

Year ended December 31, 2025, compared with year ended December 31, 2024

Non-interest income, before gain on acquisition and gain or loss on sale of securities, increased 1.9%. The increase was driven by the yield on bank-owned life insurance, the increase in Debit card income and Other non-interest income partially offset by the recovery on zero-basis purchased loans. The decrease in gain/loss on securities transaction was due to the re-positioning of a portion of our investment portfolio in fiscal year 2025.

Non-Interest Expense

The following table provides a comparison of the major components of non-interest expense for the years ended December 31, 2025, 2024, and 2023.

Non-Interest Expense

For the Year Ended December 31,

				2025 vs. 2024		2024 vs. 2023
(Dollars in thousands)	2025	2024	2023	Change	%	Change	%
Salaries and employee benefits	$84,786	$72,786	$64,384	$12,000	16.5%	$8,402	13.0%
Net occupancy and equipment	15,801	14,371	12,325	1,430	10.0%	2,046	16.6%
Data processing	20,279	20,004	17,433	275	1.4%	2,571	14.7%
Professional fees	6,467	6,503	5,754	(36)	(0.6)%	749	13.0%
Advertising and business development	5,228	5,366	5,425	(138)	(2.6)%	(59)	(1.1)%
Telecommunications	2,462	2,501	1,963	(39)	(1.6)%	538	27.4%
FDIC insurance	2,579	2,483	2,195	96	3.9%	288	13.1%
Courier and postage	3,235	2,599	2,046	636	24.5%	553	27.0%
Free nationwide ATM expense	2,204	2,127	2,073	77	3.6%	54	2.6%
Amortization of core deposit intangibles	4,503	4,289	3,374	214	5.0%	915	27.1%
Loan expense	890	601	540	289	48.1%	61	11.3%
Other real estate owned and repossessed assets, net	1,029	(7,525)	617	8,554	(113.7)%	(8,142)	(1319.6)%
Loss on debt extinguishment	1,361	—	—	1,361	—%	—	—%
Other	15,831	13,591	17,175	2,240	16.5%	(3,584)	(20.9)%
Subtotal	166,655	139,696	135,304	26,959	19.3%	4,392	3.2%
Merger expenses	8,065	4,461	297	3,604	80.8%	4,164	1,402.0%
Total non-interest expense	$174,720	$144,157	$135,601	$30,563	21.2%	$8,556	6.3%

Year ended December 31, 2025, compared with year ended December 31, 2024

The increase in non-interest expense was primarily due to increases in salaries and employee benefits of $12.0 million, net occupancy and equipment expense of $1.4 million, loss on extinguishment of debt of $1.4 million and Other expenses of $2.4 million. The change in Other real estate owned and repossessed asset was the result of gain on the disposition of a repossessed asset and is not expected to reoccur. These items and other changes in the various components of non-interest expense are discussed in more detail below.

Salaries and employee benefits: There was a $12.0 million increase in salaries and benefits for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Salaries and wages increased by $7.8 million which includes a $3.7 million related to additional staff from merger activity for the year ended December 31, 2025, as compared to the year ended December 31, 2024. Additionally, for the year ended December 31, 2025, there was an increase in employee insurance of $1.9 million. Included in salaries and employee benefits is share-based compensation expense of $4.8 million for the year ended December 31, 2025, and $3.5 million for the year ended December 31, 2024.

Net occupancy and equipment: The $1.4 million increase was primarily due to the additional expense of $723 thousand related to properties acquired through merger activity.

Other real-estate owned: Other real-estate owned increased $8.6 million primarily due to the realized a gain on disposition of repossessed assets of $8.5 million during 2024, which is not expected to reoccur. Excluding the $8.5 million gain in the prior year, other real estate expense would have increased $54 thousand.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, limited partnership tax credits and provision for unfunded commitments. There was a $2.2 million increase in other non-interest expense for the year ended December 31, 2025, as compared to the year ended December 31, 2024. This increase was primarily due to a $1.2 million in miscellaneous expenses.

Merger expenses: Merger expenses of $8.1 million include legal, advisory and accounting fees associated with services to facilitate the acquisition activity in 2025. Merger expenses also include data processing conversion costs and costs associated with the integration of personnel, processes, facilities and employee bonuses. During 2024, the Company incurred merger expenses of $4.5 million related to the Rockhold BanCorp and Kansasland acquisitions.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of our performance and is not defined under GAAP. Our efficiency ratio is computed by dividing non-interest expense, excluding goodwill impairment, merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gains on sales of and settlement of securities and gain on acquisition. Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources. The ratio defined under GAAP that is most comparable to the efficiency ratio is non-interest expense to net interest income plus non-interest income which is discussed in “Results of Operations – Non-GAAP Financial Measures.” The Company’s efficiency ratio remained largely unchanged in 2025 as compared to 2024.

Income Taxes

The amount of income tax expense is influenced by the amount of pre-tax income, the amount of tax-exempt income, the amount of non-deductible expenses and available tax credits.

Year ended December 31, 2025, compared with year ended December 31, 2024

The effective income tax rate for the year ended December 31, 2025, was 13.9% as compared to the U.S. statutory rate of 21.0%. The effective income tax rate for the year ended December 31, 2024, was 20.0% as compared to the U.S. statutory rate of 21.0%. The reduction in the tax rate year over year was the result of gains recognized on the surrender of BOLI and related penalties offset by tax planning benefits in the prior year, both of which did not recur in the current year, in conjunction with interest income related to federal refunds and other permanent tax benefits in the current year that were amplified by the year over year reduction in pre-tax income due to the current year sale of securities. As detailed in “NOTE 13 – INCOME TAXES” in the Notes to Consolidated Financial Statements, the income tax rates differed from the U.S. statutory rates primarily due to non-taxable income, non-deductible expenses, and tax credits. The Company made investments in solar tax credits during the years ended December 31, 2025 and December 31, 2024 which impacted the effective income tax rate for each period.

Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities and are computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position will be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. During the tax year ended December 31, 2024, a Corporate Application for Tentative Refund was filed to carry back excess general business credits from 2023 to 2020, 2021 and 2022 tax years resulting in related interest income net of federal tax expense of $631 which was recorded to income tax expense as a benefit for 2025. There were no material amounts to report for interest or penalties incurred in 2024 or 2023.

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

Financial Condition

Overview

Our total assets increased $1.04 billion, or 19.5%, from $5.33 billion at December 31, 2024, to $6.37 billion at December 31, 2025. The increase in total assets was primarily from increases in loans, net of allowance for credit losses of $687.9 million, cash and due from banks of $224.1 million, goodwill of $29.0 million, available for sale securities of $26.1 million, core deposit intangible of $6.7 million and premises and equipment of $19.6 million. Our total liabilities increased $902.0 million, or 19.0%, from $4.74 billion at December 31, 2024, to $5.64 billion at December 31, 2025. The increase in total liabilities was from increases in total deposits of $763.5 million, FHLB advances of $121.9 million and interest payable and other liabilities of $15.2 million. Our total stockholders’ equity increased $139.1 million, or 23.5%, from $592.9 million at December 31, 2024 to $732.1 million at December 31, 2025. The increase in stockholders equity was primarily driven increases in paid in capital of $80.5 million and accumulated other comprehensive income of $62.2 million, partially offset by an increase in treasury stock of $14.0 million for the year ended December 31, 2025.

Loan Portfolio

Our loan portfolio consists of various types of loans, most of which are made to borrowers located in the Wichita, Kansas City, Oklahoma City and Tulsa MSAs, as well as various community markets throughout Arkansas, Kansas, Missouri and Oklahoma. Although the portfolio is diversified and generally secured by various types of collateral, the majority of our loan portfolio consists of commercial and industrial and commercial real estate loans and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economic conditions in Arkansas, Kansas, Missouri and Oklahoma.

At December 31, 2025, gross total loans were 81.7% of deposits and 65.9% of total assets. At December 31, 2024, gross total loans were 80.0% of deposits and 65.7% of total assets.

The organic, or non-acquired, growth in our loan portfolio is attributable to our ability to attract new customers from other financial institutions and overall growth in our markets. Our lending staff has been successful in building banking relationships with new customers. New lenders have been hired in our markets and these employees have been successful in transitioning their former clients and attracting new clients. Lending activities originate from the efforts of our lenders with an emphasis on lending to individuals, professionals, small to medium-sized businesses and commercial companies located in the Wichita, Kansas City, Oklahoma City and Tulsa MSAs, as well as community markets in Arkansas, Kansas, Missouri and Oklahoma.

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Commercial and industrial	$816,885	19.5%	$658,865	15.7%	$598,327	17.0%
Real estate loans:
Commercial real estate	2,226,348	53.0%	1,830,514	43.6%	1,759,855	50.3%
Residential real estate	582,145	13.9%	566,766	13.5%	556,328	15.9%
Agricultural real estate	278,927	6.6%	267,248	6.4%	196,114	5.6%
Total real estate loans	3,087,420	73.5%	2,664,528	63.5%	2,512,297	71.8%
Agricultural	188,475	4.5%	87,339	2.1%	118,587	3.4%
Consumer	105,400	2.5%	90,084	2.1%	103,690	3.0%
Total loans held for investment	$4,198,180	100.0%	$3,500,816	83.4%	$3,332,901	95.2%
Total loans held for sale	$1,392	100.0%	$513	100.0%	$476	100.0%
Total loans held for investment (net of allowances)	$4,145,424	100.0%	$3,457,549	100.0%	$3,289,381	100.0%

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2025, and December 31, 2024, are summarized in the following tables.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of December 31, 2025
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$289,631	$350,270	$112,600	$64,384	$816,885
Real Estate:
Commercial real estate	531,763	1,268,127	325,353	101,105	2,226,348
Residential real estate	5,267	11,996	111,555	453,327	582,145
Agricultural real estate	74,354	131,536	36,836	36,201	278,927
Total real estate	611,384	1,411,659	473,744	590,633	3,087,420
Agricultural	133,092	38,040	5,663	11,680	188,475
Consumer	52,119	44,205	7,021	2,055	105,400
Total	$1,086,226	$1,844,174	$599,028	$668,752	$4,198,180
Loans with a predetermined fixed interest rate	$412,708	$653,731	$109,432	$269,857	$1,445,728
Loans with an adjustable/floating interest rate	673,518	1,190,443	489,596	398,895	2,752,452
Total	$1,086,226	$1,844,174	$599,028	$668,752	$4,198,180

	As of December 31, 2024
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$253,375	$309,996	$92,880	$2,614	$658,865
Real Estate:
Commercial real estate	484,450	1,019,023	231,122	95,919	1,830,514
Residential real estate	2,375	11,344	124,983	428,064	566,766
Agricultural real estate	100,169	93,430	34,720	38,929	267,248
Total real estate	586,994	1,123,797	390,825	562,912	2,664,528
Agricultural	59,213	21,373	3,270	3,483	87,339
Consumer	32,498	45,352	10,234	2,000	90,084
Total	$932,080	$1,500,518	$497,209	$571,009	$3,500,816
Loans with a predetermined fixed interest rate	$405,335	$544,767	$115,887	$261,080	$1,327,069
Loans with an adjustable/floating interest rate	526,745	955,751	381,322	309,929	2,173,747
Total	$932,080	$1,500,518	$497,209	$571,009	$3,500,816

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	As of December 31,
	2025	2024	2023
	(Dollars in thousands)
Non-accrual loans	$40,276	$27,050	$25,026
Accruing loans 90 or more days past due	2,610	181	279
OREO acquired through foreclosure, net	3,245	2,632	772
Other repossessed assets	579	4,812	380
Total nonperforming assets	$46,710	$34,675	$26,457
Ratios:
Nonperforming assets to total assets	0.73%	0.65%	0.53%
Nonperforming assets to total loans plus OREO	1.11%	0.99%	0.79%

Nonperforming assets (“NPAs”) include loans on non-accrual status, accruing loans 90 or more days past due, restructured loans, other real estate acquired through foreclosure and other repossessed assets. The changes in non-accrual loans and accruing loans 90 or more days past due was due to specific circumstances on specific borrower relationships and not considered indicative of broad declining credit quality as of the reporting date. Included in other repossessed assets as of December 31, 2024 was the gross collateral of a Main Street Lending loan valued at $4.7. This relationship was resolved prior to December 31, 2025, driving the periodic decline. NPAs and classified assets continue to be at historically low levels for the Company.

The nonperforming loans at December 31, 2025, consisted of 319 separate credits and 266 separate borrowers. We had two nonperforming loan relationships each with outstanding balances exceeding $1.0 million as of December 31, 2025. There are several procedures in place to assist us in maintaining the overall quality of our loan portfolio. We have established underwriting guidelines to be followed by lenders and we also monitor delinquency levels for any negative or adverse trends. There can be no assurance, however, that our loan portfolio will not become subject to increasing pressures from deteriorating borrower credit due to general economic conditions.

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

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At December 31, 2025, the Company had $24.6 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $35.4 million at December 31, 2024.

For additional information about the risk category by class of loans see “NOTE 4 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Notes to Consolidated Financial Statements. At December 31, 2025, loans considered unclassified were 98.1% of total loans compared to 98.1% of total loans at December 31, 2024.

Risk Category of Loans by Class

	As of December 31, 2025
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$769,789	$47,096	$816,885
Real estate:
Commercial real estate	2,204,813	21,535	2,226,348
Residential real estate	577,233	4,912	582,145
Agricultural real estate	275,064	3,863	278,927
Total real estate	3,057,110	30,310	3,087,420
Agricultural	186,980	1,495	188,475
Consumer	104,720	680	105,400
Total	$4,118,599	$79,581	$4,198,180

	As of December 31, 2024
	Unclassified	Classified	Total
	(Dollars in thousands)
Commercial and industrial	$626,519	$32,346	$658,865
Real estate:
Commercial real estate	1,813,778	16,736	1,830,514
Residential real estate	561,198	5,568	566,766
Agricultural real estate	258,353	8,895	267,248
Total real estate	2,633,329	31,199	2,664,528
Agricultural	86,201	1,138	87,339
Consumer	89,300	784	90,084
Total	$3,435,349	$65,467	$3,500,816

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

Analysis of allowance for credit losses: At December 31, 2025, the allowance for credit losses totaled $52.8 million, or 1.3% of total loans. At December 31, 2024, the allowance for credit losses totaled $43.3 million, or 1.2% of total loans.

The $9.3 million increase in the allowance for credit losses was the result of net charge-offs of $2.5 million, an increase in reserves on loans individually evaluated and an increase in loan balances and purchase accounting for the NBC merger. The allowance for credit losses calculation on loans collectively evaluated at December 31, 2025, totaled $46.2 million, or 1.1%, of the $4.1 billion in loans collectively evaluated, compared to an allowance for credit losses of $38.4 million, or 1.1%, of the $3.5 billion in loans collectively evaluated at December 31, 2024.

Net losses as a percentage of average loans was 0.06% for the twelve months ended December 31, 2025, as compared to 0.11% for the twelve months ended December 31, 2024, and 0.13% for the twelve months ended December 31, 2023.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses

(Dollars in thousands)

December 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses	$20,037	$17,830	$8,068	$4,669	$337	$1,815	$52,756
Total loans outstanding (1)	2,226,348	816,885	582,145	278,927	188,475	105,400	4,198,180
Net charge-offs	(140)	1,333	(11)	(35)	70	1,323	2,540
Average loan balance (1)	2,076,448	803,779	573,120	260,219	123,553	100,409	3,937,528
Non-accrual loan balance	10,492	21,527	4,256	1,167	2,153	681	40,276
Loans to total loans outstanding	53.0%	19.5%	13.9%	6.6%	4.5%	2.5%	100.0%
ACL to total loans	0.9%	2.2%	1.4%	1.7%	0.2%	1.7%	1.3%
Net charge-offs to average loans	—%	0.2%	—%	—%	0.1%	1.3%	0.1%
Non-accrual loans to total loans	0.5%	2.6%	0.7%	0.4%	1.1%	0.6%	1.0%
ACL to non-accrual loans	191.0%	82.8%	189.6%	400.1%	15.7%	266.5%	131.0%

December 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Total loans outstanding (1)	1,830,514	658,865	566,766	267,248	87,339	90,084	3,500,816
Net charge-offs	53	2,787	139	8	3	809	3,799
Average loan balance (1)	1,816,957	635,881	561,914	227,341	96,877	100,993	3,439,963
Non-accrual loan balance	7,458	7,798	4,670	5,751	592	781	27,050
Loans to total loans outstanding	52.3%	18.8%	16.2%	7.6%	2.5%	2.6%	100.0%
ACL to total loans	0.8%	2.1%	1.5%	1.3%	0.5%	2.0%	1.2%
Net charge-offs to average loans	—%	0.4%	—%	—%	—%	0.8%	0.1%
Non-accrual loans to total loans	0.4%	1.2%	0.8%	2.2%	0.7%	0.9%	0.8%
ACL to non-accrual loans	200.4%	179.6%	183.1%	60.9%	74.2%	232.8%	160.0%

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Total loans outstanding (1)	1,759,855	598,327	556,328	196,114	118,587	103,690	3,332,901
Net charge-offs	(75)	3,700	18	46	(47)	558	4,200
Average loan balance (1)	1,750,084	580,451	564,728	201,326	100,394	106,542	3,303,525
Non-accrual loan balance	5,447	5,041	7,251	4,214	2,470	603	25,026
Loans to total loans outstanding	52.8%	18.0%	16.7%	5.9%	3.6%	3.1%	100.0%
ACL to total loans	0.8%	3.0%	1.4%	0.9%	0.8%	1.5%	1.3%
Net charge-offs to average loans	—%	0.6%	—%	—%	—%	0.5%	0.1%
Non-accrual loans to total loans	0.3%	0.8%	1.3%	2.1%	2.1%	0.6%	0.8%
ACL to non-accrual loans	247.4%	356.2%	107.4%	40.8%	40.3%	264.2%	173.9%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at December 31, 2025, is adequate to cover current expected losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods that could be substantial in relation to the size of the allowance at December 31, 2025.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At December 31, 2025, securities represented 16.3% of total assets compared with 18.9% at December 31, 2024.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$25,960	$26,298	$71,173	$65,094
U.S. Treasury securities	35,134	35,250	86,523	86,563
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	763,827	772,145	600,558	565,510
Private label residential mortgage-backed securities	4,441	4,326	144,971	124,664
Corporate	92,142	91,798	61,947	58,652
Small Business Administration loan pools	80,199	80,205	30,212	29,928
State and local subdivisions	20,767	20,546	83,868	74,044
Total available-for-sale securities	$1,022,470	$1,030,568	$1,079,252	$1,004,455

The following table summarizes the amortized cost and fair value by classification of held-to-maturity securities as of the dates shown.

Held-To-Maturity Securities

	December 31,
	2025		2024
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,967	$4,098	$3,932	$3,909
State and local subdivisions	1,281	1,311	1,285	1,305
Total held-to-maturity securities	$5,248	$5,409	$5,217	$5,214

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of December 31, 2025, and December 31, 2024. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	December 31, 2025
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$10,112	4.45%	$16,186	4.45%	$—	0.00%	$—	0.00%	$26,298	4.45%
U.S. Treasury securities	29,747	3.83%	5,503	4.60%	—	0.00%	—	0.00%	35,250	3.95%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	2	4.26%	55,875	4.95%	15,337	5.13%	700,931	4.94%	772,145	4.95%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	4,326	4.21%	4,326	4.21%
Corporate	2,326	3.76%	18,877	7.89%	69,839	5.49%	756	6.01%	91,798	5.95%
Small Business Administration loan pools	—	—%	2,402	5.01%	37,952	4.50%	39,851	4.72%	80,205	4.62%
State and political subdivisions(1)	908	3.04%	3,791	3.10%	10,330	3.22%	5,517	4.22%	20,546	3.46%
Total available-for-sale securities	43,095	3.95%	102,634	5.33%	133,458	4.99%	751,381	4.92%	1,030,568	4.93%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	3,101	5.02%	866	4.91%	3,967	4.99%
State and political subdivisions(1)	—	—%	—	—%	170	3.02%	1,111	4.62%	1,281	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,271	4.91%	1,977	4.74%	5,248	4.85%
Total debt securities	$43,095	3.95%	$102,634	5.33%	$136,729	4.99%	$753,358	4.92%	$1,035,816	4.93%
(1)
The calculated yield is not calculated on a tax equivalent basis.

	December 31, 2024
	Due in one year or less		Due after one year through five years		Due after five years through ten years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$7,797	4.68%	$22,911	4.45%	$32,623	1.85%	$1,763	2.02%	$65,094	3.11%
U.S. Treasury securities	78,400	3.67%	8,163	4.66%	—	—%	—	—%	86,563	3.76%
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	71,025	4.57%	117,832	2.41%	376,653	4.39%	565,510	4.00%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	124,664	2.35%	124,664	2.35%
Corporate	600	4.25%	11,213	6.81%	46,839	4.75%	—	—%	58,652	5.14%
Small Business Administration loan pools	—	—%	—	—%	11,454	5.28%	18,474	5.29%	29,928	5.29%
State and political subdivisions(1)	2,593	2.37%	10,446	2.38%	33,256	2.11%	27,749	2.49%	74,044	2.31%
Total available-for-sale securities	89,390	3.72%	123,758	4.57%	242,004	2.88%	549,303	3.86%	1,004,455	3.70%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	—%	—	—%	3,053	5.02%	879	4.96%	3,932	5.00%
State and political subdivisions(1)	—	—%	—	—%	172	3.02%	1,113	4.62%	1,285	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,225	4.91%	1,992	4.77%	5,217	4.86%
Total debt securities	$89,390	3.72%	$123,758	4.57%	$245,229	2.91%	$551,295	3.86%	$1,009,672	3.70%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At December 31, 2025, and 2024, 90.8% and 72.3% of the mortgage-backed securities held by us had contractual final maturities of more than ten years with a weighted average life of 5.0 years and 5.1 years and a modified duration of 4.1 years and 4.2 years.

Deposits

Our lending and investing activities are primarily funded by deposits. A variety of deposit accounts are offered with a wide range of interest rates and terms including demand, savings, money market and time deposits. We rely primarily on competitive pricing policies, convenient locations, comprehensive marketing strategy and personalized service to attract and retain these deposits. Overall, deposits have increased $763.5 million from December 31, 2024 to December 31, 2025 and deposits excluding brokered deposits and current year acquisition deposits, have increased $10.8 million for the same time period. During 2025 there has been significant competition for deposits and continued pricing pressure which has caused deposit migration to higher earning deposit account types. The overall increase in deposits is due to merger activity partially offset by a general decrease in excess liquidity in the market due to the impacts of elevated inflation and the effects of trade and fiscal policy, in the form of higher interest rates limiting additional growth in both consumer and business customers.

The following table shows our composition of deposits at December 31, 2025, 2024, and 2023.

Composition of Deposits

	December 31,
	2025		2024		2023		2025 vs. 2024		2024 vs. 2023
	Amount	Percent of Total	Amount	Percent of Total	Amount	Percent of Total	Change	%	Change	%
	(Dollars in thousands)
Non-interest-bearing demand	$1,148,409	22.3%	$954,065	21.8%	$898,129	21.7%	$194,344	20.4%	$55,936	6.2%
Interest-bearing demand	1,268,307	24.7%	1,172,577	26.8%	998,822	24.1%	95,730	8.2%	173,755	17.4%
Savings and money market	1,736,680	33.8%	1,511,620	34.6%	1,484,985	35.8%	225,060	14.9%	26,635	1.8%
Time	984,868	19.2%	736,527	16.8%	763,519	18.4%	248,341	33.7%	(26,992)	(3.5)%
Total deposits	$5,138,264	100.0%	$4,374,789	100.0%	$4,145,455	100.0%	$763,475	17.5%	$229,334	5.5%

The following tables show deposits acquired in 2025, as of the time of each acquisition.

	NBC Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$236,124	29.3%
Interest-bearing demand	203,324	25.2%
Savings and money market	213,050	26.4%
Time	153,509	19.1%
Total deposits	$806,007	100.0%

The following tables show deposits acquired in 2024, as of the time of each acquisition.

	Rockhold Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$97,593	27.9%
Interest-bearing demand	124,760	35.7%
Savings and money market	94,731	27.1%
Time	32,693	9.3%
Total deposits	$349,777	100.0%

	Kansasland Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$6,439	15.2%
Interest-bearing demand	5,011	11.8%
Savings and money market	14,314	33.7%
Time	16,654	39.3%
Total deposits	$42,418	100.0%

The following table shows the average deposit balance and average rate paid on deposits for the year ended December 31, 2025, 2024, and 2023.

Average Deposit Balances and Average Rate Paid

	December 31,
	2025		2024		2023
	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid	Average Balance	Average Rate Paid
	(Dollars in thousands)
Non-interest-bearing demand	$1,049,240	—%	$931,860	—%	$979,410	—%
Interest-bearing demand	1,113,376	2.06%	1,028,114	2.68%	1,002,543	2.26%
Savings and money market	1,588,459	2.21%	1,425,025	2.38%	1,359,822	1.73%
Time	877,296	3.46%	770,772	3.75%	827,652	2.93%
Total deposits	$4,628,371		$4,155,771		$4,169,427

Included in interest-bearing demand deposits are Insured Cash Sweep (“ICS”) reciprocal demand deposit balances of $572.0 million, $469.5 million and $382.6 million at December 31, 2025, 2024 and 2023. Also included in savings and money market deposits at December 31, 2025, 2024, and 2023, are ICS reciprocal money-market deposit balances of $100.2 million, $100.6 million, and $230.8 million. These balances represent customer funds placed in ICS that allow Equity Bank to break large demand and money-market deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC insurance coverage on the entire deposit. These deposits are placed in ICS but are Equity Bank’s customer relationships that management views as core funding.

Included in time deposits are Certificate of Deposit Account Registry Service (“CDARS”) program balances of $51.7 million, $35.4 million, and $21.8 million at December 31, 2025, 2024, and 2023. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure FDIC insurance coverage on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5.0 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

Included in interest-bearing demand deposit are brokered deposit balances totaling $0, $75.1 million, $1 thousand at December 31, 2025, 2024 and 2023. Also included in time deposits are brokered deposit balances totaling $70.2 million, $50.0 million and $200.0 million at December 31, 2025, 2024, and 2023.

The following table provides information on the maturity distribution of time deposits of $250,000 or more as of December 31, 2025, and December 31, 2024.

	December 31,
	2025	2024
	(Dollars in thousands)
3 months or less	$136,661	$69,637
Over 3 through 6 months	206,748	200,049
Over 6 through 12 months	67,260	13,799
Over 12 months	69,857	52,080
Total Time Deposits	$480,526	$335,565

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

On June 30, 2025 the Company executed an early redemption on the subordinated note above. The Company realized a loss of $1.4 million from the write off of debt issue cost from the debt extinguishment.

Subordinated notes: In 2025, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold a total of $75.0 million in aggregate principal amounts of its 7.13% Fixed-to-Floating Rate Subordinated Notes due in 2035. For additional information, see “NOTE 11 – SUBORDINATED DEBT” in the Notes to Consolidated Financial Statements.

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

During the years ended December 31, 2025, 2024, and 2023, our liquidity needs have primarily been met by core deposits, securities and loan maturities, as well as amortizing payment from investment securities and loans. Other funding sources include federal funds purchased, retail repurchase agreements, brokered certificates of deposit, subordinated notes, borrowings from the FHLB and from the Federal Reserve Bank.

The following table discloses average balances as a percentage of total average assets as of the time periods listed.

	For the Year ended
	December 31,
	2025	2024	2023
Source of funds
Deposits
Non-interest bearing	18.44%	18.36%	18.94%
Interest-bearing demand	19.56%	20.25%	19.36%
Savings and MMDA	27.91%	28.09%	28.70%
Time deposits	15.42%	15.18%	15.14%
Federal Home Loan Bank advances	3.43%	4.26%	2.09%
Federal Reserve Bank discount window borrowings	—%	0.61%	2.86%
Subordinated borrowings	1.66%	1.91%	1.98%
Other borrowings	0.81%	0.93%	1.07%
Other liabilities	0.97%	0.90%	1.20%
Member's equity	11.80%	9.51%	8.66%
Total	100.00%	100.00%	100.00%

Uses of Funds
Loans receivable	69.21%	67.80%	67.32%
Taxable securities	15.97%	19.32%	19.06%
Non-taxable securities	0.76%	1.17%	1.09%
Federal funds sold and other	5.78%	3.85%	4.11%
Other real estate owned	0.07%	0.05%	0.07%
Property plant and equipment	2.22%	2.28%	2.27%
Other non-interest earnings assets	5.99%	5.53%	6.08%
Total	100.00%	100.00%	100.00%

Our largest sources of funds are deposits, fed funds sold, retail repurchase agreements and subordinated debt, and our largest uses of funds are the origination of loans or purchases of loans or investment securities. Average loans were $3.94 billion for the year ended December 31, 2025, an increase of 14.5% over average loans of $3.44 billion for the year ended December 31, 2024. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our investment securities portfolio has a weighted average life of 4.9 years and a modified duration of 4.0 years at December 31, 2025. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, our core deposit base, FHLB advances, Federal Reserve Bank and other borrowing relationships. For additional information, see "NOTE 10 - BORROWINGS" in the Notes to Consolidated Financial Statements.

Average loans were $3.44 billion for the year ended December 31, 2024, an increase of 4.1% over the December 31, 2023, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.8 years and a modified duration of 4.0 years at December 31, 2024.

Cash Flow Overview

Cash and cash equivalents were $607.8 million at December 31, 2025, an increase of $224.1 million from the $383.7 million cash and cash equivalents at December 31, 2024. The majority of our liquidity comes from our operations, including net income, supplemented by the repayment of principal on loans and investment securities through payoffs, paydowns and normal amortization. During the year ended December 31, 2025, we repositioned the investment portfolio contributing to $819.9 million in inflows from sales, paydowns and maturities of available-for-sale securities offset by $795.5 million in outflows for the purchase of available-for-sale securities. The repositioning resulted in a $53.3 million dollar loss, which was a non-cash loss, we also received cash from the merger with NBC of Oklahoma of $150.4 million. From time to time as conditions warrant, we borrow funds to maintain our liquidity requirement and fund operational needs.

Cash and cash equivalents were $383.7 million at December 31, 2024, an increase of $4.6 million from the $379.1 million cash and cash equivalents at December 31, 2023. The majority of our liquidity comes from our operations, including net income, supplemented by the repayment of principal on loans and investment securities through payoffs, paydowns and normal amortization on mortgage backed securities. During the year ended December 31, 2024, we issued common stock of $87.0 million and received net cash from two mergers of $62.2 million. From time to time as conditions warrant, we borrow funds to maintain our liquidity requirement and fund operational needs. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes, as of December 31, 2025, and December 31, 2024, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of December 31, 2025, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total capital, Tier 1 capital, Common Equity Tier 1 capital and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The total increase in stockholders’ equity of $139.1 million was principally attributable to increases in additional paid-in-capital of $80.5 million, an increase in AOCI of $62.2 million, partially offset by an increase in treasury stock of $14.0 million. For additional information about the Company’s capital see "NOTE 12 – STOCKHOLDERS' EQUITY", “NOTE 14 – REGULATORY MATTERS” and "NOTE 17 – SHARE-BASED PAYMENTS" in Notes to Consolidated Financial Statements.

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

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands, except share data)
Total stockholders’ equity	$732,054	$592,918	$452,860	$410,058	$500,631
Goodwill	(82,101)	(53,101)	(53,101)	(53,101)	(54,465)
Core deposit intangibles, net	(21,634)	(14,969)	(7,222)	(10,596)	(14,879)
Mortgage servicing asset, net	—	—	(75)	(176)	(276)
Naming rights, net	(5,703)	(957)	(1,000)	(1,044)	(1,087)
Tangible common equity	$622,616	$523,891	$391,462	$345,141	$429,924
Common shares outstanding at period end	18,944,987	17,419,858	15,428,251	15,930,112	16,760,115
Diluted common shares outstanding at period end	19,196,160	17,636,843	15,629,185	16,163,253	17,050,115
Book value per common share	$38.64	$34.04	$29.35	$25.74	$29.87
Tangible book value per common share	$32.86	$30.07	$25.37	$21.67	$25.65
Tangible book value per diluted common share	$32.43	$29.70	$25.05	$21.35	$25.22

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

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Total stockholders’ equity	$732,054	$592,918	$452,860	$410,058	$500,631
Goodwill	(82,101)	(53,101)	(53,101)	(53,101)	(54,465)
Core deposit intangibles, net	(21,634)	(14,969)	(7,222)	(10,596)	(14,879)
Mortgage servicing asset, net	—	—	(75)	(176)	(276)
Naming rights, net	(5,703)	(957)	(1,000)	(1,044)	(1,087)
Tangible common equity	$622,616	$523,891	$391,462	$345,141	$429,924
Total assets	$6,373,172	$5,332,047	$5,034,592	$4,981,651	$5,137,631
Goodwill	(82,101)	(53,101)	(53,101)	(53,101)	(54,465)
Core deposit intangibles, net	(21,634)	(14,969)	(7,222)	(10,596)	(14,879)
Mortgage servicing asset, net	—	—	(75)	(176)	(276)
Naming rights, net	(5,703)	(957)	(1,000)	(1,044)	(1,087)
Tangible assets	$6,263,734	$5,263,020	$4,973,194	$4,916,734	$5,066,924
Equity / assets	11.49%	11.12%	8.99%	8.23%	9.74%
Tangible common equity to tangible assets	9.94%	9.95%	7.87%	7.02%	8.48%

Core Return on Average Equity: Core return on average equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) core net income allocable to common stockholders as net income allocable to common stockholders less net gain on acquisition, less gain (loss) on securities transactions, plus loss on debt extinguishment, plus Day 2 Merger provision expense, plus merger expenses, plus BOLI tax expense, plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on adjustments (tax rates used in this calculation were 21% for 2025, 2024, 2023, 2022 and 2021) (c) core return on average equity as core net income allocable to common stockholders (as described in clause (b)) divided by a simple average of net income and core net income plus average stockholders' equity. For return on average equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) core net income allocable to common stockholders as net income allocable to common stockholders plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on amortization of intangible assets (tax rates used in this calculation were 21% for 2025, 2024, 2023, 2022 and 2021) (c) return on average tangible common equity as core net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Total average stockholders’ equity	$670,770	$482,974	$423,722	$440,882	$446,795
Average intangible assets	(87,276)	(68,190)	(63,064)	(67,746)	(50,831)
Average tangible common equity	$583,494	$414,784	$360,658	$373,136	$395,964
Net income (loss) allocable to common stockholders	$22,726	$62,621	$7,821	$57,688	$52,480
Amortization of intangible assets	4,991	4,408	3,518	4,186	4,242
Tax effect of adjustments	(1,048)	(926)	(739)	(879)	(891)
Adjusted net income (loss) allocable to common stockholders	$26,669	$66,103	$10,600	$60,995	$55,831
Net gain on acquisition	—	(2,131)	—	(962)	(585)
Net (gain) loss on securities transactions	53,174	(220)	51,909	(5)	(406)
Loss on extinguishment of debt	1,361	—	—	—	372
Merger expenses	8,065	4,461	297	594	9,189
Day 2 Merger provision	6,228	—	—	—	—
BOLI tax expense	—	1,730	—	—	—
Tax effect of adjustments	(14,454)	(443)	(10,963)	78	(1,800)
Core net income (loss) allocable to common stockholders	$81,043	$69,500	$51,843	$60,700	$62,601
Return on average equity (ROAE)	3.39%	12.97%	1.85%	13.08%	11.75%
Core return on average equity	11.58%	14.29%	11.63%	13.72%	13.85%
Return on average tangible common equity (ROATCE)	4.57%	15.94%	2.94%	16.35%	14.10%

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

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$22,726	$62,621	$7,821	$57,688	$52,480
Core net income (loss) allocable to common stockholders	$81,043	$69,500	$51,843	$60,700	$62,601
Total average assets	$5,690,709	$5,075,939	$4,999,405	$5,023,112	$4,431,802
Total average stockholders' equity	$670,770	$482,974	$423,722	$440,884	$446,795
Weighted average common shares outstanding	18,296,090	15,489,370	15,535,772	16,214,049	15,019,221
Weighted average diluted common shares	18,456,676	15,671,674	15,648,842	16,437,906	15,306,431
Earnings Per Share	$1.24	$4.04	$0.50	$3.56	$3.49
Diluted earnings (loss) per share	$1.23	$4.00	$0.50	$3.51	$3.43
Core earnings per diluted share	$4.39	$4.43	$3.31	$3.69	$4.09
Return on average assets (ROAA) annualized	0.40%	1.23%	0.16%	1.15%	1.18%
Core return on average assets	1.42%	1.37%	1.03%	1.21%	1.41%
Return on average equity	3.39%	12.97%	1.85%	13.08%	11.75%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	December 31,
	2025	2024	2023	2022	2021
	(Dollars in thousands)
Non-interest expense	$174,720	$144,157	$135,601	$128,380	$119,465
Merger expenses	(8,065)	(4,461)	(297)	(594)	(9,189)
Loss on debt extinguishment	(1,361)	—	—	—	(372)
Non-interest expense, excluding merger expenses and loss on debt extinguishment	$165,294	$139,696	$135,304	$127,786	$109,904
Amortization of intangibles	$(4,991)	$(4,408)	$(3,518)	$(4,186)	$(4,242)
Core Non-interest expense, excluding merger expenses, amortization of intangibles and loss on debt extinguishment	$160,303	$135,288	$131,786	$123,600	$105,662
Net interest income	$226,081	$186,162	$159,018	$162,830	$142,579
Non-interest income	$(16,028)	$38,822	$(19,129)	$35,957	$32,842
Gain on acquisition and branch sales	—	(2,131)	—	(962)	(585)
Net (gains) losses from securities transactions	53,174	(220)	51,909	(5)	(406)
Non-interest income, excluding net gains (losses) from security transactions and gain on acquisition	$37,146	$36,471	$32,780	$34,990	$31,851
Non-interest expense to net interest income plus non-interest income	83.18%	64.07%	96.93%	64.58%	68.10%
Efficiency Ratio	60.90%	60.77%	68.71%	62.48%	60.58%
Total average assets	$5,690,709	$5,075,939	$4,999,405	$5,023,112	$4,431,802
Core non-interest expense, less goodwill impairment / Average assets	2.82%	2.67%	2.64%	2.46%	2.38%

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

The change in the impact of net interest income from the base case for December 31, 2025, and 2024 was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments, and the level of response to changes in the interest rate environment.

December 31, 2025, Analysis

The continuing positive impact to net interest income in the up interest rate shock scenarios is due to the proportional decrease in fixed rate investments and fixed rate loans compared to the increase of interest earning cash balances and adjustable rate loans. The offsetting negative impact in the up interest rate shocks are mainly caused by the increase in short term borrowings, short term time deposits, and beta-sensitive non-maturity deposits (i.e. money market deposits). In the down interest rate shock scenario, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable and interest earning cash, while partially offset by the downward repricing of short term borrowings, short term time deposits, and beta-sensitive non-maturity deposits. While improved year-over-year, these factors result in the negative impact to net interest income in the down interest rate shock scenario.

The change in the economic value of equity from the base case for December 31, 2025, is due to us being in a liability sensitive position and the level of convexity in our prepayable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. First, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. Non-interest-bearing and other low beta interest bearing deposits were proportionally lower, while beta sensitive deposits were proportionally higher year-over-year, negatively impacting up and down rate results. Second, due to the level of convexity in our fixed rate prepayable assets, we do not experience a similar change in the value of assets in a down interest rate shock scenario. As rates decrease, the level of modeled prepayments increase for fixed rate prepayable assets, and as rates increase, the level of modeled prepayments decrease. In rates down, the EVE values have more negative impact year-over-year, mainly due to the proportionally lower amount of fixed rate assets which also have higher prepay ability due to having higher current coupons, creating the additional incentive to prepay as rates fall. Inversely, this is also why the rates up has a negative impact as well, since the prepayment speeds on these assets can significantly slow from current speeds and consequently extend the average lives of the assets, preventing meaningful repricing as rates rise.

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

Market Risk

	Impact on Net Interest Income
	December 31,	December 31,
Change in prevailing interest rates	2025	2024
+300 basis points	11.3%	11.9%
+200 basis points	7.5%	7.9%
+100 basis points	3.6%	3.9%
0 basis points	—%	—%
-100 basis points	(1.4)%	(2.4)%
-200 basis points	(2.9)%	(4.9)%
-300 basis points	(5.3)%	(8.1)%

	Impact on Economic Value of Equity
	December 31,	December 31,
Change in prevailing interest rates	2025	2024
+300 basis points	(8.0)%	(6.5)%
+200 basis points	(5.3)%	(4.2)%
+100 basis points	(2.8)%	(2.4)%
0 basis points	—%	—%
-100 basis points	0.2%	0.3%
-200 basis points	(2.0)%	(1.5)%
-300 basis points	(6.8)%	(5.1)%

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

As of December 31, 2025, management assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in 2013. Based on the assessment, management determined that the Company maintained effective internal control over financial reporting as of December 31, 2025.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by Crowe LLP, Indianapolis, Indiana, (U.S. PCAOB Auditor Firm I.D. 173), the independent registered public accounting firm who also has audited the Company’s consolidated financial statements included in this Annual Report on Form 10-K. Crowe LLP has issued a report on the Company’s internal control over financial reporting as of December 31, 2025, which is included in Item 8 of this Form 10-K and is incorporated into this item by reference.

Item 9B: Other Information

During the three months ended December 31, 2025, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not Applicable

Part III

Item 10: Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held April 21, 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

Item 11: Executive Compensation

The information required by this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held April 21, 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held April 21, 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Information relating to securities authorized for issuance under our equity compensation plans is included in Part II of this Annual Report on Form 10-K under “Item 5 – Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held April 21, 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

Item 14: Principal Accounting Fees and Services

The information required by this item will be contained in our Proxy Statement for the 2026 Annual Meeting of Stockholders to be held April 21, 2026, a copy of which will be filed not later than 120 days after the close of the fiscal year and is incorporated herein by reference.

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

2.3

Agreement and Plan of Reorganization, dated April 2, 2025, by and among Equity Bancshares, Inc., Red River Merger Sub, Inc., and NBC Corp. of Oklahoma (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on April 2, 2025).

2.4

Agreement and Plan of Reorganization, dated August 29, 2025, by and among Equity Bancshares, Inc., Winston Merger Sub, Inc., and Frontier Holdings LLC. (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on September 2, 2025).

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

4.3

Indenture, dated as of July 17, 2025, by and between Equity Bancshares, Inc. and UMB Bank, N.A., as trustee (incorporated by reference to Exhibit 4.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on July 18, 2025).

Exhibit No.	Description

4.4

Form of 7.125% Fixed-to-Floating Rate Subordinated Note due 2035 (incorporated by reference to Exhibit 4.2 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on July 18, 2025).

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

Exhibit No.	Description
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

10.27

Ninth Amendment to Loan and Security Agreement, dated February 10, 2026, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.’s Current Report on Form 8-K, filed with the SEC on February 17, 2025).

10.28

Form of Subordinated Note Purchase Agreement, dated as of July 17, 2025, by and among Equity Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on July 18, 2025).

10.29

Form of Registration Rights Agreement, dated as of July 17, 2025, by and among Equity Bancshares, Inc. and the several purchasers thereto (incorporated by reference to Exhibit 10.2 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on July 18, 2025).

10.30

Registration Rights Agreement, dated July 2, 2025, by and among Equity Bancshares, Inc., and each of the shareholders of NBC Corp. of Oklahoma (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on July 8, 2025).

19.1*	Equity Bancshares, Inc. Insider Trading Policy

21.1*	List of Subsidiaries of Equity Bancshares, Inc.

23.1*	Consent of Crowe LLP.

24.1*	Powers of Attorney.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) of the Exchange Act, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) of the Exchange Act as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Equity Bancshares, Inc. Compensation Recovery Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on March 7, 2024.)

Exhibit No.	Description
101.INS*	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).

101.SCH*	Inline XBRL Taxonomy Extension Schema Document with Embedded Linkbase Documents.

104*	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

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

EQUITY BANCSHARES, INC.

By:	/s/ Brad S. Elliott
Name:	Brad S. Elliott
Title:	Chairman and Chief Executive Officer
Date:	March 6, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brad S. Elliott	Chairman and	March 6, 2026
Brad S. Elliott	Chief Executive Officer (Principal Executive Officer)

/s/ Chris M. Navratil	Executive Vice President and Chief Financial	March 6, 2026
Chris M. Navratil	Officer (Principal Financial Officer and Principal Accounting Officer)

/s/ Leon H. Borck *	Director	March 6, 2026
Leon H. Borck

/s/ Kevin E. Cook *	Director	March 6, 2026
Kevin E. Cook

/s/ Junetta M. Everett *	Director	March 6, 2026
Junetta M. Everett

/s/ Gregory L. Gaeddert *	Director	March 6, 2026
Gregory L. Gaeddert

/s/ Benjamen M. Hutton *	Director	March 6, 2026
Benjamen M. Hutton

/s/ R. Renee Koger *	Director	March 6, 2026
R. Renee Koger

/s/ Gregory H. Kossover *	Director	March 6, 2026
Gregory H. Kossover

/s/ James S. Loving *	Director	March 6, 2026
James S. Loving

/s/ Jerry P. Maland *	Director	March 6, 2026
Jerry P. Maland

/s/ Shawn D. Penner *	Director	March 6, 2026
Shawn D. Penner

*By: /s/ Chris M. Navratil
Attorney-in-Fact
March 6, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and the Board of Directors of Equity Bancshares, Inc.

Wichita, Kansas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Equity Bancshares, Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

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

Allowance for Credit Losses on Loans – Qualitative Adjustments

The allowance for credit losses (the “ACL”) as described in Notes 1 and 4 is an accounting estimate of expected credit losses, measured over the contractual life of an instrument, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. As of December 31, 2025, the Company’s allowance for credit losses on loans was $52.8 million and the provision for credit losses on loans was $9.0 million for the year then ended.

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

Indianapolis, Indiana

March 06, 2025

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

December 31, 2025, and 2024

(Dollar amounts in thousands, except per share data)

	2025	2024
ASSETS
Cash and due from banks	$607,562	$383,503
Federal funds sold	255	244
Cash and cash equivalents	607,817	383,747
Interest-bearing deposit in other banks	575	—
Available-for-sale securities	1,030,568	1,004,455
Held-to-maturity securities, fair value of $5,409 and $5,214	5,248	5,217
Loans held for sale	1,392	513
Loans, net of allowance for credit losses of $52,756 and $43,267	4,145,424	3,457,549
Other real estate owned, net	5,388	4,773
Premises and equipment, net	136,720	117,132
Bank-owned life insurance	148,301	133,032
Federal Reserve Bank and Federal Home Loan Bank stock	34,053	27,875
Interest receivable	33,322	28,913
Goodwill	82,101	53,101
Core deposit intangibles, net	21,634	14,969
Other	120,629	100,771
Total assets	$6,373,172	$5,332,047
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,148,409	$954,065
Total non-interest-bearing deposits	1,148,409	954,065
Demand, savings and money market	3,004,987	2,684,197
Time	984,868	736,527
Total interest-bearing deposits	3,989,855	3,420,724
Total deposits	5,138,264	4,374,789
Federal funds purchased and retail repurchase agreements	39,864	37,246
Federal Home Loan Bank advances	300,000	178,073
Subordinated debt	98,145	97,477
Contractual obligations	10,208	12,067
Interest payable and other liabilities	54,637	39,477
Total liabilities	5,641,118	4,739,129
Commitments and contingent liabilities, see Notes 20 and 21
Stockholders’ equity, see Note 12
Common stock	249	230
Additional paid-in capital	664,906	584,424
Retained earnings	205,328	194,920
Accumulated other comprehensive income (loss)	7,032	(55,181)
Treasury stock	(145,461)	(131,475)
Total stockholders’ equity	732,054	592,918
Total liabilities and stockholders’ equity	$6,373,172	$5,332,047

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2025, 2024, and 2023

(Dollar amounts in thousands, except per share data)

	2025	2024	2023
Interest and dividend income
Loans, including fees	$277,138	$245,815	$211,213
Securities, taxable	38,801	39,091	23,873
Securities, nontaxable	1,221	1,579	1,960
Federal funds sold and other	13,675	10,358	9,666
Total interest and dividend income	330,835	296,843	246,712
Interest expense
Deposits	88,455	90,409	70,473
Federal funds purchased and retail repurchase agreements	936	1,151	931
Federal Home Loan Bank advances	8,208	10,180	3,944
Federal Reserve Bank borrowings	—	1,361	4,755
Subordinated debt	7,155	7,580	7,591
Total interest expense	104,754	110,681	87,694
Net interest income	226,081	186,162	159,018
Provision (reversal) for credit losses	8,953	2,546	1,873
Net interest income after provision (reversal) for credit losses	217,128	183,616	157,145
Non-interest income
Service charges and fees	9,321	9,830	10,187
Debit card income	11,414	10,246	10,322
Mortgage banking	567	861	652
Increase in value of bank-owned life insurance	7,717	4,966	4,059
Net gain on acquisition and branch sales	—	2,131	—
Net gain (loss) from securities transactions	(53,174)	220	(51,909)
Other	8,127	10,568	7,560
Total non-interest income	(16,028)	38,822	(19,129)
Non-interest expense
Salaries and employee benefits	84,786	72,786	64,384
Net occupancy and equipment	15,801	14,371	12,325
Data processing	20,279	20,004	17,433
Professional fees	6,467	6,503	5,754
Advertising and business development	5,228	5,366	5,425
Telecommunications	2,462	2,501	1,963
FDIC insurance	2,579	2,483	2,195
Courier and postage	3,235	2,599	2,046
Free nationwide ATM cost	2,204	2,127	2,073
Amortization of core deposit intangibles	4,503	4,289	3,374
Loan expense	890	601	540
Other real estate owned and repossessed assets, net	1,029	(7,525)	617
Loss on debt extinguishment	1,361	—	—
Merger expenses	8,065	4,461	297
Other	15,831	13,591	17,175
Total non-interest expense	174,720	144,157	135,601
Income (loss) before income tax	26,380	78,281	2,415
Provision (benefit) for income taxes	3,654	15,660	(5,406)
Net income (loss) and net income (loss) allocable to common stockholders	$22,726	$62,621	$7,821
Basic earnings (loss) per share	$1.24	$4.04	$0.50
Diluted earnings (loss) per share	$1.23	$4.00	$0.50

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2025, 2024, and 2023

(Dollar amounts in thousands, except per share data)

	2025	2024	2023
Net income (loss)	$22,726	$62,621	$7,821
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	29,603	2,483	18,468
Reclassification for net securities (gains) losses included in net income	53,292	267	52,013
Unrealized holding gains (losses) arising during the period on cash flow hedges	(853)	1,234	3,702
Total other comprehensive income (loss)	82,042	3,984	74,183
Tax effect	(19,829)	(1,245)	(18,592)
Other comprehensive income (loss), net of tax	62,213	2,739	55,591
Comprehensive income (loss)	$84,939	$65,360	$63,412

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2025, 2024, and 2023

(Dollar amounts in thousands, except share and per share data)

	Common Stock				Accumulated
	Shares Outstanding	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders’ Equity
Balance at December 31, 2022	15,930,112	$205	$484,989	$140,095	$(113,511)	$(101,720)	$410,058
Net income	—	—	—	7,821	—	—	7,821
Other comprehensive income/(loss), net of tax effects	—	—	—	—	55,591	—	55,591
Cash dividends - common stock, $0.44 per share	—	—	—	(6,819)	—	—	(6,819)
Dividend equivalents - restricted stock units, $0.44 per share	—	—	—	(91)	—	—	(91)
Stock-based compensation, see Note 17	—		3,213	—	—	—	3,213
Common stock issued upon exercise of stock options	12,829	—	203	—	—	—	203
Common stock issued under stock-based incentive plans	137,820	2	(2)	—	—	—	—
Common stock issued under employee stock purchase plan	32,056	—	784	—	—	—	784
Treasury stock purchases	(669,166)	—	—	—	—	(17,900)	(17,900)
Balance at December 31, 2023	15,443,651	$207	$489,187	$141,006	$(57,920)	$(119,620)	$452,860
Net income (loss)	—	—	—	62,621	—	—	62,621
Other comprehensive income/(loss), net of tax effects	—	—	—	—	2,739	—	2,739
Cash dividends - common stock, $0.54 per share	—	—	—	(8,575)	—	—	(8,575)
Dividend equivalents - restricted stock units and restricted stock awards, $0.54 per share	—	—	—	(132)	—	—	(132)
Stock-based compensation, see Note 17	—		4,048	—	—	—	4,048
Common stock issued upon exercise of stock options	147,777	1	3,505	—	—	—	3,506
Common stock issued under stock-based incentive plan	102,066	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	29,465	—	726	—	—	—	726
Common stock issued with private placement, net of offering costs	2,067,240	21	86,959	—	—	—	86,980
Treasury stock purchases	(362,573)	—	—	—	—	(11,855)	(11,855)
Balance at December 31, 2024	17,427,626	$230	$584,424	$194,920	$(55,181)	$(131,475)	$592,918
Net income (loss)	—	—	—	22,726	—	—	22,726
Other comprehensive income/(loss), net of tax effects	—	—	—	—	62,213	—	62,213
Cash dividends - common stock, $0.66 per share	—	—	—	(12,114)	—	—	(12,114)
Dividend equivalents - restricted stock units and restricted stock awards, $0.66 per share	—	—	—	(204)	—	—	(204)
Stock-based compensation, see Note 17	—	—	5,635	—	—	—	5,635
Common stock issued upon exercise of stock options	12,471	—	316	—	—	—	316
Common stock issued under stock-based incentive plan	112,614	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	26,861	—	882	—	—	—	882
Common stock issued with private placement, net of offering costs	—	—	(73)	—	—	—	(73)
Common stock issued in connection with the acquisition of NBC Corp, of Oklahoma.	1,729,783	18	73,723				73,741
Treasury stock purchases	(355,570)	—	—	—	—	(13,986)	(13,986)
Balance at December 31, 2025	18,953,785	$249	$664,906	$205,328	$7,032	$(145,461)	$732,054

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years ended December 31, 2025, 2024, and 2023
(Dollar amounts in thousands, except per share data)

	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$22,726	$62,621	$7,821
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	5,635	4,048	3,213
Depreciation	6,080	5,377	4,516
Amortization of operating lease right-of-use asset	491	475	604
Amortization of cloud computing implementation costs	82	138	188
Provision (reversal) for credit losses	8,953	2,546	1,873
Net amortization (accretion) of purchase valuation adjustments	(6,743)	(1,997)	(618)
Amortization (accretion) of premiums and discounts on securities	(4,360)	(2,480)	4,041
Amortization of intangible assets	4,783	4,408	3,518
Deferred income taxes	(5,105)	796	(2,435)
Federal Home Loan Bank stock dividends	(1,037)	(1,082)	(594)
Loss (gain) on sales and valuation adjustments on other real estate owned	612	(7,906)	218
Net loss (gain) on sales and settlements of securities	53,293	267	52,013
Change in unrealized (gains) losses on equity securities	(1)	(487)	(104)
Loss (gain) on disposal of premises and equipment	76	(66)	(103)
Loss (gain) on lease termination	3	—	173
Loss (gain) on sales of foreclosed assets	(49)	95	58
Loss on debt extinguishment	1,361	—	—
Loss (gain) on sales of loans	(454)	54	(472)
Originations of loans held for sale	(25,003)	(34,506)	(24,964)
Proceeds from the sale of loans held for sale	24,578	37,441	24,967
Increase in the value of bank-owned life insurance	(7,717)	(4,966)	(4,059)
Change in fair value of derivatives recognized in earnings	176	(95)	522
Gain on acquisition and branch sales	—	(2,131)	—
Payments on operating lease payable	(615)	(612)	(915)
Net change in:
Interest receivable	2,520	(614)	(4,867)
Other assets	(17,908)	11,224	6,166
Interest payable and other liabilities	(11,012)	1,297	5,767
Net cash provided by operating activities	51,365	73,845	76,527
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(795,532)	(183,909)	(510,224)
Purchases of held-to-maturity securities	—	(3,188)	(275)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	819,902	288,344	789,390
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	27	226	17
Net change in interest-bearing time deposits	(9)	—	—
Net change in loans	30,537	16,236	(23,715)
Purchase of government guaranteed loans	(61,987)	(49,086)	(1,235)
Capitalized construction cost of other real estate owned	—	—	(562)
Purchase of premises and equipment	(13,253)	(8,493)	(15,575)
Proceeds from sale of premises and equipment	448	706	163
Proceeds from sale of foreclosed assets	5,639	928	110
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(4,483)	(5,863)	1,681
Net redemptions (purchases) of correspondent and miscellaneous other stock	(814)	(543)	(11,855)
Proceeds from sale of other real estate owned	1,704	9,397	1,874
Purchase of bank-owned life insurance	—	(60,000)	—
Proceeds from bank-owned life insurance death benefits and policy surrenders	4,308	56,799	2,376
Net cash (paid) received from acquisition of NBC Corp. of Oklahoma	150,431	—	—
Net cash (paid) received from acquisition of Rockhold	—	60,914	—
Net cash (paid) received from acquisition of KansasLand bank	—	1,261	—

Net cash (used in) provided by investing activities	136,918	123,729	232,170
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(42,850)	(163,038)	(96,436)
Net change in federal funds purchased and retail repurchase agreements	(1,924)	(15,934)	(2,896)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	121,927	72,024	(138,864)
Proceeds from Federal Home Loan Bank term advances	1,196,466	1,200,000	1,366,091
Principal repayments on Federal Home Loan Bank term advances	(1,200,000)	(1,201,000)	(1,266,091)
Proceeds from Federal Reserve Bank borrowings	3,000	1,000	141,000
Principal payments on Federal Reserve Bank borrowings	(3,000)	(141,000)	(1,000)
Principal payments on bank stock loan	—	(691)	—
Proceeds from issuance of common stock, net	(73)	86,980	—
Proceeds from exercise of employee stock options	316	3,506	203
Proceeds from employee stock purchase plan	882	726	784
Proceeds from subordinated debt	75,000	—	—
Debt issue cost	(1,195)	—	—
Principal payments on subordinated debt	(75,000)	—	—
Purchase of treasury stock	(13,986)	(11,859)	(17,900)
Net change in contractual obligations	(12,359)	(15,748)	(12,303)
Dividends paid on common stock	(11,417)	(7,892)	(6,614)
Net cash provided by (used in) financing activities	35,787	(192,926)	(34,026)
Net change in cash and cash equivalents	224,070	4,648	274,671
Cash and cash equivalents, beginning of period	383,747	379,099	104,428
Ending cash and cash equivalents	$607,817	$383,747	$379,099
Supplemental cash flow information:
Interest paid	$100,278	$116,193	$80,807
Income taxes paid, net of refunds	(11,326)	6,195	3,467
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	3,032	2,656	1,086
Other real estate owned transferred from premises and equipment	—	1,822	—
Other repossessed assets acquired in settlement of loans	1,357	5,454	505
Operating leases recognized	1,200	784	690
Purchase of investments in tax credit structures and resulting contractual obligations	10,500	8,500	16,400
Total fair value of assets acquired in purchase of Rockhold, net of cash	—	301,018	—
Total fair value of liabilities assumed in purchase of Rockhold	—	360,632	—
Total fair value of assets acquired in purchase of KansasLand , net of cash	—	50,572	—
Total fair value of liabilities assumed in purchase of KansasLand	—	51,002	—
Total fair value of assets acquired in purchase of NBC Corp. of Oklahoma , net of cash	729,674	—	—
Total fair value of liabilities assumed in purchase of NBC Corp. of Oklahoma	835,364	—	—

See accompanying notes to consolidated financial statements.

EQUITY BANCSHARES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025, 2024, and 2023

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

The Company primarily utilizes a probability of default (“PD”) and loss given default (“LGD”) modeling approach for historical loss coupled with a macroeconomic factor analysis derived from a statistical regression of loss experience correlated to changes in economic factors for all commercial banks operating within our geographical footprint. The macroeconomic regression is based on a multivariate approach and includes key indicators that provide the highest cumulative adjusted R-square figure. Economic factors include, but are not limited to, national unemployment, gross domestic product, market interest rates and property pricing indices. To arrive at the most predictive calculation, a lag factor was applied to these inputs, resulting in current and historic economic inputs driving the projection of loss over our reasonable, supportable forecast period which management has defined as 12 to 24 months for all portfolio segments. Following the reasonable and supportable forecast period loss experience immediately reverts to the longer run historical loss experience of the Company. The resultant loss rates are applied to the estimated future exposure at default (“EAD”), as determined based on contractual amortization terms through an average default month and estimated prepayment experience in arriving at the quantitative reserve within our allowance for credit losses.

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

Naming Rights: Naming rights results from arrangements with third-party entities that are a part of the Company's market communities. Payments made for naming rights are capitalized when they provide a future economic benefit and are amortized on a straight-line basis over the contractual term of the related agreement. Naming rights of $5,703 and $957 were included in other assets on the balance sheet for the years ended 2025 and 2024.

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

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities and are computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position will be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is more likely than not to be realized on examination. The Company recognizes interest and/or penalties related to income tax matters in income tax expense. During the tax year ended December 31, 2024, a Corporate Application for Tentative Refund was filed to carry back excess general business credits from 2023 to 2020, 2021 and 2022 tax years resulting in related interest income net of federal tax expense of $631 which was recorded to income tax expense as a benefit for 2025. There were no material amounts to report for interest or penalties incurred in 2024 or 2023.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Additional discussion of loss contingencies at December 31, 2025, is presented in a subsequent note.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Management determined the items reclassified are immaterial to the consolidated financial statements, taken as a whole, and did not result in a change in equity or net income for years ended December 31, 2025, 2024, and 2023.

Recent Accounting Pronouncements:

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

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The amendments in ASU 2024-03, update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments will require an the Company to disclose employee compensation, depreciation, and intangible amortization included in each relevant expense caption on the face of the income statement. In addition, certain amounts already required to be disclosed under other current GAAP will be disclosed in this disaggregation and a qualitative description of the remaining amounts remaining in each relevant expense caption. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis; however, retrospective application is permitted. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, this guidance will impact the Company's financial statement disclosures.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans. The amendments in ASU 2025-08, amends the guidance in ASC 326 to expand and clarify the accounting for acquired loans, including “purchased seasoned loans,” with the objective of addressing concerns about complexity and potential double counting of expected credit losses in acquisition accounting. ASU 2025-08 requires entities to apply the amendments prospectively to loans acquired on or after the initial application date and does not require retrospective restatement of prior periods. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company expects to adopt the provisions of ASU 2025-08 in connection with its acquisition of Frontier Holdings LLC, that took place during 2026 and will apply the guidance prospectively to loans acquired in the transaction and any subsequent acquisitions occurring on or after initial adoption. The Company is currently evaluating the impact that the adoption of ASU 2025-08 will have on its consolidated financial statements and related disclosures. Based on preliminary assessments, the early adoption of the ASU is expected to affect the timing and measurement of expected credit losses for acquired performing loans.

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements. The amendments in ASU 2025-09, will cause the guidance in ASC 815 to more closely align hedge accounting with the economics of an entities risk management activities by: (1) allowing aggregating in a group of individual forecasted transaction in a cash flow hedge that have similar risk exposure rather than shared risk exposure; (2) allows the application of cash flow hedge accounting on variable rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor; (3) permits hedge accounting for forecasted purchases and sales of non-financial assets, that meet specific criteria, to apply hedge accounting to eligible components of forecasted sport-market transactions, forward-market transactions and subcomponents of an agreements pricing formula; (4) eliminates the requirement to apply the net written options test to a compound derivative that comprises a swap and a written option designated in a cash flow or fair value hedge of interest rate risk; and (5) eliminates the recognition and presentation mismatch related to a dual hedge strategy, when a foreign currency denominated debt instrument is both designated as the hedge in a net investment hedge and as the hedged item in a fair value hedge of interest rate risk. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this Update. Entities should apply the amendments in this update on a prospective basis for all hedging relationships. The company is currently evaluating the impact of adoption of ASU 2025-09, but does not expect it to have a significant impact on the Company's financial condition, results of operations or cash flows.

In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832), Accounting for Government Grants Received by Business Entities. The amendments in ASU 2025-10, establish accounting guidance for grants related to assets and grants related to income. A grant related to an asset is a grant or part of a grant that is conditioned on the purchase, construction, or acquisition of an asset. A grant related to income is a grant or part of a grant that reimburses a business entity for operating expenses. This update requires that a government grant received shall not be recognized by a business entity until it is probable that a business entity will comply with the conditions of the grant and the entity meets the recognition guidance for the grant. A grant related to an asset is required to be recognized on the balance sheet using the deferred income approach or as an adjustment to the cost basis, and a grant related to income will be recognized using the deferred income approach. The amendments in this update are effective for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. Early adoption is permitted in both interim and annual reporting periods in which financial statements have not yet been issued or made available for issuance. If early adoption is elected in an interim reporting period it must be adopted as of the beginning of the annual reporting period. This update allows the modified prospective approach, modified retrospective approach, or a retrospective approach as allowable transition methods. The company is currently evaluating the impact of adoption of ASU 2025-10, but does not expect it to have a significant impact on the Company's financial condition, results of operations or cash flows.

NOTE 2 – BUSINESS COMBINATIONS

On August 29, 2025 the Company entered into an agreement and plan of reorganization with Frontier Holdings LLC, ("Frontier"). Acquisition-related costs associated with the Frontier transaction during the year ended December 31, 2025 were $730 ($577 on an after-tax basis). The Company closed the Frontier acquisition on January 1, 2026 with the core conversion being completed over the weekend starting on February 14, 2026. For additional information see “NOTE 25 – SUBSEQUENT EVENTS”

Acquisition of NBC Corp. of Oklahoma: At close of business on July 2, 2025, the Company acquired 100% of the outstanding common shares of NBC Corp. of Oklahoma ("NBC"). NBC is the parent company of NBC Oklahoma, which has seven branch locations in Oklahoma City, Altus, Kingfisher and Enid, as well as a loan production office in Alva. Results of operations of NBC were included in the Company's results of operations beginning of July 2, 2025. Acquisition-related costs associated with this acquisition were $7,426 ($5,866 on an after-tax basis) and are included in merger expense in the Company's income statement for the year ended December 31, 2025.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is currently still ongoing. The acquisition was an expansion of the Company's current footprint in Oklahoma with the addition of seven branch locations throughout the state.

The following table summarizes the amounts of assets acquired and liabilities assumed by NBC on July 2, 2025.

Fair value of consideration:
Cash	$15,267
Common Stock	73,741
$89,008

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$165,698
Interest bearing time deposits in other banks	566
Available-for-sale securities	17,038
Loans	661,513
Premises and equipment	12,939
Bank-owned life insurance	11,860
Core deposit intangible	11,168
Other assets	14,590
Total assets acquired	895,372
Deposits	806,007
Federal funds purchased and retail repurchase agreements	4,542
Federal Home Loan Advances	3,534
Interest payable and other liabilities	21,281
Total liabilities assumed	835,364
Total identifiable net assets	60,008
Goodwill	29,000
$89,008

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

Assuming the NBC acquisition would have taken place on January 1, 2024, total combined revenue would have been $229,293 for the year ended December 31, 2025, and $224,984 for the year ended December 31, 2024. Net income would have been $17,200 for the year ended December 31, 2025, and $67,082 for the year ended December 31, 2024. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former NBC locations are not available following the acquisition.

Acquisition of Bank of Kirksville: At close of business on February 9, 2024, the Company acquired 100% of the outstanding common shares of Rockhold BanCorp ("Rockhold"), the holding company of the Bank of Kirksville (“BOK”), based in Kirksville, Missouri. Results of operations of BOK were included in the Company’s results of operations beginning February 10, 2024. Acquisition-related costs associated with this acquisition were $3,420 ($2,597 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2024. For the year ended December 31, 2025, there were no costs related to this acquisition.

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

Acquisition of KansasLand Bank: At close of business on July 1, 2024, the Company acquired 100% of the outstanding common shares of KansasLand Bancshares, Inc. ("KansasLand"), the holding company of KansasLand Bank (“KSL”), which has two branch locations in Quinter and Americus, Kansas. Results of operations of KSL were included in the Company’s results of operations beginning July 2, 2024. Acquisition-related costs associated with this acquisition were $1,041 ($791 on an after-tax basis) and are included in merger expense in the Company’s income statement for the year ended December 31, 2024. Additional acquisition-related costs for this acquisition were recognized in 2025 of $1 and are included in merger expense in the Company's income statement for the year ended December 31, 2025.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$25,960	$338	$—	$—	$26,298
U.S. Treasury securities	35,134	116	—	—	35,250
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	763,827	9,598	(1,280)	—	772,145
Private label residential mortgage-backed securities	4,441	—	(115)	—	4,326
Corporate	92,142	734	(1,078)	—	91,798
Small Business Administration loan pools	80,199	130	(124)	—	80,205
State and political subdivisions	20,767	70	(291)	—	20,546
	$1,022,470	$10,986	$(2,888)	$—	$1,030,568
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$71,173	$68	$(6,147)	$—	$65,094
U.S. Treasury securities	86,523	118	(78)	—	86,563
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	600,558	887	(35,935)	—	565,510
Private label residential mortgage-backed securities	144,971	—	(20,307)	—	124,664
Corporate	61,947	177	(3,472)	—	58,652
Small Business Administration loan pools	30,212	59	(343)	—	29,928
State and political subdivisions	83,868	27	(9,851)	—	74,044
	$1,079,252	$1,336	$(76,133)	$—	$1,004,455

The December 31, 2024, table has been revised to correct the presentation of securities with an amortized cost of $23,670 and fair value of $23,662. The securities, which are included in small business administration loan pools, were previously included in government-sponsored residential mortgage-backed securities.

The amortized cost and fair value of held-to-maturity securities and the related gross unrealized gains and losses were as follows.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,967	$131	$—	$—	$4,098
State and political subdivisions	1,281	30	—	—	$1,311
	$5,248	$161	$—	$—	$5,409
December 31, 2024
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,932	$3	$(26)	$—	$3,909
State and political subdivisions	1,285	26	(6)	—	1,305
	$5,217	$29	$(32)	$—	$5,214

The fair value and amortized cost of debt securities at December 31, 2025, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$43,009	$43,093	$—	$—
One to five years	43,813	44,357	—	—
Five to ten years	80,723	80,168	170	170
After ten years	6,458	6,274	1,111	1,141
SBA loan pools	80,199	80,205	—	—
Mortgage-backed securities	768,268	776,471	3,967	4,098
Total debt securities	$1,022,470	$1,030,568	$5,248	$5,409

The following table shows the carrying value and fair value of securities pledged as collateral, to secure public deposits, borrowings from the Federal Reserve Bank and retail purchase obligations at December 31, 2025, and December 31, 2024.

	December 31, 2025		December 31, 2024
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$785,200	$793,014	$732,935	$690,855
Federal Home Loan Bank pledging	—	—	104,888	90,406
Federal Reserve Bank borrowings	2,002	2,042	10,481	10,358
Retail repurchase agreements	40,898	41,481	49,021	45,249
Total securities pledged	$828,100	$836,537	$897,325	$836,868

The following tables show gross unrealized losses and fair value aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position at December 31, 2025, and 2024.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	129,917	(519)	28,089	(761)	158,006	(1,280)
Private label residential mortgage-backed securities	—	—	4,326	(115)	4,326	(115)
Corporate	11,837	(73)	24,225	(1,005)	36,062	(1,078)
Small Business Administration loan pools	23,308	(52)	8,629	(72)	31,937	(124)
State and political subdivisions	2,807	(109)	9,460	(182)	12,267	(291)
Total	$167,869	$(753)	$74,729	$(2,135)	$242,598	$(2,888)
December 31, 2024
Available-for-sale securities
U.S. Government-sponsored entities	$15,084	$(62)	$32,195	$(6,085)	$47,279	$(6,147)
U.S. Treasury securities	2,940	(1)	19,943	(77)	22,883	(78)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	148,954	(1,533)	268,364	(34,402)	417,318	(35,935)
Private label residential mortgage-backed securities	—	—	124,664	(20,307)	124,664	(20,307)
Corporate	1,765	(34)	47,022	(3,438)	48,787	(3,472)
Small Business Administration loan pools	23,812	(70)	2,284	(273)	26,096	(343)
State and political subdivisions	7,948	(89)	62,119	(9,762)	70,067	(9,851)
Total	$200,503	$(1,789)	$556,591	$(74,344)	$757,094	$(76,133)

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss	Fair Value	Unrecognized Loss
December 31, 2025
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$—	$—	$—	$—	$—	$—
State and political subdivisions	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$—
December 31, 2024
Held-to-maturity securities
Residential mortgage-backed (issued by government-sponsored entities)	$853	$(26)	$—	$—	$853	$(26)
State and political subdivisions	167	(6)	—	—	167	(6)
Total	$1,020	$(32)	$—	$—	$1,020	$(32)

The tables above present unrealized losses on available-for-sale securities since the date of purchase, independent of the impact associated with changes in cost basis upon transfer from the available-for-sale designation to the held-to-maturity designation. As of December 31, 2025, the Company held 76 available-for-sale securities in an unrealized loss position. There were no held-to-maturity securities in an unrecognized loss position.

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

The Company's private label residential mortgage-backed exposure consists of one security held by the Company and is senior in the capital structure, carry substantial credit enhancement and is 20% risk weighted by the Simplified Supervisory Formula Approach ("SSFA"). At December 31, 2025, the Company does not anticipate any credit losses in the private label residential mortgage-backed securities portfolio.

The Company's corporate debt exposure consists of 40 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade either by a Nationally Recognized Statistical Ratings Organization ("NRSRO") or by internal review. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At December 31, 2025, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 61 positions of which 65% of the positions are rated "A" or better by a NRSRO, and 44% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At December 31, 2025, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	2025	2024	2023
Proceeds	$436,331	$16,133	$490,108
Gross gains	—	31	—
Gross losses	53,293	298	52,013
Income tax expense (benefit) on net realized gains (losses)	(13,126)	(65)	(12,740)

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Investments in equity securities
Accounted for at fair value through net income	$1,182	$1,009
Accounted for at amortized cost assessed for impairment	2,362	1,982
Total investments in stocks	3,544	2,991
Investments in partnerships
Accounted for at equity method	3,037	2,500
Accounted for at hypothetical liquidation book value	1,306	1,961
Accounted for at proportional amortization	26,299	23,498
Total investments in partnerships	30,642	27,959
Total other investments	$34,186	$30,950

The unrealized gain/(loss) for investments accounted for at fair value that were still held at the reporting period were $159, $197 and $104 at December 31, 2025, 2024, and 2023.

The Company invests in certain qualified affordable housing projects, solar tax credits, and historic tax credits which are designated as being accounted for under proportional amortization. These investment balances are reflected in the other assets line in the consolidated balance sheets. Total unfunded commitments accounted for using the proportional amortization method totaled $10,208, $12,067 and $19,315 at December 31, 2025, 2024, and 2023. The Company expects to fulfill these commitments during the years 2026 through 2040.

The following table discloses the financial statement impact of tax credit investments at December 31, 2025, 2024 and 2023.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
December 31, 2025
Investments and tax credit structures:
Included in proportional amortization	$(6,554)	$(1,323)	$(7,878)	$7,230
Not included in proportional amortization	$—	$174	$174	$—

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

The investments and tax credit structures that are included in proportional amortization are low income housing tax credits, historic tax credits and solar tax credits. The amortization plus the total tax benefits for these investments are recorded in the income tax expense line in the consolidated statements of income and change in other assets in the consolidated statements of cash flows. Any cash distributions received on these investments are recorded to the other non-interest income line in the consolidated statements of income and net redemptions or purchases of correspondent and miscellaneous other stock line in the consolidated statements of cash flows. The investments and tax credit structures not included in proportional amortization have the losses reported in other non-interest expense and gains/losses from regular distributions and distributions from liquidation are reported in other non-interest income consolidated statements of income. Net redemptions or purchases of these investment and tax credit structures is reported in net redemptions (purchases) of correspondent and miscellaneous other stock in the consolidated statements of cash flows. The amortization expense for the year ended December 31, 2025, and 2024 is included in the table above in the investment amortization included in income tax expense. Additionally, during the years ended December 31, 2025, 2024, and 2023 the Company recognized tax credits from its investment in affordable housing tax credits of $1,994, $1,793 and $1,327.

Contingent contributions for investment tax credit structures not subject to proportional amortization were zero for both years ended December 31, 2025, and 2024.

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

The following table reconciles the outstanding balance of loans at December 31, 2025 and 2024.

	2025	2024
Net loan balance	$4,216,011	$3,504,218
Loan origination fees and expenses	(2,964)	(848)
Merger fair value adjustments	(16,396)	(6,300)
Hedge fair market value adjustments	(1,129)	(1,658)
Purchased premium and discounts	2,658	5,404
Total	$4,198,180	$3,500,816

The following table lists categories of loans at December 31, 2025 and 2024.

	2025	2024
Commercial real estate	$2,226,348	$1,830,514
Commercial and industrial	816,885	658,865
Residential real estate	582,145	566,766
Agricultural real estate	278,927	267,248
Agricultural	188,475	87,339
Consumer	105,400	90,084
Total loans	4,198,180	3,500,816
Allowance for credit losses	(52,756)	(43,267)
Net loans	$4,145,424	$3,457,549

From time to time the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During 2025 and 2024 the Company did not purchase any pools of residential loans. As of December 31, 2025, and 2024, residential real estate loans include $252,884 and $274,922 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During 2025 and 2024, the Company purchased $61,987 and $49,086 in loans guaranteed by governmental agencies.

The unamortized discount of merger purchase accounting adjustments related to non-purchase credit deteriorated loans included in the loan totals above are $12,853 and $4,659 with related loans of $627,644 and $252,309 at December 31, 2025, and 2024.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $878 and $329 at December 31, 2025, and 2024.

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

The allowance for credit losses is measured on a collective (pool) basis when similar risk characteristics exist. The Company has identified commercial real estate, commercial and industrial, residential real estate, agricultural real estate, agricultural production and consumer as portfolio segments and measures the allowance for credit losses using a historical loss rate method for each segment to estimate credit losses on a collective basis. The Company’s CECL calculation utilizes historical loss rates, average default month, average prepayment rates and exposure at default as assumptions to calculate an unadjusted historical loss estimate for the contractual term of the loans adjusted for prepayment. The historical loss estimate is then adjusted for the anticipated changes in the Company’s historical loss rate using a regression analysis and current economic variables over the next 12 to 24 months. The Company has selected 12 to 24 months as its reasonable and supportable forecast period and has selected an immediate reversion back to unadjusted historical loss rates for periods beyond the reasonable and supportable forecast period. The calculated historical loss estimate and the economic qualitative adjustment are further evaluated for change via a management qualitative adjustment factor. Management qualitative adjustments typically are anticipated changes in loss trends that are not reflected in the historical data to be used in forecasting.

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

The following tables present the activity in the allowance for credit losses by class for the years ended December 31, 2025, 2024, and 2023.

December 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Provision (reversal) for credit losses	3,092	4,946	(521)	722	(606)	1,320	8,953
Initial PCD on Acquired loans	1,857	212	25	408	574	—	3,076
Loans charged-off	(953)	(2,088)	(149)	(58)	(131)	(1,611)	(4,990)
Recoveries	1,093	755	160	93	61	288	2,450
Total ending allowance balance	$20,037	$17,830	$8,068	$4,669	$337	$1,815	$52,756

December 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520
Provision (reversal) for credit losses	1,525	(1,290)	681	1,464	(859)	1,025	2,546
Initial PCD on Acquired loans	—	128	227	330	306	9	1,000
Loans charged-off	(97)	(3,185)	(183)	(100)	(28)	(1,023)	(4,616)
Recoveries	44	398	44	92	25	214	817
Total ending allowance balance	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267

December 31, 2023	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for loan losses:
Beginning balance	$16,731	$14,951	$8,608	$819	$2,457	$2,281	$45,847
Provision (reversal) for credit losses	(3,330)	6,703	(806)	945	(1,509)	(130)	1,873
Loans charged-off	(20)	(3,791)	(80)	(54)	(108)	(901)	(4,954)
Recoveries	95	91	62	8	155	343	754
Total ending allowance balance	$13,476	$17,954	$7,784	$1,718	$995	$1,593	$43,520

The following tables present the recorded investment in loans and the balance in the allowance for credit losses by portfolio and class based on impairment method as of December 31, 2025, and 2024.

December 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$2,599	$2,341	$910	$342	$186	$171	$6,549
Collectively evaluated for credit losses	17,438	15,489	7,158	4,327	151	1,644	46,207
Total	$20,037	$17,830	$8,068	$4,669	$337	$1,815	$52,756
Loan Balance:
Individually evaluated for credit losses	$18,171	$21,905	$4,664	$2,886	$3,928	$770	$52,324
Collectively evaluated for credit losses	2,208,177	794,980	577,481	276,041	184,547	104,630	4,145,856
Total	$2,226,348	$816,885	$582,145	$278,927	$188,475	$105,400	$4,198,180

December 31, 2024	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$1,053	$1,618	$1,167	$701	$147	$201	$4,887
Collectively evaluated for credit losses	13,895	12,387	7,386	2,803	292	1,617	38,380
Total	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Loan Balance:
Individually evaluated for credit losses	$7,854	$8,593	$4,996	$5,839	$1,740	$871	$29,893
Collectively evaluated for credit losses	1,822,660	650,272	561,770	261,409	85,599	89,213	3,470,923
Total	$1,830,514	$658,865	$566,766	$267,248	$87,339	$90,084	$3,500,816

The following table presents information related to non-accrual loans at December 31, 2025.

December 31, 2025	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$3,795	$3,734	$—	$3,470	$66
Commercial and industrial	2,146	707	—	6,995	5
Residential real estate	610	552	—	110	31
Agricultural real estate	297	—	—	1,583	2
Agricultural	1,624	1,291	—	774	—
Consumer	14	—	—	—	—
Subtotal	8,486	6,284	—	12,932	104
With an allowance recorded:
Commercial real estate	7,461	6,758	1,639	6,821	182
Commercial and industrial	24,794	20,820	2,303	9,584	289
Residential real estate	3,975	3,704	875	4,103	66
Agricultural real estate	1,694	1,167	262	1,747	5
Agricultural	897	862	124	609	11
Consumer	719	681	162	753	19
Subtotal	39,540	33,992	5,365	23,617	572
Total	$48,026	$40,276	$5,365	$36,549	$676

The above table presents interest income for the twelve months ended December 31, 2025. Interest income recognized in the above table was substantially recognized on the cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

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

The following table presents the amount of non-accrual interest income written off for the twelve months ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Commercial real estate	$217	$227	$115
Commercial and industrial	910	405	309
Residential real estate	60	55	277
Agricultural real estate	83	203	6
Agricultural	107	103	2
Consumer	18	16	10
Total	$1,395	$1,009	$719

The following tables present the aging of the recorded investment in past due loans as of December 31, 2025 and 2024, by portfolio and class of loans.

December 31, 2025	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$4,411	$3,121	$—	$10,492	$2,208,324	$2,226,348
Commercial and industrial	3,830	1,655	1,146	21,527	788,727	816,885
Residential real estate	3,825	842	164	4,256	573,058	582,145
Agricultural real estate	1,194	480	—	1,167	276,086	278,927
Agricultural	715	656	1,300	2,153	183,651	188,475
Consumer	353	95	—	681	104,271	105,400
Total	$14,328	$6,849	$2,610	$40,276	$4,134,117	$4,198,180

December 31, 2024	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$3,502	$2,030	$156	$7,458	$1,817,368	$1,830,514
Commercial and industrial	1,314	644	25	7,798	649,084	658,865
Residential real estate	2,396	634	—	4,670	559,066	566,766
Agricultural real estate	457	312	—	5,751	260,728	267,248
Agricultural	411	80	—	592	86,256	87,339
Consumer	666	196	—	781	88,441	90,084
Total	$8,746	$3,896	$181	$27,050	$3,460,943	$3,500,816

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

The following table lists allowance for credit losses on off-balance sheet credit exposures as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024	December 31, 2023
Commercial real estate	$272	$188	$285
Commercial and industrial	1,409	1,170	1,053
Residential real estate	47	69	35
Agricultural real estate	4	1	2
Agricultural	—	12	3
Consumer	21	2	247
Total	$1,753	$1,442	$1,625

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

Based on the most recent analysis performed, the risk category of loans by type and year of origination, at December 31, 2025, is as follows.

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$429,259	$319,227	$162,815	$256,817	$162,737	$258,510	$614,449	$999	$2,204,813
Special Mention	—	115	—	73	—	—	667	—	855
Substandard	4,739	2,329	1,376	3,839	1,148	3,211	4,038	—	20,680
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$433,998	$321,671	$164,191	$260,729	$163,885	$261,721	$619,154	$999	$2,226,348
Commercial and industrial
Risk rating
Pass	$192,904	$120,288	$43,779	$48,264	$33,804	$25,293	$304,608	$849	$769,789
Special Mention	—	93	16,865	147	10	336	129	—	17,580
Substandard	319	16,822	7,547	1,144	215	1,832	1,637	—	29,516
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$193,223	$137,203	$68,191	$49,555	$34,029	$27,461	$306,374	$849	$816,885
Residential real estate
Risk rating
Pass	$49,089	$17,591	$30,673	$36,518	$242,578	$121,963	$78,442	$379	$577,233
Special Mention	—	—	—	—	—	277	—	—	277
Substandard	17	104	1,265	553	217	2,213	221	45	4,635
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$49,106	$17,695	$31,938	$37,071	$242,795	$124,453	$78,663	$424	$582,145
Agricultural real estate
Risk rating
Pass	$65,295	$43,928	$19,536	$16,115	$10,270	$49,537	$70,113	$270	$275,064
Special Mention	—	—	—	—	—	129	—	—	129
Substandard	—	—	2,146	78	407	1,103	—	—	3,734
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$65,295	$43,928	$21,682	$16,193	$10,677	$50,769	$70,113	$270	$278,927
Agricultural
Risk rating
Pass	$27,452	$20,798	$4,886	$1,649	$1,506	$2,618	$127,847	$224	$186,980
Special Mention	—	—	1	—	—	32	—	—	33
Substandard	56	87	143	130	17	663	366	—	1,462
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$27,508	$20,885	$5,030	$1,779	$1,523	$3,313	$128,213	$224	$188,475
Consumer
Risk rating
Pass	$37,830	$8,889	$9,933	$7,213	$3,326	$3,485	$34,044	$—	$104,720
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	17	61	216	223	119	44	—	—	680
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$37,847	$8,950	$10,149	$7,436	$3,445	$3,529	$34,044	$—	$105,400
Total loans
Risk rating
Pass	$801,829	$530,721	$271,622	$366,576	$454,221	$461,406	$1,229,503	$2,721	$4,118,599
Special Mention	—	208	16,866	220	10	774	796	—	18,874
Substandard	5,148	19,403	12,693	5,967	2,123	9,066	6,262	45	60,707
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$806,977	$550,332	$301,181	$372,763	$456,354	$471,246	$1,236,561	$2,766	$4,198,180

The risk category of loans by type and year of origination, at December 31, 2024, is as follows.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$332,078	$191,947	$337,048	$162,180	$148,732	$166,614	$474,324	$855	$1,813,778
Special Mention	331	—	103	—	—	378	497	—	1,309
Substandard	795	459	3,693	3,499	365	6,277	339	—	15,427
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$333,204	$192,406	$340,844	$165,679	$149,097	$173,269	$475,160	$855	$1,830,514
Commercial and industrial
Risk rating
Pass	$114,421	$78,335	$69,294	$32,227	$53,119	$16,902	$261,227	$994	$626,519
Special Mention	121	—	160	18	—	870	131	—	1,300
Substandard	8,256	8,189	315	274	1,113	1,592	10,563	667	30,969
Doubtful	—	—	—	—	—	77	—	—	77
Total commercial and industrial	$122,798	$86,524	$69,769	$32,519	$54,232	$19,441	$271,921	$1,661	$658,865
Residential real estate
Risk rating
Pass	$25,981	$33,933	$35,687	$260,180	$7,622	$130,242	$66,981	$572	$561,198
Special Mention	—	—	—	—	—	300	72	—	372
Substandard	—	195	253	403	123	3,370	807	45	5,196
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$25,981	$34,128	$35,940	$260,583	$7,745	$133,912	$67,860	$617	$566,766
Agricultural real estate
Risk rating
Pass	$52,369	$16,936	$24,551	$11,468	$20,508	$36,834	$95,410	$277	$258,353
Special Mention	1,541	—	151	—	—	138	595	—	2,425
Substandard	—	2,054	56	571	76	3,659	54	—	6,470
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$53,910	$18,990	$24,758	$12,039	$20,584	$40,631	$96,059	$277	$267,248
Agricultural
Risk rating
Pass	$15,428	$4,045	$5,364	$2,576	$3,674	$1,308	$53,757	$49	$86,201
Special Mention	—	—	—	—	—	32	—	—	32
Substandard	45	185	19	274	404	36	143	—	1,106
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$15,473	$4,230	$5,383	$2,850	$4,078	$1,376	$53,900	$49	$87,339
Consumer
Risk rating
Pass	$35,412	$17,503	$14,157	$5,765	$2,732	$2,724	$11,007	$—	$89,300
Special Mention	—	—	—	—	—	—	—	—	—
Substandard	13	234	289	170	43	35	—	—	784
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$35,425	$17,737	$14,446	$5,935	$2,775	$2,759	$11,007	$—	$90,084
Total loans
Risk rating
Pass	$575,689	$342,699	$486,101	$474,396	$236,387	$354,624	$962,706	$2,747	$3,435,349
Special Mention	1,993	—	414	18	—	1,718	1,295	—	5,438
Substandard	9,109	11,316	4,625	5,191	2,124	14,969	11,906	712	59,952
Doubtful	—	—	—	—	—	77	—	—	77
Total loans	$586,791	$354,015	$491,140	$479,605	$238,511	$371,388	$975,907	$3,459	$3,500,816

The following table discloses the charge-off and recovery activity by loan type and year of origination at December 31, 2025.

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$(23)	$(151)	$(543)	$(49)	$(187)	$—	$—	$(953)
Gross recoveries	—	3	—	402	2	686	—	—	1,093
Net charge-offs	$—	$(20)	$(151)	$(141)	$(47)	$499	$—	$—	$140
Commercial and industrial
Gross charge-offs	$(23)	$(98)	$(393)	$(63)	$(97)	$(1,355)	$(59)	$—	$(2,088)
Gross recoveries	—	2	48	104	88	394	119	—	755
Net charge-offs	$(23)	$(96)	$(345)	$41	$(9)	$(961)	$60	$—	$(1,333)
Residential real estate
Gross charge-offs	$—	$—	$(1)	$(34)	$—	$(112)	$(2)	$—	$(149)
Gross recoveries	—	—	—	55	—	99	6	—	160
Net charge-offs	$—	$—	$(1)	$21	$—	$(13)	$4	$—	$11
Agricultural real estate
Gross charge-offs	$—	$—	$—	$(18)	$—	$(40)	$—	$—	$(58)
Gross recoveries	—	—	—	17	—	76	—	—	93
Net charge-offs	$—	$—	$—	$(1)	$—	$36	$—	$—	$35
Agricultural
Gross charge-offs	$—	$(12)	$(15)	$(3)	$—	$(98)	$(3)	$—	$(131)
Gross recoveries	—	11	14	—	1	35	—	—	61
Net charge-offs	$—	$(1)	$(1)	$(3)	$1	$(63)	$(3)	$—	$(70)
Consumer
Gross charge-offs	$(293)	$(179)	$(282)	$(369)	$(97)	$(310)	$(81)	$—	$(1,611)
Gross recoveries	10	15	40	85	22	103	13	—	288
Net charge-offs	$(283)	$(164)	$(242)	$(284)	$(75)	$(207)	$(68)	$—	$(1,323)
Total loans
Gross charge-offs	$(316)	$(312)	$(842)	$(1,030)	$(243)	$(2,102)	$(145)	$—	$(4,990)
Gross recoveries	10	31	102	663	113	1,393	138	—	2,450
Net charge-offs	$(306)	$(281)	$(740)	$(367)	$(130)	$(709)	$(7)	$—	$(2,540)

The following table discloses the charge-off and recovery activity by loan type and year of origination at December 31, 2024.

December 31, 2024	2024	2023	2022	2021	2020	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$(17)	$—	$—	$—	$(80)	$—	$(97)
Gross recoveries	—	—	8	—	1	34	1	—	44
Net charge-offs	$—	$—	$(9)	$—	$1	$34	$(79)	$—	$(53)
Commercial and industrial
Gross charge-offs	$—	$(31)	$(360)	$(176)	$(486)	$(839)	$(1,293)	$—	$(3,185)
Gross recoveries	—	—	247	13	21	56	59	2	398
Net charge-offs	$—	$(31)	$(113)	$(163)	$(465)	$(783)	$(1,234)	$2	$(2,787)
Residential real estate
Gross charge-offs	$—	$—	$(134)	$(2)	$—	$(21)	$(26)	$—	$(183)
Gross recoveries	—	—	—	1	—	39	4	—	44
Net charge-offs	$—	$—	$(134)	$(1)	$—	$18	$(22)	$—	$(139)
Agricultural real estate
Gross charge-offs	$—	$—	$(11)	$(12)	$(1)	$(76)	$—	$—	$(100)
Gross recoveries	4	—	10	—	—	78	—	—	92
Net charge-offs	$4	$—	$(1)	$(12)	$(1)	$2	$—	$—	$(8)
Agricultural
Gross charge-offs	$—	$(2)	$(25)	$(1)	$—	$—	$—	$—	$(28)
Gross recoveries	—	1	22	1	1	—	—	—	25
Net charge-offs	$—	$(1)	$(3)	$—	$1	$—	$—	$—	$(3)
Consumer
Gross charge-offs	$(206)	$(105)	$(216)	$(183)	$(49)	$(191)	$(73)	$—	$(1,023)
Gross recoveries	8	10	19	34	10	122	11	—	214
Net charge-offs	$(198)	$(95)	$(197)	$(149)	$(39)	$(69)	$(62)	$—	$(809)
Total loans
Gross charge-offs	$(206)	$(138)	$(763)	$(374)	$(536)	$(1,127)	$(1,472)	$—	$(4,616)
Gross recoveries	12	11	306	49	33	329	75	2	817
Net charge-offs	$(194)	$(127)	$(457)	$(325)	$(503)	$(798)	$(1,397)	$2	$(3,799)

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at December 31, 2025, and 2024, that were both experiencing financial difficulty and modified during the twelve months ended December 31, 2025 and 2024, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

December 31, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$759	$901	$—	$1,660	0.07%
Commercial and industrial	156	2,554	—	2,710	0.33%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	230	—	—	230	0.12%
Consumer	—	—	—	—	0.00%
Total	$1,145	$3,455	$—	$4,600	0.11%

December 31, 2024	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$1,515	$9,933	$11,448	0.63%
Commercial and industrial	3,667	2,470	1,736	7,873	1.19%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	3,222	—	3,222	1.21%
Agricultural	—	1,641	168	1,809	2.07%
Consumer	—	—	—	—	0.00%
Total	$3,667	$8,848	$11,837	$24,352	0.70%

At December 31, 2025, and 2024, there were $3 and $1,145 in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended December 31, 2025, and 2024.

December 31, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$674	$76	$750
Commercial and industrial	137	—	—	137
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	230	230
Consumer	—	—	—	—
Total	$137	$674	$306	$1,117

December 31, 2024	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$643	$643
Commercial and industrial	393	2,967	617	3,977
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$393	$2,967	$1,260	$4,620

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the twelve months ended December 31, 2025, and 2024.

December 31, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.61
Commercial and industrial	—	—%	0.25
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.34

December 31, 2024	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.41
Commercial and industrial	—	—%	0.70
Residential real estate	—	—%	—
Agricultural real estate	—	—%	5.16
Agricultural	—	—%	0.80
Consumer	—	—%	—
Total loans	$—	—%	1.24

NOTE 5 – OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Changes in other real estate owned and other repossessed assets for the years ended December 31, 2025 and 2024 were as follows.

December 31, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of year	$4,773	$4,811	$9,584
Transfers in	3,032	1,357	4,389
Net (loss) gain on sales	(713)	49	(664)
Proceeds from sales	(1,704)	(5,639)	(7,343)
	5,388	578	5,966
Additions to valuation reserve	—	—	—
Capitalized cost	—	—	—
Recorded investment	$5,388	$578	$5,966

December 31, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of year	$1,833	$380	$2,213
Transfers in	4,478	5,454	9,932
Net (loss) gain on sales	8,688	(95)	8,593
Proceeds from sales	(9,397)	(928)	(10,325)
	5,602	4,811	10,413
Additions to valuation reserve	(829)	—	(829)
Capitalized cost	—	—	—
Recorded investment	$4,773	$4,811	$9,584

Expenses related to other real estate owned and other repossessed assets for the years ended December 31, 2025, 2024, and 2023 were as follows.

December 31, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$713	$(49)	$664
Gain on initial valuation of collateral	(101)	—	(101)
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	261	205	466
Total	$873	$156	$1,029

December 31, 2024	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(8,688)	$95	$(8,593)
Gain on initial valuation of collateral	(47)	—	(47)
Provision for unrealized losses	829	—	829
Operating expenses, net of rental income	169	117	286
Total	$(7,737)	$212	$(7,525)

December 31, 2023	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$78	$61	$139
Gain on initial valuation of collateral	(61)	(3)	(64)
Provision for unrealized losses	201	—	201
Operating expenses, net of rental income	324	17	341
Total	$542	$75	$617

The balance of other real estate owned includes $804 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at December 31, 2025, and $134 at December 31, 2024. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $776 at December 31, 2025, and $553 at December 31, 2024. Included in the other real estate owned balance at December 31, 2025 and 2024, is $2,141 related to closed bank locations transferred from premises and equipment.

NOTE 6 – PREMISES AND EQUIPMENT

Major classifications of premises and equipment, stated at cost, are as follows.

	2025	2024
Land	$23,582	$21,104
Buildings and improvements	119,236	101,513
Furniture, fixtures and equipment	38,628	34,003
	181,446	156,620
Less: accumulated depreciation	(44,726)	(39,488)
Premises and equipment, net	$136,720	$117,132

At December 31, 2025, the Company had lease liabilities totaling $3,527 and right-of-use assets totaling $3,528 related to operating leases. At December 31, 2024, the Company had lease liabilities totaling $3,601 and right-of-use assets totaling $3,600 related to operating leases. Lease liabilities and right-of-use assets are reflected in other liabilities and other assets.

Right-of-use asset and lease obligations by type of property are listed below.

December 31, 2025	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,528	$3,527	12.1	3.29%
Total operating leases	$3,528	$3,527	12.1	3.29%

December 31, 2024	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating leases
Land and building leases	$3,600	$3,601	12.5	3.29%
Total operating leases	$3,600	$3,601	12.5	3.29%

During 2023, the Company terminated two leases with a right-of-use asset balance of $2,051, lease liability of $2,062 and fees paid of $184, resulting in a loss of $173.

Operating lease costs are listed below.

	2025	2024	2023
Operating lease cost	$611	$597	$745
Short-term lease cost	—	—	—
Variable lease cost	88	79	110
Total operating lease cost	$699	$676	$855

There were no sales and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the periods ended December 31, 2025 or 2024.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability as of December 31, 2025, is listed below.

Lease payments
Due in one year or less	$596
Due after one year through two years	593
Due after two years through three years	475
Due after three years through four years	363
Due after four years through five years	269
Thereafter	2,027
Total undiscounted cash flows	4,323
Discount on cash flows	(796)
Total	$3,527

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

As of December 31, 2025, and December 31, 2024, management conducted a qualitative evaluation of current economic conditions, Company performance, stock price and other pertinent factors, finally concluding that no goodwill impairment is warranted at this time.

The carrying basis of goodwill and core deposit intangibles as of and for the years ended December 31, 2025 and 2024, were as follows.

	Goodwill	Core Deposit
Balance as of January 1, 2024	$53,101	$7,222
Acquired in acquisition	—	12,036
Amortization	—	(4,289)
Balance as of December 31, 2024	53,101	14,969
Acquired in acquisition	29,000	11,168
Amortization	—	(4,503)
Balance as of December 31, 2025	$82,101	$21,634

Estimated core deposit intangibles amortization expense for each of the following five years and thereafter is listed in the following table.

Expensed in one year or less	$4,585
Expensed after one year through two years	3,745
Expensed after two years through three years	2,997
Expensed after three years through four years	2,476
Expensed after four years through five years	2,100
Thereafter	5,731
Total	$21,634

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month London Interbank Offered Rate (LIBOR) or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At December 31, 2025, the portfolio of interest rate swaps had a weighted average maturity of 6.27 years, a weighted average pay rate of 4.45% and a weighted average rate received of 7.10%. At December 31, 2024, the portfolio of interest rate swaps had a weighted average maturity of 5.9 years, a weighted average pay rate of 4.60% and a weighted average rate received of 7.70%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated notes and Federal Home Loan Bank advance interest expense and prime rate adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at December 31, 2025 and 2024.

	December 31, 2025			December 31, 2024
	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received	Weighted average Maturity in years	Weighted average pay rate	Weighted average rate received
Subordinated note hedges	9.7	2.81%	6.10%	10.7	2.81%	7.01%
Variable rate FHLB advance hedges	0.2	3.59%	3.71%	1.2	3.58%	4.42%
Total cash flow hedges	0.9	3.53%	3.88%	1.9	3.54%	4.60%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans. Neither swap is designated as a hedge and both are marked to market through earnings. Through prior acquisitions, the Company obtained swap agreements with counterparties designed to offset the economic impact of fixed-rate loans. These swaps did not have corresponding agreements with the borrowers. At December 31, 2025, this portfolio of interest rate swaps had a weighted average maturity of 6.17 years, weighted average pay rate of 6.79% and a weighted average rate received of 6.82%. At December 31, 2024, this portfolio of interest rate swaps had a weighted average maturity of 5.6 years, a weighted average pay rate of 6.72% and a weighted average rate received of 6.85%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at December 31, 2025, and December 31, 2024.

	December 31, 2025			December 31, 2024
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$10,086	$935	$—	$14,503	$1,465	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	107,500	1,881	—	107,500	2,753	—
Total derivatives designated as hedging relationships	117,586	2,816	—	122,003	4,218	—
Derivatives not designated as hedging instruments:
Interest rate swaps	183,489	2,942	2,808	143,831	3,837	3,546
Total derivatives not designated as hedging instruments	183,489	2,942	2,808	143,831	3,837	3,546
Total	$301,075	5,758	2,808	$265,834	8,055	3,546
Cash collateral		—	3,359		—	7,270
Netting adjustments		(3,367)	(3,367)		(7,173)	(7,173)
Net amount presented in balance sheet		$2,391	$2,800		$882	$3,643

The table below lists designated and qualifying hedged items in fair value hedges at December 31, 2025, and December 31, 2024.

	December 31, 2025			December 31, 2024
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$14,337	$(1,129)	$(354)	$14,985	$(1,658)	$(399)
Total	$14,337	$(1,129)	$(354)	$14,985	$(1,658)	$(399)

The following table shows net gains or losses on derivatives and hedging activities for the years ended December 31, 2025, 2024, and 2023.

	2025	2024	2023
Derivatives designated as hedging instruments:
Interest rate swaps	$24	$18	$(17)
Total net gains (losses) related to derivatives designated as hedging instruments	24	18	(17)
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—
Total net gains (losses) related to derivatives designated as cash flow hedges	—	—	—
Total net gain (loss) related to hedging relationships	24	18	(17)
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	766	314	227
Total net gains (losses) related to derivatives not designated as hedging instruments	766	314	227
Net gains (losses) on derivatives and hedging activities	$790	$332	$210

The following table shows the recorded net gains or losses on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2025, 2024, and 2023.

	December 31, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(455)	$479	$24	$444
Total	$(455)	$479	$24	$444

	December 31, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(103)	$121	$18	$612
Total	$(103)	$121	$18	$612

	December 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(508)	$525	$17	$717
Total	$(508)	$525	$17	$717

The following table shows the recorded net gains or losses on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company’s net interest income for the years ended December 31, 2025, 2024 and 2023.

	December 31, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB Advance hedges	$(554)	$(421)	$662
Subordinated note hedges	(299)	(224)	264
Total	$(853)	$(645)	$926

	December 31, 2024
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$1,157	$876	$(1,267)
FHLB advance hedges	(116)	(86)	1,580
Subordinated note hedges	193	152	340
Total	$1,234	$942	$653

	December 31, 2023
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
Prime based receivable loan hedges	$3,164	$2,376	$(3,942)
FHLB advance hedges	684	517	1,246
Subordinated note hedges	(146)	(105)	246
Total	$3,702	$2,788	$(2,450)

NOTE 9 – DEPOSITS

Time deposits that met or exceeded the FDIC insurance limit of $250 totaled $480,526 and $335,565 as of December 31, 2025 and 2024.

At December 31, 2025 and 2024, Insured Cash Sweep (“ICS”) reciprocal demand deposits of $571,989 and $469,551 were included in the Company’s interest bearing deposits. Also included in savings and money market deposits are $100,226 and $100,596 of ICS reciprocal money market deposits. ICS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other ICS banks to ensure FDIC coverage on the entire deposit.

At December 31, 2025 and 2024, Certificate of Deposit Account Registry Services (“CDARS”) deposits of $51,691 and $35,393 were included in the Company’s time deposit balance. Of the CDARS deposits at December 31, 2025 and 2024, $51,691 and $35,393 were reciprocal customer funds placed in the CDARS program. CDARS allows Equity Bank to break large deposits into smaller amounts and place them in a network of other CDARS banks to ensure that FDIC insurance coverage is gained on the entire deposit. Reciprocal deposits are not considered brokered deposits as long as the aggregate balance is less than the lesser of 20% of total liabilities or $5 billion and Equity Bank is well capitalized and well rated. All non-reciprocal deposits and reciprocal deposits in excess of regulatory limits are considered brokered deposits.

The following table lists reciprocal and brokered deposits included in total deposits categorized by type.

	December 31, 2025	December 31, 2024
Interest bearing demand
Reciprocal	$571,989	$469,551
Non-reciprocal brokered	—	75,115
Total interest-bearing demand	571,989	544,666
Savings and money market
Reciprocal	100,226	100,596
Non-reciprocal brokered	1,605	—
Total saving and money market	101,831	100,596
Time
Reciprocal	51,691	35,393
Non-reciprocal brokered	70,170	49,998
Total time	121,861	85,391
Total reciprocal and brokered deposits	$795,681	$730,653

At December 31, 2025, the scheduled maturities of time deposits are as follows.

Due in one year or less	$870,143
Due after one year through two years	74,049
Due after two years through three years	14,347
Due after three years through four years	23,223
Due after four years through five years	2,756
Thereafter	350
Total	$984,868

NOTE 10 – BORROWINGS

Federal Funds Purchased and Retail Repurchase Agreements

Federal funds purchased and retail repurchase agreements included the following at December 31, 2025 and 2024.

	2025	2024
Federal funds purchased	$—	$—
Retail repurchase agreements	$39,864	$37,246

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $41,481 and $45,249 at December 31, 2025 and 2024. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at and for the years ended December 31, 2025 and 2024.

	2025	2024
Average daily balance during the period	$41,479	$39,791
Average interest rate during the period	1.77%	1.89%
Maximum month-end balance during the period	$46,708	$47,312
Weighted average interest rate at period-end	1.46%	1.74%

Federal Home Loan Bank advances

The Federal Home Loan Bank advances as of December 31, 2025, and 2024 were as follows.

	2025	Weighted Average Rate	2024	Weighted Average Rate
Federal Home Loan Bank line of credit advances	$200,000	3.89%	$78,073	4.57%
Federal Home Loan Bank fixed-rate term advances	100,000	3.84%	100,000	4.50%
Total Federal Home Loan Bank advances	$300,000	3.87%	$178,073	4.53%

At December 31, 2025 and 2024, the Company had undisbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $64,635 and $118,326. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $932,939 at December 31, 2025, and qualifying loans of $885,128 and securities of $79,417 for a total of $964,545 at December 31, 2024. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $567,399 and $667,092 at December 31, 2025 and 2024.

Federal Reserve Bank Borrowings

At December 31, 2025 and 2024, the Company had a borrowing capacity of $1,863,782 and $648,183, for which the Company has pledged loans with an outstanding balance of $2,456,465 at December 31, 2025 and pledged loans with an outstanding balance of $852,957 and securities with a fair value of $9,070 at December 31, 2024. At December 31, 2025 and December 31, 2024 there were no outstanding borrowings under the Federal Reserve's Bank Term Funding Program.

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

The loan was renewed and amended on February 10, 2026, with the same terms as the previous renewal and a new maturity date of February 10, 2027. The maximum borrowing amount at December 31, 2025, was $25,000.

There were no bank stock loan advances as of December 31, 2025, or December 31, 2024.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. For the twelve months ended December 31, 2025, the Company was in compliance with all terms of the borrowing facility. For the twelve months ended December 31, 2024, the Company was in compliance with all terms of the borrowing facility.

NOTE 11 – SUBORDINATED DEBT

The following table lists outstanding subordinated debt as of December 31, 2025 and 2024.

	2025	2024
Subordinated debentures	$24,308	$23,946
Subordinated notes	73,837	73,531
Total	$98,145	$97,477

Subordinated Debentures

In conjunction with the 2012 acquisition of First Community Bancshares, Inc. (FCB), the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company, FCB Capital Trust II and FCB Capital Trust III, (“CTII” and “CTIII”, respectively).

On March 24, 2005, CTII, an unconsolidated subsidiary of the Company, issued $10,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2025 and 2024. The trust preferred securities issued by CTII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 2.00%; however, on July 12, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 2.00% on the stated liquidation amount of the trust preferred securities. As an integral part of the acquisition of FCB, the

Company has guaranteed fully and unconditionally all of the obligations of CTII. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part, on or after April 15, 2015, at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $310 in common securities to FCB were used by CTII to purchase $10,310 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

On March 30, 2007, CTIII, an unconsolidated subsidiary of the Company, issued $5,000 of variable rate trust preferred securities, all of which are outstanding at December 31, 2025 and 2024. The trust preferred securities issued by CTIII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 1.89%; however, on September 15, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 1.89% on the stated liquidation amount of the trust preferred securities. As an integral part of the acquisition of FCB, the Company has guaranteed fully and unconditionally all of the obligations of CTIII. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $155 in common securities to FCB were used by CTIII to purchase $5,155 of floating rate subordinated debentures of FCB which have the same payment terms as the trust preferred securities.

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

On December 19, 2002, CFBI., an unconsolidated subsidiary of the Company, issued $5,155 of variable rate trust preferred securities, all of which are outstanding at December 31, 2025 and 2024. As an integral part of the acquisition of CFBI, the Company has guaranteed fully and unconditionally all of the obligations of CFBI. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $5,000 in common securities to CFBI were used by CFBI to purchase $5,155 of floating rate subordinated debentures of CFBI which have the same payment terms as the trust preferred securities.

In conjunction with the 2021 acquisition of ASBI, the Company assumed certain subordinated debentures owed to a special purpose unconsolidated subsidiary, American State Bank Statutory Trust I, (“ASBSTI”). The trust preferred securities issued by ASBSTI were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 1.80%; however, on September 15, 2023, after the LIBOR transition it will now accrue and pay distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of .26% plus 1.80% on the stated liquidation amount of the trust preferred securities, all of which are outstanding at December 31, 2025, and December 31, 2024. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption.

On September 15, 2005, ASBSTI, an unconsolidated subsidiary of the Company, issued $7,500 of variable rate trust preferred securities, all of which are outstanding at December 31, 2025 and 2024. As an integral part of the acquisition of ASBI, the Company has guaranteed fully and unconditionally all of the obligations of ASBSTI. The guaranty covers the quarterly distributions and payments on liquidation or redemption of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption. The Company has the right to redeem the trust preferred securities in whole or in part at a redemption price specified in the indenture plus any accrued but unpaid interest to the redemption date. The proceeds from the sale of the trust preferred securities and the issuance of $232 in common securities to ASBI were used by ASBSTI to purchase $7,732 of floating rate subordinated debentures of ASBI which have the same payment terms as the trust preferred securities.

The Company recorded debentures at an estimated fair value of $8,270, $4,187 and $7,732 as part of the acquisitions of FCB,CFBI and ASBSTI. The initial fair value adjustments will be amortized against earnings on a prospective basis.

At December 31, 2025 and 2024, the contractual balance and the unamortized fair value adjustments were as shown below.

	2025			2024
		Weighted Average Rate	Weighted Average Term in Years		Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.17%	9.3	$10,310	6.92%	10.3
CTIII subordinated debentures	5,155	5.87%	11.5	5,155	6.51%	12.5
CFSTI subordinated debentures	5,155	7.20%	7.0	5,155	7.84%	8.0
ASBII subordinated debentures	7,732	5.78%	9.7	7,732	6.42%	10.7
Total contractual balance	28,352			28,352
Fair market value adjustments	(4,044)			(4,406)
Total subordinated debentures	$24,308			$23,946

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

On July 17, 2025, the Company entered into new Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $75,000 in aggregate principal amount of its 7.125% Fixed-to-Floating Rate Subordinated notes due 2035. The notes were issued under an Indenture, dated as of July 17, 2025 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee. The notes will mature on August 1, 2035. From July 17, 2025, through August 1, 2030, the Company will pay interest on the notes semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026, at a fixed interest rate of 7.125%. Beginning August 1, 2030 the notes convert to a floating interest rate, to be reset quarterly, equal to the then-current Three-Month Term SOFR, as defined in the Indenture, plus 349 basis points for each quarterly interest period during the floating rate period. Interest payments during the floating-rate period will be paid quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, commencing on November 1, 2030.

Subordinated notes as of December 31, 2025, and December 31, 2024, are listed below.

	December 31, 2025			December 31, 2024
		Weighted Average Rate	Weighted Average Term in Years		Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.13%	9.6	$75,000	7.00%	5.5
Total principal outstanding	75,000			75,000
Debt issuance cost	(1,163)			(1,469)
Total subordinated notes	$73,837			$73,531

Subordinated notes are included in Tier 2 capital for purposes of determining the Company’s compliance with regulatory capital requirements.

Future Principal Repayments

Future principal repayments of the December 31, 2025, outstanding balances for all borrowings are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$39,864	$300,000	$—	$—	$339,864
Due after one year through two years	—	—	—	—	—
Due after two years through three years	—	—	—	—	—
Due after three years through four years	—	—	—	—	—
Due after four years through five years	—	—	—	—	—
Thereafter	—	—	28,352	75,000	103,352
Total	$39,864	$300,000	$28,352	$75,000	$443,216

NOTE 12 – STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. There were no shares of preferred stock outstanding at December 31, 2025, 2024, or 2023.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

On December 2, 2024, the Company entered into an underwriting agreement in connection with the registered private offering of 1,797,600 shares of the Company's Class A common stock at a price of $44.50 per share, including the underwriters' option to purchase 269,640 additional shares of Class A common stock, with an underwriter discount price of $27.44 per share. On December 4, 2024, the company issued and sold 2,067,240 shares of its Class A common stock pursuant to the underwriting agreement, which included the exercise in full of the underwriters' option to purchase additional shares of Class A common stock. The net proceeds to the Company from the common stock offering after deducting underwriting discounts and offering expenses payable by the Company, were approximately $86,959.

At December 31, 2025 and 2024, the following table presents shares that were issued and were held in treasury or were outstanding.

	2025	2024
Class A common stock – issued	24,688,892	22,807,163
Class A common stock – held in treasury	(5,735,107)	(5,379,537)
Class A common stock – outstanding	18,953,785	17,427,626
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in, first-out method.

In September of 2022, the Company’s Board of Directors authorized an additional repurchase of up to 1,000,000 shares of the Company’s outstanding common stock, from time to time, beginning October 1, 2022, and concluding September 30, 2023. Under this program, during the year ended December 31, 2023 and 2022, the company repurchased a total of 832,893 shares of the Company’s outstanding common stock at an average price paid of $27.89 per share. At September 30, 2023, there were 167,107 shares remaining under this program that expired.

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

In September of 2024, the Company's Board of Directors approved a share repurchase plan for up to 1,000,0000 shares of outstanding common stock beginning on October 1, 2024, and concluding on September 30, 2025. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares and it could be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received October 7, 2024. Under this program, during years ended December 2025 and 2024, the Company repurchased a total of 175,732 shares of the Company's outstanding common stock at an average price paid of $37.11 per share. At September 30, 2025, there were 816,768 shares remaining under the program that expired.

In September of 2025, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2025, and concluding on September 30, 2026. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received September 23, 2025. Under this program, during year ended December 2025, the Company repurchased a total of 172,338 shares of the Company's outstanding common stock at an average price paid of $41.69 per share. At December 31, 2025, there were 808,577 shares remaining under the program.

Accumulated Other Comprehensive Income (Loss)

For the years ended December 31, 2025 and December 31, 2024, accumulated other comprehensive income consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges. During 2025, 2024, and 2023, there were $(53,293), $(267) and $(52,013) of gains/(losses) reclassified from accumulated other comprehensive income/(losses) to net gains on sales of and settlement of securities within the consolidated statements of income.

Components of accumulated other comprehensive income as of December 31, 2025 and 2024, were as follows.

	Available -for-Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income
December 31, 2025
Net unrealized or unamortized gains (losses)	$8,098	$1,220	$9,318
Tax effect	(1,996)	(290)	(2,286)
	$6,102	$930	$7,032
December 31, 2024
Net unrealized or unamortized gains (losses)	$(74,797)	$2,073	$(72,724)
Tax effect	18,041	(498)	17,543
	$(56,756)	$1,575	$(55,181)

NOTE 13 – INCOME TAXES

Income tax expense for the year ended December 31, 2025, 2024, and 2023 is listed in the following table. The Company does not conduct business outside the United States and has no foreign income or foreign tax expense.

	2025	2024	2023
Current income tax expense
Federal	$7,960	$13,847	$(3,072)
State	799	1,017	101
Total current income tax expense	8,759	14,864	(2,971)
Deferred income tax expense (benefit)
Federal	(4,468)	2,703	(2,349)
State	(637)	(1,907)	(86)
Total deferred income tax expense (benefit)	(5,105)	796	(2,435)
Total income tax expense	$3,654	$15,660	$(5,406)

The Company adopted ASU 2023-09 “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” on a prospective basis beginning with the year ended December 31, 2025. A reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2025) to the Company’s actual income tax expense for the year ended December 31, 2025 is shown below.

	2025	ETR
Computed at the Statutory rate	$5,540	21.0%
Increase (decrease) resulting from:
State and local taxes, net of federal benefit(1)	491	1.9%
Tax Credits
Federal tax credits	(8)	0.0%
PAM investments	(453)	(1.7)%
Non-taxable or non-deductible items
Tax-exempt interest	(524)	(2.0)%
Non-taxable life insurance income	(1,620)	(6.1)%
Captive income excluded	(331)	(1.3)%
Transaction costs	338	1.3%
Executive compensation	416	1.6%
Other	436	1.6%
Other
Tax interest or expense included in income	(631)	(2.4)%
Income tax expense	$3,654	13.9%

(1) State taxes in Kansas made up the majority (greater than 50%) of the tax effect in this category.

The following table presents the required disclosures prior to our adoption of ASU 2023-09 and a reconciliation of income tax expense at the U.S. federal statutory rate (21% in 2024 and 2023) to the Company’s actual income tax expense for the year ended December 31, 2024, and 2023.

	2024	2023
Computed at the statutory rate	$16,439	$507
Increase (decrease) resulting from:
State and local taxes, net of federal benefit	364	(517)
Tax-exempt interest	(332)	(412)
Non-taxable life insurance income	(1,043)	(852)
Non-deductible expenses	426	814
Share-based payments	(477)	2
Federal tax credits	(92)	(3,715)
Investments reported under proportional amortization method	(1,441)	(1,253)
Bargain purchase gain	(448)	—
Change in valuation allowance	(1,410)	98
Other	316	171
Non-deductible transactions costs	56	62
Captive insurance company	(273)	(311)
BOLI surrender	3,575	—
Income tax expense	$15,660	$(5,406)

The decrease in income tax expense when comparing December 31, 2024 to December 31, 2025 is the result of prior year gains on the surrender of BOLI and related penalties offset by tax planning benefits, both of which did not recur in the current year. The non-recurring impacts from the prior year, in conjunction with current year benefits from interest income related to a Corporate Application for Tentative refund filed to carry back excess general business credits combined with other permanent tax benefits, offset by return to provision adjustments related to the 2024 federal income tax return resulted in an overall decrease in the tax rate year over year which was amplified by a reduction in year over year pre-tax income due to the current year sale of bonds.

Components of deferred tax assets and liabilities at December 31, 2025 and 2024 are shown in the table below.

	2025	2024
Deferred tax assets
Allowance for credit losses	$13,423	$10,812
Tax credit carryforwards	5,137	635
Goodwill amortization	1,657	1,952
Accrued compensation	2,800	2,270
Net operating loss and attribute carryforwards	3,700	3,473
Net unrealized (gains) losses on securities and cash flow hedges	—	17,544
Other real estate owned	667	661
Acquired loans fair market value adjustments	2,874	81
Deferred Revenue	1,844	209
Acquired securities retained	772	1,114
Other	1,126	650
Gross deferred tax assets	34,000	39,401
Deferred tax liabilities
Assumed debt fair market value adjustments	961	1,061
Depreciation	5,793	5,222
Federal Home Loan Bank stock dividends	89	121
Core deposit intangibles	4,455	2,644
Net unrealized (gains) losses on securities and cash flow hedges	2,285	—
Prepaid expenses	704	684
Other	977	841
Gross deferred tax liabilities	15,264	10,573
Valuation allowance	(752)	(852)
Net deferred tax asset (liability)	$17,984	$27,976

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. The Company generated excess capital losses of $463 in 2025. Capital losses may generally be carried back three years and carried forward five years and are expected to be utilized before the expiration date of December 31, 2030. Additionally, the Company generated excess federal tax credits of $4,590 in 2025 that may be carried back one to three years and carried forward twenty years. Unused federal tax credit carryforwards generally expire after 20 years. The tax credits are expected to be utilized prior to the expiration date of December 31, 2045. Acquired federal tax credits totaling $548 at December 31, 2025, will expire between 2032 and 2034. The utilization of these tax credit carryforwards is not expected to be limited by Internal Revenue Code (“IRC”) sections 382 and 383.

The Company and its subsidiaries are subject to U.S. federal income tax as well as state income tax in multiple jurisdictions. The company utilized a portion of state net operating losses generated in previous periods. These net operating losses (excluding the state of Kansas) do not have a valuation allowance as they are expected to be utilized prior to their expiration which varies by state ranging from December 31, 2038, to December 31, 2043. Commercial banks are not allowed to file consolidated Kansas returns with non-bank group members. The state of Kansas allows net operating losses incurred for tax years beginning after December 31, 2017, to be carried forward indefinitely while those generated prior to this can be carried forward ten years. The Company utilized $5,491 of Kansas net operating loss for the year ended December 31, 2025. At the end of the period, the Company had unused Kansas net operating loss carryforwards of approximately $42,786 generated through operations and $9,522 acquired through acquisitions. These net operating losses have a valuation allowance of $14,648 recorded against them and may be carried forward indefinitely as they were generated after December 31. 2017.

The valuation allowance for deferred tax assets as of December 31, 2024, and December 31, 2025 was $852 and $752 respectively. The valuation allowance at each date was primarily related to Kansas state net operating losses recognized for financial reporting purposes. In establishing a valuation allowance, management considers whether it is more likely than not that some or all the deferred tax assets will not be realized. Based on this analysis, certain deferred tax assets have a valuation allowance recorded against them resulting in a zero carrying value. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which those temporary differences are deductible. Management considers the scheduled reversal of deferred tax liabilities (including the effect in available carryback and carryforward periods), projected taxable income, and tax-planning strategies in making this assessment. For the year ending December 31, 2025, the Company recorded a net valuation allowance decrease of $100 as a result of management’s reassessment of the amount of net operating loss deferred tax assets that are more likely than not to be realized.

There are no material unrecognized tax benefits for the years ended December 31, 2025 and 2024

The Company is generally no longer subject to U.S. federal, state and local tax examinations for years before 2021. There are currently no examinations open at the federal or state level. During the tax year ended December 31, 2024, a Corporate Application for Tentative Refund was filed to carry back excess general business credits from 2023 to 2020, 2021 and 2022 tax years resulting in a refund of $14.9 million which was received in the second quarter of 2025. Pursuant to Section 6405 of the Internal Revenue Code, refunds in excess of $5 million to a corporate taxpayer must be reviewed by the Joint Committee on Taxation (JCT). Accordingly, the IRS has referred the proposed refund to the JCT for review. While tax years ending 12/31/2020 and 12/31/2021 are closed for audit purposes, tax year ending 12/31/2022 remains open and, under request from the IRS, the statute of limitation has been extended to October 31, 2027.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. The Company did not experience any material impacts to deferred tax assets and liabilities and to income taxes payable in the period of enactment. The Company will continue to evaluate the impact the new legislation will have on the consolidated financial statements for future years.

Cash Taxes Paid

The Company adopted ASU 2023-09 on a prospective basis for the year December 31, 2025 and have included the following table as a result of our adoption, which presents income taxes paid (net of refunds received) for the year ended December 31, 2025. For the years ended 2024 and 2023, income taxes paid, net of refunds was $6,195 and $3,467.

2025
Income taxes
Federal	$(11,152)
State	(174)
Income taxes paid, net of refunds	$(11,326)

NOTE 14 – REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Regulatory capital rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5%. An institution is subject to limitations on certain activities, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of December 31, 2025, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of December 31, 2025, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at December 31, 2025 and 2024, are presented in the tables below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
December 31, 2025
Total capital to risk weighted assets
Equity Bancshares, Inc.	$769,823	16.31%	$495,484	10.50%	$	N/A	N/A
Equity Bank	691,869	14.80%	490,860	10.50%		467,485	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	641,476	13.59%	401,106	8.50%		N/A	N/A
Equity Bank	637,359	13.63%	397,363	8.50%		373,988	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	617,168	13.08%	330,323	7.00%		N/A	N/A
Equity Bank	637,359	13.63%	327,240	7.00%		303,866	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	641,476	10.64%	241,199	4.00%		N/A	N/A
Equity Bank	637,359	10.60%	240,602	4.00%		300,753	5.00%

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
December 31, 2024
Total capital to risk weighted assets
Equity Bancshares, Inc.	$720,736	18.07%	$418,716	10.50%	$	N/A	N/A
Equity Bank	607,579	15.27%	417,722	10.50%		397,830	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	602,496	15.11%	338,961	8.50%		N/A	N/A
Equity Bank	562,870	14.15%	338,156	8.50%		318,264	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	578,550	14.51%	279,144	7.00%		N/A	N/A
Equity Bank	562,870	14.15%	278,481	7.00%		258,590	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	602,496	11.67%	206,442	4.00%		N/A	N/A
Equity Bank	562,870	10.93%	206,000	4.00%		257,500	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 15 – RELATED PARTY TRANSACTIONS

At December 31, 2025 and 2024, the Company had loans outstanding to executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $20,058 and $11,696. Changes during 2025 are listed below.

2025
Balance at January 1, 2025	$11,696
New loans/advances	4,731
Added individuals	8,409
Repayments	(4,778)
Balance at December 31, 2025	$20,058

At December 31, 2025 and 2024, the Company had deposits from executive officers, directors, significant stockholders and their affiliates (related parties) in the amount of $16,404 and $11,652.

The Company has a director that is the Chief Executive Officer of a design and construction firm that the Company periodically engages to perform general contractor services. For the years ended December 31, 2025, 2024 and 2023, the Company paid the design and construction firm $6,455, $2,180, and $5,768, and substantially all of these payments are capitalized as premises and equipment and depreciated over the estimated life of the property. At December 31, 2025 and 2024, the Company had no accrued payables outstanding to the design and construction firm.

NOTE 16 – EMPLOYEE BENEFITS

The Company has a defined contribution profit sharing plan and a retirement savings 401(k) plan covering substantially all employees. Employees may contribute up to IRS maximum contribution limit. Contributions to the profit-sharing plan and 401(k) plan are discretionary and are determined annually by the Board of Directors. Employer contributions charged to expense for 2025, 2024, and 2023 were $2,106, $1,291 and $1,346.

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

The Pentegra Defined Benefit Plan covered substantially all officers and employees of First Independence who began employment prior to December 31, 2009, with 47 participants retaining benefits under the plan.

The Pentegra Defined Benefit Plan operates on a fiscal year from July 1 through June 30 and files one Form 5500 on behalf of all employers who participate in the plan. The Employer Identification Number is 13-5645888 and the three-digit plan number is 333. There are no collective bargaining agreements in place at the Company.

The Pentegra Defined Benefit Plan’s annual valuation process includes calculating the plan’s funded status and separately calculating the funded status of each participating employer. The funded status is defined as the market value of assets divided by the funding target (100 percent of the present value of all benefit liabilities accrued at that date). As permitted by ERISA, the Pentegra Defined Benefit Plan accepts contributions for the prior plan year up to eight and a half months after the asset valuation date. As a result, the fair value of assets at the valuation date (July 1) will increase by any subsequent contributions designated for the immediately preceding plan year ended June 30. The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the year ended June 30, 2024.

The following table presents the net pension cost and funded status of the Company relating to the Pentegra Defined Benefit Plan since the date of acquisition (dollar amounts in thousands).

	2025	2024
Net pension cost charged to salaries and employee benefits	$65	$65
Pentegra defined benefit plan funded status as of July 1	113.79%	111.97%
Plan's funded status as of July 1	91.36%	88.99%
Contributions paid to the plan	$105	$74

The Company’s contributions to the Pentegra Defined Benefit Plan were less than 5.00% of the total contributions to the Pentegra Defined Benefit plan for the plan year ended June 30, 2023.

The Bank sponsors and maintains the Equity Bank Executive Deferred Compensation Plan (the “SERP”). The SERP is an unfunded nonqualified deferred compensation plan intended to provide supplemental retirement benefits to key employees of the Company (which may include any of our named executive officers). Participants in the SERP receive notional contributions to their SERP accounts at such time(s) and in such amount(s) as approved by the Compensation Committee. Amounts notionally credited to a participant’s account under the SERP will be adjusted for earnings and losses based on the participant’s investment elections (which currently mirror the investment fund options available under the Bank’s 401(k) retirement savings plan). A participant becomes vested in his or her SERP account based on the participant’s completed years of SERP participation, with vesting currently at a rate of 10% for each completed year of SERP participation. Employer contributions charged to expense for 2025, 2024, and 2023 were $850, $408 and $66.

NOTE 17 – SHARE-BASED PAYMENTS

The Company’s 2022 Omnibus Equity Plan (the Plan) reserved 1,760,000 shares for the grant of non-qualified stock options, restricted stock units, restricted stock and unrestricted stock to its employees and directors. The Plan replaced the Amended and Restated 2013 Stock Incentive Plan (2013 Plan). Under the 2013 Plan, there were 105,572 and 148,768 remaining fully vested and exercisable options outstanding at December 31, 2025 and 2024. No new grants of options may be made under the 2013 Plan. The Company believes that stock-based awards better align the interests of its employees with those of its stockholders. Under the Company’s 2025 and 2024 director compensation policy, the directors receive a portion of their compensation in stock.

The following tables summarize the share and expense activity for the directors for the years ended December 31, 2025, and 2024.

	December 31, 2025				December 31, 2024
	Stock Options	Restricted Stock Units	Restricted Stock Awards	Total	Stock Options	Restricted Stock Units	Restricted Stock Awards	Total
Outstanding at beginning of year	32,131	—	7,768	39,899	56,339	—	15,400	71,739
Granted	3,803	—	9,700	13,503	9,838	—	7,768	17,606
Vested	—	—	(7,768)	(7,768)	—	—	(15,400)	(15,400)
Exercised	(6,221)	—	—	(6,221)	(34,046)	—	—	(34,046)
Forfeited or expired	—	—	—	—	—	—	—	—
Outstanding at end of year	29,713	—	9,700	39,413	32,131	—	7,768	39,899
Fully vested and expected to vest	29,713	—	—	29,713	32,131	—	—	32,131
Exercisable at end of year	25,910	—	—	25,910	22,293	—	—	22,293

	December 31, 2025				December 31, 2024
	Stock Options Expense	Restricted Stock Units Expense	Restricted Stock Awards Expense	Total	Stock Options Expense	Restricted Stock Units Expense	Restricted Stock Awards Expense	Total
Granted	$40	$—	$247	$287	$94	$—	$175	$269
Vested	46	—	86	132	—	—	112	112
Forfeited or expired	—	—	—	—	—	—	—	—
Outstanding at end of year	$86	$—	$333	$419	$94	$—	$287	$381

Stock Option Awards: Options granted to directors and employees under the Plan vest depending on the passage of time or the achievement of performance targets, depending on the terms of the underlying grant.

The following tables summarize stock option activity for the years ended December 31, 2025 and 2024.

December 31, 2025	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	495,180	$30.07	9	$6,101
Granted	23,743	43.02	9	39
Exercised	(12,471)	25.35	—	(241)
Forfeited or expired	(48,319)	31.32	8	(644)
Outstanding at end of year	458,133	$30.74	7	$6,373
Fully vested and expected to vest	458,133	$30.74	7	$6,373
Exercisable at end of year	182,612	$30.68	5	$2,551

December 31, 2024	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at beginning of year	376,446	$26.71	5	$2,780
Granted	307,872	31.48	9	3,068
Exercised	(147,777)	23.73	1	(2,762)
Forfeited or expired	(41,361)	32.68	8	(403)
Outstanding at end of year	495,180	$30.07	9	$6,101
Fully vested and expected to vest	495,180	$30.07	9	$6,101
Exercisable at end of year	148,768	$30.37	8	$1,793

The fair values of stock options granted during the years ended December 31, 2025, 2024, and 2023, were estimated to be $18.23 per share, $13.06 per share, and $9.86 per share. The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model. Expected stock price volatility is based on the weighted average of historical volatility of Equity Bank stock and the KBW Nasdaq Bank Index. The expected term of options granted is based on the Simplified Method. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.

The fair values of options granted were determined using the following weighted-average assumptions as of grant dates.

	2025	2024
Risk free rate	4.29%	4.28%
Market value of stock on grant date	$43.02	$31.48
Expected term (in years)	5.7	7.1
Expected volatility	37.34%	34.31%
Dividend rate	1.28%	1.29%

Compensation expense for stock options is recognized as the options vest. Total stock option compensation cost that has been charged against income was $941, $808, and $342 for 2025, 2024, and 2023. The total income tax benefit was $131, $200 and $85. At December 31, 2025, there was $2,294 of unrecognized compensation expense related to non-vested stock options granted under the Plan. Unrecognized compensation expense at December 31, 2025, will be recognized over a remaining weighted average period of 2.7 years.

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

A summary of changes in the Company’s non-vested RSUs is shown below.

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2025	277,563	$30.95
Granted	185,685	42.69
Vested	(103,816)	31.45
Forfeited	(23,521)	36.75
Outstanding at December 31, 2025	335,911	$36.88

Non-vested Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Non-vested RSUs at January 1, 2024	267,975	$26.19
Granted	148,954	32.87
Vested	(94,298)	26.25
Forfeited	(45,068)	29.86
Outstanding at December 31, 2024	277,563	$30.95

Compensation expense is recognized over the vesting period of the award based on the fair value of RSU awards at the grant date. The Company recognized share-based compensation attributable to RSUs of $3,835, $2,726 and $2,193 for the years ended December 31, 2025, 2024, and 2023. The total income tax benefit was $533, $675 and $543 for the same time periods. Unrecognized RSU compensation expense of $8,492 at December 31, 2025, will be recognized over a remaining weighted average period of 3.0 years.

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

A summary of changes in the Company's non-vested RSAs is shown below.

Non-vested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2025	7,768	$33.49
Granted	9,700	38.50
Vested	(7,768)	33.49
Forfeited	—	—
Outstanding at December 31, 2025	9,700	$38.50

Non-vested Restricted Stock Awards	Shares	Weighted Average Grant Date Fair Value
Non-vested RSAs at January 1, 2024	15,400	$21.44
Granted	7,768	33.49
Vested	(15,400)	21.44
Forfeited	—	—
Outstanding at December 31, 2024	7,768	$33.49

Compensation expense is recognized over the vesting period of the award based on the fair value of RSA awards at the grant date. The Company recognized share-based compensation attributable to RSAs of $332, $286 and $218 for the years ended December 31, 2025, 2024, and 2023. The total income tax benefit was $46, $71 and $54 for the same time periods. Unrecognized RSA compensation expense of $127 at December 31, 2025, will be recognized over a remaining weighted average period of 0.3 years.

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

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2022 to February 14, 2023	17,058	26.18	81
February 15, 2023 to August 14, 2023	14,548	22.34	57
August 15, 2023 to February 14, 2024	16,884	21.79	65
February 15, 2024 to August 14, 2024	12,581	28.52	63
August 15, 2024 to February 14, 2025	13,921	32.05	79
February 15, 2025 to August 14, 2025	12,940	33.69	77

NOTE 18 – EARNINGS PER SHARE

Earnings per share were computed as shown below.

	2025	2024	2023
Basic:
Net income (loss) allocable to common stockholders	$22,726	$62,621	$7,821
Weighted average common shares outstanding	18,293,651	15,486,928	15,531,712
Weighted average vested restricted stock units	2,439	2,442	4,060
Weighted average shares	18,296,090	15,489,370	15,535,772
Basic earnings (losses) per common share	$1.24	$4.04	$0.50
Diluted:
Net income (loss) allocable to common stockholders	$22,726	$62,621	$7,821
Weighted average common shares outstanding for:
Basic earnings per common share	18,296,090	15,489,370	15,535,772
Dilutive effects of the assumed exercise of stock options	58,953	72,760	37,952
Dilutive effects of the assumed redemption of RSUs	100,087	108,049	72,448
Dilutive effects of the assumed exercise of Employee Stock Purchase Plan	1,546	1,495	2,670
Average shares and dilutive potential common shares	18,456,676	15,671,674	15,648,842
Diluted earnings (losses) per common share	$1.23	$4.00	$0.50

Average outstanding stock options and RSUs not included in the computation of diluted earnings (loss) because they were antidilutive are shown below.

	2025	2024	2023
Stock options	229,567	181,918	272,414
Restricted stock units	13,363	5,415	66,279
Total antidilutive shares	242,930	187,333	338,693

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

Assets and liabilities measured at fair value on a recurring basis are summarized below.

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$26,298	$—
U.S. Treasury securities	35,250	—	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	772,145	—
Private label residential mortgage backed securities	—	4,326	—
Corporate	—	91,798	—
Small Business Administration loan pools	—	80,205	—
State and political subdivisions	—	20,546	—
Derivative assets:
Derivative assets (included in other assets)	—	5,758	—
Cash collateral held by counterparty and netting adjustments	(3,367)	—	—
Total derivative assets	(3,367)	5,758	—
Other assets:
Equity securities with readily determinable fair value	1,182	—	—
Total other assets	1,182	—	—
Total assets	$33,065	$1,001,076	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$2,808	$—
Cash collateral held by counterparty and netting adjustments	(8)	—	—
Total derivative liabilities	(8)	2,808	—
Total liabilities	$(8)	$2,808	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$65,094	$—
U.S. Treasury securities	86,563	—	—
Mortgage backed securities
Government-sponsored residential mortgage backed securities	—	565,510	—
Private label residential mortgage backed securities	—	124,664	—
Corporate	—	58,652	—
Small Business Administration loan pools	—	29,928	—
State and political subdivisions	—	74,044	—
Derivative assets:
Derivative assets (included in other assets)	—	8,055	—
Cash collateral held by counterparty and netting adjustments	(7,173)	—	—
Total derivative assets	(7,173)	8,055	—
Other assets:
Equity securities with readily determinable fair value	1,009	—	—
Total other assets	1,009	—	—
Total assets	$80,399	$925,947	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,546	$—
Cash collateral held by counterparty and netting adjustments	97	—	—
Total derivative liabilities	97	3,546	—
Total liabilities	$97	$3,546	$—

There were no transfers between Levels during 2025 or 2024. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below.

	December 31, 2025
	Level 1	Level 2	Level 3
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$5,119
Commercial and industrial	—	—	18,517
Residential real estate	—	—	2,829
Agricultural real estate	—	—	905
Other	—	—	1,257
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

	December 31, 2024
	Level 1	Level 2	Level 3
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$3,375
Commercial and industrial	—	—	6,316
Residential real estate	—	—	3,525
Agricultural real estate	—	—	3,040
Other	—	—	1,113
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis during the years ended December 31, 2025 and 2024.

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

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average)
December 31, 2025
Real estate loans individually evaluated for credit losses	$13,337	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 22% (13%)
Commercial business	$15,290	Market Comparable Companies	Adjustments for differences between EBITDA multiples and revenue multiples	6% - 21% (10%) .1% - 1% (1%)

Other real estate owned individually evaluated for credit losses	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)

December 31, 2024
Real estate loans individually evaluated for credit losses	$17,369	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 44% (24%)

Other real estate owned individually evaluated for credit losses	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)

Carrying amounts and estimated fair values of financial instruments at year end were as follows as of the date indicated.

	December 31, 2025
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$607,817	$607,817	$607,817	$—	$—
Interest bearing deposits in other bank	575	575	—	575	—
Available-for-sale securities	1,030,568	1,030,568	35,250	995,318	—
Held-to-maturity securities	5,248	5,409	—	5,409	—
Loans held for sale	1,392	1,392	—	1,392
Loans, net of allowance for credit losses	4,145,424	4,126,632	—	—	4,126,632
Federal Reserve Bank and Federal Home Loan Bank stock	34,053	34,053	—	34,053	—
Interest receivable	33,322	33,322	—	33,322	—
Derivative assets	5,758	5,758	—	5,758	—
Cash collateral held by derivative counterparty and netting adjustments	(3,367)	(3,367)	(3,367)	—	—
Total derivative assets	2,391	2,391	(3,367)	5,758	—
Equity securities with readily determinable fair value	1,182	1,182	1,182	—	—
Total assets	$5,861,972	$5,843,341	$640,882	$1,075,827	$4,126,632
Financial liabilities:
Deposits	$5,138,264	$5,135,904	$—	$5,135,904	$—
Federal funds purchased and retail repurchase agreements	39,864	39,864	—	39,864	—
Federal Home Loan Bank advances	300,000	300,000	—	300,000	—
Subordinated debentures	24,308	24,308	—	24,308	—
Subordinated notes	73,837	75,524	—	75,524	—
Contractual obligations	10,208	10,208	—	10,208	—
Interest payable	9,757	9,757	—	9,757	—
Derivative liabilities	2,808	2,808	—	2,808	—
Cash collateral held by derivative counterparty and netting adjustments	(8)	(8)	(8)	—	—
Total derivative liabilities	2,800	2,800	(8)	2,808	—
Total liabilities	$5,599,038	$5,598,365	$(8)	$5,598,373	$—

	December 31, 2024
	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
Financial assets:
Cash and cash equivalents	$383,747	$383,747	$383,747	$—	$—
Available-for-sale securities	1,004,455	1,004,455	86,563	917,892	—
Held-to-maturity securities	5,217	5,214	—	5,214	—
Loans held for sale	513	513	—	513
Loans, net of allowance for credit losses	3,457,549	3,405,767	—	—	3,405,767
Federal Reserve Bank and Federal Home Loan Bank stock	27,875	27,875	—	27,875	—
Interest receivable	28,913	28,913	—	28,913	—
Derivative assets	8,055	8,055	—	8,055	—
Cash collateral held by derivative counterparty and netting adjustments	(7,173)	(7,173)	(7,173)	—	—
Total derivative assets	882	882	(7,173)	8,055	—
Equity securities with readily determinable fair value	1,031	1,031	1,031	—	—
Total assets	$4,910,182	$4,858,397	$464,168	$988,462	$3,405,767
Financial liabilities:
Deposits	$4,374,789	$4,370,728	$—	$4,370,728	$—
Federal funds purchased and retail repurchase agreements	37,246	37,246	—	37,246	—
Federal Home Loan Bank advances	178,073	178,073	—	178,073	—
Subordinated debentures	23,946	23,946	—	23,946	—
Subordinated notes	73,531	73,156	—	73,156	—
Contractual obligations	12,067	12,067	—	12,067	—
Interest payable	5,032	5,032	—	5,032	—
Derivative liabilities	3,546	3,546	—	3,546	—
Cash collateral held by derivative counterparty and netting adjustments	97	97	97	—	—
Total derivative liabilities	3,643	3,643	97	3,546	—
Total liabilities	$4,708,327	$4,703,891	$97	$4,703,794	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of December 31, 2025 and 2024 were as follows.

	December 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$64,972	$406,614	$28,758	$389,370
Mortgage loans in the process of origination	3,152	117	1,345	2,252
Unused lines of credit	195,483	538,731	162,753	377,091

At December 31, 2025, the fixed rate loan commitments have interest rates ranging from 4.99% to 9.19% and maturities ranging from 1 month to 62 months.

Standby Letters of Credit:

Standby letters of credit are irrevocable commitments issued by the Company to guarantee the performance of a customer to a third party once specified preconditions are met. Financial standby letters of credit are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing and similar transactions. Performance standby letters of credit are issued to guarantee performance of certain customers under non-financial contractual obligations. The credit risk involved in issuing standby letters of credit is essentially the same as that involved in extending loans to customers. The contractual amounts of standby letters of credit as of December 31, 2025 and 2024 are listed below.

	December 31, 2025		December 31, 2024
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$11,637	$31,719	$15,081	$27,715

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

The Company has reached a settlement of each of the above-described actions. In return for a comprehensive release of claims , the company has agreed to pay the total value of approximately $1,150 in cash and customer credits after court approvals expected in the second quarter of 2026.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the years ended December 31, 2025, 2024 and 2023.

	2025	2024	2023
Non-interest income
Service charges and fees	$9,321	$9,830	$10,187
Debit card income	11,414	10,246	10,322
Mortgage banking(a)	567	861	652
Increase in bank-owned life insurance(a)	7,717	4,966	4,059
Net gain on acquisition and branch sales(a)	—	2,131	—
Net gain (loss) from securities transactions(a)	(53,174)	220	(51,909)
Other non-interest income
Investment referral income	676	500	424
Trust income	1,947	1,624	1,123
Insurance sales commissions	537	555	582
Recovery on zero-basis purchased loans(a)	7	4,380	517
Income (loss) from equity method investments(a)	—	(87)	(222)
Other non-interest income related to loans and deposits	4,742	4,084	5,013
Other non-interest income not related to loans and deposits(a)	218	(488)	123
Total other non-interest income	8,127	10,568	7,560
Total	$(16,028)	$38,822	$(19,129)
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

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets as of December 31, 2025, 2024, and 2023. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Year Ended December 31, 2025
Interest and dividend income	$330,598	$237	$—		$330,835
Interest expense	97,533	7,221	—		104,754
Net interest income	233,065	(6,984)	—		226,081
Provision (reversal) for credit losses	8,953	—	—		8,953
Net interest income after provision (reversal) for credit losses	224,112	(6,984)	—		217,128
Non-interest income
Service charges and fees	9,321	—	—		9,321
Debit card income	11,414	—	—		11,414
Mortgage banking	567	—	—		567
Increase in value of bank-owned life insurance	7,717	—	—		7,717
Net gain on acquisition and branch sales	—	—	—		-
Net gain (loss) from securities transactions	(53,174)	—	—		(53,174)
Other	8,125	33,239	(33,237)	(a)	8,127
Total non-interest income	(16,030)	33,239	(33,237)		(16,028)
Non-interest expense
Salaries and employee benefits	84,642	144	—		84,786
Net occupancy and equipment	15,801	—	—		15,801
Data processing	20,268	11	—		20,279
Professional fees	5,651	816	—		6,467
Advertising and business development	5,228	—	—		5,228
Telecommunications	2,462	—	—		2,462
FDIC insurance	2,579	—	—		2,579
Courier and postage	3,235	—	—		3,235
Free nationwide ATM cost	2,204	—	—		2,204
Amortization of core deposit intangibles	4,503	—	—		4,503
Loan expense	890	—	—		890
Other real estate owned and repossessed assets, net	1,019	10	—		1,029
Loss on debt extinguishment	—	1,361	—		1,361
Merger expenses	5,847	2,218	—		8,065
Other	16,340	(509)	—		15,831
Intersegment service charges	(1,500)	1,500	—		—
Total non-interest expense	169,169	5,551	—		174,720
Income (loss) before income tax	38,913	20,704	(33,237)		26,380
Provision (benefit) for income taxes	7,071	(3,417)	—		3,654
Total segment profit/(loss)	$31,842	$24,121	$(33,237)		$22,726

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Year Ended December 31, 2024
Interest and dividend income	$296,359	$484	$—		$296,843
Interest expense	103,014	7,667	—		110,681
Net interest income	193,345	(7,183)	—		186,162
Provision (reversal) for credit losses	2,546	—	—		2,546
Net interest income after provision (reversal) for credit losses	190,799	(7,183)	—		183,616
Non-interest income
Service charges and fees	9,830	—	—		9,830
Debit card income	10,246	—	—		10,246
Mortgage banking	861	—	—		861
Increase in value of bank-owned life insurance	4,966	—	—		4,966
Net gain on acquisition and branch sales	2,131	—	—		2,131
Net gain (loss) from securities transactions	(74)	294	—		220
Other	10,567	61,562	(61,561)	(a)	10,568
Total non-interest income	38,527	61,856	(61,561)		38,822
Non-interest expense
Salaries and employee benefits	72,621	165	—		72,786
Net occupancy and equipment	14,371	—	—		14,371
Data processing	20,003	1	—		20,004
Professional fees	5,642	861	—		6,503
Advertising and business development	5,365	1	—		5,366
Telecommunications	2,501	—	—		2,501
FDIC insurance	2,483	—	—		2,483
Courier and postage	2,599	—	—		2,599
Free nationwide ATM cost	2,127	—	—		2,127
Amortization of core deposit intangibles	4,289	—	—		4,289
Loan expense	601	—	—		601
Other real estate owned and repossessed assets, net	967	(8,492)	—		(7,525)
Merger expenses	3,893	568	—		4,461
Other	13,921	(330)	—		13,591
Intersegment service charges	(1,440)	1,440	—		—
Total non-interest expense	149,943	(5,786)	—		144,157
Income (loss) before income tax	79,383	60,459	(61,561)		78,281
Provision (benefit) for income taxes	18,916	(3,256)	—		15,660
Total segment profit/(loss)	$60,467	$63,715	$(61,561)		$62,621

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Year Ended December 31, 2023
Interest and dividend income	$246,082	$630	$—		$246,712
Interest expense	80,016	7,678	—		87,694
Net interest income	166,066	(7,048)	—		159,018
Provision (reversal) for credit losses	1,873	—	—		1,873
Net interest income after provision (reversal) for credit losses	164,193	(7,048)	—		157,145
Non-interest income
Service charges and fees	10,187	—	—		10,187
Debit card income	10,322	—	—		10,322
Mortgage banking	652	—	—		652
Increase in value of bank-owned life insurance	4,059	—	—		4,059
Net gain on acquisition and branch sales	—	—	—		-
Net gain (loss) from securities transactions	(51,909)	—	—		(51,909)
Other	7,559	15,902	(15,901)	(a)	7,560
Total non-interest income	(19,130)	15,902	(15,901)		(19,129)
Non-interest expense
Salaries and employee benefits	64,227	157	—		64,384
Net occupancy and equipment	12,325	—	—		12,325
Data processing	17,433	—	—		17,433
Professional fees	5,175	579	—		5,754
Advertising and business development	5,425	—	—		5,425
Telecommunications	1,962	1	—		1,963
FDIC insurance	2,195	—	—		2,195
Courier and postage	2,046	—	—		2,046
Free nationwide ATM cost	2,073	—	—		2,073
Amortization of core deposit intangibles	3,374	—	—		3,374
Loan expense	540	—	—		540
Other real estate owned and repossessed assets, net	617	—	—		617
Merger expenses	—	297	—		297
Other	17,678	(503)	—		17,175
Intersegment service charges	(1,352)	1,352	—		—
Total non-interest expense	133,718	1,883	—		135,601
Income (loss) before income tax	11,345	6,971	(15,901)		2,415
Provision (benefit) for income taxes	(3,311)	(2,095)	—		(5,406)
Total segment profit/(loss)	$14,656	$9,066	$(15,901)		$7,821

(a) Elimination of equity in earnings of subsidiary

	For the Year Ended December 31,
	2025			2024			2023
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$6,122	$192	$6,314	$5,391	$180	$5,571	$4,553	$156	$4,709
Amortization of operating lease right-of-use-asset	491	—	491	475	—	475	604	—	604
Amortization of cloud computing implementation costs	82	—	82	138	—	138	188	—	188
Amortization of intangible assets	4,783	—	4,783	4,408	—	4,408	3,518	—	3,518
Purchase of long lived assets	13,780	—	13,780	12,542	—	12,542	15,762	92	15,854
Provision (benefit) for income taxes	7,071	(3,417)	3,654	18,916	(3,256)	15,660	(3,311)	(2,095)	(5,406)

	December 31,	December 31,
	2025	2024
Assets
Total assets for reportable segments	$6,322,637	$5,316,222
Holding company administrative adjustments	848,320	703,685
Elimination of bank cash and equity in earnings of subsidiaries	(40,544)	(107,522)
Elimination of investment in subsidiaries	(757,241)	(580,338)
Consolidated total assets	$6,373,172	$5,332,047

NOTE 24 – CONDENSED FINANCIAL INFORMATION (PARENT COMPANY ONLY)

Presented below is the condensed financial information as to financial position, results of operations and cash flows of the Parent Company.

CONDENSED BALANCE SHEETS

December 31, 2025, and 2024

(Dollar Amounts in thousands, except per share data)

	2025	2024
ASSETS
Cash and due from banks	$39,210	$105,071
Investment in Equity Bank	749,340	573,809
Investment in EBAC	4,025	3,120
Investment in ERMI	3,875	3,409
Other assets	40,171	8,080
Total assets	$836,621	$693,489
LIABILITIES AND STOCKHOLDERS’ EQUITY
Subordinated debt	98,145	97,477
Interest payable and other liabilities	6,421	3,094
Total liabilities	104,566	100,571
Stockholders’ equity	732,055	592,918
Total liabilities and stockholders’ equity	$836,621	$693,489

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2025, 2024, and 2023

(Dollar Amounts in thousands, except per share data)

	2025	2024	2023
Dividends from Equity Bank	$20,000	$25,000	$32,500
Dividends from ERMI	1,300	—	—
Interest income	—	291	—
Other income	2	295	542
Total income	21,302	25,586	33,042
Expenses
Interest expense	7,221	7,668	7,678
Other expenses	6,755	(4,845)	3,058
Total expenses	13,976	2,823	10,736
Income before income tax and equity in undistributed income (loss) of subsidiaries	7,326	22,763	22,306
Income tax benefit	3,463	3,297	2,114
Income before equity in undistributed income (loss) of subsidiaries	10,789	26,060	24,420
Equity in undistributed income (loss) of Equity Bank	11,843	35,468	(17,844)
Equity in undistributed income (loss) of EBAC	(374)	(358)	(305)
Equity in undistributed income (loss) of ERMI	468	1,451	1,550
Net income (loss) and net income (loss) allocable to common stockholders	$22,726	$62,621	$7,821

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2025, 2024, and 2023

(Dollar Amounts in thousands, except per share data)

	2025	2024	2023
Cash flows from operating activities
Net income (loss)	$22,726	$62,621	$7,821
Adjustments to reconcile net income to net cash from operating activities:
Stock based compensation	5,635	4,048	3,213
Equity in undistributed (income) loss of Equity Bank	(11,843)	(35,468)	17,844
Equity in undistributed (income) loss of EBAC	374	358	305
Equity in undistributed (income) loss of ERMI	(468)	(1,451)	(1,550)
Net amortization of purchase valuation adjustments	502	555	530
(Gain)/loss on sales and valuation adjustments on other real estate owned	—	(8,500)	—
Change in unrealized (gains)/losses on equity securities	—	(294)	—
Loss on debt extinguishment	1,361	—	—
Change in fair value of derivatives recognized in earnings	1	4	—
Net change in:
Other assets	(32,142)	(4,938)	(658)
Interest payable and other liabilities	(11,118)	(3,175)	(2,556)
Net cash from (to) operating activities	(24,972)	13,760	24,949
Cash flows (to) from investing activities
Net redemptions (purchases) of correspondent and miscellaneous other stock	(537)	(493)	(751)
Proceeds from sale of other real estate owned	—	8,500	—
Purchase of net assets of KansasLand Bank, net of cash acquired	—	(95)	—
Purchase of net assets of NBC, net of cash acquired	(13,754)	—	—
Additional investment in EBAC	(1,125)	(100)	(50)
Additional investment in ERMI	—	—	—
Net cash (used in) investing activities	(15,416)	7,812	(801)
Cash flows (to) from financing activities
Principal payments on bank stock loan	—	(691)	—
Proceeds from issuance of common stock, net	(73)	86,980	—
Proceeds from exercise of employee stock options	316	3,506	203
Proceeds from employee stock purchase plan	882	726	784
Purchase of treasury stock	(13,986)	(11,859)	(17,900)
Proceeds from subordinated debt	75,000	—	—
Principal payments on subordinated debt	(75,000)	—	—
Debt issue cost	(1,195)	—	—
Dividends paid on common stock	(11,417)	(7,892)	(6,614)
Net cash provided by (used in) financing activities	(25,473)	70,770	(23,527)
Net change in cash and cash equivalents	(65,861)	92,342	621
Cash and cash equivalents, beginning of period	105,071	12,729	12,108
Ending cash and cash equivalents	$39,210	$105,071	$12,729

NOTE 25 – SUBSEQUENT EVENTS

The Company completed its previously announced merger with Frontier Holdings LLC ("Frontier"), on January 1, 2026. In its December 31, 2025, unaudited Consolidated Report of Condition, Frontier reported total assets of $1,431,193 which included total loan principal outstanding of $1,302,244 and securities of $83,597. At December 31, 2025, total liabilities of $1,290,857 were reported by Frontier, which included deposits of $1,134,415. Frontier reported $17,050 in net income before income taxes for the twelve months ended December 31, 2025. The Company anticipates there will be goodwill and core deposit intangible recorded with this acquisition.