Form 10-Q
period 2026-03-31
EQUITY BANCSHARES INC
filed 2026-05-08
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of April 30, 2026, the registrant had 20,640,778 shares of Class A common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K, as amended, filed with the Securities and Exchange Commission (“SEC”) on March 6, 2026, and in Item 1A – Risk Factors of this Quarterly Report.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2026, and December 31, 2025

(Dollar amounts in thousands)

	(Unaudited) March 31,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$563,766	$607,562
Federal funds sold	399	255
Cash and cash equivalents	564,165	607,817
Interest-bearing deposit in other banks	932	575
Available-for-sale securities	1,125,162	1,030,568
Held-to-maturity securities, fair value of $5,346 and $5,409	5,254	5,248
Loans held for sale	7,631	1,392
Loans, net of allowance for credit losses of $64,245 and $52,756	5,364,030	4,145,424
Other real estate owned, net	5,026	5,388
Premises and equipment, net	140,648	136,720
Bank-owned life insurance	149,699	148,301
Federal Reserve Bank and Federal Home Loan Bank stock	38,806	34,053
Interest receivable	39,966	33,322
Goodwill	104,958	82,101
Core deposit intangibles, net	30,536	21,634
Other	90,557	120,629
Total assets	$7,667,370	$6,373,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,274,533	$1,148,409
Total non-interest-bearing deposits	1,274,533	1,148,409
Demand, savings and money market	3,504,698	3,004,987
Time	1,521,679	984,868
Total interest-bearing deposits	5,026,377	3,989,855
Total deposits	6,300,910	5,138,264
Federal funds purchased and retail repurchase agreements	39,009	39,864
Federal Home Loan Bank advances	347,660	300,000
Subordinated debt	98,263	98,145
Contractual obligations	9,678	10,208
Interest payable and other liabilities	54,240	54,637
Total liabilities	6,849,760	5,641,118
Commitments and contingent liabilities, see Notes 12 and 13
Stockholders’ equity, see Note 8
Common stock	273	249
Additional paid-in capital	766,016	664,906
Retained earnings	218,534	205,328
Accumulated other comprehensive income (loss)	930	7,032
Treasury stock	(168,143)	(145,461)
Total stockholders’ equity	817,610	732,054
Total liabilities and stockholders’ equity	$7,667,370	$6,373,172

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three Months Ended March 31, 2026, and 2025

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended March 31,
	2026	2025
Interest and dividend income
Loans, including fees	$91,462	$62,997
Securities, taxable	13,659	9,114
Securities, nontaxable	222	377
Federal funds sold and other	2,681	2,196
Total interest and dividend income	108,024	74,684
Interest expense
Deposits	30,478	19,377
Federal funds purchased and retail repurchase agreements	192	248
Federal Home Loan Bank advances	1,886	2,916
Bank stock loan	4	—
Subordinated debt	1,800	1,851
Total interest expense	34,360	24,392
Net interest income	73,664	50,292
Provision (reversal) for credit losses	5,955	2,722
Net interest income after provision (reversal) for credit losses	67,709	47,570
Non-interest income
Service charges and fees	2,493	2,064
Debit card income	3,117	2,504
Mortgage banking	348	106
Increase in value of bank-owned life insurance	1,398	3,593
Net gain (loss) from securities transactions	(108)	12
Other	2,239	2,051
Total non-interest income	9,487	10,330
Non-interest expense
Salaries and employee benefits	26,255	19,954
Net occupancy and equipment	4,789	3,675
Data processing	5,388	5,086
Professional fees	1,768	1,527
Advertising and business development	1,666	1,344
Telecommunications	690	587
FDIC insurance	765	630
Courier and postage	645	799
Free nationwide ATM cost	566	513
Amortization of core deposit intangibles	1,928	1,045
Loan expense	498	129
Other real estate owned and repossessed assets, net	91	101
Merger expenses	5,725	66
Other	4,195	3,594
Total non-interest expense	54,969	39,050
Income (loss) before income tax	22,227	18,850
Provision (benefit) for income taxes	5,261	3,809
Net income (loss) and net income (loss) allocable to common stockholders	$16,966	$15,041
Basic earnings (loss) per share	$0.81	$0.86
Diluted earnings (loss) per share	$0.80	$0.85
See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three Months Ended March 31, 2026, and 2025

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended March 31,
	2026	2025
Net income	$16,966	$15,041
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(8,091)	14,082
Reclassification for net (gains) losses included in net income	—	(13)
Unrealized holding gains (losses) arising during the period on cash flow hedges	(31)	(450)
Total other comprehensive income (loss)	(8,122)	13,619
Tax effect	2,020	(3,403)
Other comprehensive income (loss), net of tax	(6,102)	10,216
Comprehensive income (loss)	$10,864	$25,257

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended March 31, 2026, and 2025

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2025	17,427,626	$230	$584,424	$194,920	$(55,181)	$(131,475)	$592,918
Net income	—	—	—	15,041	—	—	15,041
Other comprehensive income (loss), net of tax effects	—	—	—	—	10,216	—	10,216
Cash dividends - common stock, $0.15 per share	—	—	—	(2,629)	—	—	(2,629)
Dividend equivalents- restricted stock units and restricted stock awards, $0.15 per share	—	—	—	(50)	—	—	(50)
Stock-based compensation	—	—	1,422	—	—	—	1,422
Common stock issued upon exercise of stock options	1,000	—	33	—	—	—	33
Common stock issued under stock-based incentive plan	88,215	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	13,921	—	446	—	—	—	446
Common stock issued with private placement, net of offering costs	—	—	(73)	—	—	—	(73)
Treasury stock purchase	—	—	—	—	—	—	—
Balance at March 31, 2025	17,530,762	$231	$586,251	$207,282	$(44,965)	$(131,475)	$617,324

Balance at January 1, 2026	18,953,785	$249	$664,906	$205,328	$7,032	$(145,461)	$732,054
Net income	—	—	—	16,966	—	—	16,966
Other comprehensive income (loss), net of tax effects	—	—	—	—	(6,102)	—	(6,102)
Cash dividends - common stock, $0.18 per share	—	—	—	(3,740)	—	—	(3,740)
Dividend equivalents- restricted stock units and restricted stock awards, $0.18 per share	—	—	—	(45)	—	—	(45)
Stock-based compensation	—	—	1,540	—	—	—	1,540
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—
Common stock issued under stock-based incentive plan	100,928	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	15,602	—	524	—	—	—	524
Common stock issued with private placement, net of offering costs	—	—	—	—	—	—	—
Common stock issued in connection with the acquisition of Frontier Holdings LLC	2,219,979	23	99,047	25		—	99,095
Treasury stock purchases	(514,473)	—	—	—	—	(22,682)	(22,682)
Balance at March 31, 2026	20,775,821	$273	$766,016	$218,534	$930	$(168,143)	$817,610

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended March 31, 2026, and 2025
(Dollar amounts in thousands)
	(Unaudited) March 31,
	2026	2025
Cash flows from operating activities
Net income	$16,966	$15,041
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	1,540	1,422
Depreciation	1,574	1,432
Amortization of operating lease right-of-use asset	339	127
Amortization of cloud computing implementation costs	18	21
Provision (reversal) for credit losses	5,955	2,722
Net amortization (accretion) of purchase valuation adjustments	(3,350)	(577)
Amortization (accretion) of premiums and discounts on securities	(2,996)	(443)
Amortization of intangible assets	2,003	1,103
Deferred income taxes	2,196	224
Federal Home Loan Bank stock dividends	(256)	(337)
Loss (gain) on sales and valuation adjustments on other real estate owned	9	(34)
Net loss (gain) on sales and settlements of securities	—	(13)
Change in unrealized (gains) losses on equity securities	108	1
Loss (gain) on disposal of premises and equipment	(430)	(150)
Loss (gain) on sales and valuation adjustments on foreclosed assets	(103)	(11)
Loss (gain) on sales of loans	(302)	(86)
Originations of loans held for sale	(19,377)	(4,131)
Proceeds from the sale of loans held for sale	14,975	4,393
Increase in the value of bank-owned life insurance	(1,398)	(3,593)
Change in fair value of derivatives recognized in earnings	47	196
Payments on operating lease payable	(460)	(159)
Net change in:
Interest receivable	4,263	2,122
Other assets	10,055	3,683
Interest payable and other liabilities	(16,047)	(1,273)
Net cash provided by operating activities	15,329	21,680
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(213,955)	(9,834)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	196,960	78,346
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	10	5
Net change in interest-bearing time deposits	(257)	—
Net change in loans	56,372	(68,393)
Purchase of government guaranteed loans	—	(61,987)
Purchase of premises and equipment	(3,796)	(1,464)
Proceeds from sale of premises and equipment	1,403	273
Proceeds from sale of foreclosed assets	619	4,758
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	2,021	(3,748)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(676)	(537)
Proceeds from sale of other real estate owned	380	456
Proceeds from investments in tax credit structures and resulting contractual obligations	851	—
Proceeds from bank owned life insurance death benefits	—	4,308
Cash acquired in purchase of Frontier Holdings, LLC	12,818	—
Net cash (used in) provided by investing activities	52,750	(57,817)
Cash flows (to) from financing activities
Net increase (decrease) in deposits	30,328	30,556
Net change in federal funds purchased and retail repurchase agreements	(855)	(474)

Net borrowings (repayments) on Federal Home Loan Bank line of credit	50,250	58,661
Proceeds from Federal Home Loan Bank term advances	159,454	300,000
Principal repayments on Federal Home Loan Bank term advances	(302,204)	(300,000)
Proceeds from Federal Reserve Bank borrowings	1,000	—
Principal payments on Federal Reserve Bank borrowings	(1,000)	—
Proceeds from issuance of common stock, net	—	(73)
Proceeds from the exercise of employee stock options	—	33
Proceeds from employee stock purchase plan	524	446
Principal payments on other borrowings	(22,486)	—
Purchase of treasury stock	(22,682)	—
Net change in contractual obligations	(530)	(2,669)
Dividends paid on common stock	(3,530)	(2,708)
Net cash (used in) provided by financing activities	(111,731)	83,772
Net change in cash and cash equivalents	(43,652)	47,635
Cash and cash equivalents, beginning of period	607,817	383,747
Ending cash and cash equivalents	$564,165	$431,382
Supplemental cash flow information:
Interest paid	$36,858	$21,865
Income taxes paid, net of refunds	(229)	—
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	27	113
Other repossessed assets acquired in settlement of loans	78	246
Total fair value of assets acquired in purchase of Frontier Holdings, LLC, net of cash	1,403,185	—
Total fair value of liabilities assumed in purchase of Frontier Holdings, LLC, net of cash	1,307,265	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K filed with the SEC on March 6, 2026. Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

Reclassifications

Some items in prior financial statements were reclassified to conform to the current presentation. Management determined the items reclassified are immaterial to the consolidated financial statements taken as a whole and did not result in a change in equity or net income for the periods reported.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The amendments in ASU 2024-03, update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments will require the Company to disclose employee compensation, depreciation, and intangible amortization included in each relevant expense caption on the face of the income statement. In addition, certain amounts already required to be disclosed under other current GAAP will be disclosed in this disaggregation and a qualitative description of the amounts remaining in each relevant expense caption. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis; however, retrospective application is permitted. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, this guidance will impact the Company's financial statement disclosures.

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

In November 2025, the FASB issued ASU 2025-08, Financial Instruments — Credit Losses (Topic 326): Purchased Loans. The amendments in ASU 2025-08, amends the guidance in ASC 326 to expand and clarify the accounting for acquired loans, including “purchased seasoned loans,” with the objective of addressing concerns about complexity and potential double counting of expected credit losses in acquisition accounting. ASU 2025-08 requires entities to apply the amendments prospectively to loans acquired on or after the initial application date and does not require retrospective restatement of prior periods. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The Company early adopted the provisions of ASU 2025-08 in connection with its acquisition of Frontier Holdings LLC, which was completed on January 1, 2026. The Company applied the guidance prospectively to loans acquired in the transaction and will apply the updated guidance to any subsequent acquisitions occurring on or after initial adoption. Early adoption of the ASU 2025-08 affected the timing and measurement of expected credit losses for acquired performing loans. The impact from adoption is included in the accompanying footnotes.

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

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
Available-for-sale securities
U.S. Government-sponsored entities	$25,676	$203	$—	$—	$25,879
U.S. Treasury securities	38,665	66	—	—	38,731
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	862,036	5,282	(4,250)	—	863,068
Private label residential mortgage-backed securities	4,298	—	(95)	—	4,203
Corporate	93,044	641	(1,325)	—	92,360
Small Business Administration loan pools	77,400	126	(191)	—	77,335
State and political subdivisions	24,036	27	(477)	—	23,586
	$1,125,155	$6,345	$(6,338)	$—	$1,125,162

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$25,960	$338	$—	$—	$26,298
U.S. Treasury securities	35,134	116	—	—	35,250
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	763,827	9,598	(1,280)	—	772,145
Private label residential mortgage-backed securities	4,441	—	(115)	—	4,326
Corporate	92,142	734	(1,078)	—	91,798
Small Business Administration loan pools	80,199	130	(124)	—	80,205
State and political subdivisions	20,767	70	(291)	—	20,546
	$1,022,470	$10,986	$(2,888)	$—	$1,030,568

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
March 31, 2026
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,974	$88	$(9)	$—	$4,053
State and political subdivisions	1,280	16	(3)	—	1,293
	$5,254	$104	$(12)	$—	$5,346

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,967	$131	$—	$—	$4,098
State and political subdivisions	1,281	30	—	—	1,311
	$5,248	$161	$—	$—	$5,409

The fair value and amortized cost of debt securities at March 31, 2026, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$58,190	$58,262	$—	$—
One to five years	32,790	33,020	—	—
Five to ten years	82,171	81,251	170	167
After ten years	8,270	8,023	1,110	1,126
Small Business Administration loan pools	77,400	77,335	—	—
Mortgage-backed securities	866,334	867,271	3,974	4,053
Total debt securities	$1,125,155	$1,125,162	$5,254	$5,346

The following table shows the carrying value and fair value of securities pledged as collateral to secure public fund deposits; borrowings from the Federal Home Loan Bank and Federal Reserve Bank; and retail repurchase obligations at March 31, 2026, and December 31, 2025.

	March 31, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$728,693	$730,822	$785,200	$793,014
Federal Reserve Bank borrowings	501	508	2,002	2,042
Retail repurchase agreements	39,385	39,826	40,898	41,481
Total securities pledged	$768,579	$771,156	$828,100	$836,537

The following tables show gross unrealized or unrecognized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous loss position at March 31, 2026, and December 31, 2025.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2026
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	400,818	(3,399)	27,554	(851)	428,372	(4,250)
Private label residential mortgage-backed securities	—	—	4,203	(95)	4,203	(95)
Corporate	20,064	(128)	24,037	(1,197)	44,101	(1,325)
Small Business Administration loan pools	46,696	(133)	7,443	(58)	54,139	(191)
State and political subdivisions	10,201	(266)	6,995	(211)	17,196	(477)
Total	$477,779	$(3,926)	$70,232	$(2,412)	$548,011	$(6,338)
December 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	129,917	(519)	28,089	(761)	158,006	(1,280)
Private label residential mortgage-backed securities	—	—	4,326	(115)	4,326	(115)
Corporate	11,837	(73)	24,225	(1,005)	36,062	(1,078)
Small Business Administration loan pools	23,308	(52)	8,629	(72)	31,937	(124)
State and political subdivisions	2,807	(109)	9,460	(182)	12,267	(291)
Total	$167,869	$(753)	$74,729	$(2,135)	$242,598	$(2,888)

As of March 31, 2026, the Company held 142 available-for-sale securities in an unrealized loss position and two held-to-maturity securities in an unrecognized loss position.

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

The Company's private label residential mortgage-backed exposure consists of one security held by the Company and is senior in the capital structure, carries substantial credit enhancement and is 20% risk weighted by the Simplified Supervisory Formula Approach (“SSFA”). At March 31, 2026, the Company does not anticipate any credit losses in the private label residential mortgage-backed portfolio.

The Company's corporate debt exposure consists of 39 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At March 31, 2026, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 71 positions of which 58% of the positions are rated “A” or better by a Nationally Recognized Statistical Ratings Organization (“NRSRO”), and 48% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At March 31, 2026, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended March 31,
	2026	2025
Proceeds	$77,420	$640
Gross gain	—	13
Gross losses	—	—
Income tax expense/(benefit)	—	3

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
Investments in stocks
Accounted for at fair value through net income	$1,404	$1,182
Accounted for at amortized cost assessed for impairment	3,053	2,362
Total investments in stocks	4,457	3,544
Investments in partnerships
Accounted for under the equity method	3,037	3,037
Accounted for under the hypothetical liquidation book value	1,240	1,306
Accounted for under proportional amortization	25,001	26,299
Total investments in partnerships	29,278	30,642
Total other investments	$33,735	$34,186

The unrealized gain/(loss) for other investments accounted for at fair value that were still held at the reporting period were $222 and $159 at March 31, 2026, and December 31, 2025.

The following table discloses the financial statement impact of tax credit investments for the three month period ended March 31, 2026, and 2025.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
March 31, 2026
Investments and tax credit structures:
Included in proportional amortization	$(1,197)	$(138)	$(1,335)	$1,199
Not included in proportional amortization	$—	$44	$44	$—

March 31, 2025
Investments and tax credit structures:
Included in proportional amortization	$(619)	$(258)	$(877)	$761
Not included in proportional amortization	$—	$62	$62	$—
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

The following table reconciles the outstanding balance of loans at March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
Net loan balance	$5,459,696	$4,216,011
Loan origination fees and expenses	(2,165)	(2,964)
Merger fair value adjustments	(30,931)	(16,396)
Hedge fair market value adjustments	(1,082)	(1,129)
Purchased premium and discounts	2,757	2,658
Total	$5,428,275	$4,198,180

The following table lists categories of loans at March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
Commercial real estate	$2,958,263	$2,226,348
Commercial and industrial	967,049	816,885
Residential real estate	720,441	582,145
Agricultural real estate	431,308	278,927
Agricultural	249,053	188,475
Consumer	102,161	105,400
Total loans	5,428,275	4,198,180
Allowance for credit losses	(64,245)	(52,756)
Net loans	$5,364,030	$4,145,424

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the three months ended March 31, 2026 and 2025 the Company did not purchase any pools of residential loans. As of March 31, 2026, and December 31, 2025, residential real estate loans include $269,832 and $252,884 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three months ended March 31, 2026, the Company did not purchase any loans guaranteed by governmental agencies. During the three months ended March 31, 2025, the Company purchased $61,987 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $22,847 with related loans of $1,563,591 at March 31, 2026, and $12,853 with related loans of $627,644 at December 31, 2025.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $940 at March 31, 2026, and $878 at December 31, 2025.

The following tables present the activity in the allowance for credit losses by class for the three month period ended March 31, 2026, and 2025.

March 31, 2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$20,037	$17,830	$8,068	$4,669	$337	$1,815	$52,756
Provision for credit losses	923	4,467	(613)	1,326	(261)	113	5,955
Initial allowance on purchase credit deteriorated ("PCD") loans	855	1,962	160	440	202	1	3,620
Initial allowance on purchased seasoned loans	1,108	718	114	1,254	12	87	3,293
Loans charged-off	(72)	(1,700)	(29)	(36)	(3)	(241)	(2,081)
Recoveries	31	573	1	12	4	81	702
Total ending allowance balance	$22,882	$23,850	$7,701	$7,665	$291	$1,856	$64,245

March 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Provision for credit losses	754	(418)	278	1,606	(67)	569	2,722
Loans charged-off	(22)	(443)	(13)	(6)	(17)	(638)	(1,139)
Recoveries	442	404	9	54	1	64	974
Total ending allowance balance	$16,122	$13,548	$8,827	$5,158	$356	$1,813	$45,824

The following tables present the amortized cost in loans and the balance in the allowance for credit losses by portfolio and class based on the method to determine allowance for credit loss as of March 31, 2026, and December 31, 2025.

March 31,2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$2,903	$4,944	$844	$410	$78	$194	$9,373
Collectively evaluated for credit losses	19,979	18,906	6,857	7,255	213	1,662	54,872
Total	$22,882	$23,850	$7,701	$7,665	$291	$1,856	$64,245
Loan Balance:
Individually evaluated for credit losses	$23,986	$33,102	$3,623	$3,928	$3,457	$819	$68,915
Collectively evaluated for credit losses	2,934,277	933,947	716,818	427,380	245,596	101,342	5,359,360
Total	$2,958,263	$967,049	$720,441	$431,308	$249,053	$102,161	$5,428,275

December 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$2,599	$2,341	$910	$342	$186	$171	$6,549
Collectively evaluated for credit losses	17,438	15,489	7,158	4,327	151	1,644	46,207
Total	$20,037	$17,830	$8,068	$4,669	$337	$1,815	$52,756
Loan Balance:
Individually evaluated for credit losses	$18,171	$21,905	$4,664	$2,886	$3,928	$770	$52,324
Collectively evaluated for credit losses	2,208,177	794,980	577,481	276,041	184,547	104,630	4,145,856
Total	$2,226,348	$816,885	$582,145	$278,927	$188,475	$105,400	$4,198,180

The following tables present information related to non-accrual loans at March 31, 2026, and December 31, 2025.

	March 31,2026
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$4,467	$4,346	$—
Commercial and industrial	2,518	2,410	—
Residential real estate	47	—	—
Agricultural real estate	2,387	2,090	—
Agricultural	3,434	3,089	—
Consumer	20	—	—
Subtotal	12,873	11,935	—
With an allowance recorded:
Commercial real estate	12,959	11,634	2,054
Commercial and industrial	29,896	22,736	4,120
Residential real estate	3,708	3,467	832
Agricultural real estate	2,235	1,663	389
Agricultural	281	268	62
Consumer	779	737	180
Subtotal	49,858	40,505	7,637
Total	$62,731	$52,440	$7,637

	December 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,795	$3,734	$—
Commercial and industrial	2,146	707	—
Residential real estate	610	552	—
Agricultural real estate	297	—	—
Agricultural	1,624	1,291	—
Consumer	14	—	—
Subtotal	8,486	6,284	—
With an allowance recorded:
Commercial real estate	7,461	6,758	1,639
Commercial and industrial	24,794	20,820	2,303
Residential real estate	3,975	3,704	875
Agricultural real estate	1,694	1,167	262
Agricultural	897	862	124
Consumer	719	681	162
Subtotal	39,540	33,992	5,365
Total	$48,026	$40,276	$5,365

The tables below present average recorded investment and interest income related to non-accrual loans for the three months ended March 31, 2026, and 2025. Interest income recognized in the following table was substantially recognized on a cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the Three Months Ended
	March 31, 2026		March 31, 2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$4,040	$—	$3,052	$—
Commercial and industrial	1,559	95	—	—
Residential real estate	276	1	—	—
Agricultural real estate	1,045	—	1,975	32
Agricultural	2,190	—	—	—
Consumer	—	—	—	—
Subtotal	9,110	96	5,027	32
With an allowance recorded:
Commercial real estate	9,196	—	4,813	—
Commercial and industrial	21,778	4	8,014	4
Residential real estate	3,585	—	4,915	—
Agricultural real estate	1,415	—	2,351	—
Agricultural	565	—	1,231	—
Consumer	709	—	775	1
Subtotal	37,248	4	22,099	5
Total	$46,358	$100	$27,126	$37

The following table presents the amount of non-accrual interest income written off for the three months ended March 31, 2026, and 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Commercial real estate	$49	$10
Commercial and industrial	175	10
Residential real estate	10	8
Agricultural real estate	10	2
Agricultural	4	3
Consumer	2	5
Total	$250	$38

The following tables present the aging of the recorded investment in past due loans as of March 31, 2026, and December 31, 2025, by portfolio and class of loans.

March 31, 2026	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$15,245	$7,369	$667	$15,980	$2,919,002	$2,958,263
Commercial and industrial	8,617	4,592	1,955	25,146	926,739	967,049
Residential real estate	3,558	219	155	3,467	713,042	720,441
Agricultural real estate	1,161	506	76	3,753	425,812	431,308
Agricultural	1,544	2,643	23	3,357	241,486	249,053
Consumer	324	96	—	737	101,004	102,161
Total	$30,449	$15,425	$2,876	$52,440	$5,327,085	$5,428,275

December 31, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$4,411	$3,121	$—	$10,492	$2,208,324	$2,226,348
Commercial and industrial	3,830	1,655	1,146	21,527	788,727	816,885
Residential real estate	3,825	842	164	4,256	573,058	582,145
Agricultural real estate	1,194	480	—	1,167	276,086	278,927
Agricultural	715	656	1,300	2,153	183,651	188,475
Consumer	353	95	—	681	104,271	105,400
Total	$14,328	$6,849	$2,610	$40,276	$4,134,117	$4,198,180

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

Based on the analysis performed at March 31, 2026, the risk category of loans by type and year of origination is as follows.

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$113,543	$570,533	$337,946	$157,900	$332,386	$478,864	$937,356	$1,476	$2,930,004
Special mention	—	—	114	—	69	—	666	—	849
Substandard	—	6,194	3,305	1,761	3,280	7,802	5,068	—	27,410
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$113,543	$576,727	$341,365	$159,661	$335,735	$486,666	$943,090	$1,476	$2,958,263
Commercial and industrial
Risk rating
Pass	$29,270	$199,117	$125,784	$45,346	$46,821	$50,703	$417,535	$780	$915,356
Special mention	—	—	89	16,233	146	202	130	—	16,800
Substandard	—	2,046	13,825	7,497	1,554	2,435	7,536	—	34,893
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$29,270	$201,163	$139,698	$69,076	$48,521	$53,340	$425,201	$780	$967,049
Residential real estate
Risk rating
Pass	$27,679	$74,260	$22,300	$43,002	$58,581	$372,054	$118,109	$359	$716,344
Special mention	—	—	—	—	—	271	—	—	271
Substandard	—	16	96	825	318	2,006	520	45	3,826
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$27,679	$74,276	$22,396	$43,827	$58,899	$374,331	$118,629	$404	$720,441
Agricultural real estate
Risk rating
Pass	$18,823	$98,744	$50,114	$23,764	$26,655	$106,360	$100,136	$263	$424,859
Special mention	8	—	—	—	—	126	—	—	134
Substandard	—	—	2,393	2,243	153	1,241	285	—	6,315
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$18,831	$98,744	$52,507	$26,007	$26,808	$107,727	$100,421	$263	$431,308
Agricultural
Risk rating
Pass	$9,857	$32,529	$19,903	$4,722	$2,324	$6,413	$170,582	$137	$246,467
Special mention	—	—	—	—	—	62	—	—	62
Substandard	—	592	54	651	29	630	568	—	2,524
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$9,857	$33,121	$19,957	$5,373	$2,353	$7,105	$171,150	$137	$249,053
Consumer
Risk rating
Pass	$28,456	$14,929	$8,762	$9,676	$6,111	$6,739	$26,751	$—	$101,424
Special mention	—	—	—	—	—	—	—	—	—
Substandard	—	91	103	188	196	159	—	—	737
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$28,456	$15,020	$8,865	$9,864	$6,307	$6,898	$26,751	$—	$102,161
Total loans
Risk rating
Pass	$227,628	$990,112	$564,809	$284,410	$472,878	$1,021,133	$1,770,469	$3,015	$5,334,454
Special mention	8	—	203	16,233	215	661	796	—	18,116
Substandard	—	8,939	19,776	13,165	5,530	14,273	13,977	45	75,705
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$227,636	$999,051	$584,788	$313,808	$478,623	$1,036,067	$1,785,242	$3,060	$5,428,275

Based on the analysis performed at December 31, 2025, the risk category of loans by type and year of origination is as follows.

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$429,259	$319,227	$162,815	$256,817	$162,737	$258,510	$614,449	$999	$2,204,813
Special mention	—	115	—	73	—	—	667	—	855
Substandard	4,739	2,329	1,376	3,839	1,148	3,211	4,038	—	20,680
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$433,998	$321,671	$164,191	$260,729	$163,885	$261,721	$619,154	$999	$2,226,348
Commercial and industrial
Risk rating
Pass	$192,904	$120,288	$43,779	$48,264	$33,804	$25,293	$304,608	$849	$769,789
Special mention	—	93	16,865	147	10	336	129	—	17,580
Substandard	319	16,822	7,547	1,144	215	1,832	1,637	—	29,516
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$193,223	$137,203	$68,191	$49,555	$34,029	$27,461	$306,374	$849	$816,885
Residential real estate
Risk rating
Pass	$49,089	$17,591	$30,673	$36,518	$242,578	$121,963	$78,442	$379	$577,233
Special mention	—	—	—	—	—	277	—	—	277
Substandard	17	104	1,265	553	217	2,213	221	45	4,635
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$49,106	$17,695	$31,938	$37,071	$242,795	$124,453	$78,663	$424	$582,145
Agricultural real estate
Risk rating
Pass	$65,295	$43,928	$19,536	$16,115	$10,270	$49,537	$70,113	$270	$275,064
Special mention	—	—	—	—	—	129	—	—	129
Substandard	—	—	2,146	78	407	1,103	—	—	3,734
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$65,295	$43,928	$21,682	$16,193	$10,677	$50,769	$70,113	$270	$278,927
Agricultural
Risk rating
Pass	$27,452	$20,798	$4,886	$1,649	$1,506	$2,618	$127,847	$224	$186,980
Special mention	—	—	1	—	—	32	—	—	33
Substandard	56	87	143	130	17	663	366	—	1,462
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$27,508	$20,885	$5,030	$1,779	$1,523	$3,313	$128,213	$224	$188,475
Consumer
Risk rating
Pass	$37,830	$8,889	$9,933	$7,213	$3,326	$3,485	$34,044	$—	$104,720
Special mention	—	—	—	—	—	—	—	—	—
Substandard	17	61	216	223	119	44	—	—	680
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$37,847	$8,950	$10,149	$7,436	$3,445	$3,529	$34,044	$—	$105,400
Total loans
Risk rating
Pass	$801,829	$530,721	$271,622	$366,576	$454,221	$461,406	$1,229,503	$2,721	$4,118,599
Special mention	—	208	16,866	220	10	774	796	—	18,874
Substandard	5,148	19,403	12,693	5,967	2,123	9,066	6,262	45	60,707
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$806,977	$550,332	$301,181	$372,763	$456,354	$471,246	$1,236,561	$2,766	$4,198,180

The following table discloses the charge-off and recovery activity by loan type and year of origination for the three month period ending March 31, 2026.

March 31, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$—	$(17)	$(1)	$—	$(40)	$(14)	$—	$(72)
Gross recoveries	—	—	—	—	1	17	13	—	31
Net charge-offs	$—	$—	$(17)	$(1)	$1	$(23)	$(1)	$—	$(41)
Commercial and industrial
Gross charge-offs	$—	$(1)	$(916)	$(598)	$(102)	$(81)	$(2)	$—	$(1,700)
Gross recoveries	—	—	—	—	1	530	42	—	573
Net charge-offs	$—	$(1)	$(916)	$(598)	$(101)	$449	$40	$—	$(1,127)
Residential real estate
Gross charge-offs	$—	$—	$—	$(21)	$(1)	$(2)	$(5)	$—	$(29)
Gross recoveries	—	—	—	—	—	1	—	—	1
Net charge-offs	$—	$—	$—	$(21)	$(1)	$(1)	$(5)	$—	$(28)
Agricultural real estate
Gross charge-offs	$—	$—	$(5)	$(14)	$(13)	$—	$(4)	$—	$(36)
Gross recoveries	—	—	—	—	—	12	—	—	12
Net charge-offs	$—	$—	$(5)	$(14)	$(13)	$12	$(4)	$—	$(24)
Agricultural
Gross charge-offs	$—	$(1)	$—	$(2)	$—	$—	$—	$—	$(3)
Gross recoveries	—	—	—	1	—	1	2	—	4
Net charge-offs	$—	$(1)	$—	$(1)	$—	$1	$2	$—	$1
Consumer
Gross charge-offs	$(24)	$(48)	$(14)	$(29)	$(36)	$(64)	$(26)	$—	$(241)
Gross recoveries	—	3	4	5	29	38	2	—	81
Net charge-offs	$(24)	$(45)	$(10)	$(24)	$(7)	$(26)	$(24)	$—	$(160)
Total loans
Gross charge-offs	$(24)	$(50)	$(952)	$(665)	$(152)	$(187)	$(51)	$—	$(2,081)
Gross recoveries	—	3	4	6	31	599	59	—	702
Net charge-offs	$(24)	$(47)	$(948)	$(659)	$(121)	$412	$8	$—	$(1,379)

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

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at March 31, 2026, and 2025, that were both experiencing financial difficulty and modified during the three months ended March 31, 2026, and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

March 31, 2026	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$—	0.00%
Commercial and industrial	—	—	—	—	0.00%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	—	—	—	—	0.00%
Consumer	—	—	—	—	0.00%
Total	$—	$—	$—	$—	0.00%

March 31, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$100	$—	$—	$100	0.01%
Commercial and industrial	172	78	37	287	0.04%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	—	—	—	—	0.00%
Consumer	—	—	—	—	0.00%
Total	$272	$78	$37	$387	0.01%

At March 31, 2026, and 2025, there were $74 and $30 in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended March 31, 2026, and 2025.

March 31, 2026	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$76	$76
Commercial and industrial	—	—	137	137
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$—	$—	$213	$213

March 31, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$643	$643
Commercial and industrial	78	—	3,584	3,662
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	595	—	595
Consumer	—	—	—	—
Total	$78	$595	$4,227	$4,900

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended March 31, 2025. There were no modified loans to borrowers experiencing financial difficulty for the three months ended March 31, 2026.

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of March 31, 2026, and December 31, 2025.

	Allowance for Credit Losses
	March 31, 2026	December 31, 2025
Commercial real estate	$301	$272
Commercial and industrial	2,010	1,409
Agricultural real estate	16	4
Residential real estate	85	47
Agricultural	5	—
Consumer	84	21
Total allowance for credit losses	$2,501	$1,753

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month LIBOR or one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At March 31, 2026, the portfolio of interest rate swaps had a weighted average maturity of 6.12 years, a weighted average pay rate of 4.44% and a weighted average rate received of 6.91%. At December 31, 2025, the portfolio of interest rate swaps had a weighted average maturity of 6.27 years, a weighted average pay rate of 4.45% and a weighted average rate received of 7.10%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated debt and Federal Home Loan Bank advances interest expense and adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at March 31, 2026, and December 31, 2025.

	March 31, 2026			December 31, 2025
	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received
Subordinated debt hedges	9.5	2.81%	5.78%	9.7	2.81%	6.10%
Variable rate FHLB advance hedges	—	—	—	0.2	3.59%	3.71%
Total cash flow hedges	9.5	2.81%	5.78%	0.9	3.53%	3.88%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At March 31, 2026, this portfolio of interest rate swaps had a weighted average maturity of 5.92 years, weighted average pay rate of 6.74% and a weighted average rate received of 6.76%. At December 31, 2025, this portfolio of interest rate swaps had a weighted average maturity of 6.17 years, weighted average pay rate of 6.79% and weighted average rate received of 6.82%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at March 31, 2026, and December 31, 2025.

	March 31, 2026			December 31, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$9,725	$854	$—	$10,086	$935	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	7,500	1,845	—	107,500	1,881	—
Total derivatives designated as hedging relationships	17,225	2,699	—	117,586	2,816	—
Derivatives not designated as hedging instruments:
Interest rate swaps	182,391	2,848	2,723	183,489	2,942	2,808
Total derivatives not designated as hedging instruments	182,391	2,848	2,723	183,489	2,942	2,808
Total	$199,616	5,547	2,723	$301,075	5,758	2,808
Cash collateral		—	4,179		—	3,359
Netting adjustments		(3,898)	(3,898)		(3,367)	(3,367)
Net amount presented in Balance Sheet		$1,649	$3,004		$2,391	$2,800

The table below lists designated and qualifying hedged items in fair value hedges at March 31, 2026, and December 31, 2025.

	March 31, 2026			December 31, 2025
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$13,911	$(1,082)	$(343)	$14,337	$(1,129)	$(354)
Total	$13,911	$(1,082)	$(343)	$14,337	$(1,129)	$(354)

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three month period ended March 31, 2026, and 2025, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended
	March 31, 2026	March 31, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	$4	$7
Total net gain (loss) related to derivatives designated as hedging instruments	4	7
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—
Total net gains (losses) related to hedging relationships	4	7
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	4	389
Total net gains (losses) related to derivatives not designated as hedging instruments	4	389
Net gains (losses) on derivatives and hedging activities	$8	$396

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended March 31, 2026, and 2025.

	March 31, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(18)	$22	$4	$86
Total	$(18)	$22	$4	$86

	March 31, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(199)	$206	$7	$115
Total	$(199)	$206	$7	$115

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended March 31, 2026, and 2025.

	March 31, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$(13)	$(10)	$17
Subordinated note hedges	(18)	7	56
Total	$(31)	$(3)	$73

	March 31, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$(256)	$(194)	$185
Subordinated note hedges	(194)	(137)	68
Total	$(450)	$(331)	$253

NOTE 5 – OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Changes in other real estate owned and other repossessed assets for the three months ended March 31, 2026 and 2025 were as follows.

March 31, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$5,388	$578	$5,966
Transfers in	27	78	105
Net (loss) gain on sales	3	103	106
Proceeds from sales	(380)	(619)	(999)
	5,038	140	5,178
Additions to valuation reserve	(12)	—	(12)
Capitalized cost	—	—	—
Recorded investment	$5,026	$140	$5,166

March 31, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,773	$4,811	$9,584
Transfers in	113	246	359
Net (loss) gain on sales	34	11	45
Proceeds from sales	(456)	(4,758)	(5,214)
	4,464	310	4,774
Additions to valuation reserve	—	—	—
Capitalized cost	—	—	—
Recorded investment	$4,464	$310	$4,774

Expenses related to other real estate owned and other repossessed assets for the three months ended March 31, 2026 and 2025 were as follows.

March 31, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(3)	$(103)	$(106)
Gain on initial valuation of collateral	12	—	12
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	148	37	185
Total	$157	$(66)	$91

March 31, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(34)	$(11)	$(45)
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	82	64	146
Total	$48	$53	$101

The balance of other real estate owned includes $443 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at March 31, 2026, and $804 at December 31, 2025. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,933 at March 31, 2026, and $776 at December 31, 2025. At March 31, 2026 and December 31 ,2025, included in the other real estate owned balance is $2,141 related to closed bank locations transferred from premises and equipment.

NOTE 6 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended March 31, 2026, and December 31, 2025, are listed below.

March 31, 2026	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$6,215	$6,145	8.7	3.39%
Total operating leases	$6,215	$6,145	8.7	3.39%

December 31, 2025	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,528	$3,527	12.1	3.29%
Total operating leases	$3,528	$3,527	12.1	3.29%

Operating lease costs for the three months ended March 31, 2026, and 2025, are listed below.

	Three Months Ended
	March 31, 2026	March 31, 2025
Operating lease cost	$392	$156
Short-term lease cost	—	—
Variable lease cost	134	21
Total operating lease cost	$526	$177

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three month period ended March 31, 2026.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	March 31, 2026
Due in one year or less	$1,261
Due after one year through two years	1,186
Due after two years through three years	1,044
Due after three years through four years	927
Due after four years through five years	766
Thereafter	1,961
Total undiscounted cash flows	7,145
Discount on cash flows	(1,000)
Total operating lease liability	$6,145

NOTE 7 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of March 31, 2026, and December 31, 2025, are listed below.

	March 31, 2026	December 31, 2025
Federal funds purchased	$—	$—
Retail repurchase agreements	39,009	39,864

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $39,826 and $41,481 at March 31, 2026, and December 31, 2025. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
Average daily balance during the period	$44,412	$41,479
Average interest rate during the period	1.45%	1.77%
Maximum month-end balance year-to-date	$41,557	$46,708
Weighted average interest rate at period-end	1.51%	1.46%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances. Federal Home Loan Bank advances as of March 31, 2026, and December 31, 2025, are as follows.

	March 31, 2026	Weighted Average Rate	December 31, 2025	Weighted Average Rate
Federal Home Loan Bank line of credit advances	$250,250	3.83%	$200,000	3.89%
Federal Home Loan Bank fixed-rate term advances	97,410	3.77%	100,000	3.84%
Total Federal Home Loan Bank advances	$347,660	3.81%	$300,000	3.87%

At March 31, 2026, and December 31, 2025, the Company had un-disbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $59,742 and $64,635. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $904,073 at March 31, 2026, and qualifying loans of $932,939 at December 31, 2025. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $494,792 and $567,399 at March 31, 2026, and December 31, 2025.

Federal Reserve Bank borrowings

At March 31, 2026, and December 31, 2025, the Company had a borrowing capacity of $2,142,985 and $1,863,782, for which the Company has pledged loans with an outstanding balance of $2,622,634 at March 31, 2026 and $2,456,465 at December 31, 2025. The Company had no outstanding borrowings at March 31, 2026 or December 31, 2025.

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

The loan has been renewed and amended annually on February 10, with the same terms as the previous renewal. The most recent renewal was February 10, 2026 with a maturity date of February 10, 2027.

There were no outstanding principal balances on the bank stock loan at March 31, 2026 or December 31, 2025.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of March 31, 2026, and December 31, 2025, are listed below.

	March 31, 2026	December 31, 2025
Subordinated debentures	$24,401	$24,308
Subordinated notes	73,862	73,837
Total	$98,263	$98,145

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

Subordinated debentures as of March 31, 2026, and December 31, 2025, are listed below.

	March 31, 2026	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	5.93%	9.1
CTIII subordinated debentures	5,155	5.82%	11.2
CFSTI subordinated debentures	5,155	7.22%	6.7
ASBSTI subordinated debentures	7,732	5.74%	9.5
Total contractual balance	28,352
Fair market value adjustments	(3,951)
Total subordinated debentures	$24,401

	December 31, 2025	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.17%	9.3
CTIII subordinated debentures	5,155	5.87%	11.5
CFSTI subordinated debentures	5,155	7.20%	7.0
ASBSTI subordinated debentures	7,732	5.78%	9.7
Total contractual balance	28,352
Fair market value adjustments	(4,044)
Total subordinated debentures	$24,308

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

On June 30, 2025, the Company redeemed the subordinated note described above.

On July 17, 2025, the Company entered into new Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $75,000 in aggregate principal amount of its 7.125% Fixed-to-Floating Rate Subordinated notes due 2035. The notes were issued under an Indenture, dated as of June 17, 2025 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee. The notes will mature on August 1, 2035. From July 17, 2025, through August 1, 2030, the Company will pay interest on the notes semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2026, at a fixed interest rate of 7.125%. Beginning August 1, 2030, the notes convert to a floating interest rate, to be reset quarterly, equal to the then-current Three-Month Term SOFR, as defined in the Indenture, plus 349 basis points for each quarterly interest period during the floating rate period. Interest payments during the floating-rate period will be paid quarterly in arrears on February 1, May 1, August 1 and November 1 of each year, commencing on November 1, 2030.

Subordinated notes as of March 31, 2026, are listed below.

	March 31, 2026	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.13%	9.3
Total principal outstanding	75,000
Debt issuance cost	(1,138)
Total subordinated notes	$73,862

Subordinated notes as of December 31, 2025, are listed below.

	December 31, 2025	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.13%	9.6
Total principal outstanding	75,000
Debt issuance cost	(1,163)
Total subordinated notes	$73,837

Future principal repayments

Future principal repayments of the March 31, 2026 outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$39,009	$269,650	$—	$—	$308,659
Due after one year through two years	—	47,890	—	—	47,890
Due after two years through three years	—	12,945	—	—	12,945
Due after three years through four years	—	3,985	—	—	3,985
Due after four years through five years	—	6,025	—	—	6,025
Thereafter	—	7,165	28,352	75,000	110,517
Total	$39,009	$347,660	$28,352	$75,000	$490,021

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At March 31, 2026, and December 31, 2025, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
Class A common stock – issued	27,025,401	24,688,892
Class A common stock – held in treasury	(6,249,580)	(5,735,107)
Class A common stock – outstanding	20,775,821	18,953,785
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $44 was recorded for the three months ended March 31, 2026. ESPP compensation expense of $41 was recorded for the three months ended March 31, 2025. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2023 to February 14, 2024	16,884	21.79	65
February 15, 2024 to August 14, 2024	12,581	28.52	63
August 15, 2024 to February 14, 2025	13,921	32.05	79
February 15, 2025 to August 14, 2025	12,940	33.69	77

In September of 2025, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2025, and concluding on September 30, 2026. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received September 23, 2025. At March 31, 2026, there are 327,662 shares remaining or repurchase under the program.

Accumulated other comprehensive income (loss)

At March 31, 2026, and December 31, 2025, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of March 31, 2026, and December 31, 2025, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
March 31, 2026
Net unrealized or unamortized gains (losses)	$7	$928	$935
Tax effect	(5)	—	(5)
	$2	$928	$930
December 31, 2025
Net unrealized or unamortized gains (losses)	$8,098	$1,220	$9,318
Tax effect	(1,996)	(290)	(2,286)
	$6,102	$930	$7,032

NOTE 9 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of March 31, 2026, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2026, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at March 31, 2026, and December 31, 2025, are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
March 31, 2026
Total capital to risk weighted assets
Equity Bancshares, Inc.	$840,637	14.36%	$614,699	10.50%	$	N/A	N/A
Equity Bank	807,147	13.82%	613,378	10.50%		584,170	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	700,029	11.96%	497,613	8.50%		N/A	N/A
Equity Bank	740,401	12.67%	496,544	8.50%		467,336	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	675,629	11.54%	409,799	7.00%		N/A	N/A
Equity Bank	740,401	12.67%	408,919	7.00%		379,710	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	700,029	9.59%	292,121	4.00%		N/A	N/A
Equity Bank	740,401	10.18%	291,061	4.00%		363,827	5.00%
December 31, 2025
Total capital to risk weighted assets
Equity Bancshares, Inc.	$769,823	16.31%	$495,484	10.50%	$	N/A	N/A
Equity Bank	691,869	14.80%	490,860	10.50%		467,485	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	641,476	13.59%	401,106	8.50%		N/A	N/A
Equity Bank	637,359	13.63%	397,363	8.50%		373,988	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	617,168	13.08%	330,323	7.00%		N/A	N/A
Equity Bank	637,359	13.63%	327,240	7.00%		303,866	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	641,476	10.64%	241,199	4.00%		N/A	N/A
Equity Bank	637,359	10.60%	240,602	4.00%		300,753	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 10 – EARNINGS PER SHARE

The following table presents earnings per share for the three months ended March 31, 2026, and 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Basic:
Net income (loss) allocable to common stockholders	$16,966	$15,041
Weighted average common shares outstanding	21,017,906	17,475,058
Weighted average vested restricted stock units	19,148	7,763
Weighted average shares	21,037,054	17,482,821
Basic earnings (loss) per common share	$0.81	$0.86
Diluted:
Net income (loss) allocable to common stockholders	$16,966	$15,041
Weighted average common shares outstanding for:
Basic earnings per common share	21,037,054	17,482,821
Dilutive effects of the assumed exercise of stock options	103,116	62,743
Dilutive effects of the assumed vesting of restricted stock units	121,377	112,291
Dilutive effects of the assumed exercise of ESPP purchases	1,617	1,738
Average shares and dilutive potential common shares	21,263,164	17,659,593
Diluted earnings (loss) per common share	$0.80	$0.85

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of March 31, 2026, and 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Stock options	325,968	237,004
Restricted stock units	63,508	74,263
Total antidilutive shares	389,476	311,267

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of March 31, 2026, and December 31, 2025.

	March 31, 2026
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$25,879	$—
U.S. Treasury securities	38,731	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities		863,068	—
Private label residential mortgage-backed securities	—	4,203	—
Corporate	—	92,360	—
Small Business Administration loan pools	—	77,335	—
State and political subdivisions	—	23,586	—
Derivative assets:
Derivative assets (included in other assets)	—	5,547	—
Cash collateral held by counterparty and netting adjustments	(3,898)	—	—
Total derivative assets	(3,898)	5,547	—
Other assets:
Equity securities with readily determinable fair value	1,404	—	—
Total other assets	1,404	—	—
Total assets	$36,237	$1,091,978	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$2,723	$—
Cash collateral held by counterparty and netting adjustments	281	—	—
Total derivative liabilities	281	2,723	—
Total liabilities	$281	$2,723	$—

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$26,298	$—
U.S. Treasury securities	35,250	—	—
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	772,145	—
Private label residential mortgage-backed securities	—	4,326	—
Corporate	—	91,798	—
Small Business Administration loan pools	—	80,205	—
State and political subdivisions	—	20,546	—
Derivative assets:
Derivative assets (included in other assets)	—	5,758	—
Cash collateral held by counterparty and netting adjustments	(3,367)	—	—
Total derivative assets	(3,367)	5,758	—
Other assets:
Equity securities with readily determinable fair value	1,182	—	—
Total other assets	1,182	—	—
Total assets	$33,065	$1,001,076	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$2,808	$—
Cash collateral held by counterparty and netting adjustments	(8)	—	—
Total derivative liabilities	(8)	2,808	—
Total liabilities	$(8)	$2,808	$—

There were no material transfers between levels during the three months ended March 31, 2026, or the year ended December 31, 2025. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of March 31, 2026, and December 31, 2025.

	March 31, 2026
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$9,580
Commercial and industrial	—	—	18,616
Residential real estate	—	—	2,635
Agricultural real estate	—	—	1,274
Other	—	—	763
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	33

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$5,119
Commercial and industrial	—	—	18,517
Residential real estate	—	—	2,829
Agricultural real estate	—	—	905
Other	—	—	1,257
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at March 31, 2026, or December 31, 2025.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of March 31, 2026, and December 31, 2025.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
March 31, 2026
Real estate loans individually evaluated for credit losses	$19,384	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 17% (11%)

Commercial business	$13,484	Market Comparable Companies	Adjustments for differences between EBITDA multiples and revenue multiples	6% - 21% (10%) .1% - 1% (1%)

Other real estate owned individually evaluated for credit losses	$2,206	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)
December 31, 2025
Real estate loans individually evaluated for credit losses	$13,337	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 22% (13%)

Commercial business	$15,290	Market Comparable Companies	Adjustments for differences between EBITDA multiples and revenue multiples	6% - 21% (10%) .1% - 1% (1%)

Other real estate owned individually evaluated for credit losses	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for March 31, 2026, and December 31, 2025.

	March 31, 2026
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$564,165	$564,165	$564,165	$—	$—
Interest bearing deposits in other bank	932	932	—	932	—
Available-for-sale securities	1,125,162	1,125,162	38,731	1,086,431	—
Held-to-maturity securities	5,254	5,346	—	5,346	—
Loans held for sale	7,631	7,631	—	7,631	—
Loans, net of allowance for credit losses	5,364,030	5,179,690	—	—	5,179,690
Federal Reserve Bank and Federal Home Loan Bank stock	38,806	38,806	—	38,806	—
Interest receivable	39,966	39,966	—	39,966	—
Derivative assets	5,547	5,547	—	5,547	—
Cash collateral held by derivative counterparty and netting adjustments	(3,898)	(3,898)	(3,898)	—	—
Total derivative assets	1,649	1,649	(3,898)	5,547	—
Equity securities with readily determinable fair value	1,404	1,404	1,404	—	—
Total assets	$7,148,999	$6,964,751	$600,402	$1,184,659	$5,179,690
Financial liabilities:
Deposits	$6,300,910	$6,295,455	$—	$6,295,455	$—
Federal funds purchased and retail repurchase agreements	39,009	39,009	—	39,009	—
Federal Home Loan Bank advances	347,660	347,660	—	347,660	—
Subordinated debentures	24,401	24,401	—	24,401	—
Subordinated notes	73,862	75,362	—	75,362	—
Contractual obligations	9,678	9,678	—	9,678	—
Interest payable	7,421	7,421	—	7,421	—
Derivative liabilities	2,723	2,723	—	2,723	—
Cash collateral held by derivative counterparty and netting adjustments	281	281	281	—	—
Total derivative liabilities	3,004	3,004	281	2,723	—
Total liabilities	$6,805,945	$6,801,990	$281	$6,801,709	$—

	December 31, 2025
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$607,817	$607,817	$607,817	$—	$—
Interest bearing deposits in other bank	575	$575	—	575	—
Available-for-sale securities	1,030,568	1,030,568	35,250	995,318	—
Held-to-maturity securities	5,248	5,409	—	5,409	—
Loans held for sale	1,392	1,392	—	1,392	—
Loans, net of allowance for credit losses	4,145,424	4,126,632	—	—	4,126,632
Federal Reserve Bank and Federal Home Loan Bank stock	34,053	34,053	—	34,053	—
Interest receivable	33,322	33,322	—	33,322	—
Derivative assets	5,758	5,758	—	5,758	—
Cash collateral held by derivative counterparty and netting adjustments	(3,367)	(3,367)	(3,367)	—	—
Total derivative assets	2,391	2,391	(3,367)	5,758	—
Equity securities with readily determinable fair value	1,182	1,182	1,182	—	—
Total assets	$5,861,972	$5,843,341	$640,882	$1,075,827	$4,126,632
Financial liabilities:
Deposits	$5,138,264	$5,135,904	$—	$5,135,904	$—
Federal funds purchased and retail repurchase agreements	39,864	39,864	—	39,864	—
Federal Home Loan Bank advances	300,000	300,000	—	300,000	—
Subordinated debentures	24,308	24,308	—	24,308	—
Subordinated notes	73,837	75,524	—	75,524	—
Contractual obligations	10,208	10,208	—	10,208	—
Interest payable	9,757	9,757	—	9,757	—
Derivative liabilities	2,808	2,808	—	2,808	—
Cash collateral held by derivative counterparty and netting adjustments	(8)	(8)	(8)	—	—
Total derivative liabilities	2,800	2,800	(8)	2,808	—
Total liabilities	$5,599,038	$5,598,365	$(8)	$5,598,373	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of March 31, 2026, and December 31, 2025, were as follows.

	March 31, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$98,672	$474,060	$64,972	$406,614
Mortgage loans in the process of origination	7,629	257	3,152	117
Unused lines of credit	200,138	664,498	195,483	538,731

At March 31, 2026, the fixed rate loan commitments have interest rates ranging from 3.45% to 9.19% and maturities ranging from 1 month to 59 months.

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

The contractual amounts of standby letters of credit as of March 31, 2026, and December 31, 2025, were as follows.

	March 31, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$12,005	$31,401	$11,637	$31,719

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

The Company has reached a settlement of each of the above-described actions. In return for a comprehensive release of all claims listed above, the company has agreed to pay the total value of approximately $1,150 in cash and customer credits after court approvals expected in the second quarter of 2026.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three months ended March 31, 2026, and 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025
Non-interest income
Service charges and fees	$2,493	$2,064
Debit card income	3,117	2,504
Mortgage banking(a)	348	106
Increase in bank-owned life insurance(a)	1,398	3,593
Net gain (loss) from securities transactions(a)	(108)	12
Other
Investment referral income	148	118
Trust income	542	457
Insurance sales commissions	212	37
Recovery on zero-basis purchased loans(a)	1	2
Income (loss) from equity method investments(a)	—	—
Other non-interest income related to loans and deposits	1,171	1,371
Other non-interest income not related to loans and deposits(a)	165	66
Total other non-interest income	2,239	2,051
Total	$9,487	$10,330
(a) Not within the scope of ASC 606.

NOTE 15 – BUSINESS COMBINATIONS

Acquisition of Frontier Holdings LLC: At close of business on January 1, 2026, the Company acquired 100% of the outstanding common shares of Frontier Holdings LLC, ("Frontier"). Frontier is the parent company of Frontier Bank, which has seven branch locations in Lincoln, Falls City, Madison, Norfolk, Omaha and Pender. Results of operations of Frontier were included in the Company's results of operations beginning January 2, 2026. Acquisition-related costs associated with this acquisition were $5,333 ($4,142 on an after-tax basis) and are included in merger expense in the Company's income statement for the three months ended March 31, 2026.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is currently still ongoing and such amounts are subject to change for up to one year from the acquisition date. The acquisition was an expansion of the Company's footprint into Nebraska with the addition of seven branch locations throughout the state.

The following table summarizes the amounts of assets acquired and liabilities assumed by Frontier on January 1, 2026.

Fair value of consideration:
Cash	$32,501
Common Stock	99,095
$131,596

Recognized amounts of identifiable assets acquired and
liabilities assumed:
Cash and due from banks	$12,819
Interest bearing time deposits in other banks	100
Available-for-sale securities	83,014
Loans	1,278,732
Premises and equipment	2,678
Core deposit intangible	10,830
Other assets	27,831
Total assets acquired	1,416,004
Deposits	1,131,969
Federal Home Loan Bank advances	140,181
Other borrowed funds	22,486
Interest payable and other liabilities	12,629
Total liabilities assumed	1,307,265
Total identifiable net assets	108,739
Goodwill	22,857
$131,596

The following tables reconcile the par value of Frontier loan portfolio as of the purchase date to the fair value indicated in the table above. For purchased seasoned loans and purchase-credit deteriorated assets, as required by CECL, the fair value mark is divided between an adjustment to par and an addition to the ACL. The addition to ACL represents the portion of the fair value mark attributable to expected credit losses and was determined by comparing a valuation that reflects management's loss rate assumptions with a valuation assuming no credit losses.

Purchased Seasoned Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial real estate	$733,497	$(8,103)	$(1,108)	$724,286
Commercial and industrial	151,744	(817)	(718)	150,209
Residential real estate	130,492	(1,148)	(114)	129,230
Agricultural real estate	164,168	(2,164)	(1,254)	160,750
Agricultural	77,170	(84)	(12)	77,074
Consumer	8,287	28	(87)	8,228
Total Purchased Seasoned loans	$1,265,358	$(12,288)	$(3,293)	$1,249,777

Purchase Credit Deteriorated Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial real estate	$13,074	$(1,497)	$(855)	$10,722
Commercial and industrial	11,291	(1,197)	(1,962)	8,132
Residential real estate	1,845	(240)	(160)	1,445
Agricultural real estate	7,867	(2,673)	(440)	4,754
Agricultural	2,086	(56)	(202)	1,828
Consumer	17	(6)	(1)	10
Total Purchase Credit Deteriorated loans	$36,180	$(5,669)	$(3,620)	$26,891

Total Purchased Loans	Purchase Price
Purchased Seasoned Loans	$1,249,777
Purchase Credit Deteriorated Loans	26,891
Total loans	$1,276,668

Assuming the Frontier acquisition would have taken place on January 1, 2025, total combined revenue would have been $71,055 for the three months ended March 31, 2025, and $253,712 for the year ended December 31, 2025. Net income would have been $22,752 at March 31, 2025, and $40,506 at December 31, 2025. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former Frontier locations are not available following the acquisition.

On April 2, 2025 the Company entered into an agreement and plan of reorganization with NBC Corp. of Oklahoma ("NBC"). The transaction was completed at close of business on July 2, 2025. Acquisition-related costs associated with the NBC transaction during the three months ended March 31, 2026 were $392 ($310 on an after-tax basis).

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

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets for the three months ended March 31, 2026, and 2025. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended March 31, 2026
Interest and dividend income	$107,976	$48	$—		$108,024
Interest expense	32,543	1,817	—		34,360
Net interest income	75,433	(1,769)	—		73,664
Provision (reversal) for credit losses	5,955	—	—		5,955
Net interest income after provision (reversal) for credit losses	69,478	(1,769)	—		67,709
Non-interest income
Service charges and fees	2,493	—	—		2,493
Debit card income	3,117	—	—		3,117
Mortgage banking	348	—	—		348
Increase in value of bank-owned life insurance	1,398	—	—		1,398
Net gain (loss) from securities transactions	(108)	—	—		(108)
Other	2,236	20,512	(20,509)	(a)	2,239
Total non-interest income	9,484	20,512	(20,509)		9,487
Non-interest expense
Salaries and employee benefits	26,253	2	—		26,255
Net occupancy and equipment	4,764	25	—		4,789
Data processing	5,384	4	—		5,388
Professional fees	1,657	111	—		1,768
Advertising and business development	1,666	—	—		1,666
Telecommunications	690	—	—		690
FDIC insurance	765	—	—		765
Courier and postage	645	—	—		645
Free nationwide ATM cost	566	—	—		566
Amortization of core deposit intangibles	1,928	—	—		1,928
Loan expense	498	—	—		498
Other real estate owned	89	2	—		91
Merger expenses	4,352	1,373	—		5,725
Other	4,077	118	—		4,195
Intersegment service charges	(1,280)	1,280	—		—
Total non-interest expense	52,054	2,915	—		54,969
Income (loss) before income tax	26,908	15,828	(20,509)		22,227
Provision (benefit) for income taxes	5,616	(355)	—		5,261
Total segment profit/(loss)	$21,292	$16,183	$(20,509)		$16,966

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended March 31, 2025
Interest and dividend income	$74,623	$61	$—		$74,684
Interest expense	22,522	1,870	—		24,392
Net interest income	52,101	(1,809)	—		50,292
Provision (reversal) for credit losses	2,722	—	—		2,722
Net interest income after provision (reversal) for credit losses	49,379	(1,809)	—		47,570
Non-interest income
Service charges and fees	2,064	—	—		2,064
Debit card income	2,504	—	—		2,504
Mortgage banking	106	—	—		106
Increase in value of bank-owned life insurance	3,593	—	—		3,593
Net gain on acquisition and branch sales	—	—	—		—
Net gain (loss) from securities transactions	12	—	—		12
Other	2,051	17,044	(17,044)	(a)	2,051
Total non-interest income	10,330	17,044	(17,044)		10,330
Non-interest expense
Salaries and employee benefits	19,896	58	—		19,954
Net occupancy and equipment	3,675	—	—		3,675
Data processing	5,086	—	—		5,086
Professional fees	1,330	197	—		1,527
Advertising and business development	1,344	—	—		1,344
Telecommunications	587	—	—		587
FDIC insurance	630	—	—		630
Courier and postage	799	—	—		799
Free nationwide ATM cost	513	—	—		513
Amortization of core deposit intangibles	1,045	—	—		1,045
Loan expense	129	—	—		129
Other real estate owned	99	2	—		101
Merger expenses	66	—	—		66
Other	3,160	434	—		3,594
Intersegment service charges	(375)	375	—		—
Total non-interest expense	37,984	1,066	—		39,050
Income (loss) before income tax	21,725	14,169	(17,044)		18,850
Provision (benefit) for income taxes	4,440	(631)	—		3,809
Total segment profit/(loss)	$17,285	$14,800	$(17,044)		$15,041

(a) Elimination of equity in earnings of subsidiary

	For the Three Months Ended March 31,
	2026			2025
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$1,574	$63	$1,637	$1,434	$45	$1,479
Amortization of operating lease right-of-use-asset	339	—	339	127	—	127
Amortization of cloud computing implementation costs	18	—	18	21	—	21
Amortization of intangible assets	2,056	—	2,056	1,144	—	1,144
Purchase of long lived assets	3,796	—	3,796	1,464	—	1,464
Provision (benefit) for income taxes	5,616	(355)	5,261	4,440	(631)	3,809

	March 31,	December 31,
	2026	2025
Assets
Total assets for reportable segments	$7,648,375	$6,322,637
Holding company administrative adjustments	932,408	848,320
Elimination of bank cash and equity in earnings of subsidiaries	(25,447)	(40,544)
Elimination of investment in subsidiaries	(887,966)	(757,241)
Consolidated total assets	$7,667,370	$6,373,172

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K filed with the SEC on March 6, 2026, and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$108,024	$90,866	$91,098	$74,187	$74,684
Interest expense	34,360	27,364	28,613	24,385	24,392
Net interest income	73,664	63,502	62,485	49,802	50,292
Provision (reversal) for credit losses	5,955	(16)	6,228	19	2,722
Net gain (loss) from securities transactions	(108)	154	(53,352)	12	12
Other non-interest income	9,595	9,378	8,873	8,577	10,318
Merger expenses	5,725	1,481	6,163	355	66
Loss on debt extinguishment	—	—	—	1,361	—
Other non-interest expense	49,244	45,106	42,919	38,285	38,984
Income (loss) before income taxes	22,227	26,463	(37,304)	18,371	18,850
Provision for income taxes	5,261	4,379	(7,641)	3,107	3,809
Net income (loss)	16,966	22,084	(29,663)	15,264	15,041
Net income (loss) allocable to common stockholders	16,966	22,084	(29,663)	15,264	15,041
Basic earnings (loss) per share	$0.81	$1.16	$(1.55)	$0.87	$0.86
Diluted earnings (loss) per share	$0.80	$1.15	$(1.55)	$0.86	$0.85
Balance Sheet Data (at period end)
Cash and cash equivalents	$564,165	$607,817	$699,410	$366,204	$431,382
Securities available-for-sale	1,125,162	1,030,568	903,858	973,402	950,453
Securities held-to-maturity	5,254	5,248	5,243	5,236	5,226
Loans held for sale	7,631	1,392	617	217	338
Gross loans held for investment	5,428,275	4,198,180	4,268,587	3,600,728	3,631,628
Allowance for credit losses	64,245	52,756	53,469	45,270	45,824
Loans held for investment, net of allowance for credit losses	5,364,030	4,145,424	4,215,118	3,555,458	3,585,804
Goodwill and core deposit intangibles, net	135,494	103,735	100,468	66,009	67,025
Naming rights, net	5,629	5,703	5,778	5,852	5,926
Total assets	7,667,370	6,373,172	6,365,631	5,373,837	5,446,100
Total deposits	6,300,910	5,138,264	5,094,769	4,234,918	4,405,364
Borrowings	484,932	438,009	481,772	444,221	371,126
Total liabilities	6,849,760	5,641,118	5,653,739	4,738,201	4,828,776
Total stockholders’ equity	817,610	732,054	711,892	635,636	617,324
Tangible common equity*	676,487	622,616	605,646	563,775	544,373
Performance ratios
Return on average assets (ROAA) annualized	0.92%	1.43%	(1.93)%	1.18%	1.17%
Return on average equity (ROAE) annualized	8.17%	12.07%	(16.45)%	9.76%	10.07%
Return on average tangible common equity (ROATCE)* annualized	10.77%	14.91%	(18.31)%	11.69%	12.12%
Yield on loans annualized	6.80%	7.01%	7.18%	6.94%	7.15%
Cost of interest-bearing deposits annualized	2.51%	2.43%	2.58%	2.47%	2.44%
Cost of total deposits	2.00%	1.88%	1.98%	1.93%	1.90%
Net interest margin annualized	4.33%	4.47%	4.45%	4.17%	4.27%
Efficiency ratio*	56.68%	59.98%	58.31%	63.62%	62.43%
Non-interest expense to net interest income plus non-interest income	66.11%	63.79%	272.59%	68.51%	64.42%
Non-interest income / average assets annualized	0.52%	0.62%	(2.90)%	0.66%	0.80%
Non-interest expense / average assets annualized	2.99%	3.01%	3.20%	3.08%	3.04%
Dividend payout ratio	22.03%	15.73%	(11.78)%	17.49%	17.81%
Performance ratios - Core
Core earnings per diluted share*	$1.32	$1.26	$1.21	$0.99	$0.90
Core return on average assets*	1.52%	1.57%	1.51%	1.35%	1.24%
Core return on average equity*	13.41%	13.23%	12.47%	11.18%	10.69%
Core return on average tangible common equity*	16.10%	15.56%	14.30%	12.64%	12.14%
Core non-interest expense / average assets*	2.57%	2.82%	2.71%	2.86%	2.94%
Capital Ratios
Tier 1 Leverage Ratio	9.49%	10.64%	10.41%	12.07%	11.76%
Common Equity Tier 1 Capital Ratio	11.54%	13.08%	12.84%	15.07%	14.70%
Tier 1 Risk Based Capital Ratio	11.96%	13.59%	13.35%	15.67%	15.30%
Total Risk Based Capital Ratio	14.36%	16.31%	16.09%	16.84%	18.32%
Total Stockholders equity / Total Assets	10.66%	11.49%	11.18%	11.83%	11.34%
Tangible common equity to tangible assets*	8.99%	9.94%	9.68%	10.63%	10.13%
Book value per share	$39.37	$38.64	$37.25	$36.27	$35.23
Tangible common book value per share*	$32.58	$32.86	$31.69	$32.17	$31.07
Tangible common book value per diluted share*	$32.30	$32.43	$31.41	$31.89	$30.84

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 84 full-service banking sites located in Arkansas, Kansas, Missouri, Nebraska and Oklahoma. As of March 31, 2026, we had consolidated total assets of $7.67 billion, total loans held for investment, net of allowance, of $5.36 billion, total deposits of $6.30 billion, and total stockholders’ equity of $817.6 million. During the three month period ended March 31, 2026, the Company had net income of $17.0 million. The Company had net income of $15.0 million for the three month period ended March 31, 2025.

Critical Accounting Policies

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the December 31, 2025, audited financial statements included in our Annual Report on Form 10-K filed with the SEC on March 6, 2026. The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements. Our accounting policies are described in “NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Interim Consolidated Financial Statements.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of March 31, 2026. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within the Company’s operations. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to the Company’s calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration, modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended March 31, 2026, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Changes in interest rates earned on interest-earning assets or incurred on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic change in net interest income. Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international circumstances and domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Kansas, Missouri, Nebraska and Oklahoma, as well as developments affecting the consumer, commercial and real estate sectors within these markets.

Net Income

Three months ended March 31, 2026, compared with three months ended March 31, 2025: Net income allocable to common stockholders for the three months ended March 31, 2026, was $17.0 million, or $0.80 diluted earnings per share as compared to $15.0 million, or $0.85 diluted earnings per share for the three months ended March 31, 2025, an increase of $1.9 million. The increase was primarily due to an increase in interest and dividend income of $33.3 million, partially offset by increases in non-interest expense of $15.9 million, interest expense of $10.0 million, provision for loan losses of $3.2 million and in the provision for taxes of $1.5 million.

Excluding the pre-tax merger and acquisition expenses of $5.7 million and provisioning of $6.1 million, realized in closing our transaction with Frontier, pre-tax income was $34.4 million for the quarter. Tax effected at 23%, adjusted net income was $26.3 million, or $1.23 per diluted share.

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

Three months ended March 31, 2026, compared with three months ended March 31, 2025: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended March 31, 2026, and 2025. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Three Months Ended March 31,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$989,469	$17,698	7.25%	$690,124	$14,322	8.42%
Commercial real estate	2,266,995	37,977	6.79%	1,424,110	24,591	7.00%
Real estate construction	672,347	11,931	7.20%	457,910	8,802	7.80%
Residential real estate	718,633	9,653	5.45%	565,672	6,715	4.81%
Agricultural real estate	424,055	7,714	7.38%	264,100	5,415	8.32%
Agricultural	264,213	4,780	7.34%	84,901	1,667	7.96%
Consumer	118,569	1,709	5.85%	88,413	1,485	6.81%
Total loans	5,454,281	91,462	6.80%	3,575,230	62,997	7.15%
Taxable securities	1,102,263	13,659	5.03%	937,021	9,114	3.94%
Nontaxable securities	23,989	222	3.75%	56,815	377	2.69%
Total Securities	1,126,252	13,881	5.00%	993,836	9,491	3.87%
Federal funds sold and other	315,683	2,681	3.44%	202,906	2,196	4.39%
Total interest-earning assets	6,896,216	108,024	6.35%	4,771,972	74,684	6.35%
Non-interest-earning assets:
Other real estate owned, net	5,384			4,619
Premises and equipment, net	139,996			117,437
Bank-owned life insurance	148,867			133,272
Goodwill, core deposit and other intangibles, net	141,742			72,389
Other non-interest-earning assets	119,504			112,728
Total assets	$7,451,709			$5,212,417
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,450,755	6,871	1.92%	$1,061,195	5,580	2.13%
Savings and money market	1,975,221	10,574	2.17%	1,466,589	8,001	2.21%
Demand, savings and money market	3,425,976	17,445	2.07%	2,527,784	13,581	2.18%
Certificates of deposit	1,495,970	13,033	3.53%	693,346	5,796	3.39%
Total interest-bearing deposits	4,921,946	30,478	2.51%	3,221,130	19,377	2.44%
FHLB term and line of credit advances	202,439	1,886	3.78%	274,385	2,916	4.31%
Federal Reserve Bank discount window	11	—	0.25%	—	—	0.00%
Bank stock loan	—	4	0.25%	—	—	0.00%
Subordinated debt	98,194	1,800	7.43%	97,540	1,851	7.69%
Other borrowings	48,070	192	1.62%	46,213	248	2.18%
Total interest-bearing liabilities	5,270,660	34,360	2.64%	3,639,268	24,392	2.72%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,271,350			922,021
Non-interest-bearing liabilities	67,861			45,211
Stockholders’ equity	841,838			605,917
Total liabilities and stockholders’ equity	$7,451,709			$5,212,417
Net interest income		$73,664			$50,292
Interest rate spread			3.71%			3.63%
Net interest margin(2)			4.33%			4.27%
Total cost of deposits, including non-interest bearing deposits	$6,193,296	$30,478	2.00%	$4,143,151	$19,377	1.90%
Average interest-earning assets to interest-bearing liabilities			130.84%			131.12%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended March 31, 2026, and 2025.

Analysis of Changes in Net Interest Income

For the Three Months Ended March 31, 2026, and 2025

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$5,561	$(2,185)	$3,376
Commercial real estate	14,141	(755)	13,386
Real estate construction	3,850	(721)	3,129
Residential real estate	1,976	962	2,938
Agricultural real estate	2,968	(669)	2,299
Agricultural	3,254	(141)	3,113
Consumer	456	(232)	224
Total loans	32,206	(3,741)	28,465
Taxable securities	1,780	2,765	4,545
Nontaxable securities	(269)	114	(155)
Total securities	1,511	2,879	4,390
Federal funds sold and other	1,032	(547)	485
Total interest-earning assets	34,749	(1,409)	33,340
Interest-bearing liabilities:
Interest-bearing demand deposits	1,888	(597)	1,291
Savings and money market	2,725	(152)	2,573
Demand, savings and money market	4,613	(749)	3,864
Certificates of deposit	6,982	255	7,237
Total interest-bearing deposits	11,595	(494)	11,101
FHLB term and line of credit advances	(701)	(329)	(1,030)
Bank stock loan	4	—	4
Subordinated debt	12	(63)	(51)
Other borrowings	10	(66)	(56)
Total interest-bearing liabilities	10,920	(952)	9,968
Net Interest Income	$23,829	$(457)	$23,372

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

Interest income increased $33.3 million for the quarter ended March 31, 2026, as compared to the quarter ended March 31, 2025. $28.5 million of the increase was due to increased volume of average interest earning assets, primarily attributable to the our mergers with Frontier and NBC. The average rate/yield on securities increased by 113 bps while the average yield/rate on loans decreased 35 bps, resulting in the overall yield/rate on interest-earning assets remaining unchanged compared to the same period in the prior year.

The increase in interest expense of $10.0 million was due to an increase in deposit interest expense of $11.1 million due to an increase in volume in deposits primarily attributable to our mergers with Frontier and NBC. As expected, cost of interest-bearing deposits increased 7 bps as market interest rate reductions were offset by a comparatively higher cost deposit portfolio contributed by Frontier.

During the quarter ended March 31, 2026 when compared to the quarter ended March 31, 2025, net interest margin increased 6 bp and net interest spread increased by 8 bp to 3.71% from 3.63%. The comparative expansion was driven by earning asset dynamics resulting in a consistent yield year over year coupled with market interest rate declines driving a reduction in overall cost of funds.

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

Three months ended March 31, 2026, compared with three months ended March 31, 2025: During the three months ended March 31, 2026, there was a provision for credit losses of $6.0 million compared to a provision for credit losses of $2.7 million for the three months ended March 31, 2025. The provision for the three months ended is primarily attributable to the establishment of reserves on purchased seasoned loans acquired in the Frontier acquisition. The Company continues to estimate the allowance for credit losses with assumptions that anticipate slower prepayment rates and continued market disruption caused by the impact of U.S. trade and fiscal policy and the resulting impact on consumers and businesses. Net charge-offs for the three months ended March 31, 2026 and 2025, were $1.4 million and $165 thousand, respectively. For the three months ended March 31, 2026, gross charge-offs were $2.1 million, offset by gross recoveries of $701 thousand. In comparison, gross charge-offs were $1.1 million for the three months ended March 31, 2025, offset by gross recoveries of $974 thousand.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, trust income and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended March 31, 2026, compared with three months ended March 31, 2025: The following table provides a comparison of the major components of non-interest income for the three months ended March 31, 2026, and 2025.

Non-Interest Income

For the Three Months Ended March 31,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Service charges and fees	$2,493	$2,064	$429	20.8%
Debit card income	3,117	2,504	613	24.5%
Mortgage banking	348	106	242	228.3%
Increase in value of bank-owned life insurance	1,398	3,593	(2,195)	(61.1)%
Other
Investment referral income	148	118	30	25.4%
Trust income	542	457	85	18.6%
Insurance sales commissions	212	37	175	473.0%
Recovery on zero-basis purchased loans	1	2	(1)	(50.0)%
Income (loss) from equity method investments	—	—	—	—%
Other non-interest income	1,336	1,437	(101)	(7.0)%
Total other	2,239	2,051	188	9.2%
Subtotal	9,595	10,318	(723)	(7.0)%
Net gain (loss) on acquisition and branch sales	—	—	—	—%
Net gain (loss) from securities transactions	(108)	12	(120)	(1000.0)%
Total non-interest income	$9,487	$10,330	$(843)	(8.2)%

Total non-interest income decreased $843 thousand during the three months ended March 31, 2026, as compared to the same period in 2025. The decrease is due to a death benefit that was realized during the three months ended March 31, 2025, that did not recur in the current quarter causing a decrease in bank owned life insurance of $2.2 million, partially offset by increases in debit card income of $613 thousand and service charges and fees of $429 thousand driven by additional customers gained through our mergers with NBC and Frontier.

Non-Interest Expense

Three months ended March 31, 2026, compared with three months ended March 31, 2025: For the three months ended March 31, 2026, non-interest expense totaled $55.0 million, an increase of $15.9 million, when compared to the three months ended March 31, 2025. Changes in the various components of non-interest expense for the three months ended March 31, 2026, and 2025, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended March 31,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Salaries and employee benefits	$26,255	$19,954	$6,301	31.6%
Net occupancy and equipment	4,789	3,675	1,114	30.3%
Data processing	5,388	5,086	302	5.9%
Professional fees	1,768	1,527	241	15.8%
Advertising and business development	1,666	1,344	322	24.0%
Telecommunications	690	587	103	17.5%
FDIC insurance	765	630	135	21.4%
Courier and postage	645	799	(154)	(19.3)%
Free nationwide ATM cost	566	513	53	10.3%
Amortization of core deposit intangible	1,928	1,045	883	84.5%
Loan expense	498	129	369	286.0%
Other real estate owned	91	101	(10)	(9.9)%
Other	4,195	3,594	601	16.7%
Subtotal	49,244	38,984	10,260	26.3%
Merger expenses	5,725	66	5,659	8574.2%
Total non-interest expense	$54,969	$39,050	$15,919	40.8%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $6.3 million for the period ended March 31, 2026, as compared to the same period in 2025. The increase in employee salaries and wages was due to additional payroll costs as well as an increase in employee insurance expense, which is primarily driven by the increase in staff from the NBC and Frontier mergers.

Merger expenses: There was an increase in merger expenses of $5.7 million for the period ended March 31, 2026, as compared to the same period in 2025. This increase is primarily due to the completion of the Frontier merger in the first quarter of 2026.

Net occupancy and equipment: There was an increase in net occupancy and equipment of $1.1 million for the period ended March 31, 2026, as compared to the same period in 2025. The increase was primarily related to Frontier lease amortization, rent and depreciation.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The overall increase is comprised of a number of insignificant changes within expense categories noted above.

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

The efficiency ratio was 56.68% for the three months ended March 31, 2026, compared with 62.43% for the three months ended March 31, 2025. The positive trend was driven by increasing net interest income partially offset by increased non-interest expense, both primarily attributable to our mergers with NBC and Frontier.

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

During the tax year ended December 31, 2024, a Corporate Application for Tentative Refund was filed to carry back excess general business credits from 2023 to the 2020, 2021 and 2022 tax years resulting in a refund of $14.9 million which was received in the second quarter of 2025. Pursuant to Section 6405 of the Internal Revenue Code, refunds in excess of $5 million to a corporate taxpayer must be reviewed by the Joint Committee on Taxation (JCT). Accordingly, the IRS has referred the proposed refund to the JCT and remains under review as of March 31, 2026. While tax years ending 12/31/2020 and 12/31/2021 are closed for audit purposes, tax year ending 12/31/2022 remains open and, under request from the IRS, the statute of limitation has been extended to October 31, 2027.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. While the company is still evaluating the tax provisions effective in 2026, it does not expect them to have a material effect on the company’s financial statements.

Three months ended March 31, 2026, compared with three months ended March 31 2025: The effective income tax rate for the three month period ended March 31, 2026, was 23.7% as compared to 20.2% for the three month period ended March 31, 2025. The increase in the effective tax rate for the quarter ended March 31, 2026, was primarily driven by a quarter over quarter increase in pre-tax income which diluted the relative impact of permanent tax benefits, a detriment in the current quarter related to the remeasurement of deferred state tax assets at a lower state tax rate, and proceeds from bank-owned life insurance policies received in the comparative quarter of 2025 that did not recur in the current quarter.

Financial Condition

Total assets increased $1.29 billion from December 31, 2025, to $7.67 billion at March 31, 2026. This variance was primarily due to an increase in loans held for investment of $1.22 billion, partially offset by a decrease in cash and cash equivalents of $43.7 million. Total liabilities increased $1.2 billion to $6.85 billion at March 31, 2026. The change in total liabilities is primarily due to increase in total deposits of $1.16 billion and an increase in FHLB borrowings of $47.7 million. Total stockholders’ equity increased $85.6 million from $732.1 million at December 31, 2025, to $817.6 million at March 31, 2026, principally due to an increase of $101.1 million in additional paid-in-capital. Balance sheet changes for the quarter are primarily attributable to the Company’s merger with Frontier.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	March 31, 2026		December 31, 2025
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$967,049	17.8%	$816,885	19.5%	$150,164	18.4%
Real estate loans:
Commercial real estate	2,958,263	54.5%	2,226,348	53.0%	731,915	32.9%
Residential real estate	720,441	13.3%	582,145	13.9%	138,296	23.8%
Agricultural real estate	431,308	7.9%	278,927	6.6%	152,381	54.6%
Total real estate loans	4,110,012	75.7%	3,087,420	73.5%	1,022,592	33.1%
Agricultural	249,053	4.6%	188,475	4.5%	60,578	32.1%
Consumer	102,161	1.9%	105,400	2.5%	(3,239)	(3.1)%
Total loans held for investment	$5,428,275	100.0%	$4,198,180	100.0%	$1,230,095	29.3%
Total loans held for sale	$7,631	100.0%	$1,392	100.0%	$6,239	448.2%
Total loans held for investment (net of allowances)	$5,364,030	100.0%	$4,145,424	100.0%	$1,218,606	29.4%

Our commercial loan portfolio consists of various types of loans, most of which are generally made to borrowers located in the Wichita, Kansas City, and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Kansas, Missouri, Nebraska and Oklahoma. The majority of our portfolio consists of commercial and industrial and commercial real estate loans, and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economies in which they operate.

At March 31, 2026, gross total loans, including loans held for sale, were 86.3% of deposits and 70.9% of total assets. At December 31, 2025, gross total loans, including loans held for sale, were 81.7% of deposits and 65.9% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of March 31, 2026, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of March 31, 2026
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$363,496	$436,452	$108,830	$58,271	$967,049
Real Estate:
Commercial real estate	793,816	1,601,734	408,203	154,510	2,958,263
Residential real estate	32,785	107,865	111,592	468,199	720,441
Agricultural real estate	111,100	187,080	64,609	68,519	431,308
Total real estate	937,701	1,896,679	584,404	691,228	4,110,012
Agricultural	186,258	44,193	6,735	11,867	249,053
Consumer	45,436	47,015	6,876	2,834	102,161
Total	$1,532,891	$2,424,339	$706,845	$764,200	$5,428,275
Loans with a predetermined fixed interest rate	$611,585	$1,108,518	$144,425	$276,591	$2,141,119
Loans with an adjustable/floating interest rate	921,306	1,315,821	562,420	487,609	3,287,156
Total	$1,532,891	$2,424,339	$706,845	$764,200	$5,428,275

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of December 31, 2025, are summarized in the following table.

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	March 31, 2026	December 31, 2025
	(Dollars in thousands)
Non-accrual loans	$52,440	$40,276
Accruing loans 90 or more days past due	2,876	2,610
OREO acquired through foreclosure, net	2,885	3,245
Other repossessed assets	140	579
Total nonperforming assets	$58,341	$46,710
Ratios:
Nonperforming assets to total assets	0.76%	0.73%
Nonperforming assets to total loans plus OREO and repossessed assets	1.07%	1.11%

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

The nonperforming loans at March 31, 2026, consisted of 335 separate credits and 271 separate borrowers. We had 6 nonperforming loan relationships, totaling $26.8 million, with an outstanding balance in excess of $1.0 million as of March 31, 2026.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At March 31, 2026, the Company had $22.0 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $24.6 million at December 31, 2025.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
March 31, 2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$22,882	$23,850	$7,701	$7,665	$291	$1,856	$64,245
Total loans outstanding (1)	2,958,263	967,049	720,441	431,308	249,053	102,161	5,428,275
Net (charge-offs) recoveries QTD	(41)	(1,127)	(28)	(24)	1	(160)	(1,379)
Average loan balance QTD (1)	2,939,342	989,469	718,633	424,055	264,213	118,569	5,454,281
Non-accrual loan balance	15,980	25,146	3,467	3,753	3,357	737	52,440
Loans to total loans outstanding	54.5%	17.8%	13.3%	7.9%	4.6%	1.9%	100.0%
ACL to total loans	0.8%	2.5%	1.1%	1.8%	0.1%	1.8%	1.2%
Net charge-offs to average loans QTD	—%	(0.1)%	—%	—%	—%	(0.1)%	—%
Non-accrual loans to total loans	0.5%	2.6%	0.5%	0.9%	1.3%	0.7%	1.0%
ACL to non-accrual loans	143.2%	94.8%	222.1%	204.2%	8.7%	251.8%	122.5%

March 31 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$16,122	$13,548	$8,827	$5,158	$356	$1,813	$45,824
Total loans outstanding (1)	1,863,200	762,906	563,954	260,683	94,199	86,686	3,631,628
Net (charge-offs) recoveries QTD	420	(39)	(4)	48	(16)	(574)	(165)
Average loan balance QTD (1)	1,882,018	690,124	565,251	264,100	84,901	88,413	3,574,807
Non-accrual loan balance	7,738	7,593	4,578	2,900	714	722	24,245
Loans to total loans outstanding	51.3%	21.0%	15.5%	7.2%	2.6%	2.4%	100.0%
ACL to total loans	0.9%	1.8%	1.6%	2.0%	0.4%	2.1%	1.3%
Net charge-offs to average loans QTD	—%	—%	—%	—%	—%	(0.6)%	—%
Non-accrual loans to total loans	0.4%	1.0%	0.8%	1.1%	0.8%	0.8%	0.7%
ACL to non-accrual loans	208.3%	178.4%	192.8%	177.9%	49.9%	251.1%	189.0%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at March 31, 2026, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2026.

The allowance for credit losses on loans measured on a collective basis totaled $54.9 million, or 1.0% of the $5.43 billion in loans measured on a collective basis at March 31, 2026, compared to an allowance for credit losses of $46.2 million, or 1.1%, of the $4.1 billion in loans measured on a collective basis at December 31, 2025. The total reserve percentage to total loans was 1.2% at March 31, 2026, and 1.3% at December 31, 2025.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At March 31, 2026, securities represented 14.7% of total assets, decreasing from 16.3% at December 31, 2025.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$25,676	$25,879	$25,960	$26,298
U.S. Treasury securities	38,665	38,731	35,134	35,250
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	862,036	863,068	763,827	772,145
Private label residential mortgage-backed securities	4,298	4,203	4,441	4,326
Corporate	93,044	92,360	92,142	91,798
Small Business Administration loan pools	77,400	77,335	80,199	80,205
State and political subdivisions	24,036	23,586	20,767	20,546
Total available-for-sale securities	$1,125,155	$1,125,162	$1,022,470	$1,030,568

The following table summarizes the amortized cost and fair value by classification of Held-to-Maturity securities as of the dates shown.

Held-To-Maturity Securities

	March 31, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,974	$4,053	$3,967	$4,098
State and political subdivisions	1,280	1,293	1,281	1,311
Total held-to-maturity securities	$5,254	$5,346	$5,248	$5,409

At March 31, 2026, and December 31, 2025, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of March 31, 2026, and December 31, 2025. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	March 31, 2026
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$12,599	4.41%	$13,280	4.47%	$—	—%	$—	—%	$25,879	4.44%
U.S. Treasury securities	34,721	3.79%	4,010	4.58%	—	—%	—	—%	38,731	3.88%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	1	4.29%	$55,922	4.95%	$14,778	5.10%	$792,367	4.90%	863,068	4.91%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	4,203	2.00%	4,203	2.00%
Corporate	9,768	5.19%	11,879	8.93%	69,942	7.24%	771	6.01%	92,360	7.23%
Small Business Administration loan pools	—	—%	2,098	4.50%	36,143	4.15%	39,094	4.34%	77,335	4.26%
State and political subdivisions(1)	1,174	3.08%	3,851	3.29%	11,308	3.25%	7,253	4.79%	23,586	3.72%
Total available-for-sale securities	58,263	4.15%	91,040	5.30%	132,171	5.82%	843,688	4.86%	1,125,162	4.97%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,111	5.02%	863	4.90%	3,974	4.99%
State and political subdivisions(1)	—	—%	—	—%	169	3.02%	1,111	4.62%	1,280	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,280	4.91%	1,974	4.74%	5,254	4.85%
Total debt securities	$58,263	4.15%	$91,040	5.30%	$135,451	5.79%	$845,662	4.86%	$1,130,416	4.97%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2025
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$10,112	4.45%	$16,186	4.45%	$—	—%	$—	—%	$26,298	4.45%
U.S. Treasury securities	29,747	3.83%	5,503	4.60%	—	—%	—	—%	35,250	3.95%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	2	4.26%	55,875	4.95%	15,337	5.13%	700,931	4.94%	772,145	4.95%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	4,326	4.21%	4,326	4.21%
Corporate	2,326	3.76%	18,877	7.89%	69,839	5.49%	756	6.01%	91,798	5.95%
Small Business Administration loan pools	—	—%	2,402	5.01%	37,952	4.50%	39,851	4.72%	80,205	4.62%
State and political subdivisions(1)	908	3.04%	3,791	3.10%	10,330	3.22%	5,517	4.22%	20,546	3.46%
Total available-for-sale securities	43,095	3.95%	102,634	5.33%	133,458	4.99%	751,381	4.92%	1,030,568	4.93%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,101	5.02%	866	4.91%	3,967	4.99%
State and political subdivisions(1)	—	—%	—	—%	170	3.02%	1,111	4.62%	1,281	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,271	4.91%	1,977	4.74%	5,248	4.85%
Total debt securities	$43,095	3.95%	$102,634	5.33%	$136,729	4.99%	$753,358	4.92%	$1,035,816	4.93%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At March 31, 2026, and December 31, 2025, 91.5% and 90.8% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 4.8 years and 5.0 years and a modified duration of 3.9 years and 4.1 years.

Goodwill Impairment Assessment

At March 31, 2026, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired. For additional information, see “Goodwill” under "Critical Accounting Policies" in the Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

The following table shows our composition of deposits at March 31, 2026, and December 31, 2025.

Composition of Deposits

	March 31, 2026		December 31, 2025
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,274,533	20.2%	$1,148,409	22.3%
Interest-bearing demand	1,492,789	23.7%	1,268,307	24.7%
Savings and money market	2,011,909	31.9%	1,736,680	33.8%
Time	1,521,679	24.2%	984,868	19.2%
Total deposits	$6,300,910	100.0%	$5,138,264	100.0%

Total deposits at March 31, 2026, were $6.30 billion, an increase of $1.16 billion, or 22.6%, compared to total deposits of $5.14 billion at December 31, 2025.

The following tables show deposit acquired in 2026, as of the time of each acquisition.

	Frontier Acquisition
	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$150,136	13.3%
Interest-bearing demand	185,050	16.3%
Savings and money market	249,372	22.0%
Time	547,411	48.4%
Total deposits	$1,131,969	100.0%

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025
Interest-bearing demand	(Dollars in thousands)
Reciprocal	$645,277	$571,989
Non-reciprocal brokered	—	—
Total interest-bearing demand	645,277	571,989
Savings and money market
Reciprocal	159,413	100,226
Non-reciprocal brokered	50,052	1,605
Total savings and money market	209,465	101,831
Time
Reciprocal	103,164	51,691
Non-reciprocal brokered	310,172	70,170
Total time	413,336	121,861
Total reciprocal and brokered deposits	$1,268,078	$795,681

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of March 31, 2026, and December 31, 2025.

	March 31, 2026	December 31, 2025	Change	Percent Change
	(Dollars in thousands)
3 months or less	$133,561	$136,661	$(3,100)	(2.3)%
Over 3 through 6 months	164,450	206,748	(42,298)	(20.5)%
Over 6 through 12 months	172,449	67,260	105,189	156.4%
Over 12 months	58,017	69,857	(11,840)	(16.9)%
Total Time Deposits	$528,477	$480,526	$47,951	10.0%

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

Liquidity and Capital Resources

Liquidity

The following tables disclose average balances as a percentage of total average assets as of the time periods listed.

	For the three months ended
	March 31,
	2026	2025
Source of funds
Deposits
Non-interest-bearing	16.90%	17.69%
Interest-bearing demand	19.28%	20.36%
Savings and money market	26.25%	28.14%
Time	19.88%	13.30%
Federal Home Loan Bank advances	2.69%	5.26%
Subordinated borrowings	1.31%	1.87%
Other borrowings	0.64%	0.89%
Other liabilities	0.88%	0.87%
Stockholders' equity	12.17%	11.62%
Total	100.00%	100.00%

Uses of funds
Loans	72.49%	68.59%
Taxable securities	14.65%	17.98%
Nontaxable securities	0.32%	1.09%
Federal funds sold and other	4.20%	3.89%
Other real estate owned, net	0.07%	0.09%
Premises and equipment, net	1.86%	2.25%
Other non-interest-earnings assets	6.41%	6.11%
Total	100.00%	100.00%

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

During the three months ended March 31, 2026, and 2025, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing security and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and Federal Reserve Bank borrowings.

Our largest sources of funds are deposits and FHLB borrowings and our largest uses of funds are loan fundings, securities purchases and debt servicing. Average loans were $5.45 billion for the three months ended March 31, 2026, an increase of 38.5% over the December 31, 2025, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 4.8 years and a modified duration of 3.9 years at March 31, 2026.

Cash and cash equivalents were $564.2 million at March 31, 2026, a decrease of $43.7 million from the $607.8 million cash and cash equivalents at December 31, 2025. The majority of our liquidity comes from our operations, including net income, supplemented by the repayment of principal on loans and investment securities through payoffs, paydowns and normal amortization. From time to time as conditions warrant, we borrow funds to maintain our liquidity requirement and fund operational needs. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of March 31, 2026, and December 31, 2025, the Company and Equity Bank meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of March 31, 2026, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 9 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	As of the Period Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$817,610	$732,054	$711,892	$635,636	$617,324
Goodwill	(104,958)	(82,101)	(77,573)	(53,101)	(53,101)
Core deposit intangibles, net	(30,536)	(21,634)	(22,895)	(12,908)	(13,924)
Naming rights, net	(5,629)	(5,703)	(5,778)	(5,852)	(5,926)
Tangible common equity	$676,487	$622,616	$605,646	$563,775	$544,373
Common shares issued at period end	20,767,023	18,944,987	19,111,084	17,527,191	17,522,994
Diluted common shares outstanding at period end	20,946,924	19,196,160	19,279,741	17,680,489	17,652,110
Book value per common share	$39.37	$38.64	$37.25	$36.27	$35.23
Tangible book value per common share	$32.58	$32.86	$31.69	$32.17	$31.07
Tangible book value per diluted common share	$32.30	$32.43	$31.41	$31.89	$30.84

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

	As of the Period Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(Dollars in thousands)
Total stockholders’ equity	$817,610	$732,054	$711,892	$635,636	$617,324
Goodwill	(104,958)	(82,101)	(77,573)	(53,101)	(53,101)
Core deposit intangibles, net	(30,536)	(21,634)	(22,895)	(12,908)	(13,924)
Naming rights, net	(5,629)	(5,703)	(5,778)	(5,852)	(5,926)
Tangible common equity	$676,487	$622,616	$605,646	$563,775	$544,373
Total assets	$7,667,370	$6,373,172	$6,365,631	$5,373,837	$5,446,100
Goodwill	(104,958)	(82,101)	(77,573)	(53,101)	(53,101)
Core deposit intangibles, net	(30,536)	(21,634)	(22,895)	(12,908)	(13,924)
Naming rights, net	(5,629)	(5,703)	(5,778)	(5,852)	(5,926)
Tangible assets	$7,526,247	$6,263,734	$6,259,385	$5,301,976	$5,373,149
Equity to assets	10.66%	11.49%	11.18%	11.83%	11.34%
Tangible common equity to tangible assets	8.99%	9.94%	9.68%	10.63%	10.13%

Core Return on Average Equity: Core return on average equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) core net income allocable to common stockholders as net income allocable to common stockholders less net gain on acquisition, less gain(loss) on securities transactions, plus loss on debt extinguishment, plus merger expenses, plus BOLI tax expense, plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on adjustments (c) core return on average equity as core net income allocable to common stockholders (as described in clause (b)) divided by a simple average of net income and core net income plus average stockholders' equity. For return on average equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

Return on Average Tangible Common Equity: Return on average tangible common equity is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate: (a) average tangible common equity as total average stockholders’ equity less average intangible assets and preferred stock; (b) core net income allocable to common stockholders as net income allocable to common stockholders plus goodwill impairment, net of actual tax effect, plus amortization of intangible assets less estimated tax effect on amortization of intangible assets (c) return on average tangible common equity as core net income allocable to common stockholders (as described in clause (b)) divided by average tangible common equity (as described in clause (a)). For return on average tangible common equity, the most directly comparable financial measure calculated in accordance with GAAP is return on average equity.

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

	For the Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(Dollars in thousands)
Total average stockholders’ equity	$841,838	$725,651	$715,319	$627,103	$605,917
Average intangible assets	(141,742)	(108,779)	(95,046)	(72,406)	(72,389)
Average tangible common equity	$700,096	$616,872	$620,273	$554,697	$533,528
Net income (loss) allocable to common stockholders	$16,966	$22,084	$(29,663)	$15,264	$15,041
Amortization of intangible assets	2,056	1,390	1,312	1,145	1,144
Net gain on acquisition	—	—	—	—	—
Net (gain) loss on securities transactions	108	(154)	53,352	(12)	(12)
Merger expenses	5,725	1,481	6,163	355	66
Loss on debt extinguishment	—	—	—	1,361	—
Day 2 Merger provision	6,099	—	6,228	—	—
Tax effect	(2,937)	(571)	(14,082)	(598)	(252)
Core net income allocable to common stockholders	$28,017	$24,230	$23,310	$17,515	$15,987
Return on total average stockholders’ equity (ROAE) annualized	8.17%	12.07%	(16.45)%	9.76%	10.07%
Core return on average equity	13.41%	13.23%	12.47%	11.18%	10.69%
Return on average tangible common equity (ROATCE) annualized	10.77%	14.91%	(18.31)%	11.69%	12.12%
Core return on average tangible common equity (CROATCE) annualized	16.10%	15.56%	14.30%	12.64%	12.14%

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

	For the Three Months Ended
	March 31,	December 31,	September 30,	June 30,	March 31,
	2026	2025	2025	2025	2025
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$16,966	$22,084	$(29,663)	$15,264	$15,041
Amortization of intangible assets	$2,056	$1,390	$1,312	$1,145	$1,144
Tax effect of adjustments	(432)	(292)	(276)	(240)	(240)
Adjusted non-core items	18,590	23,182	(28,627)	16,169	15,945
Net gain on acquisitions	—	—	—	—	—
Gain (loss) from securities transactions	108	(154)	53,352	(12)	(12)
Loss on debt extinguishment	—	—	—	1,361	—
Merger expense	5,725	1,481	6,163	355	66
Day 2 Merger provision	6,099	—	6,228	—	—
Tax effect of adjustments	(2,505)	(279)	(13,806)	(358)	(12)
Adjusted operating net income	$28,017	$24,230	$23,310	$17,515	$15,987
GAAP earnings (loss) per diluted share	$0.80	$1.15	$(1.55)	$0.86	$0.85
Core earnings (loss) per diluted share	$1.32	$1.26	$1.22	$0.99	$0.90
Total average assets	$7,451,709	$6,141,284	$6,085,064	$5,206,950	$5,212,417
Total average stockholder's equity	$841,838	$725,651	$715,319	$627,103	$605,917
Weighted average diluted common shares	21,262,009	19,235,412	19,129,726	17,651,298	17,666,834
Return on Average Assets (ROAA) annualized	0.92%	1.43%	-1.93%	1.18%	1.17%
Core Operating ROAA annualized	1.51%	1.57%	1.51%	1.35%	1.24%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the Three Months Ended
	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
	(Dollars in thousands)
Non-interest expense	$54,969	$46,587	$49,082	$40,001	$39,050
Merger expense	(5,725)	(1,481)	(6,163)	(355)	(66)
Loss on debt extinguishment	—	—	—	(1,361)	—
Amortization of intangibles assets	(2,056)	(1,390)	(1,312)	(1,145)	(1,144)
Non-interest expense	$47,188	$43,716	$41,607	$37,140	$37,840
Net interest income	$73,664	$63,502	$62,485	$49,802	$50,292
Non-interest income	$9,487	$9,532	$(44,479)	$8,589	$10,330
Net gain on acquisition and branch sales	—	—	—	—	—
Net gain (loss) from securities transactions	108	(154)	53,352	(12)	(12)
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$9,595	$9,378	$8,873	$8,577	$10,318
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$83,259	$72,880	$71,358	$58,379	$60,610
Non-interest expense to net interest income plus non-interest income	66.11%	63.79%	272.59%	68.51%	64.42%
Efficiency Ratio	56.68%	59.98%	58.31%	63.62%	62.43%
Total Average Assets	$7,451,709	$6,141,284	$6,085,064	$5,206,950	$5,212,417
Core non-interest expense / Average assets	2.57%	2.82%	2.71%	2.86%	2.94%

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

The change in the impact of net interest income from the base case for March 31, 2026, and December 31, 2025, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The continuing positive impact to net interest income in the rates up interest rate shock scenarios is due to the lower proportion of fixed rate investments and fixed rate loans compared to the interest earning cash balances and adjustable-rate loans. The offsetting negative impact in the rates up interest rate shocks and relatively less positive total impact compared to December 31, 2025 are mainly caused by the proportional increase in fixed rate loans, short-term time deposits, and beta-sensitive non-maturity deposits (i.e. money market deposits). In the rates down interest rate shock scenarios, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable, interest earning cash, and slower repricing from longer term borrowings. This is partially offset by the faster downward repricing of short-term time deposits and beta-sensitive non-maturity deposits and slower downward repricing of fixed rate loans. While improved year-to-date, these factors result in the overall negative impact to net interest income in the down rate interest rate shock scenarios.

The change in the economic value of equity from the base case for March 31, 2026, is due to us being in a liability sensitive position and the level of convexity in our prepayable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increases at a faster rate than liabilities. First, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. Non-interest-bearing and other low-beta interest-bearing deposits were proportionally lower, while beta sensitive deposits were proportionally higher year-to-date, negatively impacting up and down rate scenario results. Second, due to the level of convexity in our fixed-rate prepayable assets, we do not experience a similar change in the value of assets in a rates down interest rate shock scenario. As rates decrease, the level of modeled prepayments increases for fixed rate prepayable assets, and as rates increase, the level of modeled prepayments decreases. In rates down, the EVE values have a more positive impact year-to-date and the rates up scenarios have a more negative impact, mainly due to the proportionally higher amount of longer term fixed-rate assets resulting in slower asset repricing overall, despite the asymmetric impact of their convexity. The significant negative impact in the 300 bps down rate scenario is driven by a significant level of liabilities hitting their implied cost floors of near 0% due to their relatively low current cost, compared to the higher yielding floating rate assets that can still absorb rate cuts as rates fall.

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

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	March 31, 2026	December 31, 2025
+300 basis points	9.5%	11.3%
+200 basis points	6.3%	7.5%
+100 basis points	3.0%	3.6%
0 basis points	—	—
-100 basis points	(0.6)%	(1.4)%
-200 basis points	(1.4)%	(2.9)%
-300 basis points	(3.2)%	(5.3)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	March 31, 2026	December 31, 2025
+300 basis points	(10.5)%	(8.0)%
+200 basis points	(7.1)%	(5.3)%
+100 basis points	(3.9)%	(2.8)%
0 basis points	—	—
-100 basis points	1.3%	0.2%
-200 basis points	0.1%	(2.0)%
-300 basis points	(3.6)%	(6.8)%

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

Item 1A: Risk Factors

There have been no material changes in the Company’s risk factors previously disclosed in our Annual Report on Form 10-K filed with the SEC on March 6, 2026.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On September 11, 2025, the Board of Directors of Equity Bancshares authorized the repurchase of up to 1,000,000 shares of outstanding common stock beginning on October 1, 2025 and concluding on September 30, 2026. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and may be extended. modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received on September 23, 2025. During the three months ended March 31, 2026, the Company repurchased 500,000 shares of the Company's outstanding common stock at an average price of $44.77 per share. At March 31, 2026, there are 327,662 shares remaining under the program.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
January 1, 2026 through January 31, 2026	41,364	$44.89	41,364	786,298
February 1, 2026 through February 28, 2026	135,837	$45.68	135,837	650,461
March 1, 2026 through March 31, 2026	322,799	$44.37	322,799	327,662
Total	500,000	$44.77	500,000	327,662

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

During the three months ended March 31, 2026, none of the Company's directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K of the Securities Act of 1933).

Item 6: Exhibits

Exhibit No.	Description
10.1

Ninth Amendment to Loan and Security Agreement dated February 10, 2026, by and between Equity Bancshares, Inc. and ServisFirst Bank (incorporated by reference to Exhibit 10.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K filed with the SEC on February 17, 2026).

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

Equity Bancshares, Inc.

May 8, 2026	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

May 8, 2026	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer