Form 10-Q
period 2026-06-30
EQUITY BANCSHARES INC
filed 2026-08-07
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, the registrant had 20,592,490 shares of Class A common stock, $0.01 par value per share, outstanding.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements reflect our current views with respect to, among other things, future events and our financial performance. These statements are often, but not always, made through the use of words or phrases such as “may,” “should,” “could,” “predict,” “potential,” “believe,” “will likely result,” “expect,” “continue,” “will,” “anticipate,” “seek,” “estimate,” “intend,” “plan,” “project,” “forecast,” “goal,” “target,” “would” and “outlook,” or the negative variations of those words or other comparable words of a future or forward-looking nature. These forward-looking statements are not historical facts, and are based on current expectations, estimates and projections about our industry, management’s beliefs and certain assumptions made by management, many of which, by their nature, are inherently uncertain and beyond our control. Accordingly, we caution you that any such forward-looking statements are not guarantees of future performance and are subject to risks, assumptions and uncertainties that are difficult to predict. Although we believe that the expectations reflected in these forward-looking statements are reasonable as of the date made, actual results may prove to be materially different from the results expressed or implied by the forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under the heading “Item 1A - Risk Factors” in our Annual Report on Form 10-K filed, as amended, with the Securities and Exchange Commission (“SEC”) on March 6, 2026, and in Item 1A – Risk Factors of this Quarterly Report.

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2026, and December 31, 2025

(Dollar amounts in thousands)

	(Unaudited) June 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$546,129	$607,562
Federal funds sold	402	255
Cash and cash equivalents	546,531	607,817
Interest-bearing deposit in other banks	579	575
Available-for-sale securities	1,229,692	1,030,568
Held-to-maturity securities, fair value of $5,237 and $5,409	5,168	5,248
Loans held for sale	2,723	1,392
Loans, net of allowance for credit losses of $64,413 and $52,756	5,341,305	4,145,424
Other real estate owned, net	3,793	5,388
Premises and equipment, net	141,098	136,720
Bank-owned life insurance	150,514	148,301
Federal Reserve Bank and Federal Home Loan Bank stock	42,719	34,053
Interest receivable	37,730	33,322
Goodwill	105,356	82,101
Core deposit intangibles, net	28,296	21,634
Other	90,117	120,629
Total assets	$7,725,621	$6,373,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,174,903	$1,148,409
Total non-interest-bearing deposits	1,174,903	1,148,409
Demand, savings and money market	3,445,538	3,004,987
Time	1,683,376	984,868
Total interest-bearing deposits	5,128,914	3,989,855
Total deposits	6,303,817	5,138,264
Federal funds purchased and retail repurchase agreements	42,826	39,864
Federal Home Loan Bank advances	385,408	300,000
Subordinated debt	98,377	98,145
Contractual obligations	8,520	10,208
Interest payable and other liabilities	59,415	54,637
Total liabilities	6,898,363	5,641,118
Commitments and contingent liabilities, see Notes 12 and 13
Stockholders’ equity, see Note 8
Common stock	273	249
Additional paid-in capital	767,608	664,906
Retained earnings	241,225	205,328
Accumulated other comprehensive income (loss)	(3,820)	7,032
Treasury stock	(178,028)	(145,461)
Total stockholders’ equity	827,258	732,054
Total liabilities and stockholders’ equity	$7,725,621	$6,373,172

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Six Months Ended June 30, 2026, and 2025

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$90,577	$62,868	$182,039	$125,865
Securities, taxable	14,878	8,821	28,537	17,935
Securities, nontaxable	207	358	429	735
Federal funds sold and other	2,162	2,140	4,843	4,336
Total interest and dividend income	107,824	74,187	215,848	148,871
Interest expense
Deposits	30,143	20,090	60,621	39,467
Federal funds purchased and retail repurchase agreements	208	219	400	467
Federal Home Loan Bank advances	1,786	2,224	3,672	5,140
Bank stock loan	—	—	4	—
Subordinated debt	1,815	1,852	3,615	3,703
Total interest expense	33,952	24,385	68,312	48,777
Net interest income	73,872	49,802	147,536	100,094
Provision (reversal) for credit losses	1,304	19	7,259	2,741
Net interest income after provision (reversal) for credit losses	72,568	49,783	140,277	97,353
Non-interest income
Service charges and fees	2,414	2,177	4,907	4,241
Debit card income	3,391	3,052	6,508	5,556
Mortgage banking	589	212	937	318
Increase in value of bank-owned life insurance	1,623	1,321	3,021	4,914
Net gain (loss) from securities transactions	(1,213)	12	(1,321)	24
Other	1,254	1,815	3,493	3,866
Total non-interest income	8,058	8,589	17,545	18,919
Non-interest expense
Salaries and employee benefits	24,594	19,735	50,849	39,689
Net occupancy and equipment	4,624	3,482	9,413	7,157
Data processing	5,190	5,055	10,578	10,141
Professional fees	1,400	1,361	3,168	2,888
Advertising and business development	1,547	1,208	3,213	2,552
Telecommunications	604	588	1,294	1,175
FDIC insurance	1,165	464	1,930	1,094
Courier and postage	518	834	1,163	1,633
Free nationwide ATM cost	595	547	1,161	1,060
Amortization of core deposit intangibles	2,240	1,016	4,168	2,061
Loan expense	546	281	1,044	410
Other real estate owned and repossessed assets, net	35	103	126	204
Loss on debt extinguishment	—	1,361	—	1,361
Merger expenses	133	355	5,858	421
Other	3,694	3,611	7,889	7,205
Total non-interest expense	46,885	40,001	101,854	79,051
Income (loss) before income tax	33,741	18,371	55,968	37,221
Provision (benefit) for income taxes	7,302	3,107	12,563	6,916
Net income (loss) and net income (loss) allocable to common stockholders	$26,439	$15,264	$43,405	$30,305
Basic earnings (loss) per share	$1.28	$0.87	$2.08	$1.73
Diluted earnings (loss) per share	$1.27	$0.86	$2.06	$1.72
See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Six Months Ended June 30, 2026, and 2025

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended June 30,		(Unaudited) Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$26,439	$15,264	$43,405	$30,305
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(6,269)	6,294	(14,360)	20,376
Reclassification for net (gains) losses included in net income	—	—	—	(13)
Unrealized holding gains (losses) arising during the period on cash flow hedges	31	(118)	—	(568)
Total other comprehensive income (loss)	(6,238)	6,176	(14,360)	19,795
Tax effect	1,488	(1,480)	3,508	(4,883)
Other comprehensive income (loss), net of tax	(4,750)	4,696	(10,852)	14,912
Comprehensive income (loss)	$21,689	$19,960	$32,553	$45,217

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended June 30, 2026, and 2025

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at April 1, 2025	17,530,762	$231	$586,251	$207,282	$(44,965)	$(131,475)	$617,324
Net income	—	—	—	15,264	—	—	15,264
Other comprehensive income (loss), net of tax effects	—	—	—	—	4,696	—	4,696
Cash dividends - common stock, $0.15 per share	—	—	—	(2,631)	—	—	(2,631)
Dividend equivalents- restricted stock units and restricted stock awards, $0.15 per share	—	—	—	(39)	—	—	(39)
Stock-based compensation	—	—	1,217	—	—	—	1,217
Common stock issued upon exercise of stock options	2,750	—	79	—	—	—	79
Common stock issued under stock-based incentive plan	9,977	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued with private placement, net of offering costs	—	—	—	—	—	—	—
Treasury stock purchase	(7,500)	—	—	—	—	(274)	(274)
Balance at June 30, 2025	17,535,989	$231	$587,547	$219,876	$(40,269)	$(131,749)	$635,636

Balance at April 1, 2026	20,775,821	$273	$766,016	$218,534	$930	$(168,143)	$817,610
Net income	—	—	—	26,439	—	—	26,439
Other comprehensive income (loss), net of tax effects	—	—	—	—	(4,750)	—	(4,750)
Cash dividends - common stock, $0.18 per share	—	—	—	(3,705)	—	—	(3,705)
Dividend equivalents- restricted stock units and restricted stock awards, $0.18 per share	—	—	—	(43)	—	—	(43)
Stock-based compensation	—	—	1,592	—	—	—	1,592
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—
Common stock issued under stock-based incentive plan	13,587	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	—	—	—	—	—	—	—
Common stock issued with private placement, net of offering costs	—	—	—	—	—	—	—
Common stock issued in connection with the acquisition of Frontier Holdings LLC	—	—	—	—		—	—
Treasury stock purchases	(211,369)	—	—	—	—	(9,885)	(9,885)
Balance at June 30, 2026	20,578,039	$273	$767,608	$241,225	$(3,820)	$(178,028)	$827,258

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Six Months Ended June 30, 2026, and 2025

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2025	17,427,626	$230	$584,424	$194,920	$(55,181)	$(131,475)	$592,918
Net income	—	—	—	30,305	—	—	30,305
Other comprehensive income (loss), net of tax effects	—	—	—	—	14,912	—	14,912
Cash dividends - common stock, $0.30 per share	—	—	—	(5,260)	—	—	(5,260)
Dividend equivalents- restricted stock units and restricted stock awards, $0.30 per share	—	—	—	(89)	—	—	(89)
Stock-based compensation	—	—	2,639	—	—	—	2,639
Common stock issued upon exercise of stock options	3,750	—	112	—	—	—	112
Common stock issued under stock-based incentive plan	98,192	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	13,921	—	446	—	—	—	446
Common stock issued with private placement, net of offering costs	—	—	(73)	—	—	—	(73)
Treasury stock purchase	(7,500)	—	—	—	—	(274)	(274)
Balance at June 30, 2025	17,535,989	$231	$587,547	$219,876	$(40,269)	$(131,749)	$635,636

Balance at January 1, 2026	18,953,785	$249	$664,906	$205,328	$7,032	$(145,461)	$732,054
Net income	—	—	—	43,405	—	—	43,405
Other comprehensive income (loss), net of tax effects	—	—	—	—	(10,852)	—	(10,852)
Cash dividends - common stock, $0.36 per share	—	—	—	(7,444)	—	—	(7,444)
Dividend equivalents- restricted stock units and restricted stock awards, $0.36 per share	—	—	—	(89)	—	—	(89)
Stock-based compensation	—	—	3,132	—	—	—	3,132
Common stock issued upon exercise of stock options	—	—	—	—	—	—	—
Common stock issued under stock-based incentive plan	114,515	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	15,602	—	524	—	—	—	524
Common stock issued with private placement, net of offering costs	—	—	—	—	—	—	—
Common stock issued in merger	—	—	—	—	—	—	—
Common stock issued in connection with the acquisition of Frontier Holdings LLC	2,219,979	23	99,047	25		—	99,095
Treasury stock purchases	(725,842)	—	—	—	—	(32,567)	(32,567)
Balance at June 30, 2026	20,578,039	$273	$767,608	$241,225	$(3,820)	$(178,028)	$827,258

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended June 30, 2026, and 2025
(Dollar amounts in thousands)
	(Unaudited) June 30,
	2026	2025
Cash flows from operating activities
Net income	$43,405	$30,305
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	3,132	2,639
Depreciation	3,539	2,880
Amortization of operating lease right-of-use asset	684	248
Amortization of cloud computing implementation costs	19	41
Provision (reversal) for credit losses	7,259	2,741
Net amortization (accretion) of purchase valuation adjustments	(6,712)	(1,411)
Amortization (accretion) of premiums and discounts on securities	(5,937)	(889)
Amortization of intangible assets	4,318	2,193
Deferred income taxes	3,512	(1,128)
Federal Home Loan Bank stock dividends	(498)	(622)
Loss (gain) on sales and valuation adjustments on other real estate owned	(72)	(8)
Net loss (gain) on sales and settlements of securities	—	(13)
Change in unrealized (gains) losses on equity securities	1,321	(11)
Loss (gain) on disposal of premises and equipment	(1,192)	15
Loss (gain) on sales and valuation adjustments on repossessed assets	(92)	(34)
Loss on debt extinguishment	—	1,361
Loss (gain) on sales of loans	(820)	(253)
Originations of loans held for sale	(41,299)	(12,619)
Proceeds from the sale of loans held for sale	42,231	13,169
Increase in the value of bank-owned life insurance	(3,224)	(4,914)
Change in fair value of derivatives recognized in earnings	192	193
Payments on operating lease payable	(855)	(307)
Net change in:
Interest receivable	6,342	2,685
Other assets	9,291	15,665
Interest payable and other liabilities	(10,389)	(1,983)
Net cash provided by operating activities	54,155	49,943
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(437,897)	(78,940)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	313,112	131,214
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	112	10
Net change in interest-bearing time deposits	97	—
Net change in loans	129,665	(37,239)
Purchase of mortgage loans	(15,923)	—
Purchase of government guaranteed loans	(33,596)	(61,987)
Purchase of premises and equipment	(7,100)	(3,746)
Proceeds from sale of premises and equipment	3,052	450
Proceeds from sale of foreclosed assets	679	5,046
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(1,650)	(6,338)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(700)	(662)
Proceeds from sale of other real estate owned	1,716	456
Proceeds from investments in tax credit structures and resulting contractual obligations	951	—
Proceeds from bank owned life insurance death benefits	808	4,308
Cash acquired in purchase of Frontier Holdings, LLC	12,819	—
Net cash (used in) provided by investing activities	(33,855)	(47,428)
Cash flows (to) from financing activities

Net increase (decrease) in deposits	33,678	(139,927)
Net change in federal funds purchased and retail repurchase agreements	2,962	(826)
Net borrowings (repayments) on Federal Home Loan Bank line of credit	98,019	205,603
Proceeds from Federal Home Loan Bank term advances	159,454	600,000
Principal repayments on Federal Home Loan Bank term advances	(312,204)	(600,000)
Proceeds from Federal Reserve Bank borrowings	2,000	1,000
Principal payments on Federal Reserve Bank borrowings	(2,000)	(1,000)
Proceeds from issuance of common stock, net	—	(73)
Proceeds from the exercise of employee stock options	—	112
Proceeds from employee stock purchase plan	524	446
Principal payments on subordinated debt	—	(75,000)
Principal payments on bank stock loan	(22,486)	—
Purchase of treasury stock	(32,567)	(274)
Net change in contractual obligations	(1,688)	(4,777)
Dividends paid on common stock	(7,278)	(5,342)
Net cash (used in) provided by financing activities	(81,586)	(20,058)
Net change in cash and cash equivalents	(61,286)	(17,543)
Cash and cash equivalents, beginning of period	607,817	383,747
Ending cash and cash equivalents	$546,531	$366,204
Supplemental cash flow information:
Interest paid	$66,532	$47,762
Income taxes paid, net of refunds	(287)	10,560
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	49	297
Other repossessed assets acquired in settlement of loans	127	388
Purchase of investments in tax credit structures and resulting contractual obligations	—	10,000
Total fair value of assets acquired in purchase of Frontier Holdings, LLC, net of cash	1,402,787	—
Total fair value of liabilities assumed in purchase of Frontier Holdings, LLC, net of cash	1,307,265	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2026

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

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on March 6, 2026. Operating results for the six months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements. The amendments in ASU 2025-09, will cause the guidance in ASC 815 to more closely align hedge accounting with the economics of an entities risk management activities by: (1) allowing aggregating in a group of individual forecasted transaction in a cash flow hedge that have similar risk exposure rather than shared risk exposure; (2) allows the application of cash flow hedge accounting on variable rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor; (3) permits hedge accounting for forecasted purchases and sales of non-financial assets, that meet specific criteria, to apply hedge accounting to eligible components of forecasted spot-market transactions, forward-market transactions and subcomponents of an agreements pricing formula; (4) eliminates the requirement to apply the net written options test to a compound derivative that comprises a swap and a written option designated in a cash flow or fair value hedge of interest rate risk; and (5) eliminates the recognition and presentation mismatch related to a dual hedge strategy, when a foreign currency denominated debt instrument is both designated as the hedge in a net investment hedge and as the hedged item in a fair value hedge of interest rate risk. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this Update. Entities should apply the amendments in this update on a prospective basis for all hedging relationships. The company is currently evaluating the impact of adoption of ASU 2025-09, but does not expect it to have a significant impact on the Company's financial condition, results of operations or cash flows.

NOTE 2 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
Available-for-sale securities
U.S. Government-sponsored entities	$25,891	$84	$—	$—	$25,975
U.S. Treasury securities	40,027	32	(18)	—	40,041
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	965,399	2,944	(8,114)	—	960,229
Private label residential mortgage-backed securities	4,110	—	(72)	—	4,038
Corporate	94,709	680	(1,183)	—	94,206
Small Business Administration loan pools	83,591	67	(416)	—	83,242
State and political subdivisions	22,227	44	(310)	—	21,961
	$1,235,954	$3,851	$(10,113)	$—	$1,229,692

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$25,960	$338	$—	$—	$26,298
U.S. Treasury securities	35,134	116	—	—	35,250
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	763,827	9,598	(1,280)	—	772,145
Private label residential mortgage-backed securities	4,441	—	(115)	—	4,326
Corporate	92,142	734	(1,078)	—	91,798
Small Business Administration loan pools	80,199	130	(124)	—	80,205
State and political subdivisions	20,767	70	(291)	—	20,546
	$1,022,470	$10,986	$(2,888)	$—	$1,030,568

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
June 30, 2026
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,889	$52	$(10)	$—	$3,931
State and political subdivisions	1,279	29	(2)	—	1,306
	$5,168	$81	$(12)	$—	$5,237

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,967	$131	$—	$—	$4,098
State and political subdivisions	1,281	30	—	—	1,311
	$5,248	$161	$—	$—	$5,409

The fair value and amortized cost of debt securities at June 30, 2026, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$63,328	$63,350	$—	$—
One to five years	38,597	38,761	—	—
Five to ten years	73,618	72,857	169	167
After ten years	7,311	7,215	1,110	1,139
Small Business Administration loan pools	83,591	83,242	—	—
Mortgage-backed securities	969,509	964,267	3,889	3,931
Total debt securities	$1,235,954	$1,229,692	$5,168	$5,237

The following table shows the carrying value and fair value of securities pledged as collateral to secure public fund deposits; borrowings from the Federal Home Loan Bank and Federal Reserve Bank; and retail repurchase obligations at June 30, 2026, and December 31, 2025.

	June 30, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$727,061	$724,934	$785,200	$793,014
Federal Reserve Bank borrowings	982	993	2,002	2,042
Retail repurchase agreements	44,760	44,781	40,898	41,481
Total securities pledged	$772,803	$770,708	$828,100	$836,537

The following tables show gross unrealized or unrecognized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous loss position at June 30, 2026, and December 31, 2025.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2026
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	32,206	(18)	—	—	32,206	(18)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	612,954	(7,216)	26,853	(898)	639,807	(8,114)
Private label residential mortgage-backed securities	—	—	4,038	(72)	4,038	(72)
Corporate	28,690	(268)	21,251	(915)	49,941	(1,183)
Small Business Administration loan pools	57,020	(349)	6,721	(67)	63,741	(416)
State and political subdivisions	8,466	(170)	6,440	(140)	14,906	(310)
Total	$739,336	$(8,021)	$65,303	$(2,092)	$804,639	$(10,113)
December 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	129,917	(519)	28,089	(761)	158,006	(1,280)
Private label residential mortgage-backed securities	—	—	4,326	(115)	4,326	(115)
Corporate	11,837	(73)	24,225	(1,005)	36,062	(1,078)
Small Business Administration loan pools	23,308	(52)	8,629	(72)	31,937	(124)
State and political subdivisions	2,807	(109)	9,460	(182)	12,267	(291)
Total	$167,869	$(753)	$74,729	$(2,135)	$242,598	$(2,888)

As of June 30, 2026, the Company held 178 available-for-sale securities in an unrealized loss position and two held-to-maturity securities in an unrecognized loss position.

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

The Company's private label residential mortgage-backed exposure consists of one security held by the Company and is senior in the capital structure, carries substantial credit enhancement and is 20% risk weighted by the Simplified Supervisory Formula Approach (“SSFA”). At June 30, 2026, the Company does not anticipate any credit losses in the private label residential mortgage-backed portfolio.

The Company's corporate debt exposure consists of 47 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At June 30, 2026, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 64 positions of which 58% of the positions are rated “A” or better by a Nationally Recognized Statistical Ratings Organization (“NRSRO”), and 51% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At June 30, 2026, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Proceeds	$—	$—	$77,420	$640
Gross gain	—	—	—	13
Gross losses	—	—	—	—
Income tax expense/(benefit)	—	—	—	3

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
Investments in stocks
Accounted for at fair value through net income	$1,600	$1,182
Accounted for at amortized cost assessed for impairment	1,661	2,362
Total investments in stocks	3,261	3,544
Investments in partnerships
Accounted for under the equity method	2,254	3,037
Accounted for under the hypothetical liquidation book value	1,157	1,306
Accounted for under proportional amortization	23,162	26,299
Total investments in partnerships	26,573	30,642
Total other investments	$29,834	$34,186

The unrealized gain/(loss) for other investments accounted for at fair value that were still held at the reporting period were $423 and $159 at June 30, 2026, and December 31, 2025. During the six months ended June 30, 2026, the Company recorded impairment losses related to a fund investment of $2.183 million.

The following table discloses the financial statement impact of tax credit investments for the three month period ended June 30, 2026, and 2025.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
June 30, 2026
Investments and tax credit structures:
Included in proportional amortization	$(1,836)	$(199)	$(2,035)	$1,830
Not included in proportional amortization	$—	$61	$61	$—

June 30, 2025
Investments and tax credit structures:
Included in proportional amortization	$(3,068)	$(367)	$(3,435)	$3,104
Not included in proportional amortization	$—	$71	$71	$—
(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

The following table discloses the financial statement impact of tax credit investments for the six month period ended June 30, 2026, and 2025.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
June 30, 2026
Investments and tax credit structures:
Included in proportional amortization	$(3,033)	$(337)	$(3,370)	$3,029
Not included in proportional amortization	$—	$106	$106	$—

June 30, 2025
Investments and tax credit structures:
Included in proportional amortization	$(3,687)	$(624)	$(4,311)	$3,865
Not included in proportional amortization	$—	$133	$133	$—
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

The following table reconciles the outstanding balance of loans at June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
Net loan balance	$5,434,075	$4,216,011
Loan origination fees and expenses	(2,277)	(2,964)
Merger fair value adjustments	(28,096)	(16,396)
Hedge fair market value adjustments	(1,240)	(1,129)
Purchased premium and discounts	3,256	2,658
Total	$5,405,718	$4,198,180

The following table lists categories of loans at June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
Commercial real estate	$2,968,281	$2,226,348
Commercial and industrial	955,380	816,885
Residential real estate	710,948	582,145
Agricultural real estate	419,830	278,927
Agricultural	247,327	188,475
Consumer	103,952	105,400
Total loans	5,405,718	4,198,180
Allowance for credit losses	(64,413)	(52,756)
Net loans	$5,341,305	$4,145,424

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the six months ended June 30, 2026 the Company recorded net purchases of residential loan participations of $8,023 and one mortgage pool of residential loans totaling $15,923. During the six months ended June 30, 2025 the Company did not purchase any pools of residential loans. As of June 30, 2026, and December 31, 2025, residential real estate loans include $276,830 and $252,884 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three and six months ended June 30, 2026, the Company purchased $33,596 in loans guaranteed by governmental agencies. During the three and six months ended June 30, 2025, the Company purchased $61,987 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $20,840 with related loans of $1,315,781 at June 30, 2026, and $12,853 with related loans of $627,644 at December 31, 2025.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $1,001 at June 30, 2026, and $878 at December 31, 2025.

The following tables present the activity in the allowance for credit losses by class for the three month period ended June 30, 2026, and 2025.

June 30, 2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$22,882	$23,850	$7,701	$7,665	$291	$1,856	$64,245
Provision for credit losses	159	1,171	(221)	(270)	326	139	1,304
Initial allowance on purchase credit deteriorated ("PCD") loans	524	—	—	—	—	—	524
Initial allowance on purchased seasoned loans	—	—	—	—	—	—	—
Loans charged-off	(33)	(2,406)	(1)	(163)	(44)	(308)	(2,955)
Recoveries	135	710	3	355	36	56	1,295
Total ending allowance balance	$23,667	$23,325	$7,482	$7,587	$609	$1,743	$64,413

June 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,122	$13,548	$8,827	$5,158	$356	$1,813	$45,824
Provision for credit losses	64	24	(184)	(25)	(53)	193	19
Loans charged-off	(228)	(409)	(109)	(21)	(76)	(275)	(1,118)
Recoveries	292	74	8	20	41	110	545
Total ending allowance balance	$16,250	$13,237	$8,542	$5,132	$268	$1,841	$45,270

The following tables present the activity in the allowance for credit losses by class for the six month period ended June 30, 2026, and 2025.

June 30,2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$20,037	$17,830	$8,068	$4,669	$337	$1,815	52,756
Provision for credit losses	1,082	5,638	(834)	1,056	65	252	7,259
Initial allowance on purchase credit deteriorated ("PCD") loans	1,379	1,962	160	440	202	1	4,144
Initial allowance on purchased seasoned loans	1,108	718	114	1,254	12	87	3,293
Loans charged-off	(105)	(4,106)	(30)	(199)	(47)	(549)	(5,036)
Recoveries	166	1,283	4	367	40	137	1,997
Total ending allowance balance	$23,667	$23,325	$7,482	$7,587	$609	$1,743	$64,413

June 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Provision for credit losses	818	(394)	94	1,581	(120)	762	2,741
Loans charged-off	(250)	(852)	(122)	(27)	(93)	(913)	(2,257)
Recoveries	734	478	17	74	42	174	1,519
Total ending allowance balance	$16,250	$13,237	$8,542	$5,132	$268	$1,841	$45,270

The following tables present the amortized cost in loans and the balance in the allowance for credit losses by portfolio and class based on the method to determine allowance for credit loss as of June 30, 2026, and December 31, 2025.

June 30, 2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$4,020	$4,451	$949	$498	$212	$178	$10,308
Collectively evaluated for credit losses	19,647	18,874	6,533	7,089	397	1,565	54,105
Total	$23,667	$23,325	$7,482	$7,587	$609	$1,743	$64,413
Loan Balance:
Individually evaluated for credit losses	$36,012	$33,386	$6,072	$5,892	$3,477	$742	$85,581
Collectively evaluated for credit losses	2,932,269	921,994	704,876	413,938	243,850	103,210	5,320,137
Total	$2,968,281	$955,380	$710,948	$419,830	$247,327	$103,952	$5,405,718

December 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$2,599	$2,341	$910	$342	$186	$171	$6,549
Collectively evaluated for credit losses	17,438	15,489	7,158	4,327	151	1,644	46,207
Total	$20,037	$17,830	$8,068	$4,669	$337	$1,815	$52,756
Loan Balance:
Individually evaluated for credit losses	$18,171	$21,905	$4,664	$2,886	$3,928	$770	$52,324
Collectively evaluated for credit losses	2,208,177	794,980	577,481	276,041	184,547	104,630	4,145,856
Total	$2,226,348	$816,885	$582,145	$278,927	$188,475	$105,400	$4,198,180

The following tables present information related to non-accrual loans at June 30, 2026, and December 31, 2025.

	June 30,2026
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$8,171	$7,664	$—
Commercial and industrial	3,573	3,386	—
Residential real estate	2,079	2,038	—
Agricultural real estate	2,483	2,090	—
Agricultural	2,604	2,236	—
Consumer	19	—	—
Subtotal	18,929	17,414	—
With an allowance recorded:
Commercial real estate	14,402	13,009	2,836
Commercial and industrial	31,377	23,779	3,912
Residential real estate	4,128	3,880	935
Agricultural real estate	1,437	1,257	297
Agricultural	446	425	106
Consumer	753	710	174
Subtotal	52,543	43,060	8,260
Total	$71,472	$60,474	$8,260

	December 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,795	$3,734	$—
Commercial and industrial	2,146	707	—
Residential real estate	610	552	—
Agricultural real estate	297	—	—
Agricultural	1,624	1,291	—
Consumer	14	—	—
Subtotal	8,486	6,284	—
With an allowance recorded:
Commercial real estate	7,461	6,758	1,639
Commercial and industrial	24,794	20,820	2,303
Residential real estate	3,975	3,704	875
Agricultural real estate	1,694	1,167	262
Agricultural	897	862	124
Consumer	719	681	162
Subtotal	39,540	33,992	5,365
Total	$48,026	$40,276	$5,365

The tables below present average recorded investment and interest income related to non-accrual loans for the three and six months ended June 30, 2026, and 2025. Interest income recognized in the following table was substantially recognized on a cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the Three Months Ended
	June 30, 2026		June 30, 2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$6,005	$34	$3,295	$8
Commercial and industrial	2,898	6	8,584	125
Residential real estate	1,019	35	—	—
Agricultural real estate	2,090	—	1,892	16
Agricultural	2,663	3	645	—
Consumer	—	—	—	—
Subtotal	14,675	78	14,416	149
With an allowance recorded:
Commercial real estate	$12,321	8	5,416	32
Commercial and industrial	23,258	26	7,802	13
Residential real estate	3,674	3	4,477	4
Agricultural real estate	1,460	—	1,296	—
Agricultural	346	1	1,353	—
Consumer	724	2	802	6
Subtotal	41,783	40	21,146	55
Total	$56,458	$118	$35,562	$204

	As of and for the Six Months Ended
	June 30, 2026		June 30, 2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$5,248	$34	$3,219	$8
Commercial and industrial	2,168	101	5,723	125
Residential real estate	864	36	—	—
Agricultural real estate	1,393	—	1,932	48
Agricultural	2,205	3	430	—
Consumer	—	—	—	—
Subtotal	11,878	174	11,304	181
With an allowance recorded:
Commercial real estate	10,467	8	5,074	32
Commercial and industrial	22,445	30	7,801	17
Residential real estate	3,683	3	4,542	4
Agricultural real estate	1,363	—	2,110	—
Agricultural	518	1	1,099	—
Consumer	710	2	795	7
Subtotal	39,186	44	21,421	60
Total	$51,064	$218	$32,725	$241

The following table presents the amount of non-accrual interest income written off for the three and six months ended June 30, 2026, and 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Commercial real estate	$224	$54	$273	$64
Commercial and industrial	514	553	689	563
Residential real estate	64	11	74	19
Agricultural real estate	42	22	52	24
Agricultural	34	67	38	70
Consumer	3	5	5	10
Total	$881	$712	$1,131	$750

The following tables present the aging of the recorded investment in past due loans as of June 30, 2026, and December 31, 2025, by portfolio and class of loans.

June 30, 2026	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$6,915	$1,327	$559	$20,673	$2,938,807	$2,968,281
Commercial and industrial	3,526	1,298	1,975	27,165	921,416	955,380
Residential real estate	5,255	1,150	45	5,918	698,580	710,948
Agricultural real estate	362	32	—	3,347	416,089	419,830
Agricultural	361	58	412	2,661	243,835	247,327
Consumer	250	141	—	710	102,851	103,952
Total	$16,669	$4,006	$2,991	$60,474	$5,321,578	$5,405,718

December 31, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$4,411	$3,121	$—	$10,492	$2,208,324	$2,226,348
Commercial and industrial	3,830	1,655	1,146	21,527	788,727	816,885
Residential real estate	3,825	842	164	4,256	573,058	582,145
Agricultural real estate	1,194	480	—	1,167	276,086	278,927
Agricultural	715	656	1,300	2,153	183,651	188,475
Consumer	353	95	—	681	104,271	105,400
Total	$14,328	$6,849	$2,610	$40,276	$4,134,117	$4,198,180

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

Based on the analysis performed at June 30, 2026, the risk category of loans by type and year of origination is as follows.

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$254,078	$528,691	$312,077	$124,823	$320,646	$426,118	$971,281	$742	$2,938,456
Special mention	—	—	113	—	—	—	—	—	113
Substandard	1,164	7,554	3,813	1,528	3,080	6,547	6,026	—	29,712
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$255,242	$536,245	$316,003	$126,351	$323,726	$432,665	$977,307	$742	$2,968,281
Commercial and industrial
Risk rating
Pass	$87,085	$177,514	$107,652	$35,805	$41,370	$45,798	$408,826	$948	$904,998
Special mention	—	—	—	5,700	131	192	98	—	6,121
Substandard	3	2,456	13,739	17,014	1,246	1,721	8,082	—	44,261
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$87,088	$179,970	$121,391	$58,519	$42,747	$47,711	$417,006	$948	$955,380
Residential real estate
Risk rating
Pass	$45,102	$69,058	$21,115	$37,990	$54,060	$356,759	$119,077	$1,211	$704,372
Special mention	—	—	—	—	—	265	—	—	265
Substandard	—	16	95	2,874	464	2,054	765	43	6,311
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$45,102	$69,074	$21,210	$40,864	$54,524	$359,078	$119,842	$1,254	$710,948
Agricultural real estate
Risk rating
Pass	$42,804	$89,139	$37,835	$21,419	$25,714	$94,215	$102,397	$314	$413,837
Special mention	8	—	—	—	—	124	—	—	132
Substandard	—	—	2,393	1,927	—	1,278	263	—	5,861
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$42,812	$89,139	$40,228	$23,346	$25,714	$95,617	$102,660	$314	$419,830
Agricultural
Risk rating
Pass	$26,312	$28,721	$17,712	$3,443	$1,923	$5,799	$161,411	$137	$245,458
Special mention	—	—	—	—	—	62	—	—	62
Substandard	20	586	39	126	29	349	658	—	1,807
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$26,332	$29,307	$17,751	$3,569	$1,952	$6,210	$162,069	$137	$247,327
Consumer
Risk rating
Pass	$36,079	$12,452	$7,443	$8,206	$4,684	$5,900	$28,478	$—	$103,242
Special mention	—	—	—	—	—	—	—	—	—
Substandard	24	53	94	191	150	198	—	—	710
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$36,103	$12,505	$7,537	$8,397	$4,834	$6,098	$28,478	$—	$103,952
Total loans
Risk rating
Pass	$491,460	$905,575	$503,834	$231,686	$448,397	$934,589	$1,791,470	$3,352	$5,310,363
Special mention	8	—	113	5,700	131	643	98	—	6,693
Substandard	1,211	10,665	20,173	23,660	4,969	12,147	15,794	43	88,662
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$492,679	$916,240	$524,120	$261,046	$453,497	$947,379	$1,807,362	$3,395	$5,405,718

Based on the analysis performed at December 31, 2025, the risk category of loans by type and year of origination is as follows.

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$429,259	$319,227	$162,815	$256,817	$162,737	$258,510	$614,449	$999	$2,204,813
Special mention	—	115	—	73	—	—	667	—	855
Substandard	4,739	2,329	1,376	3,839	1,148	3,211	4,038	—	20,680
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$433,998	$321,671	$164,191	$260,729	$163,885	$261,721	$619,154	$999	$2,226,348
Commercial and industrial
Risk rating
Pass	$192,904	$120,288	$43,779	$48,264	$33,804	$25,293	$304,608	$849	$769,789
Special mention	—	93	16,865	147	10	336	129	—	17,580
Substandard	319	16,822	7,547	1,144	215	1,832	1,637	—	29,516
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$193,223	$137,203	$68,191	$49,555	$34,029	$27,461	$306,374	$849	$816,885
Residential real estate
Risk rating
Pass	$49,089	$17,591	$30,673	$36,518	$242,578	$121,963	$78,442	$379	$577,233
Special mention	—	—	—	—	—	277	—	—	277
Substandard	17	104	1,265	553	217	2,213	221	45	4,635
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$49,106	$17,695	$31,938	$37,071	$242,795	$124,453	$78,663	$424	$582,145
Agricultural real estate
Risk rating
Pass	$65,295	$43,928	$19,536	$16,115	$10,270	$49,537	$70,113	$270	$275,064
Special mention	—	—	—	—	—	129	—	—	129
Substandard	—	—	2,146	78	407	1,103	—	—	3,734
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$65,295	$43,928	$21,682	$16,193	$10,677	$50,769	$70,113	$270	$278,927
Agricultural
Risk rating
Pass	$27,452	$20,798	$4,886	$1,649	$1,506	$2,618	$127,847	$224	$186,980
Special mention	—	—	1	—	—	32	—	—	33
Substandard	56	87	143	130	17	663	366	—	1,462
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$27,508	$20,885	$5,030	$1,779	$1,523	$3,313	$128,213	$224	$188,475
Consumer
Risk rating
Pass	$37,830	$8,889	$9,933	$7,213	$3,326	$3,485	$34,044	$—	$104,720
Special mention	—	—	—	—	—	—	—	—	—
Substandard	17	61	216	223	119	44	—	—	680
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$37,847	$8,950	$10,149	$7,436	$3,445	$3,529	$34,044	$—	$105,400
Total loans
Risk rating
Pass	$801,829	$530,721	$271,622	$366,576	$454,221	$461,406	$1,229,503	$2,721	$4,118,599
Special mention	—	208	16,866	220	10	774	796	—	18,874
Substandard	5,148	19,403	12,693	5,967	2,123	9,066	6,262	45	60,707
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$806,977	$550,332	$301,181	$372,763	$456,354	$471,246	$1,236,561	$2,766	$4,198,180

The following table discloses the charge-off and recovery activity by loan type and year of origination for the six month period ending June 30, 2026.

June 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$(67)	$(16)	$(1)	$—	$(2)	$(19)	$—	$(105)
Gross recoveries	—	—	—	—	1	152	13	—	166
Net charge-offs	$—	$(67)	$(16)	$(1)	$1	$150	$(6)	$—	$61
Commercial and industrial
Gross charge-offs	$—	$(70)	$(1,808)	$(1,172)	$(315)	$(724)	$(17)	$—	$(4,106)
Gross recoveries	—	—	4	703	4	530	42	—	1,283
Net charge-offs	$—	$(70)	$(1,804)	$(469)	$(311)	$(194)	$25	$—	$(2,823)
Residential real estate
Gross charge-offs	$—	$—	$—	$(21)	$(1)	$(3)	$(5)	$—	$(30)
Gross recoveries	—	—	—	—	—	—	1	3	4
Net charge-offs	$—	$—	$—	$(21)	$(1)	$(3)	$(4)	$3	$(26)
Agricultural real estate
Gross charge-offs	$—	$—	$(168)	$(14)	$(13)	$—	$(4)	$—	$(199)
Gross recoveries	—	—	—	14	15	338	—	—	367
Net charge-offs	$—	$—	$(168)	$—	$2	$338	$(4)	$—	$168
Agricultural
Gross charge-offs	$—	$(20)	$—	$(2)	$—	$—	$(25)	$—	$(47)
Gross recoveries	—	—	—	3	—	34	3	—	40
Net charge-offs	$—	$(20)	$—	$1	$—	$34	$(22)	$—	$(7)
Consumer
Gross charge-offs	$(79)	$(87)	$(34)	$(56)	$(77)	$(161)	$(55)	$—	$(549)
Gross recoveries	4	7	7	11	35	66	7	—	137
Net charge-offs	$(75)	$(80)	$(27)	$(45)	$(42)	$(95)	$(48)	$—	$(412)
Total loans
Gross charge-offs	$(79)	$(244)	$(2,026)	$(1,266)	$(406)	$(890)	$(125)	$—	$(5,036)
Gross recoveries	4	7	11	731	55	1,120	66	3	1,997
Net charge-offs	$(75)	$(237)	$(2,015)	$(535)	$(351)	$230	$(59)	$3	$(3,039)

The following table discloses the charge-off and recovery activity by loan type and year of origination for the six month period ending June 30, 2025.

June 30, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$(4)	$(2)	$(240)	$(4)	$—	$—	$—	$(250)
Gross recoveries	—	—	—	198	2	534	—	—	734
Net charge-offs	$—	$(4)	$(2)	$(42)	$(2)	$534	$—	$—	$484
Commercial and industrial
Gross charge-offs	$—	$(40)	$(180)	$(36)	$(21)	$(564)	$(11)	$—	$(852)
Gross recoveries	—	—	7	4	86	297	83	1	478
Net charge-offs	$—	$(40)	$(173)	$(32)	$65	$(267)	$72	$1	$(374)
Residential real estate
Gross charge-offs	$—	$—	$(1)	$(34)	$—	$(85)	$(2)	$—	$(122)
Gross recoveries	—	—	—	—	—	12	5	—	17
Net charge-offs	$—	$—	$(1)	$(34)	$—	$(73)	$3	$—	$(105)
Agricultural real estate
Gross charge-offs	$—	$—	$—	$(17)	$—	$(10)	$—	$—	$(27)
Gross recoveries	—	—	—	6	—	68	—	—	74
Net charge-offs	$—	$—	$—	$(11)	$—	$58	$—	$—	$47
Agricultural
Gross charge-offs	$—	$(11)	$(15)	$(1)	$—	$(66)	$—	$—	$(93)
Gross recoveries	—	—	8	—	—	34	—	—	42
Net charge-offs	$—	$(11)	$(7)	$(1)	$—	$(32)	$—	$—	$(51)
Consumer
Gross charge-offs	$(146)	$(76)	$(165)	$(266)	$(71)	$(145)	$(44)	$—	$(913)
Gross recoveries	1	9	22	53	11	69	9	—	174
Net charge-offs	$(145)	$(67)	$(143)	$(213)	$(60)	$(76)	$(35)	$—	$(739)
Total loans
Gross charge-offs	$(146)	$(131)	$(363)	$(594)	$(96)	$(870)	$(57)	$—	$(2,257)
Gross recoveries	1	9	37	261	99	1,014	97	1	1,519
Net charge-offs	$(145)	$(122)	$(326)	$(333)	$3	$144	$40	$1	$(738)

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at June 30, 2026, and 2025, that were both experiencing financial difficulty and modified during the three months ended June 30, 2026, and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers in financial distress as compared to the amortized cost basis of each class of financing receivable is also presented below.

June 30, 2026	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$—	0.00%
Commercial and industrial	—	9,972	—	9,972	1.04%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	—	—	—	—	0.00%
Consumer	—	—	—	—	0.00%
Total	$—	$9,972	$—	$9,972	0.18%

June 30, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$1,914	$301	$2,215	0.12%
Commercial and industrial	—	1,339	—	1,339	0.18%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	—	—	—	—	0.00%
Consumer	—	—	—	—	0.00%
Total	$—	$3,253	$301	$3,554	0.10%

The following table presents the amortized cost basis of loans at June 30, 2026, and 2025, that were both experiencing financial difficulty and modified during the six months ended June 30, 2026, and 2025, by class and by type of modification.

June 30, 2026	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$—	$—	$—	0.00%
Commercial and industrial	—	9,972	—	9,972	1.04%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	—	—	—	—	0.00%
Consumer	—	—	—	—	0.00%
Total	$—	$9,972	$—	$9,972	0.18%

June 30, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$99	$1,914	$301	$2,314	0.12%
Commercial and industrial	26	1,376	—	1,402	0.19%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	242	—	—	242	0.25%
Consumer	—	—	—	—	0.00%
Total	$367	$3,290	$301	$3,958	0.11%

At June 30, 2026, and 2025, there were zero and $57 in commitments to lend additional amounts on these loans.

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

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended June 30, 2026, and 2025.

June 30, 2026	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$—	$—	$—	$—
Commercial and industrial	—	—	137	137
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$—	$—	$137	$137

June 30, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 days Past Due	Total Past Due
Commercial real estate	$76	$215	$—	$291
Commercial and industrial	—	74	—	74
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$76	$289	$—	$365

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended June 30, 2026, and 2025.

June 30, 2026	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	—
Commercial and industrial	—	—%	0.25
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.25

June 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.31
Commercial and industrial	—	—%	0.31
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.31

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the six months ended June 30, 2026, and 2025.

June 30, 2026	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	—
Commercial and industrial	—	—%	0.25
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.25

June 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	$—	—%	0.31
Commercial and industrial	—	—%	0.31
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.31

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

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of June 30, 2026, and December 31, 2025.

	Allowance for Credit Losses
	June 30, 2026	December 31, 2025
Commercial real estate	$272	$272
Commercial and industrial	1,841	1,409
Agricultural real estate	209	4
Residential real estate	96	47
Agricultural	4	—
Consumer	79	21
Total allowance for credit losses	$2,501	$1,753

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At June 30 , 2026, the portfolio of interest rate swaps had a weighted average maturity of 8.36 years, a weighted average pay rate of 4.28% and a weighted average rate received of 6.95%. At December 31, 2025, the portfolio of interest rate swaps had a weighted average maturity of 6.27 years, a weighted average pay rate of 4.45% and a weighted average rate received of 7.10%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated debt and Federal Home Loan Bank advances interest expense and adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at June 30, 2026, and December 31, 2025.

	June 30, 2026			December 31, 2025
	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received
Subordinated debt hedges	9.2	2.81%	5.74%	9.7	2.81%	6.10%
Variable rate FHLB advance hedges	—	—	—	0.2	3.59%	3.71%
Total cash flow hedges	9.2	2.81%	5.74%	0.9	3.53%	3.88%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At June 30, 2026, this portfolio of interest rate swaps had a weighted average maturity of 5.91 years, weighted average pay rate of 6.77% and a weighted average rate received of 6.80%. At December 31, 2025, this portfolio of interest rate swaps had a weighted average maturity of 6.17 years, weighted average pay rate of 6.79% and weighted average rate received of 6.82%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at June 30, 2026, and December 31, 2025.

	June 30, 2026			December 31, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$6,765	$865	$—	$10,086	$935	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	7,500	1,876	—	107,500	1,881	—
Total derivatives designated as hedging relationships	14,265	2,741	—	117,586	2,816	—
Derivatives not designated as hedging instruments:
Interest rate swaps	175,483	3,194	3,066	183,489	2,942	2,808
Total derivatives not designated as hedging instruments	175,483	3,194	3,066	183,489	2,942	2,808
Total	$189,748	5,935	3,066	$301,075	5,758	2,808
Cash collateral		—	4,754		—	3,359
Netting adjustments		(4,735)	(4,735)		(3,367)	(3,367)
Net amount presented in Balance Sheet		$1,200	$3,085		$2,391	$2,800

The table below lists designated and qualifying hedged items in fair value hedges at June 30, 2026, and December 31, 2025.

	June 30, 2026			December 31, 2025
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$10,731	$(1,240)	$(332)	$14,337	$(1,129)	$(354)
Total	$10,731	$(1,240)	$(332)	$14,337	$(1,129)	$(354)

The Company reports hedging derivative gains (losses) as adjustments to loan interest income and loan interest expense along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three and six month periods ended June 30, 2026, and 2025, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	$(156)	$7	$(152)	$14
Total net gain (loss) related to derivatives designated as hedging instruments	(156)	7	(152)	14
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	(156)	7	(152)	14
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	114	39	118	428
Total net gains (losses) related to derivatives not designated as hedging instruments	114	39	118	428
Net gains (losses) on derivatives and hedging activities	$(42)	$46	$(34)	$442

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended June 30, 2026, and 2025.

	June 30, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$21	$(177)	$(156)	$65
Total	$21	$(177)	$(156)	$65

	June 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(119)	$126	$7	$113
Total	$(119)	$126	$7	$113

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the six month periods ended June 30, 2026, and 2025.

	June 30, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$3	$(155)	$(152)	$151
Total	$3	$(155)	$(152)	$151

	June 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(318)	$332	$14	$228
Total	$(318)	$332	$14	$228

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended June 30, 2026, and 2025.

	June 30, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$—	$—	$—
Subordinated note hedges	31	21	55
Total	$31	$21	$55

	June 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$(46)	$(37)	$186
Subordinated note hedges	(72)	(55)	67
Total	$(118)	$(92)	$253

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the six month periods ended June 30, 2026, and 2025.

	June 30, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$(13)	$(10)	$17
Subordinated note hedges	13	28	111
Total	$—	$18	$128

	June 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$(302)	$(231)	$371
Subordinated note hedges	(266)	(192)	135
Total	$(568)	$(423)	$506

NOTE 5 – OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Changes in other real estate owned and other repossessed assets for the three months ended June 30, 2026 and 2025 were as follows.

June 30, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$5,026	$140	$5,166
Transfers in	21	48	69
Net (loss) gain on sales	81	(11)	70
Proceeds from sales	(1,335)	(59)	(1,394)
	3,793	118	3,911
Additions to valuation reserve	—	—	—
Capitalized cost	—	—	—
Recorded investment	$3,793	$118	$3,911

June 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,464	$310	$4,774
Transfers in	183	142	325
Net (loss) gain on sales	(26)	23	(3)
Proceeds from sales	—	(288)	(288)
	4,621	187	4,808
Additions to valuation reserve	—	—	—
Capitalized cost	—	—	—
Recorded investment	$4,621	$187	$4,808

Changes in other real estate owned and other repossessed assets for the six months ended June 30, 2026 and 2025 were as follows.

June 30, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$5,388	$578	$5,966
Transfers in	49	127	176
Net (loss) gain on sales	84	92	176
Proceeds from sales	(1,716)	(679)	(2,395)
	3,805	118	3,923
Additions to valuation reserve	(12)	—	(12)
Capitalized cost	—	—	—
Recorded investment	$3,793	$118	$3,911

June 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,773	$4,811	$9,584
Transfers in	296	388	684
Net (loss) gain on sales	8	34	42
Proceeds from sales	(456)	(5,046)	(5,502)
	4,621	187	4,808
Additions to valuation reserve	—	—	—
Capitalized cost	—	—	—
Recorded investment	$4,621	$187	$4,808

Expenses related to other real estate owned and other repossessed assets for the three months ended June 30, 2026 and 2025 were as follows.

June 30, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(81)	$11	$(70)
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	63	42	105
Total	$(18)	$53	$35

June 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$26	$(23)	$3
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	39	61	100
Total	$65	$38	$103

Expenses related to other real estate owned and other repossessed assets for the six months ended June 30, 2026 and 2025 were as follows.

June 30, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(84)	$(92)	$(176)
Gain on initial valuation of collateral	12	—	12
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	211	79	290
Total	$139	$(13)	$126

June 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(8)	$(34)	$(42)
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	—	—	—
Operating expenses, net of rental income	121	125	246
Total	$113	$91	$204

The balance of other real estate owned includes $402 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at June 30, 2026, and $804 at December 31, 2025. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,274 at June 30, 2026, and $776 at December 31, 2025. At June 30, 2026 and December 31 ,2025, included in the other real estate owned balance is $1,061 and $2,141 related to closed bank locations transferred from premises and equipment.

NOTE 6 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended June 30, 2026, and December 31, 2025, are listed below.

June 30, 2026	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$5,902	$5,834	8.7	3.39%
Total operating leases	$5,902	$5,834	8.7	3.39%

December 31, 2025	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,528	$3,527	12.1	3.29%
Total operating leases	$3,528	$3,527	12.1	3.29%

Operating lease costs for the three and six months ended June 30, 2026, and 2025, are listed below.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Operating lease cost	$396	$162	$788	$318
Short-term lease cost	—	—	—	—
Variable lease cost	107	24	239	45
Total operating lease cost	$503	$186	$1,027	$363

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or six month periods ended June 30, 2026.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	June 30, 2026
Due in one year or less	$1,184
Due after one year through two years	1,181
Due after two years through three years	1,006
Due after three years through four years	903
Due after four years through five years	617
Thereafter	1,893
Total undiscounted cash flows	6,784
Discount on cash flows	(950)
Total operating lease liability	$5,834

NOTE 7 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of June 30, 2026, and December 31, 2025, are listed below.

	June 30, 2026	December 31, 2025
Federal funds purchased	$—	$—
Retail repurchase agreements	42,826	39,864

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by residential mortgage-backed securities held by the Company with a fair value of $44,781 and $41,481 at June 30, 2026, and December 31, 2025. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
Average daily balance during the period	$43,722	$41,479
Average interest rate during the period	1.49%	1.77%
Maximum month-end balance year-to-date	$42,826	$46,708
Weighted average interest rate at period-end	1.70%	1.46%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances. Federal Home Loan Bank advances as of June 30, 2026, and December 31, 2025, are as follows.

	June 30, 2026	Weighted Average Rate	December 31, 2025	Weighted Average Rate
Federal Home Loan Bank line of credit advances	$298,019	3.83%	$200,000	3.89%
Federal Home Loan Bank fixed-rate term advances	88,385	3.65%	100,000	3.84%
Total contractual balance	386,404		300,000
Fair market value adjustments	(996)		—
Total Federal Home Loan Bank advances	$385,408		$300,000

At June 30, 2026, and December 31, 2025, the Company had un-disbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $46,182 and $64,635. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $865,216 at June 30, 2026, and qualifying loans of $932,939 at December 31, 2025. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $431,726 and $567,399 at June 30, 2026, and December 31, 2025.

Federal Reserve Bank borrowings

At June 30, 2026, and December 31, 2025, the Company had a borrowing capacity of $2,198,461 and $1,863,782, for which the Company has pledged loans with an outstanding balance of $2,607,088 at June 30, 2026 and $2,456,465 at December 31, 2025. The Company had no outstanding borrowings at June 30, 2026 or December 31, 2025.

Bank stock loan

The Company entered into an agreement with an unaffiliated financial institution and is secured by the Company’s stock in Equity Bank. The loan was renewed on February 10, 2023, with a new maturity date of February 10, 2024. With this renewal, the maximum borrowing amount remained at $25,000. Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.25%. Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the term of each separate note. The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility due on the maturity date of the renewal.

The loan has been renewed and amended annually on February 10, with the same terms as the previous renewal. The most recent renewal was February 10, 2026, with a maturity date of February 10, 2027.

There were no outstanding principal balances on the bank stock loan at June 30, 2026 or December 31, 2025.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of June 30, 2026, and December 31, 2025, are listed below.

	June 30, 2026	December 31, 2025
Subordinated debentures	$24,494	$24,308
Subordinated notes	73,883	73,837
Total	$98,377	$98,145

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

Subordinated debentures as of June 30, 2026, and December 31, 2025, are listed below.

	June 30, 2026	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	5.93%	8.8
CTIII subordinated debentures	5,155	5.82%	11.0
CFSTI subordinated debentures	5,155	7.26%	6.5
ASBSTI subordinated debentures	7,732	5.73%	9.2
Total contractual balance	28,352
Fair market value adjustments	(3,858)
Total subordinated debentures	$24,494

	December 31, 2025	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.17%	9.3
CTIII subordinated debentures	5,155	5.87%	11.5
CFSTI subordinated debentures	5,155	7.20%	7.0
ASBSTI subordinated debentures	7,732	5.78%	9.7
Total contractual balance	28,352
Fair market value adjustments	(4,044)
Total subordinated debentures	$24,308

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

Subordinated notes as of June 30, 2026, are listed below.

	June 30, 2026	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.13%	9.1
Total principal outstanding	75,000
Debt issuance cost	(1,117)
Total subordinated notes	$73,883

Subordinated notes as of December 31, 2025, are listed below.

	December 31, 2025	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.13%	9.6
Total principal outstanding	75,000
Debt issuance cost	(1,163)
Total subordinated notes	$73,837

Future principal repayments

Future principal repayments of the June 30, 2026 outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$42,826	$311,309	$—	$—	$354,135
Due after one year through two years	—	49,975	—	—	49,975
Due after two years through three years	—	7,945	—	—	7,945
Due after three years through four years	—	7,660	—	—	7,660
Due after four years through five years	—	2,350	—	—	2,350
Thereafter	—	7,165	28,352	75,000	110,517
Total	$42,826	$386,404	$28,352	$75,000	$532,582

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At June 30, 2026, and December 31, 2025, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
Class A common stock – issued	27,038,988	24,688,892
Class A common stock – held in treasury	(6,460,949)	(5,735,107)
Class A common stock – outstanding	20,578,039	18,953,785
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $45 and $89 was recorded for the three and six months ended June 30, 2026. ESPP compensation expense of $44 and $85 was recorded for the three and six months ended June 30, 2025. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
August 15, 2024 to February 14, 2025	13,921	32.05	79
February 15, 2025 to August 14, 2025	12,940	33.69	77

In September of 2025, the Company’s Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock beginning on October 1, 2025, and concluding on September 30, 2026. The repurchase program does not obligate the Company to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received September 23, 2025. At June 30, 2026, there are 116,293 shares remaining or repurchase under the program.

Accumulated other comprehensive income (loss)

At June 30, 2026, and December 31, 2025, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of June 30, 2026, and December 31, 2025, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
June 30, 2026
Net unrealized or unamortized gains (losses)	$(6,262)	$1,220	$(5,042)
Tax effect	1,494	(272)	1,222
	$(4,768)	$948	$(3,820)
December 31, 2025
Net unrealized or unamortized gains (losses)	$8,098	$1,220	$9,318
Tax effect	(1,996)	(290)	(2,286)
	$6,102	$930	$7,032

Dividends

The consolidated statements of stockholders' equity for the six months ended June 30, 2026, include cash dividends and dividend equivalents of $7,533. Of this amount, $256 remained unpaid as of June 30, 2026.

NOTE 9 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of June 30, 2026, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2026, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at June 30, 2026, and December 31, 2025, are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
June 30, 2026
Total capital to risk weighted assets
Equity Bancshares, Inc.	$858,212	14.66%	$614,610	10.50%	$	N/A	N/A
Equity Bank	831,076	14.22%	613,606	10.50%		584,387	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	717,415	12.26%	497,542	8.50%		N/A	N/A
Equity Bank	764,162	13.08%	496,729	8.50%		467,509	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	692,922	11.84%	409,740	7.00%		N/A	N/A
Equity Bank	764,162	13.08%	409,071	7.00%		379,851	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	717,415	9.97%	287,959	4.00%		N/A	N/A
Equity Bank	764,162	10.64%	287,309	4.00%		359,137	5.00%
December 31, 2025
Total capital to risk weighted assets
Equity Bancshares, Inc.	$769,823	16.31%	$495,484	10.50%	$	N/A	N/A
Equity Bank	691,869	14.80%	490,860	10.50%		467,485	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	641,476	13.59%	401,106	8.50%		N/A	N/A
Equity Bank	637,359	13.63%	397,363	8.50%		373,988	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	617,168	13.08%	330,323	7.00%		N/A	N/A
Equity Bank	637,359	13.63%	327,240	7.00%		303,866	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	641,476	10.64%	241,199	4.00%		N/A	N/A
Equity Bank	637,359	10.60%	240,602	4.00%		300,753	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 10 – EARNINGS PER SHARE

The following table presents earnings per share for the three and six months ended June 30, 2026, and 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Basic:
Net income (loss) allocable to common stockholders	$26,439	$15,264	$43,405	$30,305
Weighted average common shares outstanding	20,624,707	17,524,244	20,820,220	17,499,422
Weighted average vested restricted stock units	86	52	9,564	4,313
Weighted average shares	20,624,793	17,524,296	20,829,784	17,503,735
Basic earnings (loss) per common share	$1.28	$0.87	$2.08	$1.73
Diluted:
Net income (loss) allocable to common stockholders	$26,439	$15,264	$43,405	$30,305
Weighted average common shares outstanding for:
Basic earnings per common share	20,624,793	17,524,296	20,829,784	17,503,735
Dilutive effects of the assumed exercise of stock options	110,407	48,107	106,589	55,450
Dilutive effects of the assumed vesting of restricted stock units	89,077	78,019	99,263	93,719
Dilutive effects of the assumed exercise of ESPP purchases	1,167	876	1,392	1,307
Average shares and dilutive potential common shares	20,825,444	17,651,298	21,037,028	17,654,211
Diluted earnings (loss) per common share	$1.27	$0.86	$2.06	$1.72

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of June 30, 2026, and 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Stock options	336,116	252,792	332,270	236,273
Restricted stock units	842	108,199	11,761	90,985
Total antidilutive shares	336,958	360,991	344,031	327,258

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of June 30, 2026, and December 31, 2025.

	June 30, 2026
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$25,975	$—
U.S. Treasury securities	40,041	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities		960,229	—
Private label residential mortgage-backed securities	—	4,038	—
Corporate	—	94,206	—
Small Business Administration loan pools	—	83,242	—
State and political subdivisions	—	21,961	—
Derivative assets:
Derivative assets (included in other assets)	—	5,935	—
Cash collateral held by counterparty and netting adjustments	(4,735)	—	—
Total derivative assets	(4,735)	5,935	—
Other assets:
Equity securities with readily determinable fair value	1,600	—	—
Total other assets	1,600	—	—
Total assets	$36,906	$1,195,586	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$3,066	$—
Cash collateral held by counterparty and netting adjustments	19	—	—
Total derivative liabilities	19	3,066	—
Total liabilities	$19	$3,066	$—

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$26,298	$—
U.S. Treasury securities	35,250	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	772,145	—
Private label residential mortgage-backed securities	—	4,326	—
Corporate	—	91,798	—
Small Business Administration loan pools	—	80,205	—
State and political subdivisions	—	20,546	—
Derivative assets:
Derivative assets (included in other assets)	—	5,758	—
Cash collateral held by counterparty and netting adjustments	(3,367)	—	—
Total derivative assets	(3,367)	5,758	—
Other assets:
Equity securities with readily determinable fair value	1,182	—	—
Total other assets	1,182	—	—
Total assets	$33,065	$1,001,076	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$2,808	$—
Cash collateral held by counterparty and netting adjustments	(8)	—	—
Total derivative liabilities	(8)	2,808	—
Total liabilities	$(8)	$2,808	$—

There were no material transfers between levels during the six months ended June 30, 2026, or the year ended December 31, 2025. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of June 30, 2026, and December 31, 2025.

	June 30, 2026
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$10,173
Commercial and industrial	—	—	19,867
Residential real estate	—	—	2,945
Agricultural real estate	—	—	960
Other	—	—	855
Other real estate owned:
Commercial real estate	—	—	1,093
Residential real estate	—	—	25

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$5,119
Commercial and industrial	—	—	18,517
Residential real estate	—	—	2,829
Agricultural real estate	—	—	905
Other	—	—	1,257
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at June 30, 2026, or December 31, 2025.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of June 30, 2026, and December 31, 2025.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
June 30, 2026
Real estate loans individually evaluated for credit losses	$22,213	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 48% (24%)

Commercial business	$12,587	Market Comparable Companies	Adjustments for differences between EBITDA multiples and revenue multiples	6% - 21% (10%) .1% - 1% (1%)

Other real estate owned individually evaluated for credit losses	$1,118	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 23% (14%)
December 31, 2025
Real estate loans individually evaluated for credit losses	$13,337	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 22% (13%)

Commercial business	$15,290	Market Comparable Companies	Adjustments for differences between EBITDA multiples and revenue multiples	6% - 21% (10%) .1% - 1% (1%)

Other real estate owned individually evaluated for credit losses	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for June 30, 2026, and December 31, 2025.

	June 30, 2026
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$546,531	$546,531	$546,531	$—	$—
Interest bearing deposits in other bank	579	579	—	579	—
Available-for-sale securities	1,229,692	1,229,692	40,041	1,189,651	—
Held-to-maturity securities	5,168	5,237	—	5,237	—
Loans held for sale	2,723	2,723	—	2,723	—
Loans, net of allowance for credit losses	5,341,305	5,308,438	—	—	5,308,438
Federal Reserve Bank and Federal Home Loan Bank stock	42,719	42,719	—	42,719	—
Interest receivable	37,730	37,730	—	37,730	—
Derivative assets	5,935	5,935	—	5,935	—
Cash collateral held by derivative counterparty and netting adjustments	(4,735)	(4,735)	(4,735)	—	—
Total derivative assets	1,200	1,200	(4,735)	5,935	—
Equity securities with readily determinable fair value	1,600	1,600	1,600	—	—
Total assets	$7,209,247	$7,176,449	$583,437	$1,284,574	$5,308,438
Financial liabilities:
Deposits	$6,303,817	$6,296,183	$—	$6,296,183	$—
Federal funds purchased and retail repurchase agreements	42,826	42,826	—	42,826	—
Federal Home Loan Bank advances	385,408	385,408	—	385,408	—
Subordinated debentures	24,494	24,494	—	24,494	—
Subordinated notes	73,883	76,133	—	76,133	—
Contractual obligations	8,520	8,520	—	8,520	—
Interest payable	12,182	12,182	—	12,182	—
Derivative liabilities	3,066	3,066	—	3,066	—
Cash collateral held by derivative counterparty and netting adjustments	19	19	19	—	—
Total derivative liabilities	3,085	3,085	19	3,066	—
Total liabilities	$6,854,215	$6,848,831	$19	$6,848,812	$—

	December 31, 2025
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$607,817	$607,817	$607,817	$—	$—
Interest bearing deposits in other bank	575	$575	—	575	—
Available-for-sale securities	1,030,568	1,030,568	35,250	995,318	—
Held-to-maturity securities	5,248	5,409	—	5,409	—
Loans held for sale	1,392	1,392	—	1,392	—
Loans, net of allowance for credit losses	4,145,424	4,126,632	—	—	4,126,632
Federal Reserve Bank and Federal Home Loan Bank stock	34,053	34,053	—	34,053	—
Interest receivable	33,322	33,322	—	33,322	—
Derivative assets	5,758	5,758	—	5,758	—
Cash collateral held by derivative counterparty and netting adjustments	(3,367)	(3,367)	(3,367)	—	—
Total derivative assets	2,391	2,391	(3,367)	5,758	—
Equity securities with readily determinable fair value	1,182	1,182	1,182	—	—
Total assets	$5,861,972	$5,843,341	$640,882	$1,075,827	$4,126,632
Financial liabilities:
Deposits	$5,138,264	$5,135,904	$—	$5,135,904	$—
Federal funds purchased and retail repurchase agreements	39,864	39,864	—	39,864	—
Federal Home Loan Bank advances	300,000	300,000	—	300,000	—
Subordinated debentures	24,308	24,308	—	24,308	—
Subordinated notes	73,837	75,524	—	75,524	—
Contractual obligations	10,208	10,208	—	10,208	—
Interest payable	9,757	9,757	—	9,757	—
Derivative liabilities	2,808	2,808	—	2,808	—
Cash collateral held by derivative counterparty and netting adjustments	(8)	(8)	(8)	—	—
Total derivative liabilities	2,800	2,800	(8)	2,808	—
Total liabilities	$5,599,038	$5,598,365	$(8)	$5,598,373	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of June 30, 2026, and December 31, 2025, were as follows.

	June 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$114,177	$450,774	$64,972	$406,614
Mortgage loans in the process of origination	8,643	2,747	3,152	117
Unused lines of credit	220,896	734,216	195,483	538,731

At June 30, 2026, the fixed rate loan commitments have interest rates ranging from 3.45% to 9.19% and maturities ranging from 1 month to 68 months.

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

The contractual amounts of standby letters of credit as of June 30, 2026, and December 31, 2025, were as follows.

	June 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$9,797	$32,073	$11,637	$31,719

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

The Company has reached a settlement of each of the above-described actions. In return for a comprehensive release of all claims listed above, the Company has agreed to pay the total value of approximately $1,150 in cash and customer credits, which is currently included in interest payable and other liabilities on the Company's balance sheet. Payments are expected to be made in the third quarter of 2026.

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

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three and six months ended June 30, 2026, and 2025.

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Non-interest income
Service charges and fees	$2,414	$2,177	$4,907	$4,241
Debit card income	3,391	3,052	6,508	5,556
Mortgage banking(a)	589	212	937	318
Increase in bank-owned life insurance(a)	1,623	1,321	3,021	4,914
Net gain (loss) from securities transactions(a)	(1,213)	12	(1,321)	24
Other
Investment referral income	176	231	324	349
Trust income	574	466	1,116	923
Insurance sales commissions	98	168	310	205
Recovery on zero-basis purchased loans(a)	216	1	217	3
Income (loss) from equity method investments(a)	—	—	—	—
Other non-interest income related to loans and deposits	918	923	2,090	2,294
Other non-interest income not related to loans and deposits(a)	(728)	26	(564)	92
Total other non-interest income	1,254	1,815	3,493	3,866
Total	$8,058	$8,589	$17,545	$18,919
(a) Not within the scope of ASC 606.

NOTE 15 – BUSINESS COMBINATIONS

Acquisition of Frontier Holdings LLC: At close of business on January 1, 2026, the Company acquired 100% of the outstanding common shares of Frontier Holdings LLC, ("Frontier"). Frontier is the parent company of Frontier Bank, which has seven branch locations in Lincoln, Falls City, Madison, Norfolk, Omaha and Pender. Results of operations of Frontier were included in the Company's results of operations beginning January 2, 2026. Acquisition-related costs associated with this acquisition were $133 ($101 on an after-tax basis) and are included in merger expense in the Company's income statement for the three months ended June 30, 2026.

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
Cash and due from banks	$12,819
Interest bearing time deposits in other banks	100
Available-for-sale securities	83,223
Loans held for sale	1,150
Loans	1,276,849
Premises and equipment	2,678
Core deposit intangible	10,830
Other assets	27,957
Total assets acquired	1,415,606
Deposits	1,131,969
Federal Home Loan Bank advances	140,181
Other borrowed funds	22,486
Interest payable and other liabilities	12,629
Total liabilities assumed	1,307,265
Total identifiable net assets	108,341
Goodwill	23,255
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

Purchased Seasoned Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial real estate	$733,497	$(8,103)	$(1,108)	$724,286
Commercial and industrial	152,306	(817)	(718)	150,771
Residential real estate	130,492	(1,148)	(114)	129,230
Agricultural real estate	164,168	(2,164)	(1,254)	160,750
Agricultural	77,313	(84)	(12)	77,217
Consumer	8,287	28	(87)	8,228
Total Purchased Seasoned loans	$1,266,063	$(12,288)	$(3,293)	$1,250,482

Purchase Credit Deteriorated Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial real estate	$13,074	$(1,497)	$(1,379)	$10,198
Commercial and industrial	11,291	(1,197)	(1,962)	8,132
Residential real estate	1,845	(240)	(160)	1,445
Agricultural real estate	7,867	(2,673)	(440)	4,754
Agricultural	2,086	(56)	(202)	1,828
Consumer	17	(6)	(1)	10
Total Purchase Credit Deteriorated loans	$36,180	$(5,669)	$(4,144)	$26,367

Total Purchased Loans	Purchase Price
Purchased Seasoned Loans	$1,250,482
Purchase Credit Deteriorated Loans	26,367
Total loans	$1,276,849

Assuming the Frontier acquisition would have taken place on January 1, 2025, total combined revenue would have been $140,605 for the six months ended June 30, 2025, and $255,210 for the year ended December 31, 2025. Net income would have been $39,161 at June 30, 2025, and $40,506 at December 31, 2025. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former Frontier locations are not available following the acquisition.

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

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets for the three and six months ended June 30, 2026, and 2025. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Six Months Ended June 30, 2026
Interest and dividend income	$215,737	$111	$—		$215,848
Interest expense	64,665	3,647	—		68,312
Net interest income	151,072	(3,536)	—		147,536
Provision (reversal) for credit losses	7,259	—	—		7,259
Net interest income after provision (reversal) for credit losses	143,813	(3,536)	—		140,277
Non-interest income
Service charges and fees	4,907	—	—		4,907
Debit card income	6,508	—	—		6,508
Mortgage banking	937	—	—		937
Increase in value of bank-owned life insurance	3,021	—	—		3,021
Net gain (loss) from securities transactions	89	(1,410)	—		(1,321)
Other	4,244	50,161	(50,912)	(a)	3,493
Total non-interest income	19,706	48,751	(50,912)		17,545
Non-interest expense
Salaries and employee benefits	50,845	4	—		50,849
Net occupancy and equipment	9,388	25	—		9,413
Data processing	10,569	9	—		10,578
Professional fees	2,806	362	—		3,168
Advertising and business development	3,213	—	—		3,213
Telecommunications	1,294	—	—		1,294
FDIC insurance	1,930	—	—		1,930
Courier and postage	1,163	—	—		1,163
Free nationwide ATM cost	1,161	—	—		1,161
Amortization of core deposit intangibles	4,168	—	—		4,168
Loan expense	1,044	—	—		1,044
Other real estate owned	121	5	—		126
Merger expenses	4,456	1,402	—		5,858
Other	7,975	(86)	—		7,889
Intersegment service charges	(750)	750	—		—
Total non-interest expense	99,383	2,471	—		101,854
Income (loss) before income tax	64,136	42,744	(50,912)		55,968
Provision (benefit) for income taxes	13,869	(1,306)	—		12,563
Total segment profit/(loss)	$50,267	$44,050	$(50,912)		$43,405

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Six Months Ended June 30, 2025
Interest and dividend income	$148,752	$119	$—		$148,871
Interest expense	45,039	3,738	—		48,777
Net interest income	103,713	(3,619)	—		100,094
Provision (reversal) for credit losses	2,741	—	—		2,741
Net interest income after provision (reversal) for credit losses	100,972	(3,619)	—		97,353
Non-interest income
Service charges and fees	4,241	—	—		4,241
Debit card income	5,556	—	—		5,556
Mortgage banking	318	—	—		318
Increase in value of bank-owned life insurance	4,914	—	—		4,914
Net gain (loss) from securities transactions	24	—	—		24
Other	3,866	35,875	(35,875)	(a)	3,866
Total non-interest income	18,919	35,875	(35,875)		18,919
Non-interest expense
Salaries and employee benefits	39,588	101	—		39,689
Net occupancy and equipment	7,157	—	—		7,157
Data processing	10,139	2	—		10,141
Professional fees	2,295	593	—		2,888
Advertising and business development	2,552	—	—		2,552
Telecommunications	1,175	—	—		1,175
FDIC insurance	1,094	—	—		1,094
Courier and postage	1,633	—	—		1,633
Free nationwide ATM cost	1,060	—	—		1,060
Amortization of core deposit intangibles	2,061	—	—		2,061
Loan expense	410	—	—		410
Other real estate owned	199	5	—		204
Loss on debt extinguishment	—	1,361	—		1,361
Merger expenses	200	221	—		421
Other	7,516	(311)	—		7,205
Intersegment service charges	(750)	750	—		—
Total non-interest expense	76,329	2,722	—		79,051
Income (loss) before income tax	43,562	29,534	(35,875)		37,221
Provision (benefit) for income taxes	8,456	(1,540)	—		6,916
Total segment profit/(loss)	$35,106	$31,074	$(35,875)		$30,305

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended June 30, 2026
Interest and dividend income	$107,761	$63	$—		$107,824
Interest expense	32,122	1,830	—		33,952
Net interest income	75,639	(1,767)	—		73,872
Provision (reversal) for credit losses	1,304	—	—		1,304
Net interest income after provision (reversal) for credit losses	74,335	(1,767)	—		72,568
Non-interest income
Service charges and fees	2,414	—	—		2,414
Debit card income	3,391	—	—		3,391
Mortgage banking	589	—	—		589
Increase in value of bank-owned life insurance	1,623	—	—		1,623
Net gain (loss) from securities transactions	197	(1,410)	—		(1,213)
Other	2,008	29,649	(30,403)	(a)	1,254
Total non-interest income	10,222	28,239	(30,403)		8,058
Non-interest expense
Salaries and employee benefits	24,592	2	—		24,594
Net occupancy and equipment	4,624	—	—		4,624
Data processing	5,185	5	—		5,190
Professional fees	1,149	251	—		1,400
Advertising and business development	1,547	—	—		1,547
Telecommunications	604		—		604
FDIC insurance	1,165	—	—		1,165
Courier and postage	518	—	—		518
Free nationwide ATM cost	595	—	—		595
Amortization of core deposit intangibles	2,240	—	—		2,240
Loan expense	546	—	—		546
Other real estate owned	32	3	—		35
Merger expenses	104	29	—		133
Other	3,898	(204)	—		3,694
Intersegment service charges	(375)	375	—		—
Total non-interest expense	46,424	461	—		46,885
Income (loss) before income tax	38,133	26,011	(30,403)		33,741
Provision (benefit) for income taxes	8,253	(951)	—		7,302
Total segment profit/(loss)	$29,880	$26,962	$(30,403)		$26,439

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended June 30, 2025
Interest and dividend income	$74,129	$58	$—		$74,187
Interest expense	22,517	1,868	—		24,385
Net interest income	51,612	(1,810)	—		49,802
Provision (reversal) for credit losses	19	—	—		19
Net interest income after provision (reversal) for credit losses	51,593	(1,810)	—		49,783
Non-interest income
Service charges and fees	2,177	—	—		2,177
Debit card income	3,052	—	—		3,052
Mortgage banking	212	—	—		212
Increase in value of bank-owned life insurance	1,321	—	—		1,321
Net gain (loss) from securities transactions	12	—	—		12
Other	1,815	18,831	(18,831)	(a)	1,815
Total non-interest income	8,589	18,831	(18,831)		8,589
Non-interest expense
Salaries and employee benefits	19,692	43	—		19,735
Net occupancy and equipment	3,482	—	—		3,482
Data processing	5,053	2	—		5,055
Professional fees	965	396	—		1,361
Advertising and business development	1,208	—	—		1,208
Telecommunications	588	—	—		588
FDIC insurance	464	—	—		464
Courier and postage	834	—	—		834
Free nationwide ATM cost	547	—	—		547
Amortization of core deposit intangibles	1,016	—	—		1,016
Loan expense	281	—	—		281
Other real estate owned	100	3	—		103
Loss on debt extinguishment	—	1,361	—		1,361
Merger expenses	134	221	—		355
Other	4,356	(745)	—		3,611
Intersegment service charges	(375)	375	—		—
Total non-interest expense	38,345	1,656	—		40,001
Income (loss) before income tax	21,837	15,365	(18,831)		18,371
Provision (benefit) for income taxes	4,016	(909)	—		3,107
Total segment profit/(loss)	$17,821	$16,274	$(18,831)		$15,264

(a) Elimination of equity in earnings of subsidiary

	For the Six Months Ended June 30,
	2026			2025
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$3,538	$124	$3,662	$2,898	$90	$2,988
Amortization of operating lease right-of-use-asset	684	—	684	248	—	248
Amortization of cloud computing implementation costs	19	—	19	41	—	41
Amortization of intangible assets	4,318	—	4,318	2,289	—	2,289
Purchase of long lived assets	7,573	—	7,573	4,006	—	4,006
Provision (benefit) for income taxes	13,869	(1,306)	12,563	8,456	(1,540)	6,916

	For the Three Months Ended June 30,
	2026			2025
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$1,964	$61	$2,025	$1,464	$45	$1,509
Amortization of operating lease right-of-use-asset	345	—	345	121	—	121
Amortization of cloud computing implementation costs	1	—	1	20	—	20
Amortization of intangible assets	2,262	—	2,262	1,145	—	1,145
Purchase of long lived assets	3,777	—	3,777	2,542	—	2,542
Provision (benefit) for income taxes	8,253	(951)	7,302	4,016	(909)	3,107

	June 30,	December 31,
	2026	2025
Assets
Total assets for reportable segments	$7,709,388	$6,322,637
Holding company administrative adjustments	943,161	848,320
Elimination of bank cash and equity in earnings of subsidiaries	(22,366)	(40,544)
Elimination of investment in subsidiaries	(904,562)	(757,241)
Consolidated total assets	$7,725,621	$6,373,172

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in our Annual Report on Form 10-K, as amended, filed with the SEC on March 6, 2026, and our consolidated financial statements and related notes appearing elsewhere in this Quarterly Report. The following discussion contains “forward-looking statements” that reflect our future plans, estimates, beliefs and expected performance. We caution that assumptions, expectations, projections, intentions or beliefs about future events may, and often do, vary from actual results and the differences can be material. See “Cautionary Note Regarding Forward-Looking Statements.” Also, see the risk factors and other cautionary statements described under the heading “Item 1A: Risk Factors” included in the Annual Report on Form 10-K and in Item 1A of this Quarterly Report. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

This discussion and analysis of our financial condition and results of operation includes the following sections:

•
Table containing selected financial data and ratios for the periods;
•
Overview – a general description of our business and financial highlights;
•
Critical Accounting Estimates – a discussion of accounting policies that require critical estimates and assumptions;
•
Results of Operations – an analysis of our operating results, including disclosures about the sustainability of our earnings;
•
Financial Condition – an analysis of our financial position;
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$107,824	$108,024	$90,866	$91,098	$74,187
Interest expense	33,952	34,360	27,364	28,613	24,385
Net interest income	73,872	73,664	63,502	62,485	49,802
Provision (reversal) for credit losses	1,304	5,955	(16)	6,228	19
Net gain (loss) from securities transactions	(1,213)	(108)	154	(53,352)	12
Other non-interest income	9,271	9,595	9,378	8,873	8,577
Merger expenses	133	5,725	1,481	6,163	355
Loss on debt extinguishment	—	—	—	—	1,361
Other non-interest expense	46,752	49,244	45,106	42,919	38,285
Income (loss) before income taxes	33,741	22,227	26,463	(37,304)	18,371
Provision for income taxes	7,302	5,261	4,379	(7,641)	3,107
Net income (loss)	26,439	16,966	22,084	(29,663)	15,264
Net income (loss) allocable to common stockholders	26,439	16,966	22,084	(29,663)	15,264
Basic earnings (loss) per share	$1.28	$0.81	$1.16	$(1.55)	$0.87
Diluted earnings (loss) per share	$1.27	$0.80	$1.15	$(1.55)	$0.86
Balance Sheet Data (at period end)
Cash and cash equivalents	$546,531	$564,165	$607,817	$699,410	$366,204
Securities available-for-sale	1,229,692	1,125,162	1,030,568	903,858	973,402
Securities held-to-maturity	5,168	5,254	5,248	5,243	5,236
Loans held for sale	2,723	7,631	1,392	617	217
Gross loans held for investment	5,405,718	5,428,275	4,198,180	4,268,587	3,600,728
Allowance for credit losses	64,413	64,245	52,756	53,469	45,270
Loans held for investment, net of allowance for credit losses	5,341,305	5,364,030	4,145,424	4,215,118	3,555,458
Goodwill and core deposit intangibles, net	133,652	135,494	103,735	100,468	66,009
Naming rights, net	5,553	5,629	5,703	5,778	5,852
Total assets	7,725,621	7,667,370	6,373,172	6,365,631	5,373,837
Total deposits	6,303,817	6,300,910	5,138,264	5,094,769	4,234,918
Borrowings	526,611	484,932	438,009	481,772	444,221
Total liabilities	6,898,363	6,849,760	5,641,118	5,653,739	4,738,201
Total stockholders’ equity	827,258	817,610	732,054	711,892	635,636
Tangible common equity*	688,053	676,487	622,616	605,646	563,775
Performance ratios
Return on average assets (ROAA) annualized	1.45%	0.92%	1.43%	(1.93)%	1.18%
Return on average equity (ROAE) annualized	12.86%	8.17%	12.07%	(16.45)%	9.76%
Return on average tangible common equity (ROATCE)* annualized	16.59%	10.77%	14.91%	(18.31)%	11.69%
Yield on loans annualized	6.74%	6.80%	7.01%	7.18%	6.94%
Cost of interest-bearing deposits annualized	2.46%	2.51%	2.43%	2.58%	2.47%
Cost of total deposits annualized	1.98%	2.00%	1.88%	1.98%	1.93%
Net interest margin annualized	4.36%	4.33%	4.47%	4.45%	4.17%
Efficiency ratio*	53.38%	56.68%	59.98%	58.31%	63.62%
Non-interest expense to net interest income plus non-interest income	57.23%	66.11%	63.79%	272.59%	68.51%
Non-interest income / average assets annualized	0.44%	0.52%	0.62%	(2.90)%	0.66%
Non-interest expense / average assets annualized	2.57%	2.99%	3.01%	3.20%	3.08%
Dividend payout ratio	14.18%	22.31%	15.73%	(11.78)%	17.49%
Performance ratios - Core
Core earnings per diluted share*	$1.41	$1.32	$1.26	$1.21	$0.99
Core return on average assets*	1.61%	1.52%	1.57%	1.51%	1.35%
Core return on average equity*	14.26%	13.41%	13.23%	12.47%	11.18%
Core return on average tangible common equity*	17.17%	16.10%	15.56%	14.30%	12.64%
Core non-interest expense / average assets*	2.43%	2.57%	2.82%	2.71%	2.86%
Capital Ratios
Tier 1 Leverage Ratio	9.97%	9.59%	10.64%	10.41%	12.07%
Common Equity Tier 1 Capital Ratio	11.84%	11.54%	13.08%	12.84%	15.07%
Tier 1 Risk Based Capital Ratio	12.26%	11.96%	13.59%	13.35%	15.67%
Total Risk Based Capital Ratio	14.66%	14.36%	16.31%	16.09%	16.84%
Total Stockholders equity / Total Assets	10.71%	10.66%	11.49%	11.18%	11.83%
Tangible common equity to tangible assets*	9.07%	8.99%	9.94%	9.68%	10.63%
Book value per share	$40.22	$39.37	$38.64	$37.25	$36.27
Tangible common book value per share*	$33.45	$32.58	$32.86	$31.69	$32.17
Tangible common book value per diluted share*	$33.06	$32.30	$32.43	$31.41	$31.89

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 82 full-service banking sites located in Arkansas, Iowa, Kansas, Missouri, Nebraska and Oklahoma. As of June 30, 2026, we had consolidated total assets of $7.73 billion, total loans held for investment, net of allowance, of $5.34 billion, total deposits of $6.30 billion, and total stockholders’ equity of $827.3 million. During the three and six month periods ended June 30, 2026, we had net income of $26.4 million and $43.4 million. We had net income of $15.3 million and $30.3 million for the three and six month periods ended June 30, 2025.

Critical Accounting Estimates

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the December 31, 2025, audited financial statements included in our Annual Report on Form 10-K, as amended, filed with the SEC on March 6, 2026. The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements. Our accounting policies are described in “NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Interim Consolidated Financial Statements.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of June 30, 2026. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Depending on the volatility in these conditions, material impacts could be realized within our operations. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to our calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration, modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended June 30, 2026, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

When performing quantitative goodwill impairment assessments, management is required to estimate the fair value of our equity in a change in control transaction. To complete this valuation, management is required to derive assumptions related to industry performance, reporting unit business performance, economic and market conditions, and various other assumptions, many of which require significant management judgment.

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

Changes in interest rates earned on interest-earning assets or incurred on interest-bearing liabilities, as well as the volume and types of interest-earning assets, interest-bearing and non-interest-bearing liabilities and stockholders’ equity, are usually the largest drivers of periodic change in net interest income. Fluctuations in interest rates are driven by many factors, including governmental monetary policies, inflation, deflation, macroeconomic developments, changes in unemployment, the money supply, political and international circumstances and domestic and foreign financial markets. Periodic changes in the volume and types of loans in our loan portfolio are affected by, among other factors, economic and competitive conditions in Arkansas, Iowa, Kansas, Missouri, Nebraska and Oklahoma, as well as developments affecting the consumer, commercial and real estate sectors within these markets.

Net Income

Three months ended June 30, 2026, compared with three months ended June 30, 2025: Net income allocable to common stockholders for the three months ended June 30, 2026, was $26.4 million, or $1.27 diluted earnings per share as compared to $15.3 million, or $0.86 diluted earnings per share for the three months ended June 30, 2025, an increase of $11.2 million. The increase was primarily due to an increase in interest and dividend income of $33.6 million, partially offset by increases in interest expense of $9.6 million, non-interest expense of $6.9 million and provision for income taxes of $4.2 million.

Six months ended June 30, 2026, compared with six months ended June 30, 2025: Net income allocable to common stockholders for the six months ended June 30, 2026, was $43.4 million, or $2.06 diluted earnings per share as compared to $30.3 million, or $1.72 diluted earnings per share for the six months ended June 30, 2025, an increase of $13.1 million. The increase was primarily due to an increase in interest and dividend income of $67.0 million, partially offset by increases in non-interest expense of $22.8 million, interest expense of $19.5 million, provision for income taxes of $5.6 million and provision for credit losses of $4.5 million.

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

Three months ended June 30, 2026, compared with three months ended June 30, 2025: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended June 30, 2026, and 2025. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Three Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$930,538	$16,759	7.22%	$743,538	$13,922	7.51%
Commercial real estate	2,202,740	37,254	6.78%	1,411,211	25,042	7.12%
Real estate construction	785,932	13,840	7.06%	461,898	9,117	7.92%
Residential real estate	695,937	9,024	5.20%	566,719	6,873	4.86%
Agricultural real estate	434,041	7,647	7.07%	257,947	4,574	7.11%
Agricultural	236,758	4,363	7.39%	93,539	1,732	7.43%
Consumer	103,472	1,690	6.55%	96,129	1,608	6.71%
Total loans	5,389,418	90,577	6.74%	3,630,981	62,868	6.94%
Taxable securities	1,136,862	14,879	5.25%	908,421	8,821	3.89%
Nontaxable securities	21,560	207	3.85%	53,538	358	2.68%
Total Securities	1,158,422	15,086	5.22%	961,959	9,179	3.83%
Federal funds sold and other	247,586	2,161	3.50%	198,814	2,140	4.32%
Total interest-earning assets	6,795,426	107,824	6.36%	4,791,754	74,187	6.21%
Non-interest-earning assets:
Other real estate owned, net	4,716			4,520
Premises and equipment, net	141,267			117,355
Bank-owned life insurance	150,060			132,912
Goodwill, core deposit and other intangibles, net	140,081			72,406
Other non-interest-earning assets	98,624			88,003
Total assets	$7,330,174			$5,206,950
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,472,463	7,318	1.99%	$1,053,588	5,432	2.07%
Savings and money market	1,949,548	10,676	2.20%	1,419,686	7,745	2.19%
Demand, savings and money market	3,422,011	17,994	2.11%	2,473,274	13,177	2.14%
Certificates of deposit	1,494,730	12,148	3.26%	791,325	6,913	3.50%
Total interest-bearing deposits	4,916,741	30,142	2.46%	3,264,599	20,090	2.47%
FHLB term and line of credit advances	189,336	1,785	3.78%	210,224	2,224	4.24%
Federal Reserve Bank discount window	11	—	0.00%	11	—	0.00%
Bank stock loan	—	—	0.00%	—	—	0.00%
Subordinated debt	98,312	1,815	7.40%	96,875	1,852	7.67%
Other borrowings	45,898	210	1.84%	43,637	219	2.01%
Total interest-bearing liabilities	5,250,298	33,952	2.59%	3,615,346	24,385	2.71%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,194,233			918,874
Non-interest-bearing liabilities	61,010			45,627
Stockholders’ equity	824,633			627,103
Total liabilities and stockholders’ equity	$7,330,174			$5,206,950
Net interest income		$73,872			$49,802
Interest rate spread			3.77%			3.50%
Net interest margin(2)			4.36%			4.17%
Total cost of deposits, including non-interest bearing deposits	$6,110,974	$30,142	1.98%	$4,183,473	$20,090	1.93%
Average interest-earning assets to interest-bearing liabilities			129.43%			132.54%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended June 30 2026 from June 30, 2025.

Analysis of Changes in Net Interest Income

For the Three Months Ended June 30, 2026

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$3,385	$(548)	$2,837
Commercial real estate	13,439	(1,227)	12,212
Real estate construction	5,798	(1,075)	4,723
Residential real estate	1,650	501	2,151
Agricultural real estate	3,103	(30)	3,073
Agricultural	2,639	(8)	2,631
Consumer	121	(39)	82
Total loans	30,135	(2,426)	27,709
Taxable securities	2,542	3,516	6,058
Nontaxable securities	(267)	116	(151)
Total securities	2,275	3,632	5,907
Federal funds sold and other	468	(447)	21
Total interest-earning assets	32,878	759	33,637
Interest-bearing liabilities:
Interest-bearing demand deposits	2,088	(202)	1,886
Savings and money market	2,903	28	2,931
Demand, savings and money market	4,991	(174)	4,817
Certificates of deposit	5,747	(512)	5,235
Total interest-bearing deposits	10,738	(686)	10,052
FHLB term and line of credit advances	(210)	(229)	(439)
Bank stock loan	0	—	—
Subordinated debt	27	(64)	(37)
Other borrowings	12	(21)	(9)
Total interest-bearing liabilities	10,567	(1,000)	9,567
Net Interest Income	$22,311	$1,759	$24,070

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

Interest income increased $33.6 million for the quarter ended June 30, 2026, as compared to the quarter ended June 30, 2025. The increase was due to increased volume of average interest earning assets, primarily attributable to our mergers with Frontier and NBC as well as an improving yield on earning assets. The fed rate target is down approximately 75 basis points as compared to the 2025 period, but yields have improved driven by a repositioning of the Company's investment portfolio in the fourth quarter of 2025, accretion of purchase discounts and continued accretive rates on originated credits in the loan portfolio.

Similarly, interest expense increased $9.6 million compared to the quarter ended June 30, 2025, driven by the increase in interest bearing deposits following the acquisitions of Frontier and NBC. While the fed fund target moved down approximately 75 basis points, cost of interest bearing deposits was effectively flat. This result is due to the composition of the deposits acquired in the Frontier and NBC transactions as compared to pre-acquisition balances. Each transaction contributed a comparatively higher cost of funds resulting in a consistent cost of interest bearing deposits while the broader market was seeing decline in short term rates.

During the quarter ended June 30, 2026 when compared to the quarter ended June 30, 2025, net interest margin increased 19 basis points and net interest spread increased by 27 basis points to 3.77% from 3.50%.

Six months ended June 30, 2026, compared with six months ended June 30, 2025: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the six months ended June 30, 2026, and 2025. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Six Months Ended June 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$987,695	$34,457	7.04%	$716,978	$28,244	7.94%
Commercial real estate	2,321,071	75,232	6.54%	1,417,625	49,635	7.06%
Real estate construction	729,453	25,771	7.12%	459,915	17,919	7.86%
Residential real estate	727,132	18,677	5.18%	566,198	13,588	4.84%
Agricultural real estate	445,654	15,361	6.95%	261,006	9,988	7.72%
Agricultural	263,132	9,143	7.01%	89,244	3,398	7.68%
Consumer	112,130	3,399	6.11%	92,293	3,093	6.76%
Total loans	5,586,267	182,040	6.57%	3,603,259	125,865	7.04%
Taxable securities	1,119,658	28,537	5.14%	922,642	17,935	3.92%
Nontaxable securities	22,768	429	3.80%	55,167	735	2.69%
Total securities	1,142,426	28,966	5.11%	977,809	18,670	3.85%
Federal funds sold and other	286,305	4,842	3.41%	200,849	4,336	4.35%
Total interest-earning assets	7,014,998	215,848	6.20%	4,781,917	148,871	6.28%
Non-interest-earning assets:
Other real estate owned, net	5,048			4,569
Premises and equipment, net	140,644			117,396
Bank-owned life insurance	149,467			133,091
Goodwill, core deposit and other intangibles, net	139,201			72,397
Other non-interest-earning assets	138,027			100,297
Total assets	$7,587,385			$5,209,667
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,486,992	14,189	1.92%	$1,057,371	11,012	2.10%
Savings and money market	1,996,432	21,250	2.15%	1,443,008	15,747	2.20%
Demand, savings and money market	3,483,424	35,439	2.05%	2,500,379	26,759	2.16%
Certificates of deposit	1,563,547	25,182	3.25%	742,606	12,708	3.45%
Total interest-bearing deposits	5,046,971	60,621	2.42%	3,242,985	39,467	2.45%
FHLB term and line of credit advances	195,851	3,672	3.78%	242,127	5,140	4.28%
Federal Reserve Bank borrowings	11	—	0.00%	6	—	0.00%
Subordinated debt	98,253	3,616	7.42%	97,206	3,703	7.68%
Other borrowings	47,862	403	1.70%	44,918	467	2.10%
Total interest-bearing liabilities	5,388,948	68,312	2.56%	3,627,242	48,777	2.71%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,249,257			920,439
Non-interest-bearing liabilities	64,119			45,417
Stockholders’ equity	885,061			616,569
Total liabilities and stockholders’ equity	$7,587,385			$5,209,667
Net interest income		$147,536			$100,094
Interest rate spread			3.64%			3.57%
Net interest margin(2)			4.24%			4.22%
Total cost of deposits, including non-interest bearing deposits	$6,296,228	$60,621	1.94%	$4,163,424	$39,467	1.91%
Average interest-earning assets to interest-bearing liabilities			130.17%			131.83%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the six month periods ended June 30, 2026 from June 30, 2025.

Analysis of Changes in Net Interest Income

For the Six Months Ended June 30, 2026

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$9,728	$(3,515)	$6,213
Commercial real estate	29,527	(3,930)	25,597
Real estate construction	9,657	(1,805)	7,852
Residential real estate	4,080	1,009	5,089
Agricultural real estate	6,451	(1,078)	5,373
Agricultural	6,067	(322)	5,745
Consumer	621	(315)	306
Total loans	66,131	(9,956)	56,175
Taxable securities	4,314	6,288	10,602
Nontaxable securities	(537)	231	(306)
Total securities	3,777	6,519	10,296
Federal funds sold and other	1,580	(1,074)	506
Total interest-earning assets	71,488	(4,511)	66,977
Interest-bearing liabilities:
Interest-bearing demand deposits	4,163	(986)	3,177
Savings and money market	5,900	(397)	5,503
Demand, savings and money market	10,063	(1,383)	8,680
Certificates of deposit	13,264	(790)	12,474
Total interest-bearing deposits	23,327	(2,173)	21,154
FHLB term and line of credit advances	(911)	(557)	(1,468)
Federal Reserve Bank discount window	—	—	—
Subordinated debt	40	(127)	(87)
Other borrowings	32	(96)	(64)
Total interest-bearing liabilities	22,488	(2,953)	19,535
Net Interest Income	$49,000	$(1,558)	$47,442

Interest income increased $67.0 million for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.The increase was due to increased volume of average interest earning assets, primarily attributable to our mergers with Frontier and NBC.

The increase in interest expense of $19.5 million was due to an increase in interest bearing liabilities primarily attributable to our mergers with Frontier and NBC.

During the six months ended June 30, 2026 when compared to the six months ended June 30, 2025, net interest margin increased 2 basis points and net interest spread increased by 8 basis points to 3.65% from 3.57%.

Provision for Credit Losses

We maintain an allowance for credit losses for estimated losses in our loan portfolio. The allowance for credit losses is increased by a provision for credit losses, which is a charge to earnings, and subsequent recoveries of amounts previously charged-off, but is decreased by charge-offs when the collectability of a loan balance is unlikely. Management estimates the allowance balance required using past loan loss experience within our portfolio. This historical loss calculation is then modified to reflect quantitative economic circumstances based on evidenced economic conditions and regression formulas, which incorporate lag factors in identifying a sufficiently predictive adjusted-R square, as well as qualitative factors not inherently reflected in our historical loss or quantitative economic inputs. Included in our qualitative assessment is the consideration of prospective economic conditions over the next 12 months, which is what we consider as our reasonable and supportable forecast period. As these factors change, the amount of the credit loss provision changes.

Three months ended June 30, 2026, compared with three months ended June 30, 2025: During the three months ended June 30, 2026, there was a provision for credit losses of $1.3 million compared to a provision for credit losses of $19 thousand for the three months ended June 30, 2025. We continue to estimate the allowance for credit losses with assumptions that anticipate slower prepayment rates and continued market disruption caused by the impact of U.S. trade and fiscal policy and the resulting impact on consumers and businesses. Net charge-offs for the three months ended June 30, 2026 and 2025, were $1.7 million and $573 thousand, respectively. For the three months ended June 30, 2026, gross charge-offs were $3.0 million, offset by gross recoveries of $1.3 million. In comparison, gross charge-offs were $1.1 million for the three months ended June 30, 2025, offset by gross recoveries of $545 thousand.

Six months ended June 30, 2026, compared with six months ended June 30, 2025: During the six months ended June 30, 2026, there was a provision for credit losses of $7.3 million compared to a provision for credit losses of $2.7 million for the six months ended June 30, 2025. The variance in provision for the six months ended is primarily attributable to the establishment of reserves on purchased seasoned loans acquired in the Frontier acquisition. We continue to estimate the allowance for credit losses with assumptions that anticipate slower prepayment rates and continued market disruption caused by the impact of U.S. trade and fiscal policy and the resulting impact on consumers and businesses. Net charge-offs for the six months ended June 30, 2026 and 2025, were $3.0 million and $738 thousand, respectively. For the six months ended June 30, 2026, gross charge-offs were $5.0 million, offset by gross recoveries of $2.0 million. In comparison, gross charge-offs were $2.3 million for the six months ended June 30, 2025, offset by gross recoveries of $1.5 million.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, trust income and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended June 30, 2026, compared with three months ended June 30, 2025: The following table provides a comparison of the major components of non-interest income for the three months ended June 30, 2026, and 2025.

Non-Interest Income

For the Three Months Ended June 30,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Service charges and fees	$2,414	$2,177	$237	10.9%
Debit card income	3,391	3,052	339	11.1%
Mortgage banking	589	212	377	177.8%
Increase in value of bank-owned life insurance	1,623	1,321	302	22.9%
Other
Investment referral income	176	231	(55)	(23.8)%
Trust income	574	466	108	23.2%
Insurance sales commissions	98	168	(70)	(41.7)%
Recovery on zero-basis purchased loans	216	1	215	21500.0%
Other non-interest income	190	949	(759)	(80.0)%
Total other	1,254	1,815	(561)	(30.9)%
Subtotal	9,271	8,577	694	8.1%
Net gain (loss) from securities transactions	(1,213)	12	(1,225)	(10208.3)%
Total non-interest income	$8,058	$8,589	$(531)	(6.2)%

Total non-interest income decreased $531 thousand during the three months ended June 30, 2026, as compared to the same period in 2025. The decrease is due to losses on security transactions resulting from a write-down of a fund investment of $2.2 million, partially offset by increases in mortgage banking of $377 thousand, debit card income of $339 thousand and an increase in value of bank owned life insurance of $302 thousand.

Six months ended June 30, 2026, compared with six months ended June 30, 2025: The following table provides a comparison of the major components of non-interest income for the six months ended June 30, 2026, and 2025.

Non-Interest Income

For the Six Months Ended June 30,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Service charges and fees	$4,907	$4,241	$666	15.7%
Debit card income	6,508	5,556	952	17.1%
Mortgage banking	937	318	619	194.7%
Increase in value of bank-owned life insurance	3,021	4,914	(1,893)	(38.5)%
Other
Investment referral income	324	349	(25)	(7.2)%
Trust income	1,116	923	193	20.9%
Insurance sales commissions	310	205	105	51.2%
Recovery on zero-basis purchased loans	217	3	214	7133.3%
Income from equity method investments	—	—	—	—%
Other non-interest income	1,526	2,386	(860)	(36.0)%
Total other	3,493	3,866	(373)	(9.6)%
Subtotal	18,866	18,895	(29)	(0.2)%
Net gain (loss) on acquisition and branch sales	—	—	—	—%
Net gain (loss) from securities transactions	(1,321)	24	(1,345)	(5604.2)%
Total non-interest income	$17,545	$18,919	$(1,374)	(7.3)%

Total non-interest income decreased $1.4 million during the six months ended June 30, 2026, as compared to the same period in 2025. The decrease is due to a death benefit that was realized during the six months ended June 30, 2025, that did not recur in the six months ended June 30, 2026, causing a decrease in bank owned life insurance of $1.9 million, partially offset by increases in debit card income of $952 thousand, mortgage banking of $619 thousand and service charges and fees of $666 thousand driven by customers gained through our mergers with NBC and Frontier.

Non-Interest Expense

Three months ended June 30, 2026, compared with three months ended June 30, 2025: For the three months ended June 30, 2026, non-interest expense totaled $46.9 million, an increase of $6.9 million, when compared to the three months ended June 30, 2025. Changes in the various components of non-interest expense for the three months ended June 30, 2026, and 2025, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended June 30,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Salaries and employee benefits	$24,594	$19,735	$4,859	24.6%
Net occupancy and equipment	4,624	3,482	1,142	32.8%
Data processing	5,190	5,055	135	2.7%
Professional fees	1,400	1,361	39	2.9%
Advertising and business development	1,547	1,208	339	28.1%
Telecommunications	604	588	16	2.7%
FDIC insurance	1,165	464	701	151.1%
Courier and postage	518	834	(316)	(37.9)%
Free nationwide ATM cost	595	547	48	8.8%
Amortization of core deposit intangible	2,240	1,016	1,224	120.5%
Loan expense	546	281	265	94.3%
Other real estate owned	35	103	(68)	(66.0)%
Loss on debt extinguishment	—	1,361	(1,361)	(100.0)%
Other	3,694	3,611	83	2.3%
Subtotal	46,752	39,646	7,106	17.9%
Merger expenses	133	355	(222)	(62.5)%
Total non-interest expense	$46,885	$40,001	$6,884	17.2%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $4.9 million for the period ended June 30, 2026, as compared to the same period in 2025. The increase in employee salaries and wages was due to additional payroll costs as well as an increase in employee insurance expense, which is primarily driven by the increase in staff from the NBC and Frontier mergers.

Amortization of core deposit intangible: There was an increase in amortization of core deposit intangible of $1.2 million for the period ended June 30, 2026, as compared to the same period in 2025. The increase was driven by the NBC and Frontier mergers.

Net occupancy and equipment: There was an increase in net occupancy and equipment of $1.1 million for the period ended June 30, 2026, as compared to the same period in 2025. The increase was primarily related to Frontier lease amortization, rent and depreciation.

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

Six months ended June 30, 2026, compared with six months ended June 30, 2025: For the six months ended June 30, 2026, non-interest expense totaled $101.9 million, an increase of $22.8 million, when compared to the six months ended June 30, 2025.Changes in the various components of non-interest expense for the six months ended June 30, 2026, and 2025, are discussed in more detail in the following table.

Non-Interest Expense

For the Six Months Ended June 30,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Salaries and employee benefits	$50,849	$39,689	$11,160	28.1%
Net occupancy and equipment	9,413	7,157	2,256	31.5%
Data processing	10,578	10,141	437	4.3%
Professional fees	3,168	2,888	280	9.7%
Advertising and business development	3,213	2,552	661	25.9%
Telecommunications	1,294	1,175	119	10.1%
FDIC insurance	1,930	1,094	836	76.4%
Courier and postage	1,163	1,633	(470)	(28.8)%
Free nationwide ATM cost	1,161	1,060	101	9.5%
Amortization of core deposit intangibles	4,168	2,061	2,107	102.2%
Loan expense	1,044	410	634	154.6%
Other real estate owned	126	204	(78)	(38.2)%
Loss on debt extinguishment	—	1,361	(1,361)	(100.0)%
Other	7,889	7,205	684	9.5%
Sub-Total	95,996	78,630	17,366	22.1%
Merger expenses	5,858	421	5,437	1291.4%
Total non-interest expense	$101,854	$79,051	$22,803	28.8%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $11.2 million for the period ended June 30, 2026, as compared to the same period in 2025. The increase in employee salaries and wages was due to additional payroll costs as well as an increase in employee insurance expense, which is primarily driven by the increase in staff from the Frontier merger.

Merger expenses: There was an increase in merger expenses of $5.4 million for the period ended June 30, 2026, as compared to the same period in 2025. This increase is primarily due to the completion of the Frontier merger in the first quarter of 2026.

Net occupancy and equipment: There was an increase in net occupancy and equipment of $2.3 million for the period ended June 30, 2026, as compared to the same period in 2025. The increase was primarily related to Frontier lease amortization, rent and depreciation.

Amortization of core deposit intangible: There was an increase in amortization of core deposit intangible of $2.1 million for the period ended June 30, 2026, as compared to the same period in 2025. The increase was driven by the NBC and Frontier mergers.

Other: Other non-interest expenses consists of subscriptions, memberships and dues, employee expenses, including travel, meals, entertainment and education, supplies, printing, insurance, account related losses, correspondent bank fees, customer program expenses, losses net of gains on the sale of fixed assets, losses net of gains on the sale of repossessed assets other than real estate, other operating expenses, such as settlement of claims, losses from limited partnerships entered into for tax credits and provision for unfunded commitments. The overall increase is comprised primarily of provision expenses on funded commitments offset by a gain on the sale of fixed assets and a number of individually insignificant changes within expense categories noted above.

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of performance and is not defined under GAAP. For a reconciliation of non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2. Our efficiency ratio is computed by dividing non-interest expense, excluding goodwill impairment, merger expenses and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gains or losses on sales of and settlement of securities and gain on acquisition. Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

The efficiency ratio was 53.38% for the three months ended June 30, 2026, compared with 63.62% for the three months ended June 30, 2025. The positive trend was driven by realization of positive operating leverage through our mergers with NBC and Frontier as earnings grew at a faster pace than the expenses required to produce them.

The efficiency ratio was 55.03% for the six months ended June 30, 2026, compared with 63.01% for the six months ended June 30, 2025.

Income Taxes

In general, we record income tax expense each quarter based on our estimate of the full year’s effective tax rate which includes, in addition to statutory rates, estimated amounts for tax-exempt interest income, non-taxable life insurance income, non-deductible executive compensation, valuation allowance on deferred assets, other non-deductible expense, and federal and state income tax credits anticipated to be available in proportion to anticipated annual income before income taxes. Certain items, however, are given discrete period treatment and the tax effects for such items are therefore reported in the quarter that an event arises. Events or items that may give rise to discrete recognition include excess tax benefits or shortfalls with respect to share-based compensation and changes in tax law.

During the tax year ended December 31, 2024, a Corporate Application for Tentative Refund was filed to carry back excess general business credits from 2023 to the 2020, 2021 and 2022 tax years resulting in a refund of $14.9 million which was received in the second quarter of 2025. Pursuant to Section 6405 of the Internal Revenue Code, refunds in excess of $5 million to a corporate taxpayer must be reviewed by the Joint Committee on Taxation (JCT). Accordingly, the IRS has referred the proposed refund to the JCT and remains under review as of June 30, 2026. While tax years ending 12/31/2020 and 12/31/2021 are closed for audit purposes, tax year ending 12/31/2022 remains open and, under request from the IRS, the statute of limitation has been extended to October 31, 2027.

On July 4, 2025, the United States enacted tax reform legislation through the One Big Beautiful Bill Act, which changes existing U.S. tax laws, including extending or making permanent certain provisions of the Tax Cuts and Jobs Act, repealing certain clean energy initiatives, in addition to other changes. While we are still evaluating the tax provisions effective in 2026, we do not expect them to have a material effect on our financial statements.

Three months ended June 30, 2026, compared with three months ended June 30, 2025: The effective income tax rate for the three-month period ended June 30, 2026 was 21.6%, compared with 16.9% for the three-month period ended June 30, 2025. The increase in the effective tax rate was primarily driven by higher pre-tax income in the current quarter, which reduced the relative impact of permanent tax benefits. The increase also reflected the absence of certain prior-year items that reduced the effective tax rate in the comparative quarter, including bank-owned life insurance proceeds, interest income recognized in income tax related to federal carryback claims, and tax benefits associated with an investment in a new tax credit structure.

Six months ended June 30, 2026, compared with six months ended June 30, 2025: The effective income tax rate for the six month period ended June 30, 2026, was 22.4% as compared to 18.6% for the six month period ended June 30, 2025. See drivers of change in the section above.

Financial Condition

Total assets increased $1.35 billion from December 31, 2025, to $7.73 billion at June 30, 2026. This increase was primarily due to an increase in loans held for investment of $1.21 billion and available-for-sale securities of $199.1 million, partially offset by a decrease in cash and cash equivalents of $61.3 million. Total liabilities increased $1.3 billion to $6.90 billion at June 30, 2026. The change in total liabilities is primarily due to increase in total deposits of $1.16 billion and an increase in FHLB borrowings of $85.4 million. Total stockholders’ equity increased $95.2 million from $732.1 million at December 31, 2025, to $827.3 million at June 30, 2026, principally due to an increase of $102.7 million in additional paid-in-capital.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	June 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$955,380	17.7%	$816,885	19.5%	$138,495	17.0%
Real estate loans:
Commercial real estate	2,968,281	54.9%	2,226,348	53.0%	741,933	33.3%
Residential real estate	710,948	13.1%	582,145	13.9%	128,803	22.1%
Agricultural real estate	419,830	7.8%	278,927	6.6%	140,903	50.5%
Total real estate loans	4,099,059	75.8%	3,087,420	73.5%	1,011,639	32.8%
Agricultural	247,327	4.6%	188,475	4.5%	58,852	31.2%
Consumer	103,952	1.9%	105,400	2.5%	(1,448)	(1.4)%
Total loans held for investment	$5,405,718	100.0%	$4,198,180	100.0%	$1,207,538	28.8%
Total loans held for sale	$2,723	100.0%	$1,392	100.0%	$1,331	95.6%
Total loans held for investment (net of allowances)	$5,341,305	100.0%	$4,145,424	100.0%	$1,195,881	28.8%

Our commercial loan portfolio consists of various types of loans, most of which are generally made to borrowers located in the Wichita, Kansas City, Omaha, and Tulsa Metropolitan Statistical Areas (“MSAs”), as well as various community markets throughout Arkansas, Iowa, Kansas, Missouri, Nebraska and Oklahoma. The majority of our portfolio consists of commercial and industrial and commercial real estate loans, and a substantial portion of our borrowers’ ability to honor their obligations is dependent on local economies in which they operate.

At June 30, 2026, gross total loans, including loans held for sale, were 85.8% of deposits and 70.0% of total assets. At December 31, 2025, gross total loans, including loans held for sale, were 81.7% of deposits and 65.9% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of June 30, 2026, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of June 30, 2026
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$367,638	$383,929	$110,605	$93,208	$955,380
Real Estate:
Commercial real estate	813,308	1,603,533	402,337	149,103	2,968,281
Residential real estate	37,199	87,587	107,033	479,129	710,948
Agricultural real estate	123,284	170,112	64,258	62,176	419,830
Total real estate	973,791	1,861,232	573,628	690,408	4,099,059
Agricultural	172,258	46,173	17,030	11,866	247,327
Consumer	47,016	47,193	6,800	2,943	103,952
Total	$1,560,703	$2,338,527	$708,063	$798,425	$5,405,718
Loans with a predetermined fixed interest rate	$607,028	$1,016,770	$142,095	$302,666	$2,068,559
Loans with an adjustable/floating interest rate	953,675	1,321,757	565,968	495,759	3,337,159
Total	$1,560,703	$2,338,527	$708,063	$798,425	$5,405,718

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Non-accrual loans	$60,474	$40,276
Accruing loans 90 or more days past due	2,991	2,610
OREO acquired through foreclosure, net	2,732	3,245
Other repossessed assets	118	579
Total nonperforming assets	$66,315	$46,710
Ratios:
Nonperforming assets to total assets	0.86%	0.73%
Nonperforming assets to total loans plus OREO and repossessed assets	1.23%	1.11%

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

The nonperforming loans at June 30, 2026, consisted of 380 separate credits and 286 separate borrowers. We had 10 nonperforming loan relationships, totaling $31.3 million, with an outstanding balance in excess of $1.0 million as of June 30, 2026.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At June 30, 2026, we had $6.8 million in potential problem loans which were not included in either non-accrual or 90 days past due categories, compared to $24.6 million at December 31, 2025.

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

Allowance for Credit Losses

Please see “Critical Accounting Estimates – Allowance for Credit Losses” for additional discussion of our allowance policy. For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

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
•
Commercial real estate loans are dependent on the industries tied to these loans as well as the local commercial real estate market. The loans are secured by real estate, and appraisals are obtained to support the loan amount. An evaluation of the project’s cash flows is performed to evaluate the borrower’s ability to repay the loan at the time of origination and is periodically updated during the life of the loan.
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
•
Consumer loans are dependent on the local economy. Consumer loans are generally secured by consumer assets but may be unsecured. We evaluate the borrower’s repayment ability through a review of credit scores and an evaluation of debt-to-income ratios.

The following table presents, as of and for the periods indicated, an analysis of the allowance for credit losses and other related data.

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
June 30, 2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$23,667	$23,325	$7,482	$7,587	$609	$1,743	$64,413
Total loans outstanding (1)	2,968,281	955,380	710,948	419,830	247,327	103,952	5,405,718
Net (charge-offs) recoveries QTD	102	(1,696)	2	192	(8)	(252)	(1,660)
Net (charge-offs) recoveries YTD	61	(2,823)	(26)	168	(7)	(412)	(3,039)
Average loan balance QTD (1)	2,988,673	930,538	691,840	434,041	236,758	103,472	5,385,322
Average loan balance YTD (1)	3,050,524	987,695	723,229	445,654	263,132	112,130	5,582,364
Non-accrual loan balance	20,673	27,165	5,918	3,347	2,661	710	60,474
Loans to total loans outstanding	54.9%	17.7%	13.2%	7.8%	4.6%	1.9%	100.0%
ACL to total loans	0.8%	2.4%	1.1%	1.8%	0.2%	1.7%	1.2%
Net charge-offs to average loans QTD	—%	(0.2)%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.3)%	—%	—%	—%	(0.4)%	(0.1)%
Non-accrual loans to total loans	0.7%	2.8%	0.8%	0.8%	1.1%	0.7%	1.1%
ACL to non-accrual loans	114.5%	85.9%	126.4%	226.7%	22.9%	245.5%	106.5%

June 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$16,250	$13,237	$8,542	$5,132	$268	$1,841	$45,270
Total loans outstanding (1)	1,854,294	753,339	565,755	226,125	94,981	106,234	3,600,728
Net (charge-offs) recoveries QTD	64	(335)	(101)	(1)	(35)	(165)	(573)
Net (charge-offs) recoveries YTD	484	(374)	(105)	47	(51)	(739)	(738)
Average loan balance QTD (1)	1,873,109	743,538	565,714	257,947	93,539	96,129	3,629,976
Average loan balance YTD (1)	1,877,539	716,978	565,483	261,006	89,244	92,293	3,602,543
Non-accrual loan balance	9,076	24,155	3,453	3,475	1,630	809	42,598
Loans to total loans outstanding	51.5%	20.9%	15.7%	6.3%	2.6%	3.0%	100.0%
ACL to total loans	0.9%	1.8%	1.5%	2.3%	0.3%	1.7%	1.3%
Net charge-offs to average loans QTD	—%	—%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.1)%	—%	—%	(0.1)%	(0.8)%	—%
Non-accrual loans to total loans	0.5%	3.2%	0.6%	1.5%	1.7%	0.8%	1.2%
ACL to non-accrual loans	179.0%	54.8%	247.4%	147.7%	16.4%	227.6%	106.3%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at June 30, 2026, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2026.

The allowance for credit losses on loans measured on a collective basis totaled $54.1 million, or 1.0% of the $5.41 billion in loans measured on a collective basis at June 30, 2026, compared to an allowance for credit losses of $46.2 million, or 1.1%, of the $4.1 billion in loans measured on a collective basis at December 31, 2025. The total reserve percentage to total loans was 1.2% at June 30, 2026, and 1.3% at December 31, 2025.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At June 30, 2026, securities represented 16.0% of total assets, decreasing from 16.3% at December 31, 2025.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$25,891	$25,975	$25,960	$26,298
U.S. Treasury securities	40,027	40,041	35,134	35,250
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	965,399	960,229	763,827	772,145
Private label residential mortgage-backed securities	4,110	4,038	4,441	4,326
Corporate	94,709	94,206	92,142	91,798
Small Business Administration loan pools	83,591	83,242	80,199	80,205
State and political subdivisions	22,227	21,961	20,767	20,546
Total available-for-sale securities	$1,235,954	$1,229,692	$1,022,470	$1,030,568

The following table summarizes the amortized cost and fair value by classification of Held-to-Maturity securities as of the dates shown.

Held-To-Maturity Securities

	June 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,889	$1,931	$3,967	$4,098
State and political subdivisions	1,279	1,306	1,281	1,311
Total held-to-maturity securities	$5,168	$3,237	$5,248	$5,409

At June 30, 2026, and December 31, 2025, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of June 30, 2026, and December 31, 2025. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	June 30, 2026
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$13,457	4.44%	$12,518	4.44%	$—	—%	$—	—%	$25,975	4.44%
U.S. Treasury securities	36,787	3.84%	3,254	4.57%	—	—%	—	—%	40,041	3.90%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	$55,550	4.90%	$24,280	5.11%	$880,399	4.86%	960,229	4.87%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	4,038	2.00%	4,038	2.00%
Corporate	11,531	4.99%	16,986	7.38%	65,689	6.69%	—	—%	94,206	6.61%
Small Business Administration loan pools	—	—%	1,889	4.42%	44,368	4.29%	36,985	4.33%	83,242	4.31%
State and political subdivisions(1)	1,574	3.10%	6,004	3.07%	7,168	3.31%	7,215	4.77%	21,961	3.71%
Total available-for-sale securities	63,349	4.16%	96,201	5.15%	141,505	5.49%	928,637	4.82%	1,229,692	4.89%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,121	5.03%	768	4.87%	3,889	4.99%
State and political subdivisions(1)	—	—%	—	—%	169	3.02%	1,110	4.62%	1,279	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,290	4.92%	1,878	4.72%	5,168	4.85%
Total debt securities	$63,349	4.16%	$96,201	5.15%	$144,795	5.48%	$930,515	4.82%	$1,234,860	4.89%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2025
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$10,112	4.45%	$16,186	4.45%	$—	—%	$—	—%	$26,298	4.45%
U.S. Treasury securities	29,747	3.83%	5,503	4.60%	—	—%	—	—%	35,250	3.95%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	2	4.26%	55,875	4.95%	15,337	5.13%	700,931	4.94%	772,145	4.95%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	4,326	4.21%	4,326	4.21%
Corporate	2,326	3.76%	18,877	7.89%	69,839	5.49%	756	6.01%	91,798	5.95%
Small Business Administration loan pools	—	—%	2,402	5.01%	37,952	4.50%	39,851	4.72%	80,205	4.62%
State and political subdivisions(1)	908	3.04%	3,791	3.10%	10,330	3.22%	5,517	4.22%	20,546	3.46%
Total available-for-sale securities	43,095	3.95%	102,634	5.33%	133,458	4.99%	751,381	4.92%	1,030,568	4.93%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,101	5.02%	866	4.91%	3,967	4.99%
State and political subdivisions(1)	—	—%	—	—%	170	3.02%	1,111	4.62%	1,281	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,271	4.91%	1,977	4.74%	5,248	4.85%
Total debt securities	$43,095	3.95%	$102,634	5.33%	$136,729	4.99%	$753,358	4.92%	$1,035,816	4.93%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At June 30, 2026, and December 31, 2025, 91.4% and 90.8% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.1 years and 5.0 years and a modified duration of 4.1 years and 4.1 years.

Goodwill Impairment Assessment

At June 30, 2026, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired. For additional information, see “Goodwill” under "Critical Accounting Estimates" in the Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

The following table shows our composition of deposits at June 30, 2026, and December 31, 2025.

Composition of Deposits

	June 30, 2026		December 31, 2025
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,174,903	18.6%	$1,148,409	22.3%
Interest-bearing demand	1,487,562	23.6%	1,268,307	24.7%
Savings and money market	1,957,976	31.1%	1,736,680	33.8%
Time	1,683,376	26.7%	984,868	19.2%
Total deposits	$6,303,817	100.0%	$5,138,264	100.0%

Total deposits at June 30, 2026, were $6.30 billion, an increase of $1.16 billion, or 22.7%, compared to total deposits of $5.14 billion at December 31, 2025.

Equity Bank's level of uninsured deposits as a percentage of non-brokered deposits was 29.6% at June 30, 2026, and 32.9% at December 31, 2025. Of these uninsured balances at June 30, 2026, $767.8 million or 44.7 % and at December 31, 2025, $857.6 million or 51.5%, are fully collateralized by either investments held by the Company or letters of credit from the FHLB.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025
	(Dollars in thousands)
Interest-bearing demand
Reciprocal	$664,044	$571,989
Non-reciprocal brokered	—	—
Total interest-bearing demand	664,044	571,989
Savings and money market
Reciprocal	148,587	100,226
Non-reciprocal brokered	16,033	1,605
Total savings and money market	164,620	101,831
Time
Reciprocal	112,480	51,691
Non-reciprocal brokered	488,090	70,170
Total time	600,570	121,861
Total reciprocal and brokered deposits	$1,429,234	$795,681

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of June 30, 2026, and December 31, 2025.

	June 30, 2026	December 31, 2025	Change	Percent Change
	(Dollars in thousands)
3 months or less	$184,719	$136,661	$48,058	35.2%
Over 3 through 6 months	150,514	206,748	(56,234)	(27.2)%
Over 6 through 12 months	145,691	67,260	78,431	116.6%
Over 12 months	52,842	69,857	(17,015)	(24.4)%
Total Time Deposits	$533,766	$480,526	$53,240	11.1%

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

Liquidity and Capital Resources

Liquidity

The following tables disclose average balances as a percentage of total average assets as of the time periods listed.

	For the three months ended
	June 30,
	2026	2025
Source of funds
Deposits
Non-interest-bearing	16.29%	17.64%
Interest-bearing demand	20.09%	20.23%
Savings and money market	26.60%	27.27%
Time	20.39%	15.20%
Federal Home Loan Bank advances	2.58%	4.04%
Subordinated borrowings	1.34%	1.86%
Other borrowings	0.63%	0.84%
Other liabilities	0.83%	0.88%
Stockholders' equity	11.25%	12.04%
Total	100.00%	100.00%

Uses of funds
Loans	73.53%	69.70%
Taxable securities	15.51%	17.45%
Nontaxable securities	0.29%	1.03%
Federal funds sold and other	3.38%	3.85%
Other real estate owned, net	0.06%	0.09%
Premises and equipment, net	1.93%	2.25%
Other non-interest-earnings assets	5.30%	5.63%
Total	100.00%	100.00%

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

During the six months ended June 30, 2026, and 2025, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing security and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and Federal Reserve Bank borrowings.

Our largest sources of funds are deposits and FHLB borrowings and our largest uses of funds are loan fundings, securities purchases and debt servicing. Average loans were $5.59 billion for the six months ended June 30, 2026, an increase of 41.8% over the December 31, 2025, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 5.1 years and a modified duration of 4.1 years at June 30, 2026.

Cash and cash equivalents were $546.5 million at June 30, 2026, a decrease of $61.3 million from the $607.8 million cash and cash equivalents at December 31, 2025. The majority of our liquidity comes from our operations, including net income, supplemented by the repayment of principal on loans and investment securities through payoffs, paydowns and normal amortization. From time to time as conditions warrant, we borrow funds to maintain our liquidity requirement and fund operational needs. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital Resources

Capital management consists of providing equity to support our current and future operations. The federal bank regulators view capital levels as important indicators of an institution’s financial soundness. As a general matter, FDIC-insured depository institutions and their holding companies are required to maintain minimum capital relative to the amount and types of assets they hold. As a financial holding company and a state-chartered-Fed-member bank, we are subject to regulatory capital requirements.

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of June 30, 2026, and December 31, 2025, we meet all capital adequacy requirements to which they are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of June 30, 2026, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 9 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	As of the Period Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$827,258	$817,610	$732,054	$711,892	$635,636
Goodwill	(105,356)	(104,958)	(82,101)	(77,573)	(53,101)
Core deposit intangibles, net	(28,296)	(30,536)	(21,634)	(22,895)	(12,908)
Naming rights, net	(5,553)	(5,629)	(5,703)	(5,778)	(5,852)
Tangible common equity	$688,053	$676,487	$622,616	$605,646	$563,775
Common shares issued at period end	20,567,009	20,767,023	18,944,987	19,111,084	17,527,191
Diluted common shares outstanding at period end	20,811,448	20,946,924	19,196,160	19,279,741	17,680,489
Book value per common share	$40.22	$39.37	$38.64	$37.25	$36.27
Tangible book value per common share	$33.45	$32.58	$32.86	$31.69	$32.17
Tangible book value per diluted common share	$33.06	$32.30	$32.43	$31.41	$31.89

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

The share count above differs by total shares outstanding by 11,030 related to certain RSA issuances, which while issued have not been included in the amount used as outstanding shares for purposes of the tangible book value definition.

The following table reconciles, as of the dates set forth below, total stockholders’ equity to tangible common equity and total assets to tangible assets.

	As of the Period Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(Dollars in thousands)
Total stockholders’ equity	$827,258	$817,610	$732,054	$711,892	$635,636
Goodwill	(105,356)	(104,958)	(82,101)	(77,573)	(53,101)
Core deposit intangibles, net	(28,296)	(30,536)	(21,634)	(22,895)	(12,908)
Naming rights, net	(5,553)	(5,629)	(5,703)	(5,778)	(5,852)
Tangible common equity	$688,053	$676,487	$622,616	$605,646	$563,775
Total assets	$7,725,621	$7,667,370	$6,373,172	$6,365,631	$5,373,837
Goodwill	(105,356)	(104,958)	(82,101)	(77,573)	(53,101)
Core deposit intangibles, net	(28,296)	(30,536)	(21,634)	(22,895)	(12,908)
Naming rights, net	(5,553)	(5,629)	(5,703)	(5,778)	(5,852)
Tangible assets	$7,586,416	$7,526,247	$6,263,734	$6,259,385	$5,301,976
Equity to assets	10.71%	10.66%	11.49%	11.18%	11.83%
Tangible common equity to tangible assets	9.07%	8.99%	9.94%	9.68%	10.63%

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

	For the Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(Dollars in thousands)
Total average stockholders’ equity	$824,633	$841,838	$725,651	$715,319	$627,103
Average intangible assets	(140,081)	(141,742)	(108,779)	(95,046)	(72,406)
Average tangible common equity	$684,552	$700,096	$616,872	$620,273	$554,697
Net income (loss) allocable to common stockholders	$26,439	$16,966	$22,084	$(29,663)	$15,264
Amortization of intangible assets	2,369	2,056	1,390	1,312	1,145
Net gain on acquisition	—	—	—	—	—
Net (gain) loss on securities transactions	1,213	108	(154)	53,352	(12)
Merger expenses	133	5,725	1,481	6,163	355
Loss on debt extinguishment	—	—	—	—	1,361
Day 2 Merger provision	—	6,099	—	6,228	—
Tax effect	(780)	(2,937)	(571)	(14,082)	(598)
Core net income allocable to common stockholders	$29,374	$28,017	$24,230	$23,310	$17,515
Return on total average stockholders’ equity (ROAE) annualized	12.86%	8.17%	12.07%	(16.45)%	9.76%
Core return on average equity	14.26%	13.41%	13.23%	12.47%	11.18%
Return on average tangible common equity (ROATCE) annualized	16.59%	10.77%	14.91%	(18.31)%	11.69%
Core return on average tangible common equity (CROATCE) annualized	17.17%	16.10%	15.56%	14.30%	12.64%

Core income calculations: Core income calculations are a non-GAAP measure that management believes is an effective alternative measure of how efficiently we utilize our asset base. Core income is calculated by adjusting GAAP income by non-core gains and losses and excluding non-core expenses, net of tax, as outlined in the table below. We calculate (a) core net income (loss) allocable to common stockholders plus merger expenses, tax effected non-core items, goodwill impairment and BOLI tax adjustment, less gain (loss) from securities transactions; (b) adjusted operating net income as net income (loss) allocable to common stockholders plus adjusted non-core items, tax effected non-core items and BOLI tax adjustments.

Core Net Income and Earnings Per Share: Core net income and Core earnings per share are non-GAAP financial measures generally used to disclose core net income from our operations and earnings per share. We calculated this by taking GAAP net income less non-core impacts to net income to arrive at core net income and core diluted earnings per share. These financial measures are used by financial statement users to evaluate our core financial performance. Management believes that these measures are important to many investors who are interested in changes from period to period in our financial performance and quality of earnings.

The following table reconciles as of the dates set forth below, core net income and earnings per share and compares them to GAAP net income and earnings per share.

	For the Three Months Ended
	June 30,	March 31,	December 31,	September 30,	June 30,
	2026	2026	2025	2025	2025
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$26,439	$16,966	$22,084	$(29,663)	$15,264
Amortization of intangible assets	2,369	2,056	1,390	1,312	1,145
Tax effect of adjustments	(497)	(432)	(292)	(276)	(240)
Adjusted non-core items	28,311	18,590	23,182	(28,627)	16,169
Net gain on acquisitions	—	—	—	—	—
Gain (loss) from securities transactions	1,213	108	(154)	53,352	(12)
Loss on debt extinguishment	—	—	—	—	1,361
Merger expense	133	5,725	1,481	6,163	355
Day 2 Merger provision	—	6,099	—	6,228	—
Tax effect of adjustments	(283)	(2,505)	(279)	(13,806)	(358)
Adjusted operating net income	$29,374	$28,017	$24,230	$23,310	$17,515
GAAP earnings (loss) per diluted share	$1.27	$0.80	$1.15	$(1.55)	$0.86
Core earnings (loss) per diluted share	$1.41	$1.32	$1.26	$1.22	$0.99
Total average assets	$7,330,174	$7,451,709	$6,141,284	$6,085,064	$5,206,950
Total average stockholder's equity	$824,633	$841,838	$725,651	$715,319	$627,103
Weighted average diluted common shares	20,825,444	21,263,164	19,235,412	19,129,726	17,651,298
Return on Average Assets (ROAA) annualized	1.45%	0.92%	1.43%	-1.93%	1.18%
Core Operating ROAA annualized	1.61%	1.52%	1.57%	1.51%	1.35%

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

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the Three Months Ended
	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
	(Dollars in thousands)
Non-interest expense	$46,885	$54,969	$46,587	$49,082	$40,001
Merger expense	(133)	(5,725)	(1,481)	(6,163)	(355)
Loss on debt extinguishment	—	—	—	—	(1,361)
Amortization of intangibles assets	(2,369)	(2,056)	(1,390)	(1,312)	(1,145)
Non-interest expense	$44,383	$47,188	$43,716	$41,607	$37,140
Net interest income	$73,872	$73,664	$63,502	$62,485	$49,802
Non-interest income	$8,058	$9,487	$9,532	$(44,479)	$8,589
Net gain on acquisition and branch sales	—	—	—	—	—
Net gain (loss) from securities transactions	1,213	108	(154)	53,352	(12)
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$9,271	$9,595	$9,378	$8,873	$8,577
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$83,143	$83,259	$72,880	$71,358	$58,379
Non-interest expense to net interest income plus non-interest income	57.23%	66.11%	63.79%	272.59%	68.51%
Efficiency Ratio	53.38%	56.68%	59.98%	58.31%	63.62%
Total Average Assets	$7,330,174	$7,451,709	$6,141,284	$6,085,064	$5,206,950
Core non-interest expense / Average assets	2.43%	2.57%	2.82%	2.71%	2.86%

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

The change in the impact of net interest income from the base case for June 30, 2026, and December 31, 2025, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The continuing positive impact to net interest income in the rates up interest rate shock scenarios is due to the lower proportion of fixed rate investments and fixed rate loans compared to the interest earning cash balances and adjustable-rate loans. The offsetting negative impact in the rates up interest rate shocks and relatively less positive total impact compared to December 31, 2025 are mainly caused by the proportional increase in fixed rate loans and time deposits. In the rates down interest rate shock scenarios, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable, interest earning cash, and slower repricing from longer term borrowings. This is partially offset by the faster downward repricing of short-term time deposits and beta-sensitive non-maturity deposits and slower downward repricing of fixed rate loans and investments. While improved year-to-date, these factors result in the overall negative impact to net interest income in the down rate interest rate shock scenarios.

The change in the economic value of equity from the base case for June 30, 2026, is due to the Company being in a liability sensitive position and the level of convexity in our prepayable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increase at a faster rate than liabilities. First, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. Non-interest-bearing and other low-beta interest-bearing deposits were proportionally lower, while beta sensitive deposits were proportionally higher year-to-date, negatively impacting up and down rate scenario results. Second, due to the level of convexity in our fixed-rate prepayable assets, we do not experience a similar change in the value of assets in a rates down interest rate shock scenario. As rates decrease, the level of modeled prepayments increases for fixed rate prepayable assets, and as rates increase, the level of modeled prepayments decreases. In rates down, the EVE values have a more positive impact year-to-date and the rates up scenarios have a more negative impact, mainly due to the proportionally higher amount of longer term fixed-rate assets resulting in slower asset repricing overall, despite the asymmetric impact of their convexity. The accelerated negative impact in the 300 basis points down rate scenario is driven by a significant level of liabilities hitting their implied cost floors of near 0%, compared to the higher yielding floating rate assets that continue to absorb entire rate cuts as rates fall.

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	June 30, 2026	December 31, 2025
+300 basis points	7.9%	11.3%
+200 basis points	5.3%	7.5%
+100 basis points	2.6%	3.6%
0 basis points	—	—
-100 basis points	(0.2)%	(1.4)%
-200 basis points	(0.5)%	(2.9)%
-300 basis points	(2.1)%	(5.3)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	June 30, 2026	December 31, 2025
+300 basis points	(11.0)%	(8.0)%
+200 basis points	(7.4)%	(5.3)%
+100 basis points	(3.8)%	(2.8)%
0 basis points	—	—
-100 basis points	1.5%	0.2%
-200 basis points	0.1%	(2.0)%
-300 basis points	(4.2)%	(6.8)%

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

An evaluation of the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and management was required to apply judgment in evaluating its controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed in our reports that we file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified by the SEC rules and forms.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1: Legal Proceedings

From time to time, we are a party to various litigation matters incidental to the conduct of our business. See “NOTE 13 – LEGAL MATTERS” of the Condensed Notes to Interim Consolidated Financial Statements under Item 1 to this Quarterly report for a complete discussion of litigation matters.

Item 1A: Risk Factors

There have been no material changes in our risk factors previously disclosed in our Annual Report on Form 10-K, as amended, filed with the SEC on March 6, 2026.

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On September 11, 2025, the Board of Directors of Equity Bancshares authorized the repurchase of up to 1,000,000 shares of outstanding common stock beginning on October 1, 2025 and concluding on September 30, 2026. The repurchase program does not obligate us to acquire a specific dollar amount or number of shares, and may be extended. modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received on September 23, 2025. During the three months ended June 30, 2026, we repurchased 211,369 shares of our outstanding common stock at an average price of $45.02 per share. At June 30, 2026, there are 116,293 shares remaining under the program.

Date	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
April 1, 2026 through April 30, 2026	126,245	$45.03	126,245	201,417
May 1, 2026 through May 31, 2026	71,350	$44.94	71,350	130,067
June 1, 2026 through June 30, 2026	13,774	$45.31	13,774	116,293
Total	211,369	$45.02	211,369	116,293

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

During the six months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K).

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

Equity Bancshares, Inc.

August 7, 2026	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

August 7, 2026	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer