Form 10-Q
period 2026-09-30
EQUITY BANCSHARES INC
filed 2026-11-06
CIK 1227500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 31, 2026, the registrant had 20,610,134 shares of Class A common stock, $0.01 par value per share, outstanding.

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
•
effect of pending and future litigation; and
•
other factors that are discussed in “Item 1A - Risk Factors.”

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

PART I

Item 1: Financial Statements

EQUITY BANCSHARES, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2026, and December 31, 2025

(Dollar amounts in thousands)

	(Unaudited) September 30,	December 31,
	2026	2025
ASSETS
Cash and due from banks	$337,863	$607,562
Federal funds sold	405	255
Cash and cash equivalents	338,268	607,817
Interest-bearing deposit in other banks	579	575
Available-for-sale securities	1,240,394	1,030,568
Held-to-maturity securities, fair value of $4,947 and $5,409	5,167	5,248
Loans held for sale	2,425	1,392
Loans, net of allowance for credit losses of $63,978 and $52,756	5,380,904	4,145,424
Other real estate owned, net	5,239	5,388
Premises and equipment, net	145,534	136,720
Bank-owned life insurance	151,351	148,301
Federal Reserve Bank and Federal Home Loan Bank stock	42,883	34,053
Interest receivable	42,596	33,322
Goodwill	105,356	82,101
Core deposit intangibles, net	26,485	21,634
Other	103,956	120,629
Total assets	$7,591,137	$6,373,172
LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits
Demand	$1,150,775	$1,148,409
Total non-interest-bearing deposits	1,150,775	1,148,409
Demand, savings and money market	3,388,748	3,004,987
Time	1,627,905	984,868
Total interest-bearing deposits	5,016,653	3,989,855
Total deposits	6,167,428	5,138,264
Federal funds purchased and retail repurchase agreements	44,413	39,864
Federal Home Loan Bank advances	389,128	300,000
Subordinated debt	98,492	98,145
Contractual obligations	15,111	10,208
Interest payable and other liabilities	60,611	54,637
Total liabilities	6,775,183	5,641,118
Commitments and contingent liabilities, see Notes 12 and 13
Stockholders’ equity, see Note 8
Common stock	273	249
Additional paid-in capital	769,497	664,906
Retained earnings	263,398	205,328
Accumulated other comprehensive income (loss)	(39,186)	7,032
Treasury stock	(178,028)	(145,461)
Total stockholders’ equity	815,954	732,054
Total liabilities and stockholders’ equity	$7,591,137	$6,373,172

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Three and Nine Months Ended September 30, 2026, and 2025

(Dollar amounts in thousands, except per share data)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2026	2025	2026	2025
Interest and dividend income
Loans, including fees	$91,277	$76,911	$273,316	$202,776
Securities, taxable	15,575	9,416	44,112	27,351
Securities, nontaxable	190	307	619	1,042
Federal funds sold and other	1,924	4,464	6,767	8,800
Total interest and dividend income	108,966	91,098	324,814	239,969
Interest expense
Deposits	31,514	24,990	92,135	64,457
Federal funds purchased and retail repurchase agreements	231	263	631	730
Federal Home Loan Bank advances	2,556	1,741	6,228	6,881
Bank stock loan	—	—	4	—
Subordinated debt	1,824	1,619	5,439	5,322
Total interest expense	36,125	28,613	104,437	77,390
Net interest income	72,841	62,485	220,377	162,579
Provision (reversal) for credit losses	1,657	6,228	8,916	8,969
Net interest income after provision (reversal) for credit losses	71,184	56,257	211,461	153,610
Non-interest income
Service charges and fees	2,517	2,522	7,424	6,763
Debit card income	3,442	2,953	9,950	8,509
Mortgage banking	544	62	1,481	380
Increase in value of bank-owned life insurance	1,370	1,393	4,391	6,307
Net gain (loss) from securities transactions	10	(53,352)	(1,311)	(53,328)
Other	3,021	1,943	6,514	5,809
Total non-interest income	10,904	(44,479)	28,449	(25,560)
Non-interest expense
Salaries and employee benefits	24,034	22,773	74,883	62,462
Net occupancy and equipment	4,979	4,317	14,392	11,474
Data processing	5,466	4,887	16,044	15,028
Professional fees	1,712	1,670	4,880	4,558
Advertising and business development	1,470	1,305	4,683	3,857
Telecommunications	646	630	1,940	1,805
FDIC insurance	675	653	2,605	1,747
Courier and postage	530	744	1,693	2,377
Free nationwide ATM cost	604	582	1,765	1,642
Amortization of core deposit intangibles	1,812	1,182	5,980	3,243
Loan expense	165	330	1,209	740
Other real estate owned and repossessed assets, net	374	797	500	1,001
Loss on debt extinguishment	—	—	—	1,361
Merger expenses	967	6,163	6,825	6,584
Other	4,680	3,049	12,569	10,254
Total non-interest expense	48,114	49,082	149,968	128,133
Income (loss) before income tax	33,974	(37,304)	89,942	(83)
Provision (benefit) for income taxes	7,200	(7,641)	19,763	(725)
Net income (loss) and net income (loss) allocable to common stockholders	$26,774	$(29,663)	$70,179	$642
Basic earnings (loss) per share	$1.30	$(1.55)	$3.38	$0.04
Diluted earnings (loss) per share	$1.29	$(1.55)	$3.35	$0.04
See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the Three and Nine Months Ended September 30, 2026, and 2025

(Dollar amounts in thousands)

	(Unaudited) Three Months Ended September 30,		(Unaudited) Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$26,774	$(29,663)	$70,179	$642
Other comprehensive income (loss):
Unrealized holding gains (losses) arising during the period on available-for-sale securities	(46,816)	6,048	(61,175)	26,424
Reclassification for net (gains) losses included in net income	—	53,320	—	53,307
Unrealized holding gains (losses) arising during the period on cash flow hedges	358	(229)	358	(797)
Total other comprehensive income (loss)	(46,458)	59,139	(60,817)	78,934
Tax effect	11,092	(14,150)	14,599	(19,033)
Other comprehensive income (loss), net of tax	(35,366)	44,989	(46,218)	59,901
Comprehensive income (loss)	$(8,592)	$15,326	$23,961	$60,543

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Three Months Ended September 30, 2026, and 2025

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at July 1, 2025	17,535,989	$231	$587,547	$219,876	$(40,269)	$(131,749)	$635,636
Net income (loss)	—	—	—	(29,663)	—	—	(29,663)
Other comprehensive income (loss), net of tax effects	—	—	—	—	44,989	—	44,989
Cash dividends - common stock, $0.18 per share	—	—	—	(3,443)	—	—	(3,443)
Dividend equivalents- restricted stock units and restricted stock awards, $0.18 per share	—	—	—	(52)	—	—	(52)
Stock-based compensation	—	—	1,582	—	—	—	1,582
Common stock issued upon exercise of stock options	3,023	—	71	—	—	—	71
Common stock issued under stock-based incentive plan	13,879	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	12,940	—	436	—	—	—	436
Common stock issued with private placement, net of offering costs	—	—	—	—	—	—	—
Common stock issued in merger	1,729,783	18	68,845	—	—	—	68,863
Treasury stock purchase	(175,732)	—	—	—	—	(6,527)	(6,527)
Balance at September 30, 2025	19,119,882	$249	$658,481	$186,718	$4,720	$(138,276)	$711,892

Balance at July 1, 2026	20,578,039	$273	$767,608	$241,225	$(3,820)	$(178,028)	$827,258
Net income	—	—	—	26,774	—	—	26,774
Other comprehensive income (loss), net of tax effects	—	—	—	—	(35,366)	—	(35,366)
Cash dividends - common stock, $0.22 per share	—	—	—	(4,537)	—	—	(4,537)
Dividend equivalents- restricted stock units and restricted stock awards, $0.22 per share	—	—	—	(64)	—	—	(64)
Stock-based compensation	—	—	480	—	—	—	480
Common stock issued upon exercise of stock options	27,785	—	928	—	—	—	928
Common stock issued under stock-based incentive plan	3,080	—	—	—	—	—	—
Common stock issued under employee stock purchase plan	12,260	—	481	—	—	—	481
Common stock issued in connection with the acquisition of Frontier Holdings LLC	—	—	—	—	—	—	—
Treasury stock purchases	—	—	—	—	—	—	—
Balance at September 30, 2026	20,621,164	$273	$769,497	$263,398	$(39,186)	$(178,028)	$815,954

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the Nine Months Ended September 30, 2026, and 2025

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

	Common Stock		Additional		Accumulated Other		Total
	Shares Outstanding	Amount	Paid-In Capital	Retained Earnings	Comprehensive Income (Loss)	Treasury Stock	Stockholders’ Equity
Balance at January 1, 2025	17,427,626	$230	$584,424	$194,920	$(55,181)	$(131,475)	$592,918
Net income	—	—	—	642	—	—	642
Other comprehensive income (loss), net of tax effects	—	—	—	—	59,901	—	59,901
Cash dividends - common stock, $0.48 per share	—	—	—	(8,703)	—	—	(8,703)
Dividend equivalents- restricted stock units and restricted stock awards, $0.48 per share	—	—	—	(141)	—	—	(141)
Stock-based compensation	—	—	4,221	—	—	—	4,221
Common stock issued upon exercise of stock options	6,773	—	183	—	—	—	183
Common stock issued under stock-based incentive plan	112,071	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	26,861	—	882	—	—	—	882
Common stock issued with private placement, net of offering costs	—	—	(73)	—	—	—	(73)
Common stock issued in merger	1,729,783	18	68,845	—	—	—	68,863
Treasury stock purchase	(183,232)	—	—	—	—	(6,801)	(6,801)
Balance at September 30, 2025	19,119,882	$249	$658,481	$186,718	$4,720	$(138,276)	$711,892

Balance at January 1, 2026	18,953,785	$249	$664,906	$205,328	$7,032	$(145,461)	$732,054
Net income	—	—	—	70,179	—	—	70,179
Other comprehensive income (loss), net of tax effects	—	—	—	—	(46,218)	—	(46,218)
Cash dividends - common stock, $0.58 per share	—	—	—	(11,981)	—	—	(11,981)
Dividend equivalents- restricted stock units and restricted stock awards, $0.58 per share	—	—	—	(153)	—	—	(153)
Stock-based compensation	—	—	3,612	—	—	—	3,612
Common stock issued upon exercise of stock options	27,785	—	928	—	—	—	928
Common stock issued under stock-based incentive plan	117,595	1	(1)	—	—	—	—
Common stock issued under employee stock purchase plan	27,862	—	1,005	—	—	—	1,005
Common stock issued in merger	—	—	—	—	—	—	—
Common stock issued in connection with the acquisition of Frontier Holdings LLC	2,219,979	23	99,047	25	—	—	99,095
Treasury stock purchases	(725,842)	—	—		—	(32,567)	(32,567)
Balance at September 30, 2026	20,621,164	$273	$769,497	$263,398	$(39,186)	$(178,028)	$815,954

EQUITY BANCSHARES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended September 30, 2026, and 2025
(Dollar amounts in thousands)
	(Unaudited) September 30,
	2026	2025
Cash flows from operating activities
Net income	$70,179	$642
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	3,612	4,221
Depreciation	5,371	4,473
Amortization of operating lease right-of-use asset	1,032	367
Amortization of cloud computing implementation costs	21	62
Provision (reversal) for credit losses	8,916	8,969
Net amortization (accretion) of purchase valuation adjustments	(10,658)	(4,187)
Amortization (accretion) of premiums and discounts on securities	(8,712)	(2,004)
Amortization of intangible assets	6,207	3,448
Deferred income taxes	3,796	(52)
Federal Home Loan Bank stock dividends	(818)	(853)
Loss (gain) on sales and valuation adjustments on other real estate owned	199	731
Net loss (gain) on sales and settlements of securities	—	53,307
Change in unrealized (gains) losses on equity securities	672	21
Loss (gain) on disposal of premises and equipment	(1,066)	62
Loss (gain) on lease termination	—	3
Loss (gain) on sales and valuation adjustments on repossessed assets	(79)	(52)
Loss on debt extinguishment	—	1,361
Loss (gain) on sales of loans	(1,288)	(306)
Originations of loans held for sale	(62,777)	(15,866)
Proceeds from the sale of loans held for sale	63,088	16,068
Increase in the value of bank-owned life insurance	(4,594)	(6,307)
Change in fair value of derivatives recognized in earnings	100	171
Payments on operating lease payable	(1,256)	(459)
Net change in:
Interest receivable	1,908	776
Other assets	10,327	8,478
Interest payable and other liabilities	(12,770)	(14,658)
Net cash provided by operating activities	71,410	58,416
Cash flows (to) from investing activities
Purchases of available-for-sale securities	(537,659)	(541,277)
Proceeds from sales, calls, pay-downs and maturities of available-for-sale securities	357,671	696,597
Proceeds from calls, pay-downs and maturities of held-to-maturity securities	128	18
Net change in interest-bearing time deposits	96	(9)
Net change in loans	91,487	(39,146)
Purchase of mortgage loans	(15,923)	—
Purchase of government guaranteed loans	(33,596)	(61,987)
Purchase of premises and equipment	(14,429)	(7,768)
Proceeds from sale of premises and equipment	3,988	447
Proceeds from sale of repossessed assets	755	5,423
Net redemptions (purchases) of Federal Home Loan Bank and Federal Reserve Bank stock	(1,493)	(4,327)
Net redemptions (purchases) of correspondent and miscellaneous other stock	(700)	(744)
Proceeds from sale of other real estate owned	1,737	1,566
Proceeds from investments in tax credit structures and resulting contractual obligations	1,086	—
Proceeds from bank owned life insurance death benefits	1,341	4,308
Net cash (paid) received from acquisition of NBC Corp. of Oklahoma	—	150,431
Net cash (paid) received from acquisition of Frontier Holdings, LLC	12,819	—

Net cash (used in) provided by investing activities	(132,692)	203,532
Cash flows (to) from financing activities
Net increase (decrease) in deposits	(102,603)	(86,251)
Net change in federal funds purchased and retail repurchase agreements	4,549	432
Net borrowings (repayments) on Federal Home Loan Bank line of credit	102,009	163,304
Proceeds from Federal Home Loan Bank term advances	159,454	896,466
Principal repayments on Federal Home Loan Bank term advances	(312,479)	(900,000)
Proceeds from Federal Reserve Bank borrowings	3,000	2,000
Principal payments on Federal Reserve Bank borrowings	(3,000)	(2,000)
Proceeds from issuance of common stock, net	—	(73)
Proceeds from the exercise of employee stock options	928	183
Proceeds from employee stock purchase plan	1,005	882
Proceeds from subordinated debt	—	75,000
Debt issue cost	—	(1,054)
Principal payments on subordinated debt	—	(75,000)
Principal payments on bank stock loan	(22,486)	—
Purchase of treasury stock	(32,567)	(6,801)
Net change in contractual obligations	4,903	(5,402)
Dividends paid on common stock	(10,980)	(7,971)
Net cash (used in) provided by financing activities	(208,267)	53,715
Net change in cash and cash equivalents	(269,549)	315,663
Cash and cash equivalents, beginning of period	607,817	383,747
Ending cash and cash equivalents	$338,268	$699,410
Supplemental cash flow information:
Interest paid	$106,548	$75,815
Income taxes paid, net of refunds	(9,540)	11,112
Supplemental noncash disclosures:
Other real estate owned acquired in settlement of loans	1,787	671
Other repossessed assets acquired in settlement of loans	519	759
Purchase of investments in tax credit structures and resulting contractual obligations	—	10,000
Securities traded but not settled	—	9,444
Total fair value of assets acquired in purchase of NBC Corp. of Oklahoma, net of cash	—	729,524
Total fair value of liabilities assumed in purchase of NBC Corp. of Oklahoma	—	835,565
Total fair value of assets acquired in purchase of Frontier Holdings, LLC, net of cash	1,402,787	—
Total fair value of liabilities assumed in purchase of Frontier Holdings, LLC	1,307,265	—

See accompanying condensed notes to interim consolidated financial statements.

EQUITY BANCSHARES, INC.

CONDENSED NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

(Dollar amounts in thousands, except per share data)

NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The interim consolidated financial statements include the accounts of Equity Bancshares, Inc., its wholly-owned subsidiaries, Equity Bank (“Equity Bank”), EBAC, LLC (“EBAC”) and Equity Risk Management, Inc. (“ERMI”). ERMI provides property and casualty insurance coverage to Equity Bancshares and Equity Bank and reinsurance to other third party insurance captives for which insurance may not be currently available or economically feasible in today’s insurance marketplace. The wholly-owned subsidiaries of Equity Bank are comprised of SA Holdings, Inc. (“SA Holdings”), SA Property LLC (“SA Property”), and EQBK Investments, LLC. (“EQBK Investments”). SA Holdings and SA Property were established for the purpose of holding and selling other real estate owned. EQBK Investments was established for the purpose of holding Equity Bank's investment in a real estate investment trust. These entities are collectively referred to as the “Company”. All significant intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed interim consolidated financial statements have been prepared in accordance with United States Generally Accepted Accounting Principles (“GAAP”) for interim financial information and in accordance with guidance provided by the Securities and Exchange Commission. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial information. The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. In the opinion of management, the interim statements reflect all adjustments necessary for a fair presentation of the financial position, results of operations and cash flows of the Company on a consolidated basis and all such adjustments are of a normal recurring nature. These financial statements and the accompanying notes should be read in conjunction with the Company’s audited financial statements for the year ended December 31, 2025, included in the Company’s Annual Report on Form 10-K, as amended, filed with the SEC on March 6, 2026. Operating results for the nine months ended September 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026, or any other period.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures. The amendments in ASU 2024-03 require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments will require the Company to disclose employee compensation, depreciation, and intangible amortization included in each relevant expense caption on the face of the income statement. In addition, certain amounts already required to be disclosed under other current GAAP will be disclosed in this disaggregation and a qualitative description of the amounts remaining in each relevant expense caption. The amendments in this update are effective for annual periods beginning after December 15, 2026, and early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. The amendments in this update should be applied on a prospective basis; however, retrospective application is permitted. The Company's financial condition, results of operations and cash flows will not be impacted by this guidance; however, this guidance will impact the Company's financial statement disclosures.

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

In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815), Hedge Accounting Improvements. The amendments in ASU 2025-09, will cause the guidance in ASC 815 to more closely align hedge accounting with the economics of an entity's risk management activities by: (1) allowing aggregating in a group of individual forecasted transactions in a cash flow hedge that have similar risk exposure rather than shared risk exposure; (2) allows the application of cash flow hedge accounting on variable rate debt instruments with contractual terms that permit the borrower to change the interest rate index and interest rate tenor; (3) permits hedge accounting for forecasted purchases and sales of non-financial assets, that meet specific criteria, to apply hedge accounting to eligible components of forecasted spot-market transactions, forward-market transactions and subcomponents of an agreement’s pricing formula; (4) eliminates the requirement to apply the net written options test to a compound derivative that comprises a swap and a written option designated in a cash flow or fair value hedge of interest rate risk; and (5) eliminates the recognition and presentation mismatch related to a dual hedge strategy, when a foreign currency denominated debt instrument is both designated as the hedge in a net investment hedge and as the hedged item in a fair value hedge of interest rate risk. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim periods within those annual reporting periods. Early adoption is permitted on any date on or after the issuance of this Update. Entities should apply the amendments in this update on a prospective basis for all hedging relationships. The company is currently evaluating the impact of adoption of ASU 2025-09, but does not expect it to have a significant impact on the Company's financial condition, results of operations or cash flows.

NOTE 2 – INVESTMENTS

The amortized cost and fair value of available-for-sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) are listed below.

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
Available-for-sale securities
U.S. Government-sponsored entities	$19,281	$4	$(97)	$—	$19,188
U.S. Treasury securities	41,491	5	(19)	—	41,477
Mortgage-backed securities			—
Government-sponsored residential mortgage-backed securities	1,025,144	23	(47,634)	—	977,533
Private label residential mortgage-backed securities	3,958	—	(48)	—	3,910
Corporate	101,354	410	(2,674)	—	99,090
Small Business Administration loan pools	80,284	133	(1,670)	—	78,747
State and political subdivisions	21,959	—	(1,510)	—	20,449
	$1,293,471	$575	$(53,652)	$—	$1,240,394

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$25,960	$338	$—	$—	$26,298
U.S. Treasury securities	35,134	116	—	—	35,250
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	763,827	9,598	(1,280)	—	772,145
Private label residential mortgage-backed securities	4,441	—	(115)	—	4,326
Corporate	92,142	734	(1,078)	—	91,798
Small Business Administration loan pools	80,199	130	(124)	—	80,205
State and political subdivisions	20,767	70	(291)	—	20,546
	$1,022,470	$10,986	$(2,888)	$—	$1,030,568

The amortized cost and fair value of held-to-maturity securities and the related gross unrecognized gains and losses are listed in the following tables.

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
September 30, 2026
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,889	$—	$(133)	$—	$3,756
State and political subdivisions	1,278	—	(87)	—	1,191
	$5,167	$—	$(220)	$—	$4,947

	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Allowance for Credit Losses	Fair Value
December 31, 2025
Held-to-maturity securities
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,967	$131	$—	$—	$4,098
State and political subdivisions	1,281	30	—	—	1,311
	$5,248	$161	$—	$—	$5,409

The fair value and amortized cost of debt securities at September 30, 2026, by contractual maturity, is shown below. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Within one year	$61,302	$61,279	$—	$—
One to five years	31,935	31,666	—	—
Five to ten years	83,537	80,613	168	157
After ten years	7,311	6,646	1,110	1,034
Small Business Administration loan pools	80,284	78,747	—	—
Mortgage-backed securities	1,029,102	981,443	3,889	3,756
Total debt securities	$1,293,471	$1,240,394	$5,167	$4,947

The following table shows the carrying value and fair value of securities pledged as collateral to secure public fund deposits; borrowings from the Federal Home Loan Bank and Federal Reserve Bank; and retail repurchase obligations at September 30, 2026, and December 31, 2025.

	September 30, 2026		December 31, 2025
	Book Value	Fair Value	Book Value	Fair Value
Public fund deposits	$669,034	$642,129	$785,200	$793,014
Federal Reserve Bank borrowings	1,053	1,007	2,002	2,042
Retail repurchase agreements	49,645	47,760	40,898	41,481
Total securities pledged	$719,732	$690,896	$828,100	$836,537

The following tables show gross unrealized or unrecognized losses and fair value, aggregated by investment category, and length of time that individual securities have been in a continuous loss position at September 30, 2026, and December 31, 2025.

	Less Than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2026
Available-for-sale securities
U.S. Government-sponsored entities	$11,221	$(97)	$—	$—	$11,221	$(97)
U.S. Treasury securities	36,683	(19)	—	—	36,683	(19)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	936,678	(44,973)	35,818	(2,661)	972,496	(47,634)
Private label residential mortgage-backed securities	—	—	3,910	(48)	3,910	(48)
Corporate	47,699	(1,608)	20,808	(1,066)	68,507	(2,674)
Small Business Administration loan pools	28,969	(1,615)	18,530	(55)	47,499	(1,670)
State and political subdivisions	12,684	(1,019)	6,088	(491)	18,772	(1,510)
Total	$1,073,934	$(49,331)	$85,154	$(4,321)	$1,159,088	$(53,652)
December 31, 2025
Available-for-sale securities
U.S. Government-sponsored entities	$—	$—	$—	$—	$—	$—
U.S. Treasury securities	—	—	—	—	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	129,917	(519)	28,089	(761)	158,006	(1,280)
Private label residential mortgage-backed securities	—	—	4,326	(115)	4,326	(115)
Corporate	11,837	(73)	24,225	(1,005)	36,062	(1,078)
Small Business Administration loan pools	23,308	(52)	8,629	(72)	31,937	(124)
State and political subdivisions	2,807	(109)	9,460	(182)	12,267	(291)
Total	$167,869	$(753)	$74,729	$(2,135)	$242,598	$(2,888)

As of September 30, 2026, the Company held 261 available-for-sale securities in an unrealized loss position and six held-to-maturity securities in an unrecognized loss position.

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

The Company's private label residential mortgage-backed exposure consists of one security held by the Company and is senior in the capital structure, carries substantial credit enhancement and is 20% risk weighted by the Simplified Supervisory Formula Approach (“SSFA”). At September 30, 2026, the Company does not anticipate any credit losses in the private label residential mortgage-backed portfolio.

The Company's corporate debt exposure consists of 36 separate positions in U.S. financial institutions, all of which the Company has determined to be investment grade. Substantially all of the positions are subordinated debt issued by bank holding companies. The Company periodically reviews financial data of the issuers to ensure their continued investment grade status. At September 30, 2026, the Company does not anticipate any credit losses in the corporate debt securities portfolio.

The Company's portfolio of state and political subdivisions securities is comprised of 62 positions of which 59% of the positions are rated “A” or better by a Nationally Recognized Statistical Ratings Organization (“NRSRO”), and 52% of the overall portfolio is made up of general obligation bonds. The Company periodically reviews financial data of the entities and regularly monitors credit ratings changes of the entities. At September 30, 2026, the Company does not anticipate any credit losses in the state and political subdivisions securities portfolio.

The proceeds from sales and the associated gains and losses on available-for-sale securities reclassified from other comprehensive income to income are listed below.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Proceeds	$—	$435,691	$77,420	$436,331
Gross gain	—	—	—	13
Gross losses	—	53,320	—	53,320
Income tax expense/(benefit)	—	(12,855)	—	(12,852)

The Company also invests in several other investments, including investments in stocks and partnerships, which are included in other assets. The following table shows the various investment balances and method of accounting at September 30, 2026, and December 31, 2025.

	September 30, 2026	December 31, 2025
Investments in stocks
Accounted for at fair value through net income	$1,611	$1,182
Accounted for at amortized cost assessed for impairment	1,655	2,362
Total investments in stocks	3,266	3,544
Investments in partnerships
Accounted for under the equity method	2,254	3,037
Accounted for under the hypothetical liquidation book value	1,097	1,306
Accounted for under proportional amortization	23,346	26,299
Total investments in partnerships	26,697	30,642
Total other investments	$29,963	$34,186

The unrealized gain/(loss) for other investments accounted for at fair value that were still held at the reporting period were $99 and $159 at September 30, 2026, and December 31, 2025. During the nine months ended September 30, 2026, the Company recorded impairment losses related to a fund investment of $2,183.

The following table discloses the financial statement impact of tax credit investments for the three month period ended September 30, 2026, and 2025.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
September 30, 2026
Investments and tax credit structures:
Included in proportional amortization	$(7,734)	$(437)	$(8,171)	$7,335
Not included in proportional amortization	$—	$85	$85	$—

September 30, 2025
Investments and tax credit structures:
Included in proportional amortization	$3,702	$627	$4,329	$(3,881)
Not included in proportional amortization	$—	$(134)	$(134)	$—
(a) Reported in income tax expense on statements of income and reported in net change in other assets on statements of cash flows.

The following table discloses the financial statement impact of tax credit investments for the nine month period ended September 30, 2026, and 2025.

	Income Tax Credits Recognized During Period (a)	Other Income Tax Benefits (a)	Total Tax Benefits	Investment Amortization Included in Income Tax Expense
September 30, 2026
Investments and tax credit structures:
Included in proportional amortization	$(10,767)	$(775)	$(11,542)	$10,364
Not included in proportional amortization	$—	$191	$191	$—

September 30, 2025
Investments and tax credit structures:
Included in proportional amortization	$14	$3	$17	$(15)
Not included in proportional amortization	$—	$(1)	$(1)	$—
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

The following table reconciles the outstanding balance of loans at September 30, 2026, and December 31, 2025.

	September 30, 2026	December 31, 2025
Net loan balance	$5,469,868	$4,216,011
Loan origination fees and expenses	(2,670)	(2,964)
Merger fair value adjustments	(24,512)	(16,396)
Hedge fair market value adjustments	(1,379)	(1,129)
Purchased premium and discounts	3,575	2,658
Total	$5,444,882	$4,198,180

The following table lists categories of loans at September 30, 2026, and December 31, 2025.

	September 30, 2026	December 31, 2025
Commercial real estate	$2,997,362	$2,226,348
Commercial and industrial	953,875	816,885
Residential real estate	695,861	582,145
Agricultural real estate	443,966	278,927
Agricultural	249,233	188,475
Consumer	104,585	105,400
Total loans	5,444,882	4,198,180
Allowance for credit losses	(63,978)	(52,756)
Net loans	$5,380,904	$4,145,424

From time to time, the Company has purchased pools of residential real estate loans originated by other financial institutions to hold for investment with the intent to diversify the residential real estate portfolio. During the three and nine months ended September 30, 2026 the Company recorded net purchases of residential loan participations of $0 and $8,023, respectively and purchases of mortgage pools of residential loans of $0 and one mortgage pool of residential loans totaling $15,923, respectively. During the three and nine months ended September 30, 2025 the Company did not purchase any pools of residential loans. As of September 30, 2026, and December 31, 2025, residential real estate loans include $269,070 and $252,884 of purchased residential real estate loans.

The Company occasionally purchases the government guaranteed portion of loans originated by other financial institutions to hold for investment. During the three and nine months ended September 30, 2026, the Company purchased $0 and $33,596 in loans guaranteed by governmental agencies. During the three and nine months ended September 30, 2025, the Company purchased $0 and $61,987 in loans guaranteed by governmental agencies.

The unamortized purchase accounting discounts related to non-purchase credit deteriorated loans included in the loan totals above are $18,285 with related loans of $1,115,335 at September 30, 2026, and $12,853 with related loans of $627,644 at December 31, 2025.

Overdraft deposit accounts are reclassified and included in consumer loans above. These accounts totaled $775 at September 30, 2026, and $878 at December 31, 2025.

The following tables present the activity in the allowance for credit losses by class for the three month period ended September 30, 2026, and 2025.

September 30, 2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$23,667	$23,325	$7,482	$7,587	$609	$1,743	$64,413
Provision for credit losses	101	1,315	152	(1)	(119)	209	1,657
Initial allowance on purchase credit deteriorated (“PCD”) loans	—	—	—	—	—	—	—
Initial allowance on purchased seasoned loans	—	—	—	—	—	—	—
Loans charged-off	(35)	(1,887)	—	—	—	(428)	(2,350)
Recoveries	41	43	8	1	—	165	258
Total ending allowance balance	$23,774	$22,796	$7,642	$7,587	$490	$1,689	$63,978

September 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$16,250	$13,237	$8,542	$5,132	$268	$1,841	$45,270
Provision for credit losses	3,567	2,111	478	(88)	(133)	293	6,228
Initial allowance on purchase credit deteriorated (“PCD”) loans	1,857	212	25	407	574	—	3,075
Loans charged-off	(232)	(828)	(27)	(29)	(2)	(316)	(1,434)
Recoveries	12	221	13	11	12	61	330
Total ending allowance balance	$21,454	$14,953	$9,031	$5,433	$719	$1,879	$53,469

The following tables present the activity in the allowance for credit losses by class for the nine month period ended September 30, 2026, and 2025.

September 30, 2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$20,037	$17,830	$8,068	$4,669	$337	$1,815	52,756
Provision for credit losses	1,183	6,953	(682)	1,055	(54)	461	8,916
Initial allowance on purchase credit deteriorated (“PCD”) loans	1,379	1,962	160	440	202	1	4,144
Initial allowance on purchased seasoned loans	1,108	718	114	1,254	12	87	3,293
Loans charged-off	(140)	(5,993)	(30)	(199)	(47)	(977)	(7,386)
Recoveries	207	1,326	12	368	40	302	2,255
Total ending allowance balance	$23,774	$22,796	$7,642	$7,587	$490	$1,689	$63,978

September 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Beginning balance	$14,948	$14,005	$8,553	$3,504	$439	$1,818	$43,267
Provision for credit losses	4,385	1,717	572	1,493	(253)	1,055	8,969
Initial allowance on purchase credit deteriorated (“PCD”) loans	1,857	212	25	407	574	-	3,075
Loans charged-off	(482)	(1,680)	(149)	(56)	(95)	(1,229)	(3,691)
Recoveries	746	699	30	85	54	235	1,849
Total ending allowance balance	$21,454	$14,953	$9,031	$5,433	$719	$1,879	$53,469

The following tables present the amortized cost in loans and the balance in the allowance for credit losses by portfolio and class based on the method to determine allowance for credit loss as of September 30, 2026, and December 31, 2025.

September 30, 2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$3,968	$4,185	$1,020	$505	$198	$195	$10,071
Collectively evaluated for credit losses	19,806	18,611	6,622	7,082	292	1,494	53,907
Total	$23,774	$22,796	$7,642	$7,587	$490	$1,689	$63,978
Loan Balance:
Individually evaluated for credit losses	$36,460	$39,793	$6,328	$6,195	$3,397	$847	$93,020
Collectively evaluated for credit losses	2,960,902	914,082	689,533	437,771	245,836	103,738	5,351,862
Total	$2,997,362	$953,875	$695,861	$443,966	$249,233	$104,585	$5,444,882

December 31, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses:
Individually evaluated for credit losses	$2,599	$2,341	$910	$342	$186	$171	$6,549
Collectively evaluated for credit losses	17,438	15,489	7,158	4,327	151	1,644	46,207
Total	$20,037	$17,830	$8,068	$4,669	$337	$1,815	$52,756
Loan Balance:
Individually evaluated for credit losses	$18,171	$21,905	$4,664	$2,886	$3,928	$770	$52,324
Collectively evaluated for credit losses	2,208,177	794,980	577,481	276,041	184,547	104,630	4,145,856
Total	$2,226,348	$816,885	$582,145	$278,927	$188,475	$105,400	$4,198,180

The following tables present information related to non-accrual loans at September 30, 2026, and December 31, 2025.

	September 30,2026
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$8,287	$7,780	$—
Commercial and industrial	12,226	11,179	—
Residential real estate	2,064	2,023	—
Agricultural real estate	2,483	2,090	—
Agricultural	2,598	2,198	—
Consumer	62	38	—
Subtotal	27,720	25,308	—
With an allowance recorded:
Commercial real estate	14,488	13,086	2,766
Commercial and industrial	32,532	23,988	3,761
Residential real estate	4,404	4,152	1,006
Agricultural real estate	1,441	1,277	296
Agricultural	399	378	95
Consumer	819	781	191
Subtotal	54,083	43,662	8,115
Total	$81,803	$68,970	$8,115

	December 31, 2025
	Unpaid Principal Balance	Recorded Investment	Allowance for Credit Losses Allocated
With no related allowance recorded:
Commercial real estate	$3,795	$3,734	$—
Commercial and industrial	2,146	707	—
Residential real estate	610	552	—
Agricultural real estate	297	—	—
Agricultural	1,624	1,291	—
Consumer	14	—	—
Subtotal	8,486	6,284	—
With an allowance recorded:
Commercial real estate	7,461	6,758	1,639
Commercial and industrial	24,794	20,820	2,303
Residential real estate	3,975	3,704	875
Agricultural real estate	1,694	1,167	262
Agricultural	897	862	124
Consumer	719	681	162
Subtotal	39,540	33,992	5,365
Total	$48,026	$40,276	$5,365

The tables below present average recorded investment and interest income related to non-accrual loans for the three and nine months ended September 30, 2026, and 2025. Interest income recognized in the following table was substantially recognized on a cash basis. The recorded investment in loans excludes accrued interest receivable due to immateriality.

	As of and for the Three Months Ended
	September 30, 2026		September 30, 2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$7,722	$33	$3,755	$—
Commercial and industrial	7,282	—	17,134	72
Residential real estate	2,031	1	—	2
Agricultural real estate	2,090	—	1,982	116
Agricultural	2,217	—	1,291	—
Consumer	19	1	—	—
Subtotal	21,361	35	24,162	190
With an allowance recorded:
Commercial real estate	$13,048	28	13,715	38
Commercial and industrial	23,884	61	6,231	27
Residential real estate	4,015	19	4,153	22
Agricultural real estate	1,267	1	3,509	—
Agricultural	402	—	3,186	4
Consumer	745	7	811	3
Subtotal	43,361	116	31,605	94
Total	$64,722	$151	$55,767	$284

	As of and for the Nine Months Ended
	September 30, 2026		September 30, 2025
	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
With no related allowance recorded:
Commercial real estate	$5,881	$67	$3,404	$8
Commercial and industrial	4,421	101	8,567	197
Residential real estate	1,153	37	—	2
Agricultural real estate	1,568	—	1,978	164
Agricultural	2,203	3	645	—
Consumer	9	1	—	—
Subtotal	15,235	209	14,594	371
With an allowance recorded:
Commercial real estate	11,122	36	9,264	70
Commercial and industrial	22,831	91	7,123	44
Residential real estate	3,801	22	4,534	26
Agricultural real estate	1,341	1	2,930	—
Agricultural	483	1	2,209	4
Consumer	727	9	793	10
Subtotal	40,305	160	26,853	154
Total	$55,540	$369	$41,447	$525

The following table presents the amount of non-accrual interest income written off for the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Commercial real estate	$41	$89	$314	$153
Commercial and industrial	185	294	874	857
Residential real estate	26	16	100	35
Agricultural real estate	1	53	53	77
Agricultural	—	6	38	76
Consumer	5	5	10	15
Total	$258	$463	$1,389	$1,213

The following tables present the aging of the recorded investment in past due loans as of September 30, 2026, and December 31, 2025, by portfolio and class of loans.

September 30, 2026	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$7,550	$3,314	$1,656	$20,866	$2,963,976	$2,997,362
Commercial and industrial	2,359	2,237	675	35,167	913,437	953,875
Residential real estate	5,562	4,075	104	6,175	679,945	695,861
Agricultural real estate	893	—	30	3,367	439,676	443,966
Agricultural	148	—	—	2,576	246,509	249,233
Consumer	302	161	—	819	103,303	104,585
Total	$16,814	$9,787	$2,465	$68,970	$5,346,846	$5,444,882

December 31, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 90 Days Past Due Still On Accrual	Non-accrual	Loans Not Past Due	Total
Commercial real estate	$4,411	$3,121	$—	$10,492	$2,208,324	$2,226,348
Commercial and industrial	3,830	1,655	1,146	21,527	788,727	816,885
Residential real estate	3,825	842	164	4,256	573,058	582,145
Agricultural real estate	1,194	480	—	1,167	276,086	278,927
Agricultural	715	656	1,300	2,153	183,651	188,475
Consumer	353	95	—	681	104,271	105,400
Total	$14,328	$6,849	$2,610	$40,276	$4,134,117	$4,198,180

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

Based on the analysis performed at September 30, 2026, the risk category of loans by type and year of origination is as follows.

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$440,186	$489,062	$289,399	$113,380	$304,872	$385,293	$947,172	$649	$2,970,013
Special mention	—	—	113	—	—	—	—	—	113
Substandard	1,130	8,396	3,820	1,729	1,742	5,236	5,183	—	27,236
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$441,316	$497,458	$293,332	$115,109	$306,614	$390,529	$952,355	$649	$2,997,362
Commercial and industrial
Risk rating
Pass	$137,366	$160,572	$79,066	$24,165	$36,594	$40,056	$431,947	$740	$910,506
Special mention	—	—	—	5,612	131	191	97	—	6,031
Substandard	10	2,430	12,023	14,182	706	1,094	6,893	—	37,338
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$137,376	$163,002	$91,089	$43,959	$37,431	$41,341	$438,937	$740	$953,875
Residential real estate
Risk rating
Pass	$51,879	$59,792	$20,493	$33,740	$52,818	$345,935	$123,313	$1,134	$689,104
Special mention	—	—	—	—	—	193	—	—	193
Substandard	—	15	292	3,012	378	1,902	921	44	6,564
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$51,879	$59,807	$20,785	$36,752	$53,196	$348,030	$124,234	$1,178	$695,861
Agricultural real estate
Risk rating
Pass	$67,705	$84,583	$31,081	$20,430	$24,632	$87,920	$121,635	$312	$438,298
Special mention	7	—	—	—	—	122	—	—	129
Substandard	—	248	2,391	1,744	—	1,156	—	—	5,539
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$67,712	$84,831	$33,472	$22,174	$24,632	$89,198	$121,635	$312	$443,966
Agricultural
Risk rating
Pass	$37,435	$23,389	$17,094	$2,943	$1,620	$5,754	$159,105	$120	$247,460
Special mention	—	—	—	—	—	62	—	—	62
Substandard	20	514	39	126	29	349	634	—	1,711
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$37,455	$23,903	$17,133	$3,069	$1,649	$6,165	$159,739	$120	$249,233
Consumer
Risk rating
Pass	$40,775	$10,888	$6,179	$6,929	$3,713	$5,190	$30,092	$—	$103,766
Special mention	—	—	—	—	—	—	—	—	—
Substandard	27	50	134	214	152	242	—	—	819
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$40,802	$10,938	$6,313	$7,143	$3,865	$5,432	$30,092	$—	$104,585
Total loans
Risk rating
Pass	$775,346	$828,286	$443,312	$201,587	$424,249	$870,148	$1,813,264	$2,955	$5,359,147
Special mention	7	—	113	5,612	131	568	97	—	6,528
Substandard	1,187	11,653	18,699	21,007	3,007	9,979	13,631	44	79,207
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$776,540	$839,939	$462,124	$228,206	$427,387	$880,695	$1,826,992	$2,999	$5,444,882

Based on the analysis performed at December 31, 2025, the risk category of loans by type and year of origination is as follows.

December 31, 2025	2025	2024	2023	2022	2021	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Risk rating
Pass	$429,259	$319,227	$162,815	$256,817	$162,737	$258,510	$614,449	$999	$2,204,813
Special mention	—	115	—	73	—	—	667	—	855
Substandard	4,739	2,329	1,376	3,839	1,148	3,211	4,038	—	20,680
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial real estate	$433,998	$321,671	$164,191	$260,729	$163,885	$261,721	$619,154	$999	$2,226,348
Commercial and industrial
Risk rating
Pass	$192,904	$120,288	$43,779	$48,264	$33,804	$25,293	$304,608	$849	$769,789
Special mention	—	93	16,865	147	10	336	129	—	17,580
Substandard	319	16,822	7,547	1,144	215	1,832	1,637	—	29,516
Doubtful	—	—	—	—	—	—	—	—	—
Total commercial and industrial	$193,223	$137,203	$68,191	$49,555	$34,029	$27,461	$306,374	$849	$816,885
Residential real estate
Risk rating
Pass	$49,089	$17,591	$30,673	$36,518	$242,578	$121,963	$78,442	$379	$577,233
Special mention	—	—	—	—	—	277	—	—	277
Substandard	17	104	1,265	553	217	2,213	221	45	4,635
Doubtful	—	—	—	—	—	—	—	—	—
Total residential real estate	$49,106	$17,695	$31,938	$37,071	$242,795	$124,453	$78,663	$424	$582,145
Agricultural real estate
Risk rating
Pass	$65,295	$43,928	$19,536	$16,115	$10,270	$49,537	$70,113	$270	$275,064
Special mention	—	—	—	—	—	129	—	—	129
Substandard	—	—	2,146	78	407	1,103	—	—	3,734
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural real estate	$65,295	$43,928	$21,682	$16,193	$10,677	$50,769	$70,113	$270	$278,927
Agricultural
Risk rating
Pass	$27,452	$20,798	$4,886	$1,649	$1,506	$2,618	$127,847	$224	$186,980
Special mention	—	—	1	—	—	32	—	—	33
Substandard	56	87	143	130	17	663	366	—	1,462
Doubtful	—	—	—	—	—	—	—	—	—
Total agricultural	$27,508	$20,885	$5,030	$1,779	$1,523	$3,313	$128,213	$224	$188,475
Consumer
Risk rating
Pass	$37,830	$8,889	$9,933	$7,213	$3,326	$3,485	$34,044	$—	$104,720
Special mention	—	—	—	—	—	—	—	—	—
Substandard	17	61	216	223	119	44	—	—	680
Doubtful	—	—	—	—	—	—	—	—	—
Total consumer	$37,847	$8,950	$10,149	$7,436	$3,445	$3,529	$34,044	$—	$105,400
Total loans
Risk rating
Pass	$801,829	$530,721	$271,622	$366,576	$454,221	$461,406	$1,229,503	$2,721	$4,118,599
Special mention	—	208	16,866	220	10	774	796	—	18,874
Substandard	5,148	19,403	12,693	5,967	2,123	9,066	6,262	45	60,707
Doubtful	—	—	—	—	—	—	—	—	—
Total loans	$806,977	$550,332	$301,181	$372,763	$456,354	$471,246	$1,236,561	$2,766	$4,198,180

The following table discloses the charge-off and recovery activity by loan type and year of origination for the nine month period ending September 30, 2026.

September 30, 2026	2026	2025	2024	2023	2022	Prior	Revolving Loans Amortized Cost	Revolving Loans Converted to Term	Total
Commercial real estate
Gross charge-offs	$—	$(72)	$(16)	$(1)	$—	$(37)	$(14)	$—	$(140)
Gross recoveries	—	33	—	—	—	161	13	—	207
Net charge-offs	$—	$(39)	$(16)	$(1)	$—	$124	$(1)	$—	$67
Commercial and industrial
Gross charge-offs	$—	$(122)	$(2,357)	$(2,297)	$(476)	$(724)	$(17)	$—	$(5,993)
Gross recoveries	—	28	17	703	5	531	42	—	1,326
Net charge-offs	$—	$(94)	$(2,340)	$(1,594)	$(471)	$(193)	$25	$—	$(4,667)
Residential real estate
Gross charge-offs	$—	$—	$—	$(21)	$(1)	$(4)	$(4)	$—	$(30)
Gross recoveries	—	—	—	—	7	1	4	—	12
Net charge-offs	$—	$—	$—	$(21)	$6	$(3)	$—	$—	$(18)
Agricultural real estate
Gross charge-offs	$—	$(4)	$(168)	$(14)	$(13)	$—	$—	$—	$(199)
Gross recoveries	—	—	—	14	15	339	—	—	368
Net charge-offs	$—	$(4)	$(168)	$—	$2	$339	$—	$—	$169
Agricultural
Gross charge-offs	$—	$(20)	$—	$(2)	$—	$—	$(25)	$—	$(47)
Gross recoveries	—	—	—	3	—	35	2	—	40
Net charge-offs	$—	$(20)	$—	$1	$—	$35	$(23)	$—	$(7)
Consumer
Gross charge-offs	$(187)	$(139)	$(76)	$(77)	$(95)	$(299)	$(104)	$—	$(977)
Gross recoveries	39	9	22	18	42	160	12	—	302
Net charge-offs	$(148)	$(130)	$(54)	$(59)	$(53)	$(139)	$(92)	$—	$(675)
Total loans
Gross charge-offs	$(187)	$(357)	$(2,617)	$(2,412)	$(585)	$(1,064)	$(164)	$—	$(7,386)
Gross recoveries	39	70	39	738	69	1,227	73	—	2,255
Net charge-offs	$(148)	$(287)	$(2,578)	$(1,674)	$(516)	$163	$(91)	$—	$(5,131)

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

Modifications to Debtors Experiencing Financial Difficulty

The following table presents the amortized cost basis of loans at September 30, 2026, and 2025, that were both experiencing financial difficulty and modified during the three months ended September 30, 2026, and 2025, by class and by type of modification. The percentage of the amortized cost basis of loans that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also presented below.

September 30, 2026	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$698	$—	$698	0.02%
Commercial and industrial	—	—	5,606	5,606	0.59%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	—	—	—	—	0.00%
Consumer	—	—	—	—	0.00%
Total	$—	$698	$5,606	$6,304	0.12%

September 30, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$675	$199	$—	$874	0.04%
Commercial and industrial	137	684	—	821	0.09%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	—	—	—	—	0.00%
Consumer	—	—	—	—	0.00%
Total	$812	$883	$—	$1,695	0.04%

The following table presents the amortized cost basis of loans at September 30, 2026, and 2025, that were both experiencing financial difficulty and modified during the nine months ended September 30, 2026, and 2025, by class and by type of modification.

September 30, 2026	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$—	$5,369	$9,982	$15,351	0.51%
Commercial and industrial	—	10,300	5,606	15,906	1.67%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	2,092	286	977	3,355	0.76%
Agricultural	358	—	523	881	0.35%
Consumer	—	—	—	—	0.00%
Total	$2,450	$15,955	$17,088	$35,493	0.65%

September 30, 2025	Payment Delay	Term Extension	Combination Payment Delay and Term Extension	Total Modifications	Total Class of Financing Receivable
Commercial real estate	$766	$608	$—	$1,374	0.06%
Commercial and industrial	160	721	—	881	0.10%
Residential real estate	—	—	—	—	0.00%
Agricultural real estate	—	—	—	—	0.00%
Agricultural	242	—	—	242	0.14%
Consumer	—	—	—	—	0.00%
Total	$1,168	$1,329	$—	$2,497	0.06%

At September 30, 2026, and 2025, there were $293 and $2 in commitments to lend additional amounts on these loans.

At modification date, the Company considers loans modified to borrowers experiencing financial difficulty as loans that do not share similar risk characteristics with collectively evaluated loans at modification date for the purposes of calculating the allowance for credit losses. These loans will be evaluated for credit losses based on either discounted cash flows or the fair value of collateral at modification date; however, subsequent to the modification date these loans will be evaluated for credit losses as part of the collectively evaluated pools after a period of ongoing performance under the terms of the modified loan.

The Company closely monitors the performance of loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance of such loans that have been modified during the twelve months ended September 30, 2026, and 2025.

September 30, 2026	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Commercial real estate	$—	$—	$631	$631
Commercial and industrial	—	8,262	37	8,299
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	—	—	—
Consumer	—	—	—	—
Total	$—	$8,262	$668	$8,930

September 30, 2025	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater Than 89 Days Past Due	Total Past Due
Commercial real estate	$—	$—	$289	$289
Commercial and industrial	—	—	48	48
Residential real estate	—	—	—	—
Agricultural real estate	—	—	—	—
Agricultural	—	242	—	242
Consumer	—	—	—	—
Total	$—	$242	$337	$579

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the three months ended September 30, 2026, and 2025.

September 30, 2026	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	1.44
Commercial and industrial	—	—%	0.50
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.60

September 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	0.16
Commercial and industrial	—	—%	0.18
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.18

The following table presents the financial effect of the loan modifications presented above to borrowers experiencing financial difficulty for the nine months ended September 30, 2026, and 2025.

September 30, 2026	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension in Years
Commercial real estate	$—	—%	2.21
Commercial and industrial	—	—%	0.39
Residential real estate	—	—%	—
Agricultural real estate	—	—%	1.45
Agricultural	—	—%	0.72
Consumer	—	—%	—
Total loans	$—	—%	1.28

September 30, 2025	Principal Forgiveness	Weighted Average Interest Rate Reduction	Weighted Average Term Extension
Commercial real estate	$—	—%	0.63
Commercial and industrial	—	—%	0.19
Residential real estate	—	—%	—
Agricultural real estate	—	—%	—
Agricultural	—	—%	—
Consumer	—	—%	—
Total loans	$—	—%	0.39

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

Provision expense for credit losses on off-balance-sheet credit exposures was $0 and $748 for the three and nine months ended September 30, 2026, respectively, compared to $(342) and $(505) for the three and nine months ended September 30, 2025, respectively. Provision expense for credit losses on off-balance-sheet credit exposures is recognized on the income statement within other non-interest expense.

The following table lists allowance for credit losses on off-balance-sheet credit exposures as of September 30, 2026, and December 31, 2025.

	Allowance for Credit Losses
	September 30, 2026	December 31, 2025
Commercial real estate	$180	$272
Commercial and industrial	1,988	1,409
Agricultural real estate	143	4
Residential real estate	102	47
Agricultural	1	—
Consumer	87	21
Total allowance for credit losses	$2,501	$1,753

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

Interest Rate Swaps Designated as Fair Value Hedges

The Company periodically enters into interest rate swaps to hedge the fair value of certain commercial real estate loans. These transactions are designated as fair value hedges. In this type of transaction, the Company typically receives from the counterparty a variable-rate cash flow based on the one-month SOFR plus a spread to the index and pays a fixed-rate cash flow equal to the customer loan rate. At September 30, 2026, the portfolio of interest rate swaps had a weighted average maturity of 8.1 years, a weighted average pay rate of 4.28% and a weighted average rate received of 7.04%. At December 31, 2025, the portfolio of interest rate swaps had a weighted average maturity of 6.27 years, a weighted average pay rate of 4.45% and a weighted average rate received of 7.10%.

Interest Rate Swaps Designated as Cash Flow Hedges

The Company has entered into cash flow hedges to hedge future cash flows related to subordinated debt and Federal Home Loan Bank advances interest expense and adjustable rate loans interest income. These agreements are designated as cash flow hedges and are marked to market through other comprehensive income.

The following table lists the cash flow hedges at September 30, 2026, and December 31, 2025.

	September 30, 2026			December 31, 2025
	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received	Weighted Average Maturity in Years	Weighted Average Pay Rate	Weighted Average Rate Received
Subordinated debt hedges	9.0	2.81%	5.73%	9.7	2.81%	6.10%
Variable rate FHLB advance hedges	—	—	—	0.2	3.59%	3.71%
Total cash flow hedges	9.0	2.81%	5.73%	0.9	3.53%	3.88%

Stand-Alone Derivatives

The Company periodically enters into interest rate swaps with our borrowers and simultaneously enters into swaps with a counterparty with offsetting terms for the purpose of providing our borrowers long-term fixed rate loans, in addition to stand alone interest-rate swaps designed to offset the economic impact of fixed rate loans. Neither swap is designated as a hedge, and both are marked to market through earnings. At September 30, 2026, this portfolio of interest rate swaps had a weighted average maturity of 5.66 years, weighted average pay rate of 6.89% and a weighted average rate received of 6.92%. At December 31, 2025, this portfolio of interest rate swaps had a weighted average maturity of 6.17 years, weighted average pay rate of 6.79% and weighted average rate received of 6.82%.

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

The following table shows the notional balances and fair values (including net accrued interest) of the derivatives outstanding by derivative type at September 30, 2026, and December 31, 2025.

	September 30, 2026			December 31, 2025
	Notional Amount	Derivative Assets	Derivative Liabilities	Notional Amount	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments:
Interest rate swaps	$6,616	$1,013	$—	$10,086	$935	$—
Derivatives designated as cash flow hedges:
Interest rate swaps	7,500	2,235	—	107,500	1,881	—
Total derivatives designated as hedging relationships	14,116	3,248	—	117,586	2,816	—
Derivatives not designated as hedging instruments:
Interest rate swaps	174,367	5,406	5,196	183,489	2,942	2,808
Total derivatives not designated as hedging instruments	174,367	5,406	5,196	183,489	2,942	2,808
Total	$188,483	8,654	5,196	$301,075	5,758	2,808
Cash collateral		—	7,548		—	3,359
Netting adjustments		(7,548)	(7,548)		(3,367)	(3,367)
Net amount presented in Balance Sheet		$1,106	$5,196		$2,391	$2,800

The table below lists designated and qualifying hedged items in fair value hedges at September 30, 2026, and December 31, 2025.

	September 30, 2026			December 31, 2025
	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges	Carrying Amount	Hedging Fair Value Adjustment	Fair Value Adjustments on Discontinued Hedges
Commercial real estate loans	$7,066	$(1,379)	$(322)	$14,337	$(1,129)	$(354)
Total	$7,066	$(1,379)	$(322)	$14,337	$(1,129)	$(354)

The Company reports hedging derivative gains (losses) as adjustments to loan interest income along with the related net interest settlements. The non-hedging derivative gains (losses) and related net interest settlements for economic derivatives are reported in other income. For the three and nine month periods ended September 30, 2026, and 2025, the Company recorded net gains (losses) on derivatives and hedging activities as shown in the table below.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Derivatives designated as hedging instruments:
Interest rate swaps	$(6)	$5	$(158)	$19
Total net gain (loss) related to derivatives designated as hedging instruments	(6)	5	(158)	19
Derivatives designated as cash flow hedges:
Interest rate swaps	—	—	—	—
Total net gain (loss) related to derivatives designated as cash flow hedges	—	—	—	—
Total net gains (losses) related to hedging relationships	(6)	5	(158)	19
Derivatives not designated as hedging instruments:
Economic hedges:
Interest rate swaps	93	82	211	510
Total net gains (losses) related to derivatives not designated as hedging instruments	93	82	211	510
Net gains (losses) on derivatives and hedging activities	$87	$87	$53	$529

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the three month periods ended September 30, 2026, and 2025.

	September 30, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$148	$(154)	$(6)	$60
Total	$148	$(154)	$(6)	$60

	September 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(91)	$96	$5	$113
Total	$(91)	$96	$5	$113

The following tables show the recorded net gains (losses) on derivatives and the related hedged items in fair value hedging relationships and the impact of those derivatives on the Company’s net interest income for the nine month periods ended September 30, 2026, and 2025.

	September 30, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$151	$(309)	$(158)	$211
Total	$151	$(309)	$(158)	$211

	September 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) on Hedged Items	Net Fair Value Hedge Gain/(Loss)	Effect of Derivatives on Net Interest Income
Commercial real estate loans	$(409)	$428	$19	$341
Total	$(409)	$428	$19	$341

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the three month periods ended September 30, 2026, and 2025.

	September 30, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$—	$—	$—
Subordinated note hedges	358	279	57
Total	$358	$279	$57

	September 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$(162)	$(122)	$188
Subordinated note hedges	(67)	(51)	67
Total	$(229)	$(173)	$255

The following tables show the recorded net gains or (losses) on derivatives and the related hedged items in cash flow hedging relationships and the impact of those derivatives on the Company's net interest income for the nine month periods ended September 30, 2026, and 2025.

	September 30, 2026
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$(13)	$(10)	$17
Subordinated note hedges	371	307	168
Total	$358	$297	$185

	September 30, 2025
	Gain/(Loss) on Derivatives	Gain/(Loss) Recorded in Accumulated Other Comprehensive Income	Effect of Derivatives on Net Interest Income
FHLB advance hedges	$(464)	$(353)	$559
Subordinated note hedges	(333)	(243)	202
Total	$(797)	$(596)	$761

NOTE 5 – OTHER REAL ESTATE OWNED AND OTHER REPOSSESSED ASSETS

Changes in other real estate owned and other repossessed assets for the three months ended September 30, 2026 and 2025 were as follows.

September 30, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$3,793	$118	$3,911
Transfers in	1,738	392	2,130
Net (loss) gain on sales	(7)	(13)	(20)
Proceeds from sales	(21)	(76)	(97)
	5,503	421	5,924
Additions to valuation reserve	(264)	—	(264)
Capitalized cost	—	—	—
Recorded investment	$5,239	$421	$5,660

September 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,621	$187	$4,808
Transfers in	375	371	746
Net (loss) gain on sales	(711)	18	(693)
Proceeds from sales	(1,110)	(377)	(1,487)
	3,175	199	3,374
Additions to valuation reserve	(28)	—	(28)
Capitalized cost	—	—	—
Recorded investment	$3,147	$199	$3,346

Changes in other real estate owned and other repossessed assets for the nine months ended September 30, 2026 and 2025 were as follows.

September 30, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$5,388	$578	$5,966
Transfers in	1,787	519	2,306
Net (loss) gain on sales	77	79	156
Proceeds from sales	(1,737)	(755)	(2,492)
	5,515	421	5,936
Additions to valuation reserve	(276)	—	(276)
Capitalized cost	—	—	—
Recorded investment	$5,239	$421	$5,660

September 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Beginning of period	$4,773	$4,811	$9,584
Transfers in	671	759	1,430
Net (loss) gain on sales	(703)	52	(651)
Proceeds from sales	(1,566)	(5,423)	(6,989)
	3,175	199	3,374
Additions to valuation reserve	(28)	—	(28)
Capitalized cost	—	—	—
Recorded investment	$3,147	$199	$3,346

Expenses related to other real estate owned and other repossessed assets for the three months ended September 30, 2026 and 2025 were as follows.

September 30, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$7	$13	$20
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	264	—	264
Operating expenses, net of rental income	63	27	90
Total	$334	$40	$374

September 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$711	$(18)	$693
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	28	—	28
Operating expenses, net of rental income	39	37	76
Total	$778	$19	$797

Expenses related to other real estate owned and other repossessed assets for the nine months ended September 30, 2026 and 2025 were as follows.

September 30, 2026	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$(77)	$(79)	$(156)
Gain on initial valuation of collateral	12	—	12
Provision for unrealized losses	264	—	264
Operating expenses, net of rental income	274	106	380
Total	$473	$27	$500

September 30, 2025	Other Real Estate Owned	Other Repossessed Assets	Total
Net loss (gain) on sales	$703	$(52)	$651
Gain on initial valuation of collateral	—	—	—
Provision for unrealized losses	28	—	28
Operating expenses, net of rental income	160	162	322
Total	$891	$110	$1,001

The balance of other real estate owned includes $488 of foreclosed residential real estate properties recorded as a result of obtaining physical possession of the property at September 30, 2026, and $804 at December 31, 2025. The recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,311 at September 30, 2026, and $776 at December 31, 2025. At September 30, 2026 and December 31, 2025, included in the other real estate owned balance is $1,702 and $2,141 related to closed bank locations transferred from premises and equipment.

NOTE 6 – LEASE OBLIGATIONS

Right-of-use asset and lease obligations by type of property for the periods ended September 30, 2026, and December 31, 2025, are listed below.

September 30, 2026	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$6,521	$6,459	8.2	3.48%
Total operating leases	$6,521	$6,459	8.2	3.48%

December 31, 2025	Right-of-Use Asset	Lease Liability	Weighted Average Lease Term in Years	Weighted Average Discount Rate
Operating Leases
Land and building leases	$3,528	$3,527	12.1	3.29%
Total operating leases	$3,528	$3,527	12.1	3.29%

Operating lease costs for the three and nine months ended September 30, 2026, and 2025, are listed below.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Operating lease cost	$407	$139	$1,195	$457
Short-term lease cost	—	—	—	—
Variable lease cost	99	22	338	67
Total operating lease cost	$506	$161	$1,533	$524

There were no sale and leaseback transactions, leverage leases, lease transactions with related parties or leases that had not yet commenced during the three or nine month periods ended September 30, 2026.

A maturity analysis of operating lease liabilities and reconciliation of the undiscounted cash flows to the total operating lease liability is listed below.

Lease Payments	September 30, 2026
Due in one year or less	$1,352
Due after one year through two years	1,357
Due after two years through three years	1,195
Due after three years through four years	1,092
Due after four years through five years	629
Thereafter	1,825
Total undiscounted cash flows	7,450
Discount on cash flows	(991)
Total operating lease liability	$6,459

NOTE 7 – BORROWINGS

Federal funds purchased and retail repurchase agreements

Federal funds purchased and retail repurchase agreements as of September 30, 2026, and December 31, 2025, are listed below.

	September 30, 2026	December 31, 2025
Federal funds purchased	$—	$—
Retail repurchase agreements	44,413	39,864

Securities sold under agreements to repurchase (retail repurchase agreements) consist of obligations of the Company to other parties. The obligations are secured by securities held by the Company with a fair value of $47,760 and $41,481 at September 30, 2026, and December 31, 2025. The agreements are on a day-to-day basis and can be terminated on demand.

The following table presents the borrowing usage and interest rate information for federal funds purchased and retail repurchase agreements at September 30, 2026, and December 31, 2025.

	September 30, 2026	December 31, 2025
Average daily balance during the period	$44,027	$41,479
Average interest rate during the period	1.52%	1.77%
Maximum month-end balance year-to-date	$44,413	$46,708
Weighted average interest rate at period-end	1.71%	1.46%

Federal Home Loan Bank advances

Federal Home Loan Bank advances include both draws against the Company’s line of credit and fixed rate term advances. Federal Home Loan Bank advances as of September 30, 2026, and December 31, 2025, are as follows.

	September 30, 2026	Weighted Average Rate	December 31, 2025	Weighted Average Rate
Federal Home Loan Bank line of credit advances	$302,008	4.10%	$200,000	3.89%
Federal Home Loan Bank fixed-rate term advances	88,110	3.67%	100,000	3.84%
Total contractual balance	390,118		300,000
Fair market value adjustments	(990)		—
Total Federal Home Loan Bank advances	$389,128		$300,000

At September 30, 2026, and December 31, 2025, the Company had un-disbursed advance commitments (letters of credit) with the Federal Home Loan Bank of $35,830 and $64,635. These letters of credit were obtained in lieu of pledging securities to secure public fund deposits that are over the FDIC insurance limit.

The advances, Mortgage Partnership Finance credit enhancement obligations and letters of credit were collateralized by certain qualifying loans of $1,150,077 at September 30, 2026, and qualifying loans of $932,939 at December 31, 2025. Based on this collateral and the Company’s holdings of Federal Home Loan Bank stock, the Company was eligible to borrow an additional $723,395 and $567,399 at September 30, 2026, and December 31, 2025.

Federal Reserve Bank borrowings

At September 30, 2026, and December 31, 2025, the Company had a borrowing capacity of $2,131,340 and $1,863,782, for which the Company has pledged loans with an outstanding balance of $2,591,851 at September 30, 2026 and $2,456,465 at December 31, 2025. The Company had no outstanding borrowings at September 30, 2026 or December 31, 2025.

Bank stock loan

The Company entered into an agreement with an unaffiliated financial institution and is secured by the Company’s stock in Equity Bank. The loan was most recently renewed on February 10, 2026, with a new maturity date of February 10, 2027. With this renewal, the maximum borrowing amount remained at $25,000. Each note will bear interest at the greater of a variable interest rate equal to the prime rate published in the “Money Rates” section of The Wall Street Journal (or any generally recognized successor), floating daily, or a floor of 3.25%. Accrued interest and principal payments will be due quarterly with one final payment of unpaid principal and interest due at the end of the term of each separate note. The Company is also required to pay an unused commitment fee in an amount equal to 20 basis points per annum on the unused portion of the maximum borrowing facility due on the maturity date of the renewal.

The loan has been renewed and amended annually on February 10, with the same terms as the previous renewal. The most recent renewal was February 10, 2026, with a maturity date of February 10, 2027.

There were no outstanding principal balances on the bank stock loan at September 30, 2026 or December 31, 2025.

The terms of the borrowing facility require the Company and Equity Bank to maintain minimum capital ratios and other covenants. In the event of default, the lender has the option to declare all outstanding balances immediately due. The Company believes it is in compliance with the terms of the borrowing facility and has not been otherwise notified of noncompliance.

Subordinated debt

Subordinated debt as of September 30, 2026, and December 31, 2025, are listed below.

	September 30, 2026	December 31, 2025
Subordinated debentures	$24,587	$24,308
Subordinated notes	73,905	73,837
Total	$98,492	$98,145

Subordinated debentures

In conjunction with prior acquisitions, the Company assumed certain subordinated debentures owed to special purpose unconsolidated subsidiaries that are controlled by the Company. These subordinated debentures have the same terms as the trust preferred securities issued by the special purpose unconsolidated subsidiaries.

FCB Capital Trust II (“CTII”): The trust preferred securities issued by CTII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 2.00%; however on July 12, 2023, after the LIBOR transition it now accrues and pays distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 2.00% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on April 15, 2035, or upon earlier redemption.

FCB Capital Trust III (“CTIII”): The trust preferred securities issued by CTIII were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 1.89%; however on September 15, 2023, after the LIBOR transition it now accrues and pays distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 1.89% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on June 15, 2037, or upon earlier redemption.

Community First (AR) Statutory Trust I (“CFSTI”): The trust preferred securities issued by CFSTI were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 3.25%; however on September 26, 2023, after the LIBOR transition it now accrues and pays distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26%

plus 3.25% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on December 26, 2032, or upon earlier redemption.

American State Bank Statutory Trust I (“ASBSTI”): The trust preferred securities issued by ASBSTI were initially issued to accrue and pay distributions quarterly at three-month LIBOR plus 1.80%; however on September 15, 2023, after the LIBOR transition it now accrues and pays distributions quarterly at three-month CME term SOFR plus a tenor spread adjustment of 0.26% plus 1.80% on the stated liquidation amount of the trust preferred securities. These trust preferred securities are mandatorily redeemable upon maturity on September 15, 2035, or upon earlier redemption.

Subordinated debentures as of September 30, 2026, and December 31, 2025, are listed below.

	September 30, 2026	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.01%	8.5
CTIII subordinated debentures	5,155	6.05%	10.7
CFSTI subordinated debentures	5,155	7.59%	6.2
ASBSTI subordinated debentures	7,732	5.96%	9.0
Total contractual balance	28,352
Fair market value adjustments	(3,765)
Total subordinated debentures	$24,587

	December 31, 2025	Weighted Average Rate	Weighted Average Term in Years
CTII subordinated debentures	$10,310	6.17%	9.3
CTIII subordinated debentures	5,155	5.87%	11.5
CFSTI subordinated debentures	5,155	7.20%	7.0
ASBSTI subordinated debentures	7,732	5.78%	9.7
Total contractual balance	28,352
Fair market value adjustments	(4,044)
Total subordinated debentures	$24,308

Subordinated notes

On June 29, 2020, the Company entered into Subordinated Note Purchase Agreements with certain qualified institutional buyers and institutional accredited investors pursuant to which the Company issued and sold $42,000 in aggregate principal amount of its 7.00% Fixed-to-Floating Rate Subordinated notes due 2030. The notes were issued under an Indenture, dated as of June 29, 2020 (the “Indenture”), by and between the Company and UMB Bank, N.A., as trustee. On July 23, 2020, the Company closed an additional $33,000 of subordinated notes with the same terms as the June 29, 2020 issue.

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

Subordinated notes as of September 30, 2026, are listed below.

	September 30, 2026	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.13%	8.8
Total principal outstanding	75,000
Debt issuance cost	(1,095)
Total subordinated notes	$73,905

Subordinated notes as of December 31, 2025, are listed below.

	December 31, 2025	Weighted Average Rate	Weighted Average Term in Years
Subordinated notes	$75,000	7.13%	9.6
Total principal outstanding	75,000
Debt issuance cost	(1,163)
Total subordinated notes	$73,837

Future principal repayments

Future principal repayments of the September 30, 2026 outstanding balances are as follows.

	Retail Repurchase Agreements	FHLB Advances	Subordinated Debentures	Subordinated Notes	Total
Due in one year or less	$44,413	$316,348	$—	$—	$360,761
Due after one year through two years	—	54,350	—	—	54,350
Due after two years through three years	—	3,795	—	—	3,795
Due after three years through four years	—	6,110	—	—	6,110
Due after four years through five years	—	2,350	—	—	2,350
Thereafter	—	7,165	28,352	75,000	110,517
Total	$44,413	$390,118	$28,352	$75,000	$537,883

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred stock

The Company’s articles of incorporation provide for the issuance of shares of preferred stock. At September 30, 2026, and December 31, 2025, there was no preferred stock outstanding.

Common stock

The Company’s articles of incorporation provide for the issuance of 45,000,000 shares of Class A voting common stock (“Class A common stock”) and 5,000,000 shares of Class B non-voting common stock (“Class B common stock”), both of which have a par value of $0.01 per share.

The following table presents shares that were issued, held in treasury or were outstanding at September 30, 2026, and December 31, 2025.

	September 30, 2026	December 31, 2025
Class A common stock – issued	27,082,113	24,688,892
Class A common stock – held in treasury	(6,460,949)	(5,735,107)
Class A common stock – outstanding	20,621,164	18,953,785
Class B common stock – issued	234,903	234,903
Class B common stock – held in treasury	(234,903)	(234,903)
Class B common stock – outstanding	—	—

Treasury stock is stated at cost, determined by the first-in first-out method.

In 2019, the Company’s Board of Directors adopted the Equity Bancshares, Inc. 2019 Employee Stock Purchase Plan (“ESPP”). The ESPP enables eligible employees to purchase the Company’s common stock at a price per share equal to 85% of the lower of the fair market value of the common stock at the beginning or end of each offering period. ESPP compensation expense of $46 and $135 was recorded for the three and nine months ended September 30, 2026. ESPP compensation expense of $36 and $121 was recorded for the three and nine months ended September 30, 2025. The following table presents the offering periods and costs associated with this program during the reporting period.

Offering Period	Shares Purchased	Cost Per Share	Compensation Expense
February 15, 2025 to August 14, 2025	12,940	33.69	77
August 15, 2025 to February 14, 2026	15,602	33.58	197
February 15, 2026 to August 14, 2026	12,260	39.24	153

In May 2026, the Board of Directors approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock over a one-year period beginning on the earlier of either completion of purchases under the October 1, 2025 to September 30, 2026 authorization or expiration of the current authorization on September 30, 2026. The repurchase program does not obligate Equity to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received August 5, 2026. At September 30, 2026, the only authorization in effect was the October 2025 program, which expired on that date with 116,293 shares unpurchased. The May 2026 program for 1,000,000 shares became effective October 1, 2026.

Accumulated other comprehensive income (loss)

At September 30, 2026, and December 31, 2025, accumulated other comprehensive income (loss) consisted of (i) the after-tax effect of unrealized gains (losses) on available-for-sale securities and (ii) unrealized gains (losses) on cash flow hedges.

Components of accumulated other comprehensive income as of September 30, 2026, and December 31, 2025, are listed below.

	Available-for- Sale Securities	Cash Flow Hedges	Accumulated Other Comprehensive Income (Loss)
September 30, 2026
Net unrealized or unamortized gains (losses)	$(53,077)	$1,578	$(51,499)
Tax effect	12,664	(351)	12,313
	$(40,413)	$1,227	$(39,186)
December 31, 2025
Net unrealized or unamortized gains (losses)	$8,098	$1,220	$9,318
Tax effect	(1,996)	(290)	(2,286)
	$6,102	$930	$7,032

Dividends

The consolidated statements of stockholders' equity for the nine months ended September 30, 2026, include cash dividends and dividend equivalents of $12,134. Of this amount, $4,909 remained unpaid as of September 30, 2026.

NOTE 9 – REGULATORY MATTERS

Banks and bank holding companies (on a consolidated basis) are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. The Basel III rules require banks to maintain a Common Equity Tier 1 capital ratio of 6.5%, a total Tier 1 capital ratio of 8%, a total capital ratio of 10% and a leverage ratio of 5% to be deemed “well capitalized” for purposes of certain rules and prompt corrective action requirements. The risk-based ratios include a “capital conservation buffer” of 2.5% which can limit certain activities of an institution, including payment of dividends, share repurchases and discretionary bonuses to executive officers, if its capital level is below the buffer amount. Management believes as of September 30, 2026, the Company and Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2026, the most recent notifications from the federal regulatory agencies categorized Equity Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum regulatory capital ratios as set forth in the table below. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

The Company’s and Equity Bank’s capital amounts and ratios at September 30, 2026, and December 31, 2025, are presented in the table below. Ratios provided for Equity Bancshares, Inc. represent the ratios of the Company on a consolidated basis.

	Actual		Minimum Required for Capital Adequacy Under Basel III			To Be Well Capitalized Under Prompt Corrective Provisions
	Amount	Ratio	Amount	Ratio		Amount	Ratio
September 30, 2026
Total capital to risk weighted assets
Equity Bancshares, Inc.	$882,859	14.94%	$620,601	10.50%	$	N/A	N/A
Equity Bank	860,421	14.58%	619,663	10.50%		590,155	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	742,475	12.56%	502,392	8.50%		N/A	N/A
Equity Bank	793,942	13.45%	501,632	8.50%		472,124	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	717,888	12.15%	413,734	7.00%		N/A	N/A
Equity Bank	793,942	13.45%	413,109	7.00%		383,601	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	742,475	10.18%	291,695	4.00%		N/A	N/A
Equity Bank	793,942	10.91%	291,112	4.00%		363,890	5.00%
December 31, 2025
Total capital to risk weighted assets
Equity Bancshares, Inc.	$769,823	16.31%	$495,484	10.50%	$	N/A	N/A
Equity Bank	691,869	14.80%	490,860	10.50%		467,485	10.00%
Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	641,476	13.59%	401,106	8.50%		N/A	N/A
Equity Bank	637,359	13.63%	397,363	8.50%		373,988	8.00%
Common equity Tier 1 capital to risk weighted assets
Equity Bancshares, Inc.	617,168	13.08%	330,323	7.00%		N/A	N/A
Equity Bank	637,359	13.63%	327,240	7.00%		303,866	6.50%
Tier 1 leverage to average assets
Equity Bancshares, Inc.	641,476	10.64%	241,199	4.00%		N/A	N/A
Equity Bank	637,359	10.60%	240,602	4.00%		300,753	5.00%

Equity Bank is subject to certain restrictions on the amount of dividends that it may declare without prior regulatory approval.

NOTE 10 – EARNINGS PER SHARE

The following table presents earnings per share for the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Basic:
Net income (loss) allocable to common stockholders	$26,774	$(29,663)	$70,179	$642
Weighted average common shares outstanding	20,592,999	19,128,561	20,743,648	18,048,436
Weighted average vested restricted stock units	163	1,165	6,396	3,252
Weighted average shares	20,593,162	19,129,726	20,750,044	18,051,688
Basic earnings (loss) per common share	$1.30	$(1.55)	$3.38	$0.04
Diluted:
Net income (loss) allocable to common stockholders	$26,774	$(29,663)	$70,179	$642
Weighted average common shares outstanding for:
Basic earnings per common share	20,593,162	19,129,726	20,750,044	18,051,688
Dilutive effects of the assumed exercise of stock options	88,117	—	82,770	56,234
Dilutive effects of the assumed vesting of restricted stock units	119,797	—	101,469	92,424
Dilutive effects of the assumed exercise of ESPP purchases	1,646	—	1,477	1,370
Average shares and dilutive potential common shares	20,802,722	19,129,726	20,935,760	18,201,716
Diluted earnings (loss) per common share	$1.29	$(1.55)	$3.35	$0.04

Below are the dilutive shares not included above due to the net loss in the respective period.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Dilutive effects of the assumed exercise of stock options	—	59,583	—	—
Dilutive effects of the assumed vesting of restricted stock units	—	108,114	—	—
Dilutive effects of the assumed exercise of ESPP purchases	—	960	—	—
Total dilutive shares	—	168,657	—	—

Average shares not included in the computation of diluted earnings per share because they were antidilutive are shown in the following table as of September 30, 2026, and 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Stock options	335,114	222,809	332,192	230,594
Restricted stock units	4,642	38,136	16,908	70,194
Total antidilutive shares	339,756	260,945	349,100	300,788

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

Assets and liabilities measured at fair value on a recurring basis are summarized in the following tables as of September 30, 2026, and December 31, 2025.

	September 30, 2026
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$19,188	$—
U.S. Treasury securities	41,477	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities		977,533	—
Private label residential mortgage-backed securities	—	3,910	—
Corporate	—	99,090	—
Small Business Administration loan pools	—	78,747	—
State and political subdivisions	—	20,449	—
Derivative assets:
Derivative assets (included in other assets)	—	8,654	—
Cash collateral held by counterparty and netting adjustments	(7,548)	—	—
Total derivative assets	(7,548)	8,654	—
Other assets:
Equity securities with readily determinable fair value	1,611	—	—
Total other assets	1,611	—	—
Total assets	$35,540	$1,207,571	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$5,196	$—
Cash collateral held by counterparty and netting adjustments	—	—	—
Total derivative liabilities	—	5,196	—
Total liabilities	$—	$5,196	$—

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Assets:
Available-for-sale securities:
U.S. Government-sponsored entities	$—	$26,298	$—
U.S. Treasury securities	35,250	—	—
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	—	772,145	—
Private label residential mortgage-backed securities	—	4,326	—
Corporate	—	91,798	—
Small Business Administration loan pools	—	80,205	—
State and political subdivisions	—	20,546	—
Derivative assets:
Derivative assets (included in other assets)	—	5,758	—
Cash collateral held by counterparty and netting adjustments	(3,367)	—	—
Total derivative assets	(3,367)	5,758	—
Other assets:
Equity securities with readily determinable fair value	1,182	—	—
Total other assets	1,182	—	—
Total assets	$33,065	$1,001,076	$—
Liabilities:
Derivative liabilities:
Derivative liabilities (included in other liabilities)	$—	$2,808	$—
Cash collateral held by counterparty and netting adjustments	(8)	—	—
Total derivative liabilities	(8)	2,808	—
Total liabilities	$(8)	$2,808	$—

There were no material transfers between levels during the nine months ended September 30, 2026, or the year ended December 31, 2025. The Company’s policy is to recognize transfers into or out of a level as of the end of a reporting period.

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

Assets measured at fair value on a non-recurring basis are summarized below as of September 30, 2026, and December 31, 2025.

	September 30, 2026
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$10,320
Commercial and industrial	—	—	20,227
Residential real estate	—	—	3,146
Agricultural real estate	—	—	981
Other	—	—	873
Other real estate owned:
Commercial real estate	—	—	1,393
Residential real estate	—	—	25

	December 31, 2025
	(Level 1)	(Level 2)	(Level 3)
Loans individually evaluated for credit losses:
Commercial real estate	$—	$—	$5,119
Commercial and industrial	—	—	18,517
Residential real estate	—	—	2,829
Agricultural real estate	—	—	905
Other	—	—	1,257
Other real estate owned:
Commercial real estate	—	—	2,173
Residential real estate	—	—	25

The Company did not record any liabilities for which the fair value was measured on a non-recurring basis at September 30, 2026, or December 31, 2025.

Valuations of individually evaluated loans and other real estate owned utilize third party appraisals or broker price opinions and were classified as Level 3 due to the significant judgment involved. Appraisals may include the utilization of unobservable inputs, subjective factors and utilize quantitative data to estimate fair market value.

The following table presents additional information about the unobservable inputs used in the fair value measurement of financial assets measured on a nonrecurring basis that were categorized with Level 3 of the fair value hierarchy as of September 30, 2026, and December 31, 2025.

	Fair Value	Valuation Technique	Unobservable Input	Range (weighted average) or Multiple of Earnings
September 30, 2026
Real estate loans individually evaluated for credit losses	$23,530	Sales Comparison Approach	Adjustments for differences between comparable sales	16% - 34% (25%)

Commercial business	$12,017	Discounted Cash Flow and Guideline Company Transactions Method	Discount rate; long-term growth rate; revenue multiple; EBITDA multiple	24%; 2%; 0.4x ; 0.6x

Other real estate owned individually evaluated for credit losses	$1,093	Sales Comparison Approach	Adjustments for differences between comparable sales	5% - 23% (14%)

Other real estate owned individually evaluated for credit losses	$300	Sales Comparison Approach	Adjustments for property condition and marketability	40%
December 31, 2025
Real estate loans individually evaluated for credit losses	$13,337	Sales Comparison Approach	Adjustments for differences between comparable sales	4% - 22% (13%)

Commercial business	$15,290	Market Comparable Companies	Adjustments for differences between EBITDA multiples and revenue multiples	6% - 21% (10%) .1% - 1% (1%)

Other real estate owned individually evaluated for credit losses	$2,198	Sales Comparison Approach	Adjustments for differences between comparable sales	3% - 13% (8%)

Carrying amount and estimated fair values of financial instruments at period end were as follows for September 30, 2026, and December 31, 2025.

	September 30, 2026
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$338,268	$338,268	$338,268	$—	$—
Interest bearing deposits in other bank	579	579	—	579	—
Available-for-sale securities	1,240,394	1,240,394	41,477	1,198,917	—
Held-to-maturity securities	5,167	4,947	—	4,947	—
Loans held for sale	2,425	2,425	—	2,425	—
Loans, net of allowance for credit losses	5,380,904	5,362,425	—	—	5,362,425
Interest receivable	42,596	42,596	—	42,596	—
Derivative assets	8,654	8,654	—	8,654	—
Cash collateral held by derivative counterparty and netting adjustments	(7,548)	(7,548)	(7,548)	—	—
Total derivative assets	1,106	1,106	(7,548)	8,654	—
Equity securities with readily determinable fair value	1,611	1,611	1,611	—	—
Total assets	$7,013,050	$6,994,351	$373,808	$1,258,118	$5,362,425
Financial liabilities:
Deposits	$6,167,428	$6,157,657	$—	$6,157,657	$—
Federal funds purchased and retail repurchase agreements	44,413	44,413	—	44,413	—
Federal Home Loan Bank advances	389,128	389,128	—	389,128	—
Subordinated debentures	24,587	24,587	—	24,587	—
Subordinated notes	73,905	73,155	—	73,155	—
Contractual obligations	15,111	15,111	—	15,111	—
Interest payable	8,430	8,430	—	8,430	—
Derivative liabilities	5,196	5,196	—	5,196	—
Cash collateral held by derivative counterparty and netting adjustments	—	—	—	—	—
Total derivative liabilities	5,196	5,196	—	5,196	—
Total liabilities	$6,728,198	$6,717,677	$—	$6,717,677	$—

	December 31, 2025
	Carrying Amount	Estimated Fair Value	(Level 1)	(Level 2)	(Level 3)
Financial assets:
Cash and cash equivalents	$607,817	$607,817	$607,817	$—	$—
Interest bearing deposits in other bank	575	$575	—	575	—
Available-for-sale securities	1,030,568	1,030,568	35,250	995,318	—
Held-to-maturity securities	5,248	5,409	—	5,409	—
Loans held for sale	1,392	1,392	—	1,392	—
Loans, net of allowance for credit losses	4,145,424	4,126,632	—	—	4,126,632
Interest receivable	33,322	33,322	—	33,322	—
Derivative assets	5,758	5,758	—	5,758	—
Cash collateral held by derivative counterparty and netting adjustments	(3,367)	(3,367)	(3,367)	—	—
Total derivative assets	2,391	2,391	(3,367)	5,758	—
Equity securities with readily determinable fair value	1,182	1,182	1,182	—	—
Total assets	$5,827,919	$5,809,288	$640,882	$1,041,774	$4,126,632
Financial liabilities:
Deposits	$5,138,264	$5,135,904	$—	$5,135,904	$—
Federal funds purchased and retail repurchase agreements	39,864	39,864	—	39,864	—
Federal Home Loan Bank advances	300,000	300,000	—	300,000	—
Subordinated debentures	24,308	24,308	—	24,308	—
Subordinated notes	73,837	75,524	—	75,524	—
Contractual obligations	10,208	10,208	—	10,208	—
Interest payable	9,757	9,757	—	9,757	—
Derivative liabilities	2,808	2,808	—	2,808	—
Cash collateral held by derivative counterparty and netting adjustments	(8)	(8)	(8)	—	—
Total derivative liabilities	2,800	2,800	(8)	2,808	—
Total liabilities	$5,599,038	$5,598,365	$(8)	$5,598,373	$—

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

The contractual amounts of commitments to originate loans and available lines of credit as of September 30, 2026, and December 31, 2025, were as follows.

	September 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans	$112,005	$349,836	$64,972	$406,614
Mortgage loans in the process of origination	4,008	4,404	3,152	117
Unused lines of credit	221,772	761,636	195,483	538,731

At September 30, 2026, the fixed rate loan commitments have interest rates ranging from 3.45% to 8.50% and maturities ranging from 1 month to 109 months.

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

The contractual amounts of standby letters of credit as of September 30, 2026, and December 31, 2025, were as follows.

	September 30, 2026		December 31, 2025
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Standby letters of credit	$10,305	$34,421	$11,637	$31,719

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

A judgment was recently granted against Equity Bank for $197 in litigation brought by a prospective landlord in connection with an alleged oral agreement to enter into a building lease purportedly made by American State Bank prior to its acquisition by Equity Bank. As part of the same action, judgment was also granted in favor of the landlord’s affiliated company for $1,361 on a claim of breach of the covenant of good faith and fair dealing in connection with a loan from American State to the affiliated company. The judgment is being appealed, and the Company expects to prevail on the merits. No liability for this judgment has been recorded. However, the outcome of the appeal is uncertain, and the Company estimates the reasonably possible ranges from $0 to $1,558.

NOTE 14 – REVENUE RECOGNITION

The majority of the Company’s revenues come from interest income on financial instruments, including loans, leases, securities and derivatives, which are outside the scope of ASC 606. The Company’s services that fall within the scope of ASC 606 are presented with non-interest income and are recognized as revenue as the Company satisfies its obligation to the customer. Services within the scope of ASC 606 include service charges and fees on deposits, debit card income, investment referral income, trust income, insurance sales commissions and other non-interest income related to loans and deposits.

Except for gains or losses from the sale of other real estate owned, all of the Company’s revenue from contracts with customers within the scope of ASC 606 are recognized in non-interest income. The following table presents the Company’s sources of non-interest income for the three and nine months ended September 30, 2026, and 2025.

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Non-interest income
Service charges and fees	$2,517	$2,522	$7,424	$6,763
Debit card income	3,442	2,953	9,950	8,509
Mortgage banking(a)	544	62	1,481	380
Increase in bank-owned life insurance(a)	1,370	1,393	4,391	6,307
Net gain (loss) from securities transactions(a)	10	(53,352)	(1,311)	(53,328)
Other
Investment referral income	156	175	480	524
Trust income	608	504	1,724	1,427
Insurance sales commissions	210	181	520	386
Recovery on zero-basis purchased loans(a)	1	3	218	6
Income (loss) from equity method investments(a)	—	—	—	—
Other non-interest income related to loans and deposits	1,261	1,079	3,351	3,373
Other non-interest income not related to loans and deposits(a)	785	1	221	93
Total other non-interest income	3,021	1,943	6,514	5,809
Total	$10,904	$(44,479)	$28,449	$(25,560)
(a) Not within the scope of ASC 606.

NOTE 15 – BUSINESS COMBINATIONS

Acquisition of Frontier Holdings LLC: On January 1, 2026, the Company acquired 100% of the outstanding common shares of Frontier Holdings LLC (“Frontier”). Frontier is the parent company of Frontier Bank, which has seven branch locations in Lincoln, Falls City, Madison, Norfolk, Omaha and Pender, Nebraska. Results of operations of Frontier were included in the Company's results of operations beginning January 2, 2026. Acquisition-related costs associated with this acquisition were $5,876 ($4,508 on an after-tax basis) and are included in merger expense in the Company's income statement for the nine months ended September 30, 2026.

Information necessary to recognize the fair value of assets acquired and liabilities assumed is currently still ongoing and such amounts are subject to change for up to one year from the acquisition date. The acquisition was an expansion of the Company's footprint into Nebraska with the addition of seven branch locations throughout the state.

The following table summarizes the amounts of assets acquired and liabilities assumed from Frontier on January 1, 2026.

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

Purchased Seasoned Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial real estate	$733,497	$(8,103)	$(1,108)	$724,286
Commercial and industrial	152,306	(817)	(718)	150,771
Residential real estate	130,492	(1,148)	(114)	129,230
Agricultural real estate	164,168	(2,164)	(1,254)	160,750
Agricultural	77,313	(84)	(12)	77,217
Consumer	8,287	28	(87)	8,228
Total Purchased Seasoned loans	$1,266,063	$(12,288)	$(3,293)	$1,250,482

Purchase Credit Deteriorated Loans	Loan Par Value	Discounts from Other Factors Excluding ACL	Credit Marks in ACL	Purchase Price
Commercial real estate	$13,074	$(1,497)	$(1,379)	$10,198
Commercial and industrial	11,291	(1,197)	(1,962)	8,132
Residential real estate	1,845	(240)	(160)	1,445
Agricultural real estate	7,867	(2,673)	(440)	4,754
Agricultural	2,086	(56)	(202)	1,828
Consumer	17	(6)	(1)	10
Total Purchase Credit Deteriorated loans	$36,180	$(5,669)	$(4,144)	$26,367

Total Purchased Loans	Purchase Price
Purchased Seasoned Loans	$1,250,482
Purchase Credit Deteriorated Loans	26,367
Total loans	$1,276,849	-

Assuming the Frontier acquisition would have taken place on January 1, 2025, total combined revenue would have been $170,289 for the nine months ended September 30, 2025, and $255,210 for the year ended December 31, 2025. Net income would have been $21,037 for the nine months ended September 30, 2025, and $40,506 for the year ended December 31, 2025. The pro forma amounts disclosed exclude merger expense from non-interest expense, which is considered a non-recurring adjustment. Separate revenue and earnings of the former Frontier locations are not available following the acquisition.

On April 2, 2025 the Company entered into an agreement and plan of reorganization with NBC Corp. of Oklahoma (“NBC”). The transaction was completed on July 2, 2025.

NOTE 16 – SEGMENT REPORTING

Equity Bancshares, Inc. is a financial holding company, whose principal activity is the ownership and management of its wholly-owned subsidiaries, including Equity Bank (“Equity Bank”). As a community-oriented financial institution, substantially all of the Company’s operations involve the delivery of loan and deposit products to customers. Management makes operating decisions and assesses performance based on an ongoing review of these banking operations, which constitute the Company’s one operating segment for financial reporting purposes.

The Company’s chief operating decision maker is comprised of the executive leadership team. For Equity Bancshares Inc., the executive leadership team uses net interest income, non-interest income and income before taxes to allocate resources for in the annual budget and forecasting process. The chief operating decision maker considers budget-to-actual variances on a monthly basis for profit measures when making decisions about allocating capital and personnel to the operating segment. For Equity Bank, the executive leadership team uses net-interest income and non-interest income to allocate resources (including employees, financial, or capital resources) to that segment in the annual budget and forecasting process and uses that measure as a basis for evaluating lending terms for customer loans.

The following tables present information about reported segment revenue, measures of a segment’s profit or loss, significant segment expenses, and measure of a segment’s assets for the three and nine months ended September 30, 2026, and 2025. The Company does not allocate all holding company expenses, income taxes or unusual items to the reportable segment. The following tables present the reconciliations of reportable segment revenues and measures of profit or loss and line item reconciliation to the Company’s consolidated financial statement totals.

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Nine Months Ended September 30, 2026
Interest and dividend income	$324,644	$170	$—		$324,814
Interest expense	98,953	5,484	—		104,437
Net interest income	225,691	(5,314)	—		220,377
Provision (reversal) for credit losses	8,916	—	—		8,916
Net interest income after provision (reversal) for credit losses	216,775	(5,314)	—		211,461
Non-interest income
Service charges and fees	7,424	—	—		7,424
Debit card income	9,950	—	—		9,950
Mortgage banking	1,481	—	—		1,481
Increase in value of bank-owned life insurance	4,391	—	—		4,391
Net gain (loss) from securities transactions	99	(1,410)	—		(1,311)
Other	7,260	79,331	(80,077)	(a)	6,514
Total non-interest income	30,605	77,921	(80,077)		28,449
Non-interest expense
Salaries and employee benefits	74,876	7	—		74,883
Net occupancy and equipment	14,367	25	—		14,392
Data processing	16,031	13	—		16,044
Professional fees	4,401	479	—		4,880
Advertising and business development	4,683	—	—		4,683
Telecommunications	1,940	—	—		1,940
FDIC insurance	2,605	—	—		2,605
Courier and postage	1,693	—	—		1,693
Free nationwide ATM cost	1,765	—	—		1,765
Amortization of core deposit intangibles	5,980	—	—		5,980
Loan expense	1,209	—	—		1,209
Other real estate owned	491	9	—		500
Merger expenses	4,777	2,048	—		6,825
Other	12,390	179	—		12,569
Intersegment service charges	(1,125)	1,125	—		—
Total non-interest expense	146,083	3,885	—		149,968
Income (loss) before income tax	101,297	68,722	(80,077)		89,942
Provision (benefit) for income taxes	21,899	(2,136)	—		19,763
Total segment profit/(loss)	$79,398	$70,858	$(80,077)		$70,179

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Nine Months Ended September 30, 2025
Interest and dividend income	$239,792	$177	$—		$239,969
Interest expense	72,017	5,373	—		77,390
Net interest income	167,775	(5,196)	—		162,579
Provision (reversal) for credit losses	8,969	—	—		8,969
Net interest income after provision (reversal) for credit losses	158,806	(5,196)	—		153,610
Non-interest income
Service charges and fees	6,763	—	—		6,763
Debit card income	8,509	—	—		8,509
Mortgage banking	380	—	—		380
Increase in value of bank-owned life insurance	6,307	—	—		6,307
Net gain (loss) from securities transactions	(53,328)	—	—		(53,328)
Other	5,807	13,241	(13,239)	(a)	5,809
Total non-interest income	(25,562)	13,241	(13,239)		(25,560)
Non-interest expense
Salaries and employee benefits	62,319	143	—		62,462
Net occupancy and equipment	11,474	—	—		11,474
Data processing	15,019	9	—		15,028
Professional fees	3,841	717	—		4,558
Advertising and business development	3,857	—	—		3,857
Telecommunications	1,805	—	—		1,805
FDIC insurance	1,747	—	—		1,747
Courier and postage	2,377	—	—		2,377
Free nationwide ATM cost	1,642	—	—		1,642
Amortization of core deposit intangibles	3,243	—	—		3,243
Loan expense	740	—	—		740
Other real estate owned	993	8	—		1,001
Loss on debt extinguishment	—	1,361	—		1,361
Merger expenses	4,997	1,587	—		6,584
Other	10,791	(537)	—		10,254
Intersegment service charges	(1,125)	1,125	—		—
Total non-interest expense	123,720	4,413	—		128,133
Income (loss) before income tax	9,524	3,632	(13,239)		(83)
Provision (benefit) for income taxes	(2,482)	1,757	—		(725)
Total segment profit/(loss)	$12,006	$1,875	$(13,239)		$642

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended September 30, 2026
Interest and dividend income	$108,907	$59	$—		$108,966
Interest expense	34,288	1,837	—		36,125
Net interest income	74,619	(1,778)	—		72,841
Provision (reversal) for credit losses	1,657	—	—		1,657
Net interest income after provision (reversal) for credit losses	72,962	(1,778)	—		71,184
Non-interest income
Service charges and fees	2,517	—	—		2,517
Debit card income	3,442	—	—		3,442
Mortgage banking	544	—	—		544
Increase in value of bank-owned life insurance	1,370	—	—		1,370
Net gain (loss) from securities transactions	10	—	—		10
Other	3,016	29,170	(29,165)	(a)	3,021
Total non-interest income	10,899	29,170	(29,165)		10,904
Non-interest expense
Salaries and employee benefits	24,031	3	—		24,034
Net occupancy and equipment	4,979	—	—		4,979
Data processing	5,462	4	—		5,466
Professional fees	1,595	117	—		1,712
Advertising and business development	1,470	—	—		1,470
Telecommunications	646		—		646
FDIC insurance	675	—	—		675
Courier and postage	530	—	—		530
Free nationwide ATM cost	604	—	—		604
Amortization of core deposit intangibles	1,812	—	—		1,812
Loan expense	165	—	—		165
Other real estate owned	370	4	—		374
Merger expenses	321	646	—		967
Other	4,415	265	—		4,680
Intersegment service charges	(375)	375	—		—
Total non-interest expense	46,700	1,414	—		48,114
Income (loss) before income tax	37,161	25,978	(29,165)		33,974
Provision (benefit) for income taxes	8,030	(830)	—		7,200
Total segment profit/(loss)	$29,131	$26,808	$(29,165)		$26,774

(a) Elimination of equity in earnings of subsidiary

		Unallocated Holding
		Company
	Equity Bank	Amounts	Eliminations		Total
Three Months Ended September 30, 2025
Interest and dividend income	$91,040	$58	$—		$91,098
Interest expense	26,978	1,635	—		28,613
Net interest income	64,062	(1,577)	—		62,485
Provision (reversal) for credit losses	6,228	—	—		6,228
Net interest income after provision (reversal) for credit losses	57,834	(1,577)	—		56,257
Non-interest income
Service charges and fees	2,522	—	—		2,522
Debit card income	2,953	—	—		2,953
Mortgage banking	62	—	—		62
Increase in value of bank-owned life insurance	1,393	—	—		1,393
Net gain (loss) from securities transactions	(53,352)	—	—		(53,352)
Other	1,941	(22,634)	22,636	(a)	1,943
Total non-interest income	(44,481)	(22,634)	22,636		(44,479)
Non-interest expense
Salaries and employee benefits	22,731	42	—		22,773
Net occupancy and equipment	4,317	—	—		4,317
Data processing	4,880	7	—		4,887
Professional fees	1,546	124	—		1,670
Advertising and business development	1,305	—	—		1,305
Telecommunications	630	—	—		630
FDIC insurance	653	—	—		653
Courier and postage	744	—	—		744
Free nationwide ATM cost	582	—	—		582
Amortization of core deposit intangibles	1,182	—	—		1,182
Loan expense	330	—	—		330
Other real estate owned	794	3	—		797
Loss on debt extinguishment	—	—	—		-
Merger expenses	4,797	1,366	—		6,163
Other	3,275	(226)	—		3,049
Intersegment service charges	(375)	375	—		—
Total non-interest expense	47,391	1,691	—		49,082
Income (loss) before income tax	(34,038)	(25,902)	22,636		(37,304)
Provision (benefit) for income taxes	(10,938)	3,297	—		(7,641)
Total segment profit/(loss)	$(23,100)	$(29,199)	$22,636		$(29,663)

(a) Elimination of equity in earnings of subsidiary

	For the Nine Months Ended September 30,
	2026			2025
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$5,382	$180	$5,562	$4,513	$135	$4,648
Amortization of operating lease right-of-use-asset	1,032	—	1,032	367	—	367
Amortization of cloud computing implementation costs	21	—	21	62	—	62
Amortization of intangible assets	6,367	—	6,367	3,601	—	3,601
Purchase of long lived assets	14,429	—	14,429	8,180	—	8,180
Provision (benefit) for income taxes	21,899	(2,136)	19,763	(2,482)	1,757	(725)

	For the Three Months Ended September 30,
	2026			2025
	Equity Bank	Administrative Adjustments	Total	Equity Bank	Administrative Adjustments	Total
Depreciation	$1,845	$55	$1,900	$1,615	$45	$1,660
Amortization of operating lease right-of-use-asset	348	—	348	129	—	129
Amortization of cloud computing implementation costs	2	—	2	21	—	21
Amortization of intangible assets	1,942	—	1,942	1,312	—	1,312
Purchase of long lived assets	7,329	—	7,329	4,093	—	4,093
Provision (benefit) for income taxes	8,030	(830)	7,200	(10,938)	3,297	(7,641)

	September 30,	December 31,
	2026	2025
Assets
Total assets for reportable segments	$7,575,671	$6,322,637
Holding company administrative adjustments	931,644	848,320
Elimination of bank cash and equity in earnings of subsidiaries	(17,755)	(40,544)
Elimination of investment in subsidiaries	(898,423)	(757,241)
Consolidated total assets	$7,591,137	$6,373,172

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

This discussion and analysis of our financial condition and results of operation includes the following sections:

•
Selected Financial Data and Ratios - a table containing selected financial data and ratios for the five most recent quarters;
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
•
Liquidity and Capital Resources – an analysis of our cash flows and capital position; and
•
Non-GAAP Financial Measures – a reconciliation of non-GAAP measures.

(Dollars in thousands, except per share data)	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Statement of Income Data (for the quarterly period ended)
Interest and dividend income	$108,966	$107,824	$108,024	$90,866	$91,098
Interest expense	36,125	33,952	34,360	27,364	28,613
Net interest income	72,841	73,872	73,664	63,502	62,485
Provision (reversal) for credit losses	1,657	1,304	5,955	(16)	6,228
Net gain (loss) from securities transactions	10	(1,213)	(108)	154	(53,352)
Other non-interest income	10,894	9,271	9,595	9,378	8,873
Merger expenses	967	133	5,725	1,481	6,163
Other non-interest expense	47,147	46,752	49,244	45,106	42,919
Income (loss) before income taxes	33,974	33,741	22,227	26,463	(37,304)
Provision for income taxes	7,200	7,302	5,261	4,379	(7,641)
Net income (loss)	26,774	26,439	16,966	22,084	(29,663)
Net income (loss) allocable to common stockholders	26,774	26,439	16,966	22,084	(29,663)
Basic earnings (loss) per share	$1.30	$1.28	$0.81	$1.16	$(1.55)
Diluted earnings (loss) per share	$1.29	$1.27	$0.80	$1.15	$(1.55)
Balance Sheet Data (at period end)
Cash and cash equivalents	$338,268	$546,531	$564,165	$607,817	$699,410
Securities available-for-sale	1,240,394	1,229,692	1,125,162	1,030,568	903,858
Securities held-to-maturity	5,167	5,168	5,254	5,248	5,243
Loans held for sale	2,425	2,723	7,631	1,392	617
Gross loans held for investment	5,444,882	5,405,718	5,428,275	4,198,180	4,268,587
Allowance for credit losses	63,978	64,413	64,245	52,756	53,469
Loans held for investment, net of allowance for credit losses	5,380,904	5,341,305	5,364,030	4,145,424	4,215,118
Goodwill and core deposit intangibles, net	131,841	133,652	135,494	103,735	100,468
Naming rights, net	5,476	5,553	5,629	5,703	5,778
Total assets	7,591,137	7,725,621	7,667,370	6,373,172	6,365,631
Total deposits	6,167,428	6,303,817	6,300,910	5,138,264	5,094,769
Borrowings	532,033	526,611	484,932	438,009	481,772
Total liabilities	6,775,183	6,898,363	6,849,760	5,641,118	5,653,739
Total stockholders’ equity	815,954	827,258	817,610	732,054	711,892
Tangible common equity*	678,637	688,053	676,487	622,616	605,646
Performance ratios
Return on average assets (ROAA) annualized	1.43%	1.45%	0.92%	1.43%	(1.93)%
Return on average equity (ROAE) annualized	12.71%	12.86%	8.17%	12.07%	(16.45)%
Return on average tangible common equity (ROATCE)* annualized	16.10%	16.59%	10.77%	14.91%	(18.31)%
Yield on loans annualized	6.71%	6.74%	6.80%	7.01%	7.18%
Cost of interest-bearing deposits annualized	2.53%	2.46%	2.51%	2.43%	2.58%
Cost of total deposits annualized	2.05%	1.98%	2.00%	1.88%	1.98%
Net interest margin annualized	4.20%	4.36%	4.33%	4.47%	4.45%
Efficiency ratio*	53.99%	53.38%	56.68%	59.98%	58.31%
Non-interest expense to net interest income plus non-interest income	57.45%	57.23%	66.11%	63.79%	272.59%
Non-interest income / average assets annualized	0.58%	0.44%	0.52%	0.62%	(2.90)%
Non-interest expense / average assets annualized	2.58%	2.57%	2.99%	3.01%	3.20%
Dividend payout ratio	17.18%	14.18%	22.31%	15.73%	(11.78)%
Performance ratios - Core
Core earnings per diluted share*	$1.40	$1.41	$1.32	$1.26	$1.21
Core return on average assets*	1.56%	1.61%	1.52%	1.57%	1.51%
Core return on average equity*	13.78%	14.26%	13.41%	13.23%	12.47%
Core return on average tangible common equity*	16.51%	17.17%	16.10%	15.56%	14.30%
Core non-interest expense / average assets*	2.42%	2.43%	2.57%	2.82%	2.71%
Capital Ratios
Tier 1 Leverage Ratio	10.18%	9.97%	9.59%	10.64%	10.41%
Common Equity Tier 1 Capital Ratio	12.15%	11.84%	11.54%	13.08%	12.84%
Tier 1 Risk Based Capital Ratio	12.56%	12.26%	11.96%	13.59%	13.35%
Total Risk Based Capital Ratio	14.94%	14.66%	14.36%	16.31%	16.09%
Total Stockholders’ equity / Total Assets	10.75%	10.71%	10.66%	11.49%	11.18%
Tangible common equity to tangible assets*	9.10%	9.07%	8.99%	9.94%	9.68%
Book value per share	$39.59	$40.22	$39.37	$38.64	$37.25
Tangible common book value per share*	$32.93	$33.45	$32.58	$32.86	$31.69
Tangible common book value per diluted share*	$32.62	$33.06	$32.30	$32.43	$31.41

* The value noted is considered a Non-GAAP financial measure. For a reconciliation of Non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2.

Overview

We are a financial holding company headquartered in Wichita, Kansas. Our wholly-owned banking subsidiary, Equity Bank, provides a broad range of financial services primarily to businesses and business owners as well as individuals through our network of 82 full-service banking sites located in Arkansas, Iowa, Kansas, Missouri, Nebraska and Oklahoma. Net income was $26.8 million and $70.2 million for the three and nine months ended September 30, 2026, compared with a net loss of $29.7 million and net income of $642 thousand for the same periods in 2025. There was a $53.4 million net loss on securities transactions included in the third quarter of 2025 in connection with the repositioning of our investment portfolio (see “Non-Interest Income”).

Critical Accounting Estimates

Our significant accounting policies are integral to understanding the results reported. Our accounting policies are described in detail in Note 1 to the December 31, 2025, audited financial statements included in our Annual Report on Form 10-K, as amended, filed with the SEC on March 6, 2026. The preparation of our financial statements in accordance with GAAP requires management to make a number of judgments and assumptions that affect our reported results and disclosures. Several of our accounting policies are inherently subject to valuation assumptions and other subjective assessments and are more critical than others in terms of their importance to results. Changes in any of the estimates and assumptions underlying critical accounting policies could have a material effect on our financial statements. See also “NOTE 1 – BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” in the Notes to Interim Consolidated Financial Statements.

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

The allowance represents management’s best estimate, but significant changes in circumstances relating to loan quality and economic conditions could result in significantly different results than what is reflected in the consolidated balance sheet as of September 30, 2026. At September 30, 2026, the allowance for credit losses was $64.0 million, or 1.18% of loans held for investment, of which $10.1 million related to loans individually evaluated for credit losses. Individually evaluated loans increased to $93.0 million at September 30, 2026 from $52.3 million at December 31, 2025, primarily reflecting the increase in nonaccrual loans. Likewise, an improvement in loan quality or economic conditions may allow for a further reduction in the required allowance. Changing credit conditions would be expected to impact realized losses, driving variability in specifically assessed allowances, as well as calculated quantitative and more subjectively analyzed qualitative factors. Significant changes in economic conditions, both positive and negative, could result in unexpected realization of provision or reversal of allowance for credit losses due to its impact on the quantitative and qualitative inputs to our calculation. Under the CECL methodology, the impact of these conditions has the potential to further exacerbate periodic differences due to its life of loan perspective. The life of loans calculated under the methodology is based in contractual duration, modified for prepayment expectations, making significant variation in periodic results possible due to changing contractual or adjusted duration of the assets within the calculation.

Goodwill: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized and expensed in the period identified. Goodwill will be assessed more frequently if a triggering event occurs which indicates that the carrying value of the asset might be impaired. We have selected December 31 as the date to perform our annual goodwill impairment test. Goodwill was $105.4 million at September 30, 2026, an increase of $23.3 million from December 31, 2025, resulting from the Frontier acquisition. Goodwill is the only intangible asset with an indefinite useful life. For the quarter ended September 30, 2026, management conducted the quarterly qualitative assessment and has determined there was no evidence of a triggering event as of or during the period then ended. In making this assessment, management considered, among other factors, that our market capitalization exceeded the book value of our stockholders' equity, our financial performance relative to expectations, and macroeconomic and industry conditions. Based on this qualitative analysis and conclusion, it was determined that a more robust quantitative assessment was not necessary at our measurement date.

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

Net Income

Three months ended September 30, 2026, compared with three months ended September 30, 2025: Net income (loss) allocable to common stockholders for the three months ended September 30, 2026, was $26.8 million, or $1.29 diluted earnings per share as compared to $(29.7) million, or $(1.55) diluted earnings per share for the three months ended September 30, 2025, an increase of $56.4 million. The increase was primarily driven by a $55.4 million increase in non-interest income, because the third quarter of 2025 included a $53.4 million net loss on securities transactions (see “Non-Interest Income”), and a $10.4 million increase in net interest income (interest and dividend income increased $17.9 million, partially offset by a $7.5 million increase in interest expense). Also contributing were a $4.6 million decrease in the provision for credit losses and a $968 thousand decrease in non-interest expense, partially offset by a $14.8 million increase in income tax expense.

Nine months ended September 30, 2026, compared with nine months ended September 30, 2025: Net income allocable to common stockholders for the nine months ended September 30, 2026, was $70.2 million, or $3.35 diluted earnings per share as compared to $642 thousand, or $0.04 diluted earnings per share for the nine months ended September 30, 2025, an increase of $69.5 million. The increase was primarily driven by a $54.0 million increase in non-interest income, because the nine months ended September 30, 2025 included a $53.3 million net loss on securities transactions, and a $57.8 million increase in net interest income (interest and dividend income increased $84.8 million, partially offset by a $27.0 million increase in interest expense), partially offset by a $21.8 million increase in non-interest expense and a $20.5 million increase in income tax expense.

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

Three months ended September 30, 2026, compared with three months ended September 30, 2025: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the three months ended September 30, 2026, and 2025. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Three Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$902,095	$16,542	7.28%	$934,768	$18,234	7.74%
Commercial real estate	2,256,516	38,800	6.82%	1,745,714	31,729	7.21%
Real estate construction	748,956	12,967	6.87%	505,345	10,109	7.94%
Residential real estate	702,123	9,146	5.17%	575,341	6,849	4.72%
Agricultural real estate	439,616	7,818	7.06%	245,017	5,165	8.36%
Agricultural	239,629	4,235	7.01%	132,095	2,981	8.95%
Consumer	105,527	1,769	6.65%	109,058	1,844	6.71%
Total loans	5,394,462	91,277	6.71%	4,247,338	76,911	7.18%
Taxable securities	1,247,436	15,575	4.95%	875,646	9,416	4.27%
Nontaxable securities	20,691	190	3.64%	40,342	307	3.02%
Total Securities	1,268,127	15,765	4.93%	915,988	9,723	4.21%
Federal funds sold and other	210,840	1,924	3.62%	411,549	4,464	4.30%
Total interest-earning assets	6,873,429	108,966	6.29%	5,574,875	91,098	6.48%
Non-interest-earning assets:
Other real estate owned, net	4,353			4,471
Premises and equipment, net	143,182			135,245
Bank-owned life insurance	150,634			145,755
Goodwill, core deposit and other intangibles, net	138,094			95,046
Other non-interest-earning assets	99,236			129,672
Total assets	$7,408,928			$6,085,064
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,450,404	7,425	2.03%	$1,199,439	6,731	2.23%
Savings and money market	1,975,392	11,226	2.25%	1,676,679	9,663	2.29%
Demand, savings and money market	3,425,796	18,651	2.16%	2,876,118	16,394	2.26%
Certificates of deposit	1,522,862	12,863	3.35%	962,613	8,596	3.54%
Total interest-bearing deposits	4,948,658	31,514	2.53%	3,838,731	24,990	2.58%
FHLB term and line of credit advances	262,769	2,556	3.86%	168,011	1,741	4.11%
Subordinated debt	98,431	1,824	7.35%	85,556	1,619	7.51%
Other borrowings	47,698	231	1.92%	46,835	263	2.23%
Total interest-bearing liabilities	5,357,556	36,125	2.68%	4,139,133	28,613	2.74%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,155,670			1,166,099
Non-interest-bearing liabilities	60,151			64,513
Stockholders’ equity	835,551			715,319
Total liabilities and stockholders’ equity	$7,408,928			$6,085,064
Net interest income		$72,841			$62,485
Interest rate spread			3.61%			3.74%
Net interest margin(2)			4.20%			4.45%
Total cost of deposits, including non-interest bearing deposits	$6,104,328	$31,514	2.05%	$5,004,830	$24,990	1.98%
Average interest-earning assets to interest-bearing liabilities			128.29%			134.69%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the three month periods ended September 30, 2026 from September 30, 2025.

Analysis of Changes in Net Interest Income

For the Three Months Ended September 30, 2026

	Increase (Decrease) Due to:		Total Increase /
(Dollars in thousands)	Volume(1)	Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$(623)	$(1,069)	$(1,692)
Commercial real estate	8,861	(1,790)	7,071
Real estate construction	4,361	(1,503)	2,858
Residential real estate	1,609	688	2,297
Agricultural real estate	3,566	(913)	2,653
Agricultural	2,011	(757)	1,254
Consumer	(59)	(16)	(75)
Total loans	19,726	(5,360)	14,366
Taxable securities	4,465	1,694	6,159
Nontaxable securities	(171)	54	(117)
Total securities	4,294	1,748	6,042
Federal funds sold and other	(1,919)	(621)	(2,540)
Total interest-earning assets	22,101	(4,233)	17,868
Interest-bearing liabilities:
Interest-bearing demand deposits	1,321	(627)	694
Savings and money market	1,700	(137)	1,563
Demand, savings and money market	3,021	(764)	2,257
Certificates of deposit	4,755	(488)	4,267
Total interest-bearing deposits	7,776	(1,252)	6,524
FHLB term and line of credit advances	928	(113)	815
Subordinated debt	239	(34)	205
Other borrowings	5	(37)	(32)
Total interest-bearing liabilities	8,948	(1,436)	7,512
Net Interest Income	$13,153	$(2,797)	$10,356

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

Interest income increased $17.9 million for the quarter ended September 30, 2026, as compared to the quarter ended September 30, 2025. The increase was due to a $22.1 million increase attributable to higher average interest-earning assets, primarily as a result of our acquisitions of Frontier and NBC, partially offset by a $4.2 million decrease attributable to lower yields. Average interest-earning assets increased $1.30 billion, or 23.3%, to $6.87 billion, while the yield on interest-earning assets decreased 19 basis points to 6.29%. The yield on loans decreased 47 basis points to 6.71%, partially offset by $3.6 million of purchase accounting accretion on acquired loans (compared with $2.5 million in the third quarter of 2025). The yield on securities increased 72 basis points to 4.93%, following the repositioning of our investment portfolio that included the sale of lower-yielding securities in 2025 and the reinvestment of proceeds in higher-yielding securities. The yield on federal funds sold and other interest-earning assets decreased 68 basis points to 3.62% on average balances that were $200.7 million lower.

Interest expense increased $7.5 million compared to the quarter ended September 30, 2025, with $8.9 million attributable to higher average balances, partially offset by a $1.4 million decrease attributable to lower rates. Average interest-bearing deposits increased $1.11 billion, or 28.9%, to $4.95 billion, primarily as a result of deposits acquired in the Frontier and NBC acquisitions. Average certificates of deposit increased $560.2 million, or 58.2%, and accounted for $4.3 million of the increase in interest expense.

Average Federal Home Loan Bank advances increased $94.8 million to $262.8 million, adding $815 thousand of interest expense. The cost of interest-bearing deposits decreased 5 basis points to 2.53%, while the cost of total deposits, including non-interest-bearing deposits, increased 7 basis points to 2.05%, as our funding mix shifted toward higher-cost time deposits, including brokered deposits, and average non-interest-bearing deposits decreased $10.4 million to $1.16 billion. Net interest margin decreased 25 basis points to 4.20% from 4.45% in the third quarter of 2025, and net interest spread decreased 13 basis points to 3.61% from 3.74%, as the 19 basis point decrease in the yield on interest-earning assets exceeded the 6 basis point decrease in the cost of interest-bearing liabilities. Compared with the second quarter of 2026, net interest margin decreased 16 basis points from 4.36% and net interest income decreased $1.0 million, while average interest-earning assets increased $78 million. The sequential decrease was primarily due to higher average borrowings and brokered deposits that funded additional lower-yielding securities (average securities increased $110 million), a 5 basis point decrease in loan coupon yield, and a 7 basis point increase in the cost of total deposits, partially offset by a $0.7 million increase in purchase accounting accretion.

Nine months ended September 30, 2026, compared with nine months ended September 30, 2025: The following table shows the average balance of each principal category of assets, liabilities, and stockholders’ equity and the average yields on interest-earning assets and average rates on interest-bearing liabilities for the nine months ended September 30, 2026, and 2025. The yields and rates are calculated by dividing annualized income or annualized expense by the average daily balances of the associated assets or liabilities.

	Average Balance Sheets and Net Interest Analysis
	For the Nine Months Ended September 30,
	2026			2025
(Dollars in thousands)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)	Average Outstanding Balance	Interest Income/ Expense	Average Yield/ Rate(3)(4)
Interest-earning assets:
Loans(1)
Commercial and industrial	$940,379	$50,999	7.25%	$790,373	$46,479	7.86%
Commercial real estate	2,242,045	114,032	6.80%	1,528,189	81,363	7.12%
Real estate construction	736,026	38,738	7.04%	475,225	28,028	7.89%
Residential real estate	705,504	27,822	5.27%	569,279	20,437	4.80%
Agricultural real estate	432,627	23,179	7.16%	255,618	15,153	7.93%
Agricultural	246,777	13,378	7.25%	103,685	6,379	8.23%
Consumer	109,142	5,168	6.33%	97,943	4,937	6.74%
Total loans	5,412,500	273,316	6.75%	3,820,312	202,776	7.10%
Taxable securities	1,162,719	44,112	5.07%	906,804	27,351	4.03%
Nontaxable securities	22,068	619	3.75%	50,171	1,042	2.78%
Total securities	1,184,787	44,731	5.05%	956,975	28,393	3.97%
Federal funds sold and other	257,652	6,767	3.51%	271,854	8,800	4.33%
Total interest-earning assets	6,854,939	324,814	6.34%	5,049,141	239,969	6.35%
Non-interest-earning assets:
Other real estate owned, net	4,814			4,536
Premises and equipment, net	141,493			123,411
Bank-owned life insurance	149,860			137,359
Goodwill, core deposit and other intangibles, net	139,986			80,030
Other non-interest-earning assets	105,424			110,197
Total assets	$7,396,516			$5,504,674
Interest-bearing liabilities:
Interest-bearing demand deposits	$1,457,873	21,614	1.98%	$1,105,247	17,742	2.15%
Savings and money market	1,966,721	32,476	2.21%	1,521,754	25,410	2.23%
Demand, savings and money market	3,424,594	54,090	2.11%	2,627,001	43,152	2.20%
Certificates of deposit	1,504,619	38,045	3.38%	816,748	21,305	3.49%
Total interest-bearing deposits	4,929,213	92,135	2.50%	3,443,749	64,457	2.50%
FHLB term and line of credit advances	218,402	6,228	3.81%	217,150	6,881	4.24%
Federal Reserve Bank borrowings	11	—	0.00%	7	—	0.00%
Bank stock loan	—	4	0.00%	—	—	0.00%
Subordinated debt	98,313	5,439	7.40%	93,280	5,322	7.63%
Other borrowings	47,217	631	1.79%	45,560	730	2.14%
Total interest-bearing liabilities	5,293,156	104,437	2.64%	3,799,746	77,390	2.72%
Non-interest-bearing liabilities and stockholders’ equity:
Non-interest-bearing checking accounts	1,206,661			1,003,225
Non-interest-bearing liabilities	62,986			51,856
Stockholders’ equity	833,713			649,847
Total liabilities and stockholders’ equity	$7,396,516			$5,504,674
Net interest income		$220,377			$162,579
Interest rate spread			3.70%			3.63%
Net interest margin(2)			4.30%			4.31%
Total cost of deposits, including non-interest bearing deposits	$6,135,874	$92,135	2.01%	$4,446,974	$64,457	1.94%
Average interest-earning assets to interest-bearing liabilities			129.51%			132.88%

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

Increases and decreases in interest income and interest expense result from changes in average balances (volume) of interest-earning assets and interest-bearing liabilities, as well as changes in average interest yields/rates. The following table analyzes the change in volume variances and yield/rate variances for the nine month periods ended September 30, 2026 from September 30, 2025.

Analysis of Changes in Net Interest Income

For the Nine Months Ended September 30, 2026

	Increase (Decrease) Due to:			Total Increase /
(Dollars in thousands)	Volume(1)		Yield/Rate(1)	(Decrease)
Interest-earning assets:
Loans
Commercial and industrial	$8,334		$(3,814)	$4,520
Commercial real estate	36,456		(3,787)	32,669
Real estate construction	13,998		(3,288)	10,710
Residential real estate	5,232		2,153	7,385
Agricultural real estate	9,607		(1,581)	8,026
Agricultural	7,840		(841)	6,999
Consumer	542		(311)	231
Total loans	82,009		(11,469)	70,540
Taxable securities	8,759		8,002	16,761
Nontaxable securities	(709)		286	(423)
Total securities	8,050		8,288	16,338
Federal funds sold and other	(441)		(1,592)	(2,033)
Total interest-earning assets	89,618		(4,773)	84,845
Interest-bearing liabilities:
Interest-bearing demand deposits	5,312		(1,440)	3,872
Savings and money market	7,351		(285)	7,066
Demand, savings and money market	12,663		(1,725)	10,938
Certificates of deposit	17,412		(672)	16,740
Total interest-bearing deposits	30,075		(2,397)	27,678
FHLB term and line of credit advances	40		(693)	(653)
Federal Reserve Bank borrowings	—		—	—
Bank stock loan	4	—	—	4
Subordinated debt	281		(164)	117
Other borrowings	26		(125)	(99)
Total interest-bearing liabilities	30,426		(3,379)	27,047
Net Interest Income	$59,192		$(1,394)	$57,798

Interest income increased $84.8 million for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025. The increase was due to a $89.6 million increase attributable to higher average interest-earning assets, which increased $1.81 billion, or 35.8%, to $6.85 billion, primarily as a result of our acquisitions of Frontier and NBC, partially offset by a $4.8 million decrease attributable to lower yields, principally on loans. The yield on loans decreased 35 basis points to 6.75% and the yield on securities increased 108 basis points to 5.05%, resulting in a yield on total interest-earning assets of 6.34% compared with 6.35%.

Interest expense increased $27.0 million, with $30.4 million attributable to higher average interest-bearing liabilities (up $1.49 billion, or 39.3%, to $5.29 billion), primarily as a result of our acquisitions of Frontier and NBC, partially offset by a $3.4 million decrease attributable to lower rates. Average certificates of deposit increased $687.9 million and accounted for $16.7 million of the increase. The cost of interest-bearing deposits was unchanged at 2.50%, and the cost of total deposits, including non-interest-bearing deposits, increased 7 basis points to 2.01%.

During the nine months ended September 30, 2026 when compared to the nine months ended September 30, 2025, net interest margin decreased 1 basis point to 4.30 % from 4.31% and net interest spread increased 7 basis points to 3.70% from 3.63%. The stability of the margin reflects higher securities yields offsetting lower loan yields and a higher cost of total deposits.

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

Three months ended September 30, 2026, compared with three months ended September 30, 2025: During the three months ended September 30, 2026, there was a provision for credit losses of $1.7 million compared to a provision for credit losses of $6.2 million for the three months ended September 30, 2025. We continue to estimate the allowance for credit losses with assumptions that anticipate slower prepayment rates and continued market disruption caused by the impact of U.S. trade and fiscal policy and the resulting impact on consumers and businesses. Net charge-offs for the three months ended September 30, 2026 and 2025, were $2.1 million and $1.1 million, respectively. Net charge-offs in the third quarter of 2026 were primarily in commercial and industrial loans ($1.8 million). The allowance for credit losses decreased $435 thousand during the quarter to $64.0 million because the provision was less than net charge-offs. For the three months ended September 30, 2026, gross charge-offs were $2.4 million, offset by gross recoveries of $258 thousand. In comparison, gross charge-offs were $1.4 million for the three months ended September 30, 2025, offset by gross recoveries of $330 thousand.

Nine months ended September 30, 2026, compared with nine months ended September 30, 2025: During the nine months ended September 30, 2026, there was a provision for credit losses of $8.9 million compared to a provision for credit losses of $9.0 million for the nine months ended September 30, 2025. We continue to estimate the allowance for credit losses with assumptions that anticipate slower prepayment rates and continued market disruption caused by the impact of U.S. trade and fiscal policy and the resulting impact on consumers and businesses. Net charge-offs for the nine months ended September 30, 2026 and 2025, were $5.1 million and $1.8 million, respectively. For the nine months ended September 30, 2026, gross charge-offs were $7.4 million, offset by gross recoveries of $2.3 million. In comparison, gross charge-offs were $3.7 million for the nine months ended September 30, 2025, offset by gross recoveries of $1.8 million. The allowance for credit losses increased $11.2 million from December 31, 2025, reflecting the $8.9 million provision and the allowance established on purchased-credit-deteriorated and purchased seasoned loans acquired in the Frontier acquisition, partially offset by net charge-offs of $5.1 million.

Non-Interest Income

The primary sources of non-interest income are service charges and fees, debit card income, mortgage banking income, trust income and increases in the value of bank-owned life insurance. Non-interest income does not include loan origination or other loan fees, which are recognized as an adjustment to yield using the interest method.

Three months ended September 30, 2026, compared with three months ended September 30, 2025: The following table provides a comparison of the major components of non-interest income for the three months ended September 30, 2026, and 2025.

Non-Interest Income

For the Three Months Ended September 30,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Service charges and fees	$2,517	$2,522	$(5)	(0.2)%
Debit card income	3,442	2,953	489	16.6%
Mortgage banking	544	62	482	777.4%
Increase in value of bank-owned life insurance	1,370	1,393	(23)	(1.7)%
Other
Investment referral income	156	175	(19)	(10.9)%
Trust income	608	504	104	20.6%
Insurance sales commissions	210	181	29	16.0%
Recovery on zero-basis purchased loans	1	2	(1)	(50.0)%
Other non-interest income	2,046	1,081	965	89.3%
Total other	3,021	1,943	1,078	55.5%
Subtotal	10,894	8,873	2,021	22.8%
Net gain (loss) from securities transactions	10	(53,352)	53,362	(100.0)%
Total non-interest income	$10,904	$(44,479)	$55,383	(124.5)%

Total non-interest income increased $55.4 million during the three months ended September 30, 2026, as compared to the same period in 2025. The increase is due to a $53.4 million net loss on securities transactions in the third quarter of 2025, resulting from the sale of securities in connection with the repositioning of our investment portfolio, compared with a net gain of $10 thousand in the third quarter of 2026.

Nine months ended September 30, 2026, compared with nine months ended September 30, 2025: The following table provides a comparison of the major components of non-interest income for the nine months ended September 30, 2026, and 2025.

Non-Interest Income

For the Nine Months Ended September 30,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Service charges and fees	$7,424	$6,763	$661	9.8%
Debit card income	9,950	8,509	1,441	16.9%
Mortgage banking	1,481	380	1,101	289.7%
Increase in value of bank-owned life insurance	4,391	6,307	(1,916)	(30.4)%
Other
Investment referral income	480	524	(44)	(8.4)%
Trust income	1,724	1,427	297	20.8%
Insurance sales commissions	520	386	134	34.7%
Recovery on zero-basis purchased loans	218	6	212	3533.3%
Other non-interest income	3,572	3,466	106	3.1%
Total other	6,514	5,809	705	12.1%
Subtotal	29,760	27,768	1,992	7.2%
Net gain (loss) from securities transactions	(1,311)	(53,328)	52,017	(97.5)%
Total non-interest income	$28,449	$(25,560)	$54,009	(211.3)%

Total non-interest income increased $54.0 million during the nine months ended September 30, 2026, as compared to the same period in 2025. The increase is due to losses on security transactions realized during the nine months ended September 30, 2025, that did not recur in the nine months ended September 30, 2026, causing a decrease in net loss on securities of $52.0 million (the nine months ended September 30, 2026 included a $1.3 million net loss on securities transactions, including impairment losses on a fund investment), along with increases in debit card income of $1.4 million and mortgage banking of $1.1 million, partially offset by a decrease in value of bank owned life insurance of $1.9 million.

Non-Interest Expense

Three months ended September 30, 2026, compared with three months ended September 30, 2025: For the three months ended September 30, 2026, non-interest expense totaled $48.1 million, a decrease of $968 thousand, comprised of a $5.2 million decrease in merger expenses, partially offset by a $4.2 million increase in all other non-interest expense, when compared to the three months ended September 30, 2025. Changes in the various components of non-interest expense for the three months ended September 30, 2026, and 2025, are discussed in more detail in the following table.

Non-Interest Expense

For the Three Months Ended September 30,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Salaries and employee benefits	$24,034	$22,773	$1,261	5.5%
Net occupancy and equipment	4,979	4,317	662	15.3%
Data processing	5,466	4,887	579	11.8%
Professional fees	1,712	1,670	42	2.5%
Advertising and business development	1,470	1,305	165	12.6%
Telecommunications	646	630	16	2.5%
FDIC insurance	675	653	22	3.4%
Courier and postage	530	744	(214)	(28.8)%
Free nationwide ATM cost	604	582	22	3.8%
Amortization of core deposit intangible	1,812	1,182	630	53.3%
Loan expense	165	330	(165)	(50.0)%
Other real estate owned	374	797	(423)	(53.1)%
Loss on debt extinguishment	—	—	-	—%
Other	4,680	3,049	1,631	53.5%
Subtotal	47,147	42,919	4,228	9.9%
Merger expenses	967	6,163	(5,196)	(84.3)%
Total non-interest expense	$48,114	$49,082	$(968)	(2.0)%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $1.3 million for the period ended September 30, 2026, as compared to the same period in 2025. The increase in employee salaries and wages was due to additional payroll costs as well as an increase in employee insurance expense, which is primarily driven by the increase in staff from the NBC and Frontier acquisitions.

Net occupancy and equipment: There was an increase in net occupancy and equipment of $662 thousand for the period ended September 30, 2026, as compared to the same period in 2025. The increase was primarily related to Frontier lease amortization, rent and depreciation

Amortization of core deposit intangible: There was an increase in amortization of core deposit intangible of $630 thousand for the period ended September 30, 2026, as compared to the same period in 2025. The increase was driven by the NBC and Frontier mergers.

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

Nine months ended September 30, 2026, compared with nine months ended September 30, 2025: For the nine months ended September 30, 2026, non-interest expense totaled $150.0 million, an increase of $21.8 million, when compared to the nine months ended September 30, 2025. Changes in the various components of non-interest expense for the nine months ended September 30, 2026, and 2025, are discussed in more detail in the following table.

Non-Interest Expense

For the Nine Months Ended September 30,

			2026 vs. 2025
(Dollars in thousands)	2026	2025	Change	%
Salaries and employee benefits	$74,883	$62,462	$12,421	19.9%
Net occupancy and equipment	14,392	11,474	2,918	25.4%
Data processing	16,044	15,028	1,016	6.8%
Professional fees	4,880	4,558	322	7.1%
Advertising and business development	4,683	3,857	826	21.4%
Telecommunications	1,940	1,805	135	7.5%
FDIC insurance	2,605	1,747	858	49.1%
Courier and postage	1,693	2,377	(684)	(28.8)%
Free nationwide ATM cost	1,765	1,642	123	7.5%
Amortization of core deposit intangibles	5,980	3,243	2,737	84.4%
Loan expense	1,209	740	469	63.4%
Other real estate owned	500	1,001	(501)	(50.0)%
Loss on debt extinguishment	—	1,361	(1,361)	(100.0)%
Other	12,569	10,254	2,315	22.6%
Sub-Total	143,143	121,549	21,594	17.8%
Merger expenses	6,825	6,584	241	3.7%
Total non-interest expense	$149,968	$128,133	$21,835	17.0%

Salaries and employee benefits: There was an increase in salaries and employee benefits of $12.4 million for the period ended September 30, 2026, as compared to the same period in 2025. The increase in employee salaries and wages was due to additional payroll costs as well as an increase in employee insurance expense, which is primarily driven by the increase in staff from the Frontier merger.

Net occupancy and equipment: There was an increase in net occupancy and equipment of $2.9 million for the period ended September 30, 2026, as compared to the same period in 2025. The increase was primarily related to Frontier lease amortization, rent and depreciation.

Amortization of core deposit intangible: There was an increase in amortization of core deposit intangible of $2.7 million for the period ended September 30, 2026, as compared to the same period in 2025. The increase was driven by the NBC and Frontier mergers.

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

Efficiency Ratio

The efficiency ratio is a supplemental financial measure utilized in the internal evaluation of performance and is not defined under GAAP. For a reconciliation of non-GAAP financial measures see “Non-GAAP Financial Measures” in this Item 2. The calculation of our efficiency ratio is described under “Non-GAAP Financial Measures” in this Item 2. Generally, an increase in the efficiency ratio indicates that more resources are being utilized to generate the same volume of income, while a decrease would indicate a more efficient allocation of resources.

The efficiency ratio was 53.99% for the three months ended September 30, 2026, compared with 58.31% for the three months ended September 30, 2025. The positive trend was driven by realization of positive operating leverage through our mergers with NBC and Frontier as earnings grew at a faster pace than the expenses required to produce them.

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

During the tax year ended December 31, 2024, a Corporate Application for Tentative Refund was filed to carry back excess general business credits from 2023 to the 2020, 2021 and 2022 tax years resulting in a refund of $14.9 million which was received in the second quarter of 2025. Pursuant to Section 6405 of the Internal Revenue Code, refunds in excess of $5 million to a corporate taxpayer are subject to review by the Joint Committee on Taxation (JCT). On October 7, 2026, the IRS accepted the tax returns as adjusted for the tentative refund allowances and submitted its conclusions to the JCT for review. On October 26, 2026, the JCT completed its consideration of the IRS's report and concurred with the IRS's conclusions. While tax years ending December 31, 2020 and 2021, are closed for audit purposes, tax year ending December 31, 2022, remains open and, under request from the IRS, the statute of limitation has been extended to October 31, 2027.

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

Three months ended September 30, 2026, compared with three months ended September 30, 2025: The effective income tax rate for the three-month period ended September 30, 2026 was 21.2%, compared with 20.5% for the three-month period ended September 30, 2025. In the prior quarter, we reported a pre-tax loss and income tax benefit associated with the loss on the sale of debt securities resulting in a positive effective tax rate (indicating tax benefit with pre-tax loss). In the current quarter, we reported pre-tax income and income tax expense resulting in a positive effective tax rate (indicating tax expense with pre-tax income). The comparison of the effective tax rate between the current and prior quarter is not meaningful due to the change from a pre-tax loss in the prior quarter to pre-tax income in the current quarter.

Nine months ended September 30, 2026, compared with nine months ended September 30, 2025: The effective income tax rate for the nine month period ended September 30, 2026, was 22.0% as compared to 873.5% for the nine month period ended September 30, 2025. See drivers of change in the section above.

Financial Condition

Total assets increased $1.22 billion from December 31, 2025, to $7.59 billion at September 30, 2026. This increase was primarily due to an increase in loans held for investment of $1.25 billion and available-for-sale securities of $209.8 million, partially offset by a decrease in cash and cash equivalents of $269.5 million. Total liabilities increased $1.13 billion to $6.78 billion at September 30, 2026. The change in total liabilities is primarily due to increase in total deposits of $1.03 billion and an increase in FHLB borrowings of $89.1 million. Total stockholders’ equity increased $83.9 million from $732.1 million at December 31, 2025, to $816.0 million at September 30, 2026, principally due to a $104.6 million increase in additional paid-in capital, primarily from common stock issued in the Frontier acquisition, and a $58.1 million increase in retained earnings, partially offset by a $46.2 million decrease in accumulated other comprehensive income (loss) from unrealized losses on available-for-sale securities and a $32.6 million increase in treasury stock. Total assets decreased $134.5 million from June 30, 2026, as a $208.3 million decrease in cash and cash equivalents, reflecting the $136.4 million decrease in total deposits, was partially offset by increases in loans held for investment of $39.2 million and available-for-sale securities of $10.7 million.

Loan Portfolio

The following table summarizes our loan portfolio by type of loan as of the dates indicated.

Composition of Loan Portfolio

	September 30, 2026		December 31, 2025
	Amount	Percent	Amount	Percent	Change	%
	(Dollars in thousands)
Commercial and industrial	$953,875	17.5%	$816,885	19.5%	$136,990	16.8%
Real estate loans:
Commercial real estate	2,997,362	55.0%	2,226,348	53.0%	771,014	34.6%
Residential real estate	695,861	12.8%	582,145	13.9%	113,716	19.5%
Agricultural real estate	443,966	8.2%	278,927	6.6%	165,039	59.2%
Total real estate loans	4,137,189	76.0%	3,087,420	73.5%	1,049,769	34.0%
Agricultural	249,233	4.6%	188,475	4.5%	60,758	32.2%
Consumer	104,585	1.9%	105,400	2.5%	(815)	(0.8)%
Total loans held for investment	$5,444,882	100.0%	$4,198,180	100.0%	$1,246,702	29.7%
Total loans held for sale	$2,425	100.0%	$1,392	100.0%	$1,033	74.2%
Total loans held for investment (net of allowances)	$5,380,904	100.0%	$4,145,424	100.0%	$1,235,480	29.8%

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

At September 30, 2026, gross total loans, including loans held for sale, were 88.3% of deposits and 71.8% of total assets. At December 31, 2025, gross total loans, including loans held for sale, were 81.7% of deposits and 65.9% of total assets.

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

The contractual maturity ranges of loans in our loan portfolio and the amount of such loans with predetermined interest rates and floating rates in each maturity range as of September 30, 2026, are summarized in the following table.

Loan Maturity and Sensitivity to Changes in Interest Rates

	As of September 30, 2026
	One year or less	After one year through five years	After five years through fifteen years	After fifteen years	Total
	(Dollars in thousands)
Commercial and industrial	$371,222	$391,132	$99,025	$92,496	$953,875
Real Estate:
Commercial real estate	789,356	1,664,245	404,124	139,637	2,997,362
Residential real estate	43,717	67,173	98,942	486,029	695,861
Agricultural real estate	133,159	187,095	62,728	60,984	443,966
Total real estate	966,232	1,918,513	565,794	686,650	4,137,189
Agricultural	168,249	61,124	8,051	11,809	249,233
Consumer	48,667	46,253	6,845	2,820	104,585
Total	$1,554,370	$2,417,022	$679,715	$793,775	$5,444,882
Loans with a predetermined fixed interest rate	$601,152	$1,012,604	$131,568	$278,082	$2,023,406
Loans with an adjustable/floating interest rate	953,218	1,404,418	548,147	515,693	3,421,476
Total	$1,554,370	$2,417,022	$679,715	$793,775	$5,444,882

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

For additional information, see “NOTE 3 – LOANS AND ALLOWANCE FOR CREDIT LOSSES” in the Condensed Notes to Interim Consolidated Financial Statements.

Nonperforming Assets

The following table presents information regarding nonperforming assets at the dates indicated.

Nonperforming Assets

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Non-accrual loans	$68,970	$40,276
Accruing loans 90 or more days past due	2,465	2,610
OREO acquired through foreclosure, net	3,537	3,246
Other repossessed assets	421	578
Total nonperforming assets	$75,393	$46,710
Ratios:
Nonperforming assets to total assets	0.99%	0.73%
Nonperforming assets to total loans plus OREO and repossessed assets	1.38%	1.11%

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

The nonperforming loans at September 30, 2026, consisted of 405 separate credits and 310 separate borrowers. We had 10 nonperforming loan relationships, totaling $31.3 million, with an outstanding balance in excess of $1.0 million as of September 30, 2026.

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

Potential Problem Loans

Potential problem loans consist of loans that are performing in accordance with contractual terms, but for which management has concerns about the borrower’s ability to comply with repayment terms because of the borrower’s potential financial difficulties. Potential problem loans are assigned a grade of special mention or substandard. At September 30, 2026, loans graded special mention or substandard totaled $85.7 million, of which $71.4 million were included in non-accrual loans or accruing loans 90 days or more past due. Accordingly, we had $14.3 million in potential problem loans at September 30, 2026, compared to $36.7 million at December 31, 2025.

With respect to potential problem loans, all monitored and under-performing loans are reviewed and evaluated to determine if they should be individually evaluated for credit losses. If we determine that a loan should be individually evaluated, then we evaluate the borrower’s overall financial condition to determine the need, if any, for possible write downs or appropriate additions to the allowance for credit losses based on the unlikelihood of full repayment of principal and interest in accordance with the contractual terms or the net realizable value of the pledged collateral. At September 30, 2026 and December 31, 2025, loans individually evaluated for credit losses totaled $93.0 million and $52.3 million with a total allowance for credit losses of $10.1 million and $6.5 million.

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

Allowance for Credit Losses
For the Quarters Ended,
(Dollars in thousands)
September 30, 2026	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$23,774	$22,796	$7,642	$7,587	$490	$1,689	$63,978
Total loans outstanding (1)	2,997,362	953,875	695,861	443,966	249,233	104,585	5,444,882
Net (charge-offs) recoveries QTD	6	(1,844)	8	1	—	(263)	(2,092)
Net (charge-offs) recoveries YTD	67	(4,667)	(18)	169	(7)	(675)	(5,131)
Average loan balance QTD (1)	3,005,472	902,095	696,715	439,616	239,629	105,527	5,389,054
Average loan balance YTD (1)	2,978,071	940,379	701,139	432,627	246,777	109,142	5,408,135
Non-accrual loan balance	20,866	35,167	6,175	3,367	2,576	819	68,970
Loans to total loans outstanding	55.0%	17.5%	12.8%	8.2%	4.6%	1.9%	100.0%
ACL to total loans	0.8%	2.4%	1.1%	1.7%	0.2%	1.6%	1.2%
Net charge-offs to average loans QTD	—%	(0.2)%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.5)%	—%	—%	—%	(0.6)%	(0.1)%
Non-accrual loans to total loans	0.7%	3.7%	0.9%	0.8%	1.0%	0.8%	1.3%
ACL to non-accrual loans	113.9%	64.8%	123.8%	225.3%	19.0%	206.2%	92.8%

September 30, 2025	Commercial Real Estate	Commercial and Industrial	Residential Real Estate	Agricultural Real Estate	Agricultural	Consumer	Total
Allowance for credit losses (ACL)	$21,454	$14,953	$9,031	$5,433	$719	$1,879	$53,469
Total loans outstanding (1)	2,216,180	907,439	590,598	272,087	174,517	107,766	4,268,587
Net (charge-offs) recoveries QTD	(220)	(607)	(14)	(18)	10	(255)	(1,104)
Net (charge-offs) recoveries YTD	264	(981)	(119)	29	(41)	(994)	(1,842)
Average loan balance QTD (1)	2,251,059	934,768	574,797	245,017	132,095	109,058	4,246,794
Average loan balance YTD (1)	2,003,415	790,373	568,622	255,618	103,685	97,943	3,819,656
Non-accrual loan balance	16,689	21,822	4,109	3,355	1,829	770	48,574
Loans to total loans outstanding	51.9%	21.3%	13.8%	6.4%	4.1%	2.5%	100.0%
ACL to total loans	1.0%	1.6%	1.5%	2.0%	0.4%	1.7%	1.3%
Net charge-offs to average loans QTD	—%	(0.1)%	—%	—%	—%	(0.2)%	—%
Net charge-offs to average loans YTD	—%	(0.1)%	—%	—%	—%	(1.0)%	—%
Non-accrual loans to total loans	0.8%	2.4%	0.7%	1.2%	1.0%	0.7%	1.1%
ACL to non-accrual loans	128.6%	68.5%	219.8%	161.9%	39.3%	244.0%	110.1%

(1)
Excluding loans held for sale.

Management believes that the allowance for credit losses at September 30, 2026, was adequate to cover current expected credit losses in the loan portfolio as of such date. There can be no assurance, however, that we will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2026.

The allowance for credit losses on loans measured on a collective basis totaled $53.9 million, or 1.0% of the $5.35 billion in loans measured on a collective basis at September 30, 2026, compared to an allowance for credit losses of $46.2 million, or 1.1%, of the $4.1 billion in loans measured on a collective basis at December 31, 2025. The total reserve percentage to total loans was 1.2% at September 30, 2026, and 1.3% at December 31, 2025.

Securities

We use our securities portfolio to provide a source of liquidity, to provide an appropriate return on funds invested, to manage interest rate risk, to meet pledging requirements and to meet regulatory capital requirements. At September 30, 2026, securities represented 16.4% of total assets, increasing from 16.3% at December 31, 2025.

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

The following table summarizes the amortized cost and fair value by classification of available-for-sale securities as of the dates shown.

Available-For-Sale Securities

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
U.S. Government-sponsored entities	$19,281	$19,188	$25,960	$26,298
U.S. Treasury securities	41,491	41,477	35,134	35,250
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	1,025,144	977,533	763,827	772,145
Private label residential mortgage-backed securities	3,958	3,910	4,441	4,326
Corporate	101,354	99,090	92,142	91,798
Small Business Administration loan pools	80,284	78,747	80,199	80,205
State and political subdivisions	21,959	20,449	20,767	20,546
Total available-for-sale securities	$1,293,471	$1,240,394	$1,022,470	$1,030,568

The following table summarizes the amortized cost and fair value by classification of Held-to-Maturity securities as of the dates shown.

Held-To-Maturity Securities

	September 30, 2026		December 31, 2025
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Mortgage-backed securities
Government-sponsored residential mortgage-backed securities	$3,889	$3,756	$3,967	$4,098
State and political subdivisions	1,278	1,191	1,281	1,311
Total held-to-maturity securities	$5,167	$4,947	$5,248	$5,409

At September 30, 2026, and December 31, 2025, we did not own securities of any one issuer (other than the U.S. government and its agencies or sponsored entities) for which aggregate par value exceeded 10% of consolidated stockholders’ equity at the reporting dates noted.

The following tables summarize the contractual maturity of debt securities and their weighted average yields as of September 30, 2026, and December 31, 2025. Expected maturities will differ from contractual maturities because issuers may have the right to call or prepay obligations, with or without call or prepayment penalties. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Available-for-sale securities are shown at fair value and held-to-maturity securities are shown at cost, adjusted for the amortization of premiums and the accretion of discounts.

	September 30, 2026
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$10,595	4.36%	$8,593	4.52%	$—	—%	$—	—%	$19,188	4.43%
U.S. Treasury securities	40,712	3.85%	765	4.56%	—	—%	—	—%	41,477	3.87%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	$54,651	4.90%	$22,909	5.14%	$899,973	4.85%	977,533	4.86%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	3,910	2.00%	3,910	2.00%
Corporate	8,645	5.48%	16,490	8.64%	73,955	6.60%	—	—%	99,090	6.84%
Small Business Administration loan pools	—	—%	1,611	4.39%	41,987	4.28%	35,149	4.34%	78,747	4.31%
State and political subdivisions(1)	1,327	3.04%	5,819	3.08%	6,658	3.31%	6,645	4.83%	20,449	3.72%
Total available-for-sale securities	61,279	4.15%	87,929	5.43%	145,509	5.55%	945,677	4.82%	1,240,394	4.92%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,125	5.03%	764	4.85%	3,889	4.99%
State and political subdivisions(1)	—	—%	—	—%	169	3.02%	1,109	4.62%	1,278	4.41%
Total held-to-maturity securities	—	—%	—	—%	3,294	4.92%	1,873	4.71%	5,167	4.85%
Total debt securities	$61,279	4.15%	$87,929	5.43%	$148,803	5.54%	$947,550	4.82%	$1,245,561	4.92%
(1)
The calculated yield is not presented on a tax equivalent basis.

	December 31, 2025
	Due in one year or less		Due after one year through five years		Due after five years through 10 years		Due after 10 years		Total
	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield	Carrying Value	Yield
	(Dollars in thousands)
Available-for-sale securities:
U.S. Government-sponsored entities	$10,112	4.45%	$16,186	4.45%	$—	—%	$—	—%	$26,298	4.45%
U.S. Treasury securities	29,747	3.83%	5,503	4.60%	—	—%	—	—%	35,250	3.95%
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	2	4.26%	55,875	4.95%	15,337	5.13%	700,931	4.94%	772,145	4.95%
Private label residential mortgage-backed securities	—	—%	—	—%	—	—%	4,326	4.21%	4,326	4.21%
Corporate	2,326	3.76%	18,877	7.89%	69,839	5.49%	756	6.01%	91,798	5.95%
Small Business Administration loan pools	—	—%	2,402	5.01%	37,952	4.50%	39,851	4.72%	80,205	4.62%
State and political subdivisions(1)	908	3.04%	3,791	3.10%	10,330	3.22%	5,517	4.22%	20,546	3.46%
Total available-for-sale securities	43,095	3.95%	102,634	5.33%	133,458	4.99%	751,381	4.92%	1,030,568	4.93%
Held-to-maturity securities:
Mortgage-backed securities
Government-sponsored residential mortgage- backed securities	—	—%	—	—%	3,101	5.02%	866	4.91%	3,967	4.99%
State and political subdivisions(1)	—	—%	—	—%	170	3.02%	1,111	4.62%	1,281	4.40%
Total held-to-maturity securities	—	—%	—	—%	3,271	4.91%	1,977	4.74%	5,248	4.85%
Total debt securities	$43,095	3.95%	$102,634	5.33%	$136,729	4.99%	$753,358	4.92%	$1,035,816	4.93%
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

The contractual maturity of mortgage-backed securities is not a reliable indicator of their expected lives because borrowers have the right to prepay their obligations at any time. Monthly pay downs on mortgage-backed securities cause the average lives of these securities to be much different than their stated lives. At September 30, 2026, and December 31, 2025, 91.8% and 90.5% of the residential mortgage-backed securities held by us had contractual final maturities of more than ten years, with a weighted average life of 5.3 years and 5.0 years and a modified duration of 4.2 years and 4.1 years.

Goodwill Impairment Assessment

At September 30, 2026, we performed an interim qualitative analysis and concluded there were no indications that goodwill was impaired. For additional information, see “Goodwill” under “Critical Accounting Estimates” in the Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

The following table shows our composition of deposits at September 30, 2026, and December 31, 2025.

Composition of Deposits

	September 30, 2026		December 31, 2025
	Amount	Percent of Total	Amount	Percent of Total
	(Dollars in thousands)
Non-interest-bearing demand	$1,150,775	18.7%	$1,148,409	22.3%
Interest-bearing demand	1,376,660	22.3%	1,268,307	24.7%
Savings and money market	2,012,088	32.6%	1,736,680	33.8%
Time	1,627,905	26.4%	984,868	19.2%
Total deposits	$6,167,428	100.0%	$5,138,264	100.0%

Total deposits at September 30, 2026, were $6.17 billion, an increase of $1.03 billion, or 20.0%, compared to total deposits of $5.14 billion at December 31, 2025.

Equity Bank's level of uninsured deposits as a percentage of non-brokered deposits was 29.8% at September 30, 2026, and 32.9% at December 31, 2025. Of these uninsured balances at September 30, 2026, $687.9 million or 40.9 % and at December 31, 2025, $857.6 million or 51.5%, are fully collateralized by either investments held by the Company or letters of credit from the FHLB.

The following table shows deposits acquired in 2026, as of the time of each acquisition.

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

The following table lists reciprocal and brokered deposits included in total deposits categorized by type at September 30, 2026, and December 31, 2025.

	September 30, 2026	December 31, 2025
	(Dollars in thousands)
Interest-bearing demand
Reciprocal	$612,155	$571,989
Non-reciprocal brokered	—	—
Total interest-bearing demand	612,155	571,989
Savings and money market
Reciprocal	142,009	100,226
Non-reciprocal brokered	2	1,605
Total savings and money market	142,011	101,831
Time
Reciprocal	108,168	51,691
Non-reciprocal brokered	508,995	70,170
Total time	617,163	121,861
Total reciprocal and brokered deposits	$1,371,329	$795,681

The following table provides information on the maturity distribution of time deposits of $250 thousand or more as of September 30, 2026, and December 31, 2025.

	September 30, 2026	December 31, 2025	Change	Percent Change
	(Dollars in thousands)
3 months or less	$168,500	$136,661	$31,839	23.3%
Over 3 through 6 months	123,079	206,748	(83,669)	(40.5)%
Over 6 through 12 months	161,116	67,260	93,856	139.5%
Over 12 months	46,235	69,857	(23,622)	(33.8)%
Total Time Deposits	$498,930	$480,526	$18,404	3.8%

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

Liquidity and Capital Resources

Liquidity

The following tables disclose average balances as a percentage of total average assets as of the time periods listed.

	For the three months ended
	September 30,
	2026	2025
Source of funds
Deposits
Non-interest-bearing	15.60%	19.16%
Interest-bearing demand	19.58%	19.71%
Savings and money market	26.66%	27.55%
Time	20.55%	15.82%
Federal Home Loan Bank advances	3.55%	2.76%
Subordinated borrowings	1.33%	1.41%
Other borrowings	0.64%	0.77%
Other liabilities	0.81%	1.06%
Stockholders' equity	11.28%	11.76%
Total	100.00%	100.00%

Uses of funds
Loans	72.80%	69.81%
Taxable securities	16.84%	14.39%
Nontaxable securities	0.28%	0.66%
Federal funds sold and other	2.85%	6.76%
Other real estate owned, net	0.06%	0.07%
Premises and equipment, net	1.93%	2.22%
Other non-interest-earnings assets	5.24%	6.09%
Total	100.00%	100.00%

	For the nine months ended
	September 30,
	2026	2025
Source of funds
Deposits
Non-interest-bearing	16.26%	18.22%
Interest-bearing demand	19.65%	20.08%
Savings and money market	26.50%	27.65%
Time	20.28%	14.84%
Federal Home Loan Bank advances	2.94%	3.94%
Subordinated borrowings	1.32%	1.69%
Other borrowings	0.64%	0.83%
Other liabilities	0.84%	0.94%
Stockholders' equity	11.57%	11.81%
Total	100.00%	100.00%

Uses of funds
Loans	72.94%	69.45%
Taxable securities	15.67%	16.47%
Nontaxable securities	0.30%	0.91%
Federal funds sold and other	3.47%	4.94%
Other real estate owned, net	0.06%	0.08%
Premises and equipment, net	1.91%	2.20%
Other non-interest-earnings assets	5.65%	5.95%
Total	100.00%	100.00%

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

During the nine months ended September 30, 2026, and 2025, our liquidity needs have primarily been met by core deposits, security and loan maturities, and amortizing security and loan portfolios. Other funding sources include federal funds purchased, brokered certificates of deposit, borrowings from the FHLB, and Federal Reserve Bank borrowings.

Our largest sources of funds are deposits and FHLB borrowings and our largest uses of funds are loan fundings, securities purchases and debt servicing. Average loans were $5.41 billion for the nine months ended September 30, 2026, an increase of 37.4% over the December 31, 2025, average balance. Excess deposits are primarily invested in our interest-bearing deposit account with the Federal Reserve Bank of Kansas City, investment securities, federal funds sold or other short-term liquid investments until the funds are needed to fund loan growth. Our securities portfolio has a weighted average life of 5.3 years and a modified duration of 4.2 years at September 30, 2026.

Cash and cash equivalents were $338.3 million at September 30, 2026, a decrease of $269.5 million from the $607.8 million cash and cash equivalents at December 31, 2025. The majority of our liquidity comes from our operations, including net income, supplemented by the repayment of principal on loans and investment securities through payoffs, paydowns and normal amortization. From time to time as conditions warrant, we borrow funds to maintain our liquidity requirement and fund operational needs. We believe that our daily funding needs can be met through cash provided by operating activities, payments and maturities on loans and investment securities, the core deposit base and FHLB advances and other borrowing relationships.

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

Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of September 30, 2026, and December 31, 2025, we meet all capital adequacy requirements to which we are subject.

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

Failure to meet capital guidelines could subject the institution to a variety of enforcement remedies by federal bank regulatory agencies, including termination of deposit insurance by the FDIC, restrictions on certain business activities and appointment of the FDIC as conservator or receiver. As of September 30, 2026, the most recent notifications from the federal regulatory agencies categorized Equity Bank as “well capitalized” under the regulatory framework for prompt corrective action. To be categorized as well capitalized, Equity Bank must maintain minimum Total capital, Tier 1 capital, Common Equity Tier 1 capital, and Tier 1 leverage ratios. For additional information, see “NOTE 9 – REGULATORY MATTERS” in the Condensed Notes to Interim Consolidated Financial Statements. There are no conditions or events since that notification that management believes have changed Equity Bank’s category.

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

	As of the Period Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in thousands, except per share data)
Total stockholders’ equity	$815,954	$827,258	$817,610	$732,054	$711,892
Goodwill	(105,356)	(105,356)	(104,958)	(82,101)	(77,573)
Core deposit intangibles, net	(26,485)	(28,296)	(30,536)	(21,634)	(22,895)
Naming rights, net	(5,476)	(5,553)	(5,629)	(5,703)	(5,778)
Tangible common equity	$678,637	$688,053	$676,487	$622,616	$605,646
Common shares issued at period end	20,610,134	20,567,009	20,767,023	18,944,987	19,111,084
Diluted common shares outstanding at period end	20,805,774	20,811,448	20,946,924	19,196,160	19,279,741
Book value per common share	$39.59	$40.22	$39.37	$38.64	$37.25
Tangible book value per common share	$32.93	$33.45	$32.58	$32.86	$31.69
Tangible book value per diluted common share	$32.62	$33.06	$32.30	$32.43	$31.41

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

	As of the Period Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in thousands)
Total stockholders’ equity	$815,954	$827,258	$817,610	$732,054	$711,892
Goodwill	(105,356)	(105,356)	(104,958)	(82,101)	(77,573)
Core deposit intangibles, net	(26,485)	(28,296)	(30,536)	(21,634)	(22,895)
Naming rights, net	(5,476)	(5,553)	(5,629)	(5,703)	(5,778)
Tangible common equity	$678,637	$688,053	$676,487	$622,616	$605,646
Total assets	$7,591,137	$7,725,621	$7,667,370	$6,373,172	$6,365,631
Goodwill	(105,356)	(105,356)	(104,958)	(82,101)	(77,573)
Core deposit intangibles, net	(26,485)	(28,296)	(30,536)	(21,634)	(22,895)
Naming rights, net	(5,476)	(5,553)	(5,629)	(5,703)	(5,778)
Tangible assets	$7,453,820	$7,586,416	$7,526,247	$6,263,734	$6,259,385
Equity to assets	10.75%	10.71%	10.66%	11.49%	11.18%
Tangible common equity to tangible assets	9.10%	9.07%	8.99%	9.94%	9.68%

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

	For the Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in thousands)
Total average stockholders’ equity	$835,551	$824,633	$841,838	$725,651	$715,319
Average intangible assets	(138,094)	(140,081)	(141,742)	(108,779)	(95,046)
Average tangible common equity	$697,457	$684,552	$700,096	$616,872	$620,273
Net income (loss) allocable to common stockholders	$26,774	$26,439	$16,966	$22,084	$(29,663)
Amortization of intangible assets	1,942	2,369	2,056	1,390	1,312
Net gain on acquisition	—	—	—	—	—
Net (gain) loss on securities transactions	(10)	1,213	108	(154)	53,352
Merger expenses	967	133	5,725	1,481	6,163
Loss on debt extinguishment	—	—	—	—	—
Day 2 Merger provision	—	—	6,099	—	6,228
Tax effect	(609)	(780)	(2,937)	(571)	(14,082)
Core net income allocable to common stockholders	$29,064	$29,374	$28,017	$24,230	$23,310
Return on total average stockholders’ equity (ROAE) annualized	12.71%	12.86%	8.17%	12.07%	(16.45)%
Core return on average equity	13.78%	14.26%	13.41%	13.23%	12.47%
Return on average tangible common equity (ROATCE) annualized	16.10%	16.59%	10.77%	14.91%	(18.31)%
Core return on average tangible common equity (CROATCE) annualized	16.51%	17.17%	16.10%	15.56%	14.30%

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

	For the Three Months Ended
	September 30,	June 30,	March 31,	December 31,	September 30,
	2026	2026	2026	2025	2025
	(Dollars in thousands, except per share data)
Net income (loss) allocable to common stockholders	$26,774	$26,439	$16,966	$22,084	$(29,663)
Amortization of intangible assets	1,942	2,369	2,056	1,390	1,312
Tax effect of adjustments	(408)	(497)	(432)	(292)	(276)
Net income (loss) allocable to common stockholders, adjusted for amortization of intangible assets, net of tax	28,308	28,311	18,590	23,182	(28,627)
Net gain on acquisitions	—	—	—	—	—
Gain (loss) from securities transactions	(10)	1,213	108	(154)	53,352
Loss on debt extinguishment	—	—	—	—	—
Merger expense	967	133	5,725	1,481	6,163
Day 2 Merger provision	—	—	6,099	—	6,228
Tax effect of adjustments	(201)	(283)	(2,505)	(279)	(13,806)
Adjusted operating net income	$29,064	$29,374	$28,017	$24,230	$23,310
GAAP earnings (loss) per diluted share	$1.29	$1.27	$0.80	$1.15	$(1.55)
Core earnings (loss) per diluted share	$1.40	$1.41	$1.32	$1.26	$1.21
Total average assets	$7,408,928	$7,330,174	$7,451,709	$6,141,284	$6,085,064
Total average stockholder's equity	$835,551	$824,633	$841,838	$725,651	$715,319
Weighted average diluted common shares	20,802,722	20,825,444	21,263,164	19,235,412	19,129,726
Return on Average Assets (ROAA) annualized	1.43%	1.45%	0.92%	1.43%	-1.93%
Core Operating ROAA annualized	1.56%	1.61%	1.52%	1.57%	1.51%

Efficiency Ratio: The efficiency ratio is a non-GAAP measure generally used by financial analysts and investment bankers to evaluate financial institutions. We calculate the efficiency ratio by dividing non-interest expense, excluding goodwill impairment, merger expenses, amortization of intangible assets and loss on debt extinguishment, by the sum of net interest income and non-interest income, excluding net gains on the sale of available-for-sale securities and other securities transactions, and the net gain on acquisition. The GAAP-based efficiency ratio is non-interest expense less goodwill impairment, divided by net interest income plus non-interest income.

In management’s judgment, the adjustments made to non-interest expense and non-interest income allow investors and analysts to better assess operating expenses in relation to operating revenue by removing merger expenses, loss on debt extinguishment, net gains on the sale of available-for-sale securities and other securities transactions, and the net gain on acquisition.

The following table reconciles, as of the dates set forth below, the efficiency ratio to the GAAP-based efficiency ratio.

	For the Three Months Ended
	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
	(Dollars in thousands)
Non-interest expense	$48,114	$46,885	$54,969	$46,587	$49,082
Merger expense	(967)	(133)	(5,725)	(1,481)	(6,163)
Loss on debt extinguishment	—	—	—	—	—
Amortization of intangible assets	(1,942)	(2,369)	(2,056)	(1,390)	(1,312)
Non-interest expense	$45,205	$44,383	$47,188	$43,716	$41,607
Net interest income	$72,841	$73,872	$73,664	$63,502	$62,485
Non-interest income	$10,904	$8,058	$9,487	$9,532	$(44,479)
Net gain on acquisition and branch sales	—	—	—	—	—
Net gain (loss) from securities transactions	(10)	1,213	108	(154)	53,352
Non-interest income, excluding net gain (loss) from securities transactions and net gain on acquisition and branch sales	$10,894	$9,271	$9,595	$9,378	$8,873
Net interest income plus non-interest income, excluding net gain on acquisition and branch sales and net gain (loss) from securities transactions	$83,735	$83,143	$83,259	$72,880	$71,358
Non-interest expense to net interest income plus non-interest income	57.45%	57.23%	66.11%	63.79%	272.59%
Efficiency Ratio	53.99%	53.38%	56.68%	59.98%	58.31%
Total Average Assets	$7,408,928	$7,330,174	$7,451,709	$6,141,284	$6,085,064
Core non-interest expense / Average assets	2.42%	2.43%	2.57%	2.82%	2.71%

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

The change in the impact of net interest income from the base case for September 30, 2026, and December 31, 2025, was primarily driven by the rate and mix of variable and fixed rate financial instruments, the underlying duration of the financial instruments and the level of response to changes in the interest rate environment.

The continuing positive impact to net interest income in the rates up interest rate shock scenarios is due to the lower proportion of fixed rate investments and fixed rate loans compared to the interest earning cash balances and adjustable-rate loans. The offsetting negative impact in the rates up interest rate shocks and relatively less positive total impact compared to December 31, 2025 are mainly caused by the proportional increase in fixed rate loans and time deposits. In the rates down interest rate shock scenarios, the main drivers of the negative impact on net interest income are the downward pricing of variable rate loans receivable and interest earning cash. This is partially offset by the faster downward repricing of short-term time deposits and beta-sensitive non-maturity deposits in addition to slower downward repricing of fixed rate loans and investments. While improved year-to-date, these factors result in the overall negative impact to net interest income in the down rate interest rate shock scenarios.

The change in the economic value of equity from the base case for September 30, 2026, is due to us being in a liability sensitive position and the level of convexity in our prepayable assets. Generally, with a liability sensitive position, as interest rates increase, the value of your assets decrease faster than the value of liabilities and, as interest rates decrease, the value of your assets increases at a faster rate than liabilities. First, the mix of interest-bearing deposit and non-interest-bearing deposits impact the level of deposit decay and the resulting benefit of discounting from the non-interest-bearing deposits. Non-interest-bearing and other low-beta interest-bearing deposits were proportionally lower, while beta sensitive deposits were proportionally higher year-to-date, negatively impacting up and down rate scenario results. Second, due to the level of convexity in our fixed-rate prepayable assets, we do not experience a similar change in the value of assets in a rates down interest rate shock scenario. As rates decrease, the level of modeled prepayments increases for fixed rate prepayable assets, and as rates increase, the level of modeled prepayments decreases. In rates down, the EVE values have a more positive impact year-to-date and the rates up scenarios have a more negative impact, mainly due to the proportionally higher amount of longer term fixed-rate assets resulting in slower asset repricing overall, despite the asymmetric impact of their convexity. The accelerated negative impact in the 300 bps down rate scenario is driven by a significant level of liabilities hitting their implied cost floors of near 0%, compared to the higher yielding floating rate assets that continue to absorb entire rate cuts as rates fall.

Market Risk

	Impact on Net Interest Income
Change in prevailing interest rates	September 30, 2026	December 31, 2025
+300 basis points	7.0%	11.3%
+200 basis points	4.8%	7.5%
+100 basis points	2.4%	3.6%
0 basis points	—	—
-100 basis points	—	(1.4)%
-200 basis points	(0.3)%	(2.9)%
-300 basis points	(1.8)%	(5.3)%

The following table summarizes the simulated immediate impact on economic value of equity as of the dates indicated.

	Impact on Economic Value of Equity
Change in prevailing interest rates	September 30, 2026	December 31, 2025
+300 basis points	(13.0)%	(8.0)%
+200 basis points	(9.0)%	(5.3)%
+100 basis points	(4.7)%	(2.8)%
0 basis points	—	—
-100 basis points	2.4%	0.2%
-200 basis points	2.3%	(2.0)%
-300 basis points	0.2%	(6.8)%

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

Repurchase of Common Stock

On May 20, 2026, the Board of Directors of Equity Bancshares, Inc. approved a share repurchase plan for up to 1,000,000 shares of outstanding common stock over a one-year period beginning on the earlier of either completion of purchases under the October 1, 2025 to September 30, 2026 authorization or expiration of the current authorization on September 30, 2026. The repurchase program does not obligate Equity to acquire a specific dollar amount or number of shares, and it may be extended, modified or discontinued at any time without notice. Non-objection from the Federal Reserve Bank of Kansas City related to this repurchase plan was received August 5, 2026. During the three months ended September 30, 2026, we did not repurchase any shares of our outstanding common stock. At September 30, 2026, the only authorization in effect was the October 2025 program, which expired on that date with 116,293 shares unpurchased. The May 2026 program for 1,000,000 shares became effective October 1, 2026.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Mine Safety Disclosures

Not applicable.

Item 5: Other Information

During the nine months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted, terminated or modified a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such defined in Item 408 of Regulation S-K).

Item 6: Exhibits

Exhibit No.	Description
2.1

Agreement and Plan of Reorganization, dated September 2, 2026, by and among Equity Bancshares, Inc. and Lincoln Bancorp (incorporated by reference to Exhibit 2.1 to Equity Bancshares, Inc.'s Current Report on Form 8-K, filed with the SEC on September 2, 2026).

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

Equity Bancshares, Inc.

November 6, 2026	By:	/s/ Brad S. Elliott
Date		Brad S. Elliott
Chairman and Chief Executive Officer

November 6, 2026	By:	/s/ Chris M. Navratil
Date		Chris M. Navratil
Executive Vice President and Chief Financial Officer